Form 10-Q
period 2010-09-30
SemGroup Corp
filed 2010-11-30
CIK 1489136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 1-34736

SEMGROUP CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-3533152
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

Two Warren Place

6120 S. Yale Avenue, Suite 700

Tulsa, OK 74136-4216

(Address of principal executive offices and zip code)

(918) 524-8100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-Accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court:    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class		Outstanding at October 27, 2010
Class A	Common stock, $0.01 par	40,868,643	Shares
Class B	Common stock, $0.01 par	651,586	Shares

SemGroup Corporation

	PART I – FINANCIAL INFORMATION

Item 1	Financial Statements (Unaudited)	5
	Condensed Consolidated Balance Sheets – September 30, 2010 and December 31, 2009	5
	Condensed Consolidated Statements of Operations and Comprehensive Loss – Three and Nine Months Ended September 30, 2010 (SemGroup Corporation) and 2009 (SemGroup, L.P.)	6
	Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2010 (SemGroup Corporation) and 2009 (SemGroup, L.P.)	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3	Quantitative and Qualitative Disclosures about Market Risk	48
Item 4	Controls and Procedures	50

	PART II – OTHER INFORMATION

Item 1	Legal Proceedings	51
Item 1A	Risk Factors	51
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 3	Defaults Upon Senior Securities	51
Item 4	[Reserved]	51
Item 5	Other Information	51
Item 6	Exhibits	51

	SIGNATURE	52

Cautionary Note Regarding Forward-Looking Statements

Certain matters contained in this Quarterly Report on Form 10-Q include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

All statements, other than statements of historical fact, included in this Report regarding the prospects of our industry, our anticipated financial performance, management’s plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions and other matters, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negative of these terms or variations of them or similar terms. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those discussed in Item 1A of our Registration Statement on Form 10, as amended, entitled “Risk Factors,” risk factors discussed in other reports that we file with the SEC and the following:

•	Our ability to generate sufficient cash flow from operations to enable us to pay our debt obligations or to fund our other liquidity needs;

•	Our ability to comply with the covenants contained in and maintain certain financial ratios required by our credit facilities;

•	Our ability to obtain additional capital on terms that are favorable to us;

•	The possibility that our hedging activities may result in losses or may have a negative impact on our financial results;

•	Any sustained reduction in demand for the petroleum products we gather, transport, process and store;

•	Our ability to obtain new sources of supply of petroleum products;

•	Our failure to comply with new or existing environmental laws or regulations or cross border laws or regulations;

•	The possibility that the construction or acquisition of new assets may not result in the corresponding anticipated revenue increases;

•	The effects of having recently filed for and emerged from bankruptcy protection;

•	Any future impairment to goodwill resulting from the loss of customers or business;

•	Changes in currency exchange rates; and

•	The risks and uncertainties of doing business outside of the U.S., including political and economic instability and changes in local governmental laws, regulations and policies.

New factors that could cause actual results to differ materially from those described in forward-looking statements emerge from time to time, and it is not possible for us to predict all such factors, or the extent to which any such factor or combination of factors may cause actual results to differ from those contained in any forward-looking statement.

Readers are cautioned not to place undue reliance on any forward-looking statements contained in this Report, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements.

In this Report, unless otherwise indicated, all dollar amounts are expressed in United States dollars.

Unless otherwise indicated, the terms the “Company,” “our company,” “our,” “we,” “us” and similar language refer to SemGroup® Corporation, a Delaware corporation, and our consolidated subsidiaries and their predecessors. We sometimes refer to crude oil, natural gas, natural gas liquids (natural gas liquids, or “NGLs,” include ethane, propane, normal butane, iso-butane, and natural gasoline), refined petroleum products and liquid asphalt cement, collectively, as “petroleum products” or “products.”

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SEMGROUP CORPORATION

Condensed Consolidated Balance Sheets

(Dollars in thousands)

	Successor
	(unaudited)
	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$75,873	$41,917
Restricted cash	71,995	245,799
Accounts receivable (net of allowance of $9,131 and $617 at September 30, 2010 and December 31, 2009, respectively)	208,882	218,279
Inventories	138,759	166,705
Current assets of discontinued operations	363	2,634
Other current assets	32,254	115,393

Total current assets	528,126	790,727

Property, plant and equipment (net of accumulated depreciation of $37,019 and $4,563 at September 30, 2010 and December 31, 2009, respectively)	785,106	1,041,379
Investment in White Cliffs (Note 4)	154,972	—
Goodwill	117,516	186,844
Other intangible assets (net of accumulated amortization of $5,093 and $4,220 at September 30, 2010 and December 31, 2009, respectively)	33,708	130,612
Other assets, net	35,429	60,451

Total assets	$1,654,857	$2,210,013

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$130,064	$177,352
Accrued liabilities	71,513	46,674
Payables to pre-petition creditors	76,157	285,700
Other current liabilities	17,592	34,662
Current liabilities of discontinued operations	2,289	12,656
Current portion of long-term debt	6,338	20,719

Total current liabilities	303,953	577,763

Long-term debt	347,286	499,213
Deferred income taxes	91,810	98,246
Other noncurrent liabilities	52,878	56,534
Commitments and contingencies (Note 10)
SemGroup Corporation equity:
Common stock (Note 11)	414	414
Additional paid-in capital	1,022,180	1,017,498
Accumulated deficit	(165,262)	(37,892)
Accumulated other comprehensive income (loss)	1,598	(3,334)

Total SemGroup Corporation equity	858,930	976,686

Noncontrolling interests in consolidated subsidiaries	—	1,571

Total owners’ equity	858,930	978,257

Total liabilities and owners’ equity	$1,654,857	$2,210,013

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(Dollars in thousands, except per share amounts)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Revenues:
Product	$311,123	$200,409	$963,350	$646,068
Service	46,153	34,559	145,775	79,021
Other	28,023	136	68,079	845

Total revenues	385,299	235,104	1,177,204	725,934
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	293,684	188,688	903,248	599,678
Operating	41,195	11,949	113,310	33,868
General and administrative	21,617	11,580	70,402	38,529
Depreciation and amortization	18,632	12,117	58,150	30,836
Loss (gain) on disposal or impairment of long-lived assets, net	5,192	5	96,581	(93)

Total expenses	380,320	224,339	1,241,691	702,818

Operating income (loss)	4,979	10,765	(64,487)	23,116

Other expense:
Interest expense (excluding compromised interest of $61,063 and $180,671 for the three months and nine months ended September 30, 2009, respectively)	21,112	3,084	66,509	9,641
Foreign currency transaction loss (gain)	(39)	441	1,556	(2,753)
Other expense (income), net	(2,664)	(1,706)	(3,411)	(3,649)

Total other expense	18,409	1,819	64,654	3,239

Income (loss) from continuing operations before reorganization items and income taxes	(13,430)	8,946	(129,141)	19,877
Reorganization items loss (Note 5)	—	(51,302)	—	(127,566)

Loss from continuing operations before income taxes	(13,430)	(42,356)	(129,141)	(107,689)
Income tax expense (benefit)	2,242	1,201	(272)	5,393

Loss from continuing operations	(15,672)	(43,557)	(128,869)	(113,082)
Income (loss) from discontinued operations, net of income taxes	348	8,679	1,724	(41,076)

Net loss	(15,324)	(34,878)	(127,145)	(154,158)
Less: net income attributable to noncontrolling interests	108	11	225	26

Net loss attributable to SemGroup	$(15,432)	$(34,889)	$(127,370)	$(154,184)

Net loss	$(15,324)	$(34,878)	$(127,145)	$(154,158)
Other comprehensive income (loss)	12,389	(3,824)	4,932	19,057

Comprehensive loss	(2,935)	(38,702)	(122,213)	(135,101)
Less: comprehensive income attributable to noncontrolling interests	108	11	225	26

Comprehensive loss attributable to SemGroup	$(3,043)	$(38,713)	$(122,438)	$(135,127)

Net loss attributable to SemGroup Corporation per common share (Note 12):
Basic and diluted	$(0.37)		$(3.08)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	Successor	Predecessor
	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Net cash provided by operating activities	$96,962	$164,169
Cash flows from investing activities:
Capital expenditures	(31,255)	(69,806)
Proceeds from sale of interests in White Cliffs (Note 4)	140,765	—
Deconsolidation of White Cliffs	(5,519)	—
Proceeds from sale of long-lived assets	12,642	78,852
Proceeds from surrender of life insurance	7,016	—
Other	—	(1,529)

Net cash provided by investing activities	123,649	7,517

Cash flows from financing activities:
Debt issuance costs	(992)	(431)
Borrowings on debt and other obligations	64,669	47,000
Principal payments on debt and other obligations	(249,665)	(40,101)
Distributions	(277)	(41)

Net cash provided by (used in) financing activities	(186,265)	6,427

Effect of exchange rate changes on cash and cash equivalents	(390)	3,769
Net increase in cash and cash equivalents	33,956	181,882
Cash and cash equivalents at beginning of period	41,917	605,350

Cash and cash equivalents at end of period	$75,873	$787,232

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

1. OVERVIEW

SemGroup Corporation, which has its headquarters in Tulsa, Oklahoma, owns a portfolio of businesses in the energy industry. SemGroup Corporation began operations on November 30, 2009, as the successor entity of SemGroup, L.P., which was an Oklahoma limited partnership.

Reorganization

On July 22, 2008 (the “Petition Date”), SemGroup, L.P. and certain of its subsidiaries filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. Also on July 22, 2008, SemGroup, L.P.’s Canadian subsidiaries filed applications for creditor protection in Canada under the Companies’ Creditors Arrangement Act (the “CCAA”). Later during 2008, certain other U.S. subsidiaries filed petitions for reorganization.

While under bankruptcy protection, the Company filed a Plan of Reorganization with the court, which was confirmed on October 28, 2009. The Plan of Reorganization determined, among other things, how pre-Petition Date obligations would be settled, the equity structure of the reorganized Company upon emergence, and the financing arrangements upon emergence. SemGroup Corporation emerged from bankruptcy protection on November 30, 2009 (the “Emergence Date”).

Reportable segments

The reorganized Company’s segments include the following:

•	SemCrude, which conducts crude oil transportation, storage, terminalling, gathering, and marketing operations in the United States. SemCrude assets include:

•

a 620-mile pipeline network in Kansas and Oklahoma that transports crude oil from producing wells and third-party pipeline connections to several refineries and to a storage facility in Cushing, Oklahoma;

•	a crude oil storage facility in Cushing, Oklahoma with a capacity of 4.2 million barrels; and

•	A 51% ownership interest in White Cliffs Pipeline, L.L.C. (“White Cliffs”), which owns a 527-mile pipeline that transports crude oil from Platteville, Colorado to Cushing, Oklahoma.

•	SemCanada Crude, which purchases, aggregates, blends, and sells crude oil in Western Canada (see Note 4).

•	SemStream, which purchases, stores, and sells natural gas liquids in the United States. SemStream operates twelve terminals in the United States and leases a fleet of approximately 350 rail cars.

•

SemGas, which provides natural gas gathering and processing services in the United States. SemGas owns and operates over 800 miles of gathering pipelines in Kansas, Oklahoma and Texas and three processing plants in Oklahoma and Texas.

•

SemCAMS, which provides natural gas gathering and processing services in Alberta, Canada. SemCAMS owns working interests in, and operates, four natural gas processing plants and a network of 600 miles of natural gas gathering and transportation pipelines.

•

SemLogistics, which provides refined products and crude oil storage services in the United Kingdom. SemLogistics owns a facility in Wales that has a storage capacity of approximately 8.7 million barrels.

•	SemMexico, which purchases, produces, stores and distributes liquid asphalt cement products in Mexico. SemMexico operates eleven manufacturing plants and two emulsion distribution terminals.

Basis of presentation

The accompanying condensed consolidated financial statements include the activities of SemGroup Corporation (the “Successor”) for the nine months ended September 30, 2010, and the activities of SemGroup, L.P. (the “Predecessor”) for the nine months ended September 30, 2009. Use of the term the “Company” in this report refers both to SemGroup Corporation and to SemGroup, L.P.

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

1. OVERVIEW, Continued

On the Petition Date, SemCAMS and SemCanada Crude filed applications for creditor protection in Canada under the CCAA. Since the CCAA proceedings were administered in a different jurisdiction than that of the Company’s petition for reorganization under Chapter 11 of the United States Bankruptcy Code, the Company deconsolidated SemCAMS and SemCanada Crude on the Petition Date. At the Emergence Date, the Company regained control of SemCAMS and SemCanada Crude and consolidated them again beginning on the Emergence Date. As a result, the activities of SemCAMS and SemCanada Crude are included in the Company’s consolidated results of operations for the nine months ended September 30, 2010, but are not included in the Company’s consolidated results of operations for the nine months ended September 30, 2009.

On the Emergence Date, the Company adopted fresh-start reporting, which required the Company to record its assets and liabilities at fair value and to adjust its deferred tax liabilities accordingly. Due to the adoption of fresh-start reporting, the financial statements of the Successor are not comparable to the financial statements of the Predecessor.

The accompanying condensed consolidated financial statements are unaudited. The condensed consolidated balance sheet at December 31, 2009 is derived from audited financial statements. The accompanying financial statements include all normal and recurring adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Company and the results of its operations and its cash flows. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of future results.

Pursuant to the rules and regulations of the Securities and Exchange Commission, the accompanying financial statements do not include all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2009, which are included in the Company’s Registration Statement on Form 10, as amended.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Although management believes these estimates are reasonable, actual results could differ materially from these estimates.

2. DISCONTINUED OPERATIONS

Several historical operations are classified as discontinued operations in the accompanying financial statements. These include: SemFuel, which was a refined products marketing and storage business in the United States; SemMaterials, which was an asphalt processing, storage and marketing business in the United States; and SemEuro Supply, which was a refined products marketing business in Europe. The Company sold the majority of the assets of SemMaterials and SemFuel during 2009 and ceased the operations of SemEuro Supply during 2008.

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

2. DISCONTINUED OPERATIONS, Continued

The assets and liabilities of discontinued operations consist of the following (in thousands):

	Successor
	September 30, 2010	December 31, 2009
Assets of discontinued operations:
Accounts receivable	$357	$2,608
Other assets	6	26

Total assets	$363	$2,634

Liabilities of discontinued operations:
Accounts payable	$49	$409
Accrued liabilities	404	2,470
Payables to pre-petition creditors	1,836	9,777

Total liabilities	$2,289	$12,656

The following table provides certain summarized information on the results of discontinued operations (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
External revenue	$—	$4,696	$—	$110,797

Income (loss) from discontinued operations before income taxes	$348	$8,679	$1,762	$(41,049)
Income tax expense	—	—	38	27

Income (loss) from discontinued operations, net of income taxes	$348	$8,679	$1,724	$(41,076)

During the third quarter of 2009, the Company sold substantially all of the refined product storage assets of its SemFuel business in two transactions for total proceeds of $67.2 million. The combined gain on these transactions of $8.1 million is included within income (loss) from discontinued operations in the consolidated statements of operations.

During 2009, the Company sold substantially all of the assets of its SemMaterials business in several transactions. The combined proceeds from these transactions were $6.0 million and $18.5 million during the three and nine months ended September 30, 2009, respectively. The combined loss on these transactions of $2.3 million for the three months ended September 30, 2009 and the combined gain of $7.3 million for the nine months ended September 30, 2009 are included within income (loss) from discontinued operations in the consolidated statements of operations.

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

3. INVENTORIES

Inventories of continuing operations consist of the following (in thousands):

	Successor
	September 30, 2010	December 31, 2009
Natural gas and natural gas liquids	$108,235	$134,433
Crude oil	23,480	23,982
Asphalt and other	7,044	8,290

	$138,759	$166,705

4. DISPOSALS AND IMPAIRMENTS OF LONG-LIVED ASSETS

White Cliffs ownership sale

The Company previously owned 99.17% of White Cliffs and the remaining interests were held by two unaffiliated parties. Each of these parties had the right to increase its ownership interest to 24.5% by purchasing additional interests from the Company. In May 2010, both parties notified the Company of their intent to exercise these rights. The transactions closed during September 2010. Subsequent to the closing of these transactions, the Company owns 51% of White Cliffs.

The Company received proceeds of approximately $141 million from these transactions, which the Company used to retire the SemCrude Pipeline credit facility and to make payments on the revolving credit facility and the term loan (see Note 9 for a description of the Company’s credit facilities). These proceeds may be adjusted upward upon final resolution of certain post-closing adjustments. If any additional proceeds are received, the Company will be required to use the proceeds to make payments on long-term debt.

After purchasing these ownership interests, the other owners have substantive rights to participate in the management of White Cliffs. Because of this, the Company deconsolidated White Cliffs at the end of September 2010, and began accounting for it under the equity method. The Company recorded its investment in White Cliffs at fair value at the date of deconsolidation. This fair value approximated net book value, since the assets had been recorded at fair value at November 30, 2009 in connection with fresh-start reporting. The Company used the proceeds received as a guide in concluding that the estimate of fair value was reasonable. The Company recorded a loss of $6.8 million upon conversion to the equity method, which is included within loss on disposal or impairment of long-lived assets in the consolidated statements of operations.

SemCanada Crude impairment and disposal

During the second quarter of 2010, the Company revised downward its projections of the future earnings potential of the SemCanada Crude segment following a significant loss of customers which occurred in April 2010, coupled with a significant decline in profitability in April 2010 and an assessment by a national consultancy firm that certain market conditions that are adversely impacting this segment were likely to continue. In response to these events, the Company tested SemCanada Crude’s goodwill and other intangible assets for impairment as of May 31, 2010. Based on the results of these tests, the Company recorded an impairment loss of $91.8 million, which represented the full amount of the goodwill and other intangible assets attributable to SemCanada Crude at May 31, 2010.

During November 2010, the Company reached an agreement to sell all of the property, plant and equipment of the SemCanada Crude segment. This sale is expected to close in December 2010. The Company does not expect the proceeds from this sale to be significantly different than the net book value of the assets to be sold. Certain marketing operations that were previously conducted by the SemCanada Crude segment have been transferred to the SemCrude segment, and the remaining operations of the SemCanada Crude segment will be wound down subsequent to closing the sale.

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

4. DISPOSALS AND IMPAIRMENTS OF LONG-LIVED ASSETS, Continued

Nine months ended September 30, 2009

On April 7, 2009, the Company reached an agreement with SemGroup Energy Partners, L.P. (a former subsidiary) to settle a variety of outstanding matters. As part of this settlement, the Company’s SemCrude segment surrendered property, plant and equipment with a net book value of $11.7 million and recorded a corresponding loss to reorganization items during the first quarter of 2009.

5. REORGANIZATION ITEMS

As described in Note 1, the Company operated as a debtor-in-possession subject to the jurisdiction of the bankruptcy court during the period from the Petition Date to the Emergence Date. The Company reported revenues, expenses, realized gains and losses and provisions for losses resulting from the reorganization and restructuring of the business as reorganization items in the consolidated statements of operations. The Company’s reorganization items loss consists of the following (in thousands):

	Predecessor
	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Professional fees (a)	$57,842	$116,278
Losses on disposal or impairment of long-lived assets (b)	—	12,187
Employment costs (c)	(12)	5,629
Uncollectable accounts expense (d)	(6,528)	(6,528)

Total reorganization items loss	$51,302	$127,566

a.	Professional fees include a variety of services related to the restructuring of the business including, among others, legal fees related to the reorganization process and general management consulting services relating to the disposal of assets, the reconciliation of pre-petition claims, preparation for emergence from bankruptcy and other matters.
b.	Losses associated with the impairment or disposal of assets that resulted from the reorganization and restructuring of the business were recorded as reorganization losses.
c.	Employment costs include severance related to the termination of employment relationships, bonuses paid to retain personnel during the reorganization process and adjustments to liabilities for estimated amounts of such costs.
d.	Uncollectable accounts expense represents allowances on receivables in situations where the Company believes the customer non-payment was related to the Company’s bankruptcy and adjustments to such allowances.

6. SEGMENTS

As described in Note 1, the Company owns a portfolio of businesses in the energy industry. These businesses are organized based on the nature and location of the services they provide. Each segment has a manager who is responsible for the performance of the segment.

Certain summarized information related to these segments is shown in the tables below. None of the operating segments have been aggregated, other than White Cliffs, which has been included within the SemCrude segment. Although “corporate and other” does not represent an operating segment, it is included in the tables below to reconcile segment information to that of the consolidated Company.

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

6. SEGMENTS, Continued

The accounting policies of each segment are the same as the accounting policies of the consolidated Company. Transactions between segments are generally recorded based on prices negotiated between the segments. The majority of general and administrative expense incurred at the corporate level is allocated to the segments, although some general and administrative expenses remain within “corporate and other”. As described in Note 1, SemCAMS and SemCanada Crude were not consolidated during the nine months ended September 30, 2009.

The following tables show certain information from the consolidated statements of operations by reportable segment (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Revenues
SemCrude
External	$63,366	$99,494	$159,483	$216,362
Intersegment	7,668	—	11,736	—
SemCanada Crude
External	103,339	—	292,820	—
Intersegment	4,427	—	11,550	—
SemStream
External	125,666	75,183	450,025	306,050
Intersegment	14,241	8,879	38,941	18,405
SemLogistics
External	9,289	10,286	27,673	27,238
SemCAMS
External	38,756	—	107,235	—
SemMexico
External	33,331	41,628	100,205	142,168
SemGas
External	11,637	7,786	37,646	32,345
Intersegment	6,400	5,569	19,624	12,799
Corporate and other
External	(85)	727	2,117	1,771
Eliminations	(32,736)	(14,448)	(81,851)	(31,204)

Consolidated revenues	$385,299	$235,104	$1,177,204	$725,934

Income (loss) from continuing operations before reorganization items and income taxes
SemCrude	$(4,098)	$13,412	$(15,405)	$29,009
SemCanada Crude	3,158	—	(103,358)	—
SemStream	(10,174)	(7,494)	(13,263)	(15,590)
SemLogistics	3,462	3,676	9,831	12,035
SemCAMS	(6,834)	—	(5,145)	—
SemMexico	(1,025)	2,701	(2,555)	9,141
SemGas	(48)	(640)	(1,591)	(2,455)
Corporate and other	2,129	(2,709)	2,345	(12,263)

Consolidated income (loss) from continuing operations before reorganization items and income taxes	$(13,430)	$8,946	$(129,141)	$19,877

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

6. SEGMENTS, Continued

The following tables show certain balance sheet information by reportable segment (in thousands):

	Successor
	September 30, 2010	December 31, 2009
Goodwill
SemCrude	$—	$17,000
SemCanada Crude	—	52,613
SemStream	53,707	53,707
SemLogistics	45,193	45,535
SemMexico	18,616	17,989

Consolidated goodwill	$117,516	$186,844

Total assets (excluding intersegment)
SemCrude	$463,344	$625,844
SemCanada Crude	96,646	335,668
SemStream	313,590	354,206
SemLogistics	242,239	241,212
SemCAMS	259,606	235,320
SemMexico	96,017	91,507
SemGas	74,968	81,106
Corporate and other	108,084	242,516
Discontinued operations	363	2,634

Consolidated total assets	$1,654,857	$2,210,013

7. FINANCIAL INSTRUMENTS

Fair value of financial instruments

The Company records certain financial assets and liabilities at fair value at each balance sheet date. The table below summarizes the balances of these assets and liabilities (in thousands):

	Successor
	September 30, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Commodity derivatives	$32	$480	$981	$1,493	$—	$1,605	$1,173	$2,778
Liabilities:
Commodity derivatives	$1,793	$4,552	$581	$6,926	$80	$1,193	$24,611	$25,884
Warrants	—	—	13,989	13,989	—	—	16,909	16,909

Total liabilities	1,793	4,552	14,570	20,915	80	1,193	41,520	42,793

Net assets (liabilities) at fair value	$(1,761)	$(4,072)	$(13,589)	$(19,422)	$(80)	$412	$(40,347)	$(40,015)

•

“Level 1” measurements were obtained using unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. These include commodity futures and options contracts that are traded on an exchange.

•

“Level 2” measurements use as inputs market observable and corroborated prices for similar derivative commodity contracts. Assets and liabilities classified as level 2 include over-the-counter (OTC) traded forwards, swaps and futures not included under level 1 above.

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

7. FINANCIAL INSTRUMENTS, Continued

•

“Level 3” measurements were obtained using information from a pricing service and internal valuation models incorporating observable and unobservable market data. These include commodity derivatives, such as forwards and swaps, that are not traded on an exchange, and for which there is not a highly liquid OTC market, and therefore are not included in level 1 or level 2 above. Level 3 measurements also include common stock warrants. The Company uses a Black-Scholes pricing model to estimate the fair value of the warrants.

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value levels.

The following tables reconcile changes in the fair value of the Company’s net financial assets and liabilities classified as level 3 in the fair value hierarchy as of September 30, 2010 and 2009 (in thousands):

	Successor			Predecessor
	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	Warrants	Commodity Derivatives	Total	Commodity Derivatives
Beginning balance	$(14,926)	$(1,167)	$(16,093)	$(3,316)
Realized and unrealized gain (loss) included in earnings (1)	937	601	1,538	(1,133)
Purchases, issuances, sales and settlements	—	2,091	2,091	(1,731)
Transfers out of Level 3	—	(1,125)	(1,125)	—

Ending balance	$(13,989)	$400	$(13,589)	$(6,180)

Total unrealized gain (loss) included in earnings attributable to assets and liabilities held as of date indicated	$937	$(1,648)	$(711)	$(322)

(1)	Gain and loss related to commodity derivatives is reported in product revenues. Gain and loss related to warrants is recorded in other expense.

	Successor			Predecessor
	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	Warrants	Commodity Derivatives	Total	Commodity Derivatives
Beginning balance	$(16,909)	$(23,438)	$(40,347)	$11,324
Realized and unrealized gain (loss) included in earnings (1)	2,920	(5,865)	(2,945)	(7,159)
Purchases, issuances, sales and settlements	—	30,828	30,828	(10,345)
Transfers out of Level 3	—	(1,125)	(1,125)	—

Ending balance	$(13,989)	$400	$(13,589)	$(6,180)

Total unrealized gain (loss) included in earnings attributable to assets and liabilities held as of date indicated	$2,920	$(6,228)	$(3,308)	$(5,806)

(1)	Gain and loss related to commodity derivatives is reported in product revenues. Gain and loss related to warrants is recorded in other expense.

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

7. FINANCIAL INSTRUMENTS, Continued

Commodity derivatives

The Company’s consolidated results of operations and cash flows are impacted by changes in market prices for petroleum products. This exposure to commodity price risk is managed, in part, by entering into various commodity derivatives. The SemStream, SemCrude and SemCanada Crude segments entered into commodity derivatives during the nine months ended September 30, 2010. The SemStream and SemCrude segments entered into commodity derivatives during the nine months ended September 30, 2009.

Both the SemCrude and SemCanada Crude segments manage marketing price risk by limiting their net open positions subject to outright price risk and basis risk resulting from grade, location or time differences. SemCrude does so by selling and purchasing like quantities of crude oil with purchase and sale transactions or by entering into future delivery and purchase obligations with futures contracts or other commodity derivatives at locations along its pipeline and Cushing storage systems, with the effect that many of these purchases and sales become “back-to-back” transactions (purchases and sales of crude oil are predominantly matched). SemCrude storage and transportation assets also can be used to mitigate location and time basis risk. In addition, when SemCrude engages in back-to-back purchases and sales, the sales and purchase prices are intended to lock in positive margins for SemCrude, e.g., the sales price is intended to exceed purchase costs and all other fixed and variable costs. All marketing activities are subject to the Company’s risk management policy which establishes limits at SemCrude, SemCanada Crude and SemGroup Corporation levels, to manage risk and mitigate financial exposure.

SemStream manages marketing price risk by limiting its net open positions subject to outright price risk and basis risk resulting from grade, location or time differences. SemStream does so by selling and purchasing similar quantities of natural gas liquids with purchase and sale transactions for current or future delivery, by entering into future delivery and purchase obligations with futures contracts or other commodity derivatives and employing its storage and transportation assets. SemStream may hedge its natural gas liquids commodity price exposure with derivatives on commodities other than natural gas liquids due to the limited size of the market for natural gas liquids derivatives. In addition, physical transaction sale and purchase strategies are intended to lock in positive margins for SemStream, e.g., the sales price is sufficient to cover purchase costs, any other fixed and variable costs and SemStream’s profit. All marketing activities are subject to the Company’s risk management policy, which establishes limits both at the SemStream segment and consolidated SemGroup levels to manage risk and mitigate financial exposure.

The Company’s commodity derivatives were comprised of crude oil and natural gas liquids swaps, futures and forward contracts. These are defined as follows:

Forward contracts – A bilateral contract in which two parties agree to buy or sell a commodity at an agreed price at some future time under conditions that are mutually agreeable. In contrast to futures, forward contracts are not standardized and usually transacted over-the-counter (OTC).

Swaps – Transactions where a floating price, basis or index is exchanged for a fixed (or a different floating) price, basis, or index at a preset schedule in the future according to an agreed-upon formula.

Futures contracts – A legally binding agreement to buy or sell a commodity at a later date. Futures contracts are standardized according to the quality, quantity and delivery time and location for each commodity, and usually traded on an exchange.

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

7. FINANCIAL INSTRUMENTS, Continued

The following table sets forth the notional quantities for derivatives entered into (amounts in thousands of barrels):

	Successor		Predecessor
	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Sales	4,493	8,956	1,872	3,843
Purchases	3,701	6,853	951	1,683

The Company has not designated any of its commodity derivatives as accounting hedges. The Company records the fair value of the derivatives on its consolidated balance sheets in other current assets and other current liabilities. At September 30, 2010, and December 31, 2009, the fair value of the Company’s commodity derivatives recorded to other current assets was $1.5 million and $2.8 million, respectively. At September 30, 2010, and December 31, 2009, the fair value of the Company’s commodity derivatives recorded to other current liabilities was $6.9 million and $25.9 million, respectively.

All changes in the fair value of the derivatives not accounted for as accounting hedges are reported in the consolidated statements of operations. Realized and unrealized losses of $4.3 million and $1.9 million from commodity derivatives were recorded to product revenues for the three months ended September 30, 2010, and 2009, respectively. Realized and unrealized gains of $1.9 million and losses of $20.6 million from commodity derivatives were recorded to product revenue for the nine months ended September 30, 2010, and 2009, respectively.

Warrants

As described in Note 11, the Company has issued 1,747,087 warrants and is required to issue an additional 431,860 warrants in settlement of pre-petition claims, once the process of reconciling these claims has progressed further. The warrants are recorded at fair value in other noncurrent liabilities on the consolidated balance sheets.

8. INCOME TAXES

Prior to the Emergence Date, the Company generally did not record a provision for U.S. federal or state income taxes, since SemGroup, L.P. was a partnership and was not subject to such taxes. Subsequent to the Emergence Date, SemGroup Corporation is subject to U.S. federal and state income taxes. The Company’s subsidiaries based in Canada, the United Kingdom and Mexico have been subject to income taxes in those jurisdictions throughout the period of these financial statements. As described in Note 1, SemCAMS and SemCanada Crude were not consolidated during the nine months ended September 30, 2009.

Due to the Company’s emergence from bankruptcy and overall restructuring, the Company has recorded a full valuation allowance on all U.S. federal and state deferred tax assets. The Company has determined that no accruals related to uncertainty in tax positions are required. For the nine months ended September 30, 2010, the Company’s effective tax rate was less than 1%. Significant items that impacted the effective tax rate, as compared to the U.S. federal statutory rate of 35%, include earnings in foreign jurisdictions taxed at lower rates and the full valuation allowance which was recorded against the deferred tax assets of the Company.

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

9. LONG-TERM DEBT

The Company’s long-term debt consists of the following (in thousands):

	Successor
	September 30, 2010	December 31, 2009
Revolving credit facility	$—	$48,500
Revolving credit facility “OID” fee	7,613	9,613
Revolving credit facility fee	2,475	2,475
SemGroup term loan	308,653	300,000
SemCrude Pipeline credit facility	—	119,086
SemLogistics credit facility	34,780	39,820
Capital leases	103	438

Total long-term debt	353,624	519,932
Less: current portion of long-term debt	(6,338)	(20,719)

Noncurrent portion of long-term debt	$347,286	$499,213

Revolving credit facility

The Company entered into a revolving credit facility on November 30, 2009. The amount of credit available under this facility changes every ten days, depending on the amount of eligible receivables and inventory the Company has available to serve as collateral. At September 30, 2010, the Company had no outstanding cash borrowings on the facility and had outstanding letters of credit of $142.1 million. The total additional capacity available on the facility was $101.1 million at September 30, 2010, which was available either for cash borrowings or letters of credit.

The principal balance is due and any outstanding letters of credit expire on November 30, 2012. Earlier principal payments may be required if the Company enters into certain types of transactions to sell assets or obtain new borrowings. The Company may also be required to make early principal payments if the available credit at any point in time falls below the principal outstanding at that time. The Company has the right to make additional principal payments without incurring any penalties for early repayment.

The Company paid $27 million in fees to the lenders at the inception of the agreement, which was recorded in other noncurrent assets and is being amortized over the life of the agreement. In addition, a fee of $7.6 million (the original issuance discount, or “OID”) is payable to issuers of pre-funded letters of credit under the facility. The OID is payable on the maturity date of the facility or upon the reduction of a lender’s participation in the facility. An additional fee of $2.5 million is payable to the facility agents on the maturity date of the facility or upon termination of a lender’s participation in the facility. The Company recorded the obligation to pay this fee and the OID as long-term debt and recorded a corresponding other noncurrent asset, which is being amortized on a straight-line basis over the life of the facility.

Interest on revolving credit cash borrowings is charged at a floating rate, which is calculated as 5.5% plus whichever of the following yields the highest rate: a) the Federal Funds Effective Rate plus 0.5%; b) the Prime Rate; c) the three-month LIBOR rate for U.S dollar deposits plus 1.5%; or d) 2.5%. Alternatively, the Company may elect for interest to be charged at 6.5% plus the greater of the London Interbank Offered Rate or 1.5%. The rate in effect at September 30, 2010 was 8.8%. Interest is payable each month. In addition, a facility fee of $0.1 million is charged each quarter.

Interest on the $7.6 million balance of the OID is charged at a floating rate, which is calculated as 7.0%, plus the greater of LIBOR or 1.5%. The rate in effect at September 30, 2010 was 8.5%.

The letters of credit are comprised of two types – a prefunded tranche and a revolving tranche. Fees are charged on the full $144.6 million of the prefunded tranche at a range of 7.0% to 8.5%, regardless of the amount of letters of credit that have been issued. Fees are charged on the revolving tranche at 7.0% for any outstanding letters of credit.

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

9. LONG-TERM DEBT, Continued

A quarterly fee ranging from 1.5% to 2.5% is charged on any unused revolving capacity commitments, regardless of the amount of the capacity that is available to the Company at the time. The total unused revolving capacity subject to these fees was $347.8 million at September 30, 2010.

As described in Note 4, the Company expects to complete the sale of the property, plant and equipment of the SemCanada Crude segment in December 2010. Upon closing this sale, the revolving credit facility will be reduced by at least $60 million.

Most of the interest and fees related to the facility are payable monthly, although certain of the fees are payable quarterly. The Company recorded interest expense related to this facility of $9.1 million and $29.8 million for the three and nine months ended September 30, 2010, respectively, including amortization of debt issuance costs.

The facility is secured by all working capital and fixed assets of SemCrude, SemStream, SemCAMS, SemCanada Crude, and SemGas (the “Loan Parties”) and the Company’s ownership interests in White Cliffs. The facility contains numerous covenants which restrict, among other things, the Company’s ability to incur additional indebtedness, make capital expenditures in excess of certain specified amounts, create liens on assets, make investments, loans or advances, dispose of assets, enter into sale and leaseback transactions, change the business conducted by the Loan Parties, issue dividends and enter into certain hedging agreements. In addition, the facility prohibits any commodity transactions that are not allowed by the Company’s risk management policy. The facility may preclude the Company from prepaying the term loan (described below) if certain requirements are not met. In addition, the facility may require the Company to defer interest payments on the term loan. The facility contains covenants that require the Company to maintain certain specified financial ratios. Certain of these requirements become more stringent as time passes, which may require the Company to achieve increases in business levels or operating efficiencies to maintain compliance with the ratios. At September 30, 2010, the Company was in compliance with the covenants.

Failure to comply with the provisions of the revolving credit agreement could cause events of default, which could result in increases in interest rates, the debt becoming due and payable or other adverse consequences. The events of default include, among others, the failure to pay fees, interest and principal when due, a breach of any representation or warranty contained in the agreement, a breach of certain covenants, any default under any of the agreements entered into in connection with the facility, any event of default under other debt arrangements, events of bankruptcy, judgments and attachments exceeding $5.0 million, default events relating to employee benefit plans, a change in control of the Company, the guarantees, collateral documents or the facility failing to be in full force and effect or being declared null and void, any agreement pertaining to the subordination of the term loan (described below) or any subordinated indebtedness failing to be in force or the failure to deliver to the lenders certain financial reports within the time frame required by the agreement.

Term loan

Pursuant to the Plan of Reorganization, the Company entered into a term loan agreement on November 30, 2009 with a principal balance of $300 million and a maturity date of November 30, 2016. Beginning on November 30, 2012, the Company is obligated to make early principal payments on an annual basis if cash flows for the preceding year, as defined in the agreement, exceed certain levels specified in the agreement. The Company generally has the right to make additional principal payments without incurring any penalties for early repayment. During September 2010, the Company made a principal payment of approximately $10.5 million on the term loan.

The term loan bears interest at a fixed rate of 9% and is payable quarterly. For interest charged each quarter during 2010 and 2011, the Company has the option to either pay the interest in cash or to defer payment of the interest until November 30, 2014. If the Company elects to defer an interest payment, interest will be charged at a fixed rate of 11% for that period. Beginning on January 1, 2012, the Company will no longer have the option to defer interest payments, and all interest charged after that date will be payable each quarter. Under certain circumstances, the provisions of the revolving credit facility (described above) may require the Company to defer interest payments under the term loan. The Company elected to defer the interest payment that was due on June 30, 2010 for interest incurred during the seven-month period then ended. Because of this deferral, interest was charged at 11% during this period, instead of at 9%. The Company elected to pay the interest for the three months ended September 30, 2010 in cash. The Company recorded $7.2 million and $24.1 million of interest expense during the three months and nine months ended September 30, 2010, respectively, related to the term loan.

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

9. LONG-TERM DEBT, Continued

The term loan is secured with a second lien on the assets that are secured under the revolving credit facility. The term loan contains numerous covenants, which are similar to the covenants in the revolving credit facility. At September 30, 2010, the Company was in compliance with the covenants.

Failure to comply with the provisions of the term loan agreement could cause events of default, which could result in increases in interest rates, the debt becoming due and payable or other adverse consequences. The events of default are similar to the events of default under the revolving credit facility.

SemCrude Pipeline credit facility

SemCrude Pipeline, L.L.C. (“SemCrude Pipeline”), which is a wholly-owned subsidiary that holds the Company’s ownership interest in White Cliffs, borrowed $125 million under a credit agreement on November 30, 2009. SemCrude Pipeline retired this facility during September 2010. Once this facility was retired, SemCrude Pipeline became a Loan Party under the revolving credit agreement (described above).

Interest was generally charged on the SemCrude Pipeline credit facility at a floating rate, which was calculated as 6% plus the greater of LIBOR or 1.5%. In addition, the Company paid $4.8 million in fees to the lender at the inception of the agreement, which have been fully amortized. The Company recorded interest expense related to this facility of $4.1 million and $11.0 million during the three and nine months ended September 30, 2010, respectively, including amortization of debt issuance costs.

SemLogistics credit facility

SemLogistics borrowed 25 million pounds sterling (approximately $41.3 million U.S. dollars) on November 30, 2009. The agreement requires quarterly principal payments of 1 million pounds sterling (approximately $1.6 million U.S. dollars at September 30, 2010 exchange rates), with the remaining balance payable on November 30, 2013. SemLogistics is obligated to make early principal payments during any year in which certain cash flows, as defined in the agreement, exceed certain levels specified in the agreement. SemLogistics has the right to make additional early principal payments without incurring any penalties for early repayment.

The SemLogistics facility bears interest at a floating rate, which is calculated as 5.5% (or 6.0%, if a specified financial target is not met) plus the London Interbank Offered Rate. At September 30, 2010, the interest rate in effect under the agreement was 6.2%. Interest is payable quarterly. In addition, the Company paid $2.1 million in fees to the lender at the inception of the agreement, which was recorded in other noncurrent assets and is being amortized over the life of the agreement. The Company recorded interest expense related to this facility of $0.9 million and $2.4 million for the three and nine months ended September 30, 2010, respectively, including amortization of debt issuance costs.

The facility is secured by the assets of SemLogistics. The facility contains covenants which, among other things, restrict the ability of SemLogistics to incur additional indebtedness, create liens on assets, make investments, restricted payments, loans or advances, dispose of assets, change the nature of business and issue dividends. The net assets of SemLogistics were $164.5 million at September 30, 2010. Of the Company’s consolidated cash and cash equivalents at September 30, 2010, $17.4 million is held by SemLogistics. The facility contains covenants that require SemLogistics to maintain certain financial ratios specified in the agreement. At September 30, 2010, the Company was in compliance with the covenants.

Failure to comply with the provisions of the agreement could cause events of default, which could result in increases in interest rates, the debt becoming due and payable or other adverse consequences. The events of default include the failure to pay fees, interest or principal when due, a breach of any representation or warranty contained in the credit agreement, a breach of certain covenants, any default under any of the agreements entered into in connection with the loan, bankruptcy, judgments and attachments, any event of default under the Company’s other credit agreements, default events relating to employee benefit plans, the guarantees or collateral documents or the credit agreement failing to be in full force and effect or being declared null and void. In addition, cross acceleration will occur if the Company does not pay any other debt facility.

SemMexico credit facilities

During January 2010, SemMexico entered into a revolving credit agreement. This facility allows SemMexico to borrow up to 70 million Mexican pesos (approximately $5.6 million U.S. dollars at the September 30, 2010 exchange rate) at any time during the term of the facility, which matures in March 2011. Borrowings are unsecured and bear interest at the bank prime rate in Mexico plus 1.7%. At September 30, 2010, the interest rate in effect under the agreement was 6.6%. No balances were outstanding under this facility at September 30, 2010.

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

9. LONG-TERM DEBT, Continued

During June 2010, SemMexico entered into a second credit agreement. This facility allows SemMexico to borrow up to 80 million Mexican pesos (approximately $6.4 million U.S. dollars at the September 30, 2010 exchange rate) at any time through June 2011. If the Company borrows on this facility, the borrowings will be required to be repaid over a three-year period. Any borrowings will be unsecured and will bear interest at the bank prime rate in Mexico plus 1.5%. At September 30, 2010, the interest rate in effect was 6.4%. No balances were outstanding under this facility at September 30, 2010.

Long-term debt prior to Emergence Date

Prior to the Petition Date, the Company was a borrower on several credit agreements. Substantially all of the Company’s assets were pledged as collateral under these agreements. The Company’s bankruptcy petitions and related events caused events of default on all of the credit agreements. In addition, the examiner appointed by the bankruptcy court alleged that certain of the Company’s commodity trading practices prior to the Petition Date may have violated covenants under the credit agreements.

While under bankruptcy protection, the Company had a debtor-in-possession credit facility to fund working capital and reorganization costs. The Company repaid the full balance of this facility at the Emergence Date.

All of the long-term debt outstanding prior to the Emergence Date, with the exception of certain capital leases, was repaid, refinanced, or extinguished as part of the reorganization process.

During the time between the Petition Date and the Emergence Date, the Company only recorded interest expense to the extent such interest was expected to be paid. Interest obligations related to pre-petition credit agreements that were expected to be compromised (i.e., not paid in full) in the reorganization process were not recorded as expenses. The following table reconciles total contractual interest expense, including amortization of debt issuance costs, to total interest expense on the consolidated statements of operations for the three months and nine months ended September 30, 2009 (in thousands):

	Predecessor
	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Total contractual interest expense	$64,867	$193,922
less: interest compromised	(61,063)	(180,671)
less: interest capitalized	(382)	(2,479)
less: interest allocated to discontinued operations	(338)	(1,131)

Interest expense per consolidated statements of operations	$3,084	$9,641

Fair value

The Company estimates that the fair value of the term loan was approximately $311 million at September 30, 2010, and that the fair value of the other credit agreements approximated their recorded values at September 30, 2010.

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

10. COMMITMENTS AND CONTINGENCIES

Bankruptcy Matters

(a) Confirmation Order Appeals

Manchester Securities Appeal. On October 21, 2009, Manchester Securities Corporation, a creditor of SemGroup Holdings, L.P. (a subsidiary of the Company), filed an objection to the Plan of Reorganization. In the objection, Manchester argued that the Plan of Reorganization should not be confirmed because it did not provide for an alleged $50 million claim of SemGroup Holdings, L.P. against SemCrude Pipeline, L.L.C. On October 28, 2009, the bankruptcy court overruled the objection and entered the confirmation order approving the Plan of Reorganization. On November 4, 2009, Manchester filed a notice of appeal of the confirmation order. On December 4, 2009, Manchester’s appeal was docketed in the United States District Court for the District of Delaware. The Reorganized Debtors filed a motion to dismiss the appeal as equitably moot. Briefing was completed on the motion to dismiss on February 11, 2010. The motion to dismiss is currently under advisement. While the Company believes that this action is without merit and is vigorously defending this matter on appeal, an adverse ruling on this action could have a material adverse impact on the Company.

Luke Oil Appeal. On October 21, 2009, Luke Oil Company, C&S Oil/Cross Properties, Inc., Wayne Thomas Oil and Gas and William R. Earnhardt Company (collectively, “Luke Oil”) filed an objection to the Plan of Reorganization “to the extent that the Plan of Reorganization may alter, impair, or otherwise adversely affect Luke Oil’s legal rights or other interests.” On October 28, 2009, the bankruptcy court overruled the Luke Oil objection and entered the confirmation order. On November 6, 2009, Luke Oil filed a notice of appeal. On December 23, 2009, Luke Oil’s appeal was docketed in the United States District Court for the District of Delaware. The Reorganized Debtors filed a motion to dismiss the appeal as equitably moot. Luke Oil has filed a motion to stay the briefing on the Reorganized Debtors’ motion to dismiss. The motion to stay briefing is under advisement. While the Company believes that this action is without merit and is vigorously defending this matter on appeal, an adverse ruling on this action could have a material adverse impact on the Company.

(b) Investigations

Around the time of the SemGroup, L.P. bankruptcy filings, several governmental agencies launched investigations regarding the circumstances of the filings. The mandate and scope of these investigations were very broad and the investigations are on-going.

Bankruptcy Examiner. On October 14, 2008, the bankruptcy court appointed an examiner to: (i) investigate the circumstances surrounding SemGroup, L.P.’s trading strategy prior to bankruptcy filings; (ii) investigate the circumstances surrounding certain insider transactions and the formation of SemGroup Energy Partners, L.P. (a former subsidiary of the Company); (iii) investigate the circumstances surrounding the potential improper use of borrowed funds and funds generated from operations and the liquidation of assets to satisfy margin calls related to the trading strategy for the SemGroup Debtors and certain entities owned or controlled by former officers and directors of the general partner of SemGroup, L.P.; (iv) determine whether any directors, officers or employees of the general partner of SemGroup, L.P. participated in fraud, dishonesty, incompetence, misconduct, mismanagement or irregularity in the management of the affairs of SemGroup, L.P.; and (v) determine whether the SemGroup Debtor estates have causes of action against current or former officers, directors or employees of the general partner of SemGroup, L.P. arising from such participation. The examiner’s report was filed with the bankruptcy court on April 15, 2009.

Certain current and prior employees of the general partner of SemGroup, L.P. are referenced in the examiner’s report and the report’s conclusions may suggest possible civil or criminal liability on their part. To the extent such claims exist, they are property of a litigation trust that was established for the benefit of pre-petition creditors pursuant to the Plan of Reorganization, and are not property of the Company. This litigation trust is pursuing claims against certain former officers, at its own expense. The Company may incur expenses, which are not expected to be material, related to information and document requests of the litigation trust related to such claims. Any indemnification obligations to such officers by SemGroup, L.P. were discharged under the Plan of Reorganization.

SEC. On August 5, 2008 and September 5, 2008, SemGroup, L.P. received requests for voluntary production from the Securities and Exchange Commission (“SEC”). On September 24, 2008, the SEC entered an Order Directing Private Investigation and Designating Officers to Take Testimony that pertains to SemGroup, L.P. The SEC has also served SemGroup, L.P. with subpoenas dated October 24, 2009 and December 11, 2009, seeking further documents and information. The Company continues to comply with the SEC requests and subpoenas. The Company is unaware of any currently pending formal charges against the Company by the SEC.

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

10. COMMITMENTS AND CONTINGENCIES, Continued

CFTC. On June 19, 2008, SemGroup, L.P. received a request for voluntary production from the Commodity Futures Trading Commission (“CFTC”). Subsequent to the bankruptcy filings, on August 14, 2008, the CFTC sent another request for voluntary production. The CFTC has also served subpoenas upon SemGroup, L.P. requiring that it produce various documents. The Company continues to comply with the CFTC’s requests. The Company is unaware of any currently pending formal charges against the Company by the CFTC.

DOJ. On July 15, 2008, SemGroup, L.P. received a subpoena from the Department of Justice (“DOJ”) directing it to produce documents responsive to the subpoena. SemGroup, L.P. contacted the DOJ regarding the subpoena and the DOJ verbally voluntarily stayed compliance with the subpoena. The Company has not produced any documents to the DOJ and, to our knowledge, the DOJ is not currently pursuing any such production. The Company is unaware of any currently pending formal charges against the Company by the DOJ.

(c) Claims reconciliation process

A large number of parties have made claims against the Company for obligations alleged to have been incurred prior to the Petition Date. On September 15, 2010, the bankruptcy court entered an order estimating the contingent, unliquidated and disputed claims and authorizing distributions to holders of allowed claims. Pursuant to that order the Company has begun making initial distributions to the claimants. The Company continues to attempt to settle unresolved claims.

Pursuant to the Plan of Reorganization, the Company committed to settle all pre-petition claims by paying a specified amount of cash, issuing a specified number of warrants, and issuing a specified number of shares of SemGroup Corporation common stock. The resolution of most of the outstanding claims will not impact the total amount of consideration the Company will give to the claimants; instead, the resolution of the claims will impact the relative share of the total consideration that each claimant receives.

However, there is a specified group of claims for which the Company could be required to pay additional funds to settle. Pursuant to the Plan of Reorganization, the Company set aside $13.1 million of cash (recorded as restricted cash in the consolidated balance sheets), which the Company expects to be sufficient to settle this group of claims. The Company has recorded a corresponding liability in payables to pre-petition creditors on the consolidated balance sheets. However, the Company has not yet reached a resolution of these claims, and if the total settlement amount of these claims exceeds $13.1 million, the Company will be required to pay additional funds to these claimants. If this becomes probable of occurring, the Company will be required to increase its payables to pre-petition creditors and to record a corresponding expense.

Environmental

The Company may from time to time experience leaks of petroleum products from its facilities, as a result of which the Company may incur remediation obligations or property damage claims. In addition, the Company is subject to numerous environmental regulations. Failure to comply with these regulations could result in the assessment of fines or penalties by regulatory authorities.

The Kansas Department of Health and Environment (the “KDHE”) filed a motion in SemGroup L.P.’s bankruptcy proceeding seeking to extend the bar date to file proofs of claim with respect to potential environmental contamination at various SemGroup properties in Kansas. The parties agreed to defer the bankruptcy court’s consideration of the motion to allow for settlement negotiations, which are continuing. Through these negotiations, KDHE has limited its focus to six sites (five owned by SemCrude and one owned by SemGas). KDHE believes that, based on their historical use, some or all of these six sites may have soil or groundwater contamination in excess of state standards, but at the present time, no contamination has been confirmed. KDHE is seeking SemCrude’s and SemGas’ agreement to undertake assessments of these sites to determine whether they are contaminated. KDHE and the Company have reached an agreement on the payment of KDHE’s costs associated with oversight of this matter. At the present time, no violation of law has been alleged and the amount of this potential cleanup cannot be determined because it is not yet known whether these sites are contaminated.

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

10. COMMITMENTS AND CONTINGENCIES, Continued

Asset retirement obligations

The Company will be required to incur significant removal and restoration costs when it retires its natural gas gathering and processing facilities in Canada. The Company recorded an asset retirement obligation of $31.7 million at September 30, 2010, which is included within other noncurrent liabilities on the consolidated balance sheet. This amount was calculated using the $104.4 million cost the Company estimates it will incur to retire these facilities, discounted based on the Company’s risk-adjusted cost of borrowing and the estimated timing of remediation.

The calculation of the liability for an asset retirement obligation requires the use of significant estimates, including those related to the length of time before the assets will be retired, cost inflation over the assumed life of the assets, actual remediation activities to be required and the rate at which such obligations should be discounted. Future changes in these estimates could result in material changes in the value of the recorded liability. In addition, future changes in laws or regulations could require the Company to record additional asset retirement obligations. The $104.4 million estimated cost represents only the Company’s proportionate share of the obligations associated with these facilities. An additional $43.8 million of estimated costs are attributable to third-party owners’ proportionate share of the obligations. If an owner fails to perform on its obligations, the other owners could be obligated to bear that party’s share of the remediation costs.

Other matters

The Company and its subsidiaries are parties to various other claims, legal actions and complaints arising in the ordinary course of business. In the opinion of the Company’s management, the ultimate resolution of these claims, legal actions and complaints, after consideration of amounts accrued, insurance coverage and other arrangements, will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, the outcome of such matters is inherently uncertain, and estimates of the Company’s liabilities may change materially as circumstances develop.

Purchase and sale commitments

At September 30, 2010, the Company had entered into commitments to purchase 0.1 million barrels of products at fixed prices, for an aggregate purchase commitment of $5.5 million. The Company has accounted for these commitments as normal purchases and, as a result, no asset or liability has been recorded related to these agreements.

At September 30, 2010, the Company had entered into commitments to purchase 7.2 million barrels of products at floating prices, for an aggregate purchase commitment of $522.6 million using forecasted prices. The Company has accounted for these commitments as normal purchases and, as a result, no asset or liability has been recorded related to these agreements.

At September 30, 2010, the Company had entered into commitments to sell 0.2 million barrels of products at fixed prices, for an aggregate sales commitment of $19.1 million. The Company has accounted for these commitments as normal sales and, as a result, no asset or liability has been recorded related to these agreements.

At September 30, 2010, the Company had entered into commitments to sell 5.2 million barrels of products at floating prices, for an aggregate sales commitment of $391.1 million using forecasted prices. The Company has accounted for these commitments as normal sales and, as a result, no asset or liability has been recorded related to these agreements.

The Company has entered into two separate agreements under which the Company is obligated to purchase all of the propane produced by a third-party refinery at a price that floats based on market rates. Under one of these agreements, which expires on March 31, 2011, the Company purchased 7.3 million gallons of propane for a total price of $8.9 million during the nine months ended September 30, 2010. Under the other agreement, which expires on April 30, 2011, the Company purchased 11.9 million gallons of propane during the nine months ended September 30, 2010, for a total cost of $13 million.

The Company has entered into a long term marketing agreement to market all natural gas liquids produced by a third party’s natural gas processing plants. The agreement expires March 31, 2022. The Company marketed 44.0 million gallons of natural gas liquids at a purchase cost of $54.4 million during the nine months ended September 30, 2010 pursuant to this agreement.

The Company’s SemGas segment generally enters into contracts under which the Company is responsible for marketing all of the gas and natural gas liquids produced by the counterparties to the agreements. During the nine months ended September 30, 2010 and 2009, the majority of SemGas’ revenues were generated from such contracts.

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

11. OWNERS’ EQUITY

Common stock

Upon emergence from bankruptcy, the Company issued 40,882,496 shares of common stock, which included Class A stock and Class B stock. Class A stock is eligible to be listed on a stock exchange, whereas Class B stock is not. Any share of Class B stock may be converted to Class A stock at the election of the holder, and both classes have full voting rights. The Company was required to issue an additional 517,500 shares of common stock in settlement of pre-petition claims, once the resolution of these claims has progressed further. During September 2010, the Company issued 107,241 of these shares. The owners’ equity balances on the September 30, 2010 and December 31, 2009 consolidated balance sheets include the shares that are required to be issued in settlement of pre-petition claims. The total number of shares authorized for issuance is 90,000,000 shares of Class A and 10,000,000 shares of Class B common stock. Both classes of common stock have a par value of $0.01 per share.

The Company has authorized the issuance of a maximum of 2,781,635 shares of common stock under director and employee compensation plans. At September 30, 2010, the Company had granted 703,450 shares of restricted stock and restricted stock units, 69,407 of which had been forfeited.

Warrants

Upon emergence from bankruptcy, the Company issued 1,634,210 warrants, and was required to issue an additional 544,737 warrants in settlement of pre-petition claims, once the resolution of these claims has progressed further. During September 2010, the Company issued 112,877 of these warrants. Each warrant entitles the holder to purchase one share of common stock for $25 at any time before the November 30, 2014 expiration date. In the event of a change in control of the Company, the holders of the warrants would have the right to sell the warrants to the Company, and the Company would have the right to purchase the warrants from the holders. In either case, the price to be paid for the warrants would be calculated using a standard pricing model with inputs specified in the warrants agreement. On the Emergence Date, the Company recorded a liability related to the warrants, which is included within other noncurrent liabilities on the consolidated balance sheets.

Unaudited condensed consolidated statement of equity

The following table shows the changes in the Company’s consolidated owners’ equity accounts from December 31, 2009 to September 30, 2010 (in thousands):

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Noncontrolling Interests	Total Owners’ Equity
Balance at December 31, 2009	$414	$1,017,498	$(37,892)	$(3,334)	$1,571	$978,257
Net income (loss)	—	—	(127,370)	—	225	(127,145)
Other comprehensive income	—	—	—	4,932	—	4,932
Distributions	—	—	—	—	(277)	(277)
Share-based compensation expense	—	4,682	—	—	—	4,682
Deconsolidation of White Cliffs	—	—	—	—	(1,371)	(1,371)
Other	—	—	—	—	(148)	(148)

Balance at September 30, 2010	$414	$1,022,180	$(165,262)	$1,598	$—	$858,930

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

12. EARNINGS (LOSS) PER SHARE

The following table summarizes the calculation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2010 (amounts in thousands, except per share amounts):

	Successor			Successor
	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	Continuing Operations	Discontinued Operations	Net	Continuing Operations	Discontinued Operations	Net
Income (loss)	$(15,672)	$348	$(15,324)	$(128,869)	$1,724	$(127,145)
less: Income (loss) attributable to noncontrolling interests	108	—	108	225	—	225

Numerator	$(15,780)	$348	$(15,432)	$(129,094)	$1,724	$(127,370)
Common stock outstanding (Classes A and B)	40,990	40,990	40,990	40,990	40,990	40,990
Common stock required to be issued in settlement of pre-petition claims	410	410	410	410	410	410

Denominator	41,400	41,400	41,400	41,400	41,400	41,400

Basic and diluted earnings (loss) per share	$(0.38)	$0.01	$(0.37)	$(3.12)	$0.04	$(3.08)

Prior to the Emergence Date, SemGroup, L.P. was structured as a partnership. All general and limited partner ownership interests in SemGroup, L.P. were cancelled in the reorganization process. The following table presents pro forma earnings (losses) per share for the three and nine months ended September 30, 2009, assuming that the same number of shares of SemGroup Corporation common stock outstanding during the nine months ended September 30, 2010 had been outstanding during the nine months ended September 30, 2009. The pro forma losses per share may not be indicative of the results that would have occurred if the equity structure of the reorganized company had been in place during the periods shown below or the results that may occur in the future. Amounts in the table are in thousands, except per share amounts.

	Predecessor			Predecessor
	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	Continuing Operations	Discontinued Operations	Net	Continuing Operations	Discontinued Operations	Net
Income (loss)	$(43,557)	$8,679	$(34,878)	$(113,082)	$(41,076)	$(154,158)
less: Income attributable to noncontrolling interests	11	—	11	26	—	26

Numerator	$(43,568)	$8,679	$(34,889)	$(113,108)	$(41,076)	$(154,184)
Common stock outstanding (Classes A and B)	40,990	40,990	40,990	40,990	40,990	40,990
Common stock required to be issued in settlement of pre-petition claims	410	410	410	410	410	410

Denominator (pro forma)	41,400	41,400	41,400	41,400	41,400	41,400

Basic and diluted earnings (loss) per share (pro forma)	$(1.05)	$0.21	$(0.84)	$(2.73)	$(0.99)	$(3.72)

13. OTHER MATTERS

During June 2010, the Company granted retention awards to certain officers and employees. These awards will vest in December 2011, contingent on the continued service of the recipients. Each award has a specified value that will be payable either in cash or in shares of the Company’s stock. If the Company elects to pay the awards in stock, the number of shares will be calculated using the specified value of the awards and the per share value of the stock on the vesting date. The Company estimates that the total expense for these awards, which is being recorded ratably over the vesting period, will be approximately $5.2 million.

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

13. OTHER MATTERS, Continued

Also during June 2010, the Company developed a program that provides for payments to certain officers and employees if their employment is terminated without cause within the next two years. The total benefits available under this program are approximately $10.8 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated interim financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and our Registration Statement on Form 10, as amended.

Overview of Business

We provide gathering, transportation, storage, distribution, blending, marketing and other midstream services primarily to independent producers, refiners of petroleum products and other market participants located in the Midwest and Rocky Mountain regions of the United States of America (the “U.S.”), Canada and the West Coast of the United Kingdom (the “U.K.”). We have an owned, contracted and leased asset base consisting of pipelines, gathering systems, storage facilities, terminals, processing plants, blending facilities and other distribution assets located in North American production and supply areas, including the Gulf Coast, Midwest, Rocky Mountain and Western Canadian regions. We also maintain and operate storage, terminal and marine facilities at Milford Haven in the U.K. that enable customers to supply petroleum products to markets in the Atlantic Basin. We also operate a network of liquid asphalt cement terminals throughout Mexico. Our business is conducted through seven primary business segments – SemCrude®, SemStream®, SemCAMS, SemLogistics, SemMexico, SemCanada Crude, and SemGas®. Our property, plant and equipment assets include:

•	more than 2,800 miles of petroleum product transportation, gathering and distribution pipelines in Colorado, Oklahoma, Texas, Kansas, Arkansas, Arizona and Alberta, Canada;

•

18.1 million barrels of owned, contracted and leased petroleum product storage capacity, including 4.2 million barrels of crude oil storage located in Cushing, Oklahoma, one of the largest crude oil markets in the U.S. and the designated delivery point for NYMEX crude oil contracts, and 8.7 million barrels of crude oil and refined products storage located in our Milford Haven, Wales terminal;

•	11 liquid asphalt cement terminals and modification facilities and two emulsion distribution terminals in Mexico;

•	12 natural gas liquids (“NGL”) terminals across the U.S.;

•	three natural gas processing plants in the U.S., with 53 million cubic feet per day of capacity;

•	majority ownership interests in two sour gas and two sweet gas processing plants in Alberta, Canada, with combined licensed capacity of 1.5 billion cubic feet per day;

•	five blending facilities located throughout the Western Canadian Sedimentary Basin in the provinces of Alberta and Saskatchewan, as well as two crude oil facilities in North Dakota; and

•	numerous petroleum product assets, including over 350 owned or leased railcars, trucks and pipeline injection stations.

We believe that the variety of our petroleum product assets creates opportunities for us and our customers year round.

Recent Developments

White Cliffs Pipeline

Historically, we owned 99.17% of White Cliffs, whose assets include a 527-mile common carrier, crude oil pipeline system that originates in Colorado and terminates in Cushing, Oklahoma. In May 2010, Anadarko Wattenberg Company, LLC (“AWC”) and Samedan Pipe Line Corporation (“Noble Energy”) each notified us of their intent to exercise the purchase options held by each of them in order to increase their respective ownership of White Cliffs to 24.5%. In connection with the closing of the purchase options on September 29, 2010, we also consented to the transfer of ownership interests in White Cliffs by AWC and Noble Energy to Plains Pipeline, L.P. (“Plains”). Following the closing, we now own 51% of White Cliffs. The other 49% of White Cliffs is owned as follows: 34% by Plains, 10% by AWC and 5% by Noble Energy. AWC and Noble Energy have each entered into throughput agreements with us for the shipment of their respective product on the White Cliffs Pipeline. Following the closing, the minority owners of White Cliffs received substantive rights to participate in the management of White Cliffs. Accordingly, we deconsolidated White Cliffs at the end of September 2010, and began accounting for it under the equity method.

We received approximately $141 million in proceeds from the closing. Approximately $107.3 million of the proceeds were used to pay in full debt outstanding, interest and fees under SemCrude Pipeline, L.L.C.’s term loan facility, approximately $23.0 million of the proceeds were used to pay down debt outstanding under our revolving credit facility and approximately $10.5 million of the proceeds were used to pay down debt outstanding under our second lien term loan facility.

SemCanada Crude

During the second quarter of 2010, we revised downward our projections of the future earnings potential of the SemCanada Crude segment, following a significant loss of customers which occurred in April 2010, coupled with a significant decline in profitability in April 2010 and an assessment by a national consultancy firm that certain market conditions that are adversely impacting this segment were likely to continue. In response to these events, we tested SemCanada Crude’s goodwill and other intangible assets for impairment as of May 31, 2010. Based on the results of these tests, we recorded an impairment loss of $91.8 million, which represented the full amount of the goodwill and other intangible assets attributable to SemCanada Crude at May 31, 2010.

During November 2010, we reached an agreement to sell all of the property, plant and equipment of the SemCanada Crude segment. This sale is expected to close in December 2010. We do not expect the proceeds from this sale to be significantly different than the net book value of the assets to be sold. Certain marketing operations that were previously conducted by the SemCanada Crude segment have been transferred to the SemCrude segment, and the remaining operations of the SemCanada Crude segment will be wound down subsequent to closing the sale.

Results of Operations

Background

On July 22, 2008, SemGroup, L.P. and certain of its U.S. subsidiaries filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Petition Date”). Also on July 22, 2008, SemGroup, L.P.’s Canadian subsidiaries filed applications for creditor protection under the Companies’ Creditors Arrangement Act. Later during 2008, certain other U.S. subsidiaries filed petitions for reorganization (collectively, the “Bankruptcy”). While under bankruptcy protection, SemGroup, L.P. sold or liquidated certain of its subsidiaries. All remaining subsidiaries emerged from Bankruptcy on November 30, 2009 (the “Emergence Date”). We emerged as a newly reorganized company named SemGroup Corporation.

The Company lost control of several of its subsidiaries as a direct, or indirect, result of the Bankruptcy petitions, including all Canadian subsidiaries, SemGroup Holdings, L.P. (which directly held the Company’s limited partnership interests in Blueknight Energy Partners, L.P., formerly known as SemGroup Energy Partners, L.P. (“Blueknight”) and indirectly held the Company’s general partnership interests in Blueknight), and Wyckoff Gas Storage Company, LLC (“Wyckoff”). These subsidiaries were de-consolidated during 2008 and subsequently accounted for as cost method investments, and not included in results of operations subsequent to de-consolidation. The Company regained control of SemCAMS and SemCanada Crude on the Emergence Date, and consolidated these subsidiaries again beginning on that date. The Company ceased operations of SemCanada Energy near the time of the bankruptcy filing in July 2008.

As part of the process of reorganizing to emerge from bankruptcy protection, the Company determined the need to dispose of certain operations. SemFuel, SemMaterials and SemEuro Supply met the criteria to be classified as discontinued operations.

The Company applied fresh-start reporting on November 30, 2009. The Company recorded individual assets and liabilities based on their fair values at November 30, 2009, using the assistance of a valuation advisor to determine the values of certain assets. The Company adjusted deferred tax liabilities, where appropriate, to reflect the change in the financial reporting basis of assets.

As a result of these factors (the Bankruptcy, deconsolidation and reconsolidation of certain subsidiaries, sale of subsidiary assets and fresh-start reporting) and other factors, comparison of the results of operations between periods shown below is not useful as a guide to future results of operations. The financial performance for the three and nine months ended September 30, 2009, is presented for historical perspective and does not give pro forma results as if the consummation of the plan of reorganization and the related fresh-start reporting and other adjustments had occurred at the beginning of the period presented. Additionally, our post-emergence financial statements are not comparable with our pre-emergence financial statements.

Consolidated Results of Operations

	Successor		Predecessor
(U.S. $ in thousands)	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Revenue	$385,299	$1,177,204	$235,104	$725,934
Expenses
Costs of products sold	293,684	903,248	188,688	599,678
Operating	41,195	113,310	11,949	33,868
General and administrative	21,617	70,402	11,580	38,529
Depreciation and amortization	18,632	58,150	12,117	30,836
Loss (gain) on disposal or impairment	5,192	96,581	5	(93)

Total expenses	380,320	1,241,691	224,339	702,818

Operating income (loss)	4,979	(64,487)	10,765	23,116

Other expense (income)
Interest expense	21,112	66,509	3,084	9,641
Foreign currency transaction loss (gain)	(39)	1,556	441	(2,753)
Other expense (income), net	(2,664)	(3,411)	(1,706)	(3,649)

Total other expenses	18,409	64,654	1,819	3,239

Income (loss) from continuing operations before reorganization items and income taxes	(13,430)	(129,141)	8,946	19,877
Reorganization gain (loss)	—	—	(51,302)	(127,566)

Income (loss) from continuing operations before income taxes	(13,430)	(129,141)	(42,356)	(107,689)
Income tax expense (benefit)	2,242	(272)	1,201	5,393

Income (loss) from continuing operations	(15,672)	(128,869)	(43,557)	(113,082)
Income (loss) from discontinued operations	348	1,724	8,679	(41,076)

Net income (loss)	$(15,324)	$(127,145)	$(34,878)	$(154,158)

Revenues and Expenses

Revenue and expenses are analyzed by operating segment below.

General and Administrative Expenses

For the nine months ended September 30, 2009, corporate general and administrative expenses were allocated to the segments based on percentages established by SemGroup management. At the beginning of each year, management estimated corporate general and administrative costs and assigned the segments a flat monthly charge of that amount. From time to time, the monthly charges were reviewed and adjusted. In addition to the flat monthly charges, the segments would also be allocated a portion of the over or under allocation of actual corporate general and administrative expense from the prior month. This monthly “true-up” was based on each segment’s year to date allocation as a percentage of the total year to date corporate general and administrative expense.

Beginning in December 2009, the general and administrative expenses of each corporate department are allocated to the segments based on criteria such as actual usage, headcount and estimates of effort or benefit. The method for allocating cost is based on the type of service being provided. For example, internal audit costs are based on an estimate of effort attributable to a segment. In contrast, certain accounting department costs are allocated based on the number of transactions processed for a given segment compared to the total number processed.

Interest Expense

During the time the Company was in bankruptcy, it recorded interest expense only to the extent such interest was expected to be paid. Interest obligations that were expected to be compromised in the reorganization process were not recorded as expenses. The total amount of interest that the Company would have been contractually obligated to pay, but which was compromised in the reorganization process and not recorded as an expense, was $61 million and $181 million for the period July 1, 2009 through September 30, 2009 and the period January 1, 2009 through September 30, 2009, respectively.

Reorganization Gain (Loss)

Reorganization gain (loss) includes revenue, expenses, realized gains and losses and provisions for losses resulting from the reorganization and restructuring of the business. The reorganization loss includes professional fees of $58 million and $116 million for the period July 1, 2009 through September 30, 2009 and the period January 1, 2009 through September 30, 2009, respectively.

Income Tax Expense (Benefit)

The effective tax rate for the three months ended September 30, 2010 was 16.7%. Significant items that impacted the effective tax rate, as compared to the U.S. federal statutory rate of 35%, include earnings in foreign jurisdictions taxed at lower rates and the full valuation allowance which was recorded against the deferred tax assets of the Company. The effective rate for the three months ended September 30, 2009 was 2.8%. For the prior period, the Company, with exception of its foreign subsidiaries, was a partnership; therefore, a provision for U.S. federal and state income taxes was not provided. As described above, SemCAMS and SemCanada Crude were not consolidated during the three months ended September 30, 2009. The effective tax rates of the periods are not comparable.

For the nine months ended September 30, 2010, our effective tax rate was less than 1%. Significant items that impacted the effective tax rate, as compared to the U.S. federal statutory rate of 35%, include earnings in foreign jurisdictions taxed at lower rates and the full valuation allowance which was recorded against the deferred tax assets of the Company. The effective rate for the nine months ended September 30, 2009 was 5.0%. For the prior period, the Company, with exception of its foreign subsidiaries, was a partnership; therefore, a provision for U.S. federal and state income taxes was not provided. As described above, SemCAMS and SemCanada Crude were not consolidated during the nine months ended September 30, 2009. The effective tax rates of the periods are not comparable.

Discontinued Operations

SemMaterials, SemEuro Supply and SemFuel are presented as discontinued operations. During 2008, the Company decided to sell the assets of SemMaterials and to cease the operations of SemEuro Supply, due to their losses from operations and working capital requirements. During 2009, the Company decided to sell the assets of SemFuel due to its working capital requirements. By December 31, 2009, the majority of the assets of SemMaterials and SemFuel had been sold.

Results of Operations by Reporting Segment

SemCrude

	Successor		Predecessor
(U.S. $ in thousands)	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Revenue	$71,033	$171,218	$99,494	$216,362
Expenses
Costs of products sold	41,835	93,126	72,940	155,200
Operating	6,751	21,147	5,463	14,657
General and administrative	3,453	13,442	1,887	5,728
Depreciation and amortization	8,277	24,993	4,160	7,988
Loss (gain) on disposal or impairment	6,828	6,874	—	(40)

Total expenses	67,144	159,582	84,450	183,533

Operating income (loss)	$3,889	$11,636	$15,044	$32,829

Three months ended September 30, 2010 versus three months ended September 30, 2009

Revenue

Revenue decreased in the third quarter of 2010 to $71 million from $99 million in the third quarter of 2009. Increases of $1 million in transportation revenue attributable to the White Cliffs Pipeline, which became operational in June 2009, and $1 million in storage revenue, related to new storage facilities in Cushing, Oklahoma, were completely offset by a decline in revenue related to the sale of crude oil. The gross volume of crude oil sold in the third quarter of 2010 was 5 percent higher than the volume sold in the same period of 2009. The average selling price of crude oil in the third quarter of 2010 was 13 percent higher than the average selling price in the same period of 2009. These changes in price and volume indicate an increase in revenue of approximately $30 million in the third quarter of 2010 compared to the same period in 2009. However, ASC 845-10-15, “Nonmonetary Transactions,” requires that certain transactions – those where inventory is purchased from a customer then resold to the same customer – to be presented in the income statement on a net basis. This results in a reduction of sales revenue and costs of products sold by the same amount, but has no effect on operating income (loss). Nevertheless, changes in the level of such purchase and sale activity between periods can have a material effect on the comparison between those periods. Revenue was reduced by $119 million and $57 million in the third quarter of 2010 and 2009, respectively, in accordance with ASC 845-10-15. As a result, revenue related to the sale of crude oil declined by approximately $30 million in the third quarter of 2010 compared to the same period of 2009.

Costs of products sold

Costs of products sold decreased in the third quarter of 2010 to $42 million from $73 million in the third quarter of 2009. Costs of products sold were reduced by $119 million and $57 million in the third quarter of 2010 and 2009, respectively, in accordance with ASC 845-10-15. Except for this reduction, costs of products sold increased in 2010 primarily as a result of an increase in the average cost of crude oil per barrel to $76 from $67 per barrel in 2009. In addition, the volume of crude oil sold increased by approximately 5 percent to 2.1 million barrels compared to the volume sold in 2009.

Operating expense

Operating expense increased in the third quarter 2010 to $7 million from $5 million in the third quarter of 2009. The increase is due primarily to insurance, drag reduction agent costs and right-of-way maintenance.

General and administrative expense

General and administrative expense increased in the third quarter of 2010 to $3 million from $2 million in the third quarter of 2009. This increase is primarily the result of an increase in corporate overhead allocated to this reporting segment. The amount of corporate overhead allocated to this reporting segment increased because during Bankruptcy certain costs related to the reorganization and governance of the Company were classified as reorganization items; however, after emergence such costs were classified as general and administrative expense.

Depreciation and amortization

Depreciation and amortization expense increased in the third quarter 2010 to $8 million from $4 million in the third quarter of 2009. This increase is a result of assets written up and recognition of intangible assets in connection with fresh-start reporting.

Loss on disposal or impairment

Loss on disposal or impairment increased in the third quarter 2010 to $7 million from zero in the third quarter of 2009. This increase is due to a loss on the sale of ownership interests in White Cliffs.

Nine months ended September 30, 2010 versus nine months ended September 30, 2009

Revenue

Revenue decreased in the first nine months of 2010 to $171 million from $216 million in the first nine months of 2009. Increases of $23 million in transportation revenue attributable to the White Cliffs Pipeline, which became operational in June 2009, and $11 million in storage revenue, related to new storage facilities in Cushing, Oklahoma, were completely offset by a decline in revenue related to the sale of crude oil. The gross volume of crude oil sold in the first nine months of 2010 was 10 percent lower than the volume sold in the same period of 2009. The average selling price of crude oil in the first nine months of 2010 was 43 percent higher than the average selling price in the same period of 2009. These changes in price and volume indicate an increase in revenue of approximately $86 million in the first nine months of 2010 compared to the same period in 2009. However, ASC 845-10-15, “Nonmonetary Transactions,” requires that certain transactions – those where inventory is purchased from a customer then resold to the same customer – to be presented in the income statement on a net basis. This results in a reduction of sales revenue and costs of products sold by the same amount, but has no effect on operating income (loss). However, changes in the level of such purchase and sale activity between periods can have a material effect on the comparison between those periods. Revenue was reduced by $293 million and $128 million in the first nine months of 2010 and 2009, respectively, in accordance with ASC 845-10-15. As a result, revenue related to the sale of crude oil declined by approximately $77 million in the first nine months of 2010 compared to the same period in 2009.

Costs of products sold

Costs of products sold decreased in the first nine months of 2010 to $93 million from $155 million in the first nine months of 2009. Costs of products sold were reduced by $293 million and $128 million in the first nine months of 2010 and 2009, respectively, in accordance with ASC 845-10-15. Except for this reduction, costs of products sold increased in 2010 primarily as a result of an increase in the average cost of crude oil per barrel to $77 from $54 per barrel in 2009. However, this increase was offset in part by a reduction in the volume sold by approximately 10 percent to 5.0 million barrels compared to the volume sold in 2009.

Operating expense

Operating expense increased in the first nine months of 2010 to $21 million from $15 million in the first nine months of 2009. The increase is due primarily to bad debt expense of $3.6 million related to a customer who declared bankruptcy, property taxes and insurance costs.

General and administrative expense

General and administrative expense increased in the first nine months of 2010 to $13 million from $6 million in the first nine months of 2009. Of this increase, $3.4 million is due to an allocation of corporate overhead to White Cliffs which was not made in the first nine months of 2009. In addition to that specific allocation change, the amount of corporate overhead allocated to this reporting segment increased. The amount of corporate overhead allocated to this reporting segment increased because during Bankruptcy certain costs related to the reorganization and governance of the Company were classified as reorganization items; however, after emergence such costs were classified as general and administrative expense.

Depreciation and amortization

Depreciation and amortization expense increased in the first nine months of 2010 to $25 million from $8 million in the first nine months of 2009. The increase is due to depreciation of fixed assets and amortization of intangible assets of White Cliffs, as well as increased depreciation expense as a result of assets written up in connection with fresh-start reporting.

Loss on disposal or impairment

Loss on disposal or impairment increased in the first nine months of 2010 to $7 million from zero in the first nine months of 2009. This increase is due to a loss on the sale of ownership interests in White Cliffs.

SemStream

	Successor		Predecessor
(U.S. $ in thousands)	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Revenue	$139,907	$488,966	$84,062	$324,455
Expenses
Costs of products sold	139,619	471,765	85,767	322,670
Operating	1,721	6,778	2,758	7,453
General and administrative	3,444	10,875	1,383	4,319
Depreciation and amortization	1,845	5,074	1,309	3,918
Loss (gain) on disposal or impairment	(1)	(35)	—	16

Total expenses	146,628	494,457	91,217	338,376

Operating income (loss)	$(6,721)	$(5,491)	$(7,155)	$(13,921)

Three months ended September 30, 2010 versus three months ended September 30, 2009

Revenue

Revenue increased in the third quarter of 2010 to $140 million from $84 million in the third quarter of 2009. Of this increase, $59 million is related to the sale of natural gas liquids, primarily propane. Of the $59 million increase, $44 million is related to higher volume and $15 million of the increase is the result of higher prices in the third quarter of 2010 compared to the same period in 2009. The increase in revenue related to the sale of natural gas liquids is partially offset by unrealized losses on derivatives of $8 million, which were $3 million greater in the third quarter of 2010 compared to the same period in 2009.

Costs of products sold

Costs of products sold increased in the third quarter of 2010 to $140 million from $86 million in the third quarter of 2009. This increase reflects the higher volume and prices described above.

Operating expense

Operating expense decreased in the third quarter of 2010 to $2 million from $3 million in the third quarter of 2009. This decrease is primarily due to a reduction in bad debt expense and ad valorem taxes in the third quarter of 2010 compared to the same period in 2009.

General and administrative expense

General and administrative expense increased in the third quarter of 2010 to $3 million from $1 million in the third quarter of 2009. This increase is primarily the result of an increase in corporate overhead allocated to this reporting segment. The amount of corporate overhead allocated to this reporting segment increased because during Bankruptcy certain costs related to the reorganization and governance of the Company were classified as reorganization items; however, after emergence such costs were classified as general and administrative expense. In addition, incentive compensation expense contributed to the increase in general and administrative expense.

Nine months ended September 30, 2010 versus nine months ended September 30, 2009

Revenue

Revenue increased in the first nine months of 2010 to $489 million from $324 million in the first nine months of 2009. Of this increase, $128 million is related to the sale of natural gas liquids, primarily propane. Of the $128 million increase, $90 million is related to higher prices and $38 million is the result of higher volume in the first nine months of 2010 compared to the same period in 2009. The increase in revenue related to the sale of natural gas liquids is further increased by unrealized gains on derivatives which are $37 million higher in the first nine months of 2010 compared to the same period in 2009.

Costs of products sold

Costs of products sold increased in the first nine months of 2010 to $472 million from $323 million in the first nine months of 2009. This increase reflects the higher prices and higher volume described above. In addition, as a result of fresh-start reporting, inventory was revalued from historical weighted average cost to current market value on November 30, 2009. This revaluation increased the costs of products sold in the nine months ended September 30, 2010, by approximately $28 million over what would have otherwise been the case.

General and administrative expense

General and administrative expense increased in the first nine months of 2010 to $11 million from $4 million in the first nine months of 2009. This increase is primarily the result of an increase in corporate overhead allocated to this reporting segment. The amount of corporate overhead allocated to this reporting segment increased because during Bankruptcy certain costs related to the reorganization and governance of the Company were classified as reorganization items; however, after emergence such costs were classified as general and administrative expense. In addition, incentive compensation expense contributed to the increase in general and administrative expense.

SemLogistics

	Successor		Predecessor
(U.S. $ in thousands)	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Revenue	$9,289	$27,673	$10,286	$27,238
Expenses
Costs of products sold	—	—	192	542
Operating	494	1,610	497	1,481
General and administrative	2,709	8,449	2,796	7,741
Depreciation and amortization	2,044	5,916	2,505	6,958
Loss (gain) on disposal or impairment	—	—	(5)	1

Total expenses	5,247	15,975	5,985	16,723

Operating income (loss)	$4,042	$11,698	$4,301	$10,515

Three months ended September 30, 2010 versus three months ended September 30, 2009

Revenue

Revenue decreased in the third quarter of 2010 to $9 million from $10 million in the third quarter of 2009. The decline is attributable to sales of recovered slop oil in 2009 which were not repeated in 2010. Recovered slop oil is material accumulated through terminal operations which can be sold for reprocessing. The volume of such material being available for sale is dependent on terminal operations. As a result, these sales do not occur regularly.

General

In every category of expense, the amounts for the third quarter of 2010 are roughly equivalent to those of the third quarter 2009.

Nine months ended September 30, 2010 versus nine months ended September 30, 2009

General

In every category of revenue and expense, the amounts for the first nine months of 2010 are roughly equivalent to those of the first nine months of 2009.

SemCAMS

	Successor		Predecessor
(U.S. $ in thousands)	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Revenue	$38,757	$107,236	$—	$—
Expenses
Costs of products sold	(39)	55	—	—
Operating	27,925	72,695	—	—
General and administrative	4,497	13,622	—	—
Depreciation and amortization	2,419	7,071	—	—
Loss (gain) on disposal or impairment	—	(14)	—	—

Total expenses	34,802	93,429	—	—

Operating income (loss)	$3,955	$13,807	$—	$—

General

On July 22, 2008, the Company filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Also on July 22, 2008, the Company’s Canadian subsidiaries filed applications for creditor protection in Canada under the Companies’ Creditors Arrangement Act. As a result of the Bankruptcy petitions, the Company lost control of this subsidiary and it was deconsolidated on that date. The Company regained control of this subsidiary upon emergence from Bankruptcy on November 30, 2009, and consolidated this subsidiary again beginning on that date.

As a result of the deconsolidation between July 22, 2008, and the reconsolidation on November 30, 2009, it is not possible to make any meaningful comparisons of results of operations for the periods presented.

SemMexico

	Successor		Predecessor
(U.S. $ in thousands)	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Revenue	$33,332	$100,206	$41,628	$142,168
Expenses
Costs of products sold	29,362	86,244	35,726	122,522
Operating	1,295	3,389	1,197	3,167
General and administrative	2,339	8,410	1,286	5,677
Depreciation and amortization	1,530	4,604	832	2,380
Loss (gain) on disposal or impairment	(7)	(26)	10	(70)

Total expenses	34,519	102,621	39,051	133,676

Operating income (loss)	$(1,187)	$(2,415)	$2,577	$8,492

Three months ended September 30, 2010 versus three months ended September 30, 2009

Revenue

Revenue decreased in the third quarter of 2010 to $33 million from $42 million in the third quarter of 2009. Lower volume reduced revenue by $14 million, and was partially offset by higher prices, which increased revenue by $6 million. The decline in volume reflects weak demand as a result of a slowdown in the issuance of government contracts for road construction projects in Mexico.

Costs of products sold

Costs of products sold decreased in the third quarter of 2010 to $29 million from $36 million in the third quarter of 2009. The decline in the costs of products sold reflects a decline in volume offset, in part, by higher prices.

Nine months ended September 30, 2010 versus nine months ended September 30, 2009

Revenue

Revenue decreased in the first nine months of 2010 to $100 million from $142 million in the first nine months of 2009. Lower volume reduced revenue by $56 million and was partially offset by higher prices, which increased revenue by $14 million. The decline in volume reflects weak demand as a result of a slowdown in the issuance of government contracts for road construction projects in Mexico.

Costs of products sold

Costs of products sold decreased in the first nine months of 2010 to $86 million from $123 million in the first nine months of 2009. The decline in the costs of products sold reflects a decline in volume offset, in part, by higher prices.

General and administrative expense

General and administrative expense increased in the first nine months of 2010 to $8 million from $6 million in the first nine months of 2009. This increase is primarily the result of an increase in corporate overhead allocated to this reporting segment. The amount of corporate overhead allocated to this reporting segment increased because during Bankruptcy certain costs related to the reorganization and governance of the Company were classified as reorganization items; however, after emergence such costs were classified as general and administrative expense.

Depreciation and amortization

Depreciation and amortization expense increased in the first nine months of 2010 to $5 million from $2 million in the first nine months of 2009. This increase reflects the write up of intangible asset values as a result of fresh-start reporting.

SemCanada Crude

	Successor		Predecessor
(U.S. $ in thousands)	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Revenue	$107,765	$304,369	$—	$—
Expenses
Costs of products sold	103,689	295,072	—	—
Operating	1,379	3,154	—	—
General and administrative	2,257	8,408	—	—
Depreciation and amortization	691	4,511	—	—
Loss (gain) on disposal or impairment	—	91,756	—	—

Total expenses	108,016	402,901	—	—

Operating income (loss)	$(251)	$(98,532)	$—	$—

General

On July 22, 2008, the Company filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Also on July 22, 2008, the Company’s Canadian subsidiaries filed applications for creditor protection in Canada under the Companies’ Creditors Arrangement Act. As a result of the filing of the Bankruptcy petitions, the Company lost control of this subsidiary and it was deconsolidated on that date. The Company regained control of this subsidiary upon emergence from Bankruptcy on November 30, 2009, and consolidated this subsidiary again beginning on that date.

As a result of the deconsolidation between July 22, 2008, and the reconsolidation on November 30, 2009, it is not possible to make any meaningful comparisons of results of operations for the periods presented.

During the second quarter of 2010, the Company revised downward its projections of the future earnings potential of the SemCanada Crude segment following a significant loss of customers which occurred in April 2010, coupled with a significant decline in profitability in April 2010 and an assessment by a national consultancy firm that certain market conditions that are adversely impacting this segment were likely to continue. In response to these events, the Company tested SemCanada Crude’s goodwill and other intangible assets for impairment as of May 31, 2010. Based on the results of these tests, the Company recorded an impairment loss of $91.8 million, which represented the full amount of the goodwill and other intangible assets attributable to SemCanada Crude at May 31, 2010.

During November 2010, the Company reached an agreement to sell all of the property, plant and equipment of the SemCanada Crude segment. This sale is expected to close in December 2010. The Company does not expect the proceeds from this sale to be significantly different than the net book value of the assets to be sold. Certain marketing operations that were previously conducted by the SemCanada Crude segment have been transferred to the SemCrude segment, and the remaining operations of the SemCanada Crude segment will be wound down subsequent to closing the sale.

SemGas

	Successor		Predecessor
(U.S. $ in thousands)	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Revenue	$18,037	$57,270	$13,355	$45,144
Expenses
Costs of products sold	11,994	38,876	8,502	29,946
Operating	1,636	4,380	1,902	6,731
General and administrative	1,890	7,166	1,087	3,517
Depreciation and amortization	1,377	4,062	2,456	6,671
Loss (gain) on disposal or impairment	—	(19)	—	—

Total expenses	16,897	54,465	13,947	46,865

Operating income (loss)	$1,140	$2,805	$(592)	$(1,721)

Three months ended September 30, 2010 versus three months ended September 30, 2009

Revenue

Revenue increased in the third quarter of 2010 to $18 million from $13 million in the third quarter of 2009. The majority of the increase is related to higher prices in 2010 compared to 2009. Volume increased in 2010 compared to 2009 by approximately 2 percent.

Costs of products sold

Costs of products sold increased in the third quarter of 2010 to $12 million from $9 million in the third quarter of 2009. The majority of the increase is related to higher prices of natural gas processed during the period in 2010 compared to 2009. A slight increase in volume amplified the effect of higher prices.

General and administrative expense

General and administrative expense increased in the third quarter of 2010 to $2 million from $1 million in the third quarter of 2009. This increase is a result of an increase in corporate overhead allocated to this reporting segment. The amount of corporate overhead allocated to this reporting segment increased because during Bankruptcy certain costs related to the reorganization and governance of the Company were classified as reorganization items; however, after emergence such costs were classified as general and administrative expense. In addition, incentive compensation expense contributed to the increase in general and administrative expense.

Depreciation and amortization

Depreciation and amortization expense decreased in the third quarter of 2010 to $1 million from $2 million in the third quarter of 2009. This reduction reflects higher asset valuations in 2009 prior to the write down of certain assets in November 2009.

Nine months ended September 30, 2010 versus nine months ended September 30, 2009

Revenue

Revenue increased in the first nine months of 2010 to $57 million from $45 million in the first nine months of 2009. Higher prices increased revenue by $18 million offset, in part, by a decrease in volume of natural gas processed which reduced revenue by $6 million.

Costs of products sold

Costs of products sold increased in the first nine months of 2010 to $39 million from $30 million in the first nine months of 2009. The increase in the price of natural gas processed was partially offset by a decrease in the volume processed during the period compared to the first nine months of 2009.

Operating expense

Operating expense decreased in the first nine months of 2010 to $4 million from $7 million in the first nine months of 2009. This decline reflects a reduction in compression costs which is consistent with the decline in the volume of natural gas processed. In addition, lower property taxes and various field costs, such as electricity, lubricants and outside services, contributed to the decline in operating expense.

General and administrative expense

General and administrative expense increased in the first nine months of 2010 to $7 million from $4 million in the first nine months of 2009. This increase is primarily a result of an increase in corporate overhead allocated to this reporting segment. The amount of corporate overhead allocated to this reporting segment increased because during Bankruptcy certain costs related to the reorganization and governance of the Company were classified as reorganization items; however, after emergence such costs were classified as general and administrative expense. In addition, incentive compensation expense contributed to the increase in general and administrative expense.

Depreciation and amortization

Depreciation and amortization expense decreased in the first nine months of 2010 to $4 million from $7 million in the first nine months of 2009. This reduction reflects higher asset valuations in 2009 prior to the write down of certain assets in November 2009.

Other and Eliminations

	Successor		Predecessor
(U.S. $ in thousands)	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Revenue	$(32,821)	$(79,734)	$(13,721)	$(29,433)
Expenses
Costs of products sold	(32,776)	(81,890)	(14,439)	(31,202)
Operating	(6)	157	132	379
General and administrative	1,028	30	3,141	11,547
Depreciation and amortization	449	1,919	855	2,921
Loss (gain) on disposal or impairment	(1,628)	(1,955)	—	—

Total expenses	(32,933)	(81,739)	(10,311)	(16,355)

Operating income (loss)	$112	$2,005	$(3,410)	$(13,078)

Other and Eliminations is not an operating segment. This table is included to permit the reconciliation of segment information to that of the consolidated Company.

Liquidity and Capital Resources

Sources and Uses of Cash

Revolving Credit Facility

On November 30, 2009, we entered into a $500 million revolving credit facility (as amended, the “Credit Facility”). The Credit Facility is comprised of a $182.6 million funded letter of credit tranche (the “Prefunded Tranche”), with an Original Issuance Discount (the “OID”) of $9.6 million and a $307.8 million revolving credit tranche (the “Revolving Tranche”) that can be utilized for both letters of credit and cash loans. Cash loans can be used for product purchases, margin requirements and general corporate purposes; however, cash loans are limited to $150 million. The Credit Facility availability is based on eligible receivables and inventory, calculated through a borrowing base every ten days. As of September 30, 2010, our consolidated borrowing base was $275.8 million. Following the reduction for outstanding cash loans, letters of credit, the OID, concentration deduction and contractual availability deduction of $0.0 million, $142.1 million, $7.6 million, $0.0 million and $25 million, respectively, our borrowing base availability was $101.1 million on September 30, 2010.

In April 2010, we amended the Credit Facility to reduce the Prefunded Tranche by $40 million and to increase the Revolving Tranche by $40 million. As described under the heading Recent Developments above, we expect to complete the sale of the property, plant and equipment of the SemCanada Crude segment in December 2010. The Credit Facility will be reduced by at least $60 million due to this sale and lower requirements for letters of credit. On September 29, 2010, approximately $23.0 million of the proceeds from the closing of the sale of ownership interests in White Cliffs, pursuant to the exercise of certain purchase options by two shippers that had entered into throughput agreements with us, was used to pay down principal outstanding under the Credit Facility.

The Credit Facility is secured by all working capital and fixed assets of SemCrude, SemStream, SemCAMS, SemCanada Crude and SemGas (the “Loan Parties”) and the Company’s ownership interests in White Cliffs. The Credit Facility matures November 30, 2012.

The Credit Facility incorporates the following pricing by facility type:

•	The Prefunded Tranche bears interest at a margin rate of 7.00%, plus the difference between a 1.50% LIBOR floor and the LIBOR interest earned on the Prefunded Tranche.

•

The OID bears interest at either (a) the greater of: (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, (iii) three-month LIBOR plus 1.50% or (iv) base floor of 2.50%; plus the interest-rate margin of 6.00%; or at our option (b) the greater of: (i) LIBOR and (ii) 1.50%; plus the interest-rate margin of 7.00%.

•

Revolving cash loans under the Revolving Tranche bear interest at either (a) the greater of: (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, (iii) three-month LIBOR plus 1.50% or (iv) base floor of 2.50%; plus the interest rate margin of 5.50%; or at our option (b) the greater of: (i) LIBOR and (ii) 1.50%; plus the interest-rate margin of 6.50%.

•	Letters of credit under the Revolving Tranche bear a margin rate of 6.50%.

•	Letters of credit issued are subject to a fronting fee of .15% and .50% for the Prefunded Tranche and the Revolving Tranche, respectively.

•	Lenders receive commitment fees based on the unused portion of the Revolving Tranche ranging from 1.50% to 2.50% and 7.00% on the Prefunded Tranche.

As of December 31, 2009, the interest rate applicable to the Prefunded Tranche and the Revolving Tranche cash loans was 8.26% and 8.75%, respectively. As of September 30, 2010, the interest rate applicable to the Prefunded Tranche and the Revolving Tranche cash loans was 8.03% and 8.75%, respectively.

The Credit Facility contains covenants which, among other things, restrict, subject to certain exceptions, our ability to incur additional indebtedness, create liens on assets, make investments, loans or advances, dispose of assets, enter into sale and leaseback transactions, change the business conducted by the Loan Parties, issue dividends and enter into certain hedging agreements. In addition, the Credit Facility prohibits any commodity transactions that are not allowed by our Comprehensive Risk Management Policy. The Credit Facility may preclude us from prepaying the loan made under the Term Loan Facility (discussed below) if certain requirements are not met. In addition, the Credit Facility may require us to make Payment In Kind (“PIK”) interest payments on the loan made under the Term Loan Facility.

The Credit Facility also requires that we maintain certain financial ratios as follows:

Fiscal Month Ending	Minimum Working Capital Consolidated, Net	Minimum Cash Interest Ratio Coverage	Minimum Tangible Capital Base	Maximum Consolidated Leverage Ratio	Maximum Net Funded Debt to Economic Basis EBITDA	Minimum Cumulative Economic Basis EBITDA
December 31, 2009 and thereafter	$150 million		$625 million	2.00:1.00
December 31, 2009						$2 million
January 31, 2010						$9 million
February 28, 2010						$16.5 million
March 31, 2010		1.15				$20.5 million
April 30, 2010		1.15				$27.5 million
May 31, 2010		1.15				$34.5 million
June 30, 2010		1.15				$40.5 million
July 31, 2010		1.30			4.70
August 31, 2010		1.30			4.70
September 30, 2010		1.30			4.70
October 31, 2010		1.30			4.70
November 30, 2010		1.30			4.20
December 31, 2010		1.30			4.20
2011		1.50 - 1.70			3.50 - 3.05
2012		1.85 - 1.90			3.05

The computation of these ratios is governed by the specific terms of the Credit Facility and may not be comparable to other similarly titled measures computed for other purposes or by other companies. Minimum consolidated net working capital is the Loan Parties’ current assets minus current liabilities and any outstanding cash loans under the Credit Facility. Minimum cash interest ratio coverage is the ratio of the Loan Parties’ economic basis EBITDA to consolidated cash interest expense over the last twelve months. The minimum tangible capital base is the consolidated SemGroup entities’ equity, less goodwill and intangible asset balances. The maximum leverage ratio is the ratio of the Loan Parties’ total debt to economic basis EBITDA over the last twelve months. Maximum net funded debt to economic basis EBITDA is the ratio of the Loan Parties’ total debt, less excess cash to economic basis EBITDA. Minimum cumulative economic basis EBITDA is the cumulative economic basis EBITDA of the Loan Parties. In general, under the terms of our Credit Facility, economic basis EBITDA is calculated by the Loan Parties’ consolidated net income (loss), plus interest expense, income taxes, depreciation and amortization, other non-cash expenses, any net gain or loss from a capital asset disposition and any unusual or non-recurring losses or charges. Economic basis EBITDA is adjusted to record inventory at market price, normal purchase and sales contracts market value and the market value of transportation and storage agreements. As of December 31, 2009, and September 30, 2010, we were in compliance with our covenants under the Credit Facility.

In addition to the financial covenants previously mentioned, the Credit Facility restricts the capital expenditures of the Loan Parties to $39.1 million in 2010, $22.0 million in 2011 and $23.3 million in 2012. The capital expenditures covenant includes a mechanism for carrying over a portion of the excess of any previous year’s capital expenditure limit. In addition, the Credit Facility allows for the ability to increase our capital expenditure amount if certain requirements are met. We believe the limitations on our capital expenditures imposed by the Credit Facility should allow us to meet our current capital expenditure needs. However, if future events require us, or make it beneficial for us, to make capital expenditures beyond those currently planned, we would need to obtain consent from the lenders under our Credit Facility.

The Credit Facility also contains customary events of default. The events of default include the failure to pay interest and principal when due, including fees and any other amounts owed under the Credit Facility, a breach of any representation or warranty contained in the Credit Facility, a breach of certain covenants under the Credit Facility, any default under any of the documents entered into in connection with the Credit Facility, any event of default under other debt arrangements, events of bankruptcy, judgments and attachments exceeding $5.0 million, default events relating to employee benefit plans, a change in control, the guarantees, collateral documents or the Credit Facility failing to be in full force and effect or being declared null and void, any agreement pertaining to the subordination of the Term Loan or any subordinated indebtedness failing to be in force or failure to deliver a borrowing base report.

Second Lien Term Loan Facility

Pursuant to our plan of reorganization, we entered into a $300 million second lien term loan facility (the “Term Loan Facility”). The Term Loan Facility is a recovery mechanism for the pre-petition secured lenders. We did not receive any funds from the Term Loan Facility nor will any funds be received in the future. The Term Loan Facility is secured with a second lien on all the assets secured by the Credit Facility. As of December 31, 2009 and September 30, 2010, the principal amount outstanding under the Term Loan Facility was $300 million and $308.7 million, respectively.

The principal amount outstanding under the Term Loan Facility bears interest at a fixed cash interest rate of 9.00% and is paid on a quarterly basis beginning June 30, 2010. We have the option to PIK the interest through December 31, 2011, in which case the rate will be increased from 9.00% to 11.00% for any such PIK interest. The Credit Facility may preclude us from making a cash interest payment and require us to PIK. In the event the option to PIK interest is either elected or required, the deferred interest will be payable November 30, 2014. We have the option of prepaying, in whole or in part, with no penalty. The loan made under the Term Loan Facility matures and is due in full November 30, 2016.

We elected to PIK the interest on the Term Loan Facility that was due on June 30, 2010, for interest incurred during the seven-month period then ended. All conditions were met that would have allowed us to pay cash interest; however, we elected to PIK to maximize flexibility and allow us to pursue opportunities that we expect to provide an attractive return on investment. We elected to pay cash interest on the Term Loan Facility that was due on September 30, 2010, for interest expense of $7 million incurred during the three-month period then ended.

While the Credit Facility, or another facility similar in nature, is in place, the Term Loan Facility will require us to maintain the same financial covenant ratios as those required by the Credit Facility.

The Term Loan Facility also contains customary events of default. The events of default include the failure to pay interest and principal when due, including fees and any other amounts owed under the Term Loan Facility, a breach of any representation or warranty contained in the Credit Facility, a breach of certain covenants under the Term Loan Facility, any default under any of the documents entered into in connection with the Term Loan Facility, any event of default under other debt arrangements, judgments and attachments exceeding $5.0 million, default events relating to employee benefit plans, a change in control, the guarantees, collateral documents or the Term Loan Facility failing to be in full force and effect or being declared null and void, any acceleration of the maturity of the loan made under the Term Loan Facility, or any agreement pertaining to the subordination of any subordinated indebtedness failing to remain in force.

SemCrude Pipeline, L.L.C. Term Loan Facility

On November 30, 2009, we entered into a $125 million SemCrude Pipeline, L.L.C. (“SemCrude Pipeline”) term loan facility (the “SCPL Term Loan Facility”). The proceeds were used to refinance SemCrude Pipeline’s pre-petition term loan and pay the associated closing costs. The SCPL Term Loan Facility was secured by SemCrude Pipeline’s equity interest in White Cliffs. As of December 31, 2009 and June 30, 2010, the principal amount outstanding under the SCPL Term Loan Facility was $119.1 million and $106.6 million, respectively. On September 29, 2010, approximately $107.3 million of the proceeds from the closing of the sale of ownership interests in White Cliffs, pursuant to the exercise of certain purchase options by two shippers that had entered into throughput agreements with us, was used to pay down all principal outstanding and accrued interest under the SCPL Term Loan Facility. No principal or accrued interest remains outstanding under the SCPL Term Loan Facility and the SCPL Term Loan Facility has been terminated.

Loans made under the SCPL Term Loan Facility accrued interest at either (a) the greater of: (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) base floor of 2.50%; plus the interest-rate margin of 5.00%; or at our option (b) the greater of: (i) LIBOR and (ii) 1.50%; plus the interest-rate margin of 6.00%. Interest payments were made monthly.

As of December 31, 2009 and June 30, 2010, the interest rate applicable to loans made under the SCPL Term Loan Facility was 8.25% and 7.50%, respectively.

SemCrude Pipeline was required to make quarterly principal payments of $3.5 million. In addition, the SCPL Term Loan Facility required principal payments based on excess cash flows as defined in the agreement.

SemLogistics Term Loan Facility

On November 30, 2009, we entered into a £25 million SemLogistics term loan facility (“SemLogistics Term Loan Facility”) in order to refinance our then existing revolving facility. The SemLogistics Term Loan Facility is secured by the assets of SemLogistics Milford Haven Limited. As of December 31, 2009 and September 30, 2010, the principal amount outstanding under the SemLogistics Term Loan Facility was £25 million and £22 million, respectively. The loan made under the SemLogistics Term Loan Facility is due in full as of the maturity date November 30, 2013.

The loan made under the SemLogistics Term Loan Facility bears interest based on LIBOR plus either (a) 6.00% if net debt to EBITDA is greater than or equal to 1X or (b) 5.50% if net debt to EBITDA is less than 1X. Interest payments are made quarterly.

As of December 31, 2009 and September 30, 2010, the interest rate applicable to the loan made under the SemLogistics Term Loan Facility was 6.5% and 6.23%, respectively.

SemLogistics is required to make quarterly principal payments of £1 million. Beginning December 31, 2010, and each year thereafter, additional principal payments will be made based on excess cash flows as defined in the agreement.

The SemLogistics Term Loan Facility contains customary covenants which, among other things, restrict our ability to incur additional indebtedness, subject to certain exceptions, create liens on assets, make investments, restricted payments, loans or advances, dispose of assets, change the nature of business and issue dividends.

The SemLogistics Term Loan Facility requires the following financial ratios to be maintained on a quarterly basis:

Financial Year	Minimum Interest Coverage Ratio	Maximum Total Leverage Ratio	Minimum Net Worth	Accumulated Maximum Capex	Annual Maximum Capex
December 31, 2009 and thereafter	4.0	2.5	£ 50 million	£ 21 million
Fourth quarter 2009					£ 3.1 million
2010					£ 9.1 million
2011					£ 9.4 million
2012					£ 4.3 million
2013					£ 1.4 million

The computation of these ratios is governed by the specific terms of the SemLogistics Term Loan Facility and may not be comparable to other similarly titled measures computed for other purposes or by other companies. Minimum interest coverage ratio is the ratio of SemLogistics’ EBITDA to interest expense. Maximum total leverage ratio is the ratio of SemLogistics’ debt less cash to EBITDA. Minimum net worth is assets less liabilities and goodwill or other intangibles.

The SemLogistics Term Loan Facility contains customary events of default. The events of default include the failure to pay interest and principal when due, including fees and any other amounts owed under the SemLogistics Term Loan Facility, a breach of any representation or warranty contained in the SemLogistics Term Loan Facility, a breach of certain covenants under the SemLogistics Term Loan Facility, any default under any of the documents entered into in connection with the SemLogistics Term Loan Facility, bankruptcy, judgments and attachments, default events relating to employee benefit plans, the guarantees, or collateral documents or the SemLogistics Term Loan Facility failing to be in full force and effect or being declared null and void. In addition, cross acceleration will occur if we do not pay any other debt facility.

SemMexico Revolving Credit Facilities

During January 2010, SemMexico entered into a revolving credit agreement. This facility allows SemMexico to borrow up to 70 million Mexican pesos (approximately $5.6 million at the September 30, 2010 exchange rate) at any time during the term of the facility, which matures in March 2011. Borrowings are unsecured and bear interest at the bank prime rate in Mexico plus 1.7%. The bank prime rate in Mexico was 4.9% at December 31, 2009, and 4.873% at September 30, 2010.

During June 2010, SemMexico entered into a second credit agreement. This facility allows SemMexico to borrow up to 80 million Mexican pesos (approximately $6.4 million at the September 30, 2010 exchange rate) at any time through June 2011. If we borrow on this facility, the borrowings will be required to be repaid over a three-year period. Any borrowings will be unsecured and will bear interest at the bank prime rate in Mexico plus 1.5%. At September 30, 2010, the bank prime rate in Mexico was 4.873%.

Our primary sources of liquidity are cash flows generated from our operating activities and borrowing capacity under our Credit Facility. Our primary liquidity requirements are working capital, debt service, contractual obligations and capital expenditures. We expect to have adequate liquidity to fund our liquidity requirements over the foreseeable future from cash flows generated from operating activities and available borrowing capacity under our Credit Facility.

The following table summarizes our changes in cash for the periods presented:

	Successor	Predecessor
(U.S. $ in thousands)	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Statement of cash flows data:
Cash flows provided by (used for):
Operating activities	$96,962	$164,169
Investing activities	123,649	7,517
Financing activities	(186,265)	6,427

Subtotal	34,346	178,113
Effect of exchange rate on cash and cash equivalents	(390)	3,769

Change in cash and cash equivalents	$33,956	$181,882

Operating Activities

For the nine months ended September 2010, we had positive cash flows from operations of $97.0 million. A net loss of $127.1 million included non-cash expenses of $160.9 million. The primary non-cash expense was $91.8 million, which related to the impairment of goodwill and intangible assets in Canada. Changes in assets and liabilities increased operating cash flows by $63.2 million. The changes in assets and liabilities include a decrease in restricted cash of $176.0, partially offset by a decrease in payables to pre-petition creditors of $219.6 million. The remaining elements in the changes in assets and liabilities net to positive $106.8 million.

The decrease in restricted cash of $176.0 million primarily reflects payments to pre-petition creditors. This is offset by the $219.6 million decrease in payables to pre-petition creditors as a result of payments to those creditors.

For the nine months ended September 2009, we had positive cash flows from operations of $164.2 million. A net loss of $154.2 million was partially offset by non-cash expenses of $54.6 million. Changes in assets and liabilities further offset the loss by $263.8 million. The primary element in the changes in assets and liabilities was a decrease in accounts receivable of $277.9 million. The remaining elements in the changes in assets and liabilities net to negative $14.1 million.

Investing Activities

For the nine months ended September 2010, we had positive cash flow of $123.6 million, primarily as a result of $140.8 million received from the sale of ownership interests in White Cliffs. Cash outflows of $31.3 million in capital expenditures were partially offset by $12.6 million of proceeds received from the sale of assets.

For the nine months ended September 2009, we had positive cash flows of $7.5 million, primarily as a result of $78.9 million received from the sale of assets, offset in part by $69.8 million in capital expenditures.

Financing Activities

For the nine months ended September 2010, we had net outflows of $186.3 million, primarily as a result of $249.7 million of principal payments on debt offset in part by $64.7 million in borrowings.

For the nine months ended September 2009, we had positive cash flows of $6.4 million, primarily as a result of $47.0 million in borrowings offset by $40.1 million principal payments of debt.

Off-Balance Sheet Arrangements

We do not use any off-balance sheet arrangements to enhance our liquidity and capital resources or for any other purpose.

Capital Expenditures

The budget for capital expenditures in 2010 is $62 million, including $33 million for strategic projects, $22 million for maintenance projects and $7 million for environmental and regulatory projects. Through September 30, 2010, $31 million has been spent on capital projects.

Commitments

There have been no material changes to our contractual obligations outside the ordinary course of our business from those previously disclosed in Item 2 of our Registration Statement on Form 10, as amended.

Critical Accounting Policies and Estimates

For disclosure regarding our critical accounting policies and estimates, see the discussion under the caption “Critical Accounting Policies and Estimates” in Item 2 of our Registration Statement on Form 10, as amended.

Recent Accounting Pronouncements

No new accounting pronouncements have become effective during the nine months ended September 30, 2010, that would have a material effect on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

This discussion on market risks represents an estimate of possible changes in future earnings that would occur assuming hypothetical future movements in commodity prices, interest rates and currency exchange rates. Our views on market risk are not necessarily indicative of actual results that may occur, and do not represent the maximum possible gains and losses that may occur since actual gains and losses will differ from those estimated based on actual fluctuations in interest rates or commodity prices and the timing of transactions.

We are exposed to various market risks, including volatility in (i) petroleum prices, (ii) interest rates and (iii) currency exchange rates. We may utilize from time-to-time various derivative instruments to manage such exposure. Our Comprehensive Risk Management Policy and related risk management controls and procedures are designed to monitor physical and financial commodity positions and the resulting outright commodity price risk as well as basis risk resulting, among other things, from differences in commodity grades, purchase and sale locations and purchase and sale timing. We have a corporate risk management function that has responsibility for monitoring compliance with our Comprehensive Risk Management Policy and our risk management controls and procedures. Our corporate risk management function also has oversight responsibility for enterprise-wide corporate risk management, including both financial and non-financial risks. Our SemCanada Crude, SemCrude, SemGas, and SemStream subsidiaries have responsibility and authority for managing their exposure to petroleum prices. Our finance and treasury function has responsibility and authority for managing exposure to corporate-wide interest rates and currency exchange rates. To manage the risks discussed above, we engage in price risk management activities.

Commodity Price Risk

Commodity prices have historically been volatile and cyclical. For example, NYMEX West Texas Intermediate benchmark prices have ranged from an all-time high of over $145 per barrel (June/July 2008) to a low of approximately $12 per barrel (March 1986) over the last 24 years.

The table below outlines the range of NYMEX prompt month daily settle prices for crude oil and natural gas futures, and the range of daily propane spot prices provided by an independent, third-party broker for the three and nine months ended September 30, 2010 and for the year ended December 31, 2009.

		Three Months Ended		Nine Months Ended				Annual High/Low
		September 30, 2010		September 30, 2010		2009		Differential
Commodity	Unit	High	Low	High	Low	High	Low	2009
Light Sweet Crude Oil Futures	Barrel	$82.55	$71.63	$86.84	$68.01	$81.37	$33.98	$47.39
Month Belvieu (Non-LDH) Spot Propane	Gallon	$1.21	$0.96	$1.43	$0.96	$1.31	$0.60	$0.71
Henry Hub Natural Gas Futures	MMBtu	$4.92	$3.65	$6.01	$3.65	$6.07	$2.51	$3.56

Revenue from our asset-based activities is dependent on throughput volume, tariff rates, the level of fees generated from our pipeline systems, capacity leased to third parties, capacity that we use for our own operational or marketing activities and the level of other fees generated at our terminalling and storage facilities. Profit from our marketing activities is dependent on our ability to sell petroleum products at prices in excess of our aggregate cost. Margins may be affected during transitional periods between a backwardated market (when the prices for future deliveries are lower than the current prices) and a contango market (when the prices for future deliveries are higher than the current prices). Our petroleum product marketing activities within each of our segments are generally not directly affected by the absolute level of petroleum product prices, but are affected by overall levels of supply and demand for petroleum products and relative fluctuations in marked-related indices.

Based on our open derivative contracts at September 30, 2010, a 5 percent increase in the applicable market price or prices for each derivative contract would result in a $5.1 million decrease in our product sales revenues. A 5 percent decrease in the applicable market price or prices for each derivative contract would result in a $5.1 million increase in our product sales revenues. However, the increases or decreases in product sales revenues we recognize from our open derivative contracts are substantially offset by higher or lower product sales revenues when the physical sale of the product occurs. These contracts may be for the purchase or sale of products or in markets different from the physical markets in which we are attempting to hedge our exposure, or may have timing differences relative to the physical markets. As a result of these factors, our hedges may not eliminate all price risks.

Margin deposits or other credit support, including letters of credit, are generally required on derivative instruments utilized to manage our price exposure. As commodity prices increase or decrease, the fair value of our derivative instruments changes, thereby increasing or decreasing our margin deposit or other credit support requirements. Although a component of our risk-management strategy is intended to manage the margin and other credit support requirements on our derivative instruments, volatile spot and forward commodity prices, or an expectation of increased commodity price volatility, could increase the cash needed to manage our commodity price exposure and thereby increase our liquidity requirements. This may limit amounts available to us through borrowing, decrease the volume of petroleum products we purchase or sell, or limit our commodity price management activities.

Interest Rate Risk

We utilize both fixed and variable rate debt and are exposed to market risk due to the floating interest rates on our credit facilities. Therefore, from time-to-time we may utilize interest rate derivatives to manage interest obligations on specific debt issuances. Our variable rate debt bears interest at LIBOR or prime, subject to certain floors, plus the applicable margin. At September 30, 2010, an increase in these base rates of 1%, above the base rate floors, would increase our interest expense by $0.4 million per year.

The average interest rates presented below are based upon rates in effect at December 31, 2009 and September 30, 2010. The carrying value of the variable rate instruments in our credit facilities approximate fair value primarily because our rates fluctuate with prevailing market rates.

The following table summarizes our debt obligations at:

Liabilities	December 31, 2009	September 30, 2010
Short-term debt - variable rate	$20.4 million	$6.3 million
Average interest rate	8.01%	6.23%
Long-term debt - variable rate	$196.8 million	$36.1 million
Average interest rate	8.26%	6.71%
Long-term debt - fixed rate	$300.0 million	$308.7 million
Fixed interest rate	9.00%	9.00%

Currency Exchange Risk

The cash flows relating to our U.K., Canada and Mexico operations are based on the U.S. dollar equivalent of such amounts measured in British pounds, Canadian dollars and Mexican pesos. Assets and liabilities of our U.K., Canadian and Mexican subsidiaries are translated to U.S. dollars using the applicable exchange rate as of the end of a reporting period. Revenue, expenses and cash flows are translated using the average exchange rate during the reporting period.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act’)) are effective as of September 30, 2010. This conclusion is based on an evaluation conducted under the supervision and participation of our Chief Executive Officer and Chief Financial Officer along with our management. Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal proceedings, see the discussion under the captions “Bankruptcy Matters” and “Other Matters” in Note 16 of our audited consolidated financial statements in Item 13 of our Registration Statement on Form 10, as amended, and Note 10 of our interim unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated by reference into this Item 1.

Item 1A.	Risk Factors

There have been no material changes to the risk factors involving us from those previously disclosed in Item 1A of our Registration Statement on Form 10, as amended.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	(Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Norman J. Szydlowski, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer

32.1	Section 1350 Certification of Norman J. Szydlowski, Chief Executive Officer

32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 30, 2010	SEMGROUP CORPORATION

	By:	/s/ ROBERT N. FITZGERALD
Robert N. Fitzgerald
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Norman J. Szydlowski, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer

32.1	Section 1350 Certification of Norman J. Szydlowski, Chief Executive Officer

32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer