Form 10-K
period 2010-12-31
SemGroup Corp
filed 2011-03-31
CIK 1489136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark	One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 1-34736

SEMGROUP CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-3533152
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Warren Place

6120 S. Yale Avenue, Suite 700

Tulsa, OK 74136-4216

(918) 524-8100

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐		Accelerated Filer	☐

Non-Accelerated Filer	☒	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant cannot calculate the aggregate market value of its Common Stock held by non-affiliates as of the last business day of its most recently completed second fiscal quarter because there was no established public trading market for its Common Stock as of such date.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

At February 28, 2011, there were 41,429,346 shares of Class A Common Stock and 167,890 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, in connection with the registrant’s Annual Stockholders’ Meeting to be held on May 25, 2011, are incorporated by reference into Part III of this Form 10-K.

SEMGROUP CORPORATION AND SUBSIDIARIES

FORM 10-K—2010 ANNUAL REPORT

i

Cautionary Note Regarding Forward-Looking Statements

Certain matters contained in this Form 10-K include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

All statements, other than statements of historical fact, included in this Form 10-K regarding the prospects of our industry, our anticipated financial performance, management’s plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions, and other matters, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negative of these terms or variations of them or similar terms. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks, and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those discussed in Item 1A of this Form 10-K, entitled “Risk Factors,” risk factors discussed in other reports that we file with the SEC, and the following:

•	Our ability to generate sufficient cash flow from operations to enable us to pay our debt obligations or to fund our other liquidity needs;

•	Our ability to comply with the covenants contained in, and maintain certain financial ratios required by, our credit facilities;

•	Our ability to obtain additional capital on terms that are favorable to us;

•	The possibility that our hedging activities may result in losses or may have a negative impact on our financial results;

•	Any sustained reduction in demand for the petroleum products we gather, transport, process, and store;

•	Our ability to obtain new sources of supply of petroleum products;

•	Our failure to comply with new or existing environmental laws or regulations or cross border laws or regulations;

•	The possibility that the construction or acquisition of new assets may not result in the corresponding anticipated revenue increases;

•	The effects of having recently filed for and emerged from bankruptcy protection;

•	Any future impairment to goodwill resulting from the loss of customers or business;

•	Changes in currency exchange rates; and

•	The risks and uncertainties of doing business outside of the U.S., including political and economic instability and changes in local governmental laws, regulations and policies.

New factors that could cause actual results to differ materially from those described in forward-looking statements emerge from time to time, and it is not possible for us to predict all such factors, or the extent to which any such factor or combination of factors may cause actual results to differ from those contained in any forward-looking statement.

Readers are cautioned not to place undue reliance on any forward-looking statements contained in this Form 10-K, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements.

ii

As used in this Form 10-K, and unless the context indicates otherwise, the terms the “Company,” “SemGroup,” “we,” “us,” “our,” “ours,” and similar terms refer to SemGroup® Corporation, its consolidated subsidiaries, and its predecessors. We sometimes refer to crude oil, natural gas, natural gas liquids (natural gas liquids, or “NGLs,” include ethane, propane, normal butane, iso-butane, and natural gasoline), refined petroleum products, and liquid asphalt cement, collectively, as “petroleum products” or “products.”

iii

PART I

Items	1 and 2. Business and Properties

Overview

Our business is to provide gathering, transportation, storage, distribution, blending, marketing, and other midstream services primarily to independent producers, refiners of petroleum products, and other market participants located in the Midwest and Rocky Mountain regions of the United States of America (the “U.S.”), Canada and the West Coast of the United Kingdom (the “U.K.”). We have an owned, contracted, and leased asset base consisting of pipelines, gathering systems, storage facilities, terminals, processing plants, blending facilities, and other distribution assets located between North American production and supply areas, including the Gulf Coast, Midwest, Rocky Mountain and Western Canadian regions. We also maintain and operate storage, terminal and marine facilities at Milford Haven in the U.K. that enable customers to supply petroleum products to markets in the Atlantic Basin. We also operate a network of liquid asphalt cement terminals throughout Mexico. Our operations are conducted directly and indirectly through our primary operating segments.

Company Information

Our website is located at www.semgroupcorp.com. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as proxy statements and other information we file with, or furnish to, the SEC are available free of charge on our website. We make these documents available as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The information contained on our website or available by hyperlink from our website is not incorporated into this Form 10-K or other documents we file with, or furnish to the SEC. We may, from time to time, provide important disclosures to investors by posting them in the investor relations section of our website, as allowed by SEC rules.

Our History

SemGroup Corporation is a Delaware corporation. We were founded in February 2000 and are based in Tulsa, Oklahoma. During the period from February 2000 through July 2008, our asset and revenue base grew through a series of strategic acquisitions and capital expansion projects. During this time period, we made 64 acquisitions at an aggregate purchase price of approximately $1.1 billion, excluding amounts paid for working capital, and spent approximately $732 million on capital expansion projects.

Historically, we conducted significant physical and financial marketing and trading activities to take advantage of price differences related to time, location and quality of various energy commodity products and to utilize our transportation and storage assets. We also provided midstream energy related services such as gathering, storage, transportation, processing and distribution of petroleum products, both to third party customers and to ourselves.

As a result of trading losses incurred and other economic conditions, we faced a liquidity crisis and, on July 22, 2008, we filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code, as well as applications for creditor protection under the Companies’ Creditors Arrangement Act in Canada (collectively, the “Bankruptcy”). During the Bankruptcy, we continued to operate our midstream energy-related businesses, exited certain non-core businesses and activities, disposed of certain assets, and continued certain energy infrastructure construction projects. Certain of our business units also continued marketing activities to fulfill contractual obligations and to utilize their asset bases.

During the Bankruptcy, we took steps to restructure our business portfolio and to rebalance to a business heavily weighted toward fee-based asset activities and away from trading activities. As part of these steps, and subject to the terms of our debtor in possession credit facility, we attempted to sell certain assets. Due to the economic environment and a lack of available financing, bids for various assets came in below valuation expectations. In some cases, assets were not sold for strategic reasons. However, the assets of two business units, SemFuel and SemMaterials, were sold in a series of transactions during the divestiture process. For additional information relating to our recent divestitures, refer to Notes 6 and 7 of our consolidated financial statements beginning on page F-1 of this Form 10-K. Additionally, we ceased the operations of two other businesses, SemCanada Energy and SemEuro Supply. Also during the Bankruptcy, certain creditors foreclosed on our ownership interests in SemGroup Energy Partners G.P., L.L.C., the general partner of Blueknight Energy Partners, L.P., formerly known as SemGroup Energy Partners, L.P. (“Blueknight”), and also on our subordinated units in Blueknight. As a result, we no longer had, and we no longer have, any direct or indirect ownership interest in Blueknight.

On November 30, 2009, we emerged from the Bankruptcy as a newly reorganized company. We continue to provide midstream energy services in North America and the U.K. from an owned, contracted and leased asset base consisting of pipelines, gathering systems, storage facilities, terminals, processing plants, blending facilities, railcars, trucks and other distribution assets. Midstream services are provided to independent producers, refiners of petroleum products and other market participants. We also selectively engage in marketing activities geared toward serving our customers and maximizing the value of our asset base.

As part of the reorganization, and in conjunction with approval from our creditors and the U.S. Bankruptcy Court, we appointed a new Board of Directors and senior management team. Norman Szydlowski was hired as Chief Executive Officer and brings considerable industry experience, management and leadership skills. Additionally, Robert Fitzgerald was hired as Senior Vice President and Chief Financial Officer, David Gorte was hired as Chief Risk Officer and Candice Cheeseman was hired as General Counsel.

We conduct our operations through six primary business segments: SemCrude®, SemStream®, SemLogistics, SemCAMS, SemMexico and SemGas®. The following diagram is a simplified organizational chart of our business segments:

We previously had a seventh business segment, SemCanada Crude, which aggregated and blended crude oil in Western Canada. Due to adverse market conditions impacting this segment, we sold the property, plant and equipment of SemCanada Crude in late 2010 and began winding down its operations.

Industry Overview

We move petroleum products throughout the U.S., Canada, Mexico and the U.K. We provide gathering, transportation, storage, distribution, blending, marketing and other midstream services to producers and refiners of petroleum products. The market we serve, which begins at the point of purchase at the source of production and extends to the point of distribution to the end-user customer, is commonly referred to as the “midstream” market.

Regional Production of Petroleum Products in the U.S.

The U.S. Department of Energy divides the continental U.S. into five geographic regions called Petroleum Administration for Defense Districts, or PADDs. PADD II is the Midwest region of the U.S. PADD II is the second largest PADD in terms of refinery production. As a result of the flow of petroleum products across and throughout the Midwest region, we believe PADD II is an important crude oil production, logistics, and refining center.

According to the Energy Information Administration (the “EIA”) data, as of January 1, 2010, approximately 21%, or 3.7 million barrels per day (“Bpd”), of total U.S. daily refining capacity was in PADD II. Also, according to the EIA, PADD II produces approximately 12%, or 0.7 million Bpd, of total U.S. daily crude oil production and imports approximately 11%, or 1.3 million Bpd, of total U.S. daily imports.

PADD II refiners source crude oil from the Gulf Coast, Rocky Mountain, Canada’s Western Canadian Sedimentary Basin, which includes Alberta and parts of Saskatchewan to the East and British Columbia to the West, and major commodity hubs in the U.S. The production of petroleum products by PADD II refiners and processors historically has been less than the demand for petroleum products within that region with the shortfall being supplied via common carrier pipelines primarily from the Gulf Coast, Canada and, to a lesser extent, the Rocky Mountain and East Coast regions. Additional petroleum product supply is available via barge transport up the Mississippi River with significant deliveries into local markets along the Ohio River. The chart below illustrates the flow of petroleum products across and throughout PADD II.

Increased Importance of Independents and Specialization

In the 1990s, the major oil companies began focusing primarily on large-scale oil and gas projects. Until recently, this resulted in the major oil companies focusing more on foreign and deep-water exploration and production activities. As a result, they sold many of their North American integrated oil and gas assets, including producing properties, proprietary transportation systems, storage and distribution networks and refineries to independent operators. Whereas the major oil companies typically owned and operated proprietary networks that handled every aspect of the production, refining, storage, transportation and marketing of petroleum products, independent operators have generally focused on a single activity. As a result, the North American market is increasingly characterized by independent oil and gas producers and refiners that are generally without their own gathering, transportation, storage and distribution infrastructure. We focus on providing these services, using our asset base and distribution, processing and marketing expertise to provide independent operators with a stable source of supply and market access for their petroleum products.

Crude Oil Industry Overview

Refined petroleum products, such as jet fuel, gasoline and distillate fuel oil, are all sources of energy derived from crude oil. According to 2009 data compiled by the EIA, petroleum currently accounts for about 37% of the nation’s total annual energy consumption of 94.6 quadrillion British thermal units (“Btu”). Growth in petroleum consumption is expected to keep pace with growth in overall energy consumption over the next 20 to 25 years. The EIA expects U.S. annual petroleum consumption to grow 14.2% from 36.6 quadrillion Btu in 2009 to 41.8 quadrillion Btu in 2035. The diagram below depicts the segments of the crude oil value chain and our participation in the crude oil industry.

Our crude oil business operates primarily in Colorado, Kansas, North Dakota, Oklahoma and Texas where there are extensive crude oil production operations and our assets extend from gathering systems in and around producing fields to transportation pipelines carrying crude oil to logistics hubs, such as the Cushing Interchange, where we have terminalling and storage facilities that aid our customers in managing the delivery of crude oil.

Gathering and Transportation

Pipeline transportation is generally the lowest cost method for shipping crude oil. Crude oil pipelines transport oil from the wellhead to logistics hubs and/or refineries. Logistic hubs like the Cushing Interchange provide storage and connections to other pipeline systems and modes of transportation, such as tankers, railroads and trucks. Trucking complements pipeline gathering systems by gathering crude oil from operators at remote wellhead locations not served by pipeline gathering systems. Trucking is generally limited to low volume, short haul movements because trucking costs escalate sharply with distance, making trucking the most expensive mode of crude oil transportation.

Terminalling, Storage and Supply

Terminalling and storage facilities complement the crude oil pipeline gathering and transportation systems. Terminals are facilities where crude oil is transferred to or from a storage facility or transportation system, such as a gathering pipeline, to another transportation system, such as trucks or another pipeline. Terminals play a key role in moving crude oil to end-users, such as refineries, by providing the following services:

•	inventory management;

•	distribution; and

•	upgrading to achieve marketable grades or qualities of crude oil.

Overview of the Cushing Interchange

The Cushing Interchange is one of the largest crude oil marketing hubs in the U.S. and is the designated point of delivery specified in all NYMEX crude oil futures contracts. As the NYMEX delivery point and a cash market hub, the Cushing Interchange serves as a significant source of refinery feedstock for Midwest refiners and plays an integral role in establishing and maintaining markets for many varieties of foreign and domestic crude oil.

Natural Gas Industry Overview

Natural gas is the third largest source of primary energy, and according to EIA data, accounted for 25% of total U.S. energy use in 2009. While the primary use for natural gas in the U.S. is for residential heating, it also has a number of commercial, industrial and electric generation uses across several different customer bases. The EIA forecasts that natural gas consumption will increase from 22.7 trillion cubic feet (“Tcf”) in 2009 to 26.5 Tcf in 2035.

Since mid-2008, North American natural gas prices have declined significantly. This price decline, along with drilling technology improvements and the recent development of shale plays in the U.S., has resulted in reduced conventional natural gas drilling activity. Demand for natural gas and NGLs has historically been higher during the winter and lower during the summer, as gas is used primarily for heating and the need for it increases in cold months.

Natural gas passes through many stages before reaching end-users. First, exploration and production companies locate and produce natural gas. Second, gathering companies collect the natural gas, sometimes sending it to processing plants where liquids and other elements are removed. Third, transmission companies transport the gas through pipelines to storage units or areas of high demand. Finally, distributors deliver the gas to customers. The midstream natural gas industry is the link between upstream exploration and production activities and downstream end-use markets. The diagram below depicts the segments of the natural gas value chain and our participation in the natural gas industry.

We operate in the pipeline gathering and processing segments of the natural gas midstream industry in the U.S. and Canada. The operating fundamentals of Canadian natural gas processing operations differ somewhat from those in the U.S. The most significant difference is that, unlike U.S. natural gas processing facilities where the purchaser often purchases and owns the natural gas that it gathers and processes, in Canadian natural gas processing operations, the processor typically does not take title to the natural gas it gathers and processes. The processor instead receives fee income from transporting and processing natural gas owned by others.

As natural gas is processed to remove unwanted elements that interfere with pipeline transportation, higher value hydrocarbon liquids such as NGLs and condensate are separated from the raw natural gas stream. NGLs are obtained during the production and processing of natural gas or are a by-product from the crude oil distillation process within refineries. Supplies of NGLs are determined by the level of natural gas production, the amount of liquids in the gas, refining capacity utilization and by imports of NGLs. Condensate is a mixture of petroleum products consisting primarily of pentanes and heavier liquids extracted from natural gas. It is used to make gasoline, jet fuel and as a diluent used to dilute crude bitumen so that it can be transported by pipeline. We are engaged in the transportation, storage and distribution of NGLs, primarily propane, butane and natural gasoline.

Gas Gathering

The natural gas gathering process begins with the drilling of wells into gas bearing rock formations. Once a well has been completed, the well is connected to a gathering system. Gathering systems typically consist of a network of small diameter pipelines and, if necessary, compression systems that collect natural gas from points near producing wells and transport it to larger pipelines for further transmission.

Gas Dehydration

Wellhead gas is generally fully saturated with water vapor. This water vapor must be removed from the gas stream to prevent formation of hydrates and condensation of free water in downstream facilities, to prevent corrosion and to meet downstream pipeline quality specifications. Dehydration is generally performed at central points along an upstream gathering system utilizing either a glycol absorption process or a solid desiccant adsorption process.

Gas Treating

In addition to water vapor, wellhead gas contains impurities such as carbon dioxide, nitrogen, hydrogen sulfide, helium, oxygen and other inert components. These impurities must be removed from the gas stream to protect downstream equipment, prevent corrosion and meet downstream pipeline quality specifications. They are removed through a variety of processes utilizing chemical reaction, absorption, adsorption or permeation.

Gas Processing

Natural gas delivered to the burner tip is almost pure methane. However, natural gas is produced from the reservoir containing impurities and heavier hydrocarbons entrained in the gas stream. The heavier hydrocarbons of NGLs must be removed from the wellhead gas stream before the gas is transported to market. These heavier hydrocarbons are removed by “processing” the gas at plants, either through temperature and pressure manipulation or absorption. The extracted heavier hydrocarbons have a high value and are sold separately to petrochemical manufacturers or wholesale marketers.

NGL Terminalling, Storage and Supply

The production of NGLs by gas processing plants and refineries is fairly constant throughout the year, whereas demand is seasonal. NGL terminalling and storage serves to balance this constant production or supply with the seasonal demand. Supply and marketing agreements are entered into with gas processors and refiners to market production on the supply side. This supply is then marketed to petrochemical plants and retail customers, as well as other consumers of NGLs.

Overview of North American NGL Hubs

There are four major North American NGL trading centers located at Edmonton, Alberta; Sarnia, Ontario; Conway, Kansas; and Mont Belvieu, Texas. These locations have substantial underground storage and are connected to NGL supply, transmission and distribution systems. Edmonton and Conway serve the U.S. midwest market while Sarnia and Mont Belvieu serve the U.S. northeast market. Mont Belvieu is the price reference point for North American NGL markets as it is the largest consuming region. Its strategic location on the Gulf Coast allows access to supplies from Europe, Africa and the Middle East. Mont Belvieu also has significant storage and pipelines to transport liquids to market and is close to large crude oil refineries. Petrochemical demand is approximately 42% of NGL demand and is the main factor affecting Mont Belvieu NGL prices. The two largest contributors to overall demand are weather, since propane is used in home heating and crop drying, and the petrochemical industry’s requirement for ethane. In general, NGLs are priced higher than natural gas to cover the cost for extraction.

Mexico Asphalt Industry

Mexico is the 14th largest country in the world based on land area and the 11th largest country in terms of population. Although its land area is only one-fifth the size of the U.S., Mexico has a population of roughly one-third that of the U.S. Mexico has a large and diverse road network in place. Of Mexico’s approximately 206,000 miles of roads, over one-third are paved, making it the largest paved-road network in Latin America.

Roads are a critically important component of Mexico’s transportation infrastructure, with 99% of its passengers and 59% of its cargo being transported over road surfaces. The use of rail and water transportation in Mexico, in most cases, is either not practical or not available. As a result, roads are a high priority item of the country. The total current demand for road asphalt products in Mexico is roughly 2.1 million metric tons per year, requiring approximately 1.8 million metric tons of asphalt, either as a raw material or for end-use.

Mexico’s national highway infrastructure is comprised of three main components: the federal network (which includes both toll and toll-free roads) accounting for approximately 13% of all roads, the regional network accounting for approximately 21%, and the rural network consisting of approximately 66%. The federal road system is the responsibility of the Secretary of Communications and Transportation (SCT), while the regional network of roads is the responsibility of state governments. Rural and state roads and low-volume roads are also improved by the states. These networks help establish the annual demand for asphalt. Asphalt demand can increase, or decline, at a pace comparable to the level of on-going highway expansion and/or maintenance projects. Such projects rely on the availability of government concessions, continued public-private partnership undertakings and locally funded ventures.

Global Petroleum Products Storage Industry

Storage for refined products and crude oil is critical to the global economy. Fluctuations in demand for crude oil and transportation fuels, combined with changing flows of petroleum product production and refining capacity, means storage is necessary to balance demand. Additionally, supply and demand disruptions due to weather, industry upsets, political tensions and terrorism have forced all industry participants to understand the significance that access to and availability of storage will have over the future years.

The independent storage industry has experienced strong demand for its services over recent years from major oil companies, oil traders and strategic storage agencies (government entities that store fuel to protect against significant fluctuations in supply or demand as mandated by the European Union and the International Energy Agency). The construction of new tank storage facilities has historically been restricted, resulting in a supply shortage. Consequently, in the main trading and supply locations, such as the ARA Region (Antwerp, Rotterdam, Amsterdam), capacity generally has been quickly filled by demand growth.

The global product imbalance between oil producing regions and oil consuming regions continues to grow. Such varied regional demand growth for oil products is driving altered trade patterns and increased business opportunities for independent storage operators, especially those geographically situated to service numerous markets.

Our Business

We provide gathering, transportation, storage, distribution, blending, marketing and other midstream services primarily to independent producers, refiners of petroleum products and other market participants located in the Midwest and Rocky Mountain regions of the U.S., Canada and the West Coast of the U.K. We have an owned, contracted and leased asset base consisting of pipelines, gathering systems, storage facilities, terminals, processing plants, blending facilities and other distribution assets located between North American production and supply areas, including the Gulf Coast, Midwest, Rocky Mountain and Western Canadian regions. We also maintain and operate storage, terminal and marine facilities at Milford Haven in the U.K. that enable customers to supply product to markets in the Atlantic Basin. We also operate a network of liquid asphalt terminals throughout Mexico.

We gather, purchase, transport, store, distribute, blend and market petroleum products to markets primarily in the Midwest, ensuring that our customers have consistent access to petroleum products supply and markets. Our strategically located pipelines, terminals and storage tanks, with access to North American transportation pipeline interconnects, are well positioned to benefit from the continuing need to transport and gather petroleum products from areas of supply to areas of demand.

Our Property, Plant and Equipment

Our property, plant and equipment assets include:

•	more than 2,800 miles of petroleum product transportation, gathering and distribution pipelines in Colorado, Oklahoma, Texas, Kansas, Arkansas, Arizona and Alberta, Canada;

•

18.6 million barrels of owned, contracted and leased petroleum product storage capacity, including 4.7 million barrels of crude oil storage located in Cushing, Oklahoma, one of the largest crude oil markets in the U.S. and the designated delivery point for NYMEX crude oil contracts, and 8.7 million barrels of crude oil and refined products storage located in our Milford Haven, Wales terminal;

•	11 liquid asphalt cement terminals and modification facilities and two emulsion distribution terminals in Mexico;

•	12 NGL terminals across the U.S.;

•	three natural gas processing plants in the U.S., with a combined 53 million cubic feet per day of capacity;

•	majority ownership interests in two sour gas and two sweet gas processing plants in Alberta, Canada, with combined licensed capacity of 1.5 billion cubic feet per day;

•	two crude oil blending facilities in North Dakota; and

•	numerous petroleum product assets, including over 350 owned or leased railcars, trucks and pipeline injection stations.

We believe that the variety of our petroleum product assets creates opportunities for us and our customers year round.

Business Strategy

Our principal business strategy is to utilize our assets and operational expertise to:

•	move petroleum products throughout the U.S., Canada, Mexico and the U.K.;

•	provide consistently reliable high-quality midstream services under predominantly fee and margin based contractual arrangements;

•	manage commodity price risk exposure;

•	aggressively manage operating costs to maintain and improve operating margins;

•	expand business by improving, enhancing and expanding services at existing facilities and gaining new customers;

•	pursue complementary “bolt-on” growth opportunities having acceptable risks and returns; and

•	generate consistent operating margins, earnings and cash flows.

Our Business Segments

We conduct our business through six business segments:

•	SemCrude;

•	SemStream;

•	SemLogistics;

•	SemCAMS;

•	SemMexico; and

•	SemGas

For information relating to revenue and total assets for each segment, refer to Note 10 of our consolidated financial statements beginning on page F-1 of this Form 10-K.

The following sections present an overview of our business segments, including information regarding the principal business and services rendered, assets and operations and markets and competitive strengths. Our results of operations and financial condition are subject to a variety of risks. For information regarding our key risk factors, see “Item 1A. Risk Factors.”

SemCrude

SemCrude conducts crude oil transportation, storage, terminalling, gathering and marketing in Colorado, Kansas, Montana, North Dakota, Oklahoma and Texas for third party customers as well as for itself. The SemCrude business unit consists of three primary operations: (i) Kansas and Oklahoma pipelines; (ii) Cushing storage; and (iii) the White Cliffs pipeline. A majority of SemCrude’s revenue is generated from fee-based contractual arrangements that, in some instances, are fixed and not dependent on usage.

Assets and Operations

Kansas and Oklahoma Pipeline. We own and operate approximately 640 miles of crude oil gathering and transportation pipeline systems and related pipeline storage tanks in Kansas and northern Oklahoma. The pipeline systems connect to several third party trunk pipelines in Kansas, several refineries, and storage terminals located at Cushing, Oklahoma. The Kansas and Oklahoma pipeline systems can currently transport approximately 32,700 barrels of crude oil per day.

Cushing Storage. We own and operate 4.7 million barrels of crude oil storage in Cushing, Oklahoma. We also have 350,000 barrels of crude oil storage under construction in Cushing. SemCrude directly utilizes, and provides to customers, fee-based storage and terminal services from owned assets in Cushing. Currently, most of SemCrude’s owned operating storage capacity at Cushing is leased to third-party customers. SemCrude also owns and operates a delivery/receipt pipeline to connect its storage operations to Enterprise Products Partners, LP’s facility in Cushing, which is the hub where all NYMEX barrels are delivered. We have additional acreage and infrastructure in place to significantly expand storage capacity at Cushing.

White Cliffs Pipeline. We own 51% of, and operate, a 527-mile common carrier, crude oil pipeline system that originates in Colorado and terminates in Cushing, Oklahoma (the “White Cliffs Pipeline”). The White Cliffs Pipeline provides DJ Basin producers in Colorado direct access to the Cushing market and to refiners in the Midwest area. The White Cliffs Pipeline also includes a 100,000 barrel crude oil storage tank and a truck unloading facility owned and operated by SemCrude and located and connected at the White Cliffs Pipeline’s origination point at Platteville, Colorado. The White Cliffs Pipeline’s initial design capacity is 29,700 barrels of crude oil per day with one pump station. The White Cliffs Pipeline system can be expanded to 50,000 barrels per day, if additional existing pump stations are brought on line, or to 70,000 barrels per day if additional pump stations are constructed. The White Cliffs Pipeline became fully operational on June 1, 2009. We currently own 51% of the White Cliffs Pipeline. The other 49% is owned as follows: 34% by Plains Pipeline, L.P. (“Plains”), 10% by Anadarko Wattenberg Company, LLC (“AWC”) and 5% by Samedan Pipe Line Corporation (“Noble Energy”). AWC and Noble Energy have each entered into throughput agreements with us for the shipment of their product on the White Cliffs Pipeline. (See Note 4 of our consolidated financial statements beginning on page F-1 of this Form 10-K for additional information.)

In addition to these operations, SemCrude conducts a crude oil aggregation, marketing and blending business in the Bakken shale play area in North Dakota, utilizing two truck unloading facilities. SemCrude purchases crude oil, transports it via owned trucks, ships it on an Enbridge Pipeline (utilizing a historical pipeline allocation) and markets the product. (This part of the SemCrude business was previously conducted by SemCanada Crude, but prior to the sale of the SemCanada Crude assets, as previously noted, this activity was transferred to SemCrude.) There are currently more rigs working in this shale play than any other in the U.S. As more volume moves southeast from the Bakken to Cushing, our assets are very well positioned to benefit.

Revenue and Marketing

A majority of SemCrude’s revenue is derived from fee-based contractual arrangements with third party customers. The White Cliffs Pipeline has two throughput contracts that require each shipper to pay a minimum fixed monthly payment for the capacity allocated to it on the pipeline, regardless of the capacity actually utilized. The agreements run through May 2014, although they could end sooner if the contracted volumes are shipped before that date. In addition, other parties may ship on White Cliffs Pipeline at FERC based rates. The Kansas and Oklahoma pipeline system provides transportation and storage services to customers on fee-based arrangements, typically based on usage with varying term lengths. Cushing storage capacity is provided to customers under fixed fee contractual arrangements, typically based on the amount of storage capacity reserved for each customer.

In addition to third party customer revenue, SemCrude generates revenue from limited marketing activities. SemCrude’s U.S. marketing includes purchasing crude oil for its own account from producers and aggregators and selling crude oil to traders and/or refiners.

SemCrude manages marketing price risk by limiting its net open positions subject to outright price risk and basis risk resulting from grade, location or time differences. SemCrude does so by selling and purchasing like quantities of crude oil with purchase and sale transactions, or by entering into future delivery and purchase obligations with futures contracts or other derivative instruments at locations along its pipeline and Cushing storage systems, with the effect that many of these purchases and sales become “back-to-back” transactions (purchases and sales of crude oil are predominantly matched). SemCrude’s storage and transportation assets can also be used to mitigate location and time basis risk. In addition, when SemCrude engages in back-to-back purchases and sales, the sales and purchase prices are intended to lock in positive margins for SemCrude, e.g., the sales price is intended to exceed purchase costs and all other fixed and variable costs. All marketing activities are subject to our Comprehensive Risk Management Policy which establishes limits, both at SemCrude and SemGroup Corporation levels, to manage risk and mitigate financial exposure.

Market and Competitive Strengths

SemCrude’s pipelines are located in areas where they have the ability to move crude oil to Cushing. The Cushing Interchange is one of the largest crude oil marketing hubs in the U.S. and the designated point of delivery specified in all NYMEX crude oil futures contracts. As the NYMEX delivery point and a cash market hub, the Cushing Interchange serves as a significant source of refinery feedstock for PADD II refiners and plays an integral role in establishing and maintaining markets for many varieties of foreign and domestic crude oil. The White Cliffs Pipeline is the only direct route out of the DJ Basin in Colorado to Cushing. The Kansas/Oklahoma pipeline system allows Kansas producers and purchasers access to local refineries and Cushing.

SemStream

SemStream is engaged in the terminalling, storage, marketing and distribution of NGLs, primarily propane, and to a certain extent, butane and natural gasoline. SemStream owns assets that are located in some of the key areas of high propane demand in the U.S., with operations in over 40 states. SemStream’s operations include sales to retail, wholesale and commercial customers linked to purchases from suppliers, and encompass three primary focus areas: (i) wholesale marketing at both private and common carrier terminals; (ii) NGL supply to retail, petrochemical and commercial customers; and (iii) residential propane supply through SemStream’s wholly-owned subsidiary, SemStream Arizona Propane, L.L.C. (“SemStream Arizona”).

Assets and Operations

SemStream owns twelve NGL terminals and leases one NGL terminal. The terminals are located in Arizona, Arkansas, Indiana, Minnesota, Missouri, Montana, Washington and Wisconsin. These terminals have an aggregate throughput capacity of over 325 million gallons of propane and normal butane per year. We also market out of several other third party owned facilities in strategic locations throughout North America. In support of the terminal operations and marketing business, SemStream has access to approximately 4.4 million barrels of storage for NGL products, some owned and some held through lease arrangements; 15 miles of underground pipeline that connect various terminals to supply sources; and a rail fleet of approximately 350 leased and 12 owned railcars.

SemStream Arizona is engaged in retail sales and downstream distribution of propane. It includes a regulated underground utility business and a non-regulated propane bulk business, serving approximately 12,000 residential customers in Arizona. The regulated business serves approximately 10,000 customers through two regulated utilities operating underground vapor systems in and around Payson and Page, Arizona. The non-regulated operations include the retail distribution of bulk propane to approximately 2,000 customers in these same Arizona communities and in certain Utah/Arizona border communities. SemStream Arizona’s assets include over 200 miles of underground pipelines, propane storage and other equipment.

Revenue and Marketing

SemStream’s role in the NGL marketplace is to help our suppliers, typically refineries and gas processing plants, manage and market their constant production of NGLs in a seasonal demand market. Our focus for sales of product is connected to retail propane marketing companies, petrochemical plants, wholesalers and industrial customers by providing value in our network of transportation (rail/truck/pipeline), storage and truck and rail terminal assets. Additionally, the wholesale marketing business sells propane from owned terminals and conducts wholesale marketing on several common carrier pipelines serving customers in the Southeast, Northeast and the upper Midwest regions of the U.S. SemStream has exclusive product marketing agreements representing key suppliers from third party facilities, which include two refineries and a propane rail terminal connected to two gas plants.

The marketing business focuses on propane, but also includes the sale of normal butane, iso-butane and natural gasoline. Propane sales are typically seasonal in nature, with most sales occurring in the winter heating season. Although the other NGLs have some seasonality, they tend to be less seasonal than propane. We also generate revenue from private terminal operations by charging throughput fees on all products moving through our owned terminals. SemStream also works closely with SemGas to market the NGL streams associated with our Oklahoma and Texas gas plants.

Through our regulated utility in Arizona, we market propane directly to approximately 10,000 residential customers connected through a low pressure pipeline delivery system. Non-regulated operations in Arizona provide retail distribution to an additional 2,000 customers.

Market and Competitive Strengths

Although commodity prices could impact demand for SemStream’s services, the diversity of customers and assets allows SemStream flexibility to adjust its customer and product mix in response to changes in demand. Our assets generally have the capability to handle multiple NGL products. We operate in markets where propane serves more than 10% of the heating demand. In these markets, propane is a primary heating source and demand for our propane services is fairly stable. In addition to providing propane for heating needs, we provide propane and other NGLs to commercial, industrial and refining customers who use the products in a variety of applications from petrochemical feedstocks to refrigeration and fuel use in transportation.

NGL commodity prices tend to have some correlation to crude oil commodity prices and can experience the same volatility. While this price volatility can have an effect on SemStream, we typically structure marketing transactions index-to-index, with a negotiated differential to manage a portion of fee based margin and terminal throughput fees. SemStream’s other operations are fixed-fee arrangements in which SemStream receives a fee for marketing the NGL products for the producer. The fee is a fixed percentage of the sales price and the producer retains the commodity price risk.

SemStream manages marketing price risk by limiting its net open positions subject to outright price risk and basis risk resulting from grade, location or time differences. SemStream does so by selling and purchasing similar quantities of NGLs with purchase and sale transactions for current or future delivery, by entering into future delivery and purchase financial obligations with futures contracts or other derivative instruments, and employing its storage and transportation assets. SemStream may hedge its NGL commodity price exposure with derivatives on commodities other than NGLs due to the limited size of the market for NGL derivatives. In addition, physical transaction sale and purchase strategies are intended to lock in positive margins for SemStream, e.g., the sales price is sufficient to cover purchase costs, any other fixed and variable costs and SemStream’s profit. All marketing activities are subject to our Comprehensive Risk Management Policy which establishes limits, both at the SemStream and SemGroup Corporation levels, to manage risk and mitigate financial exposure.

SemLogistics

SemLogistics owns the largest independent petroleum products storage facility in the U.K. The main activities of SemLogistics are the receipt, storage and redelivery of clean petroleum products and crude oil at the Milford Haven site.

Assets and Operations

SemLogistics operates a tank storage business and offers build-bulk (importing small cargos, building volume and exporting larger cargos) and break-bulk (importing larger cargos and exporting smaller cargos) operations to its customers that transport products from the Middle East to Europe, the east coast of the U.S. and the west coast of Africa. The terminal is strategically located to access the U.K. market and to service numerous global markets.

SemLogistics’ storage facility includes approximately 8.7 million barrels of above ground storage tanks and has received approval from Pembrokeshire County Council to build nine new tanks with a total storage capacity of 1.5 million barrels. The design work for the nine new tanks is due to be completed during the third quarter 2011 and it is anticipated that construction of the first three tanks will commence during the first quarter 2012. The terminal has two deep water jetties, one of which can accommodate vessels of up to 165,000 dead weight tons. It also has access to Mainline Pipeline Limited (pipeline from Milford Haven to Manchester and Nottingham), which is owned by four major oil companies.

Over 40% of SemLogistics’ storage capacity is multi-product, providing customers with tank storage for clean petroleum products, including gasoline, gasoline blendstocks, jet fuel, gas oil and diesel. The remaining tankage is either dedicated to crude oil or dual-purpose tankage for at least two clean petroleum products (gasoline/jet fuel or gasoline/gas oil or jet fuel/gas oil). SemLogistics also provides related services, e.g., tank-to-tank transfers, mixing of gasoline blendstocks, and kerosene marking.

Revenue and Marketing

SemLogistics generates revenue from fixed-fee storage tank leasing and related services by making available to third parties all of the terminal’s available tank capacity for the storage of crude oil and refined products. Customers fall into three broad categories: trading, structural marketing storage and compulsory strategic storage. SemLogistics’ customers typically enter into contracts with terms of between six months and three years, with most of the existing customers having been in place for multiple season contract cycles.

Markets and Competitive Strength

SemLogistics’ ability to handle multiple products provides flexibility to change its operations in response to market conditions. Demand for independent storage terminals can be impacted by a wide range of influences such as the forward price curve, expanding oil production, security of supply concerns, European compulsory stock holding requirements, and mismatches in regional production and consumption of oil and liquid petroleum products. The last five years have seen a significant increase in demand for storage across Europe due to worldwide demand for clean products and crude oil, concerns over supply security, instability in several of the world’s largest crude oil producing countries, unprecedented fluctuations in energy commodities, and the U.K.’s structural shortage of jet fuel. SemLogistics has been resilient through these changing markets due to its flexibility and location, but can be affected in the short-term from very high crude oil prices, resulting in a backwardated clean products market.

SemLogistics’ terminal size (approximately 23% of the total independent storage in the U.K.) and its vessel handling capabilities make it unique compared with other terminals. In addition to being the only independent U.K. facility that serves the bulk trans-shipment sector, it is also the only facility capable of handling crude oil, with the only other comparable facility in the British Isles being a terminal in Ireland. However, the owner of this other facility, a major oil company, uses its terminal exclusively for proprietary storage and storage of Irish strategic stocks.

SemCAMS

We own and operate sour natural gas processing and gathering facilities in Alberta, Canada. The principal process performed at the processing plants is to “sweeten” sour natural gas by removing sulfur. Approximately two-thirds of the total natural gas throughput at our processing plants is sour gas. All of SemCAMS’ assets are located in West-Central Alberta, in the heart of the Western Canadian Sedimentary Basin, which accounts for approximately 80% of Canada’s sour natural gas production.

Assets and Operations

SemCAMS owns and operates varying working interests in (i) two sour natural gas processing plants known as the Kaybob South No. 3 plant (the “K3 Plant”), and the Kaybob Amalgamated plant (the “KA Plant”); (ii) two sweet gas plants known as the West Fox Creek plant and the West Whitecourt plant (the “WW Plant”), and (iii) a network of more than 600 miles of natural gas gathering and transportation pipelines. The sour gas plants are dually connected to two major long-haul natural gas pipelines that serve Canada and the U.S. The plants also have the ability to load product for transportation by truck and railcar.

Revenue and Marketing

SemCAMS generates revenue from the processing plants through volumetric fees for services under contractual arrangements with working interest owners and third party customers. SemCAMS does not have direct exposure to commodity prices. In addition, SemCAMS generates fee-based revenue from volume throughput on its pipelines. SemCAMS’ customers include producers of varying sizes.

SemCAMS also derives revenue as the operator of pipeline gathering systems that gather gas from multiple wells located in the same production unit and as the operator of pipeline transportation systems that deliver the gathered gas to each plant.

To support operations at our plants, several producers have committed to process all of their current and future natural gas production from lands owned by them, or their subsequent assignees, within a “dedicated area” comprised of approximately 180 townships located in and around our plants. The “dedicated area” covers approximately 27% of the volumes in the area surrounding our plants. This dedication continues until field depletion.

Market and Competitive Strengths

SemCAMS’ natural gas gathering and processing operations are located in an area that generates more than 95% of Canada’s total natural gas production and approximately 80% of Canada’s total sour gas production. Natural gas is used for a variety of purposes in Canada including heating, electricity production and other industrial processes.

SemMexico

SemMexico provides a variety of liquid asphalt cement products and product application services to the Mexican market. SemMexico purchases, produces, stores and distributes asphalt products throughout Mexico. SemMexico’s primary supplier of asphalt is Pemex, of which SemMexico is the largest asphalt distributer in Mexico. SemMexico, in addition to direct asphalt cement sales, further processes asphalt materials in combination with other raw materials to produce value-added products. These products, such as polymer modified asphalts and asphalt emulsions, are then sold to road contractors and government agencies.

Assets and Operations

SemMexico currently operates an in-country network of 11 asphalt cement terminals and modification facilities (ten owned, one leased), two emulsion distribution terminals and one portable rail unloading facility to import asphalt from the U.S. SemMexico’s national technical center and headquarters are located in the city of Puebla, Mexico.

Revenue and Marketing

SemMexico generates revenues through the sale of asphalt product to customers. In general, SemMexico’s sales and purchases of asphalt cement are matched; SemMexico procures product on an as-needed basis, thereby limiting exposure to price movements of inventory. SemMexico’s focus is to maintain its reputation as a quality supplier of asphalt products by consistently producing high quality products and introducing technologically advanced products and solutions to Mexico’s asphalt market, while simultaneously increasing production capacity and product distribution availability.

Market and Competitive Strengths

SemMexico is a leader in asphalt pavement technologies and capabilities. It is the only liquid asphalt cement company with a national footprint in Mexico. These factors have resulted in a long-term supply relationship with Pemex and continuous business transactions with its customers. SemMexico is exposed to market risk, such as the sustainability of road construction and maintenance funds from the Mexican government. However, we believe that SemMexico’s significant market position, reputation, technology and long-term relationships with suppliers and customers are strategic strengths that will benefit SemMexico if funding or demand were to increase.

SemGas

SemGas provides natural gas gathering and processing services. It has gathering and processing plants and assets in Kansas, Oklahoma and Texas. SemGas aggregates gas supplies from the wellhead and provides various services to producers that condition the wellhead gas production for downstream markets.

Assets and Operations

SemGas currently owns and operates over 800 miles of gathering pipelines in Kansas, Oklahoma and Texas. SemGas has one processing plant located in Sherman, Texas, with a processing capacity of 23 million cubic feet per day and over 400 miles of low pressure gathering lines. SemGas also has two plants in Northern Oklahoma

(Nash and Hopeton) located roughly 20 miles apart, with a combined processing capacity of approximately 30 million cubic feet per day. This area, also called the Mississippi Zone, has emerged into a key oil resource play with associated gas. There are approximately 690,000 acres dedicated to SemGas, from several area producers, with about 60,000 acres in the core of the emerging Mississippian play.

Additionally, SemGas owns a Eufaula gathering system which gathers, dehydrates and compresses gas in eastern Oklahoma, and a gathering system and gas treating plant in Kansas.

Revenue and Marketing

SemGas generates revenue from a portfolio of contracts. Initial contract terms can range from two years to the life of the reserves and, upon expiration, continue to renew on a month-to-month or year-to-year evergreen basis. The majority of the contracts provide upside potential by providing SemGas participation in commodity price and processing margin upswings through percent-of-proceeds and percent-of-index contracts. On these contracts, SemGas is generally responsible for marketing the gas and NGLs for both its and the producers’ share of the products. Percent-of-proceeds contracts are based on SemGas paying the producers a percentage of the sale proceeds from the products and percent-of-index contracts are based on SemGas paying the producers a percentage of the sale proceeds based on an index price. SemGas also has fee-based contracts for processing and gathering services. SemGas’ customers include producers, operators, marketers and traders.

Market and Competitive Strengths

SemGas’ gathering and processing volumes can be impacted by market demand for the products it handles. Gathering and processing activities are also reliant on continued drilling and production activity by producers in our areas of operation. While price increases in natural gas might lead to increased drilling and supply, price increases can also adversely affect demand.

We face competition in acquiring new natural gas supplies. The natural gas gathering and processing industry is generally characterized by regional competition, based on the proximity of gathering systems and processing plants to natural gas producing wells. SemGas’ gathering and processing assets tend to have relatively long-term contracts and, in some instances, are the only assets that can provide the offered services to the customers.

SemGas generally sells all natural gas and NGLs it obtains under its percentage-of-proceeds and percentage-of-index contracts immediately in the spot market and, therefore, has little commodity price risk with respect to inventory or other physical commodity positions. SemGas’ percentage-of-proceeds and percentage-of-index processing contracts intrinsically have commodity price risk since SemGas’ fees, with respect to these contracts, vary with the level of natural gas and commodity prices. SemGas may elect to use financial derivatives to hedge this risk. SemGas is limited in the amount, and in the time period, for which it may hedge its commodity price risk associated with its contracts pursuant to our Comprehensive Risk Management Policy. More generally, all of our marketing and hedging activities are subject to our Comprehensive Risk Management Policy which establishes a set of limits, both at the SemGas and the SemGroup Corporation levels, to manage risk and mitigate financial exposure.

Risk Governance and Comprehensive Risk Management Policy

We expect to generate the majority of our earnings from owning and operating strategic assets while endeavoring to prudently manage all risks, including commodity price risk, associated with the ownership and operations of our assets. We have a Comprehensive Risk Management Policy that reflects an enterprise-wide approach to risk management and considers both financial and non-financial risks.

Our Board of Directors is responsible for oversight of our enterprise-wide risk and has approved our Comprehensive Risk Management Policy. The Comprehensive Risk Management Policy is designed to ensure we: identify and communicate our risk appetite and risk tolerances; establish an organizational structure that prudently separates responsibilities for executing, valuing and reporting our business activities; value (where appropriate), report and manage all material business risks in a timely and accurate manner; effectively delegate authority for committing our resources; foster the efficient use of capital and collateral; and minimize the risk of a material adverse event. The Audit Committee of our Board of Directors has oversight responsibilities for the implementation of, and compliance with, our Comprehensive Risk Management Policy.

Our Risk Management Committee, comprised of corporate and business segment officers, oversees the financial and non-financial risks associated with all activities governed by our Comprehensive Risk Management Policy including: asset operations; marketing and trading; investments, divestitures, and other capital expenditures and dispositions; credit risk management; and other strategic activities. We also have a Risk Management Group that is assigned responsibility for independently monitoring compliance with, reporting on, and enforcing the provisions of our Comprehensive Risk Management Policy.

With respect to our commodity marketing activities, our Comprehensive Risk Management Policy provides a set of limits for specified activities related to the purchase and sale of physical commodities, the purchase and sale of derivatives and capital transactions involving market and credit risk. With respect to market risk activities involving commodity price risk at SemCrude, SemGas and SemStream, our Comprehensive Risk Management Policy provides a set of limits that considers our commodity and owned and leased asset positions for each of these segments individually, in addition to limits applicable on a consolidated basis. Our Comprehensive Risk Management Policy also specifies the types of transactions that may be executed by incumbents of named positions without specific approval of our Board of Directors or our Risk Management Committee. It also restricts proprietary trading activities within limits significantly more restrictive than the corporate market risk management limits.

Competition

We face intense competition in each of our operations. Our competitors include other midstream companies, major integrated oil companies and their marketing affiliates, crude oil pipeline companies and independent gatherers, brokers and marketers of petroleum products of widely varying sizes, financial resources and experience. Some of these competitors have capital resources many times greater than ours and control greater supplies of crude oil and petroleum products. Competition for customers of petroleum products is based primarily on price, access to supply, access to logistics assets, distribution capabilities, the ability to meet regulatory requirements, and maintenance of quality of service and customer relationships.

Operational Hazards and Insurance

Pipelines, terminals, storage tanks, processing plants or other facilities may experience damage as a result of an accident, natural disaster or deliberate act. These hazards can also cause personal injury and loss of life, severe damage to, and destruction of, property and equipment, pollution or environmental damage and suspension of operations. Through the services of a major national insurance broker, we have maintained insurance of various types and varying levels of coverage similar to that maintained by other companies in the industry and which we consider adequate, under the circumstances, to cover our operations and properties, including coverage for natural catastrophes, pollution related events and acts of terrorism and sabotage. The limit of operational insurance maintained covering loss of, or damage to, property and products is $300 million per loss. The limits for business interruption loss vary by insured location with insured values totaling $424.4 million. For claims arising under general liability, automobile liability and excess liability, the limits maintained total $300 million per occurrence/claim. Primary and excess liability insurance limits maintained for pollution liability claims vary by location for claims arising from gradual pollution with limits ranging from $10 million to $20 million per claim and $20 million to $40 million in the aggregate. The combined primary and excess liability insurance limits for claims arising from sudden and accidental pollution total $245 million per claim and in the aggregate. This insurance does not cover every potential risk associated with the operating pipelines, terminals and other facilities. We have a favorable claims history enabling us to self-insure the “working layer” of loss activity utilizing deductibles and self-insured retentions commensurate with our financial abilities and in line with industry standards, in order to create a more efficient and cost effective program and a consistent risk profile. The working layer consists of high frequency/low severity losses that are best retained and managed in-house. Sizeable or difficult self-insured claims or losses may be handled by professional adjusting firms hired by us. We will continue to monitor the appropriateness of our deductibles and retentions as they relate to the overall cost and scope of our risk and insurance program.

Regulation

General

Our operations are subject to extensive regulation. The following discussion of certain laws and regulations affecting our operations should not be relied on as an exhaustive review of all regulatory considerations affecting us, due to the myriad of complex federal, state, provincial, foreign and local regulations that may affect our business.

Regulation of U.S. Pipeline and Storage Operations

Interstate Storage and Transportation

White Cliffs Pipeline is subject to regulation by the Federal Energy Regulatory Commission (“FERC”) because the rates charged to shippers on the pipeline system are required to be filed with, and accepted by, FERC. Under the Interstate Commerce Act (the “ICA”), FERC has authority to regulate companies that provide interstate petroleum based products pipeline transportation services, including pipeline operational transportation related storage services. FERC’s authority to regulate those interstate services includes the rates charged for services, terms and conditions of service, maintenance of accounts and records and various related ancillary matters. Regulated companies may not charge rates that have been determined not to be “just and reasonable” by FERC. The rates, terms and conditions for our service are found in FERC-approved tariffs. Pursuant to FERC’s jurisdiction over rates, existing rates may be challenged by complaint and proposed rate increases and proposed changes in terms and conditions of service may be challenged by protest. In addition, FERC prohibits petroleum and NGL based products transportation from unduly preferring, or unreasonably discriminating against, any person with respect to pipeline rates or terms and conditions of service.

Gathering and Intrastate Pipeline Regulation

The ICA, the Natural Gas Act (the “NGA”) and the Natural Gas Policy Act of 1978 do not apply to intrastate petroleum and natural gas based products facilities and activities, i.e., those that are not used or usable in the conduct of interstate commerce. FERC has ruled that intrastate petroleum and natural gas gathering systems are exempt from regulation by the Commission. We own a number of natural gas pipelines that we believe operate wholly intrastate and are, therefore, exempt from FERC regulation. We also own a number of intrastate crude oil gathering systems that are subject to state and local, but not federal regulation. These gathering systems are currently operated as proprietary systems and may be subject to regulation by FERC in the future.

In the states in which we operate, regulation of intrastate natural gas and crude oil gathering facilities and intrastate crude oil pipeline service generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements and complaint-based rate regulation. For example, our natural gas gathering facilities are, in some cases, subject to state ratable take and common purchaser statutes. Ratable take statutes generally require gatherers to take, without undue discrimination, natural gas production that may be tendered to the gatherer for handling. Common purchaser statutes generally require gatherers to purchase without undue discrimination as to source of supply or producer. These statutes are designed to prohibit discrimination in favor of one producer over another producer or one source of supply over another source of supply. These statutes have the effect of restricting our right, as an owner of gathering facilities, to decide with whom we contract to purchase or transport natural gas.

Department of Transportation

All crude oil and liquefied petroleum gases interstate pipelines, and certain intrastate crude oil and liquefied petroleum gases pipelines and storage facilities, are subject to regulation by the Department of Transportation (the “DOT”) with respect to the design, construction, operation and maintenance of the pipeline systems and storage facilities. The DOT routinely conducts audits of the regulated assets and we must make certain records and reports available to the DOT for review as required by the Secretary of Transportation. In some states, the DOT has given a state agency authority to assume all or part of the regulatory and enforcement responsibility over the intrastate assets.

Regulation of NGL Terminals, Distribution and Utility Operations

Most of SemStream’s terminal operations, and its Arizona non-regulated and regulated propane distribution operations, are subject to the code set forth in the National Fire Protection Association Standard #58 (“NFPA 58”), Standard for the Storage and Handling of Liquefied Petroleum Gases. All of the states in which SemStream has operations have adopted some form of NFPA 58, and state agencies routinely conduct physical audits to insure compliance with such regulations.

SemStream Arizona’s utility operations are subject to regulation by the Arizona Corporation Commission (“ACC”). The ACC regulates the sale price of propane gas to customers connected to our underground propane gas systems in Payson and Page, Arizona. The ACC also conducts annual inspections of the Payson and Page utility underground pipeline systems under authority delegated to it from the DOT.

Trucking Regulation

We operate a fleet of trucks to transport crude oil. We are licensed to perform both intrastate and interstate motor carrier services and are subject to certain safety regulations issued by the DOT. DOT regulations cover, among other things, driver operations, maintaining log books, truck manifest preparations, the placement of safety placards on the trucks and trailer vehicles, drug and alcohol testing, safety of operation and equipment and many other aspects of truck operations. We are also subject to Occupational Safety and Health Administration regulations with respect to our trucking operations.

Cross-Border Regulation

We are subject to regulatory matters specific to border crossing, which include export licenses, tariffs, customs and tax issues and toxic substance certifications. Regulations include the Short Supply Controls of the Export Administration Act, the North American Free Trade Agreement, National Energy Board Reporting and Certification and the Toxic Substances Control Act. Violations of license, tariff and tax reporting requirements under these regulations could result in the imposition of significant administrative, civil and criminal penalties. Furthermore, the failure to materially comply with applicable tax requirements could lead to the imposition of additional taxes, interest and penalties.

Regulation of Canadian Gathering, Processing, Transportation and Marketing Businesses

National Energy Board (“NEB”)

Our Canadian assets are not currently regulated by the NEB. The importation and exportation of natural gas and crude oil to and from Canada, however, are regulated by the NEB. The Government of Alberta tracks volumes exported from Alberta and, although it has not previously done so, reserves the right to limit the volume of natural gas that may be removed from Alberta in the event of domestic supply constraint.

Energy Resources Conservation Board (“ERCB”)

The ERCB’s purpose is to ensure that the discovery, development and delivery of Alberta’s resources take place in an orderly and efficient manner and in the public interest.

Among other matters, the ERCB has the authority to regulate the exploration, production, gathering, processing, transmission and distribution of natural gas within the province. With respect to natural gas gathering and processing activities, the ERCB’s primary role is to serve as a licensing authority for the construction and operation of the facilities used in those activities.

While the ERCB has jurisdiction to regulate the rates and fees charged for services provided by these types of facilities using a public complaint process, this authority is discretionary and historically has not commonly been exercised. Generally, the complaint-based method of regulation has meant that parties have had the opportunity to use alternative means to resolve disputes without resorting to the ERCB.

Sulphur Recovery Standards

In 2001, the ERCB set more stringent sulphur recovery standards for older sour gas processing plants, as set out in ID 2001-3. This interim directive directed older, “grandfathered” plants to either gradually increase their sulphur recovery to current standards or accept a reduction in their licensed capacity.

The K3 Plant and the KA Plant are capable of meeting “de-grandfathered” recovery requirements. The K3 Plant was “de-grandfathered” in 2006 after installation of a new Super Claus Sulphur recovery process. The KA Plant can be “de-grandfathered” via simple administrative application.

Other Provincial Regulatory Agencies

The Alberta Boilers Safety Association (“ABSA”) is the regulatory agency in Alberta of pressure systems with a mandate to ensure that pressure equipment is constructed and operated in a manner that protects public safety. SemCAMS maintains an approved program to meet all requirements.

Regulation of U.K. Operations

In the U.K., the Department of Energy and Climate Change’s Energy Resources Development Unit is responsible for the regulation of a number of relevant areas, including licensing, fiscal policy, national oil stocks policy (including their compulsory oil stocking obligations as a member of the European Union and International Energy Agency), policy on oil disposal, offshore environmental policy, oil sharing arrangements and decommissioning. Other regulatory bodies include the Health and Safety Executive, which regulates health and safety in the upstream and downstream oil industry (among others) and the Hazardous Installations Directorate, which is responsible for inspection and enforcement of health and safety regulation with respect to the downstream oil industry (among others). There is no regulator dedicated specifically to the oil industry. The activities of SemLogistics may also be regulated as a result of the European Union’s participation in the International Carriage of Dangerous Goods by Road and Rail agreements, as well as the International Maritime Dangerous Goods Code, which governs the safe transport of dangerous goods (including oil) by sea and, in due course, by the Marine Management Organization when it comes into being pursuant to the Marine and Coastal Access Bill.

The Department for Environment Food and Rural Affairs is responsible for setting legislation, policy, regulations and guidance for a number of environmental issues. There are also several European and international laws and policies that apply. SemLogistics’ activities are regulated by the Environment Agency Wales (“EAW”). EAW also oversees spills and their cleanup, as well as new construction of tanks, bunds (spill prevention berms in the U.S.) and other improvements, and whose regulations require us to maintain a Pollution Prevention and Control permit.

At a local level, SemLogistics’ storage facility falls within the jurisdiction of the Milford Haven Port Authority (the “MHPA”). Under the Milford Haven Port Authority Act 2002, the MHPA has the power to publish directions for the purpose of promoting or securing conditions conducive to the ease, convenience or safety of navigation in Milford Haven and the approaches to it. MHPA is currently consulting on the Milford Haven Port Authority General Directions (2006). MHPA also has powers and obligations under various regulations, including, among others, the Dangerous Substances in Harbour Areas Regulations 1987 and the Harbour Docks and Piers Clauses Act 1847, as well as responsibility for the enforcement of the Port Marine Safety Code.

Regulation of Mexican Operations

SemMexico is primarily engaged in the purchasing, production, modification, storage and distribution of liquid asphalt cement products throughout Mexico. These activities are subject to compliance with environmental laws and regulations under Mexican technical “Official Standards” and other provisions that establish minimum technical requirements. Companies are required to obtain, from the corresponding federal, local and/or municipal authorities, the relevant permits and authorizations to construct and operate asphalt modification plants and carry out the activities described above.

Mexico’s Ministry of Communications and Transportation has published several construction standards establishing the specifications required for asphalt surfaces in connection with infrastructure projects, as well as certain manuals identifying the procedures for verifying compliance therewith.

Asphalt treatment, storage and distribution activities are considered hazardous under applicable environmental laws and regulations and are subject to the scrutiny of the Ministry of the Environment and Natural Resources, which is the governmental agency in charge of granting the authorization for the handling, transportation, treatment, storage, importation, exportation and final disposal of asphalt, among others. These authorizations are essential for SemMexico to be able to perform its activities in Mexico.

Coupled with the authorizations and permits that may be granted by the Ministry of the Environment and Natural Resources, asphalt transportation activities within Mexico are subject to having obtained a number of other federal and local permits, including federal licenses for the operators of transportation units mobilizing SemMexico’s liquid asphalt cement products.

Environmental, Health and Safety Regulation

General

Our operations, including Canadian, U.K. and Mexican operations, are subject to varying degrees of stringent and complex laws and regulations by multiple levels of government relating to the production, transportation, storage, processing, release and disposal of petroleum and natural gas based products and other materials or otherwise relating to protection of the environment. As with the industry generally, compliance with current and anticipated environmental laws and regulations increases our overall costs of business, including our capital costs to construct, maintain and upgrade pipelines, equipment and facilities. The failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of removal or remedial obligations and the issuance of injunctions limiting or prohibiting our activities.

The clear trend in environmental regulation, particularly with respect to petroleum product facilities, is the placement of more restrictions and limitations on activities that may affect the environment and, thus, any changes in environmental laws and regulations or re-interpretations of enforcement policies that result in costly waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on our operations and financial condition. We may be unable to pass on such increased costs to our customers. Moreover, accidental releases, leaks or spills may occur in the course of our operations and we may incur significant costs and liabilities as a result, including those related to claims for damage to property, natural resources or persons. While we believe that we are in substantial compliance with existing applicable environmental laws and regulations and that continued compliance with existing requirements would not have a material adverse effect on us, there is no assurance that the current conditions will continue in the future.

The following is a summary of the more significant current environmental, health and safety laws and regulations to which our operations are subject.

Water Discharges

Our operations can result in the discharge of pollutants, including oil. The Oil Pollution Act (“OPA”) was enacted in 1990 and amends provisions of the Federal Water Pollution Control Act of 1972, as amended, the Clean Water Act, as amended, and other statutes as they pertain to prevention of, and response to, oil spills. The OPA, the Clean Water Act and analogous state, provincial and local laws, subject owners of facilities to strict, joint and potentially unlimited liability for containment and removal costs, natural resource damages and certain other consequences of an oil spill, where such spill is into navigable waters, along shorelines or in the exclusive economic zone of the U.S. In the event of an oil spill from one of our facilities into navigable waters, substantial liabilities could be imposed. Spill prevention, control and countermeasure requirements of these laws require appropriate containment berms or dikes and other containment structures at storage facilities to prevent contamination of soils, surface waters and groundwater in the event of an oil overflow, rupture or leak.

The federal Clean Water Act and analogous state and local laws impose restrictions and strict controls regarding the discharge of pollutants into waters of the U.S. and state waters including groundwater in many jurisdictions. Permits must be obtained to discharge pollutants into these waters. The Clean Water Act and analogous state and local laws provide significant penalties for unauthorized discharges and can impose liability for responding to and cleaning up spills. In addition, the Clean Water Act and analogous state and local laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. These permits may require us to monitor and sample the storm water runoff from certain of our facilities.

Similar measures are in place in Canada at both a federal and provincial level.

In addition, national, local and European Union regulations and directives in the U.K., and federal, state and local laws in Mexico, impose similar, but not necessarily always as stringent and detailed, requirements as in the U.S. concerning water resources and the protection of water quality, including those that regulate the discharge of pollutants and other harmful substances into water, require permits, impose clean-up obligations for spills and releases and impose fines and penalties for non-compliance. However, these countries continue to implement stricter requirements that approach the requirements in the U.S.

Air Emissions

Our operations are subject to the federal Clean Air Act, as amended, and comparable state and local laws, as well as the federal, provincial and local Canadian, U.K., European Union and Mexican laws applicable to our Canadian, U.K. and Mexican operations, although not necessarily always as stringent as found in the U.S., at least not presently. These laws and regulations regulate emissions of air pollutants from various sources, including certain of our plants, compression stations and other facilities, and impose various monitoring and reporting requirements. Pursuant to these laws and regulations, we may be required to obtain environmental agency pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and comply with the terms of air permits containing various emissions and operational limitations and utilize specific emission control technologies to limit emissions. We may be required to incur certain capital expenditures in the future for air pollution control equipment and leak detection and monitoring systems in connection with obtaining or maintaining operating permits and approvals for air emissions. There are significant potential monetary fines for violating air emission standards and permit provisions.

SemCAMS conducts on-going air, soil and ground water monitoring in accordance with license requirements. SemCAMS is required to annually report all specified emissions from its major facilities to a publically accessible National Pollutant Release Inventory database.

Sour Gas

SemCAMS operates facilities which process and transport sour gas (gas containing hydrogen sulfide, generally at concentrations of 10 parts per million or more). Due to the highly toxic and corrosive nature of sour gas, sour gas handling is regulated in Canada, at both the provincial and federal level, from the wellhead to the point of disposal of the sulfur content removed from processing the sour gas. Environmental legislation can also affect the operations of facilities and limit the extent to which facility expansion is permitted. Proposed facilities are facing increased resistance from community groups which is, in turn, increasing demand for alternate sources of sweetening. In addition, legislation requires that facility sites be abandoned and reclaimed to the satisfaction of provincial authorities and local landowners. A breach of such legislation may result in the imposition of fines and the issuance of clean-up orders.

To protect the public, pipelines transporting sour gas are required to be equipped with monitoring stations and valves that automatically shut down the flow of the pipeline in response to sudden changes in pressure or detection of sour gas in the atmosphere. SemCAMS’ sour gas pipelines are monitored 24 hours per day from a centralized pipeline control center and can be shut down by the attending operators. The distance between automatic pipeline valves is determined, based on regulated sour gas dispersion modeling, to meet approved emergency protection zone size and public exposure requirements. The integrity of the sour gas pipelines is maintained through the injection of corrosion inhibition chemicals on an on-going basis. SemCAMS’ sour gas pipelines are inspected on a regular basis to ensure the integrity of the pipelines and associated facilities.

SemCAMS’ sour gas plants have continuous sour gas detection equipment, as well as other safety systems which can automatically shut down and depressure the full plant to a controlled flare system. The plants are attended 24 hours per day and can also be shut down by attending operators.

At SemCAMS’ sour gas processing plants, sulfur recovery and air quality are constantly monitored to ensure required sulfur recovery and emission standards are met. Existing regulations require a sliding range of recovery depending on throughput. SemCAMS’ required sulfur recovery ranges vary from 98.3% to 98.8%; operational history has shown actual recovery above license requirements at 98.7% to 99.2%. Residual sulfur that cannot be removed by processing is incinerated to meet a minimum stack top temperature based on a regulator approved dispersion model.

Climate Change

In response to concerns suggesting that emissions of certain gases, commonly referred to as greenhouse gases (“GHGs”) (including carbon dioxide (“CO2”) and methane), are contributing to the warming of the Earth’s atmosphere and other climatic changes, the United States Congress has been considering legislation to reduce such emissions. In addition, more than one-third of the states, either individually or through multi-state regional initiatives, have already begun implementing legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or GHG cap and trade programs. As an alternative to cap and trade programs, Congress may consider the implementation of a carbon tax program. The cap and trade programs could require major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries or NGL fractionation plants, to acquire and surrender emission allowances. Depending on the particular program and scope thereof, we could be required to purchase and surrender allowances for GHG emissions resulting from our operations. Depending on the design and implementation of carbon tax programs, our operations could face additional taxes and higher cost of doing business. Although we would not be impacted to a greater degree than other similarly situated midstream energy service providers, a stringent GHG control program could have an adverse effect on our cost of doing business and could reduce demand for the natural gas and NGLs we gather and process.

On December 15, 2009, the U.S. Environmental Protection Agency (the “EPA”), issued a notice of its final finding and determination that emissions of CO2, methane, and other GHGs present an endangerment to public health and the environment because emissions of such gases contribute to warming of the earth’s atmosphere and other climatic changes. This final finding and determination allows the EPA to begin regulating GHG emissions under existing provisions of the Clean Air Act. Consequently, the EPA has proposed regulations that would require a reduction in emissions of GHGs from motor vehicles and could trigger permit review for GHG emissions from certain stationary sources. In addition, the EPA issued a final rule, effective in December 2009, requiring the reporting of GHG emissions from specified large GHG emission sources in the U.S., beginning in 2011 for emissions occurring in 2010 (EPA’s Greenhouse Gas Reporting Program (“GHGRP”)). In March 2010, the EPA proposed revisions to these reporting requirements to apply to all oil and gas production, transmission, processing and other facilities exceeding certain emission thresholds. In December 2010, the EPA issued three concurrent actions related to its GHGRP which require the collection of certain additional business related data, and therefore, it is deferring the reporting of certain information.

In March 2011, the U.S. House of Representatives Energy and Power Subcommittee passed the Energy Tax Prevention Act of 2011 (H.R. 910), which would prevent EPA from regulating greenhouse gases for the purpose of addressing climate change. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such new federal, state or regional restrictions on emissions of CO2 that may be imposed in areas in which we conduct business could also have an adverse affect on our cost of doing business and demand for the petroleum products we gather, process, transport, store, distribute and market.

SemCAMS has been required to file provincial GHG emissions reports annually since 2003 for its three large gas plants. GHG baselines were set based on 2003 through 2005 data. Alberta facilities that emit more than 100,000 tonnes of GHG per year have to reduce emissions intensity by 12 percent. Companies can meet this obligation through improvements to their operations, by purchasing Alberta-based credits, by contributing to the Climate Change and Emissions Management Fund or any combination thereof. Beginning with the last half of the 2007 reporting year, penalties (U.S. $15 per tonne) are paid to the provincial government when the GHG intensity (GHG emissions per unit of production) are greater than 88% of the intensity established in the baseline data. All GHG costs paid by SemCAMS are recovered by allocation to the producers based on fuel gas use and CO2 composition in the inlet gas. Failure to comply with the regulation will result in a fine of $200 for every tonne of CO2 by which the total release of specified gases exceeds the net emissions intensity limit for the facility. Legislation to further lower the current reporting limit is pending which, if enacted, would require additional SemCAMS facilities to file provincial GHG emissions reports annually.

Hazardous Substances and Wastes

The environmental laws and regulations affecting our operations relate to the release of hazardous substances or solid wastes into soils, groundwater and surface water, and include measures to prevent and control pollution. These laws and regulations generally regulate the generation, storage, treatment, transportation and disposal of solid and hazardous wastes, and may require investigatory and corrective actions at facilities where such waste may have been released or disposed. For instance, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “Superfund” law, and comparable state laws, impose liability without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to a release of “hazardous substance” into the environment. Potentially responsible persons can include the current owner or operator of the site where a release previously occurred and companies that disposed, or arranged for the disposal, of the hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the potentially responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other wastes released into the environment. Although “petroleum,” as well as natural gas and NGLs, have been for the most part excluded from CERCLA’s definition of a “hazardous substance,” in the course of ordinary operations, we may generate wastes that may fall within the definition of a “hazardous substance.” In addition, there are other laws and regulations that can create liability for releases of petroleum, natural gas or NGLs. Moreover, we may be responsible under CERCLA or other laws for all or part of the costs required to clean up sites at which such wastes have been disposed. We have received notification that we are one of four companies that may be potentially responsible for any cleanup costs required under the State of Washington’s CERCLA equivalent statute with respect to a site in Spokane, Washington as result of the our having leased the site after the contamination occurred. No clean-up has yet been ordered. Our position is that, as a result of our emergence from the Bankruptcy, any potential claims against us for regulatory agency oversight costs were converted to administrative priority claims and any potential claims against us for investigation and clean-up costs were converted to unsecured claims (as they relate to other potentially responsible persons) and to administrative priority claims (as they relate to any regulatory agency).

We also generate, and may in the future generate, both hazardous and nonhazardous solid wastes that are subject to requirements of the federal Resource Conservation and Recovery Act (“RCRA”) and/or comparable state laws. We are not currently required to comply with a substantial portion of the RCRA requirements because our operations generate minimal quantities of hazardous wastes as currently defined under RCRA. From time to time, the EPA and state regulatory agencies have considered the adoption of stricter disposal standards for nonhazardous wastes, including crude oil and natural gas wastes. Moreover, it is possible that some wastes generated by us that are currently classified as nonhazardous may in the future be designated as “hazardous wastes,” resulting in the wastes being subject to more rigorous and costly management and disposal requirements. Changes in applicable laws or regulations may result in an increase in our capital expenditures, facility operating expenses or otherwise impose limits or restrictions on our operations.

National, provincial and local laws of Canada, Mexico, the U.K. and the European Union that are applicable to our operations also regulate the release of hazardous substances or solid wastes into soils, groundwater and surface water, and include measures to prevent and control pollution as well as the handling of hazardous waste. Some of the requirements are similar to those found under CERCLA and RCRA and some are not yet as stringent, but are becoming more so as the focus on these issues increases.

We currently own or lease, and have in the past owned or leased, and in the future we may own or lease, properties that have been used over the years for petroleum product operations. Solid waste disposal practices within the oil and natural gas and related industries have improved over the years with the passage and implementation of various environmental laws and regulations. Nevertheless, some petroleum products and other solid wastes have been disposed of on, or under, various properties owned or leased by us during the operating history of those facilities. In addition, a number of these properties may have been operated by third parties over whom we had no control as to such entities’ handling of petroleum products or other wastes and the manner in which such substances may have been disposed of or released. These properties and wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed wastes or property contamination, including groundwater contamination, or to take action to prevent future contamination. In some instances, any such requirements may have been dealt with in the Bankruptcy proceeding.

Employee Safety

We are subject to the requirements of the Occupational Safety and Health Act (“OSHA”), as well as to comparable national, state, provincial and local, Canadian, Mexican, U.K. and European Union laws that are applicable to our Canadian, Mexican and U.K. operations, the purposes of which are to protect the health and safety of workers. In addition, the OSHA hazard communication standard and comparable state, Canadian federal and provincial statutes require us to organize and disclose information concerning hazardous materials used, produced or transported in our operations. Some of our facilities are subject to the OSHA Process Safety Management regulations that are designated to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals.

SemCAMS facilities are also subject to regulation by ABSA. SemCAMS maintains its own compliance program, audited by ABSA, which addresses integrity, inspection and process safety management elements as required by legislation.

Hazardous Materials Transportation Requirements

The DOT regulations affecting pipeline safety require pipeline operators to implement measures designed to reduce the environmental impact of oil discharge from onshore oil pipelines. These regulations require operators to maintain comprehensive spill response plans, including extensive spill response training for pipeline personnel. In addition, the DOT regulations contain detailed specifications for pipeline operation and maintenance.

Similar requirements are in effect in Canada.

Anti-Terrorism Measures

The federal Department of Homeland Security Appropriations Act of 2007 requires the Department of Homeland Security (“DHS”), to issue regulations establishing risk-based performance standards for the security of chemical and industrial facilities, including oil and gas facilities that are deemed to present “high levels of security risk.” The DHS issued an interim final rule in April 2007 regarding risk-based performance standards to be attained pursuant to this act and, on November 20, 2007, further issued an Appendix A to the interim rules that establish chemicals of interest and their respective threshold quantities that will trigger compliance with the interim rules. To the extent our facilities are subject to existing or new rules, it is possible that the costs to comply with such rules could be substantial.

Title to Properties

Substantially all of our pipelines are constructed on rights-of-way granted by the record owners of the property. Lands over which pipeline rights-of-way have been obtained may be subject to prior liens that have not been subordinated to the right-of-way grants. We have obtained, where necessary, easement agreements from public authorities and railroad companies to cross over or under, or to lay facilities in or along, watercourses, county roads, municipal streets, railroad properties and state highways, as applicable. In some cases, property on which our pipeline was built was purchased in fee. Our processing plants and terminals are on real property owned or leased by us.

We believe that we have satisfactory title to all of the assets we own. Although title to such properties is subject to encumbrances in certain cases, such as customary interests generally retained in connection with acquisition of real property, liens related to environmental liabilities associated with historical operations, liens for current taxes and other burdens and minor easements, restrictions and other encumbrances to which the underlying properties were subject at the time of acquisition by us, we believe that none of these burdens will materially detract from the value of such properties or from our interest therein or will materially interfere with their use in the operation of our business.

Office Facilities

In addition to our gathering, storage, terminalling and processing facilities discussed above, we maintain corporate office headquarters located in Tulsa, Oklahoma. All of the U.S. business segments utilize Tulsa as their center of operations, except for SemCrude, whose primary operations are located in Oklahoma City. Foreign business segments utilize their centers of operations, which are Calgary, Alberta for SemCAMS; Puebla, Mexico for SemMexico; and Milford Haven, Wales for SemLogistics. Many of our business segments also have satellite offices located throughout North America. The current lease for our Tulsa headquarters expires in May 2019, and the other office leases have varying expiration dates. While we may require additional office space as our business expands, we believe that our existing facilities are adequate to meet our needs for the immediate future, and that additional facilities will be available on commercially reasonable terms as needed.

Employees

As of December 31, 2010, we had approximately 800 employees, including approximately 550 employees outside the U.S. in Canada, Mexico and the U.K. Approximately 120 of our employees in Canada and Mexico are represented by labor unions and subject to collective bargaining agreements governing their employment with us. Of that number, approximately 50 employees have collective bargaining agreements that will expire in 2011. We have never had a labor related work stoppage and believe our employee relations are good.

Item 1A.	Risk Factors

Risks Related to Our Business

Our business faces many risks. We believe the risks described below identify the material risks we face. However, the risks described below may not be the only risks we face. Additional unknown risks or risks that we currently consider immaterial may also impair our business operations. If any of the events or circumstances described below actually occurs, our business, financial condition or results of operations could suffer, and the trading price of our shares of Class A Common Stock and warrants could decline significantly. Investors should consider the specific risk factors discussed below, together with other information contained in this report on Form 10-K and the other documents that we will file from time to time with the Securities and Exchange Commission (the “SEC”).

Risks Related to Our Business

Our credit facilities contain higher than market interest rates, require us to maintain certain financial ratios, place other operating and financial restrictions on us and require us to satisfy stringent reporting requirements.

Our credit facilities contain higher than market interest rates, have covenants which require us to satisfy and maintain certain financial ratios and place certain other restrictions on us. These covenants and restrictions limit our ability to respond to changing business and economic conditions and may prevent us from engaging in transactions that might otherwise be considered beneficial to us. For example, our credit facilities limit our ability to:

•	make capital expenditures in excess of specified amounts;

•	incur additional indebtedness;

•	incur liens;

•	pay dividends;

•	make certain restricted payments;

•	consummate certain asset sales;

•	enter into certain transactions with affiliates; and

•	merge, consolidate and/or sell or dispose of all, or substantially all, of our assets.

Any failure to comply with the restrictions of our credit facilities, or any other such subsequent financing agreements, may result in an event of default. An event of default may allow the creditors to accelerate the repayment of the related debt, as well as any other debt to which a cross-acceleration or cross-default provision applies. If we are unable to repay amounts outstanding under our credit facilities when due, the lenders thereunder could, subject to the terms of the relevant agreements, seek to sell or otherwise transfer our assets granted to them as collateral to secure the indebtedness outstanding under those facilities. Substantially all of our assets have been pledged as collateral to secure our credit facilities. In addition, the lenders under our revolving credit facility may choose to terminate any commitments they then have made to supply us with further funds.

Under certain economic conditions, our access to credit markets may be limited, which may adversely impact our liquidity.

We may require additional capital from outside sources from time to time. Our ability to arrange financing or renew existing facilities, along with the cost of such capital, is dependent upon a number of variables, including:

•	general economic, financial and business conditions;

•	industry specific conditions;

•	credit availability from banks and other financial institutions;

•	investor confidence in us;

•	cash flow and EBITDA (earnings before interest, taxes, depreciation and amortization) levels;

•	competitive, legislative and regulatory matters; and

•	provisions of tax and securities laws that may impact raising capital.

In addition, volatility in the capital markets may adversely affect our ability to access any available borrowing capacity under our revolving credit facility. Our access to these funds is dependent on the ability of the lenders to meet their funding obligations under these revolving facilities. Lenders may not be able to meet their funding commitments if they experience shortages of capital and liquidity, resulting in a reduction of our available borrowing capacity.

Our Comprehensive Risk Management Policy’s provisions governing our internal trading and marketing activities cannot eliminate all risks associated with the trading and marketing of commodities, nor can we ensure full compliance at all times with the Comprehensive Risk Management Policy by our employees, both of which could impact our financial and operational results.

We have in place a Comprehensive Risk Management Policy that establishes authorized commodities and transaction types, delegations of authority, and limits for trading and marketing exposures and requires that we restrict net open positions (e.g., positions that are not fully hedged as to commodity price risk) to specified levels at each of the consolidated and, in certain cases, subsidiary level. Our risk management policy has restrictive terms with respect to acquiring and holding physical inventory, futures contracts or derivative products for the purpose of proprietary trading activity. These policies and practices, however, cannot eliminate all risks. If we enter into derivatives contracts or sale contracts for the delivery of products at a future date, we are subject to the risk of non-delivery under product purchase contracts or the failure of gathering and transportation systems. For example, any event that disrupts our anticipated physical supply of products could create a net open position that would expose us to risk of loss resulting from price changes.

Moreover, we are exposed to price movements on products that are not hedged, including certain of our inventory, such as linefill, which must be maintained to operate pipeline and gathering lines. We are also exposed to certain price risks that cannot be readily hedged, such as price risks for “basis differentials.” “Basis differentials” can be created to the extent that our purchase or sales contracts call for delivery of a petroleum product of a grade, at a location, or at a time that differs from the specific delivery terms of offsetting purchase and sales agreements or derivative instruments. If this occurs, we may not be able to use the physical or derivative commodity markets to fully hedge our price risk. Even though we expect to maintain only limited net open positions, as permitted under the Comprehensive Risk Management Policy, we will be exposed to price risks within predefined limits and authorizations which could impact our operational and financial results.

We also have a risk that employees involved in our trading and marketing operations may not comply at all times with the risk management policy. We cannot ensure with certainty that all violations of the risk management policy, particularly if deception or other intentional misconduct is involved, will be detected prior to our businesses being materially affected.

We are exposed to significant commodity price risk related to propane.

Our role in the natural gas liquids market is to provide an outlet for the constant production of NGLs from refiners and gas processing plants into a seasonal demand market. This role exposes us to the risk of significant price changes between the time of purchase and the time of sale. As a result, there can be significant volatility in margins and, as a result, in earnings.

We manage this price risk by limiting net open positions subject to outright price risk and basis risk resulting from grade, location or time differences. All such activity is governed by our Comprehensive Risk Management Policy.

Conventional gas operations face increased competitive pressure from shale gas production.

The U.S. Energy Information Administration reports that higher estimates of domestic shale gas resources support increasing estimates of domestic natural gas production at prices below its previous estimates.

The abundant supply of shale gas places pressure on all conventional gas production including sour gas production. In addition, facilities designed to remove hydrogen sulfide from a raw gas stream face increased pressure because sour gas is more expensive to process than gas which does not contain sulfur.

Our profitability depends on the demand for the products we gather, transport, process and store in the markets we serve.

Any sustained reduction in demand for petroleum products in markets served by our midstream assets could result in a significant reduction in the volume of petroleum products that we gather, transport, process and store, thereby adversely affecting our results of operations, cash flows and financial condition. A reduction in demand can result from a number of factors including:

•	an increase in the price of products derived from petroleum products;

•

higher taxes, including federal excise taxes, crude oil severance taxes or sales taxes or other governmental or regulatory actions that increase, directly or indirectly, the cost of petroleum and natural gas based products;

•	adverse economic conditions which result in lower spending by consumers and businesses on products derived from petroleum products;

•	higher fuel taxes or other governmental or regulatory actions that increase the cost of the products we handle;

•	effects of weather, natural phenomena, terrorism, war, or other similar acts;

•	an increase in fuel economy, whether as a result of a shift by consumers to more fuel efficient vehicles, technological advances by manufacturers or federal or state regulations;

•

decision by our customers or suppliers to use alternate service providers for a portion of all of their needs, operate in different markets not served by us, reduce operations or cease operations entirely; and

•	an increase in the use of alternative fuel sources such as ethanol, biodiesel, fuel cells, solar and wind power.

Because of the natural decline in production from existing wells in our areas of operation, our success depends on our ability to obtain new sources of supply of petroleum products, which is dependent on factors beyond our control. Any decrease in the volumes of these products that we gather could adversely affect our business and operating results.

The volumes that support our business are dependent on the level of production from wells connected to our gathering systems, the production from which may be less than we expect as a result of a natural decline of producing wells over time and the shut-in of wells for economic or other reasons. As a result, our cash flows associated with these wells will also decline over time. In order to maintain or increase throughput levels on our gathering systems, we must obtain new sources of petroleum products. The primary factors affecting our ability to obtain sources of these products include the level of successful drilling activity near our systems and our ability to compete for volumes from successful new wells.

We have no control over the level of drilling activity in our areas of operation, the amount of reserves associated with wells connected to our gathering systems or the rate at which production from a well declines. In addition, we have no control over producers or their drilling or production decisions, which are affected by, among other things, the availability and cost of capital, prevailing and projected energy prices, demand for petroleum products, levels of reserves, geological considerations, environmental or other governmental regulations, the availability of drilling permits, the availability of drilling rigs, and other drilling, production and development costs.

Fluctuations in energy prices can also greatly affect the development of new petroleum product reserves and, to a lesser extent, production from existing wells. In general terms, energy prices fluctuate in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. Declines in energy prices could have a negative impact on exploration, development and production activity and, if sustained, could lead to a material decrease in such activity. Sustained reductions in exploration or production activity in our areas of operation would lead to reduced utilization of our gathering and treating assets. Because of these factors, even if new reserves are known to exist in areas served by our assets, producers may choose not to develop those reserves. If reductions in drilling activity result in our inability to maintain levels of throughput on our systems, it could have a material adverse effect on our business, results of operations and financial condition.

Our construction of new assets may not result in the anticipated revenue increases.

One of the ways we intend to grow our business is through the construction of new assets. If we undertake such projects, they may not be completed on schedule or at the budgeted cost, or at all. Moreover, our revenue may not increase immediately upon the expenditure of funds on a particular project. For instance, if we expand a pipeline, the construction may occur over an extended period of time and we will not receive any material increases in revenue until the project is completed. Moreover, we may construct facilities to capture anticipated future growth in production in a region in which such growth does not materialize. Since we are not engaged in the exploration for, and the development of, natural gas and crude oil reserves, we do not possess reserve expertise and we often do not have access to third party estimates of potential reserves in an area prior to constructing facilities in such area. To the extent we rely on estimates of future production in our decision to construct additions to our system, such estimates may prove to be inaccurate because of numerous uncertainties inherent in estimating quantities of future production. As a result, new facilities may not be able to attract enough throughput to achieve our expected investment return which could adversely affect our results of operations, cash flows and financial condition.

Our construction of new assets is subject to unanticipated regulatory, environmental, political, legal and economic risks which could adversely affect our business.

As stated above, one of the ways we intend to grow our business is through the construction of new assets. The construction of additions or modifications to our existing systems and of new assets involve numerous regulatory, environmental, political and legal uncertainties beyond our control. In addition, the construction of additions to our existing gathering and transportation assets may require us to obtain new rights-of-way prior to constructing new pipelines. We may be unable to obtain such rights-of-way to connect new petroleum product supplies to our existing gathering lines or capitalize on other attractive expansion opportunities. Additionally, it may become more expensive for us to obtain new rights-of-way or to renew existing rights-of-way. If the cost of renewing or obtaining new rights-of-way increases, or if we lose our existing rights-of-way through our inability to renew right-of-way contracts or otherwise, our results of operations, cash flows and financial condition could be adversely affected.

We may be unable to generate sufficient or positive cash flows from the purchase, transportation, storage, distribution and sale of petroleum products to adequately support our financial or operational results.

Our marketing results depend upon our ability to generate sufficient or positive cash flows from the purchase, sale and cost to carry of petroleum products. Our cash flows are affected by many factors beyond our control, including:

•	availability of parties willing to enter into purchase and sale transactions with us;

•	increases in operational or capital costs;

•	the availability of petroleum products to us;

•	upward or downward movements and volatility in the price of petroleum products due to any reason, as well as basis differentials;

•	availability of funds from our operations and credit facilities to support marketing and trading activities;

•	availability of counterparties willing to offer credit to us;

•	reductions in demand for, and supply of, petroleum products for any reason;

•

prices for petroleum products at various production locations and points of sale as well as purchase and sale transactional costs, including hedging costs and futures contracts on the NYMEX and over the counter (“OTC”) markets;

•	timing differences between effecting buy, sell and other risk management transactions; and

•	technical and structural changes in petroleum product markets.

Actual results may vary significantly from the projections filed with the U.S. Bankruptcy Court.

In connection with our plan of reorganization, we were required to prepare projected financial information to demonstrate to the U.S. Bankruptcy Court the feasibility of our plan of reorganization and our ability to continue operations upon our emergence from the Bankruptcy. Those projections are included in the Disclosure Statement filed with the U.S. Bankruptcy Court on September 25, 2009. Those projections are not included in this report on Form 10-K, are not incorporated by reference into this report on Form 10-K, and they should not be relied upon. Those projections were based on numerous assumptions about our anticipated future performance and were based on anticipated market and economic conditions that were, and remain, beyond our control or inconsistent with current strategy. Projections are inherently subject to many uncertainties and a wide variety of significant business, economic and competitive risks. Our actual results of operations and financial condition will vary from those contemplated by the projections and the variations may be material.

Because our consolidated financial statements reflect fresh-start reporting adjustments made upon emergence from our Bankruptcy reorganization, and because of the effects of the transactions that became effective pursuant to our plan of reorganization, financial information in our current and future financial statements will not be comparable to our financial information from prior periods.

In connection with our Bankruptcy reorganization, we adopted fresh-start reporting effective as of the close of business on November 30, 2009, in accordance with the Financial Accounting Standards board Accounting Standards Codification (“ASC”) 852, “Reorganizations.” Our adoption of fresh-start reporting resulted in our becoming a new entity for financial reporting purposes. As required by fresh-start reporting, our assets and liabilities have been adjusted to reflect fair value at November 30, 2009. In addition to fresh-start reporting, our financial statements reflect the effects of all of the transactions implemented by our plan of reorganization. Accordingly, our financial statements for periods ending on or prior to November 30, 2009, are not comparable with our financial statements for periods ending subsequent to November 30, 2009. Furthermore, the estimates and assumptions used to implement fresh-start reporting are inherently subject to significant uncertainties and contingencies beyond our control. Accordingly, we cannot provide assurance that the estimates, assumptions, and values reflected in our valuations will be realized, and our actual results could vary materially.

An impairment of goodwill could reduce our earnings.

We recorded $188.8 million of goodwill at November 30, 2009, in connection with fresh-start reporting. Goodwill was recorded to the extent that the Company’s reorganization value exceeded amounts attributed to specific tangible or identified intangible assets. Accounting principles generally accepted in the U.S. (“GAAP”) require us to test goodwill for impairment on an annual basis, or when events or circumstances occur indicating that goodwill might be impaired. If we were to determine that any of our goodwill was impaired, we would be required to take an immediate charge to earnings.

During 2010 we revised downward our projections of the future earnings potential of the SemCanada Crude segment, following a significant loss of customers, coupled with a significant decline in profitability and an assessment by a national consultancy that certain market conditions that are adversely impacting this segment were likely to continue. In response to these events, we tested SemCanada Crude’s goodwill and other intangible assets for impairment as of March 31, 2010. Based on the results of these tests, we recorded an impairment loss of $91.8 million, representing the full amount of the goodwill and other intangible assets attributable to SemCanada Crude. Also during 2010, we sold the property, plant and equipment of the SemCanada Crude segment and began winding down its operations.

Also during 2010, we conducted our annual goodwill impairment test. We concluded that the goodwill attributable to our SemMexico segment was impaired, due primarily to lower than expected demand for asphalt resulting from a slowdown of road construction in Mexico. We recorded a loss of $8.9 million related to this impairment. At December 31, 2010, $9.9 million of our remaining goodwill is attributable to SemMexico.

Changes in currency exchange rates could adversely affect our operating results.

A portion of our revenue is generated from our operations in Canada, the U.K. and Mexico, which use the Canadian dollar, British pound and Mexican peso, respectively, as the functional currency. Therefore, changes in the exchange rate between the U.S. dollar and any of such foreign currencies could adversely affect our financial and operational results.

We are subject to the risks of doing business outside of the U.S.

The success of our business depends, in part, on continued performance in our non-U.S. operations. We currently have operations in Canada, Mexico and the U.K. In addition to the other risks described in this report on Form 10-K, there are numerous risks and uncertainties that specifically affect our non-U.S. operations. These risks and uncertainties include political and economic instability, changes in local governmental laws, regulations and policies, including those related to tariffs, investments, taxation, exchange controls, employment regulations and repatriation of earnings, and enforcement of contract and intellectual property rights. International transactions may also involve increased financial and legal risks due to differing legal systems and customs, including risks of non-compliance with U.S. and local laws affecting our activities abroad, including compliance with the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act of 2010. While these factors and the impact of these factors are difficult to predict, any one or more of them could adversely affect our financial and operational results.

Some of our operations cross the U.S./Canada border and are subject to cross border regulation.

Our cross border activities with our Canadian subsidiaries and certain customers subject us to regulatory matters, including import and export licenses, tariffs, Canadian and U.S. customs and tax issues and toxic substance certifications. Such regulations include the Short Supply Controls of the Export Administration Act,

the North American Free Trade Agreement and the Toxic Substances Control Act. Violations of these licensing, tariff and tax reporting requirements could result in the imposition of significant administrative, civil and criminal penalties.

Adverse developments in our existing areas of operation could adversely impact our results of operations, cash flows and financial condition.

Our operations are focused on gathering, transporting, storing, processing, and treating petroleum products utilizing our assets which are principally located in the Midwest and Rocky Mountain supply region of the U.S. and in Alberta, Canada. As a result, our results of operations, cash flows, and financial condition depend upon the demand for our services in these regions. Due to our current lack of broad diversification in industry type and geographic location, adverse developments in our current segment of the midstream industry, or our existing areas of operation, could have a significantly greater impact on our results of operations, cash flows, and financial condition than if our operations were more diversified.

Our operations could be adversely affected if third-party pipelines or other facilities interconnected to our facilities become partially or fully unavailable, or if the volumes we gather do not meet the quality requirements of such pipelines or facilities.

Our facilities connect to other pipelines or facilities, some of which are owned by third parties. The continuing operation of such third-party pipelines or facilities is not within our control. These pipelines and other facilities may become unavailable because of testing, turnarounds, line repair, reduced operating pressure, lack of operating capacity, curtailments of receipt or deliveries due to insufficient capacity, or for any other reason. If any of these pipelines or facilities becomes unable to transport the products we gather, or if the volumes we gather or transport do not meet the quality requirements of such pipelines or facilities, our results of operations and cash flows could be adversely affected.

As a public company, we are subject to financial and other reporting and corporate governance requirements that may be difficult for us to satisfy, will raise our costs, and may divert resources and management attention from operating our business.

Following the effectiveness of our registration statement on Form 10 in November 2010, we are required to file with the SEC annual and quarterly information and other reports that are specified in the Exchange Act and SEC regulations. Thus, we need to ensure that we maintain the ability to prepare, on a timely basis, reports that comply with SEC requirements. We are also subject to other reporting and corporate governance requirements, including the listing standards of the New York Stock Exchange (“NYSE”), the provisions of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the regulations promulgated thereunder.

The adequacy of our internal control over financial reporting must be assessed by management for each year commencing with the year ending December 31, 2011. Our internal control over financial reporting may not currently meet the standards required by Section 404 of the Sarbanes-Oxley Act. We hired an independent consulting firm to assist us in implementing effective internal control over financial reporting. We will incur additional costs in order to improve our internal control over financial reporting and comply with Section 404, including increased auditing and legal fees and costs associated with hiring additional accounting and administrative staff. Ultimately, our efforts may not be adequate to comply with the requirements of Section 404. If we are unable to implement and maintain adequate internal control over financial reporting or otherwise to comply with Section 404, we may be unable to report financial information on a timely basis, may suffer adverse regulatory consequences, may have violations of the NYSE listing rules and may breach covenants under our credit facilities. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements.

The changes necessitated by becoming a public company will require a significant commitment of additional resources and management oversight that will increase our costs and might place a strain on our systems and resources. As a result, our management’s attention might be diverted from other business concerns. In addition, we might not be totally successful in implementing and maintaining controls and procedures that comply with these requirements. If we fail to maintain an effective internal control environment or to comply fully with the numerous legal and regulatory requirements imposed on public companies, we could make material errors in, and be required to restate, our financial statements. Any such restatement could result in a loss of public confidence in the reliability of our financial statements and sanctions imposed on us by the SEC.

We are exposed to the creditworthiness and performance of our customers, suppliers and transactional counterparties, and any material nonpayment or nonperformance by one or more of these parties could adversely affect our financial and operational results.

There can be no assurance we have adequately assessed the creditworthiness of each of our existing or future customers, suppliers or transactional counterparties or that there will not be a rapid or unanticipated deterioration in their creditworthiness, which may have an adverse impact on our financial condition and results of operations. Nor is there certainty that our counterparties will perform or adhere to existing or future contractual arrangements.

We manage our exposure to credit risk through credit analysis and credit monitoring procedures and policies, including credit support requirements for customers and counterparties to which we extend no or limited unsecured credit, such as letters of credit, prepayments, and guarantees. However, these procedures and policies cannot fully eliminate counterparty credit risks, and to the extent our procedures and policies prove to be inadequate, our financial and operational results may be negatively impacted.

Some of our counterparties may be highly leveraged or have limited financial resources and will be subject to their own operating and regulatory risks and, even if our credit review and analysis mechanisms work properly, we may experience financial losses in our dealings with such parties. In addition, volatility in commodity prices might have an impact on many of our counterparties, which, in turn, could have a negative impact on their ability to meet their obligations to us and may also increase the magnitude of these obligations.

Any material nonpayment or nonperformance by our counterparties could require us to pursue substitute counterparties for the affected operations, reduce operations or provide alternative services. There can be no assurance that any such efforts would be successful or would provide similar financial and operational results.

Our business involves many hazards and operational risks, some of which may not be covered by insurance.

Sudden leaks are possible in operations involving pipelines and tanks. Other possible operating risks include the breakdown or failure of equipment, information systems or processes; the performance of equipment at levels below those originally intended (whether due to misuse, unexpected degradation or design, construction or manufacturing defects); failure to maintain adequate inventories of spare parts; operator error; labor disputes; disputes with interconnected facilities and carriers; and catastrophic events such as natural disasters, fires, explosions, fractures, acts of terrorism and other similar events, many of which are beyond our control.

These risks could result in substantial losses due to personal injury or loss of life, severe damage to, and destruction of, property and equipment and pollution or other environmental damage, and may result in curtailment or suspension of our related operations. We are not fully insured against all risks incident to our business. In addition, as a result of market conditions, premiums for our insurance could increase significantly. In some instances, insurance could become unavailable or available only for reduced amounts of coverage. If a significant accident or event occurs that is not fully insured, it could adversely affect our results of operations, cash flows and financial condition. Even if a significant accident or event is covered by insurance, we may still have responsibility for applicable deductibles, and in addition, the proceeds of any such insurance may not be paid in a timely manner.

Any acquisition involves risks that may adversely affect our business.

Any acquisition involves potential risks, including:

•	performance from the acquired businesses or assets that is below the forecasts we used in evaluating the acquisition;

•	a significant increase in our indebtedness and working capital requirements;

•	the inability to timely and effectively integrate the operations of recently acquired businesses or assets;

•

the incurrence of substantial unforeseen environmental and other liabilities arising out of the acquired businesses or assets, including liabilities arising from the operation of the acquired businesses or assets prior to our acquisition;

•	risks associated with operating in lines of business that are distinct and separate from our historical operations;

•	loss of customers or key employees from the acquired businesses; and

•	the diversion of management’s attention from other business concerns.

Any of these factors could adversely affect our ability to achieve anticipated levels of cash flows from our acquisitions, realize other anticipated benefits and meet our debt service requirements.

We may incur significant costs and liabilities resulting from pipeline integrity programs and related repairs.

Pursuant to the Pipeline Safety Improvement Act of 2002, as reauthorized and amended by the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006, the DOT, through the DOT’s Pipeline and Hazardous Materials Safety Administration, has adopted regulations requiring pipeline operators to develop integrity management programs for transmission pipelines located where a leak or rupture could do the most harm in “high consequence areas,” including high population areas, areas that are sources of drinking water, ecological resource areas that are unusually sensitive to environmental damage from a pipeline release and commercially navigable waterways, unless the operator effectively demonstrates by risk assessment that the pipeline could not affect the area. The Pipeline Inspection, Protection, Enforcement and Safety Act of 2006 expired on September 30, 2010 and was operating under the continuing resolution that expired on March 4, 2011. The reauthorization of the Pipeline Safety Act being considered by Congress could result in new and more costly compliance requirements. Current regulations require operators of covered pipelines to:

•	perform on-going assessments of pipeline integrity on a recurring frequency schedule;

•	identify and characterize applicable potential threats to pipeline segments that could impact a high consequence area;

•	improve data collection, integration and analysis;

•	repair and remediate the pipeline as necessary; and

•	implement preventive and mitigating actions.

In addition, states have adopted regulations similar to existing DOT regulations for intrastate gathering and transmission lines. We currently estimate that we will incur an aggregate cost of approximately $2.5 million for years 2011 through 2012 to implement necessary pipeline integrity management program testing along certain segments of our pipelines required by existing DOT and state regulations. This estimate does not include the costs, if any, of any repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the testing program, which costs could be substantial. At this time, we cannot predict the ultimate cost of compliance with these regulations, as the cost will vary significantly depending on the number and extent of any repairs found to be necessary as a result of the pipeline integrity testing. Following the initial round of testing and repairs, we will continue our pipeline integrity testing programs on an on-going basis to assess and maintain the integrity of our pipelines. The results of these tests could cause us to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operations of our pipelines and, consequently, result in a reduction in our revenue and cash flows from shutting down our pipelines during the pendency of such repairs or upgrades.

In order to comply with recently enacted legislation relating to the transportation of hazardous liquids by pipeline, we are required to implement procedures no later than February 1, 2012, to address control room management for pipelines where controllers utilize a supervisory control and data acquisition system. Implementing these procedures could cause us to incur unanticipated operating expenditures.

The nature and degree of regulation may adversely affect fee structures or operations.

Our operations are subject to substantial regulation from foreign and domestic federal, state, provincial and local authorities. These authorities regulate numerous aspects of our operations, including our interstate natural gas storage operations, certain crude oil gathering systems, construction and maintenance of facilities, and certain rate structures among other things. We cannot predict the impact of any future revisions or changes in interpretation of existing laws or regulations or the adoption of new laws and regulations applicable to our businesses. Revisions, interpretation changes or additional regulations could influence our operating environment and may result in increased costs.

Our White Cliffs Pipeline is subject to FERC rules and regulations. The FERC’s regulatory authority extends to:

•	transportation of crude oil in interstate commerce;

•	rates, operating terms and conditions of service;

•	accounts and records; and

•	depreciation and amortization policies.

Regulatory actions in these areas can similarly affect new or expanded pipeline operations.

We may incur significant costs and liabilities in the future resulting from a failure to comply with new or existing environmental laws or regulations or an accidental release of hazardous substances, petroleum products or wastes into the environment.

Our operations are subject to federal and foreign, state, provincial and local environmental laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws include, for example:

•	federal and comparable state and foreign laws that impose obligations related to air emissions;

•	federal and comparable state and foreign laws that impose requirements for the handling, storage, treatment or disposal of solid and hazardous waste from our facilities;

•

federal and comparable state and foreign laws that regulate the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us or at locations to which our hazardous substances have been transported for disposal; and

•

federal and comparable state and foreign laws that regulate discharges of wastewater from our facilities require spill protection planning and preparation and set requirements for other actions for protection of waters.

Failure to comply with these laws and regulations, or newly adopted laws or regulations, may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations or imposing additional compliance requirements on such operations. Claims pursued under certain environmental laws impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances or petroleum products have been disposed or otherwise released. Provisions also exist that may require remediation or other compensation to pay for damages to natural resources. Moreover, it is not uncommon for individuals to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, petroleum products or waste products in the environment.

There is an inherent risk of incurring environmental costs and liabilities in connection with our operations due to our handling of crude oil and natural gas, air emissions and water discharges related to our operations and historical industry operations and waste disposal practices. For example, an accidental release from one of our facilities could subject us to substantial liabilities for environmental cleanup and restoration costs, claims made by individuals for personal injury, natural resource and property damages and fines or penalties for related violations of environmental laws or regulations. Moreover, the possibility exists that stricter laws, regulations or enforcement policies could significantly increase our operational or compliance costs and the cost of any remediation that may become necessary. We may not be able to recover all or any of these costs from insurance and fines or penalties paid for compliance violations, whether alleged or proven, will not be covered by insurance.

Derivatives regulations included in current financial reform legislation could impede our ability to manage business and financial risks by restricting our use of derivative instruments as hedges against fluctuating commodity prices and interest rates.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) was passed by Congress and signed into law. The Act contains significant derivatives regulations, including a requirement that certain transactions be cleared on exchanges and a requirement to post cash collateral (commonly referred to as “margin”) for such transactions. The Act provides for a potential exception from these clearing and cash collateral requirements for commercial end-users and includes a number of defined terms that will be used in determining how this exception applies to particular derivative transactions and the parties to those transactions. The Act requires the Commodity Futures Trading Commission (the “CFTC”) to promulgate rules to define these terms; however, we neither know the rules the CFTC will promulgate nor the definitions that will apply to us.

We use crude oil and other energy derivative instruments in conjunction with our SemCrude and SemStream activities, principally to hedge the commodity price risk associated with these businesses. We may also use energy derivatives in conjunction with the activities of our other businesses and may use interest rate derivative instruments to minimize the impact of interest rate fluctuations associated with our debt. At present, we post collateral with clearing brokers with respect to substantially all our commitments and potential obligations under these derivative instruments. Depending on the regulations adopted by the CFTC, we may be required to post additional collateral for our energy and interest rate derivative transactions in excess of present levels. Such a requirement is not anticipated to have a significant impact on our business, but may increase costs and decrease profitability. Moreover, a requirement for our counterparties to post collateral could result in additional costs being passed on to us, thereby decreasing our profitability.

Climate change legislation and related regulatory initiatives could result in increased operating costs and reduced demand for our services.

In December 2009, the EPA published its findings that emissions of carbon dioxide, methane and other “greenhouse gases” (collectively, “GHGs”) present an endangerment to public health and the environment because emissions of such gases are contributing to warming of the earth’s atmosphere and other climatic changes. These findings by the EPA allow the agency to proceed with the adoption and implementation of regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act. In anticipation of those findings, the EPA had previously proposed regulations that would require a reduction in emissions of GHGs from motor vehicles and that could lead to the imposition of GHG emission limitations in

Clean Air Act permits for certain stationary sources. In addition, the EPA issued a final rule, effective in December 2009, requiring the reporting of GHG emissions from specified large GHG emission sources in the U.S., beginning in 2011 for emissions occurring in 2010. In March 2010, the EPA proposed revisions to these reporting requirements to apply to all oil and gas production, transmission, processing and other facilities exceeding certain emission thresholds. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur additional costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the petroleum products we gather, treat or otherwise handle in connection with our services.

Also, on June 26, 2009, the U.S. House of Representatives passed the American Clean Energy and Security Act of 2009 (“ACESA”), which would establish an economy-wide cap-and-trade program to reduce U.S. emissions of GHGs, including carbon dioxide and methane. ACESA would require a 17 percent reduction in GHG emissions from 2005 levels by 2020, and just over an 80 percent reduction of such emissions by 2050. Under this legislation, the EPA would issue a capped and steadily declining number of tradable emission allowances to certain major sources of GHG emissions so that such sources could continue to emit GHGs into the atmosphere. These allowances would be expected to significantly escalate in cost over time. The net effect of ACESA, if enacted, would be to impose increasing costs on the combustion of carbon-based fuels such as oil, refined petroleum products and natural gas. The U.S. Senate has also worked on its own legislation for restricting domestic GHG emissions and the Obama Administration has indicated its support of legislation to reduce GHG emissions through an emission allowance system. Although it is not possible at this time to predict when the Senate may act on climate change legislation or how any bill passed by the Senate would be reconciled with ACESA, any future federal laws or implementing regulations that may be adopted to address GHG emissions could require us to incur increased operating costs and could adversely affect demand for the petroleum products we gather, treat or otherwise handle in connection with our services.

Some states are also looking at similar types of laws and regulations. If one or more states in which our operations are located were to adopt such laws and implement GHGs programs and/or cap-and-trade programs, we could incur increased operating costs and/or face decreased demand for our services.

Canada does not currently have any federal legislation pending relating to the regulation of GHG emissions. It is widely expected that Canadian federal legislation will be proposed and voted on in the next couple of years once the U.S. GHG mechanisms are decided. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur additional costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the petroleum products we gather, treat or otherwise handle in connection with our services.

Although Canada has not yet enacted federal GHG legislation, the province of Alberta has set GHG baselines based on 2003-2005 data which requires a reduction of 12% in GHG emissions from certain facilities, including several of SemCAMS’ facilities. Beginning with the second half of 2007, penalties are assessed for failure to comply with required reductions. Further limitations may be imposed in the future which could require additional SemCAMS’ facilities to have to file annual GHG emissions reports.

The potential increase in the costs of our operations resulting from any legislation or regulation to restrict emissions of GHGs could include new or increased costs to operate and maintain our facilities, install new emission controls on our facilities, acquire allowances to authorize our GHG emissions, pay any taxes related to our GHG emissions and administer and manage a GHG emissions program. While we may be able to include some or all of such increased costs in the rates charged by our pipelines or other facilities, such recovery of costs is uncertain. Moreover, incentives to conserve energy or use alternative energy sources could reduce demand for petroleum products, resulting in a decrease in the demand for our services.

Loss of key employees can significantly reduce capability to execute strategies.

Much of our future success depends on the continued availability and service of key personnel including the executive team and skilled employees in technical and staff positions. Experienced personnel in the midstream industry are in high demand and competition for their talents is high. We depend on current and new key officers and employees to meet the challenges and complexities of our businesses. If any such officers or employees resign, or become unable to continue in their present roles and are not adequately replaced, or if we are unable to fill currently vacant positions, our business operations could be materially adversely affected. There can be no assurance that we will continue to attract and retain key personnel.

The threat or attack of terrorists aimed at our facilities could adversely affect our business.

Since the September 11, 2001 terrorist attacks, the U.S. government has issued warnings that energy assets, specifically the nation’s pipeline infrastructure, may be future targets of terrorist organizations. These developments have subjected our operations to increased risks. Any future terrorist attack that may target our facilities, those of our customers or those of certain other pipelines could have a material adverse effect on our businesses. In addition, any governmental body mandated actions to prepare for, or protect against, potential terrorist attacks could require us to expend money or modify our operations.

Risks Related to Our Class A Common Stock and Warrants

Our Class A Common Stock and warrants may experience significant price and volume fluctuations.

The market price of our Class A Common Stock may fluctuate significantly in response to various factors and events beyond our control, including the following:

•	the risk factors described in this report on Form 10-K;

•	our operating and financial results differing from that expected by securities analysts and investors;

•	the financial and stock price performance of our competitors or companies in our industry generally;

•	changes in accounting standards, policies, interpretations or principles;

•	changes in laws or regulations which adversely affect our industry or us;

•	general conditions in our customers’ industries; and

•	general economic conditions and conditions in the securities markets.

As the market for the warrants continues to develop, we believe that the market price of the warrants will be primarily affected by the market price of our Class A Common Stock and, consequently, may fluctuate significantly in response to the various factors and events affecting the market price of our Class A Common Stock.

We currently do not intend to pay cash dividends on our Class A Common Stock and, consequently, your only opportunity to achieve a return on our Class A Common Stock is if the price of our common stock appreciates.

We have never declared or paid any cash dividends on our Class A Common Stock and do not currently plan to pay any cash dividends on our Class A Common Stock in the foreseeable future. The terms of our credit agreements restrict our ability to pay dividends. Any future payments of cash dividends on our Class A Common Stock will depend upon contractual restrictions limiting our ability to pay dividends, our earnings and cash flows, our capital requirements, our financial condition and other factors deemed relevant by our Board of Directors. Consequently, your only opportunity to achieve a return on our Class A Common Stock will be if the market price of such stock appreciates and you sell your shares at a profit.

Item 1B.	Unresolved Staff Comments

None.

Item 3.	Legal Proceedings

For information regarding legal proceedings, see the discussion under the captions “Bankruptcy Matters” and “Other Matters” in Note 18 of our consolidated financial statements beginning on page F-1 of this Form 10-K, which information is incorporated by reference into this Item 3.

Item 4.	Removed and Reserved

Executive	Officers of the Registrant

Our executive officers are elected annually by, and serve at the discretion of, our Board of Directors. Set forth below is information concerning our executive officers.

Name	Age	Position
Norman J. Szydlowski	59	President and Chief Executive Officer and Director
Robert N. Fitzgerald	51	Senior Vice President and Chief Financial Officer
David B. Gorte	56	Chief Risk Officer
Candice L. Cheeseman	55	General Counsel and Secretary
Timothy O’Sullivan	54	Vice President, Corporate Planning and Strategic Initiatives

Norman J. Szydlowski has served as a director and as President and Chief Executive Officer of SemGroup since November 2009. From January 2006 until January 2009, Mr. Szydlowski served as president and chief executive officer of Colonial Pipeline Company, an interstate common carrier of petroleum products. From 2004 to 2005, he served as a senior consultant to the Iraqi Ministry of Oil in Baghdad on behalf of the U.S. Department of Defense, where he led an advisory team in the rehabilitation, infrastructure security and development of future strategy of the Iraqi oil sector. From 2002 until 2004, he served as vice president of refining for Chevron Corporation (formerly ChevronTexaco), one of the world’s largest integrated energy companies. Mr. Szydlowski joined Chevron in 1981 and served in various capacities of increasing responsibility in sales, planning, supply chain management, refining and plant operations, transportation and construction engineering. Mr. Szydlowski graduated from Indiana University in Bloomington with a master’s degree in business administration. He also holds a bachelor of science degree in mechanical engineering from Kettering University.

Robert N. Fitzgerald joined SemGroup in November 2009 and serves as Senior Vice President and Chief Financial Officer. Prior to joining SemGroup, Mr. Fitzgerald served as chief financial officer from February 2008 to November 2009 of Windsor Energy Group, a private independent oil and gas exploration and development company. He has also served from December 2006 until February 2008 as executive vice president of LinkAmerica Corp. and from January 2003 until December 2006 as chief operating officer and chief financial officer of Arrow Trucking Company, both commodity transportation companies. From January 2000 until January 2003, he served as vice president, finance of Williams Communications Group, a global communication company. Prior to that, Mr. Fitzgerald was with BP Amoco and Amoco Corporation for 20 years, working in various financial and operations positions in Tulsa, Oklahoma; Houston, Texas; Denver, Colorado; and Chicago, Illinois. Mr. Fitzgerald received a master’s degree in business administration from the University of Tulsa and a bachelor of business administration degree from Western Illinois University. He is currently a member of the American Institute of Certified Public Accountants, the Institute of Management Accountants and the Institute of Internal Auditors. He is a certified public accountant.

David B. Gorte joined SemGroup in November 2009 and serves as Chief Risk Officer. Prior to joining SemGroup, Mr. Gorte served as senior advisor for The Claro Group, a private financial and management consulting firm, from February 2009 to November 2009. Mr. Gorte served as senior vice president and chief risk officer of Cheniere Energy, Inc., a liquefied natural gas development company, from August 2006 to May 2008.

From March 2002 to January 2005, he served as managing director and chief risk officer of the Enron Corporation bankruptcy estate and, from June 1999 to March 2002, as vice president and chief underwriter of Enron Corporation. Enron Corporation filed for relief under Chapter 11 of the U.S. Bankruptcy Code in December 2001 in the U.S. Bankruptcy Court for the Southern District of New York and emerged from bankruptcy in November 2004 pursuant to its court-approved plan of reorganization. Prior to Enron, he held a variety of risk management and financing origination, structuring and syndication positions at Citigroup, Bankers Trust (now Deutsche Bank) and Bank of America. Mr. Gorte has 28 years of risk management and finance experience related to the energy industry. Mr. Gorte has a master’s degree in business administration from Columbia University. He also holds a master’s degree in professional accounting from the University of Texas and a bachelor of arts degree from Carleton College.

Candice L. Cheeseman joined SemGroup in February 2010 and serves as General Counsel and Secretary. Prior to joining our company, Ms. Cheeseman served as general counsel of Global Power Equipment Group Inc., a comprehensive provider of power generation equipment and maintenance services for energy customers, since May 2004. In September 2006, Global Power Equipment Group Inc. and its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. Global Power Equipment Group and its subsidiaries emerged from bankruptcy protection in January 2008. Prior to Global Power, she was employed by WilTel Communications Group, an internet, data, voice and video service provider, where she served in a variety of capacities, including general counsel and secretary, commencing in November 2002. Ms. Cheeseman has been a practicing attorney for two decades serving in various capacities for Williams Communications, Marriott International and law firms in the Washington D.C. area. Ms. Cheeseman received her juris doctorate degree from the University of Tulsa College of Law. She also holds a bachelor of arts degree from the University of Delaware.

Timothy O’Sullivan serves as Vice President, Corporate Planning and Strategic Initiatives of SemGroup, a position he has held since April 2010. From February 2005 until April 2010, he served as President and Chief Operating Officer of SemGas. From 2001 until joining our company, Mr. O’Sullivan worked for Williams Power Company where he was director of global gas and power origination. He was previously employed with Koch Industries, Inc. for 19 years where he served in various capacities in its natural gas division, including business development, marketing and trading, and executive management. Mr. O’Sullivan began his career as a staff accountant for Main Hurdman. Mr. O’Sullivan graduated from Wichita State University with a bachelor’s degree in accounting. He also is a certified public accountant. Mr. O’Sullivan is a member of the board of directors of the Gas Processors Association and serves on its Executive and Finance Committee.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A Common Stock commenced trading on the New York Stock Exchange on November 11, 2010, under the ticker symbol “SEMG.” Prior to November 11, 2010, there was no established public trading market for our Class A Common Stock. There is no established public trading market for our Class B Common Stock. At February 28, 2011, we had 1,439 holders of record of our Class A Common Stock and seven holders of record of our Class B Common Stock. The high and low closing sales prices of our Class A Common Stock (New York Stock Exchange composite transactions) during the fourth quarter of 2010 (commencing November 11, 2010) were $27.74 and $24.44, respectively.

Performance Graph

Set forth below is a line graph comparing the cumulative total stockholder return on our Class A Common Stock with the cumulative total return of the S&P 500 Stock Index and the Alerian MLP Infrastructure Index (AMZIX) for the period from November 11, 2010 to December 31, 2010. The Alerian MLP Infrastructure Index is a liquid, midstream-focused subset of the Alerian MLP index, comprised of 25 energy infrastructure master limited partnerships.

The above performance graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay any cash dividends in the foreseeable future. In addition, the terms of our current credit facilities restrict the payment of cash dividends on our common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources and Uses of Cash” in Item 7 of this Form 10-K.

Item 6. Selected Financial Data

Selected Historical Consolidated Financial Data

The following table provides selected historical consolidated financial data as of and for the periods shown. The balance sheet data as of December 31, 2010, 2009, and 2008 and as of November 30, 2009, and the statement of operations data for the years ended December 31, 2010, 2008 and 2007 and the one month ended December 31, 2009 and the eleven months ended November 30, 2009, have been derived from our audited financial statements for those dates and periods. The balance sheet data as of December 31, 2007 and 2006 and the statement of operations data for the year ended December 31, 2006 have been derived from our unaudited financial statements for those dates and period. The selected financial data provided below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included in this Form 10-K.

Balance sheet data in the following table as of December 31, 2010, December 31, 2009 and November 30, 2009 and statement of operations data for the year ended December 31, 2010 and the month ended December 31, 2009, are that of SemGroup Corporation. Balance sheet and statement of operations data as of all other dates and for all other periods are that of our predecessor, SemGroup, L.P. As described in Note 8 of our consolidated financial statements, we applied fresh-start reporting as of November 30, 2009. As a result, our financial data is not comparable to that of our predecessor. Earnings per share in the table below is only presented for the periods subsequent to our emergence from the Bankruptcy, since the limited partner units of SemGroup, L.P. were cancelled upon emergence from the Bankruptcy.

	Successor		Predecessor
	Year Ended December 31, 2010	One Month Ended December 31, 2009	Eleven Months Ended November 30, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006 (unaudited)
	(amounts in U.S. $ thousands, except per share amounts)
Statement of operations data:
Total revenue	$1,630,334	$157,328	$901,235	$6,706,648	$7,146,951	$9,038,300
Operating income (loss)	$(50,258)	$(39,395)	$12,908	$(1,239,589)	$(338,573)	$11,146
Reorganization items gain (loss)	—	—	$3,532,443	$(411,601)	—	—
Income (loss) from continuing operations	$(134,506)	$(38,132)	$3,535,692	$(1,810,106)	$(362,095)	$55,134
Income (loss) from discontinued operations	2,434	215	(141,613)	(1,018,921)	(236,235)	10,824

Net income (loss)	$(132,072)	$(37,917)	$3,394,079	$(2,829,027)	$(598,330)	$65,958
Net income (loss) attributable to noncontrolling interests	225	(25)	(505)	22,855	6,854	—

Net income (loss) attributable to SemGroup	$(132,297)	$(37,892)	$3,394,584	$(2,851,882)	$(605,184)	$65,958
Income (loss) from continuing operations per share of common stock: Basic	$(3.20)	$(0.92)	—	—	—	—
Diluted	$(3.20)	$(0.92)	—	—	—	—

	Successor			Predecessor
	As of December 31, 2010	As of December 31, 2009	As of November 30, 2009	As of December 31, 2008	As of December 31, 2007 (unaudited)	As of December 31, 2006 (unaudited)
	(amounts in U.S. $ thousands)
Balance sheet data:
Total assets	$1,667,188	$2,210,013	$2,272,512	$2,777,036	$5,244,434	$3,990,795
Long-term debt, including current portion (excluding debt subject to compromise)	$348,443	$519,932	$535,351	$180,146	$2,579,980	$1,681,525
Owners’ equity:
SemGroup Corporation owners’ equity	$855,068	$976,686	$1,017,678	—	—	—
SemGroup, L.P. partners’ capital	—	—	—	(3,422,693)	(342,142)	359,489
Noncontrolling interest	—	1,571	1,621	2,212	319,611	—

Total owners’ equity	$855,068	$978,257	$1,019,299	$(3,420,481)	$(22,531)	$359,489

We have experienced many changes in our business during the periods shown in the table above, which significantly limits the comparability of the financial data. Such changes include, but are not limited to:

•	the de-consolidation in July 2008, and the reconsolidation in November 2009, of SemCAMS and SemCanada Crude, as described in Notes 4 and 5 of our consolidated financial statements.

•	the de-consolidation in July 2008 of SemCanada Energy and Blueknight, as described in Note 4 of our consolidated financial statements.

•

the adoption on April 1, 2006 of ASC 845-10-15, “Nonmonetary Transactions,” subsequent to which we began to record on a net basis certain revenue and costs of products sold transactions that we previously recorded on a gross basis.

•	our Bankruptcy, which resulted in significant professional fee expenses and losses on the disposal or impairment of long-lived assets.

•	our emergence from the Bankruptcy during 2009, which resulted in reorganization gains on the extinguishment of debt and on the application of fresh-start reporting.

•	the deconsolidation of White Cliffs at the end of September 2010.

•	various impairments of long-lived assets and gains/losses on disposal of long-lived assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of Business

We provide gathering, transportation, storage, distribution, blending, marketing and other midstream services primarily to independent producers, refiners of petroleum products and other market participants located in the Midwest and Rocky Mountain regions of the U.S., Canada and the West Coast of the U.K. We have an owned, contracted and leased asset base consisting of pipelines, gathering systems, storage facilities, terminals, processing plants, blending facilities and other distribution assets located between North American production and supply areas, including the Gulf Coast, Rocky Mountain and Western Canadian regions and areas of high demand such as the Midwest region of the U.S. We maintain and operate storage, terminal and marine facilities at Milford Haven in the U.K. that enable customers to supply product to markets in the Atlantic Basin. We also operate a network of liquid asphalt cement terminals throughout Mexico.

We gather, purchase, transport, store, distribute, blend and market crude oil to supply-constrained refiners primarily in the Midwest, ensuring that these refiners have consistent access to crude oil supply. In addition, we purchase, transport, distribute, store, terminal and market NGLs and natural gas produced by Midwest independent refiners and natural gas producers, which provides them market access. Our strategically located pipelines, terminals and storage tanks, with access to North American transportation pipeline interconnects, are well positioned to benefit from the continuing need to transport and gather petroleum products from areas of supply to areas of demand.

Business and Performance Drivers

We operate our business through six primary business segments: SemCrude, SemStream, SemLogistics, SemCAMS, SemMexico and SemGas. We generate revenue in these segments by utilizing our assets to provide products and services to third parties and by selectively using our assets to support our marketing activities. For certain products, the relationship between current and future price is generally seasonal. Propane prices, for example, are generally higher in the winter months than in the summer months. We believe that the variety of our petroleum product assets creates opportunities for us and our customers year round.

Certain factors are key to our operations. These include the safe, reliable and efficient operation of the pipelines and facilities that we own and operate while meeting the regulations that govern the operation of our assets and the costs associated with such regulations. Our revenue is impacted by several factors, including:

Throughput and processing fees

Throughput and processing fees are fees charged to third parties based on volumes of product run through our processing facilities or pipeline gathering systems.

Service, Storage and Terminalling Fees

Storage and terminalling fees are fees charged to third parties for petroleum product storage or terminalling services provided by us and are based on leased shell capacity and/or volumes moved through our terminal facilities.

Tariffs

Tariffs are fees charged to third parties for the transportation of their petroleum products on our regulated White Cliffs Pipeline.

Petroleum Product Marketing

We intend to capture the normalized gross margin associated with the purchase and sale of petroleum products. Purchases, sales and derivative transactions related to this activity are tracked in our systems to the ultimate realization of profit. We seek to maintain limited net open positions to manage our exposure to commodity prices. Marketing transactions may only be entered into by persons delegated such authority by senior management, as provided in our Comprehensive Risk Management Policy. Each person authorized to make transactions is subject to internal volume and dollar limits, portfolios are subject to net open position and stop loss limits, and counterparties are subject to credit limits and provisions as approved by our credit department. See “Business—Risk Governance and Comprehensive Risk Management Policy” for more information on our Comprehensive Risk Management Policy.

Revenue

Our revenue is generated from third-party fees earned through the gathering, pipeline transporting and storing of petroleum products principally in the Midwest region. Our customers pay us fees based on volumes gathered, transported and stored; through the sale of petroleum products based upon contract or index rates per barrel, million Btu or gallon; and/or through the distribution of petroleum products based upon a mark-up per gallon (principally NGLs). We generate additional revenue through selected marketing of petroleum products, primarily crude oil and NGLs. Marketing operations consist primarily of aggregating petroleum products purchased at the lease along pipeline systems or trucked, and arranging the necessary transportation logistics for the ultimate sale or delivery of the petroleum products to customers or other end-users. Gathering and transportation revenue is recognized as petroleum products are delivered to customers. Storage revenue is recognized upon leasing of shell capacity on a take or pay basis. Marketing revenue is accrued at the time title to the petroleum product sold transfers to the purchaser, which typically occurs upon receipt of the petroleum product by the purchaser.

We utilize futures, swaps and options contracts to manage our exposure to market changes in commodity prices, to protect our gross margins on our purchased petroleum products and to manage our liquidity risk associated with margin deposit requirements on our overall derivative positions. When purchasing petroleum products, we seek to manage our exposure to commodity price risk. As we purchase inventory from suppliers, we may establish a fixed or variable margin with future sales utilizing one of the following methods:

•	we have already sold that product for physical delivery pursuant to sales contracts at a market index price,

•	we sell the product for future physical delivery pursuant to effectively back-to-back sales contracts, or

•	we enter into futures and swaps contracts on the NYMEX or OTC markets.

In addition, we may purchase put options or derivatives other than futures or swaps to hedge our inventory of petroleum products prior to our sale of such inventory.

Volumes

Generally, we expect revenue to increase or decrease in conjunction with increases or decreases in total volumes. Our total volumes are affected by different factors including our physical storage or transportation capacity, our working capital and credit availability under our credit facilities to support petroleum product purchases and the availability of the supply of petroleum product available for purchase, which is determined based primarily upon producer activity in market areas contiguous with our asset base.

Commodity Prices

Our business is primarily fee based. As a result, our financial results are typically not correlated with increases and decreases in commodity prices. Our financial results, however, are positively correlated with the absolute difference between current (prompt) and future month petroleum product prices. That is, wide contango (when the prices for future deliveries are higher than current prices) spreads generally have a favorable impact on our results relative to a slightly contango, flat market, or backwardated (when the prices for future deliveries are lower than current prices).

Seasonal Businesses

Some of our assets allow for the purchase and sale of petroleum products and the realization of margins during seasonal periods. Through SemStream, we purchase NGLs during the summer when demand is seasonally low, enter into contracts to deliver the product at higher prices during the winter seasonal peak, store the NGLs and settle delivery at the specified date. While we believe that the combination of our asset-based and marketing activities provides a balance to both petroleum product seasons and commodity price fluctuations, our margins are not fixed and may vary from period to period.

Timing of Purchase and Sales

Our financial results are affected by the timing of the purchase and sale of petroleum products, such that financial results may not be comparable between periods. When we enter into an arrangement to purchase product, place the product in storage and resell the product in the future, our financial results do not reflect any related margin until the settlement of the product sale. Prior to the settlement of the product sale, our results reflect the cost of the product in our inventory. Differences in the timing of our product purchases and sales, especially if they extend over fiscal years or quarters, may result in sizeable differences between our results over the comparable period.

Analysis of Business Segments

The following provides an overview of the makeup of revenue at each of our respective business segments.

SemCrude

SemCrude conducts crude oil transportation, storage, terminalling, gathering, blending and marketing in Colorado, Kansas, Oklahoma, Texas, North Dakota, Montana and Western Canada for third party customers as well as for itself. The SemCrude business segment consists of three primary operations: (i) the White Cliffs Pipeline; (ii) Kansas and Oklahoma pipelines; and (iii) Cushing storage. A majority of SemCrude’s revenue is generated from fee-based contractual arrangements that, in some instances, are fixed and not dependent on usage.

We previously had another business segment, SemCanada Crude, which aggregated and blended crude oil in Western Canada, North Dakota and Montana. During 2010, we transferred certain of SemCanada Crude’s activities to SemCrude and we began winding down the remaining operations of SemCanada Crude.

SemStream

SemStream generates revenue from the purchase, transportation, storage, distribution and resale of NGL products, primarily propane, and to a lesser extent, butane and natural gasoline. SemStream is one of the largest private propane terminal operators in the industry with twelve owned NGL terminals, each operating 24 hours a day, seven days a week. SemStream generates revenue at its terminals from marketing and throughput fees. Additionally, SemStream manages a number of exclusive supply and marketing agreements which enable SemStream to execute a seasonal inventory strategy of purchasing inventory in the summer off-season months, storing that product and forward selling the inventory for delivery during the winter months of peak demand.

SemLogistics

SemLogistics owns the largest independent petroleum products storage facility in the U.K. The facility is located on the north bank of the Milford Haven Waterway on the west coast of Wales. The main activities of SemLogistics are the receipt, storage and redelivery of clean petroleum and crude oil products via sea-going vessels at the Milford Haven site. SemLogistic’s revenue is based on fixed-fee storage tank leases and related services.

SemCAMS

SemCAMS operates majority-owned gathering assets and natural gas processing plants. We acquired the Canadian natural gas processing and gathering operations of Central Alberta Midstream, or CAMS, in March 2005. All of SemCAMS’ assets are located in West-Central Alberta, in the heart of the Western Canadian Sedimentary Basin, which accounts for approximately 80% of Canada’s sour natural gas production. SemCAMS’ revenue is based on fee-based throughput arrangements and profit sharing from plant operations.

SemMexico

SemMexico operates a network of liquid asphalt terminals in Mexico. Operations include purchasing, producing, storing and distributing liquid asphalt cement products. SemMexico purchases asphalt from local refineries in Mexico. SemMexico’s revenue is based on margin from contractual arrangements with customers and suppliers for liquid asphalt cement. In general, SemMexico’s sales and purchases of liquid asphalt cement are matched and SemMexico carries limited exposure to price movements.

SemGas

SemGas provides gathering, processing and storage services to the natural gas markets in the U.S. SemGas owns and operates gathering and processing plants and assets in Kansas, Oklahoma and Texas. SemGas aggregates gas supplies from the wellhead and provides various services to producers that condition the wellhead gas production for downstream markets. SemGas’ performance is largely based on percent-of-proceeds and percent-of-index contractual arrangements where SemGas receives a portion of product sales as well as fee-based gathering service payments.

Outlook

As previously discussed above under the “Revenue – Seasonal Businesses” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operation, some of our assets allow for the purchase and sale of petroleum products and the realization of margins during seasonal periods. Through SemStream, we purchase NGLs during the summer when demand is seasonally low, enter into contracts to deliver the product at higher prices during the winter seasonal peak, store the NGLs and settle delivery at the specified date. As a result, our margins are not fixed and may vary from period to period. Typically, we sell a significant amount of NGL products during the first and fourth quarters of the year, and therefore expect to report higher margins and income during those periods. Conversely, we build NGL inventories during the second and third quarters, and therefore expect lower margins due to the reduction in NGL sales during those periods. We expect this seasonal fluctuation to affect our quarterly financial performance but to have no adverse effect on annual financial results.

Results of Operations

Overview

On July 22, 2008, SemGroup, L.P. and certain of its U.S. subsidiaries filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Petition Date”). Also on July 22, 2008, SemGroup, L.P.’s Canadian subsidiaries filed applications for creditor protection under the Companies’ Creditors Arrangement Act. Later during 2008, certain other U.S. subsidiaries filed petitions for reorganization. While under bankruptcy protection, SemGroup, L.P. sold or liquidated certain of its subsidiaries. All remaining subsidiaries emerged from the Bankruptcy on November 30, 2009 (the “Emergence Date”). We emerged as a newly reorganized company named SemGroup Corporation.

We lost control of several of our subsidiaries as a direct, or indirect, result of the Bankruptcy petitions, including all Canadian subsidiaries, SemGroup Holdings, L.P. (which directly held our limited partnership interests in Blueknight Energy Partners, L.P., formerly SemGroup Energy Partners, L.P., and indirectly held our general partnership interests in Blueknight), and Wyckoff Gas Storage Company, LLC (“Wyckoff”). These

subsidiaries were de-consolidated during 2008 and subsequently accounted for as cost method investments, and not included in results of operations subsequent to deconsolidation. We regained control of SemCAMS and SemCanada Crude on the Emergence Date, and consolidated these subsidiaries again beginning on that date. We ceased operations of SemCanada Energy near the time of the bankruptcy filing in July 2008.

As part of the process of reorganizing to emerge from bankruptcy protection, we determined the need to dispose of certain operations. SemFuel, SemMaterials and SemEuro Supply met the criteria to be classified as discontinued operations.

We applied fresh-start reporting on November 30, 2009. We recorded individual assets and liabilities based on their fair values at November 30, 2009, using the assistance of a valuation advisor to determine the values of certain assets. We adjusted deferred tax liabilities, where appropriate, to reflect the change in the financial reporting basis of assets.

As a result of these factors (the Bankruptcy, deconsolidation and reconsolidation of certain subsidiaries, sale of subsidiary assets and fresh-start reporting) and other factors, comparison of the results of operations between periods shown below is not useful as a guide to future results of operations. The financial performance for the year 2008 and the first 11 months of 2009 are presented for historical perspective and do not give pro forma results as if the consummation of the plan of reorganization and the related fresh-start reporting and other adjustments had occurred at the beginning of the period presented. Additionally, our post-emergence financial statements are not comparable with our pre-emergence financial statements.

Consolidated Results of Operations

	Successor		Predecessor
(U.S. $ in thousands)	Year Ended December 31, 2010	One Month Ended December 31, 2009	Eleven Months Ended November 30, 2009	Year Ended December 31, 2008
Revenue	$1,630,334	$157,328	$901,235	$6,706,648

Expenses
Costs of products sold	1,265,932	140,036	744,173	7,206,331
Operating	153,440	16,765	47,307	475,157
General and administrative	87,237	8,012	44,248	106,041
Depreciation and amortization	70,882	8,791	38,974	86,990
Loss on disposal or impairment	105,050	23,119	13,625	71,718

Total expenses	1,682,541	196,723	888,327	7,946,237

Equity earnings in White Cliffs	1,949	—	—	—

Operating income (loss)	(50,258)	(39,395)	12,908	(1,239,589)

Other expense (income)
Interest expense	86,133	7,169	12,041	110,789
Other expense (income), net	4,338	(1,223)	(8,692)	(370)

Total other expenses	90,471	5,946	3,349	110,419

Income (loss) from continuing operations before reorganization items and income taxes	(140,729)	(45,341)	9,559	(1,350,008)
Reorganization gain (loss)	—	—	3,532,443	(411,601)

Income (loss) from continuing operations before income tax	(140,729)	(45,341)	3,542,002	(1,761,609)
Income tax expense (benefit)	(6,223)	(7,209)	6,310	48,497

Income (loss) from continuing operations	(134,506)	(38,132)	3,535,692	(1,810,106)
Income (loss) from discontinued operations	2,434	215	(141,613)	(1,018,921)

Net income (loss)	$(132,072)	$(37,917)	$3,394,079	$(2,829,027)

Revenue and expenses

Revenue and expenses are analyzed by operating segment below.

General and administrative expenses

In 2008 and for the eleven months ended November 30, 2009, corporate general and administrative expenses were allocated to the segments based on percentages established by SemGroup management. At the beginning of each year, management estimated corporate general and administrative costs and assigned the segments a flat monthly charge of that amount. From time to time, the monthly charges were reviewed and adjusted. In addition to the flat monthly charge, the segments would also be allocated a portion of the over or under allocation of actual corporate general and administrative expense from the prior month. This monthly “true up” was based on each segment’s year to date allocation as a percentage of the total year to date corporate general and administrative expense.

Beginning in December 2009, the general and administrative expenses of each corporate department has been allocated to the segments based on criteria such as actual usage, headcount and estimates of effort or benefit. The method for allocating cost is based on the type of service being provided. For example, internal audit costs are based on an estimate of effort attributable to a segment. In contrast, accounting department costs are allocated based on the number of transactions processed for a given segment compared to the total number processed.

During bankruptcy, certain costs related to the reorganization and governance of the Company were classified as reorganization items; however, after emergence such costs were classified as general and administrative.

Interest expense

During the time we were in bankruptcy, we recorded interest expense only to the extent such interest was expected to be paid. Interest obligations that were expected to be compromised in the reorganization process were not recorded as expenses. The total amount of interest that we would have been contractually obligated to pay, but which was compromised in the reorganization process and not recorded as an expense, was $221 million and $105 million for the period January 1, 2009 through November 30, 2009 and the period July 23, 2008 through December 31, 2008, respectively.

In addition, interest expense was reduced $34 million in 2008. This reduction was a result of the reclassification from interest expense to income (loss) from discontinued operations.

Reorganization gain (loss)

Reorganization gain (loss) includes revenue, expenses, realized gains and losses and provisions for losses resulting from the reorganization and restructuring of the business.

The reorganization gain of $3,532 million in the eleven months ended November 30, 2009 is primarily composed of $2,544 million gain on extinguishment of debt, $614 million gain on the disposal of Blueknight and $353 million gain on asset revaluation in fresh-start reporting.

The reorganization loss of $412 million in 2008 is primarily composed of $141 million loss on disposal or impairment of long-lived assets, $138 million expense related to uncollectable accounts and $59 million in professional fees.

We believe that we have captured all of the relevant revenue and expenses associated with the reorganization of the Company.

Discontinued operations

SemMaterials, SemFuel and SemEuro Supply are presented as discontinued operations. During 2008, we decided to sell the assets of SemMaterials and to cease the operations of SemEuro Supply, due to their losses from operations and working capital requirements. During 2009, we decided to sell the assets of SemFuel due to its working capital requirements. By December 31, 2009, the majority of the assets of SemMaterials and SemFuel had been sold.

Results of Operations by Reporting Segment

SemCrude

	Successor		Predecessor
(U.S. $ in thousands)	Year Ended December 31, 2010	One Month Ended December 31, 2009	Eleven Months Ended November 30, 2009	Year Ended December 31, 2008
Revenue	$245,854	$14,015	$256,931	$3,067,778

Expenses
Costs of products sold	149,383	6,317	178,705	3,673,594
Operating	25,498	907	17,716	294,742
General and administrative	10,525	2,012	7,436	31,812
Depreciation and amortization	27,643	4,937	10,878	2,995
Loss on disposal or impairment	6,895	—	—	2,901

Total expenses	219,944	14,173	214,735	4,006,044

Equity earnings in White Cliffs	1,949	—	—	—

Operating income (loss)	$27,859	$(158)	$42,196	$(938,266)

2010 versus Eleven Months ended November 30, 2009

Revenue

Revenue decreased in 2010 to $246 million from $257 million in the eleven months ended November 30, 2009.

	Successor	Predecessor
	Year Ended December 31, 2010	Eleven Months Ended November 30, 2009
	($ in millions)
Product revenue	$558	$384
ASC 845-10-15	(397)	(187)

Net product revenue	161	197

Service revenue	85	60
Other	1	—
Net unrealized gain (loss) on derivatives	(1)	—

Total revenue	$246	$257

Product revenue increased in 2010 to $558 million from $384 million as a result of an increase in sales volume to 7.1 million barrels from 6.7 million barrels and an increase in the average sales price to $79 per barrel from $54 per barrel.

ASC 845-10-15, “Nonmonetary Transactions,” requires certain transactions—those where inventory is purchased from a customer then resold to the same customer—to be presented in the income statement on a net basis. This results in a reduction of revenue and costs of products sold by the same amount, but has no effect on operating income (loss). However, changes in the level of such purchase and sale activity between periods can have an effect on the comparison between those periods. Revenue was reduced by $397 million and $187 million in 2010 and the eleven months ended November 30, 2009, respectively, in accordance with ASC 845-10-15.

Costs of products sold

Costs of products sold decreased in 2010 to $149 million from $179 million in the eleven months ended November 30, 2009. Costs of products sold were reduced by $397 million and $187 million in 2010 and the eleven months ended November 30, 2009, respectively, in accordance with ASC 845-10-15. Except for this reduction, costs of products sold increased in 2010 primarily as a result of an increase in the average cost of crude oil per barrel to $77 from $52 per barrel in 2009.

Operating expense

Operating expense increased in 2010 to $25 million from $18 million in the eleven months ended November 30, 2009. The increase is due primarily to $4.3 million in expenses related to White Cliffs Pipeline, which became operational in June 2009, and bad debt expense of $3.3 million related to a customer that declared bankruptcy.

General and administrative expense

General and administrative expense increased in 2010 to $11 million from $7 million in the eleven months ended November 30, 2009. Approximately $3 million of this increase is due to an allocation of corporate overhead to White Cliffs Pipeline, which was not made in the first half of 2009. The remainder of the increase is due primarily to incentive compensation and restricted stock expense.

Depreciation and amortization

Depreciation and amortization expense increased in 2010 to $28 million from $11 million in the eleven months ended November 30, 2009. This increase is due primarily to higher depreciation as a result of higher fixed asset values which were recorded as part of fresh-start reporting. In addition, the increase also includes the amortization of intangible assets which were recorded as part of fresh-start reporting.

Loss on disposal or impairment

We sold a portion of our ownership interests in White Cliffs during September 2010. We received $141 million of proceeds from these transactions, which were used to retire the SemCrude Pipeline credit facility and to make payments on our revolving credit facility and term loan. Upon closing, we deconsolidated White Cliffs and recorded our investment at fair value, which approximated 51% of the net book value of White Cliffs (the book value of White Cliffs had been adjusted to fair value on November 30, 2009, in connection with fresh-start reporting).

We recorded our investment in White Cliffs at fair value at the date of deconsolidation. We recorded a loss of $6.8 million upon conversion to the equity method, which is included within loss on disposal or impairment of long-lived assets.

Equity earnings

At the end of September 2010, we sold a portion of our ownership interests in White Cliffs to two unaffiliated parties. Upon closing of this sale, the other owners received substantive rights to participate in the management of White Cliffs. Because of this, we deconsolidated White Cliffs at the end of September 2010, and began accounting for it under the equity method. The equity in earnings of White Cliffs for the three months ended December 31, 2010 was $1.9 million.

December 2009 versus average of Eleven Months ended November 30, 2009

General

The Company desires to provide a meaningful comparison of the Results of Operations of the Successor (December 2009) to that of the Predecessor (eleven months ended November 30, 2009). In order to make this comparison as useful as possible, we have based the comparison on the average of the eleven months ended November 30, 2009. In this way, any significant changes from the average can be identified and become the subject of explanation.

Revenue

Revenue in December 2009 is approximately 40 percent less than the average of the eleven months ended November 30, 2009, primarily because certain marketing activity that occurred in the first ten months of 2009 did not occur in December. The marketing activity stopped in October 2009 because of the Company’s assessment of the spread between current prices and forward prices for crude oil.

Costs of products sold

Costs of products sold in December 2009 is approximately 60 percent less than the average of the eleven months ended November 30, 2009, because certain marketing activity that occurred in the first ten months of 2009 did not occur in December. This percentage decline is higher than what is shown in the Revenue explanation above because the marketing activity has a significant costs of products sold component in contrast to transportation or storage revenue, which do not.

Operating expense

Operating expense in December 2009 is approximately 44 percent lower than the average of the eleven months ended November 30, 2009, primarily because of an adjustment to property tax expense recorded in December.

General and administrative expense

General and administrative expense in December 2009 is approximately three times the average of the eleven months ended November 30, 2009. During bankruptcy, certain costs related to the reorganization and governance of the Company were classified as reorganization items; however, after emergence such costs were classified as general and administrative expenses.

Depreciation and amortization

Depreciation and amortization in December 2009 is approximately five times the average of the eleven months ended November 30, 2009. This increase is due primarily to the amortization of intangible assets recorded as part of fresh-start reporting. In addition, the increase reflects higher depreciation as a result of higher fixed asset values which also were recorded as part of fresh-start reporting.

Eleven Months ended November 30, 2009 versus 2008

Our business model for SemCrude changed dramatically from 2008 to 2009. As described below, our business transitioned from crude oil marketing activities to a fee for services business model. Until July 2008, SemCrude operated the Kansas and Oklahoma pipelines as a proprietary pipeline system whereby we utilized all of the capacity for ourselves. We also had access to Blueknight’s crude oil storage and pipeline capacity pursuant to a throughput agreement. We were engaged in crude oil marketing activities through the utilization of these and other third party gathering, storage, transportation or terminal assets. In this activity, we captured margin, and recognized revenue and expenses associated with the purchase and sale of crude oil. Imbedded in the margin recognized from the purchase and sale of crude oil was uplift from the gathering transportation, storage and blending of crude oil. However, we did not account for margin according to each activity. That is, the total margin was captured through our marketing activities and the purchase and sale of crude oil. During the Bankruptcy in 2008, we no longer had the ability to fund working capital to continue this crude oil marketing strategy and we abandoned this business model on or about July 2008. At that time, we began a transformation towards a fee for service business model whereby we provided midstream services to third parties for a fee. As a result and throughout the Bankruptcy, we provided transportation services on our pipeline assets through fee-based transportation contracts. We also provided storage services at Cushing, when operational, through fee-based contracts with third-parties.

Revenue

Revenue declined in 2009 to $257 million from $3,068 million in 2008. The decline reflects a change in our business model from one in 2008 which emphasized marketing and trading, to one in 2009 which was focused primarily on providing transportation and storage services for a fee. Marketing and trading activities tend to be high volume, low margin. In contrast, our transportation and storage activities tend to be relatively low volume, while generating higher margins.

The focus on transportation and storage was enhanced when the White Cliffs Pipeline began operation in June 2009 and as 4.2 million barrels of new Cushing storage capacity became available between February 2009 and January 2010.

Costs of products sold

Costs of products sold declined in 2009 to $179 million from $3,674 million in 2008. This decline is due to the shift from the emphasis on marketing and trading in 2008, to the focus on transportation and storage in 2009.

Operating expense

Operating expense declined in 2009 to $18 million from $295 million in 2008. This decline was due primarily to a write off of an account receivable in 2008 valued at $285 million (Westback). For additional information relating to the write off of this account receivable, refer to Note 26 of our consolidated financial statements beginning on page F-1 of this Form 10-K.

General and administrative expense

General and administrative expense decreased in 2009 to $7 million from $32 million in 2008. This decline is due primarily to a decrease in the allocation of corporate overhead reflecting a sharp drop in corporate overhead following bankruptcy.

Depreciation and amortization

Depreciation and amortization increased in 2009 to $11 million from $3 million in 2008. The increase is primarily due to the White Cliffs Pipeline which began operation in June of 2009.

SemStream

	Successor		Predecessor
(U.S. $ in thousands)	Year Ended December 31, 2010	One Month Ended December 31, 2009	Eleven Months Ended November 30, 2009	Year Ended December 31, 2008
Revenue	$718,296	$64,023	$428,859	$1,521,789

Expenses
Costs of products sold	690,970	75,593	425,470	1,683,156
Operating	9,074	1,642	9,006	9,776
General and administrative	9,511	1,435	5,410	3,028
Depreciation and amortization	6,764	509	4,813	4,981
Loss (gain) on disposal or impairment	(35)	—	—	26

Total expenses	716,284	79,179	444,699	1,700,967

Operating income (loss)	$2,012	$(15,156)	$(15,840)	$(179,178)

2010 versus Eleven Months ended November 30, 2009

Revenue

Revenue increased in 2010 to $718 million from $429 million in the eleven months ended November 30, 2009.

	Successor	Predecessor
	Year Ended December 31, 2010	Eleven Months Ended November 30, 2009
	($ in millions)
Product revenue	$820	$460
ASC 845-10-15	(119)	(10)

Net product revenue	701	450

Service revenue	2	2
Other	1	1
Net unrealized gain (loss) on derivatives	14	(24)

Total revenue	$718	$429

Product revenue increased in 2010 to $820 million from $460 million. Approximately 53 percent of the increase is due to volume and approximately 47 percent of the increase is due to higher sales prices.

ASC 845-10-15, “Nonmonetary Transactions,” requires certain transactions—those where inventory is purchased from a customer then resold to the same customer—to be presented in the income statement on a net basis. This results in a reduction of revenue and costs of products sold by the same amount, but has no effect on operating income (loss). However, changes in the level of such purchase and sale activity between periods can have an effect on the comparison between those periods. Revenue was reduced by $119 million and $10 million in 2010 and the eleven months ended November 30, 2009, respectively, in accordance with ASC 845-10-15.

Costs of products sold

Costs of products sold increased in 2010 to $691 million from $425 million in the eleven months ended November 30, 2009. Costs of products sold were reduced by $119 million and $10 million in 2010 and the eleven months ended November 30, 2009, respectively, in accordance with ASC 845-10-15. The increase in the costs of products sold is primarily a result of increased volume and higher product prices.

General and administrative expense

General and administrative expense increased in 2010 to $10 million from $5 million in the eleven months ended November 30, 2009. This increase is primarily the result of an increase in corporate overhead allocated to this reporting segment. The amount of corporate overhead allocated to this reporting segment increased because during bankruptcy certain costs related to the reorganization and governance of the Company were classified as reorganization items; however, after emergence such costs were classified as general and administrative expense. In addition, a portion of the increase is due to incentive compensation and restricted stock expense.

Depreciation and amortization

Depreciation and amortization increased in 2010 to $7 million from $5 million in the eleven months ended November 30, 2009. This increase is due primarily to the amortization of intangible assets recorded as part of fresh-start reporting.

December 2009 versus average of Eleven Months ended November 30, 2009

Revenue

Revenue in December 2009 is approximately 64 percent higher than the average of the eleven months ended November 30, 2009. Propane is the principal product sold. Propane sales are seasonal with most sales occurring in the winter heating season. In addition, the sales price of propane in December 2009 was approximately $1.20 per gallon which was the high for the year.

Costs of products sold

Costs of products sold in December 2009 was approximately 95 percent higher than the average of the eleven months ended November 30, 2009. As a result of fresh-start reporting, inventory was revalued from historical weighted average cost to current market value on November 30, 2009. This revaluation increased the costs of products sold in December by approximately $9 million over what would have otherwise been the case.

Operating expense

Operating expense in December 2009 is approximately double the average of the eleven months ended November 30, 2009. The increase is due primarily to bad debt expense recorded in December.

General and administrative expense

General and administrative expense in December 2009 is approximately three times the average of the eleven months ended November 30, 2009. During bankruptcy, certain costs related to the reorganization and governance of the Company were classified as reorganization items; however, after emergence such costs were classified as general and administrative expenses.

Eleven Months Ended November 30, 2009 versus 2008

Revenue

Revenue declined in 2009 to $429 million from $1,522 million in 2008. The total volume sold declined in 2009 to 11,772 million barrels from 28,159 million barrels in 2008. The primary product sold is propane. Propane volume sold in 2009 declined to 9,779 million barrels from 19,958 million barrels in 2008. In addition to the decline in propane sales volume, the 2009 sales volume of butane and iso-butane was also down sharply compared to 2008. The effect of decline in sales volume on 2009 revenue was amplified by propane prices, which were sharply lower for most of 2009 compared to 2008.

ASC 845-10-15, “Nonmonetary Transactions,” requires certain transactions—those where inventory is purchased from a customer then resold to the same customer—to be presented in the income statement on a net basis. This results in a reduction of sales revenue and costs of products sold by the same amount, but has no effect on operating income (loss). However, changes in the level of such purchase and sale activity between periods can have a material effect on the comparison between those periods. Revenue was reduced by $10 million and $223 million in 2009 and 2008, respectively, in accordance with ASC 845-10-15.

Costs of products sold

Costs of products sold declined in 2009 to $425 million from $1,683 million in 2008. The decline in costs of products sold reflects the decline in the volume sold. The effect of the decline in sales volume was amplified by propane prices, which were sharply lower for most of 2009 compared to 2008. The combination of the decline in volume and the lower prices resulted in a decrease in costs of products sold of $1,381 million. Also included in the costs of products sold for 2009 is a lower of cost or market adjustment of $5 million, compared to a $95 million adjustment in 2008.

Costs of products sold was reduced by $10 million and $223 million in 2009 and 2008, respectively, in accordance with ASC 845-10-15.

General and administrative

General and administrative expense increased in 2009 to $5 million from $3 million in 2008. The primary reason for this change is that 2008 expense included credits of approximately $2 million related to incentive compensation programs which were cancelled following the Bankruptcy.

SemLogistics

	Successor		Predecessor
(U.S. $ in thousands)	Year Ended December 31, 2010	One Month Ended December 31, 2009	Eleven Months Ended November 30, 2009	Year Ended December 31, 2008
Revenue	$38,371	$3,297	$33,393	$40,731

Expenses
Costs of products sold	—	11	565	704
Operating	8,406	657	7,186	9,318
General and administrative	5,286	575	4,353	4,969
Depreciation and amortization	7,881	655	8,615	10,362
Loss on disposal or impairment	—	—	—	35

Total expenses	21,573	1,898	20,719	25,388

Operating income (loss)	$16,798	$1,399	$12,674	$15,343

2010 versus Eleven Months ended November 30, 2009

Revenue

Revenue increased in 2010 to $38 million from $33 million in the eleven months ended November 30, 2009. This increase is due primarily to a larger volume of products in storage in 2010 compared to 2009. In addition, storage fees and terminalling revenues were higher in 2010 compared to 2009.

General

In every category of expense, the amounts for the year 2010 are roughly equivalent to those of the eleven months ended November 30, 2009.

December 2009 versus average of Eleven Months ended November 20, 2009

General

In each case, the December 2009 amount is roughly equivalent to the average of the eleven months ended November 30, 2009.

Eleven Months ended November 30, 2009 versus 2008

Revenue

Revenue decreased in 2009 to $33 million from $41 million in 2008. This decrease is due to a decline in the exchange rate of British pounds to U.S. dollars, which more than offset the combination of an 18 percent increase in storage capacity used and a 5 percent increase in storage rates.

Expenses

Operating, general and administrative and depreciation and amortization expenses each declined slightly in 2009 compared to 2008. This decline is a result of a decline in the exchange rate of British pounds to U.S. dollars during the period.

SemCAMS

	Successor		Predecessor
(U.S. $ in thousands)	Year Ended December 31, 2010	One Month Ended December 31, 2009	Eleven Months Ended November 30, 2009	Seven Months Ended July 31, 2008
Revenue	$144,754	$12,930	$—	$326,677

Expenses
Costs of products sold	67	—	—	204,512
Operating	95,072	11,345	—	90,394
General and administrative	18,942	1,726	—	13,424
Depreciation and amortization	9,556	962	—	19,785
Loss (gain) on disposal or impairment	(14)	23,119	—	—

Total expenses	123,623	37,152	—	328,115

Operating income (loss)	$21,131	$(24,222)	$—	$(1,438)

General

On July 22, 2008, the Company filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Also on July 22, 2008, the Company’s Canadian subsidiaries filed applications for creditor protection in Canada under the Companies’ Creditors Arrangement Act. As a result of the Bankruptcy petitions, the Company lost control of this subsidiary and it was deconsolidated on that date. The Company regained control of this subsidiary upon emergence from the Bankruptcy on November 30, 2009, and consolidated this subsidiary again beginning on that date.

As a result of the deconsolidation between July 22, 2008, and the reconsolidation on November 30, 2009, it is not possible to make any meaningful comparisons of results of operations for the periods presented.

December 2009

Loss on disposal or impairment

During December 2009, SemCAMS committed to a plan to cease processing sour gas at one of its facilities based on a decision by a customer to send its sour gas to a different SemCAMS processing facility. As a result, SemCAMS recorded a reduction of $18 million to the value of property, plant and equipment and a $5 million increase to the related asset retirement obligation.

SemMexico

	Successor		Predecessor
(U.S. $ in thousands)	Year Ended December 31, 2010	One Month Ended December 31, 2009	Eleven Months Ended November 30, 2009	Year Ended December 31, 2008
Revenue	$149,557	$12,079	$167,063	$250,705

Expenses
Costs of products sold	129,449	10,242	144,142	218,867
Operating	4,742	1,142	3,983	5,328
General and administrative	10,352	1,310	7,129	11,834
Depreciation and amortization	6,183	304	2,942	3,131
Loss (gain) on disposal or impairment	8,837	—	—	(38)

Total expenses	159,563	12,998	158,196	239,122

Operating income (loss)	$(10,006)	$(919)	$8,867	$11,583

2010 versus Eleven Months ended November 30, 2009

Revenue

Revenue decreased in 2010 to $150 million from $167 million in the eleven months ended November 30, 2009. Lower volume reduced revenue by $38 million and was partially offset by higher prices, which increased revenue by $21 million. The decline in volume reflects weak demand as a result of a slowdown in the issuance of government contracts for road construction projects in Mexico.

Costs of products sold

Costs of products sold decreased in 2010 to $129 million from $144 million in the eleven months ended November 30, 2009. The decrease in the costs of products sold reflects a decline in volume offset, in part, by higher prices.

General and administrative

General and administrative expense increased in 2010 to $10 million from $7 million in the eleven months ended November 30, 2009. This increase is due primarily to an allocation of corporate overhead. Prior to emergence from bankruptcy, no corporate overhead was allocated to this business segment. Upon emergence, the decision was made to include SemMexico as a recipient of the allocation of corporate overhead.

Depreciation and amortization

Depreciation and amortization increased in 2010 to $6 million from $3 million in the eleven months ended November 30, 2009. This increase is primarily due to intangible asset values which were written up as a result of fresh-start reporting.

Loss on disposal or impairment

During the 2010 annual test of goodwill for impairment, it was determined that goodwill for this reporting segment was impaired by approximately $9 million. This impairment is due primarily to a slowdown in road construction projects in Mexico.

December 2009 versus average of Eleven Months ended November 30, 2009

Revenue

Revenue in December 2009 is approximately 20 percent lower than the average of the eleven months ended November 30, 2009. The primary reason for the decline in volume is that December is usually a low volume month due to the holiday season. In addition, prices were down approximately 4 percent compared to the eleven month average primarily as a result of product mix.

Costs of products sold

Costs of products sold in December 2009 is approximately 22 percent lower than the average of the eleven months ended November 30, 2009. This decline is primarily related to volume as explained above.

Operating expense

Operating expense in December 2009 is approximately three times the average of the eleven months ended November 30, 2009. The increase is due primarily to bad debt expense recorded in December.

General and administrative expense

General and administrative expense in December 2009 is approximately twice the average of the eleven months ended November 30, 2009. This increase is due primarily to an allocation of corporate overhead. Prior to emergence from bankruptcy, no corporate overhead was allocated to this business segment. Upon emergence, the decision was made to include SemMexico as a recipient of the allocation of corporate overhead.

Eleven Months ended November 30, 2009 versus 2008

Revenue

Revenue decreased in 2009 to $167 million from $251 million in 2008. The decline is attributable to a decrease in the volume sold and lower costs, as a result of the devaluation of the Mexican peso.

Costs of products sold

Costs of products sold decreased in 2009 to $144 million from $219 million in 2008. The decline is attributable to a decrease in the volume sold and lower costs, as a result of the devaluation of the Mexican peso.

General and administrative expense

General and administrative expense decreased in 2009 to $7 million from $12 million in 2008. This decrease is a result of a decrease in headcount following the Bankruptcy and the devaluation of the Mexico peso.

SemGas

	Successor		Predecessor
(U.S. $ in thousands)	Year Ended December 31, 2010	One Month Ended December 31, 2009	Eleven Months Ended November 30, 2009	Year Ended December 31, 2008
Revenue	$75,790	$6,644	$55,230	$115,271

Expenses
Costs of products sold	50,800	4,495	37,700	108,127
Operating	6,342	921	9,002	10,097
General and administrative	6,626	975	4,371	3,383
Depreciation and amortization	5,480	427	8,296	13,216
Loss on disposal or impairment	12	—	13,625	65,487

Total expenses	69,260	6,818	72,994	200,310

Operating income (loss)	$6,530	$(174)	$(17,764)	$(85,039)

2010 versus Eleven Months ended November 30, 2009

Revenue

Revenue increased in 2010 to $76 million from $55 million in the eleven months ended November 30, 2010. This increase is due almost entirely to price as volume is flat between the periods.

Costs of products sold

Costs of products sold increased in 2010 to $51 million from $38 million in the eleven months ended November 30, 2009. The increase is due to higher prices of natural gas processed in 2010 compared to 2009. The change in volume between the periods is immaterial.

Operating expense

Operating expense decreased in 2010 to $6 million from $9 million in the eleven months ended November 30, 2009. This decline reflects a reduction in compression costs, property taxes, various field costs such as electricity and lubricants and the collection of an account receivable which had been fully reserved.

General and administrative expense

General and administrative expense increased in 2010 to $7 million from $4 million in the eleven months ended November 30, 2009. The amount of corporate overhead allocated to this reporting segment increased because during bankruptcy certain costs related to the reorganization and governance of the Company were classified as reorganization items; however, after emergence such costs were classified as general and administrative expense. In addition, incentive compensation expense contributed to the increase in general and administrative expense.

Depreciation and administrative expense

Depreciation and amortization expense decreased in 2010 to $5 million from $8 million in the eleven months ended November 30, 2009. This reduction reflects higher asset valuations in 2009 prior to the write down of certain assets in November 2009.

December 2009 versus average of Eleven Months ended November 30, 2009

Revenue

Revenue in December 2009 is approximately 32 percent higher than the average of the eleven months ended November 30, 2009. This increase is a result of significantly higher sales prices in December offset in part, by lower volumes of natural gas processed in December.

Costs of products sold

Costs of products sold in December 2009 was approximately 31 percent higher than the average of the eleven months ended November 30, 2009. This increase is a result of significantly higher purchase prices in December offset, in part, by lower volumes of natural gas processed in December.

General and administrative expense

General and administrative expense in December 2009 is approximately two and a half times the average of the eleven months ended November 30, 2009. During bankruptcy, certain costs related to the reorganization and governance of the Company were classified as reorganization items; however, after emergence such costs were classified as general and administrative expenses.

Eleven Months ended November 30, 2009 versus 2008

Revenue

Revenue decreased in 2009 to $55 million from $115 million in 2008. Decreases in third party revenue of $89 million and revenue from trading of $7 million were only partially offset by the fact that there were no derivative mark to market losses in 2009 compared to $38 million of such losses in 2008. The decline in third party revenue is a result of decreases in the volume of natural gas processed in 2009 compared to 2008 and this decline was amplified by lower natural gas prices in 2009.

Costs of products sold

Costs of products sold decreased in 2009 to $38 million from $108 million in 2008. This decline is a result of a decrease in the volume of natural gas processed in 2009 compared to 2008 and the effect of the volumetric decrease was amplified by a decrease in natural gas prices.

General and administrative expense

General and administrative expense increased in 2009 to $4 million from $3 million in 2008. This increase is primarily a result of an increase in the allocation of corporate overhead.

Depreciation and amortization

Depreciation and amortization expense decreased in 2009 to $8 million from $13 million in 2008. This decrease is due primarily to a decrease of $6 million of amortization expense related to intangibles which were written off in 2008. This decrease was offset, in part, by an increase in depreciation expense related to assets capitalized in 2009.

Asset impairment

The asset impairment of $14 million recorded in 2009 relates to certain natural gas gathering and processing assets that had been idled or were operating at low utilization rates.

Other and Eliminations

	Successor		Predecessor
(U.S. $ in thousands)	Year Ended December 31, 2010	One Month Ended December 31, 2009	Eleven Months Ended November 30, 2009	Year Ended December 31, 2008
Revenue	$257,712	$44,340	$(40,241)	$1,383,697

Expenses
Costs of products sold	245,263	43,378	(42,409)	1,317,371
Operating	4,306	151	414	55,502
General and administrative	25,995	(21)	15,549	37,591
Depreciation and amortization	7,375	997	3,430	32,520
Loss on disposal or impairment	89,355	—	—	3,307

Total expenses	372,294	44,505	(23,016)	1,446,291

Operating loss	$(114,582)	$(165)	$(17,225)	$(62,594)

Other and Eliminations is not an operating segment. This table is included to permit the reconciliation of segment information to that of the consolidated Company. We sold the property, plant and equipment of SemCanada Crude during fourth quarter 2010 and began winding down its operations. SemCanada Crude ceased to be an operating segment during fourth quarter 2010, and its results of operations for the year ended December 31, 2010, the month ended December 31, 2009, and the year ended December 31, 2008 are included in the table above. The results of operations of SemCanada Energy and SemGroup Energy Partners for the year ended December 31, 2008 are also included in the table above, as they never represented segments of the reorganized SemGroup.

Liquidity and Capital Resources

Sources and Uses of Cash

Revolving Credit Facility

On November 30, 2009, we entered into a $500 million revolving credit facility (as amended, the “Credit Facility”). The Credit Facility is comprised of a $182.6 million funded letter of credit tranche (the “Prefunded Tranche”), with an Original Issuance Discount (the “OID”) of $9.6 million and a $307.8 million revolving credit tranche (the “Revolving Tranche”) that can be utilized for both letters of credit and cash loans. Cash loans can be used for product purchases, margin requirements and general corporate purposes; however, cash loans are limited to $150 million. The Credit Facility availability is based on eligible receivables and inventory, calculated through a borrowing base every ten days. As of December 31, 2010, our consolidated borrowing base was $313.6 million. Following the reduction for outstanding cash loans, letters of credit, the OID, concentration deduction and contractual availability deduction of $9.0 million, $129.6 million, $3.9 million, $0.0 million and $25.0 million, respectively, our borrowing base availability was $146.1 million on December 31, 2010.

In April 2010, we amended the Credit Facility to reduce the Prefunded Tranche by $40 million and to increase the Revolving Tranche by $40 million. On September 29, 2010, approximately $23.0 million of the proceeds from the closing of the sale of ownership interests in the White Cliffs Pipeline pursuant to the exercise of certain purchase options by two shippers that had entered into throughput agreements with us was used to pay down principal outstanding under the Credit Facility. In November 2010, we voluntarily reduced the Credit Facility by $141 million. Additionally, in December 2010, we completed the sale of the property, plant and equipment of the SemCanada Crude segment. In connection with this sale, we made a mandatory reduction to the Credit Facility by $9 million based on the proceeds received. Also, in December 2010, we reallocated $27.8 million from the Prefunded Tranche to the Revolving Tranche. Both the reductions and the reallocations to the Credit Facility ratably reduced the Prefunded and Revolving Tranches.

The Credit Facility is secured by all working capital and fixed assets of SemCrude, SemStream, SemCAMS, SemGas and SemCrude Pipeline (the “Loan Parties). The Credit Facility matures November 30, 2012.

The Credit Facility incorporates the following pricing by facility type and is paid monthly:

•	The Prefunded Tranche bears interest at a margin rate of 7.00%, plus the difference between a 1.50% LIBOR floor and the LIBOR interest earned on the Prefunded Tranche.

•

The OID bears interest at either (a) the greater of: (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, (iii) three-month LIBOR plus 1.50%, or (iv) base floor of 2.50%; plus the interest-rate margin of 6.00%; or at our option (b) the greater of: (i) LIBOR and (ii) 1.50%; plus the interest-rate margin of 7.00%.

•

Revolving cash loans under the Revolving Tranche bear interest at either (a) the greater of: (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, (iii) three-month LIBOR plus 1.50% or (iv) base floor of 2.50%; plus the interest-rate margin of 5.50%; or at our option (b) the greater of: (i) LIBOR and (ii) 1.50%; plus the interest-rate margin of 6.50%.

•	Letters of credit under the Revolving Tranche bear a margin rate of 6.50%.

•	Letters of credit issued are subject to a fronting fee of .15% and .50% for the Prefunded Tranche and the Revolving Tranche, respectively.

•	Lenders receive commitment fees based on the unused portion of the Revolving Tranche ranging from 1.50% to 2.50% and 7.00% on the Prefunded Tranche.

As of December 31, 2010, the interest rate applicable to the Prefunded Tranche and the Revolving Tranche cash loans was 8.21% and 8.75%, respectively. As of December 31, 2009, the interest rate applicable to the Prefunded Tranche and the Revolving Tranche cash loans was 8.26% and 8.75%, respectively.

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

The Credit Facility also requires that we maintain certain financial ratios as follows:

Fiscal Month Ending	Minimum Working Capital Consolidated Net (in millions)	Minimum Cash Interest Ratio Coverage	Minimum Tangible Capital Base (in millions)	Maximum Consolidated Leverage Ratio	Maximum Net Funded Debt to EBITDA	Minimum Cumulative EBITDA (in millions)
December 31, 2009 and thereafter	$150		$625	2.00 : 1.00
December 31, 2009						$2
January 31, 2010						$9
February 28, 2010						$16.50
March 31, 2010		1.15				$20.50
April 30, 2010		1.15				$27.50
May 31, 2010		1.15				$34.50
June 30, 2010		1.15				$40.50
July 31, 2010		1.30			4.70
August 31, 2010		1.30			4.70
September 30, 2010		1.30			4.70
October 31, 2010		1.30			4.70
November 30, 2010		1.30			4.20
December 31, 2010		1.30			4.20
2011		1.50 - 1.70			3.50 - 3.05
2012		1.85 - 1.90			3.05

The computation of these ratios is governed by the specific terms of the Credit Facility and may not be comparable to other similarly titled measures computed for other purposes or by other companies. Minimum consolidated net working capital is the Loan Parties’ current assets minus current liabilities and any outstanding cash loans under the Credit Facility. Minimum cash interest ratio coverage is the ratio of the Loan Parties’ adjusted EBITDA to consolidated cash interest expense over the last twelve months. The minimum tangible capital base is the consolidated SemGroup entities’ equity, less goodwill and intangible asset balances. The maximum leverage ratio is the ratio of the Loan Parties’ total debt to adjusted EBITDA over the last twelve months. Maximum net funded debt to EBITDA is the ratio of the Loan Parties’ total debt, less excess cash to adjusted EBITDA. Minimum cumulative EBITDA is the cumulative adjusted EBITDA of the Loan Parties. In general, under the terms of our Credit Facility, adjusted EBITDA is calculated by the Loan Parties’ consolidated net income (loss), plus interest expense, income taxes, depreciation and amortization, other non-cash expenses, any net gain or loss from a capital asset disposition and any unusual or non-recurring losses or charges. In addition, EBITDA is adjusted to record inventory at market price, normal purchase and sales contracts market value and the market value of transportation and storage agreements. As of December 31, 2010, we were in compliance with our covenants under the Credit Facility.

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

The terms of the Credit Facility do not prohibit the payment of a dividend; however, the restrictions are such that it is unlikely that a dividend could be paid. The terms include criteria that must be met before a dividend can be declared and paid. One of the required conditions is that no borrowings may be outstanding at the time a dividend is declared or paid. It is impossible for the Company to forecast its future cash needs with sufficient precision to meet that constraint. Furthermore, other restrictions related to the Credit Facility’s borrowing base and the Company’s cash flow present additional obstacles to the payment of dividends. As a result, the Company currently does not contemplate paying a dividend.

Second Lien Term Loan Facility

Pursuant to our plan of reorganization, we entered into a $300 million second lien term loan facility (the “Term Loan Facility”). The Term Loan Facility is a recovery mechanism for the pre-petition secured lenders. We did not receive any funds from the Term Loan Facility nor will any funds be received in the future. The Term Loan Facility is secured with a second lien on all the assets secured by the Credit Facility. As of December 31, 2010 and December 31, 2009, the principal amount outstanding under the Term Loan Facility was $308.7 million and $300.0 million, respectively. On September 29, 2010, approximately $10.5 million of the proceeds from the closing of the sale of ownership interests in the White Cliffs Pipeline pursuant to the exercise of certain purchase options by two shippers that had entered into throughput agreements with us was used to pay down principal outstanding under the Term Loan Facility.

The principal amount outstanding under the Term Loan Facility will bear interest at a fixed cash interest rate of 9.00% and is paid on a quarterly basis beginning June 30, 2010. We have the option to PIK the interest through December 31, 2011, in which case the rate will be increased from 9.00% to 11.00% for any such PIK interest. The Credit Facility may preclude us from making a cash interest payment and require us to PIK. In the event the option to PIK interest is either elected or required, the deferred interest will be payable November 30, 2014. We have the option of prepaying in whole or in part with no penalty. The loan made under the Term Loan Facility matures and is due in full November 30, 2016.

We elected to PIK the interest on the Term Loan Facility that was due on June 30, 2010 for interest incurred during the seven-month period then ended. All conditions were met that would have allowed us to pay cash interest; however, we elected to PIK to maximize flexibility and allow us to pursue opportunities that we expect to provide an attractive return on investment. We elected to pay cash interest on the Term Loan facility that was due on September 30, 2010 and December 31, 2010, for interest expense of $7 million and $7 million, respectively, incurred during each of the three-month periods then ended.

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

SemCrude Pipeline, L.L.C. Term Loan Facility

On November 30, 2009, we entered into a $125 million SemCrude Pipeline, L.L.C. (“SemCrude Pipeline”) term loan facility (the “SCPL Term Loan Facility”). The proceeds were used to refinance SemCrude Pipeline’s pre-petition term loan and pay the associated closing costs. The SCPL Term Loan Facility was secured by SemCrude Pipeline’s equity interest in White Cliffs Pipeline, L.L.C. As of December 31, 2010 and December 31, 2009, the principal amount outstanding under the SCPL Term Loan Facility was $0.0 million and $119.1 million, respectively. On September 29, 2010, approximately $107.3 million of the proceeds from the closing of the sale of ownership interests in the White cliffs Pipeline pursuant to the exercise of certain purchase options by two shippers that had entered into throughput agreements with us was used to pay down all principal outstanding and accrued interest under the SCPL Term Loan Facility. No principal or accrued interest remains outstanding under the SCPL Term Loan Facility and the SCPL Term Loan Facility has been terminated.

Loans made under the SCPL Term Loan Facility accrued interest at either (a) the greater of: (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, or (iii) base floor of 2.50%; plus the interest-rate margin of 5.00%; or at our option (b) the greater of: (i) LIBOR and (ii) 1.50%; plus the interest-rate margin of 6.00%. Interest payments were made monthly.

As of December 31, 2009, the interest rate applicable to loans made under the SCPL Term Loan Facility was 8.25%.

SemCrude Pipeline was required to make quarterly principal payments of $3.5 million. In addition, the SCPL Term Loan Facility required principal payments based on excess cash flows as defined in the agreement.

SemLogistics Credit Facility

SemLogistics entered into a credit agreement in December 2010, which includes a £15 million term loan and a £15 million revolving credit facility ($23.2 million each, at December 31, 2010 exchange rates). The facility is secured by the assets of SemLogistics Milford Haven Limited. The proceeds from this new facility were used to retire SemLogistics’ previous facility.

The term loan is to be repaid with quarterly payments of £250,000 during 2013, quarterly payments of £750,000 during 2014 and 2015, and a final payment of £8,750,000 on December 31, 2015. SemLogistics has the right to make early principal payments without incurring any penalties for early repayment.

The revolving credit facility can be utilized either for cash borrowings or letters of credit. Borrowings under the revolving facility may be repaid at any time up to the expiration of the facility on December 31, 2015. At December 31, 2010, $1.0 million of cash borrowings were outstanding under the revolving facility and no letters of credit were utilized.

Interest is charged on both the term loan and the revolving loans (including letters of credit) at a floating rate, which is calculated as the London Interbank Offered Rate (“LIBOR”) plus a margin that ranges from 1.75% to 2.5%, depending on whether SemLogistics meets certain financial ratios specified in the agreement. The interest rate in effect at December 31, 2010 was 2.5%, which was calculated as 1.75% plus the LIBOR rate of 0.75%. Interest on the term loan and revolving facility are payable when the elected LIBOR term expires. In addition, a commitment fee of 0.50% is charged on any unused commitments under the facility and is payable quarterly. SemLogistics also paid fees of $1.3 million upon inception of the facility, which were recorded to other noncurrent assets and are being amortized over the life of the facility.

During February 2011, we entered into three interest swap agreements totaling £7.5 million. We pay a fixed rate on the swaps of 2.49% and they expire on March 31, 2014. We entered into these swaps to offset a portion of the variable interest rate payments due on the term loan. We receive a floating rate equal to the three month LIBOR on the same notional amount. The swaps notional amount declines to £7 million during the last year.

The facility contains covenants, which, among other things, restrict the ability of SemLogistics to incur additional indebtedness, create liens on assets, make investments, restricted payments, loans or advances, dispose of assets, or change the nature of its business. The facility contains covenants that require SemLogistics to maintain certain financial ratios specified in the agreement. At December 31, 2010, SemLogistics was in compliance with the covenants.

SemLogistics used the proceeds from the current term loan to retire its previous credit agreement, which it had entered into on November 30, 2009. The previous facility bore interest at a floating rate, which was calculated as LIBOR plus 5.5% (or 6.0%, if a specified financial target was not met). In addition, SemLogistics paid $2.1 million of fees to the lender at the inception of the agreement. SemLogistics recorded $4.0 million of interest expense during the year ended December 31, 2010 and $0.4 million of interest expense during the month ended December 31, 2009, including the amortization of debt issuance costs.

SemMexico Revolving Credit Facilities

During 2011, SemMexico entered into a revolving credit agreement. This facility allows SemMexico to borrow up to 56 million Mexican pesos (U.S. $4.5 million at the December 2010 exchange rate) at any time during the term of the facility, which matures in February 2012. Borrowings are unsecured and bear interest at the bank prime rate in Mexico plus 1.7%. The bank prime rate in Mexico was 4.875% at December 31, 2010. The facility also includes letter of credit capacity of 184 million Mexican pesos (U.S. $14.8 million at the December 2010 exchange rate). This facility replaced a similar facility that was scheduled to mature in March 2011.

During 2010, SemMexico entered into a credit agreement. This facility allows SemMexico to borrow up to 80 million Mexican pesos (U.S. $6.5 million at the December 2010 exchange rate) at any time through June 2011. If we borrow on this facility, the borrowings will be required to be repaid over a three-year period. Borrowings are unsecured and bear interest at the bank prime rate in Mexico plus 1.5%. No balances were outstanding under this facility at December 31, 2010.

Liquidity—Sources and Uses

Our primary sources of liquidity are cash flows generated from our operating activities and borrowing capacity under our Credit Facility. Our primary liquidity requirements are working capital, debt service, contractual obligations and capital expenditures. The consolidated cash balance on December 31, 2010 was approximately $90 million. Of this amount, approximately $60 million was held in Canada and may be subject to tax if transferred to the United States. We expect to have adequate liquidity to fund our liquidity requirements over the foreseeable future from cash flows generated from operating activities and available borrowing capacity under our Credit Facility.

The following table summarizes our changes in cash for the periods presented:

	Successor		Predecessor
(U.S. $ in thousands)	Year Ended December 31, 2010	One Month Ended December 31, 2009	Eleven Months Ended November 30, 2009	Year Ended December 31, 2008
Statement of cash flow data:
Cash flows provided by (used for):
Operating activities	$122,567	$(3,193)	$(549,452)	$48,494
Investing activities	121,243	(7,968)	5,017	(438,182)
Financing activities	(191,756)	(13,978)	6,339	991,997

Subtotal	52,054	(25,139)	(538,096)	602,309

Effect of exchange rate on cash and cash equivalents	(3,812)	(642)	444	(30,284)

Change in cash and cash equivalents	$48,242	$(25,781)	$(537,652)	$572,025

Operating Activities

For the year ended December 2010, we had positive cash flows from operations of $122.6 million. A net loss of $132.1 million included non-cash expenses of $192.2 million. The primary non-cash expense was $105.1 million of loss on disposal or impairment of long-lived assets. Of this amount, $91.8 related to the impairment of goodwill and intangible assets in Canada and an additional $8.9 million related to the impairment of goodwill of our Mexican subsidiary. Changes in assets and liabilities increased operating cash flows by $62.4 million. The changes in assets and liabilities include a decrease in restricted cash of $182.9 million. The decrease in restricted cash of $182.9 million primarily reflects payments to pre-petition creditors. This is offset by the $217.5 million decrease in payables to pre-petition creditors as a result of payments to those creditors. The remaining elements in the changes in assets and liabilities net to positive cash flow of $97.0 million.

In the month of December 2009, we had negative cash flows from operations of $3.2 million. A net loss of $37.9 million was partially offset by non-cash expenses of $34.5 million. The most significant non-cash expense was $23.1 million which related to the impairment of a Canadian gas plant. Changes in assets and liabilities further offset the loss by $0.2 million. The most significant elements in the changes in assets and liabilities include a decrease in other current assets of $31.8 million, an increase in restricted cash of $36.9 million and a decrease in payables to pre-petition creditors of $26.8 million. The remaining elements in the changes in assets and liabilities net to positive $32.1 million.

The decrease in other current assets of $31.8 million occurred as prepaid deposits were returned to the Company by various vendors. The increase in restricted cash of $36.9 million (restricted for settlement of pre-petition claims) reflects collections of accounts receivable related to discontinued operations as well as recoveries of prepaid deposits. The decrease in payables to pre-petition creditors is a result of payments to those creditors.

For the eleven months ended November 2009, we had negative cash flows from operations of $549.5 million. Net income of $3,394.1 million was offset by non-cash adjustments of $4,173.4 million, $4,266.6 million of which related to plan of reorganization effects and fresh-start reporting and other positive non-cash adjustments netting to $93.2 million. Changes in assets and liabilities reduced that offset by $230.0 million, including a decrease in accounts receivable of $318.7 million, a decrease in accounts payable and accrued liabilities of $106.4 million and a decrease in inventory of $34.8 million. The remaining elements in the changes in assets and liabilities net to positive $17.7 million. The decrease in accounts receivable of $318.7 million reflects the resolution of many disputes with customers who contested the receivables as a result of the Bankruptcy. Ultimately these receivables were collected, settled or written off.

The decrease of $106.4 million in accounts payable and accrued liabilities also reflects the resolution of certain disputes with customers. As part of the resolution of these disputes, certain of our accounts payable were netted against our receivables from these customers.

The decrease in inventory of $34.8 million primarily reflects a $69 million decrease at SemMaterials (a discontinued operation); a $10 million decrease at SemFuel (a discontinued operation); offset by a $41 million increase at SemStream.

Investing Activities

For the year ended December 2010, we had positive cash flows of $121.2 million, primarily as a result of $140.8 million received from the sale of interests in White Cliffs. Cash outflows of $48.5 million in capital expenditures were partially offset by $24.5 million of proceeds received from the sale of assets.

In the month of December 2009, we had net outflows of $8.0 million, primarily as a result of $7.7 million in capital expenditures.

For the eleven months ended November 2009, we had net inflow of $5.0 million, primarily as a result of $75.5 in proceeds from sales of assets of discontinued operations and the cash effect of reconsolidating our Canadian subsidiaries, offset in part by capital expenditures of $90.4 million. These capital expenditures relate primarily to storage tanks at Cushing and the White Cliffs Pipeline.

Financing Activities

For the year ended December 2010, we had net outflows of $191.8 million, primarily as a result of $348.7 million of principal payments on debt offset in part by $159.2 million in borrowings.

In the month of December 2009, we had net outflows of $14 million as a result of principal payments on debt.

For the eleven months ended November 2009, we had net inflows of $6.3 million, primarily as a result of net borrowings of $12.7 million offset in part by $6.2 million in payment of debt issuance costs.

Off-Balance Sheet Arrangements

We do not use any off-balance sheet arrangements to enhance our liquidity and capital resources, or for any other purpose.

Capital Expenditures

The budget for capital expenditures in 2011 is $80 million, including $45 million for strategic projects, $34 million for maintenance projects and $1 million for environmental and regulatory projects.

Commitments

Contractual Obligations

In the ordinary course of business we enter into various contractual obligations for varying terms and amounts. The following table includes our non-cancelable contractual obligations as of December 31, 2010, and our best estimate of the period in which the obligation will be settled (in U.S. $ thousands):

	2011		2012	2013	2014	2015	Thereafter
Long-term debt (1)	$—		$15,412	$1,547	$13,294	$18,101	$300,000
Interest (1)	45,898		44,493	28,661	28,593	28,476	25,596
Capital leases	12		13	14	15	16	19
Operating leases	3,894		3,799	3,520	3,244	2,064	14,830
Purchase commitments	361,520		—	—	—	—	—
Payables to pre-petition creditors	75,964	(2)	—	—	—	—	—

Total	$487,288		$63,717	$33,742	$45,146	$48,657	$340,445

(1)	Assumes interest rates, fee rates and letters of credit and loans outstanding are as of December 31, 2010, and remain constant thereafter until maturity except for required principal payments.
(2)	Of this amount, $61.9 million is held in a cash account which is restricted for this purpose. The remaining amount is associated with certain accounts receivable, and other current assets. Proceeds received from these assets will be remitted to pre-petition creditors.

In addition to the items in the table above, we have entered into various operational commitments and agreements related to pipeline operations and to the marketing, transportation, terminalling and storage of petroleum products. We have also entered into two agreements under which we are obligated to purchase all of the propane produced by a third-party refinery at a price that floats based on market rates. During 2010, we purchased $30.8 million of propane under these agreements. We also have agreements to purchase all of the natural gas liquids produced by certain third-party leaseholds at prices that float based on market rates. During 2010, we purchased $77.3 million of natural gas liquids under these agreements. We have also entered into certain petroleum products derivative instruments, which have a net fair value of $(9.8) million (loss position) at December 31, 2010.

We have the right under the Term Loan Facility to defer certain interest payments. We elected to defer the interest payment that was due on June 30, 2010 for interest incurred during the seven-month period then ended. Because of this deferral, interest was charged at 11% during this period, instead of at 9%. We recorded an additional $3.5 million of interest expense in June 2010 to reflect the change in the interest rate upon making the decision to defer the interest payment.

Letters of Credit

In connection with our purchasing activities, we provide certain suppliers and transporters with irrevocable standby letters of credit to secure our obligation for the purchase of petroleum products. Our liabilities, with respect to these purchase obligations, are recorded as accounts payable on our balance sheet in the month the petroleum products are purchased. Generally, these letters of credit are issued for 70-day periods (with a maximum of 364-day periods) and are terminated upon completion of each transaction. At December 31, 2010 and December 31, 2009, we had outstanding letters of credit of approximately $129.6 million and $117.3 million, respectively.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operation are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements and related disclosures requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates and judgments that affect the reported amount of assets, liabilities, revenue, expenses and related disclosures of contingent assets and liabilities. The application of these policies involves judgments regarding future events, including the likelihood of success of particular projects and legal and regulatory challenges. These judgments, in and of themselves, could materially affect the financial statements and disclosures based on varying assumptions, which may be appropriate to use. In addition, the financial and operating environment may also have a significant effect, not only on the operation of the business, but on the results reported through the application of accounting measures used in preparing the financial statements and related disclosures, even if the nature of the accounting policies have not changed.

On an on-going basis, we evaluate these estimates using historical experience, consultation with experts and other methods we consider reasonable. Actual results may differ substantially from our estimates. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

Our significant accounting policies are summarized in Note 3 of our consolidated financial statements beginning on page F-1 of this Form 10-K. We identify our critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and results of operations, and that require the most difficult, subjective and complex judgments by management regarding estimates about matters that are inherently uncertain.

Accounting Policy	Judgment/Uncertainty Affecting Application
Fresh Start Reporting and Reorganization Value	Determination of reorganization value Allocation of the reorganization value to our assets based on their fair values

Derivative Instruments

Assumptions used in valuation techniques

Market maturity and economic conditions

Contract interpretation

Market conditions in the energy industry, especially the effects of price volatility on contractual commitments

Income Taxes and Valuation Allowance for Deferred Tax Assets

Ability to withstand legal challenges of tax authority decisions or appeals

Anticipated future decisions of tax authorities

Application of tax statutes and regulations to transactions

Ability to use tax benefits carry forwards to future periods

Impairment of Long Lived Assets	Recoverability of investment through future operations Regulatory and political environments and requirements Estimated useful lives of assets
Environmental obligations and operational limitations Estimates of future cash flows Estimates of fair value Judgment about triggering events

Goodwill and Other Intangible Assets	Estimated useful lives for finite lived intangible assets Judgment about impairment triggering events Identification of reporting units Estimates of reporting unit’s fair value

Contingencies	Estimated financial impact of event Judgment about the likelihood of event occurring Regulatory and political environments and requirements

Fresh-Start Reporting and Reorganization Value

As part of our emergence from the Bankruptcy on November 30, 2009, we implemented fresh-start reporting in accordance with ASC 852, “Reorganizations.” Accordingly, our assets, liabilities and equity were adjusted to fair value. Our consolidated financial statements for periods subsequent to November 30, 2009, reflect a new basis of accounting and are not comparable to our historical consolidated financial statements for periods prior to November 30, 2009.

Under fresh-start reporting, a reorganization value is determined and allocated to our net assets based on their relative fair values in a manner similar to the accounting provisions applied to business combinations under ASC 805, “Business Combinations.” Adjustments necessary to state our balance sheet accounts at fair value were made based on the work of management, financial consultants and independent appraisals. The estimates and assumptions used to derive the reorganization value and the allocation of that value to assets is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. Modification to these assumptions could have significantly changed the reorganization value and the resultant fair values of our assets.

Derivative Instruments

We follow the guidance of ASC 815, “Derivatives and Hedging,” to account for derivative instruments. ASC 815 requires us to mark-to-market all derivative instruments on the balance sheet, and recognize changes in the fair value of non-hedge derivative instruments immediately in earnings. In certain cases, we may apply hedge accounting to our derivative instruments. The criteria used to determine if hedge accounting treatment is appropriate are: (i) the designation of the hedge to an underlying exposure; (ii) whether the overall risk is being reduced; and (iii) if there is a correlation between the fair value of the derivative instrument and the underlying hedged item. Changes in the fair value of derivative instruments accounted for as hedges are either recognized in earnings as an offset to the changes in the fair value of the related hedged item, or deferred and recorded as a component of other comprehensive income and subsequently recognized in earnings when the hedged transactions occur.

Certain derivative instruments that meet the criteria for derivative accounting treatment also qualify for a scope exception to derivative accounting, as they are considered to be a normal purchase normal sale (“NPNS”). The availability of this exception is based on the assumption that the Company has the ability, and it is probable, to deliver or take delivery of the underlying item. These assumptions are based on internal forecasts of sales and historical physical delivery on contracts. Derivatives that are considered to be NPNS are exempt from derivative accounting treatment and are accounted for under accrual accounting. If it is determined that a transaction designated as NPNS no longer meets the scope exception due to changes in estimates, the related contract would be recorded on the balance sheet at fair value combined with immediate recognition through earnings.

Income Taxes and Valuation Allowance for Deferred Tax Assets

As of December 31, 2010, we had a valuation allowance of $162.2 million on our deferred tax assets. Foreign tax credits of $85.0 million are the primary deferred tax asset. As of December 31, 2009, we had a valuation allowance of $117.1 million on our deferred tax assets. Foreign tax credits of $98.4 million are the primary deferred tax asset. In assessing the recognition of our deferred tax assets, we consider whether it is more likely than not that some portion of all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the existence of sufficient taxable income of the appropriate character within the carryback and carryforward period available under the tax law. Sources of taxable income include future reversals of existing taxable temporary differences, future earnings and available tax planning strategies.

Considerable judgment is required to determine the tax treatment of a particular item that involves interpretations of complex tax laws. We are subject to examination by taxing authorities for income tax returns filed in the U.S. federal jurisdiction and various state and foreign jurisdictions including Canada, Mexico and the United Kingdom.

Evaluation of Assets for Impairment and Other Than Temporary Decline in Value

In accordance with ASC 360, “Property, Plant and Equipment,” we evaluate property, plant and equipment and certain intangible assets for impairment whenever indicators of impairment exist. Examples of such indicators are:

•	significant decrease in the market price of a long-lived asset;

•	significant adverse change in the manner an asset is used or its physical condition;

•	adverse business climate;

•	accumulation of costs significantly in excess of the amount originally expected for the construction or acquisition of an asset;

•	current period loss combined with a history of losses or the projection of future losses; and

•

change in our intent about an asset from an intent to hold such asset through the end of its estimated useful life to a greater than fifty percent likelihood that such asset will be disposed of before then.

Recoverability of assets to be held and used is measured by comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Generally, fair value will be determined using valuation techniques such as the present value of expected future cash flows. However, actual future market prices and costs could vary from the assumptions used in our estimates and the impact of such variations could be material.

Goodwill and Other Intangible Assets

We apply ASC 805, “Business Combinations,” and ASC 350, “Intangibles – Goodwill and Other,” to account for goodwill and intangible assets. In accordance with these standards, we amortize all finite lived intangible assets over their respective estimated weighted average useful lives, while goodwill has an indefinite life and is not amortized. However, goodwill and all intangible assets not subject to amortization are tested for impairment at least annually, or more frequently whenever an event or change in circumstances occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We test for impairment at the reporting unit level using three valuation approaches: first, the income approach which measures the value of an asset by the present value of its future economic benefit; second, the market approach which measures the value of an asset through the analysis of recent sales or offerings of comparable properties; and third, the cost approach which measures the value of an asset by the cost to reconstruct or replace it with another of like utility. Estimation of future economic benefit requires management to make assumptions about numerous variables including selling prices, costs, the level of activity and appropriate discount rates. If it is determined that the fair value of a reporting unit is below its carrying amount, our goodwill or intangible assets with indefinite lives will be impaired at that time.

Contingencies

We record a loss contingency when management determines that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Such determinations are subject to interpretations of current facts and circumstances, forecasts of future events and estimates of the financial impacts of such events. Gain contingencies are not recorded.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

We are exposed to various market risks, including volatility in (i) petroleum prices, (ii) interest rates and (iii) currency exchange rates. We may utilize from time-to-time various derivative instruments to manage such exposure. Our risk management policies and procedures are designed to monitor physical and financial commodity positions and the resulting outright commodity price risk as well as basis risk resulting from differences in commodity grades, purchase and sales locations and purchase and sale timing. We have a risk management function that has responsibility and authority for our Comprehensive Risk Management Policy, which governs our enterprise-wide risks, including the market risks discussed in this item. Subject to our Comprehensive Risk Management Policy, our finance and treasury function has responsibility and authority for managing exposure to interest rates and currency exchange rates. To manage the risks discussed above, we engage in price risk management activities. The following discussion addresses each category of risk. See “Business— Risk Governance and Comprehensive Risk Management Policy” for more information on our Comprehensive Risk Management Policy.

Commodity Price Risk

Commodity prices have historically been volatile and cyclical. For example, NYMEX West Texas Intermediate benchmark prices have ranged from an all-time high of over $145 per barrel (June/July 2008) to a low of approximately $12 per barrel (March 1986) over the last 25 years.

The table below outlines the range of NYMEX prompt month daily settle prices for crude oil and natural gas futures, and the range of daily propane spot prices provided by an independent, third-party broker for the years ended December 31, 2010, 2009 and 2008.

Commodity	Unit	2010		2009		2008		Annual High/Low Differential
		High	Low	High	Low	High	Low	2010	2009	2008
Light Sweet Crude Oil Futures	Barrel	$91.51	$68.01	$81.37	$33.98	$145.29	$33.87	$23.50	$47.39	$111.42
Mont Belvieu (Non-LDH) Spot Propane	Gallon	$1.43	$0.96	$1.31	$0.60	$1.98	$0.54	$0.47	$0.71	$1.44
Henry Hub Natural Gas Futures	MMBtu	$6.01	$3.29	$6.07	$2.51	$13.58	$5.29	$2.72	$3.56	$8.29

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

Based on our open derivative contracts at December 31, 2010, a 5% increase in the applicable market price or prices for each derivative contract would result in a $5.7 million decrease in our product sales revenues. A 5% decrease in the applicable market price or prices for each derivative contract would result in a $5.7 million increase in our product sales revenues. However, the increases or decreases in product sales revenues we recognize from our open derivative contracts are substantially offset by higher or lower product sales revenues when the physical sale of the product occurs. These contracts may be for the purchase or sale of products or in markets different from the physical markets in which we are attempting to hedge our exposure, or may have timing differences relative to the physical markets. As a result of these factors, our hedges may not eliminate all price risks.

Margin deposits or other credit support, including letters of credit, are generally required on derivative instruments utilized to manage our price exposure. As commodity prices increase or decrease, the fair value of our derivative instruments changes, thereby increasing or decreasing our margin deposit or other credit support requirements. Although a component of our risk-management strategy is intended to manage the margin and other credit support requirements on our derivative instruments, volatile spot and forward commodity prices, or an expectation of increased commodity price volatility, could increase the cash needed to manage our commodity price exposure and thereby increase our liquidity requirements. This may limit amounts available to us through borrowing, decrease the volume of petroleum products we purchase and sell or limit our commodity price management activities.

Interest Rate Risk

We utilize both fixed and variable rate debt and are exposed to market risk due to the floating interest rates on our credit facilities. Therefore, from time-to-time we may utilize interest rate derivatives to manage interest obligations on specific debt issuances. Our variable rate debt bears interest at LIBOR or prime, subject to certain floors, plus the applicable margin. At December 31, 2010, an increase in these base rates of 1%, above the base rate floors, would increase our interest expense by $0.4 million per year.

The average interest rates presented below are based upon rates in effect at December 31, 2010 and December 31, 2009. The carrying value of the variable rate instruments in our credit facilities approximate fair value primarily because our rates fluctuate with prevailing market rates.

The following table summarizes our debt obligations:

Liabilities	December 31, 2010	December 31, 2009
Short-term debt—variable rate	$0.0 million	$20.4 million
Average interest rate	—%	8.01%

Long-term debt—variable rate	$37.2 million	$196.8 million
Average interest rate	4.65%	8.26%

Long-term debt—fixed rate	$308.7 million	$300.0 million
Fixed interest rate	9.00%	9.00%

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

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements required to be included in this Form 10-K appear immediately following the signature page to this Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of December 31, 2010. This conclusion is based on an evaluation conducted under the supervision and participation of our Chief Executive Officer and Chief Financial Officer along with our management. Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the SEC for new registrants.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item concerning our directors and corporate governance matters is incorporated by reference to the information in the sections entitled “PROPOSAL ONE – ELECTION OF DIRECTORS” and “CORPORATE GOVERNANCE,” respectively, of our Proxy Statement for the 2011 Annual Meeting of Stockholders (the “Proxy Statement”). The information required by this item with respect to the Section 16 ownership reports is incorporated by reference to the section entitled “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Proxy Statement. The information required by this item with respect to our executive officers is included in Part I of this Form 10-K under the section entitled “Executive Officers of the Registrant.” A copy of our Code of Business Conduct and Ethics is posted on our website at www.semgroupcorp.com.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information set forth in the sections entitled “EXECUTIVE COMPENSATION” and “DIRECTOR COMPENSATION” of the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information required by this item regarding security ownership and equity compensation plans is incorporated by reference to the information set forth in the sections entitled “PRINCIPAL STOCKHOLDERS AND SECURITY OWNERSHIP OF MANAGEMENT” and “EQUITY COMPENSATION PLAN INFORMATION,” respectively, of the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item regarding certain relationships and related transactions and director independence is incorporated by reference to the information set forth in the sections entitled “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and “CORPORATE GOVERNANCE,” respectively, of the Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth in the sections entitled “FEES OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” and “AUDIT COMMITTEE PRE-APPROVAL POLICY” of the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements. The consolidated financial statements included in this Form 10-K are listed on page F-1, which follows the signature page to this Form 10-K.

(2)	Financial Statement Schedules. All financial statement schedules are omitted as inapplicable or because the required information is contained in the financial statements or the notes thereto.

(3)	Exhibits. The following documents are included as exhibits to this Form 10-K. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

Exhibit Number	Description

2.1	Fourth Amended Joint Plan of Affiliated Debtors filed with the United States Bankruptcy Court for the District of Delaware on October 27, 2009 (filed as Exhibit 2.1 to our registration statement on Form 10, File No. 001-34736 (the “Form 10”)).

3.1	Amended and Restated Certificate of Incorporation, dated as of November 30, 2009, of SemGroup Corporation (filed as Exhibit 3.1 to the Form 10).

3.2	Amended and Restated Bylaws, dated as of November 30, 2009, of SemGroup Corporation (filed as Exhibit 3.2 to the Form 10).

4.1	Form of stock certificate for our Class A Common Stock, par value $0.01 per share (filed as Exhibit 4.1 to the Form 10).

4.2	Form of stock certificate for our Class B Common Stock, par value $0.01 per share (filed as Exhibit 4.2 to the Form 10).

4.3	Warrant Agreement dated as of November 30, 2009, by and between SemGroup Corporation and Mellon Investor Services, LLC (filed as Exhibit 4.3 to the Form 10).

4.4	Form of warrant certificate (filed as Exhibit 4.4 to the Form 10).

10.1	Credit Agreement (the “Credit Facility”) dated as of November 30, 2009, by and among SemGroup Corporation, SemCrude, L.P., SemStream, L.P., SemCAMS ULC, SemCanada Crude Company and SemGas, L.P., as borrowers, and the several revolving lenders from time to time parties thereto, the several credit-linked lenders from time to time parties thereto, BNP Paribas, as Administrative Agent and as Collateral Agent, BNP Paribas Securities Corp., Banc of America Securities LLC and Calyon New York Branch, as Joint Lead Arrangers, Bank of America, N.A., as Syndication Agent, and Calyon New York Branch, as Documentation Agent (filed as Exhibit 10.1 to the Form 10).

10.2	First Amendment to the Credit Facility dated as of January 7, 2010 (filed as Exhibit 10.2 to the Form 10).

10.3	Term Loan Credit Agreement (the “Term Loan Facility”) dated as of November 30, 2009, by and among SemGroup Corporation, as Borrowers’ Agent and a borrower, and SemCrude, L.P., SemStream, L.P., SemCAMS ULC, SemCanada Crude Company and SemGas, L.P., as borrowers, and the several lenders from time to time parties thereto, and Bank of America, N.A., as Administrative Agent and as Collateral Agent (filed as Exhibit 10.3 to the Form 10).

10.4	Credit Agreement (the “SCPL Term Loan Facility”) dated as of November 30, 2009, by and among SemCrude Pipeline, L.L.C., as borrower, the lenders party thereto, General Electric Capital Corporation, as Administrative Agent, and GE Capital Markets, Inc., as Sole Lead Arranger and Bookrunner (filed as Exhibit 10.4 to the Form 10).

Exhibit Number	Description

10.5*	SemGroup Corporation Board of Directors Compensation Plan (filed as Exhibit 10.6 to the Form 10).

10.6*	SemGroup Corporation Nonexecutive Directors’ Compensation Deferral Program (filed as Exhibit 10.7 to the Form 10).

10.7*	SemGroup Corporation Equity Incentive Plan (filed as Exhibit 10.8 to the Form 10).

10.8*	SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for Directors (filed as Exhibit 10.9 to the Form 10).

10.9*	SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for executive officers and employees in the United States (filed as Exhibit 10.10 to the Form 10).

10.10*	Employment Agreement dated as of November 30, 2009, by and among SemManagement, L.L.C., SemGroup Corporation and Norman J. Szydlowski (filed as Exhibit 10.11 to the Form 10).

10.11*	Letter Amendment dated March 18, 2010, by and among SemManagement, L.L.C., SemGroup Corporation and Norman J. Szydlowski, amending the Employment Agreement dated as of November 30, 2009 (filed as Exhibit 10.12 to the Form 10).

10.12*	Form of Severance Agreement between SemGroup Corporation and each of its executive officers other than Norman J. Szydlowski and David B. Gorte (filed as Exhibit 10.13 to the Form 10).

10.13*	SemGroup Corporation Equity Incentive Plan Form of Retention Award Agreement for certain executive officers (filed as Exhibit 10.14 to the Form 10).

10.14*	Amendment No. 1 to SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for Directors (filed as Exhibit 10.15 to the Form 10).

10.15*	Amendment No. 1 to SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for executive officers and employees in the United States (filed as Exhibit 10.16 to the Form 10).

10.16*	SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for Directors for awards granted on or after August 31, 2010 (filed as Exhibit 10.17 to the Form 10).

10.17*	SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for executive officers and employees in the United States for awards granted on or after August 31, 2010 (filed as Exhibit 10.18 to the Form 10).

10.18*	Form of 2011 Performance Share Unit Award Agreement under the SemGroup Corporation Equity Incentive Plan (filed as Exhibit 10.1 to our current report on Form 8-K, dated January 24, 2011, filed January 24, 2011).

10.19*	Form of Restricted Stock Award Agreement under the SemGroup Corporation Equity Incentive Plan (filed as Exhibit 10.2 to our current report on Form 8-K, dated January 24, 2011, filed January 24, 2011).

10.20*	SemGroup Corporation Short-Term Incentive Program (filed as Exhibit 10.1 to our current report on Form 8-K, dated February 24, 2011, filed March 2, 2011).

21	Subsidiaries of SemGroup Corporation (filed as Exhibit 21 to the Form 10).

23.1	Consent of Independent Registered Public Accounting Firm.

Exhibit Number	Description

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Norman J. Szydlowski, Chief Executive Officer.

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.

32.1	Section 1350 Certification of Norman J. Szydlowski, Chief Executive Officer.

32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMGROUP CORPORATION
Date: March 30, 2011
By: /s/ Robert N. Fitzgerald
Robert N. Fitzgerald
Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Norman J. Szydlowski Norman J. Szydlowski	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2011

/s/ Robert N. Fitzgerald Robert N. Fitzgerald	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 30, 2011

/s/ Paul F. Largess Paul F. Largess	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	March 30, 2011

/s/ John F. Chlebowski John F. Chlebowski	Chairman of the Board and Director	March 30, 2011

/s/ Ronald A. Ballschmiede Ronald A. Ballschmiede	Director	March 30, 2011

/s/ Sarah M. Barpoulis Sarah M. Barpoulis	Director	March 30, 2011

/s/ Stanley C. Horton Stanley C. Horton	Director	March 30, 2011

/s/ Karl F. Kurz Karl F. Kurz	Director	March 30, 2011

/s/ Thomas R. McDaniel Thomas R. McDaniel	Director	March 30, 2011

Index to Financial Statements

Page
SemGroup Corporation and SemGroup, L.P.

Historical audited financial statements:
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2010 and 2009	F-3

Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December  31, 2010, and the month ended December 31, 2009 (Successor) and the eleven months ended November 30, 2009 and the year ended December 31, 2008 (Predecessor)

F-4

Consolidated Statements of Changes in Owners’ Equity (Deficit) for the year ended December  31, 2010, and the month ended December 31, 2009 (Successor), and the eleven months ended November 30, 2009 and the year ended December 31, 2008 (Predecessor)

F-5

Consolidated Statements of Cash Flows for the month ended December  31, 2010, and the month ended December 31, 2009 (Successor) and the eleven months ended November 30, 2009 and the year ended December 31, 2008 (Predecessor)

F-6
Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

SemGroup Corporation

Tulsa, Oklahoma

We have audited the accompanying consolidated balance sheets of SemGroup Corporation (formerly SemGroup, L.P.) (the “Company”) as of December 31, 2010, and 2009 (Successor), and the related consolidated statements of operations and comprehensive income (loss), owners’ equity (deficit), and cash flows for the year ended December 31, 2010, and for the one month ended December 31, 2009 (Successor), and for the eleven months ended November 30, 2009, and for the year ended December 31, 2008 (Predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SemGroup Corporation (formerly SemGroup, L.P.) at December 31, 2010, and 2009 (Successor), and the consolidated results of its operations and its cash flows for the year ended December 31, 2010, and the one month ended December 31, 2009 (Successor), and the eleven months ended November 30, 2009, and for the year ended December 31, 2008 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective November 30, 2009, the Company emerged from bankruptcy and applied fresh-start accounting. As a result, the statements of consolidated operations and cash flows for the year ended December 31, 2010, and the one month ended December 31, 2009, are presented on a different basis than that for the periods before fresh-start and, therefore, are not comparable.

/s/ BDO USA, LLP

BDO USA, LLP

Dallas, Texas

March 30, 2011

SEMGROUP CORPORATION

Consolidated Balance Sheets

(Dollars in thousands)

	Successor
	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$90,159	$41,917
Restricted cash	65,455	245,799
Accounts receivable (net of allowance of $11,178 and $617 at December 31, 2010 and 2009, respectively)	238,026	218,279
Inventories	129,846	166,705
Current assets of discontinued operations	787	2,634
Other current assets	38,818	115,393

Total current assets	563,091	790,727

Property, plant and equipment (net of accumulated depreciation of $45,491 and $4,563 at December 31, 2010 and 2009, respectively)	781,815	1,041,379
Investment in White Cliffs	152,020	—
Goodwill	107,823	186,844
Other intangible assets (net of accumulated amortization of $6,677 and $4,220 at December 31, 2010 and 2009, respectively)	32,264	130,612
Other assets, net	30,175	60,451

Total assets	$1,667,188	$2,210,013

LIABILITIES AND OWNERS’ EQUITY

Current liabilities:
Accounts payable	$153,785	$177,352
Accrued liabilities	63,355	46,674
Payables to pre-petition creditors	74,817	285,700
Other current liabilities	27,619	34,662
Current liabilities of discontinued operations	1,208	12,656
Current portion of long-term debt	12	20,719

Total current liabilities	320,796	577,763

Long-term debt	348,431	499,213
Deferred income taxes	85,139	98,246
Other noncurrent liabilities	57,754	56,534

Commitments and contingencies (Note 18)

SemGroup Corporation owners’ equity:
Common stock (Note 19)	415	414
Additional paid-in capital	1,023,727	1,017,498
Accumulated deficit	(170,189)	(37,892)
Accumulated other comprehensive income (loss)	1,115	(3,334)

Total SemGroup Corporation owners’ equity	855,068	976,686

Noncontrolling interests in consolidated subsidiaries	—	1,571

Total owners’ equity	855,068	978,257

Total liabilities and owners’ equity	$1,667,188	$2,210,013

The accompanying notes are an integral part of these financial statements.

SEMGROUP CORPORATION

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Dollars in thousands, except net loss per common share)

	Successor		Predecessor
	Year Ended December 31, 2010	Month Ended December 31, 2009	Eleven Months Ended November 30, 2009	Year Ended December 31, 2008
Revenues:
Product	$1,354,765	$132,005	$800,265	$6,499,425
Service	181,913	17,131	99,134	124,732
Other	93,656	8,192	1,836	82,491

Total Revenues	1,630,334	157,328	901,235	6,706,648

Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	1,265,932	140,036	744,173	7,206,331
Operating	153,440	16,765	47,307	475,157
General and administrative	87,237	8,012	44,248	106,041
Depreciation and amortization	70,882	8,791	38,974	86,990
Loss on disposal or impairment of long-lived assets, net	105,050	23,119	13,625	71,718

Total expenses	1,682,541	196,723	888,327	7,946,237

Equity in earnings of White Cliffs	1,949	—	—	—

Operating income (loss)	(50,258)	(39,395)	12,908	(1,239,589)

Other expenses (income):
Interest expense (excluding compromised interest of $220,953 for the eleven months ended November 30, 2009 and $105,290 for year ended December 31, 2008)	86,133	7,169	12,041	110,789
Foreign currency transaction loss (gain)	2,899	(678)	(3,950)	12,879
Other expense (income), net	1,439	(545)	(4,742)	(13,249)

Total other expenses	90,471	5,946	3,349	110,419

Income (loss) from continuing operations before reorganization items and income taxes	(140,729)	(45,341)	9,559	(1,350,008)
Reorganization items gain (loss)	—	—	3,532,443	(411,601)

Income (loss) from continuing operations before income taxes	(140,729)	(45,341)	3,542,002	(1,761,609)
Income tax expense (benefit)	(6,223)	(7,209)	6,310	48,497

Income (loss) from continuing operations	(134,506)	(38,132)	3,535,692	(1,810,106)
Income (loss) from discontinued operations, net of income taxes	2,434	215	(141,613)	(1,018,921)

Net income (loss)	(132,072)	(37,917)	3,394,079	(2,829,027)
Less: net income (loss) attributable to noncontrolling interests	225	(25)	(505)	22,855

Net income (loss) attributable to SemGroup	$(132,297)	$(37,892)	$3,394,584	$(2,851,882)

Net income (loss)	$(132,072)	$(37,917)	$3,394,079	$(2,829,027)
Other comprehensive income (loss):
Currency translation adjustment	6,475	(4,180)	28,109	(128,188)
Other, net of income tax	(2,026)	846	—	80

Total other comprehensive income (loss)	4,449	(3,334)	28,109	(128,108)

Comprehensive income (loss)	(127,623)	(41,251)	3,422,188	(2,957,135)
Less: comprehensive income (loss) attributable to noncontrolling interests	225	(25)	(505)	22,855

Comprehensive income (loss) attributable to SemGroup	$(127,848)	$(41,226)	$3,422,693	$(2,979,990)

Net loss per common share - basic and diluted (Note 20)	$(3.20)	$(0.92)

The accompanying notes are an integral part of these financial statements.

SEMGROUP CORPORATION

Consolidated Statements of Changes in Owners’ Equity (Deficit)

(Dollars in thousands)

	Partners’ Capital	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Owners’ Equity (Deficit)
Balance at December 31, 2007 (Predecessor)	$(430,179)	$—	$—	$—	$88,037	$319,611	$(22,531)
Net income (loss)	(2,851,882)	—	—	—	—	22,855	(2,829,027)
Other comprehensive loss	—	—	—	—	(128,108)	—	(128,108)
Capital contributions	—	—	—	—	—	27,088	27,088
Distributions	(100,267)	—	—	—	—	(13,586)	(113,853)
Equity-based compensation	—	—	—	—	—	1,364	1,364
Public offering of SemGroup Energy Partners interests	—	—	—	—	—	157,823	157,823
Deconsolidation of subsidiaries	—	—	—	—	—	(512,943)	(512,943)
Other	(294)	—	—	—	—	—	(294)

Balance at December 31, 2008 (Predecessor)	(3,382,622)	—	—	—	(40,071)	2,212	(3,420,481)
Net loss, prior to implementation of Plan of Reorganization	(214,616)	—	—	—	—	(201)	(214,817)
Other comprehensive income	—	—	—	—	28,109	—	28,109
Distributions	—	—	—	—	—	(86)	(86)

Balances prior to implementation of Plan of Reorganization	(3,597,238)	—	—	—	(11,962)	1,925	(3,607,275)
Cancellation of Predecessor equity, extinguishment of debt, and fresh-start reporting	3,597,238	—	—	—	11,962	(304)	3,608,896
Issuance of Successor equity	—	414	1,017,264	—	—	—	1,017,678

Balance at November 30, 2009 (Successor)	—	414	1,017,264	—	—	1,621	1,019,299
Net loss	—	—	—	(37,892)	—	(25)	(37,917)
Other comprehensive loss	—	—	—	—	(3,334)	—	(3,334)
Distributions	—	—	—	—	—	(25)	(25)
Share-based compensation expense	—	—	234	—	—	—	234

Balance at December 31, 2009 (Successor)	—	414	1,017,498	(37,892)	(3,334)	1,571	978,257
Net income (loss)	—	—	—	(132,297)	—	225	(132,072)
Other comprehensive income	—	—	—	—	4,449	—	4,449
Distributions	—	—	—	—	—	(277)	(277)
Share-based compensation expense	—	—	6,230	—	—	—	6,230
Issuance of common stock under compensation plans	—	1	(1)	—	—	—	—
Deconsolidation of White Cliffs	—	—	—	—	—	(1,371)	(1,371)
Other	—	—	—	—	—	(148)	(148)

Balance at December 31, 2010 (Successor)	$—	$415	$1,023,727	$(170,189)	$1,115	$—	$855,068

The accompanying notes are an integral part of these financial statements.

SEMGROUP CORPORATION

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Successor		Predecessor
	Year Ended December 31, 2010	Month Ended December 31, 2009	Eleven Months Ended November 30, 2009	Year Ended December 31, 2008
Cash flows from operating activities:
Net income (loss)	$(132,072)	$(37,917)	$3,394,079	$(2,829,027)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net unrealized (gain) loss related to derivative instruments	(13,339)	7,113	24,118	955,357
Depreciation and amortization	70,882	8,792	45,022	120,930
Loss on disposal or impairment of long-lived assets	105,050	23,119	13,493	364,197
Amortization and write down of debt issuance costs	23,601	1,028	1,618	9,908
Non-cash reorganization items	—	—	(4,266,588)	584,162
Deferred tax expense (benefit)	(13,719)	(5,692)	(1,350)	15,803
Non-cash compensation expense	6,230	234	—	4,684
Provision for uncollectible accounts receivable	10,613	—	16,648	9,947
Earnings in non-consolidated subsidiaries	—	—	—	(2,290)
Currency (gain) loss	2,901	(68)	(6,445)	31,174
Changes in operating assets and liabilities (Note 24)	62,420	198	229,953	783,649

Net cash provided by (used in) operating activities	122,567	(3,193)	(549,452)	48,494

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	—	—	(79,107)
Capital expenditures	(48,468)	(7,700)	(90,382)	(357,690)
Proceeds from sale of long-lived assets	24,497	—	75,486	2,812
Proceeds from sale of marketable securities	—	—	—	12,174
Investments in non-consolidated subsidiaries	(867)	—	—	(2,842)
Proceeds from sale of investments in non-consolidated subsidiaries	140,765	—	3,901	146,186
Distributions from White Cliffs in excess of equity in earnings	3,819	—	—	—
Reconsolidation (deconsolidation) of subsidiaries (Note 4)	(5,519)	—	17,541	(160,632)
Proceeds from surrender of life insurance	7,016	—	—	—
Other	—	(268)	(1,529)	917

Net cash provided by (used in) investing activities	121,243	(7,968)	5,017	(438,182)

Cash flows from financing activities:
Debt issuance costs	(1,958)	—	(6,228)	(9,724)
Borrowings on debt and other obligations	159,213	—	114,529	6,010,902
Principal payments on debt and other obligations	(348,734)	(13,953)	(101,876)	(5,079,141)
Net proceeds from sale of limited partner units of SemGroup Energy Partners	—	—	—	156,725
Distributions	(277)	(25)	(86)	(113,853)
Capital contributions	—	—	—	27,088

Net cash provided by (used in) financing activities	(191,756)	(13,978)	6,339	991,997

Effect of exchange rate changes on cash and cash equivalents	(3,812)	(642)	444	(30,284)
Net increase (decrease) in cash and cash equivalents	48,242	(25,781)	(537,652)	572,025
Cash and cash equivalents at beginning of period	41,917	67,698	605,350	33,325

Cash and cash equivalents at end of period	$90,159	$41,917	$67,698	$605,350

The accompanying notes are an integral part of these financial statements.

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

1.	OVERVIEW

SemGroup Corporation, a Delaware corporation headquartered in Tulsa, Oklahoma, owns a portfolio of businesses in the energy industry. SemGroup Corporation began operations on November 30, 2009, as the successor entity of SemGroup, L.P., which was an Oklahoma limited partnership.

On July 22, 2008 (the “Petition Date”), SemGroup, L.P. and certain subsidiaries filed petitions for reorganization (the “Bankruptcy Petition”) under Chapter 11 of the U.S. Bankruptcy Code. Also on July 22, 2008, SemGroup, L.P.’s Canadian subsidiaries filed applications for creditor protection in Canada under the Companies’ Creditors Arrangement Act (the “CCAA”). Later during 2008, certain other U.S. subsidiaries filed petitions for reorganization.

During the reorganization process, SemGroup, L.P. filed a Plan of Reorganization with the court, which was confirmed on October 28, 2009. The Plan of Reorganization determined, among other things, how pre-Petition Date obligations would be settled, the equity structure of the reorganized company upon emergence, and the financing arrangements upon emergence. SemGroup Corporation emerged from bankruptcy on November 30, 2009 (the “Emergence Date”).

The accompanying consolidated financial statements include the activities of SemGroup Corporation (the “Successor”) from November 30, 2009 through December 31, 2010, and the activities of SemGroup, L.P. (the “Predecessor”) from January 1, 2008 through November 30, 2009. The terms “we,” “our,” “us,” “the Company” and similar language used in this report refer to SemGroup Corporation, SemGroup, L.P. and their subsidiaries. As described in Note 3, we applied fresh-start reporting on the Emergence Date. As a result, the financial statements of the Successor are not comparable to the financial statements of the Predecessor.

Our reorganized segments include the following:

•	SemCrude, which conducts crude oil transportation, storage, terminalling, gathering, blending, and marketing operations in the United States. SemCrude’s assets include:

•

an approximate 640-mile pipeline network in Kansas and Oklahoma that transports crude oil from producing wells and third-party pipeline connections to several refineries and to a storage facility in Cushing, Oklahoma;

•	a crude oil storage facility in Cushing, Oklahoma with a capacity of 4.7 million barrels; and

•

a 51% ownership interest in White Cliffs Pipeline, L.L.C., (“White Cliffs”) which owns a 527-mile pipeline that transports crude oil from Platteville, Colorado to Cushing, Oklahoma (“White Cliffs Pipeline”).

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

•

SemGas, which provides natural gas gathering and processing services in the United States. SemGas owns and operates over 800 miles of gathering pipelines in Kansas, Oklahoma, and Texas and three processing plants in Oklahoma and Texas.

•

SemLogistics, which provides refined product and crude oil storage services in the United Kingdom. SemLogistics owns a facility in Wales that has a storage capacity of approximately 8.7 million barrels.

•	SemMexico, which purchases, produces, stores, and distributes liquid asphalt cement products in Mexico. SemMexico operates eleven manufacturing plants and two emulsion distribution terminals.

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

1.	OVERVIEW, Continued

We previously had a seventh segment, SemCanada Crude, which aggregated and blended crude oil in Western Canada. Due to adverse market conditions impacting this segment, we sold the property, plant and equipment of SemCanada Crude in late 2010 and began winding down its operations (Note 6).

We disposed of numerous assets during 2009 and 2008, including (Notes 6 and 7):

•	SemFuel, a refined products marketing and storage business in the United States;

•	SemMaterials, an asphalt processing, storage, and marketing business in the United States;

•	SemEuro Supply, a refined products marketing business in Europe;

•	SemCanada Energy, a natural gas marketing business in Canada;

•	SemGroup Energy Partners, L.P. (“SemGroup Energy Partners” or “SGLP”), a crude oil and asphalt storage business in the United States (currently known as Blueknight Energy Partners, L.P.);

•	Wyckoff Gas Storage (“Wyckoff”), a 51% owned venture to develop a natural gas storage facility;

•	investments in Niska Gas Storage GS Holdings I, L.P. and Niska GS Holdings II, L.P. (collectively, “Niska”), which conducted natural gas storage operations;

•	an investment in WesPac Energy LLC (“WesPac”), which was in development stage; and

•	certain other businesses, none of which were significant to our consolidated financial statements.

2.	CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

Consolidated subsidiaries

Our consolidated financial statements include the accounts of our controlled subsidiaries. All significant transactions between our consolidated subsidiaries have been eliminated. Outside ownership interests in consolidated subsidiaries are reported as noncontrolling interests in the consolidated financial statements.

Proportionally consolidated assets

We own undivided interests in certain natural gas gathering and processing assets for which we record only our proportionate share of the assets on the consolidated balance sheets. The property, plant and equipment recorded by us associated with these undivided interests, which relates primarily to SemCAMS, was approximately $176.0 million at December 31, 2010. We serve as operator of these facilities and incur the costs of operating the facilities (recorded as operating expenses in the consolidated statements of operations) and charge the other owners for their proportionate share of the costs (recorded as other revenue in the consolidated statements of operations).

Equity method investment

As described in Note 4, at the end of September 2010, we sold a portion of our ownership interests in White Cliffs to two unaffiliated parties. Upon closing of this sale, the other owners received substantive rights to participate in the management of White Cliffs. Because of this, we deconsolidated White Cliffs at the end of September 2010, and began accounting for it under the equity method.

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

2.	CONSOLIDATION AND BASIS OF PRESENTATION, Continued

Cost method investments

We lost control of several of our subsidiaries as a direct or indirect result of the bankruptcy petitions, including all Canadian subsidiaries, SemGroup Holdings, L.P. (which held our ownership interests in SemGroup Energy Partners), and Wyckoff. These subsidiaries were de-consolidated during 2008 and subsequently accounted for as cost method investments. We regained control of SemCAMS and SemCanada Crude on the Emergence Date, and consolidated these subsidiaries again beginning on that date.

Discontinued operations

As part of the process of reorganizing to emerge from bankruptcy protection, we disposed of certain of our operations. As described in Note 7, SemFuel, SemMaterials, and SemEuro Supply met the criteria to be classified as discontinued operations in the consolidated financial statements.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Our significant estimates include, but are not limited to: (1) allowances for doubtful accounts receivable; (2) estimated useful lives of assets, which impacts depreciation; (3) estimated fair values of long-lived assets recorded in fresh-start reporting; (4) estimated fair values of long-lived assets used in impairment tests; (5) fair values of derivative instruments; and (6) accrual and disclosure of contingent losses. Although management believes these estimates are reasonable, actual results could differ materially from these estimates.

FRESH-START REPORTING—We adopted fresh-start reporting on the Emergence Date. In connection with fresh-start reporting, we recorded the following at the Emergence Date:

•	assets, at their estimated fair values;

•	goodwill, to the extent our reorganization value (described in Note 8) exceeded the amounts attributed to specific tangible or identified intangible assets;

•	liabilities, at their fair values; and

•	deferred tax liabilities, based on the adjusted balances of the assets to which they relate.

CASH AND CASH EQUIVALENTS—Cash includes currency on hand and demand and time deposits with banks or other financial institutions. Cash equivalents include highly liquid investments with maturities of three months or less at the date of purchase. Balances at financial institutions may exceed federally insured limits.

RESTRICTED CASH—As described in Note 8, our Plan of Reorganization specified the total amount of consideration we would provide to all pre-petition creditors in settlement of their claims. At December 31, 2010, we had not yet completed the process of disbursing funds to settle pre-petition claims, as we had not yet completed the process of resolving all of the claims. The restricted cash balance at December 31, 2010, includes $61.9 million of cash that is restricted for this purpose. The December 31, 2010 restricted cash balance also includes $3.6 million of cash that is restricted for other purposes.

ACCOUNTS RECEIVABLE—Accounts receivable are reported net of the allowance for doubtful accounts. Our assessment of the allowance for doubtful accounts is based on several factors, including the overall creditworthiness of our customers, existing economic conditions, and the amount and age of past due accounts. We enter into netting arrangements with certain counterparties to help mitigate credit risk. Receivables subject to netting are presented as gross receivables (with the related accounts payable also

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

presented gross) until such time as the balances are settled. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are written off against the allowance for doubtful accounts only after all collection attempts have been exhausted.

At the Emergence Date, as part of fresh-start reporting, we recorded accounts receivable at fair value. This was accomplished by reducing the allowance for doubtful accounts to $-0- and recording a corresponding reduction to accounts receivable. We report any amounts we have collected in excess of the estimated Emergence Date fair value as reductions to operating expenses in the consolidated statements of operations.

INVENTORIES—Inventories primarily consist of natural gas and natural gas liquids, crude oil, and asphalt. Inventories are valued at the lower of cost or market, with cost generally determined using the weighted-average method. The cost of inventory includes applicable transportation costs.

We enter into exchanges with third parties whereby we acquire products that differ in location, grade, or delivery date from products we have available for sale. These exchanges are valued at cost, and although a transportation, location or product differential may be recorded, generally no gain or loss is recognized.

PROPERTY, PLANT AND EQUIPMENT—Property, plant and equipment is recorded at cost (although, as described above, property, plant and equipment was adjusted to fair value at November 30, 2009 upon adoption of fresh-start reporting). We capitalize costs that extend or increase the future economic benefits of property, plant and equipment, and expense maintenance costs that do not. When assets are disposed of, their cost and related accumulated depreciation are removed from the balance sheet, and any resulting gain or loss is recorded as a loss on disposal or impairment of long-lived assets in the consolidated statements of operations.

Depreciation is calculated primarily on the straight-line method over the following estimated useful lives:

Pipelines and related facilities	10 – 31 years
Storage and terminal facilities	10 – 25 years
Natural gas gathering and processing facilities	10 – 31 years
Office and other property and equipment	3 – 31 years

LINEFILL—Pipelines and storage facilities generally require a minimum volume of product in the system to enable the system to operate. Such product, known as linefill, is generally not available to be withdrawn from the system. Linefill owned by us in facilities operated by us is recorded at historical cost, is included in property, plant and equipment in the consolidated balance sheets, and is not depreciated. We also own linefill in third party facilities, which is included in inventory or in other noncurrent assets on the consolidated balance sheets.

IMPAIRMENT OF LONG-LIVED ASSETS—We test long-lived asset groups for impairment when events or circumstances indicate that the net book value of the asset group may not be recoverable. We test an asset group for impairment by estimating the undiscounted cash flows expected to result from its use and eventual disposition. If the estimated undiscounted cash flows are lower than the net book value of the asset group, we then estimate the fair value of the asset group and record a reduction to the net book value of the assets and a corresponding impairment loss.

GOODWILL—We test goodwill for impairment on an annual basis, or more often if circumstances warrant, by estimating the fair value of the asset group to which the goodwill relates and comparing this fair value to the net book value of the asset group. If fair value is less than net book value, we estimate the implied fair value of goodwill, reduce the book value of the goodwill to the implied fair value, and record a corresponding impairment loss. Prior to the Emergence Date, SemGroup L.P.’s policy was to test goodwill for impairment on December 31 of each year. Subsequent to the Emergence Date, SemGroup Corporation’s policy is to test goodwill for impairment on October 1 of each year.

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

EQUITY METHOD INVESTMENTS—We account for an investment under the equity method when we have significant influence over, but not control of, the significant operating decisions of the investee. Under the equity method, we record in the consolidated statements of operations our share of the earnings or losses of the investee, with a corresponding adjustment to the investment balance on our consolidated balance sheet. When we receive a distribution from an equity investee, we record a corresponding reduction to the investment balance.

DEBT ISSUANCE COSTS—Costs incurred in connection with the issuance of long-term debt are reported as other noncurrent assets and are amortized to interest expense using the straight-line method over the term of the related debt. Use of the straight-line method of amortization does not differ materially from the “effective interest” method.

DERIVATIVE INSTRUMENTS—We generally record the fair value of derivative instruments on the consolidated balance sheets and the change in fair value as an increase or decrease to product revenue (for commodity and currency derivatives) or interest expense (for interest rate derivatives).

As shown in Note 15, the fair value of derivatives at December 31, 2010 and 2009 are recorded to other current assets or other current liabilities on the consolidated balance sheets. Related margin deposits are recorded to other current assets or other current liabilities on the consolidated balance sheets. Margin deposits are not generally netted against derivative assets or liabilities.

The fair value of a derivative contract is determined based on the nature of the transaction and the market in which the transaction was executed. Quoted market prices, when available, are used to value derivative transactions. In situations where quoted market prices are not readily available, we estimate the fair value using other valuation techniques that reflect the best information available under the circumstances. Fair value measurements of derivative assets include consideration of counterparty credit risk. Fair value measurements of derivative liabilities include consideration of our creditworthiness.

We have elected “normal purchase” and “normal sale” treatment for certain commitments to purchase or sell petroleum products at future dates. This election is only available when a transaction is expected to result in physical delivery of product over a reasonable period in the normal course of business and is not expected to be net settled. Agreements accounted for under this election are not recorded at fair value; instead, the transaction is recorded when the product is delivered.

PAYABLES TO PRE-PETITION CREDITORS—As described in Note 8, our Plan of Reorganization specified the total amount of consideration we would provide to all pre-petition creditors in settlement of their claims. At December 31, 2010, we had not yet completed the process of disbursing funds to settle pre-petition claims, as we had not yet completed the process of resolving all of the claims. We recorded a liability of $76.0 million at December 31, 2010, associated with these obligations, $1.1 million of which is recorded within liabilities of discontinued operations. Of this amount, $61.9 million is held in cash accounts which are restricted for this purpose. The remaining amount is associated with certain accounts receivable and other current assets. Any proceeds received from these assets will be remitted to pre-petition creditors.

CONTINGENT LOSSES—We record a liability for a contingent loss when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. We record attorneys’ fees incurred in connection with a contingent loss at the time the fees are incurred. We do not record liabilities for attorneys’ fees that are expected to be incurred in the future.

ASSET RETIREMENT OBLIGATIONS—Asset retirement obligations include legal or contractual obligations associated with the retirement of long-lived assets, such as requirements to incur costs to dispose of equipment or to remediate the environmental impacts of the normal operation of the assets. We record liabilities for asset retirement obligations when a known obligation exists under current law or contract and when a reasonable estimate of the value of the liability can be made.

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

DISCONTINUED OPERATIONS—SemMaterials, SemFuel, and SemEuro Supply are presented as discontinued operations in the consolidated financial statements. We classify a component of our business as a discontinued operation when we commit to a plan to sell the component and believe it is probable that a sale will be completed within one year. A component that is disposed of in a manner other than by sale is classified as discontinued when the component is actually disposed. Investments accounted for under the equity method or the cost method do not qualify for treatment as discontinued operations. In addition, a component that is disposed of may not qualify for treatment as a discontinued operation if we have significant continuing involvement in the operations of the component after the disposal.

Once a component meets the requirements to be classified as a discontinued operation, previous financial statements are retrospectively adjusted to reflect the component as a discontinued operation for all periods presented. Current assets (excluding cash), noncurrent assets, current liabilities, and noncurrent liabilities of discontinued operations are each combined into a separate caption on the consolidated balance sheets. Income and losses of discontinued operations (excluding corporate general and administrative expense allocations) are combined into one line on the consolidated statements of operations. SemGroup, L.P.’s accounting policy was to include within the results from discontinued operations all interest expense that was charged to the discontinued component, including interest charged by SemGroup, L.P. to the component. SemGroup, L.P.’s practice was to charge interest expense to its subsidiaries based on the net balances payable by the subsidiary to other entities within the consolidated group, including payables resulting from the push-down of purchase cost as an intercompany obligation of the acquired entity. Subsequent to the Emergence Date, SemGroup Corporation’s policy is to include interest expense within discontinued operations only if the related debt is to be assumed by the buyer or is required to be repaid as a result of the disposal transaction. The cash flows from discontinued operations are not separately identified in the consolidated statements of cash flows.

REVENUE RECOGNITION—Sales of product, as well as gathering and marketing revenues, are recognized at the time title to the product transfers to the purchaser, which typically occurs upon receipt of the product by the purchaser. Shipping and handling revenues are included in the price of product charged to customers, and are classified as revenues. Terminal and storage revenues are recognized at the time the service is performed. Revenue for the transportation of product is recognized upon delivery of the product to its destination. Certain revenue transactions are reported on a net basis, including derivative instruments considered held for trading purposes and certain buy/sell transactions (see “Purchases and Sales of Inventory with the Same Counterparty”). Taxes collected from customers and remitted to governmental authorities are recorded on a net basis (excluded from revenue).

COSTS OF PRODUCTS SOLD—Costs of products sold consists of the cost to purchase the product, the cost to transport the product to the point of sale, and the cost to store the product until it is sold.

PURCHASES AND SALES OF INVENTORY WITH THE SAME COUNTERPARTY—We routinely enter into transactions to purchase inventory from, and sell inventory to, the same counterparty. Such transactions that are entered into in contemplation of one another are recorded on a net basis, and therefore no revenue or expense is recognized on the transactions. SemGroup Corporation accounted for $646.1 million of such transactions on a net basis during the year ended December 31, 2010, and $90.4 million of such transactions on a net basis during the month ended December 31, 2009. SemGroup, L.P. accounted for $197.2 million of such transactions on a net basis during the eleven months ended November 30, 2009, and $2.6 billion of such transactions on a net basis during the year ended December 31, 2008.

INTEREST EXPENSE DURING REORGANIZATION—While we were in bankruptcy, we only recorded interest expense to the extent such interest was expected to be paid. Interest obligations that were expected to be compromised in the reorganization process (i.e., not paid in full) were not recorded as

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

expenses (as shown in Note 17). The total amount of interest that we would have been contractually obligated to pay, but which was compromised in the reorganization process and not recorded as an expense, was $221.0 million for the eleven months ended November 30, 2009, and $105.3 million for the year ended December 31, 2008.

FOREIGN CURRENCY TRANSLATION—The consolidated financial statements are presented in U.S. dollars. Our segments operate in four countries and each segment has identified a “functional currency,” which is the primary currency in the environment in which the segment operates. The functional currencies include the U.S. dollar, the Canadian dollar, the British pound sterling, and the Mexican peso.

At the end of each reporting period, the assets and liabilities of each segment are translated from its functional currency to U.S. dollars using the exchange rate at the end of the month. The monthly results of operations of each segment are translated from its functional currency to U.S. dollars using the average exchange rate during the month. Changes in exchange rates result in currency translation gains and losses, which are recorded as other comprehensive income (loss).

Certain segments also enter into transactions in currencies other than their functional currencies. At the end of each reporting period, each segment re-measures the related receivables, payables, and cash to its functional currency using the exchange rate at the end of the period. Changes in exchange rates between the time the transactions were entered into and the end of the reporting period result in currency transaction gains or losses, which are recorded in the consolidated statements of operations.

INCOME TAXES—Deferred income taxes are accounted for under the liability method, which takes into account the differences between the basis of the assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. We record valuation allowances on deferred tax assets when, in the opinion of management, it is more likely than not that the asset will not be recovered.

We monitor uncertain tax positions and recognize tax benefits only when management believes the relevant tax positions would more likely than not be sustained upon examination. We record any interest and any penalties related to income taxes within income tax expense in the consolidated statements of operations.

INTEREST INCOME—Interest income, which relates primarily to margin deposits, is reported in other income in the consolidated statements of operations.

REORGANIZATION ITEMS—As described in Note 1, we operated as a debtor-in-possession subject to the jurisdiction of the bankruptcy court during the period from the Petition Date to the Emergence Date. Revenues, expenses, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business are reported as reorganization items in the consolidated statements of operations. The effects of the adjustments to the reported amounts of assets and liabilities resulting from the adoption of fresh-start reporting and the effects of the forgiveness of debt in the reorganization process are reported within reorganization items in the consolidated statement of operations of the Predecessor for the eleven months ended November 30, 2009.

RECLASSIFICATIONS—Certain reclassifications have been made to conform prior year balances to the current year presentation.

4.	INVESTMENTS IN NON-CONSOLIDATED SUBSIDIARIES

White Cliffs

Until the end of September 2010, we owned 99.17% of White Cliffs, and the remaining interests were held by two unaffiliated parties. During 2010, both of these parties exercised their rights under an agreement to

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

4.	INVESTMENTS IN NON-CONSOLIDATED SUBSIDIARIES, Continued

purchase additional ownership interests in White Cliffs. Subsequent to the closing of these transactions, we own 51% of White Cliffs. After purchasing these ownership interests, the other owners have substantive rights to participate in the management of White Cliffs. Because of this, we deconsolidated White Cliffs at the end of September 2010, and began accounting for it under the equity method.

Certain unaudited summarized balance sheet information of White Cliffs at December 31, 2010, is shown below (amounts in thousands):

Current assets	$9,797
Property, plant and equipment, net	234,300
Goodwill	17,000
Other intangible assets, net	40,848

Total assets	$301,945

Current liabilities	$3,824
Members’ equity	298,121

Total liabilities and members’ equity	$301,945

Under the equity method, we do not report the individual assets and liabilities of White Cliffs on our consolidated balance sheet. Instead, our ownership interest is reflected in one line as a noncurrent asset on our consolidated balance sheet.

Certain unaudited summarized income statement information of White Cliffs for the three months ended December 31, 2010, is shown below (amounts in thousands):

Revenue	$13,619
Operating, general and administrative expenses	3,294
Depreciation and amortization expense	5,680
Net income	4,645

The equity in earnings of White Cliffs for the three months ended December 31, 2010 reported in our consolidated statement of operations is less than 51% of the net income of White Cliffs for the same period. This is due to certain general and administrative expenses we incur in managing the operations of White Cliffs that the other owners are not obligated to share. Such expenses are recorded by White Cliffs, and are allocated to our ownership interests.

Canadian subsidiaries

On the Petition Date, our Canadian subsidiaries, which included SemCanada Crude, SemCAMS, and SemCanada Energy (collectively, the “Canadian Subsidiaries”), filed applications for creditor protection under the CCAA in Canada. Since the CCAA proceedings were administered in a different jurisdiction than that of our petition for relief under Chapter 11 of the United States Bankruptcy Code, we ceased to control the Canadian Subsidiaries, and accordingly we deconsolidated them on July 22, 2008.

As described in Note 5, we regained control of SemCAMS and SemCanada Crude on the Emergence Date, and consolidated them again on that date.

SemGroup Energy Partners

We formed SemGroup Energy Partners in 2007 and contributed to it certain assets of SemCrude. Also during 2007, we sold a portion of our non-controlling limited partner interests in SemGroup Energy Partners through an initial public offering. In 2008, we sold certain assets of SemMaterials to SemGroup Energy Partners, which issued additional non-controlling limited partner interests through a public offering. Since

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

4.	INVESTMENTS IN NON-CONSOLIDATED SUBSIDIARIES, Continued

we retained the general partner interest in SemGroup Energy Partners, we did not record any gains at the time the limited partner interests were sold, and instead recorded the proceeds from these offerings to non-controlling interests in consolidated subsidiaries.

Near the Petition Date, we lost control of SemGroup Energy Partners when certain creditors exercised their right to designate the members of the board of directors of its general partner. Also during 2008, SemGroup Holdings filed for bankruptcy protection. SemGroup Holdings’ bankruptcy case was administered separately from our bankruptcy case. We deconsolidated SemGroup Holdings and SemGroup Energy Partners, and recorded an investment in non-consolidated subsidiary liability of $613.9 million. During 2009, creditors seized all of our ownership interests in SemGroup Energy Partners, and we recorded a reorganization gain of $613.9 million to reflect the disposal of this investment. SemGroup Holdings has not emerged from bankruptcy.

5.	ACQUISITIONS

Canadian subsidiaries

On the Petition Date, we lost control of our Canadian subsidiaries, and accordingly de-consolidated them. At the Emergence Date, we regained control of SemCAMS and SemCanada Crude, and consolidated them again beginning on the Emergence Date. The impact of the reconsolidation of SemCAMS and SemCanada Crude on our November 30, 2009 consolidated balance sheet and the valuation of their assets and liabilities is summarized in Note 8.

Other acquisitions

During 2008, we completed five acquisitions for a combined purchase price of $79.1 million. We have since disposed of four of these acquisitions, which had a combined purchase price of $74.3 million. One of these, which had a purchase price of $30.1 million, is classified as a discontinued operation.

6.	DISPOSALS AND IMPAIRMENTS OF LONG-LIVED ASSETS

Year Ended December 31, 2010 (Successor)

Losses recorded during the year ended December 31, 2010 related to the disposal or impairment of long-lived assets included the following (in thousands):

Event	Segment	Loss
Canada Crude impairment (a)	Corporate and other	$(91,756)
Deconsolidation of White Cliffs (b)	SemCrude	(6,828)
SemMexico impairment (c)	SemMexico	(8,863)

(a)	During the year ended December 31, 2010, we revised downward our projections of the future earnings potential of the SemCanada Crude segment, following a significant loss of customers, coupled with a significant decline in profitability and an assessment by a national consultancy firm that certain market conditions that are adversely impacting this segment were likely to continue. In response to these events, we tested SemCanada Crude’s goodwill and other intangible assets for impairment as of May 31, 2010.

During December 2010, we completed the sale of the property, plant and equipment of the SemCanada Crude segment. The proceeds from the sale were not significantly different than the net book value of the assets sold. Certain marketing operations in the Northern United States that were previously conducted with the participation of the SemCanada Crude segment are now being conducted in their entirety by the SemCrude segment, and the remaining operations of the SemCanada Crude segment are being wound down.

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

6.	DISPOSALS AND IMPAIRMENTS OF LONG-LIVED ASSETS, Continued

(b)	As described in Note 4, we sold a portion of our ownership interests in White Cliffs during September 2010. We received $140.8 million of proceeds from these transactions, which were used to retire the SemCrude Pipeline credit facility and to make payments on our revolving credit facility and term loan (see Note 17 for a description of our credit facilities). These proceeds may be adjusted upward upon final resolution of certain post- closing adjustments. If additional proceeds are received, we will be required to use the proceeds to make payments on long-term debt.

Upon closing, we deconsolidated White Cliffs and recorded our investment at fair value, which approximated 51% of the net book value of White Cliffs (the book value of White Cliffs had been adjusted to fair value on November 30, 2009, in connection with fresh-start reporting). We recorded a loss of $6.8 million upon conversion to the equity method, which is included as a loss on disposal or impairment of long-lived assets in the consolidated statement of operations.

(c)	We test all of our goodwill for impairment as of October 1 of each year. Upon completing this impairment test for 2010, we concluded that the goodwill attributable to our SemMexico segment was impaired, due primarily to a decline in demand for asphalt resulting from a slowdown in road construction. To calculate the impairment loss, we estimated the fair value of the SemMexico segment using the present value of estimated future cash flows, discounted at a rate of 13.84%. After reducing the goodwill balance by $8.9 million, $9.9 million of goodwill attributable to SemMexico remains on the balance sheet at December 31, 2010.

Month ended December 31, 2009 (Successor)

During December 2009, SemCAMS committed to a plan to cease processing sour gas at one of its facilities, based on the decision by a customer to send its sour gas to a different SemCAMS processing facility. SemCAMS recorded a reduction of $18.4 million to the value of property, plant and equipment, and a $4.7 million increase to the related asset retirement obligation.

Eleven months ended November 30, 2009 (Predecessor)

Gains (losses) recorded during the eleven months ended November 30, 2009 related to the disposal or impairment of long-lived assets included the following (in thousands):

Event	Segment	Gain (Loss)
Impairment of natural gas gathering and processing assets (a)	SemGas	$(13,625)
Loss of SemGroup Energy Partners (b)	Corporate and other	613,918	*
Settlement with SemGroup Energy Partners (c)	SemCrude	(11,677	)*

*	Reported within reorganization items in the consolidated statement of operations
(a)	We had certain natural gas gathering and processing assets that were idle or had a low volume of activity. We analyzed these assets and concluded that they were not likely to become significantly utilized unless market conditions improve, and accordingly we recorded an impairment to reduce these assets to estimated net realizable value. This impairment reduced property, plant and equipment by $7.6 million and reduced other intangible assets by $6.0 million.
(b)	As described in Note 4, our ownership interests in SemGroup Energy Partners were seized by creditors.
(c)	We reached an agreement with SemGroup Energy Partners to settle a variety of outstanding matters. As part of this settlement, we surrendered property, plant and equipment with a net book value of $11.7 million.

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

6.	DISPOSALS AND IMPAIRMENTS OF LONG-LIVED ASSETS, Continued

Year ended December 31, 2008 (Predecessor)

Losses recorded during the year ended December 31, 2008 related to the disposal or impairment of long-lived assets included the following (in thousands):

Event	Segment	Proceeds	Net Book Value	Loss
Impairments:
Natural gas facilities (a)	SemGas	$—	$32,678	$(32,678)
Investment in Wyckoff (b)	SemGas	—	27,986	(27,986)
Salt mine storage facility (c)	SemGas	—	4,823	(4,823)
Texas pipeline (d)	SemCrude	—	2,883	(2,883)
Canadian intangible assets (e)	Corporate & Other	—	1,954	(1,954)
Blending facility (f)	Corporate & Other	—	1,377	(1,377)
Corporate office building—Tulsa (g)	Corporate & Other	—	33,378	(33,378	)*
Investment in SemCAMS (h)	Corporate & Other	—	46,878	(46,878	)*
Interests in oil and gas wells (i)	Corporate & Other	—	21,568	(21,568	)*
Investment in SemCanada Energy (j)	Corporate & Other	—	13,060	(13,060	)*
Eaglwing goodwill (k)	SemCrude	—	3,942	(3,942	)*
Rocky Cliffs pipeline (l)	SemCrude	—	3,252	(3,252	)*
Disposals:
Transfer of investment in WesPac (m)	Corporate & Other	—	18,386	(18,386	)*
Sale of SemGreen patents (n)	Corporate & Other	1,696	2,368	(672	) *

*	Recorded within reorganization items in the consolidated statement of operations
(a)	We completed our annual goodwill impairment analysis and concluded that the goodwill and customer relationship intangible assets related to certain natural gas gathering, processing and storage assets were impaired. We estimated the fair value of these assets using estimated discounted cash flows.
(b)	We owned a controlling interest in Wyckoff, which was formed to develop a natural gas storage facility. Near the Petition Date, we lost control of, and deconsolidated, Wyckoff. We discontinued further investments in the project and subsequently recorded an impairment of the full amount of our investment.
(c)	The salt mine storage facility was still under development at the Petition Date. We analyzed the expected cash flows from operating the facility, and concluded that it would not be beneficial to complete the development of the facility.
(d)	Prior to the Petition Date, we abandoned our ownership interests in a small pipeline in Texas.
(e)	We recorded an impairment of goodwill and customer list intangible assets related to a business in Canada that ceased operations during 2008.
(f)	We disposed of a crude oil blending facility in Canada.
(g)	We dismissed a number of our employees after the Petition Date, due to the planned sale of assets. We no longer needed one of our office buildings, and recorded an impairment to reduce the value of the building to net realizable value.
(h)	As described in Note 4, we lost control of SemCAMS on the Petition Date and deconsolidated it. At the Petition Date, we had a total of $281.6 million of accounts and notes receivable from SemCAMS. We performed a discounted cash flow analysis and estimated that only $153.1 million would be recoverable. As a result, we recorded an impairment of the full amount of our $46.9 million investment in SemCAMS, and an allowance of $81.6 million on the notes receivable.

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

6.	DISPOSALS AND IMPAIRMENTS OF LONG-LIVED ASSETS, Continued

(i)	We had investments in certain oil and gas properties. The agreements related to these properties required the owners to participate in new exploration projects. If an owner refused to participate, it was penalized by losing its rights to a portion of the existing production. At December 31, 2008, we did not expect to make additional investments in these properties, and, as a result, we expected the penalties to be assessed for our lack of participation in new exploration projects to render our investment worthless. Accordingly, we recorded an impairment of the full amount of our investment in these assets.
(j)	As described in Note 4, we lost control of SemCanada Energy at the Petition Date and deconsolidated it. SemCanada Energy ceased business operations soon after the Petition Date, due to a lack of access to financing. We performed an analysis of the funds expected to be recovered from SemCanada Energy, and we recorded an impairment to reduce the value of our investment to $73.5 million, which was the estimated recoverable amount.
(k)	Eaglwing conducted product derivative transactions. Eaglwing ceased operations soon after the Petition Date, due to limitations on our ability to enter into these transactions. We recorded an impairment of the full balance of the goodwill attributable to Eaglwing.
(l)	We had begun construction on Rocky Cliffs Pipeline, but abandoned the project after the Petition Date due to the lack of available financing. We recorded an impairment of the full balance of property, plant and equipment related to the project.
(m)	We owned a 50% interest in WesPac, which was in development stage. We were required to fund a portion of WesPac’s expenses while it was in development and to pay management fees to the other owner. After the Petition Date our access to capital was limited, and therefore we assigned our ownership interests to the other owner. In return for surrendering our ownership interests, we were released from any future funding or management fee obligations.
(n)	We sold the intellectual property associated with our SemGreen business in return for the buyer assuming $1.7 million of SemGreen’s obligations.

The following summarizes the long-lived asset balances that were reduced by the events in the table above (in thousands):

Event	Property, Plant, and Equipment	Intangible Assets	Goodwill	Investments	Total
Impairments:
Natural gas facilities	$—	$18,821	$13,857	$—	$32,678
Investment in Wyckoff	—	—	—	27,986	27,986
Salt mine storage facility	4,823	—	—	—	4,823
Texas pipeline	2,883	—	—	—	2,883
Canadian intangible assets	—	1,220	734	—	1,954
Blending facility	1,377	—	—	—	1,377
Corporate office building—Tulsa	33,378	—	—	—	33,378
Investment in SemCAMS	—	—	—	46,878	46,878
Interests in oil and gas wells	21,568	—	—	—	21,568
Investment in SemCanada Energy	—	—	—	13,060	13,060
Eaglwing goodwill	—	—	3,942	—	3,942
Rocky Cliffs pipeline	3,252	—	—	—	3,252
Disposals:
Transfer of investment in WesPac	—	—	—	18,386	18,386
Sale of SemGreen patents	—	2,368	—	—	2,368

	$67,281	$22,409	$18,533	$106,310	$214,533

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

7.	DISCONTINUED OPERATIONS

SemFuel, SemMaterials, and SemEuro Supply are classified as discontinued operations in the consolidated balance sheets and statements of operations. During 2008, we decided to sell the assets of SemMaterials and to cease the operations of SemEuro Supply, due to their losses from operations and high working capital requirements. During 2009, we decided to sell the assets of SemFuel, due to its high working capital requirements. By December 31, 2009, the majority of the assets of SemMaterials and SemFuel had been sold.

The assets and liabilities of discontinued operations consisted of the following (in thousands):

	Successor
	December 31, 2010	December 31, 2009
Assets of discontinued operations:
Accounts receivable	$779	$2,608
Other assets	8	26

Total assets	$787	$2,634

Liabilities of discontinued operations:
Accounts payable	$42	$409
Accrued liabilities	19	2,470
Payables to pre-petition creditors	1,147	9,777

Total liabilities	$1,208	$12,656

Certain summarized information on the results of discontinued operations is shown below (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2010	Month Ended December 31, 2009	Eleven Months Ended November 30, 2009	Year Ended December 31, 2008
External revenue	$—	$2,335	$114,591	$4,111,257

Loss (gain) on disposal or impairment of long-lived assets	$—	$—	$(16,846)	$198,748

Income (loss) from discontinued operations before income taxes	$2,668	$215	$(141,586)	$(1,010,023)
Income tax expense	234	—	27	8,898

Income (loss) from discontinued operations, net of income taxes	$2,434	$215	$(141,613)	$(1,018,921)

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

7.	DISCONTINUED OPERATIONS, Continued

Gains (losses) on disposal or impairment of long-lived assets classified as discontinued operations included the following for the eleven months ended November 30, 2009 (in thousands):

Event	Proceeds	Net Book Value	Gain (Loss)
Sale of SemFuel terminals (a)	$64,332	$53,119	$11,213
Sale of SemFuel retail assets (b)	1,665	538	1,127
Sale of SemFuel storage tank (c)	2,900	6,030	(3,130)
Sale of SemMaterials intellectual property (d)	6,500	—	6,500
Sale of investment in Vulcan (e)	3,900	8,043	(4,143)
Sale of SemMaterials residual fuel division (f)	2,500	—	2,500
Sale of various SemMaterials assets (g)	6,077	3,298	2,779

(a)	We sold substantially all of the SemFuel refined product terminal assets in September 2009.
(b)	We sold the assets of SemFuel’s retail petroleum business in November 2009.
(c)	Represents the sale of a product storage tank owned by SemFuel.
(d)	Represents the sale of SemMaterials intellectual property and laboratory equipment.
(e)	SemMaterials sold its 50% interest in an asphalt marketing business.
(f)	Represents the sale of the SemMaterials residual fuel division.
(g)	Represents the sale or disposal of the remaining assets of SemMaterials through a series of transactions.

Losses on disposal or impairment of long-lived assets classified as discontinued operations included the following for the year ended December 31, 2008 (in thousands):

Impairment	Loss
SemMaterials long-lived assets (a)	$(146,714)
SemFuel long-lived assets (b)	(50,839)
Houston terminal (c)	(1,195)

(a)	During 2008, as part of our restructuring plan, we committed to a plan to sell or dispose of all of the assets of SemMaterials, and recorded an impairment to reduce the asset balances to estimated net realizable value.
(b)	We completed our annual goodwill impairment analysis and concluded that certain property, plant and equipment, goodwill and other intangible assets related to our refined products business were impaired. We estimated the fair value of these assets using estimated discounted cash flows.
(c)	Represents the abandonment of leasehold improvements at a SemFuel terminal in Houston, Texas.

8.	REORGANIZATION

On July 22, 2008, we, and many of our subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code and applications for creditor protection under the CCAA in Canada. On October 22, 2008, two more of our subsidiaries filed petitions for protection under the U.S. Bankruptcy Code. During the reorganization process, certain claims against us in existence prior to the filing of the petitions for relief under the federal bankruptcy laws were stayed while we continued business operations as a debtor-in-possession. We received approval from the court to pay or otherwise honor certain of our obligations incurred before the Petition Date. The court also approved our use of cash on hand at the Petition Date and cash subsequently generated through business operations to meet our post Petition Date obligations. The court also authorized us to obtain debtor-in-possession financing.

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

8.	REORGANIZATION, Continued

During the reorganization process, we filed a Plan of Reorganization with the court, which was confirmed on October 28, 2009. The Plan of Reorganization determined, among other things, how pre-Petition Date obligations would be settled, our equity structure upon emergence, and our financing arrangements upon emergence.

Determination of reorganization value

An essential element in negotiating a reorganization plan with the various classes of creditors is the determination of reorganization value by the parties in interest. In the event that the parties in interest cannot agree on the reorganization value, the court may be called upon to determine the reorganization value of the entity before a plan of reorganization can be confirmed.

During the reorganization process, a reorganization value was proposed. This reorganization value was ultimately agreed to by the creditors and confirmed by the court. The proposed reorganization value was determined by applying the following valuation methods:

•

a “guideline company” approach, in which valuation multiples observed from industry participants were considered and comparisons were made between our expected performance relative to other industry participants to determine appropriate multiples to apply our financial metrics;

•	analysis of recent transactions involving companies determined to be similar to us; and

•	a calculation of the present value of our estimated future cash flows.

After completing this analysis, the reorganization value was determined to be $1.5 billion. This proposed reorganization value was determined using numerous projections and assumptions. These estimates are subject to significant uncertainties, many of which are beyond our control, including, but not limited to, the following:

•	changes in the economic environment;

•	changes in supply or demand for petroleum products;

•	changes in prices of petroleum products;

•	our ability to successfully implement expansion projects;

•	our ability to improve relationships with customers and suppliers, as these relationships were adversely impacted by the bankruptcy filing;

•	our ability to renew certain business operations that were limited during the bankruptcy due to limitations on access to capital; and

•	our ability to manage the additional costs associated with being a public company.

The use of different estimates could have resulted in a materially different proposed reorganization value, and there can be no assurance that actual results will be consistent with the estimates that were used to determine the proposed reorganization value. The reorganization value confirmed by the court was utilized in the application of fresh-start reporting.

Valuation of assets and liabilities

We recorded individual assets and liabilities based on their fair values at the Emergence Date and adjusted deferred tax liabilities where appropriate to reflect the change in the financial reporting basis of assets. We recorded approximately $188.8 million of goodwill, which represented the excess of the reorganization value over the fair value of the identifiable assets.

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

8.	REORGANIZATION, Continued

November 30, 2009 balance sheet

The following table shows the effects of our emergence from bankruptcy on the November 30, 2009 consolidated balance sheet (in thousands):

	SemGroup, L.P. (Predecessor)	Reconsolidation of SemCAMS and SemCanada Crude(a)	Reorganization Adjustments			Fresh Start Adjustments			SemGroup Corporation (Successor)
ASSETS
Current assets:
Cash and cash equivalents	$793,126	$132,813	$(858,241)	(b	)	$—			$67,698
Restricted cash	15,082	15,692	182,818	(c	)	—			213,592
Accounts receivable	79,392	139,712	(230)			—			218,874
Receivable from affiliates	86,560	(84,842)	(1,718)	(d	)	—			—
Inventories	121,958	12,569	—			36,521	(p	)	171,048
Current assets of discontinued operations	10,593	—	—			—			10,593
Other current assets	49,487	93,732	—			1,785	(p	)	145,004

Total current assets	1,156,198	309,676	(677,371)			38,306			826,809

Property, plant and equipment	707,628	202,879	—			150,588	(p	)	1,061,095
Goodwill	46,729	52,787	—			89,296	(p	)	188,812
Other intangible assets	14,081	42,100	—			78,271	(p	)	134,452
Investments in non-consolidated subsidiaries	102,598	(29,098)	(73,500)	(e	)	—			—
Note receivable from affiliate	139,109	(139,109)	—			—			—
Other assets, net	8,574	767	46,057	(f	)	5,946	(p	)	61,344

Total assets	$2,174,917	$440,002	$(704,814)			$362,407			$2,272,512

LIABILITIES AND OWNERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$101,295	$93,374	$(21,102)	(g	)	$—			$173,567
Accrued liabilities	93,188	17,143	(77,938)	(h	)	(267)			32,126
Payables to pre-petition creditors	—	8,221	302,212	(h	)	—			310,433
Other current liabilities	25,239	454	—			4,909	(p	)	30,602
Current liabilities of discontinued operations	3,663	—	10,559	(i	)	—			14,222
Current portion of long-term debt	197,727	—	(176,734)	(j	)	—			20,993

Total current liabilities	421,112	119,192	36,997			4,642			581,943

Liabilities subject to compromise	4,707,994	—	(4,707,994)	(m	)	—			—
Long-term debt	90	—	514,001	(j	)	267			514,358
Deferred income taxes	36,802	64,096	—			4,845	(q	)	105,743
Other noncurrent liabilities	2,276	32,856	16,037	(k	)	—			51,169
Investment in SemGroup Holdings	613,918	—	(613,918)	(l	)	—			—

Predecessor Equity
SemGroup, L.P. partners’ capital (deficit):
Partners’ capital (deficit)	(3,597,238)	223,858	3,373,380	(n	)	—			—
Accumulated other comprehensive income (loss)	(11,962)	—	—			11,962	(r	)	—

Total SemGroup, L.P. partners’ capital (deficit)	(3,609,200)	223,858	3,373,380			11,962			—

Successor Equity
SemGroup Corporation:
Common stock	—	—	414	(o	)	—			414
Additional paid in capital	—	—	676,269	(o	)	340,995	(r	)	1,017,264

Total SemGroup Corporation equity	—	—	676,683			340,995			1,017,678

Noncontrolling interests in consolidated subsidiaries	1,925	—	—			(304)	(r	)	1,621

Total owners’ equity (deficit)	(3,607,275)	223,858	4,050,063			352,653			1,019,299

Total liabilities and owners’ equity (deficit)	$2,174,917	$440,002	$(704,814)			$362,407			$2,272,512

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

8.	REORGANIZATION, Continued

(a)	As described in Note 5, we regained control of SemCAMS and SemCanada Crude on the Emergence Date. This column reflects the reconsolidation of these entities at November 30, 2009, with their assets and liabilities reported at fair value at that date.
(b)	Represents disbursements made pursuant to the Plan of Reorganization for distributions to creditors, cash transferred to a restricted account for future distributions to creditors, cure payments resulting from assumption of certain contracts, and the funding of a trust for the benefit of pre-petition creditors. The adjustment to cash also includes the issuance of new debt and the repayment of existing debt.
(c)	Represents cash set aside for payments to pre-petition creditors in settlement of liabilities subject to compromise.
(d)	Certain amounts receivable from SemCanada Energy were determined to be uncollectable and were written off.
(e)	Represents the write-off of our investment in SemCanada Energy.
(f)	Represents debt issuance costs and deferred charges related to new financing agreements.
(g)	In the reorganization process, we elected not to cancel certain contracts that were in effect prior to the Petition Date. For the contracts we assumed, we were required to make payments to the other parties on the contracts to cure defaults on the contracts.
(h)	Payables to pre-petition creditors include accruals for payments to be made to pre-petition creditors in settlement of liabilities subject to compromise. In addition, $77.0 million of liabilities for professional fees and $0.9 million of interest payable were transferred into this account.
(i)	Pursuant to the Plan of Reorganization, we were obligated to remit funds to pre-petition creditors once SemMaterials and SemFuel sold certain specified inventory and collected certain specified accounts receivable.
(j)	The net change in long-term debt results from the repayment of debtor-in-possession financing, the refinancing of SemCrude Pipeline and SemLogistics credit facilities, and the issuance of new debt, as summarized below (in thousands):

Issuance of SemGroup term loan	$300,000
Borrowings on SemGroup revolving credit facility	68,321
Refinancing of SemCrude Pipeline credit facility	1,300
Refinancing of SemLogistics credit facility	(3,214)
Repayment of debtor-in-possession financing	(29,140)

$337,267

(k)	As described in Note 19, we issued warrants to settle certain liabilities subject to compromise.
(l)	As described in Note 4, we surrendered all of our ownership interests in SemGroup Energy Partners in the reorganization process.
(m)	Upon filing for bankruptcy protection, certain claims against us were stayed, pending resolution of the amount of consideration the claimants would receive in the reorganization process. We recorded as liabilities subject to compromise our estimate of the total amount of valid claims that were expected not to be paid in full. Liabilities subject to compromise were settled or extinguished in the reorganization process.
(n)	Reflects the gain on extinguishment of debt and the cancellation of partnership interests in SemGroup, L.P. pursuant to the Plan of Reorganization.
(o)	SemGroup Corporation issued shares of new common stock in settlement of liabilities subject to compromise.
(p)	Reflects adjustments to the recorded values of assets and liabilities resulting from fresh-start reporting.
(q)	Reflects the impact of fresh-start reporting on deferred taxes.
(r)	Reflects the elimination of SemGroup, L.P.’s accumulated other comprehensive income and the gain on revaluation of assets and liabilities resulting from fresh-start reporting.

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

8.	REORGANIZATION, Continued

The following table reconciles the reorganization value to the November 30, 2009 equity of the reorganized SemGroup Corporation (in thousands). The November 30, 2009 equity balances of the reorganized SemGroup Corporation include the shares that are required to be issued in settlement of pre-petition claims once the process of resolving these claims has been completed.

Reorganization value	$1,500,000
less: SemGroup term loan (Note 17)	(300,000)
less: SemCrude Pipeline credit facility (Note 17)	(125,000)
less: SemLogistics credit facility (Note 17)	(41,285)
less: warrants (Note 19)	(16,037)

SemGroup Corporation equity	$1,017,678

The reorganization items gain (loss) shown on the consolidated statements of operations consists of the following (in thousands):

	Predecessor
	Eleven Months Ended November 30, 2009	Year Ended December 31, 2008
Gain on extinguishment of debt (a)	$2,544,218	$—
Gain on disposal of SemGroup Energy Partners (b)	613,918	—
Gain on asset revaluation in fresh-start reporting (c)	352,653	—
Gain from Canadian plan effects and reconsolidation (d)	244,281	—
Professional fees (e)	(164,964)	(59,337)
Uncollectable accounts expense (f)	(38,757)	(138,290)
Loss on disposal or impairment of long-lived assets (g)	(11,677)	(141,413)
Employment costs (h)	(6,706)	(2,788)
Finance costs (i)	—	(28,723)
Loss on rejected contracts (j)	—	(41,174)
Other	(523)	124

Total reorganization items gain (loss)	$3,532,443	$(411,601)

(a)	Represents the gain on the forgiveness of debt pursuant to the Plan of Reorganization. Also includes refinements to the estimated amount of valid claims by pre-petition creditors. During 2008, we recorded an estimate for the total amount of claims subject to compromise. During 2009, we refined this estimate as we reviewed the claims, and reversed some of the amounts that had been accrued.
(b)	As described in Note 4, we surrendered all of our ownership interests in SemGroup Energy Partners in the reorganization process. At the time SemGroup Energy Partners was deconsolidated, our investment balance was in a liability position, due in part to deferred gains on previous sales of limited partner interests.
(c)	As described earlier in this Note, we revalued our assets and liabilities in fresh-start reporting, and recorded a reorganization gain for the increase in fair value of net assets over the previously recorded value.
(d)	As described earlier in this Note, we reconsolidated SemCAMS and SemCanada Crude on the Emergence Date. The reorganization gain includes the excess of the fair value of SemCAMS and SemCanada Crude upon reconsolidation over the recorded value of our investment in SemCAMS and SemCanada Crude. In addition, the reorganization gain includes the restoration of certain receivables from SemCAMS and SemCanada Crude pursuant to their plans of reorganization.

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

8.	REORGANIZATION, Continued

(e)	Professional fees include a variety of services related to the restructuring of the business, including, among others:

•

legal fees related to the reorganization process, including those related to bankruptcy court filings and hearings, negotiation of credit agreements, settlements of disputes with claimants, and other matters;

•	general management consulting services relating to the disposal of assets, the reconciliation and negotiation of pre-petition claims, preparation for emergence from bankruptcy, and other matters;

•

valuation advisory fees for the determination of the reorganization value of the business required for the Plan of Reorganization and the valuation of long-lived assets required by fresh-start reporting;

•	accounting fees for assistance with fresh-start reporting and preparation for public company financial reporting obligations; and

•	fees paid to the United States Trustee.

(f)	Represents the write-off of receivables in situations where we believe the customer non-payment was related to our bankruptcy. The amounts in 2009 include certain receivables from SemGroup Energy Partners. The amounts in 2008 include write-offs of accounts and notes receivable from our Canadian subsidiaries that were estimated at the time to not be collectable.
(g)	Losses associated with the impairment or disposal of assets that resulted from the reorganization and restructuring of the business were recorded as reorganization losses. See Note 6 for a listing of these events.
(h)	Employment costs include severance related to the termination of employment relationships and bonuses paid to retain personnel during the reorganization process.
(i)	Includes the write-off of debt issuance costs and the accretion of the discount on bonds to face value upon the filing for bankruptcy protection.
(j)	During the reorganization process, we rejected numerous contracts, which resulted in damage claims by counterparties. We recorded reorganization losses and liabilities subject to compromise for the estimated amounts of such damages.

9.	CONDENSED COMBINED FINANCIAL STATEMENTS OF U.S. DEBTORS

The condensed combined financial statements shown below include SemGroup, L.P. and its subsidiaries that filed for bankruptcy in the United States (the “U.S. Debtors”). Transactions and balances between the U.S. Debtors have been eliminated in the condensed combined financial statements below. The condensed combined financial statements below are presented on the same basis as our consolidated financial statements, except as described below.

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

9.	CONDENSED COMBINED FINANCIAL STATEMENTS OF U.S. DEBTORS, Continued

Condensed combined statements of operations of U.S. Debtors (amounts in thousands)

	Predecessor
	Eleven Months Ended November 30, 2009	Year Ended December 31, 2008
Revenue	$677,046	$4,400,837
Costs of products sold, exclusive of depreciation and amortization	598,882	5,353,122
Operating expenses	64,775	417,339
General and administrative expense	30,193	49,667

Operating loss	(16,804)	(1,419,291)
Interest expense	11,189	67,850
Other income, net	(4,899)	(9,449)
Equity in (earnings) losses of subsidiaries other than U.S. Debtors (*)	(140,516)	(2,871)
Reorganization items (gain) loss	(3,417,712)	389,292

Income (loss) from continuing operations	3,535,134	(1,864,113)
Loss from discontinued operations	(140,550)	(987,769)

Net income (loss)	$3,394,584	$(2,851,882)

(*)	Represents our equity in the earnings of entities that are included in our consolidated statements of operations, but which are not U.S. Debtors. These are accounted for under the equity method in these condensed combined statements of operations of the U.S. Debtors.

Condensed combined statements of cash flows of U.S. Debtors (amounts in thousands)

	Predecessor
	Eleven Months Ended November 30, 2009	Year Ended December 31, 2008
Net cash provided by (used in):
Operating activities	$(610,832)	$(192,750)
Investing activities	28,284	261,826
Financing activities	14,655	501,714

Net increase (decrease) in cash and cash equivalents	(567,893)	570,790
Cash and cash equivalents, beginning of period	590,250	19,460

Cash and cash equivalents, end of period	$22,357	$590,250

10.	SEGMENTS

As described in Note 1, we own a portfolio of energy-related businesses. These businesses are organized based on the nature and location of the services they provide. Certain summarized information related to these segments is shown in the tables below. None of the operating segments have been aggregated, other than White Cliffs Pipeline, which has been included within the SemCrude segment. Although “corporate and other” does not represent an operating segment, it is included in the tables below to reconcile segment information to that of the consolidated Company. We sold the property, plant and equipment of SemCanada

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

10.	SEGMENTS, Continued

Crude during fourth quarter 2010 and began winding down its operations. SemCanada Crude ceased to be an operating segment during fourth quarter 2010 and is, therefore, included within “Corporate and Other” in the tables below. SemCanada Energy and SemGroup Energy Partners are also included within “Corporate and Other” in the tables below, as they never represented segments of the reorganized SemGroup. Eliminations of transactions between segments are also included within “Corporate and Other” in the tables below.

The accounting policies of each segment are the same as the accounting policies of the consolidated Company. Transactions between segments are generally recorded based on prices negotiated between the segments. Certain general and administrative and interest expenses incurred at the corporate level were allocated to the segments, based on our allocation policies in effect at the time. During fourth quarter 2010, we completed a detailed study of these expenses and developed a more refined allocation methodology. We adjusted the general and administrative and interest expense allocations during fourth quarter 2010 to reflect the application of the more refined methodology for the full year of 2010.

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

10.	SEGMENTS, Continued

	Successor
	Year Ended December 31, 2010
	SemCrude	SemStream	SemCAMS	SemGas	SemLogistics	SemMexico	Corporate and Other	Consolidated
	(dollars in thousands)
Revenues:
External	$222,927	$664,673	$144,754	$48,402	$38,371	$149,557	$361,650	$1,630,334
Intersegment	22,927	53,623	—	27,388	—	—	(103,938)	—

Total revenues	245,854	718,296	144,754	75,790	38,371	149,557	257,712	1,630,334
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	149,383	690,970	67	50,800	—	129,449	245,263	1,265,932
Operating	25,498	9,074	95,072	6,342	8,406	4,742	4,306	153,440
General and administrative	10,525	9,511	18,942	6,626	5,286	10,352	25,995	87,237
Depreciation and amortization	27,643	6,764	9,556	5,480	7,881	6,183	7,375	70,882
Loss (gain) on disposal or impairment of long-lived assets, net	6,895	(35)	(14)	12	—	8,837	89,355	105,050

Total expenses	219,944	716,284	123,623	69,260	21,573	159,563	372,294	1,682,541
Equity in earnings of White Cliffs	1,949	—	—	—	—	—	—	1,949

Operating income (loss)	27,859	2,012	21,131	6,530	16,798	(10,006)	(114,582)	(50,258)

Other expenses (income):
Interest expense	15,384	15,496	25,108	2,254	3,998	13	23,880	86,133
Other expense (income), net	(1,569)	(2,983)	617	(753)	(88)	(199)	9,313	4,338

Total other expenses (income)	13,815	12,513	25,725	1,501	3,910	(186)	33,193	90,471

Income (loss) from continuing operations before income taxes	$14,044	$(10,501)	$(4,594)	$5,029	$12,888	$(9,820)	$(147,775)	$(140,729)

Additions to long-lived assets	$16,731	$5,781	$4,308	$3,623	$8,964	$4,516	$4,051	$47,974

Total assets at December 31, 2010 (excluding intersegment)	$507,909	$342,475	$269,958	$76,048	$230,789	$90,264	$149,745	$1,667,188
Equity investment in White Cliffs at December 31, 2010	$152,020	$—	$—	$—	$—	$—	$—	$152,020

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

10.	SEGMENTS, Continued

	Successor
	Month Ended December 31, 2009
	SemCrude	SemStream	SemCAMS	SemGas	SemLogistics	SemMexico	Corporate and Other	Consolidated
	(dollars in thousands)
Revenues:
External	$11,930	$59,546	$12,930	$4,399	$3,297	$12,079	$53,147	$157,328
Intersegment	2,085	4,477	—	2,245	—	—	(8,807)	—

Total revenues	14,015	64,023	12,930	6,644	3,297	12,079	44,340	157,328
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	6,317	75,593	—	4,495	11	10,242	43,378	140,036
Operating	907	1,642	11,345	921	657	1,142	151	16,765
General and administrative	2,012	1,435	1,726	975	575	1,310	(21)	8,012
Depreciation and amortization	4,937	509	962	427	655	304	997	8,791
Loss on disposal or impairment of long-lived assets, net	—	—	23,119	—	—	—	—	23,119

Total expenses	14,173	79,179	37,152	6,818	1,898	12,998	44,505	196,723

Operating income (loss)	(158)	(15,156)	(24,222)	(174)	1,399	(919)	(165)	(39,395)

Other expenses (income):
Interest expense	3,047	1,987	1,015	358	418	—	344	7,169
Other expense (income), net	(307)	(3)	(583)	(2)	6	(58)	(276)	(1,223)

Total other expenses (income)	2,740	1,984	432	356	424	(58)	68	5,946

Income (loss) from continuing operations before income taxes	$(2,898)	$(17,140)	$(24,654)	$(530)	$975	$(861)	$(233)	$(45,341)

Additions to long-lived assets	$2,037	$1,752	$948	$859	$724	$490	$651	$7,461

Total assets at December 31, 2009 (excluding intersegment)	$625,844	$354,206	$235,320	$81,106	$241,212	$91,507	$580,818	$2,210,013

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

10.	SEGMENTS, Continued

	Predecessor
	Eleven Months Ended November 30, 2009
	SemCrude	SemStream	SemCAMS	SemGas	SemLogistics	SemMexico	Corporate and Other	Consolidated
	(dollars in thousands)
Revenues:
External	$256,931	$402,553	$—	$39,099	$33,393	$167,063	$2,196	$901,235
Intersegment	—	26,306	—	16,131	—	—	(42,437)	—

Total revenues	256,931	428,859	—	55,230	33,393	167,063	(40,241)	901,235
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	178,705	425,470	—	37,700	565	144,142	(42,409)	744,173
Operating expense	17,716	9,006	—	9,002	7,186	3,983	414	47,307
General and administrative expense	7,436	5,410	—	4,371	4,353	7,129	15,549	44,248
Depreciation and amortization	10,878	4,813	—	8,296	8,615	2,942	3,430	38,974
Loss on disposal or impairment of long-lived assets, net	—	—	—	13,625	—	—	—	13,625

Total expenses	214,735	444,699	—	72,994	20,719	158,196	(23,016)	888,327

Operating income (loss)	42,196	(15,840)	—	(17,764)	12,674	8,867	(17,225)	12,908

Other expenses (income):
Interest expense	6,292	2,174	—	739	627	—	2,209	12,041
Other expense (income), net	(1,643)	—	—	(92)	(3,009)	(772)	(3,176)	(8,692)

Total other expenses (income)	4,649	2,174	—	647	(2,382)	(772)	(967)	3,349

Income (loss) from continuing operations before reorganization items and income taxes	$37,547	$(18,014)	$—	$(18,411)	$15,056	$9,639	$(16,258)	$9,559

Additions to long-lived assets	$45,645	$3,399	$—	$11,516	$9,523	$14,112	$5,651	$89,846

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

10.	SEGMENTS, Continued

	Predecessor
	Year Ended December 31, 2008
	SemCrude	SemStream	SemCAMS	SemGas	SemLogistics	SemMexico	Corporate and Other	Consolidated
	(dollars in thousands)
Revenues:
External	$2,827,414	$1,416,967	$199,300	$96,845	$40,731	$250,705	$1,874,686	$6,706,648
Intersegment	240,364	104,822	127,377	18,426	—	—	(490,989)	—

Total revenue	3,067,778	1,521,789	326,677	115,271	40,731	250,705	1,383,697	6,706,648
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	3,673,594	1,683,156	204,512	108,127	704	218,867	1,317,371	7,206,331
Operating expense	294,742	9,776	90,394	10,097	9,318	5,328	55,502	475,157
General and administrative expense	31,812	3,028	13,424	3,383	4,969	11,834	37,591	106,041
Depreciation and amortization	2,995	4,981	19,785	13,216	10,362	3,131	32,520	86,990
Loss (gain) on disposal or impairment of long-lived assets, net	2,901	26	—	65,487	35	(38)	3,307	71,718

Total expenses	4,006,044	1,700,967	328,115	200,310	25,388	239,122	1,446,291	7,946,237

Operating income (loss)	(938,266)	(179,178)	(1,438)	(85,039)	15,343	11,583	(62,594)	(1,239,589)

Other expenses (income):
Interest expense	4,918	9,077	8,800	6,795	3,242	295	77,662	110,789
Other expense (income), net	(887)	58	1,878	(69)	2,521	589	(4,460)	(370)

Total other expenses	4,031	9,135	10,678	6,726	5,763	884	73,202	110,419

Income (loss) from continuing operations before reorganization items and income taxes	$(942,297)	$(188,313)	$(12,116)	$(91,765)	$9,580	$10,699	$(135,796)	$(1,350,008)

Additions to long-lived assets	$201,834	$7,590	$26,954	$23,269	$25,564	$8,575	$132,397	$426,183

Income tax expense (benefit) relates to the following segments (amounts in thousands):

	Successor		Predecessor
	Year Ended December 31, 2010	Month Ended December 31, 2009	Eleven Months Ended November 30, 2009	Year Ended December 31, 2008
SemCAMS	$886	$(6,899)	$—	$1,176
SemLogistics	2,244	(459)	4,192	4,166
SemMexico	259	(72)	2,118	2,217
Other	(9,612)	221	—	40,938

Total	$(6,223)	$(7,209)	$6,310	$48,497

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

11.	INVENTORIES

Inventories of continuing operations consist of the following (in thousands):

	Successor
	December 31, 2010	December 31, 2009
Natural gas and natural gas liquids	$104,134	$134,433
Crude oil	18,608	23,982
Asphalt and other	7,104	8,290

	$129,846	$166,705

12.	OTHER ASSETS

Other current assets consist of the following (in thousands):

	Successor
	December 31, 2010	December 31, 2009
Product prepayments	$3,761	$70,129
Other prepaid expenses	15,805	15,460
Margin deposits	14,884	27,026
Derivative assets	4,368	2,778

Total other current assets	$38,818	$115,393

Approximately $59.8 million of the product prepayments at December 31, 2009 related to SemCanada Crude.

Other noncurrent assets consist of the following (in thousands):

	Successor	Predecessor
	December 31, 2010	December 31, 2009
Debt issuance costs, net	$23,435	$44,565
Cash surrender value of life insurance	—	7,031
Other	6,740	8,855

Total other noncurrent assets, net	$30,175	$60,451

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

13.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

	Successor
	December 31, 2010	December 31, 2009
Land	$52,765	$63,938
Pipelines and related facilities	162,472	399,540
Storage and terminal facilities	299,333	281,610
Natural gas gathering and processing facilities	236,308	220,368
Linefill	18,200	17,533
Office and other property and equipment	20,151	28,023
Construction-in-progress	38,077	34,930

Property, plant and equipment, gross	827,306	1,045,942
Accumulated depreciation	(45,491)	(4,563)

Property, plant and equipment, net	$781,815	$1,041,379

SemGroup Corporation recorded depreciation expense of $54.7 million for the year ended December 31, 2010, and $4.6 million for the month ended December 31, 2009. SemGroup, L.P. recorded depreciation expense from continuing operations of $36.9 million for the eleven months ended November 30, 2009, and $74.5 million the year ended December 31, 2008.

We include within the cost of property, plant and equipment interest costs incurred while an asset is being constructed. SemGroup Corporation capitalized $0.4 million of interest costs during the year ended December 31, 2010. SemGroup, L.P. capitalized $2.6 million of interest costs during the eleven months ended November 30, 2009, and $10.8 million the year ended December 31, 2008.

14.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill relates to the following segments (in thousands):

	Successor
	December 31, 2010	December 31, 2009
SemCrude	$—	$17,000
SemStream	53,707	53,707
SemLogistics	44,220	45,535
SemMexico	9,896	17,989
Corporate and other	—	52,613

Total	$107,823	$186,844

As described in Note 3, we test goodwill for impairment annually, or more often if circumstances warrant. To perform these tests, we must determine which asset groups the goodwill relates to (such asset groups are referred to as reporting units). SemLogistics and SemMexico each represent one reporting unit. SemStream consists of three reporting units, two of which represent certain utility operations in Arizona. Of the December 31, 2010 goodwill related to SemStream, $3.6 million is attributable to one of the Arizona utility reporting units.

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

14.	GOODWILL AND OTHER INTANGIBLE ASSETS, Continued

For the October 1, 2010 goodwill impairment tests, we developed estimates of cash flows for each reporting unit for a period of time ranging from 9-15 years, and also developed an estimated terminal value using an assumed 3% growth rate. We discounted the estimated cash flows to present value using a rate of 13.84% for SemMexico and 9.36% for the other reporting units.

Changes in goodwill balances during the period from December 31, 2008 to December 31, 2010 are shown below (in thousands):

Balance, December 31, 2008 (Predecessor)	$43,607
Currency translation adjustments	3,122
Reconsolidation of SemCanada Crude (Note 5)	52,787
Application of fresh-start reporting (Note 8)	89,296

Balance, November 30, 2009 (Successor)	188,812
Currency translation adjustments	(1,968)

Balance, December 31, 2009 (Successor)	186,844
Currency translation adjustments	(848)
Impairments (Note 6)	(61,173)
Deconsolidation of White Cliffs (Note 4)	(17,000)

Balance, December 31, 2010 (Successor)	$107,823

For U.S. federal income tax purposes, all of the goodwill recorded upon emergence from bankruptcy is being amortized on a straight-line basis over a 15-year period.

Other intangible assets

Other intangible assets relate to the following segments (in thousands):

	Successor
	December 31, 2010	December 31, 2009
SemCrude	$—	$50,692
SemStream	19,679	23,598
SemMexico	12,539	14,247
Corporate and other	46	42,075

Total	$32,264	$130,612

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

14.	GOODWILL AND OTHER INTANGIBLE ASSET, Continued

Changes in other intangible asset balances subsequent to the Emergence Date are shown below (in thousands):

Balance, November 30, 2009 (Successor)	$134,452
Amortization	(4,218)
Currency translation adjustments	378

Balance, December 31, 2009 (Successor)	130,612

Amortization	(16,181)
Impairment (Note 6)	(39,446)
Deconsolidation of White Cliffs (Note 4)	(43,267)
Currency translation adjustments	546

Balance, December 31, 2010 (Successor)	$32,264

Our other intangible assets consist primarily of customer relationships and contracts, which represented $28.3 million of the balance at December 31, 2010 and $126.0 million of the balance at December 31, 2009. At December 31, 2010, these assets relate to our SemStream and SemMexico segments. These assets may be subject to impairments in the future if we are unable to maintain the relationships with the customers to which the assets relate.

Prior to the Emergence Date, intangible assets were generally amortized on a straight-line basis over the expected period of benefit. Subsequent to the Emergence Date, intangible assets are generally amortized on an accelerated basis over on the estimated period of benefit. SemGroup, L.P. recorded intangible asset amortization expense from continuing operations of $2.1 million for the eleven months ended November 30, 2009 and $12.5 million for the year ended December 31, 2008. We estimate that amortization of other intangible assets will be as follows (in thousands):

For twelve months ending:
December 31, 2011	$5,626
December 31, 2012	4,740
December 31, 2013	4,010
December 31, 2014	3,292
December 31, 2015	2,675
Thereafter	11,921

Total estimated amortization expense	$32,264

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

15.	FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK

Fair value of financial instruments

We record certain financial assets and liabilities at fair value at each balance sheet date. The tables below summarize the balances of these assets and liabilities at December 31, 2010 and 2009 (in thousands):

	Successor
	December 31, 2010					December 31, 2009
	Level 1	Level 2	Level 3	Netting*	Total	Level 1	Level 2	Level 3	Total
Assets:
Commodity derivatives	$97,857	$1,993	$2,499	$(97,981)	$4,368	$—	$1,605	$1,173	$2,778
Liabilities:
Commodity derivatives	$101,563	$7,494	$3,046	$(97,981)	$14,122	$80	$1,193	$24,611	$25,884
Warrants	—	—	17,192	—	17,192	—	—	16,909	16,909

Total liabilities	101,563	7,494	20,238	(97,981)	31,314	80	1,193	41,520	42,793

Net assets (liabilities) at fair value	$(3,706)	$(5,501)	$(17,739)	$—	$(26,946)	$(80)	$412	$(40,347)	$(40,015)

*	Relates primarily to exchange traded futures. Gain and loss positions on multiple contracts are settled net on a daily basis with the exchange.

“Level 1” measurements were obtained using unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. These include commodity futures contracts that are traded on an exchange.

“Level 2” measurements use as inputs market observable and corroborated prices for similar commodity derivative contracts. Assets and liabilities classified as Level 2 include over-the-counter (OTC) traded forwards, swaps and futures not included under Level 1 above.

“Level 3” measurements were obtained using information from a pricing service and internal valuation models incorporating observable and unobservable market data. These include commodity derivatives, such as forwards and swaps that are not traded on an exchange, and for which there is not a highly liquid OTC market, and therefore are not included in Level 1 or Level 2 above. Level 3 measurements also include common stock warrants. We use a Black-Scholes pricing model to estimate the fair value of the warrants.

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the fair value levels.

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

15.	FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK, Continued

The following table reconciles changes in the fair value of our net financial assets and liabilities classified as Level 3 in the fair value hierarchy (in thousands):

	Successor						Predecessor
	Year Ended December 31, 2010			Month Ended December 31, 2009			Eleven Months Ended November 30, 2009
	Warrants	Commodity Derivatives	Total	Warrants	Commodity Derivatives	Total	Commodity Derivatives
Beginning balance	$(16,909)	$(23,438)	$(40,347)	$(16,037)	$(15,663)	$(31,700)	$11,324
Transfers out of Level 3(**)	—	4,072	4,072	—	—	—
Total gain or loss (realized and unrealized) included in earnings(*)	(283)	(5,351)	(5,634)	(872)	(5,372)	(6,244)	(34,390)
Purchases, issuances, sales and settlements	—	24,170	24,170	—	(2,403)	(2,403)	10,610
Fresh-start and plan effect adjustments	—	—	—	—	—	—	(19,244)

Ending balance	$(17,192)	$(547)	$(17,739)	$(16,909)	$(23,438)	$(40,347)	$(31,700)

Amount of total gain or loss included in earnings for the period attributable to the change in unrealized gain or loss relating to assets and liabilities still held at the reporting date	$(283)	$(547)	$(830)	$(872)	$(10,222)	$(11,094)	$(13,158)

(*)

Gains and losses related to commodity derivatives are reported in product revenue, gains and losses related to warrants are recorded in other expense (income), and gains and losses related to fresh-start and plan effect adjustments are recorded in reorganization items gain (loss) in the consolidated statements of operations.

(**)	Our policy is to recognize transfers in and transfers out as of the end of the reporting period.

Commodity derivative contracts

Our consolidated results of operations and cash flows are impacted by changes in market prices for petroleum products. This exposure to commodity price risk is managed, in part, by entering into various commodity derivative contracts.

SemCrude manages marketing price risk by limiting its net open positions subject to outright price risk and basis risk resulting from grade, location, or time differences. SemCrude does so by selling and purchasing like quantities of crude oil with purchase and sale transactions or by entering into future delivery and purchase obligations with futures contracts or other derivative instruments at locations along its pipeline and Cushing storage systems, with the effect that many of these purchases and sales become “back-to-back” transactions (purchases and sales of crude oil are predominantly matched). SemCrude’s storage and transportation assets also can be used to mitigate location and time basis risk. In addition, when SemCrude engages in back-to-back purchases and sales, the sales and purchase prices are intended to lock in positive margins for SemCrude, e.g., the sales price is intended to exceed purchase costs and all other fixed and variable costs. All marketing activities are subject to the our risk management policy which establishes limits, both at SemCrude and SemGroup Corporation levels, to manage risk and mitigate financial exposure.

SemStream manages marketing price risk by limiting its net open positions subject to outright price risk and basis risk resulting from grade, location, or time differences. SemStream does so by selling and purchasing similar quantities of natural gas liquids with purchase and sale transactions for current or future delivery, by

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

15.	FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK, Continued

entering into future delivery and purchase financial obligations with futures contracts or other derivative instruments, and employing its storage and transportation assets. SemStream may hedge its natural gas liquids commodity price exposure with derivatives on commodities other than natural gas liquids due to the limited size of the market for natural gas liquids derivatives. In addition, physical transaction sale and purchase strategies are intended to lock in positive margins for SemStream, e.g., the sales price is sufficient to cover purchase costs, any other fixed and variable costs, and SemStream’s profit. All marketing activities are subject to our risk management policy, which establishes limits both at the SemStream segment and consolidated SemGroup levels to manage risk and mitigate financial exposure.

Our commodity derivatives were comprised of crude oil and natural gas liquids swaps, forward contracts and futures contracts. These are defined as follows:

Forward contracts—A bilateral contract in which two parties agree to buy or sell a commodity at an agreed price at some future time under conditions that are mutually agreeable. In contrast to futures, forward contracts are not standardized and usually transacted over-the-counter.

Swaps—Transactions where a floating price, basis, or index is exchanged for a fixed (or a different floating) price, basis, or index at a preset schedule in the future according to an agreed-upon formula.

Futures contracts—A legally binding agreement to buy or sell a commodity at a later date. Futures contracts are standardized according to the quality, quantity and delivery time and location for each commodity, and are usually traded on an exchange.

The following table sets forth the notional quantities for derivative instruments entered into (amounts in thousands of barrels):

	Successor		Predecessor
	Year Ended December 31, 2010	Month Ended December 31, 2009	Eleven Months Ended November 30, 2009
Sales	16,227	764	8,512
Purchases	14,955	369	3,829

We have not designated any of our commodity derivative instruments as accounting hedges. We record the fair value of the derivative instruments on our consolidated balance sheets in other current assets and other current liabilities. At December 31, 2010, the fair value of our commodity derivatives recorded to other current assets is $4.4 million and the fair value recorded to current liabilities is $14.1 million. At December 31, 2009 the fair value of our commodity derivatives recorded to other current assets was $2.8 million and the fair value recorded to other current liabilities was $25.9 million.

Realized and unrealized losses of $12.0 million from our commodity derivatives were recorded to product revenue for the year ended December 31, 2010. Realized and unrealized losses from our commodity derivatives were recorded to product revenue in the amount of $13.6 million for the month ended December 31, 2009, and $32.3 million for the eleven months ended November 30, 2009.

Transfer of derivative positions in July 2008

Prior to the Petition Date, we generated significant unrealized losses on our derivative positions, including significant losses on certain crude oil options, which are reported as reductions to revenue in the consolidated statements of operations. On July 15, 2008, we transferred open derivative positions with a net value of $2.3 billion (loss) and approximately $2.4 billion of cash to a third party. We recorded a reduction to revenue of $143.0 million upon completion of this transaction.

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

15.	FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK, Continued

Interest rate swaps

Prior to the Petition Date, we used interest rate swap agreements to manage a portion of the exposure related to changing interest rates. Changes in the fair value of these agreements were recorded to interest expense. The interest rate swaps were terminated upon our filing for bankruptcy in 2008.

Forward currency exchange contracts

We entered into certain forward currency exchange contracts during 2008 to mitigate foreign currency exchange risk related to our Canadian operations. The change in the fair value of the forward currency exchange contracts is reported in revenue in the consolidated statements of operations. We did not have any such contracts outstanding at December 31, 2010 or 2009.

Concentrations of risk

During the year ended December 31, 2010, no individual customer accounted for more than 10% of our consolidated revenue.

During the month ended December 31, 2009, our continuing operations generated approximately $15.8 million of revenue from one customer of the SemStream segment, which represented approximately 11% of our consolidated revenue from continuing operations. At December 31, 2009, no individual customer accounted for more than 10% of our consolidated accounts receivable.

During the eleven months ended November 30, 2009, we generated approximately $178.4 million in revenue from one customer of the SemCrude segment, which represented approximately 20% of our consolidated revenue from continuing operations. Approximately 17% of our consolidated costs of products sold were purchased from one of the SemCrude segment’s suppliers.

During the year ended December 31, 2008, our continuing operations generated approximately $1.9 billion of revenue from one customer, which represented approximately 29% of our consolidated revenue from continuing operations.

Assets and liabilities of subsidiaries outside the United States

The following table summarizes the assets and liabilities (excluding affiliate balances) at December 31, 2010 of our subsidiaries outside the United States (amounts in thousands):

	Canada	United Kingdom	Mexico
Cash and cash equivalents	$62,085	$9,283	$9,366
Other current assets	80,643	2,337	22,535
Noncurrent assets	176,105	219,063	58,363

Total assets	318,833	230,683	90,264

Current liabilities	62,581	6,586	21,751
Noncurrent liabilities	82,642	59,667	3,769

Total liabilities	145,223	66,253	25,520

Net assets	$173,610	$164,430	$64,744

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

15.	FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK, Continued

Employees

At December 31, 2010, we had approximately 800 employees, including approximately 550 employees outside the U.S. Approximately 120 of the employees in Canada and Mexico are represented by labor unions and are subject to collective bargaining agreements. Of these employees, approximately 50 are subject to collective bargaining agreements that will expire in 2011.

16.	INCOME TAXES

Prior to the Emergence Date, we generally did not record a provision for U.S. federal or state income taxes since SemGroup, L.P. was a partnership and was not subject to such taxes. Upon emergence from bankruptcy, we became a corporation and are now subject to U.S. federal and state income taxes. Our subsidiaries based in Canada, the United Kingdom, and Mexico have been subject to income taxes in those jurisdictions throughout the period of these financial statements.

As described in Note 4, SemCAMS and SemCanada Crude were deconsolidated from the Petition Date through the Emergence Date. Amounts shown for income (loss) from continuing operations before income taxes and for provision (benefit) for income taxes in the following tables do not include SemCAMS and SemCanada Crude for a portion of 2008 or the eleven months ended November 30, 2009.

Income tax expense (benefit)

Our consolidated income (loss) from continuing operations before income taxes was generated in the following jurisdictions (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2010	Month Ended December 31, 2009	Eleven Months Ended November 30, 2009	Year Ended December 31, 2008
U.S.	$(35,242)	$(18,478)	$3,488,471	$(1,878,701)
Foreign	(105,487)	(26,863)	53,531	117,092

Consolidated	$(140,729)	$(45,341)	$3,542,002	$(1,761,609)

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

16.	INCOME TAXES, Continued

The following table summarizes income tax expense (benefit) from continuing operations by jurisdiction (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2010	Month Ended December 31, 2009	Eleven Months Ended November 30, 2009	Year Ended December 31, 2008
Current income tax provision (benefit):
Foreign	$7,376	$(2,518)	$(53,182)	$146,125
U.S. federal	—	—	—	—
U.S. state	120	106	—	—

	7,496	(2,412)	(53,182)	146,125
Deferred income tax provision (benefit):
Foreign	(16,570)	(5,146)	59,492	(97,628)
U.S. federal	2,450	311	—	—
U.S. state	401	38	—	—

	(13,719)	(4,797)	59,492	(97,628)

Provision (benefit) for income taxes	$(6,223)	$(7,209)	$6,310	$48,497

The following table reconciles income tax provision (benefit) at the U.S. federal statutory rate to the consolidated provision (benefit) for income taxes (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2010	Month Ended December 31, 2009	Eleven Months Ended November 30, 2009	Year Ended December 31, 2008

Income (loss) from continuing operations before income taxes	$(140,729)	$(45,341)	$3,542,002	$(1,761,609)
U.S. federal statutory rate	35%	35%	35%	35%

Provision at statutory rate	(49,255)	(15,869)	1,239,701	(616,563)
State income taxes—net of federal benefit	339	93	—	—
Effect of rates other than statutory	2,447	(7,151)	(4,226)	(6,482)
Effect of U.S. taxation on foreign branches	(36,920)	—	—	—
Foreign tax adjustment	—	(1,442)	(10,595)	31,289
Impairment of goodwill	21,411	—	—	—
Partnership income not subject to tax provision	—	—	(1,218,570)	648,972
Foreign tax credit and offset to branch deferreds	13,392	(99,190)	—	—
Impact of valuation allowance on deferred tax assets	38,184	115,418	—	—
Other, net	4,179	932	—	(8,719)

Provision for income taxes	$(6,223)	$(7,209)	$6,310	$48,497

For the eleven months ended November 30, 2009 and the year ended December 31, 2008, SemGroup, L.P. was a partnership and, therefore, was not subject to U.S. federal and state income taxes. For the month ended December 31, 2009 and the year ended December 31, 2010, the foreign subsidiaries are disregarded entities for U.S. federal income tax purposes. The foreign earnings are taxed in foreign jurisdictions as well as in the U.S. Foreign tax credits, subject to limitations, are available to reduce U.S. taxes.

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

16.	INCOME TAXES, Continued

Deferred tax positions

Deferred income taxes reflect the effects of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. Significant components of deferred tax assets and liabilities are as follows at December 31, 2010 and 2009 (in thousands):

	Successor
	December 31, 2010	December 31, 2009

Deferred tax assets:
Net operating loss and other credit carryforwards	$34,625	$3,814
Compensation and benefits	3,334	—
Unrealized gain/(loss)	—	2,893
Inventories	729	2,021
Intangible assets	40,212	—
Pension plan	3,398	2,473
Allowance for doubtful accounts	5,573	975
Deferred revenue	7,267	9,348
Foreign tax credit and offset to branch deferreds	84,969	98,400
Other	5,984	618
less: valuation allowance	(162,202)	(117,119)

Net deferred tax assets	23,889	3,423

Deferred tax liabilities:
Intangible assets	(12,582)	(20,522)
Prepaid expenses	(109)	(6,854)
Unrealized gain/(loss)	(2,497)	—
Property, plant and equipment	(90,803)	(74,293)
Other	(3,037)	—

Total deferred tax liabilities	(109,028)	(101,669)

Net deferred tax assets (liabilities)	$(85,139)	$(98,246)

At December 31, 2010, we had a cumulative U.S. federal net operating loss of approximately $84.2 million that can be carried forward to apply against taxable income generated in future years. This carry forward begins to expire in 2029. We had U.S. capital losses of approximately $1.5 million and cumulative U.S. state net operating losses of approximately $63.6 million available for carry forward, which begin to expire in 2014.

Due to our emergence from bankruptcy and overall restructuring, we have recorded a valuation allowance on deferred tax assets. This valuation allowance increased by $45.1 million in 2010, due primarily to the fact that we have not yet been able to benefit from the net operating loss and foreign tax credit carry forwards. Certain deferred tax liabilities have been considered as a source of future taxable income in establishing the amount of the valuation allowance.

We have analyzed filing positions in all of the federal, state and foreign jurisdictions where we are required to file income tax returns and determined that no accruals related to uncertainty in tax positions are required.

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

16.	INCOME TAXES, Continued

Income taxable to partners prior to Emergence Date

Prior to the Emergence Date, SemGroup L.P.’s earnings were allocated to its general and limited partners, who were responsible for any related U.S. federal and state income taxes. Net earnings for financial statement purposes may have differed significantly from taxable income reportable to the partners, due to differences between the tax basis and financial reporting basis of assets and liabilities, and also due to the taxable income allocation requirements under SemGroup, L.P.’s partnership agreement. Individual partners had different investment bases, depending upon timing and price of the acquisition of partnership interests. Further, each partner’s tax accounting, which was dependent upon the partner’s tax position, may have differed from the accounting followed in the consolidated financial statements. Accordingly, there could be significant differences between each individual partner’s tax basis and the partner’s share of the net assets reported in the consolidated financial statements. We do not have access to information about each individual partner’s tax attributes, and the aggregate tax basis cannot be readily determined.

In addition to federal income taxes, partners may have been subject to other taxes, such as state and local taxes, foreign federal and local taxes and unincorporated business taxes that may have been imposed by the various jurisdictions in which SemGroup, L.P. conducted business or owned property. Furthermore, partners may have been required to file foreign federal income tax returns, pay foreign income taxes, file state income tax returns and pay taxes in various states.

Pro forma income taxes (unaudited)

We estimate that, had we become a taxable corporation on January 1, 2009, the Predecessor’s provision for income taxes would have been $1.2 billion for the eleven months ended November 30, 2009. This estimated pro forma income tax provision assumes that the gain on extinguishment of debt in the reorganization process would have been a taxable event. The pro forma tax provision was calculated by applying an assumed U.S. federal and state income tax rate of 35.53% to actual historical income before income taxes, taking into account estimated permanent differences. The pro forma tax provision may not be indicative of the results that actually would have occurred if we had become taxable on January 1, 2009 or the results that may occur in the future.

17.	LONG-TERM DEBT

Our long-term debt consisted of the following (in thousands):

	Successor
	December 31, 2010	December 31, 2009

Revolving credit facility	$9,000	$48,500
Revolving credit facility “OID” fee	3,937	9,613
Revolving credit facility fee	2,475	2,475
SemGroup term loan	308,653	300,000
SemLogistics credit facilities	24,289	39,820
SemCrude Pipeline credit facility	—	119,086
Capital leases	89	438

Total long-term debt	348,443	519,932

less: current portion of long-term debt	12	20,719

Noncurrent portion of long-term debt	$348,431	$499,213

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

17.	LONG-TERM DEBT, Continued

Revolving credit facility

We entered into a revolving credit facility on November 30, 2009. The amount of available credit under this facility changes every ten days, depending on the amount of eligible receivables and inventory we have available to serve as collateral. At December 31, 2010, we had outstanding cash borrowings of $9.0 million and outstanding letters of credit of $129.6 million on this facility. At December 31, 2010, the total additional capacity available on the facility was $146.1 million. Of this amount, $141.0 million was available for cash borrowings, and the remainder was available only for letters of credit.

The principal balance is due and any outstanding letters of credit expire on November 30, 2012. Earlier principal payments may be required if we enter into certain types of transactions to sell assets or obtain new borrowings. We may also be required to make early principal payments if the available credit at any point in time falls below the principal outstanding at that time. We have the right to make additional principal payments without incurring any penalties for early repayment.

We paid $27 million in fees to the lenders at the inception of the agreement, which was recorded in other noncurrent assets and is being amortized over the life of the agreement. In addition, a fee of $9.6 million (the original issuance discount, or “OID”) was payable to issuers of pre-funded letters of credit under the facility. The OID is payable on the maturity date of the facility or upon the reduction of a lender’s pre-funded letter of credit commitment. During 2010, we paid $5.7 million of the OID, leaving a balance of $3.9 million at December 31, 2010. An additional fee of $2.5 million is payable to the facility agents on the maturity date of the facility or upon termination of a lender’s participation in the facility. We recorded the obligation to pay this fee and the OID as long-term debt and recorded a corresponding other noncurrent asset. We are amortizing this asset on a straight-line basis over the life of the facility, although we have accelerated the amortization to the extent we have made early payments on the OID.

Interest on revolving credit cash borrowings is charged at a floating rate, which is calculated as 5.5% plus whichever of the following yields the highest rate: a) the Federal Funds Effective Rate plus 0.5%, b) the Prime Rate, c) the three-month London Interbank Offered Rate (“LIBOR”) for U.S dollar deposits, plus 1.5%, or d) 2.5%. Alternatively, we may elect for interest to be charged at a floating rate that is calculated as 6.5% plus the greater of LIBOR or 1.5%. The rate in effect at December 31, 2010 was 8.75%, which was calculated as 5.5% plus the prime rate of 3.25%. Interest is payable each month. In addition, a facility fee of $0.4 million is charged each year.

Interest on the OID is charged at a floating rate, which is calculated as 7.0% plus the greater of LIBOR or 1.5%. The rate in effect at December 31, 2010 was 8.5%.

The letters of credit are comprised of two types—a prefunded tranche and a revolving tranche. Fees are charged on the full $74.8 million available on the prefunded tranche at a range of 7.0% to 8.5%, regardless of the amount of letters of credit that have been issued. The rate in effect on the prefunded tranche was 8.21% at December 31, 2010. Fees are charged on the letters of credit under the revolving tranche at 7.0% for any outstanding letters of credit.

Fees ranging from 1.5% to 2.5% are charged on any lender commitments under the facility that we are not utilizing, and such fees are payable quarterly. At December 31, 2010, the total unutilized lender commitment subject to these fees was $205.9 million, and the rate in effect at December 31, 2010 was 2.5%. As described above, we are not able to utilize the full amount of the lender commitments, as the capacity available to us at any point in time is limited by the amount of eligible receivables and inventory that serve as collateral.

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

17.	LONG-TERM DEBT, Continued

Most of the interest and fees related to the facility are payable monthly, although certain of the fees are payable quarterly. We recorded interest expense related to the facility of $40.3 million during the year ended December 31, 2010 and $3.4 million during the month ended December 31, 2009, including amortization of debt issuance costs.

The facility is secured by all working capital and fixed assets of SemCrude, SemStream, SemCAMS, SemCanada Crude and SemGas (the “Loan Parties”) and our ownership interests in White Cliffs. The facility contains numerous covenants, which restrict, among other things, our ability to incur additional indebtedness, make capital expenditures in excess of certain specified amounts, create liens on assets, make investments, loans or advances, dispose of assets, enter into sale and leaseback transactions, change the business conducted by the Loan Parties, issue dividends and enter into certain hedging agreements. In addition, the facility prohibits any commodity transactions that are not allowed by our risk management policy. The facility may preclude us from prepaying the term loan (described below) if certain requirements are not met. In addition, the facility may require us to defer interest payments on the term loan. The facility contains covenants that require us to maintain certain specified financial ratios. Certain of these requirements become more stringent as time passes, which may require us to achieve increases in business levels or operating efficiencies to maintain compliance with the ratios. At December 31, 2010, we were in compliance with the covenants.

Failure to comply with the provisions of the revolving credit agreement could cause events of default, which could result in increases in interest rates, the debt becoming due and payable, or other adverse consequences. The events of default include, among others, the occurrence of an event which has, or is reasonably likely to have, a material adverse effect on our operations, prospects, or financial condition, the failure to pay fees, interest, and principal when due, a breach of any representation or warranty contained in the agreement, a breach of certain covenants, any default under any of the agreements entered into in connection with the facility, any event of default under other debt arrangements, events of bankruptcy, judgments and attachments exceeding $5.0 million, default events relating to employee benefit plans, a change in control of the Company, the guarantees, collateral documents or the facility failing to be in full force and effect or being declared null and void, any agreement pertaining to the subordination of the term loan (described below) or any subordinated indebtedness failing to be in force, or the failure to deliver to the lenders certain financial reports in the time frame required by the agreement.

Term Loan

Pursuant to the Plan of Reorganization, we entered into a term loan agreement on November 30, 2009 with a principal balance of $300 million and a maturity date of November 30, 2016.

Beginning on November 30, 2012, we are obligated to make early principal payments on an annual basis if cash flows for the preceding year, as defined in the agreement, exceed certain levels specified in the agreement. We generally have the right to make additional principal payments without incurring any penalties for early repayment. During 2010, we made a principal payment of approximately $10.5 million on the term loan.

The term loan bears interest at a fixed rate of 9%. The first interest payment was due on June 30, 2010, and subsequent interest payments are due quarterly. For interest charged before December 31, 2011, we have the option to either pay the interest in cash or to defer payment of the interest until November 30, 2014. If we elect to defer an interest payment, interest will be charged at a fixed rate of 11% for that period. Beginning on January 1, 2012, we will no longer have the option to defer interest payments, and all interest charged after that date will be payable each quarter. Under certain circumstances, the provisions of the revolving credit facility (described above) may require us to defer interest payments under the term loan. We elected

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

17.	LONG-TERM DEBT, Continued

to defer the interest payment that was due on June 30, 2010, for interest incurred during the seven month period then ended. Because of this deferral, interest was charged at 11% during this period, instead of at 9%, and $19.2 million of interest was added to the principal balance of the loan. We elected to pay interest for the three-month periods ended September 30, 2010, and December 31, 2010, in cash. We recorded interest expense related to the term loan of $31.1 million for the year ended December 31, 2010 and $2.3 million for the month ended December 2009.

The term loan is secured with a second lien on the assets that are secured under the revolving credit facility. The term loan contains numerous covenants, which are similar to the covenants in the revolving credit facility. At December 31, 2010, we were in compliance with the covenants.

Failure to comply with the provisions of the term loan agreement could cause events of default, which could result in increases in interest rates, the debt becoming due and payable, or other adverse consequences. The events of default are similar to the events of default under the revolving credit facility.

SemLogistics credit facilities

SemLogistics entered into a credit agreement in December 2010, which includes a £15 million term loan and a £15 million revolving credit facility ($23.2 million each, at the December 31, 2010 exchange rate). The proceeds from this new facility were used to retire SemLogistics’ previous credit facility.

The term loan is to be repaid with quarterly payments of £250,000 during 2013 ($0.4 million at the December 31, 2010 exchange rate), quarterly payments of £750,000 during 2014 and 2015 ($1.2 million at the December 31, 2010 exchange rate), and a final payment of £8,750,000 on December 31, 2015 ($13.5 million at the December 31, 2010 exchange rate). SemLogistics has the right to make early principal payments without incurring any penalties for early repayment. In the event of a change in control of SemLogistics, the outstanding balance will be due and payable within 30 days.

The revolving credit facility can be utilized either for cash borrowings or letters of credit. The number of cash borrowings may not exceed five at any point in time and the number of outstanding letters of credit may not exceed ten at any point in time. Borrowings under the revolving facility may be repaid at any time up to the expiration of the facility on December 31, 2015. At December 31, 2010, $1.0 million of cash borrowings were outstanding under the revolving facility and no letters of credit were utilized.

Interest is charged on both the term loan and the revolving loans (including letters of credit) at a floating rate, which is calculated as LIBOR plus a margin that ranges from 1.75% to 2.5%, depending on whether SemLogistics meets certain financial ratios specified in the agreement. The interest rate in effect at December 31, 2010 was 2.5%, which was calculated as 1.75% plus the LIBOR rate of 0.75%. Interest on the term loan and revolving facility are payable quarterly. In addition, a commitment fee of 0.50% is charged on any unused commitments under the facility and is payable quarterly. In addition, SemLogistics paid fees of $1.3 million upon inception of the facility, which were recorded to other noncurrent assets and are being amortized over the life of the facility.

During February 2011, we entered into three interest swap agreements. The intent of the swaps is to offset a portion of the variability in interest payments due under the term loan. The swaps require us to pay a fixed rate of 2.49% on a combined notional amount of £7.5 million (which declines during the final year of the swap until it reaches £7.0 million) each quarter through March 31, 2014. The swaps entitle us to receive a floating rate equal to LIBOR on the same notional amount.

The facility is secured by the assets of SemLogistics. The facility contains covenants, which, among other things, restrict the ability of SemLogistics to incur additional indebtedness, create liens on assets, make

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

17.	LONG-TERM DEBT, Continued

investments, restricted payments, loans or advances, dispose of assets, or change the nature of its business. The facility contains covenants that require SemLogistics to maintain certain financial ratios specified in the agreement. At December 31, 2010, SemLogistics was in compliance with the covenants.

Failure to comply with the provisions of the agreement could cause events of default, which could result in increases in interest rates, the debt becoming due and payable, or other adverse consequences. The events of default include the failure to pay fees, interest, or principal when due, a breach of any material representation or warranty contained in the credit agreement, a breach of certain covenants, any default under any of the agreements entered into in connection with the loan, bankruptcy, judgments and attachments, any event of default under our other credit agreements, default events relating to employee benefit plans, the guarantees, or collateral documents or the credit agreement failing to be in full force and effect or being declared null and void, or the occurrence of an event that is reasonably likely to have a material adverse effect on our ability to meet our obligations under the facility. In addition, cross acceleration will occur if we do not pay any other debt facility.

SemLogistics used the proceeds from the term loan to retire its previous credit agreement, which it had entered into on November 30, 2009. The previous facility bore interest at a floating rate, which was calculated as LIBOR plus 5.5% (or 6.0%, if a specified financial target was not met). In addition, SemLogistics paid $2.1 million of fees to the lender at the inception of the agreement. SemLogistics recorded $4.0 million of interest expense during the year ended December 31, 2010 and $0.4 million of interest expense during the month ended December 31, 2009, including the amortization of debt issuance costs.

SemCrude Pipeline credit facility

SemCrude Pipeline, L.L.C. (“SemCrude Pipeline”), which is a wholly-owned subsidiary that holds our ownership interest in White Cliffs, borrowed $125 million under a credit agreement on November 30, 2009. SemCrude Pipeline retired this facility during September 2010. Once this facility was retired, SemCrude Pipeline became a Loan Party under the revolving credit agreement (described above).

Interest was generally charged on the SemCrude Pipeline credit facility at a floating rate, which was calculated as 6% plus the greater of LIBOR or 1.5%. In addition, we paid $4.8 million in fees to the lender at the inception of the agreement, which have been fully amortized. We recorded interest expense related to this facility of $11.0 million during the year ended December 31, 2010, and $1.1 million for the month ended December 31, 2009.

SemMexico facilities

During 2010, SemMexico entered into a credit agreement. This facility allows SemMexico to borrow up to 80 million Mexican pesos (approximately $6.5 million U.S. dollars at the December 31, 2010 exchange rate) at any time through June 2011. If we borrow on this facility, the borrowings will be required to be repaid over a three-year period. Any borrowings will be unsecured and will bear interest at the bank prime rate in Mexico plus 1.5%. At December 31, 2010, the interest rate in effect was 6.38%, calculated as 1.5% plus the bank prime rate of 4.88%. No balances were outstanding under this facility at December 31, 2010.

During 2011, SemMexico entered into a revolving credit agreement. This facility allows SemMexico to borrow up to 56 million Mexican pesos (approximately $4.5 million U.S. dollars at the December 31, 2010 exchange rate) at any time during the term of the facility, which matures in February 2012. Borrowings are unsecured and bear interest at the bank prime rate in Mexico plus 1.7%. The facility also includes letter of credit capacity of 184 million Mexican pesos (approximately $14.8 million U.S. dollars at the December 31, 2010 exchange rate). This facility replaced a similar facility that was scheduled to mature in March 2011.

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

17.	LONG-TERM DEBT, Continued

Scheduled principal payments

The following table shows the amounts of scheduled principal payments as of December 31, 2010 (in thousands). As described above, our credit agreements require accelerated principal payments under certain circumstances. As a result, principal payments may occur earlier than shown in the table below.

	Revolving Credit Facility	Term Loan	SemLogistics Facility	Capital Leases	Total

For the year ended:
December 31, 2011	$—	$—	$—	$12	$12
December 31, 2012	15,412	—	—	13	15,425
December 31, 2013	—	—	1,547	14	1,561
December 31, 2014	—	8,653	4,641	15	13,309
December 31, 2015	—	—	18,101	16	18,117
Thereafter	—	300,000	—	19	300,019

Total	$15,412	$308,653	$24,289	$89	$348,443

Fair value

We estimate that the fair value of our fixed-rate term loan was $316.4 million at December 31, 2010, and that the fair value of the other (floating rate) credit agreements approximated their recorded values at December 31, 2010. We estimate that the fair value of our debt approximated the recorded value at December 31, 2009.

Long-term debt prior to Emergence Date

Prior to the Petition Date, SemGroup, L.P. was a borrower on several credit agreements. Substantially all of SemGroup L.P.’s assets were pledged as collateral under these agreements. The bankruptcy petitions and related events caused events of default on all of the credit agreements. In addition, the examiner appointed by the bankruptcy court alleged that certain of SemGroup L.P.’s commodity trading practices prior to the Petition Date may have violated covenants under the credit agreements.

During 2008, while under bankruptcy protection, we obtained a debtor-in-possession credit facility to fund working capital and reorganization costs. We repaid the full balance of this facility at the Emergence Date.

All of the long-term debt prior to the Emergence Date, with the exception of certain capital leases, was repaid, refinanced, or extinguished as part of the reorganization process.

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

17.	LONG-TERM DEBT, Continued

During the time between the Petition Date and the Emergence Date, we only recorded interest expense to the extent such interest was expected to be paid. Interest obligations related to pre-petition credit agreements that were expected to be compromised (i.e., not paid in full) in the reorganization process were not recorded as expenses. The following table reconciles SemGroup, L.P.’s total contractual interest expense, including amortization of debt issuance costs, to total interest expense on the consolidated statements of operations (in thousands):

	Predecessor
	Eleven Months Ended November 30, 2009	Year Ended December 31, 2008
Total contractual interest expense	$236,991	$261,159
less: interest compromised	(220,953)	(105,290)
less: interest capitalized	(2,600)	(10,754)
less: interest allocated to discontinued operations	(1,397)	(34,326)

Interest expense per consolidated statements of operations	$12,041	$110,789

18.	COMMITMENTS AND CONTINGENCIES

Bankruptcy matters

(a)	Confirmation order appeals

Manchester Securities appeal. On October 21, 2009, Manchester Securities Corporation, a creditor of SemGroup Holdings, L.P. (one of our subsidiaries), filed an objection to the Plan of Reorganization. In the objection, Manchester argued that the Plan of Reorganization should not be confirmed because it did not provide for an alleged $50 million claim of SemGroup Holdings, L.P. against SemCrude Pipeline, L.L.C. (another of our subsidiaries). On October 28, 2009, the bankruptcy court overruled the objection and entered the confirmation order approving the Plan of Reorganization. On November 4, 2009, Manchester filed a notice of appeal of the confirmation order. On December 4, 2009, Manchester’s appeal was docketed in the United States District Court for the District of Delaware. We filed a motion to dismiss the appeal as equitably moot. On February 18, 2011, the District Court granted our motion to dismiss the appeal. On March 22, 2011, Manchester filed a notice to appeal this order. While we believe that this action is without merit and are vigorously defending this matter on appeal, an adverse ruling on this action could have a material adverse impact on us.

Luke Oil appeal. On October 21, 2009, Luke Oil Company, C&S Oil/Cross Properties, Inc., Wayne Thomas Oil and Gas and William R. Earnhardt Company (collectively, “Luke Oil”) filed an objection to the Plan of Reorganization “to the extent that the Plan of Reorganization may alter, impair, or otherwise adversely affect Luke Oil’s legal rights or other interests.” On October 28, 2009, the bankruptcy court overruled the Luke Oil objection and entered the confirmation order. On November 6, 2009, Luke Oil filed a notice of appeal. On December 23, 2009, Luke Oil’s appeal was docketed in the United States District Court for the District of Delaware. We filed a motion to dismiss the appeal as equitably moot. Luke Oil has filed a motion to stay the briefing on our motion to dismiss. On February 18, 2011, the District Court denied the stay motion and ordered the parties to complete briefing. While we believe that this action is without merit and are vigorously defending this matter on appeal, an adverse ruling on this action could have a material adverse impact on us.

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

18.	COMMITMENTS AND CONTINGENCIES, Continued

(b)	Investigations

Around the time of our bankruptcy filings, several governmental agencies launched investigations regarding the circumstances of the filings. The mandate and scope of these investigations were very broad and the investigations are ongoing.

Bankruptcy examiner. On October 14, 2008, the bankruptcy court appointed an examiner to (i) investigate the circumstances surrounding our trading strategy prior to bankruptcy filings; (ii) investigate the circumstances surrounding certain insider transactions and the formation of SemGroup Energy Partners L.P. (a former subsidiary); (iii) investigate the circumstances surrounding the potential improper use of borrowed funds and funds generated from operations and the liquidation of assets to satisfy margin calls related to our trading strategy and that of certain entities owned or controlled by former officers and directors of the general partner of SemGroup, L.P.; (iv) determine whether any directors, officers or employees of the general partner of SemGroup, L.P. participated in fraud, dishonesty, incompetence, misconduct, mismanagement, or irregularity in the management of our affairs; and (v) determine whether the SemGroup debtor estates have causes of action against current or former officers, directors, or employees of the general partner of SemGroup, L.P. arising from such participation. The examiner’s report was filed with the bankruptcy court on April 15, 2009.

Certain current and prior employees of the general partner of SemGroup, L.P. are referenced in the examiner’s report and the report’s conclusions may suggest possible civil or criminal liability on their part. To the extent such claims exist, they are property of a litigation trust that was established for the benefit of pre-petition creditors pursuant to the Plan of Reorganization, and are not property of the reorganized SemGroup Corporation. This litigation trust is pursuing claims against certain former officers, at its own expense. We may incur expenses, which are not expected to be material, related to information and document requests of the litigation trust related to such claims. Any indemnification obligations to such officers by SemGroup, L.P. were discharged under the Plan of Reorganization.

SEC. On August 5, 2008 and September 5, 2008, we received requests for voluntary production from the Securities and Exchange Commission (“SEC”). On September 24, 2008, the SEC entered an Order Directing Private Investigation and Designating Officers to Take Testimony that pertains to us. The SEC has also served us with subpoenas dated October 24, 2009, December 11, 2009 and November 15, 2010, seeking further documents and information. We continue to receive requests for documents and information, including a request for our representatives to provide testimony. We continue to comply with the SEC requests and subpoenas. We are unaware of any currently pending formal charges against us by the SEC.

CFTC. On June 19, 2008, we received a request for voluntary production from the Commodity Futures Trading Commission (“CFTC”). Subsequent to the bankruptcy filings, the CFTC sent other requests for voluntary production. The CFTC has also served subpoenas upon us requiring us to produce various documents and for the depositions of our representatives. We continue to comply with the CFTC’s requests. We are unaware of any currently pending formal charges against us by the CFTC.

DOJ. On July 15, 2008, we received a subpoena from the Department of Justice (“DOJ”) directing us to produce documents responsive to the subpoena. We contacted the DOJ regarding the subpoena and the DOJ verbally voluntarily stayed compliance with the subpoena. We have not produced any documents to the DOJ and, to our knowledge, the DOJ is not currently pursuing any such production. We are unaware of any currently pending formal charges against us by the DOJ.

(c)	Claims reconciliation process

A large number of parties have made claims against us for obligations alleged to have been incurred prior to the Petition Date. On September 15, 2010, the bankruptcy court entered an order estimating the

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

18.	COMMITMENTS AND CONTINGENCIES, Continued

contingent, unliquidated and disputed claims and authorizing distributions to holders of allowed claims. Pursuant to that order we have begun making initial distributions to the claimants. We continue to attempt to settle unresolved claims.

Pursuant to the Plan of Reorganization, we committed to settle all pre-petition claims by paying a specified amount of cash, issuing a specified number of warrants, and issuing a specified number of shares of SemGroup Corporation common stock. The resolution of most of the outstanding claims will not impact the total amount of consideration we will give to the claimants; instead, the resolution of the claims will impact the relative share of the total consideration that each claimant receives. However, there is a specified group of claims for which we could be required to pay additional funds to settle. Pursuant to the Plan of Reorganization, we set aside $13.1 million of cash (recorded as restricted cash on the December 31, 2010 and 2009 consolidated balance sheets), which we expect to be sufficient to settle this group of claims. We have recorded a corresponding liability in payables to pre-petition creditors on the consolidated balance sheets. However, we have not yet reached a resolution of these claims, and if the total settlement amount of these claims exceeds $13.1 million, we will be required to pay additional funds to these claimants. If this becomes probable of occurring, we will be required to increase our liability to pre-petition creditors and to record a corresponding expense.

Other matters

We are party to various other claims, legal actions, and complaints arising in the ordinary course of business. In the opinion of our management, the ultimate resolution of these claims, legal actions, and complaints, after consideration of amounts accrued, insurance coverage, and other arrangements, will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, the outcome of such matters is inherently uncertain, and estimates of our consolidated liabilities may change materially as circumstances develop.

Environmental

We may from time to time experience leaks of petroleum products from our facilities, as a result of which we may incur remediation obligations or property damage claims. In addition, we are subject to numerous environmental regulations. Failure to comply with these regulations could result in the assessment of fines or penalties by regulatory authorities.

The Kansas Department of Health and Environment (the “KDHE”) filed a motion in our bankruptcy proceeding seeking to extend the bar date to file proofs of claim with respect to potential environmental contamination at certain properties of ours in Kansas. The parties agreed to defer the bankruptcy court’s consideration of the motion to allow for settlement negotiations, which are continuing. Through these negotiations, KDHE has limited its focus to six sites (five owned by SemCrude and one owned by SemGas). KDHE believes that, based on their historical use, some or all of these six sites may have soil or groundwater contamination in excess of state standards, but at the present time, no contamination has been confirmed. KDHE is seeking our agreement to undertake assessments of these sites to determine whether they are contaminated. We have reached an agreement with KDHE on the payment of KDHE’s costs associated with oversight of this matter. At the present time, no violation of law has been alleged and the amount of this potential cleanup cannot be determined because it is not yet known whether these sites are contaminated.

A water pipeline break occurred at a SemCAMS facility during August 2010. This resulted in a spill of material that was predominantly salt water containing a small amount of hydrocarbons. The incident is under investigation by Environment Canada and Alberta Environment, and we have accrued a liability of $0.4 million at December 31, 2010 for estimated fines and environmental contributions.

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

18.	COMMITMENTS AND CONTINGENCIES, Continued

Asset retirement obligations

We will be required to incur significant removal and restoration costs when we retire our natural gas gathering and processing facilities in Canada. We have recorded a liability associated with these obligations, which is reported within other noncurrent liabilities on the consolidated balance sheets. The following table summarizes the changes in this liability from November 30, 2009 (the date we reconsolidated SemCAMS) through December 31, 2010 (in thousands):

Balance at November 30, 2009 (Successor)	$23,791
Accretion	205
Changes in estimated timing and amount of payments (Note 6)	4,738
Currency translation adjustment	262

Balance at December 31, 2009 (Successor)	28,996

Accretion	3,523
Payments made	(1,144)
Currency translation adjustment	1,509

Balance at December 31, 2010 (Successor)	$32,884

The December 31, 2010 liability was calculated using the $107.4 million cost we estimate we would incur to retire these facilities, discounted based on our risk-adjusted cost of borrowing and the estimated timing of remediation.

The calculation of the liability for an asset retirement obligation requires the use of significant estimates, including those related to the length of time before the assets will be retired, cost inflation over the assumed life of the assets, actual remediation activities to be required, and the rate at which such obligations should be discounted. Future changes in these estimates could result in material changes in the value of the recorded liability. In addition, future changes in laws or regulations could require us to record additional asset retirement obligations. The $107.4 million estimated cost represents only our proportionate share of the obligations associated with these facilities. An additional $45.1 million of estimated costs are attributable to third-party owners’ proportionate share of the obligations. If an owner fails to perform on its obligations, the other owners (including SemGroup) could be obligated to bear that party’s share of the remediation costs.

Our other segments may also be subject to removal and restoration costs upon retirement of their facilities. However, we do not believe the present value of such obligations under current laws and regulations, after taking into account the estimated lives of our facilities, is material to our financial position or results of operations.

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

18.	COMMITMENTS AND CONTINGENCIES, Continued

Leases

We have entered into operating lease agreements for office space, office equipment, land, trucks and tank storage. Future minimum payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2010, are as follows (in thousands):

For twelve months ending:
December 31, 2011	$3,894
December 31, 2012	3,799
December 31, 2013	3,520
December 31, 2014	3,244
December 31, 2015	2,064
Thereafter	14,830

Total future minimum lease payments	$31,351

SemGroup Corporation recorded lease and rental expenses of $10.6 million for the year ended December 31, 2010 and $1.1 million for the month ended December 31, 2009. SemGroup, L.P. recorded lease and rental expense from continuing operations of $7.5 million for the eleven months ended November 30, 2009 and $21.1 million for the year ended December 31, 2008.

Purchase and sale commitments

We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We account for these commitments as normal purchases and sales, and therefore we do not record assets or liabilities related to these agreements until the product is purchased or sold. At December 31, 2010, such commitments included the following (in thousands):

	At December 31, 2010
	Volume (barrels)	Value
Fixed price sales	79	$6,491
Floating price purchases	4,511	361,520
Floating price sales	3,641	303,774

We have also entered into two separate agreements under which we are obligated to purchase all of the propane produced by a third-party refinery at a price that floats based on market rates. Under one of these agreements, which expires in March 31, 2011, we purchased 11.3 million gallons of propane during 2010 for a total price of $14.2 million. During 2011, this agreement was extended to March 31, 2012. Under the other agreement, which expires on April 30, 2011, we purchased 14.8 million gallons of propane during 2010 for a total price of $16.6 million pursuant to this agreement.

We have also entered into a long term marketing agreement to market all natural gas liquids produced by a third party’s natural gas processing plants. The agreement expires March 31, 2022. We marketed 60.5 million gallons of natural gas liquids at a purchase cost of $77.3 million during 2010 pursuant to this agreement.

In addition, our SemGas segment enters into contracts under which we are responsible for marketing the majority of the gas and natural gas liquids produced by the counterparties to the agreements. In 2010, the majority of SemGas’ revenues were generated from such contracts.

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

19.	EQUITY

Successor

Upon emergence from bankruptcy, we issued 40,882,496 shares of common stock. The Plan of Reorganization specified that we were to issue an additional 517,500 shares of common stock in settlement of pre-petition claims. During 2010, we issued 171,545 shares of this stock and will issue the remainder as the process of resolving the claims progresses. The owners’ equity balances on the consolidated balance sheets include the shares that are required to be issued in settlement of pre-petition claims. The shares of common stock reflected on the consolidated balance sheet at December 31, 2010 are summarized below:

Shares issued on Emergence Date	40,882,496
Shares issued during 2010 in setttlement of pre-petition claims	171,545
Remaining shares required to be issued in settlement of pre-petition claims	345,955
Issuance of shares in 2010 under employee and director compensation programs	92,833

Total shares	41,492,829

In addition to the shares in the table above, there are shares of unvested restricted stock outstanding at December 31, 2010. The par value of these shares has not yet been reflected in common stock on the consolidated balance sheet, as these shares have not yet vested. There are also shares of restricted stock that were returned to treasury upon forfeiture. The par value of these shares is not reflected in the consolidated balance sheet, as no accounting recognition is given to forfeited shares.

The common stock includes Class A and Class B stock. Class A stock is eligible to be listed on an exchange, whereas Class B stock is not. Any share of Class B stock may be converted to Class A at the election of the holder. Both classes of stock have full voting rights. Both classes of stock have a par value of $0.01 per share. The total number of shares authorized for issuance is 90,000,000 shares of Class A stock and 10,000,000 shares of Class B stock.

Upon emergence from bankruptcy protection, we issued 1,634,210 warrants. The Plan of Reorganization specified that we were to issue an additional 544,737 warrants in settlement of the pre-petition claims. During 2010, we issued 180,551 of the warrants and will issue the remainder as the process of resolving the claims progresses. The warrants reflected on the consolidated balance sheet at December 31, 2010 are summarized below:

Warrants issued on Emergence Date	1,634,210
Warrants issued during 2010 in settlement of pre-petition claims	180,551
Remaining warrants to be issued in settlement of pre-petition claims	364,186

Total warrants at December 31, 2010	2,178,947

Each warrant entitles the holder to purchase one share of common stock for $25 at any time before the November 30, 2014 expiration date. The closing price of our common stock was $27.17 per share on December 31, 2010. In the event of a change in our control, the holders of the warrants would have the right to sell the warrants to us, and we would have the right to purchase the warrants from the holders. In either case, the price to be paid for the warrants would be calculated using a standard pricing model with inputs specified in the warrants agreement. We recorded a liability of $17.2 million at December 31, 2010 related to the warrants, which is included within other noncurrent liabilities on the consolidated balance sheet.

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

20.	EARNINGS PER SHARE

Successor

The following summarizes the calculation of earnings per share (amounts in thousands, except per-share amounts):

	Year Ended December 31, 2010
	Continuing Operations	Discontinued Operations	Net
Income (loss)	$(134,506)	$2,434	$(132,072)
less: Income (loss) attributable to noncontrolling interests	225	—	225

Numerator	$(134,731)	$2,434	$(132,297)
Common stock issued and to be issued pursuant to Plan of Reorganization (Classes A and B)	41,400	41,400	41,400
Weighted average common stock outstanding issued under compensation programs	2	2	2

Denominator	41,402	41,402	41,402

Basic and diluted earnings (loss) per share	$(3.25)	$0.06	$(3.20)

	Month Ended December 31, 2009
	Continuing Operations	Discontinued Operations	Net
Income (loss)	$(38,132)	$215	$(37,917)
less: Income (loss) attributable to noncontrolling interests	(25)	—	(25)

Numerator	$(38,107)	$215	$(37,892)
Common stock issued and to be issued pursuant to Plan of Reorganization (Classes A and B)	41,400	41,400	41,400

Denominator	41,400	41,400	41,400

Basic and diluted earnings (loss) per share	$(0.92)	$(0.00)	$(0.92)

Since we experienced losses from continuing operations, neither the warrants nor the restricted stock awards (described in Note 21) caused any dilution. On January 11, 2011, we issued 187,954 shares of common stock upon the vesting of certain grants of restricted stock and restricted stock units. These shares are not reflected in the shares of common stock shown in the tables above.

Predecessor

Prior to the Emergence Date, SemGroup, L.P. was structured as a partnership. All general and limited partner ownership interests in SemGroup, L.P. were cancelled in the reorganization process.

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

20.	EARNINGS PER SHARE, Continued

The following tables present unaudited pro forma earnings per share, assuming that the same number of shares of SemGroup Corporation common stock required to be issued pursuant to the Plan of Reorganization had been outstanding during the periods presented. No effect is given to equity-based compensation of the Predecessor, since such agreements were denominated in limited partner units. The pro forma earnings per share may not be indicative of the results that actually would have occurred if the equity structure of the reorganized company had been in place during the periods shown below or the results that may occur in the future. Amounts in the tables are in thousands, except per-share amounts.

	Eleven Months Ended November 30, 2009 (unaudited)
	Continuing Operations	Discontinued Operations	Net
Income (loss)	$3,535,692	$(141,613)	$3,394,079
less: Income (loss) attributable to noncontrolling interests	(505)	—	(505)

Numerator	$3,536,197	$(141,613)	$3,394,584
Denominator (pro forma)	41,400	41,400	41,400

Earnings (loss) per share (pro forma)	$85.42	$(3.42)	$81.99

	Year Ended December 31, 2008 (unaudited)
	Continuing Operations	Discontinued Operations	Net
Income (loss)	$(1,810,106)	$(1,018,921)	$(2,829,027)
less: Income (loss) attributable to noncontrolling interests	22,855	—	22,855

Numerator	$(1,832,961)	$(1,018,921)	$(2,851,882)
Denominator (pro forma)	41,400	41,400	41,400

Earnings (loss) per share (pro forma)	$(44.27)	$(24.61)	$(68.89)

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

21.	EQUITY-BASED COMPENSATION

SemGroup Corporation (Successor) equity awards

We have reserved a total of 2,781,635 shares of common stock for issuance pursuant to employee and director compensation programs. Upon emergence from bankruptcy, we began issuing awards of restricted stock and restricted stock units pursuant to such programs. These awards give the recipients the right to receive shares of common stock, once specified vesting conditions are met. We record expense for these awards (and corresponding increases to additional paid-in capital) based on the grant date fair value of the awards. The grant date fair value of all of the awards granted through December 31, 2010 was estimated at $25 per share, which was the per-share reorganization value of the Company (described in Note 8). Although these awards are to be settled in shares, we may elect to give participants the option of settling a portion of the awards in cash, in order to meet statutory minimum tax withholding requirements. The awards granted through December 31, 2010 are summarized below (amounts in thousands, except share amounts):

Recipients	Grant Date	Shares and Units Granted	Shares and Units Forfeited	Estimated 2013 Expense	Estimated 2012 Expense	Estimated 2011 Expense	Actual 2010 Expense	Actual 2009 Expense
(a) Directors	November 2009	53,733	—	$—	$—	$—	$1,223,325	$120,000
(b) CEO	November 2009	94,800	—	—	256,557	634,766	1,364,957	113,720
(c) Employees	January 2010	475,559	(114,599)	81,375	2,978,321	2,967,951	2,996,345	—
(d) Employees	2010 - various	65,512	(494)	197,461	497,810	574,172	356,007	—
(e) Directors	June 2010	21,224	—	—	—	241,314	289,286	—

Total		710,828	(115,093)	$278,836	$3,732,688	$4,418,203	$6,229,920	$233,720

(a)	At the Emergence Date, we granted 53,733 restricted stock awards to our directors. These awards vested in December 2010.
(b)	At the Emergence Date, we granted these awards to our chief executive officer. One-third of these awards vested in December 2010, one-third will vest in December 2011, and the remainder will vest in December 2012, contingent on the continued service of the recipient. The awards are subject to accelerated vesting in the event of a change in control of the Company or if the recipient is terminated without cause, resigns for good reason, or dies during the vesting period. We recognize the expense for each vesting tranche of these awards over the vesting period for the tranche.
(c)	These awards include restricted stock and restricted stock units. One-third of these awards will vest in January 2011, one-third will vest in January 2012, and the remainder will vest in January 2013, although we accelerated the vesting of 7,500 of the awards to November 2010 (these awards had been scheduled to vest in January 2011). The vesting of these awards is contingent on the continued service of the recipients. The awards are subject to accelerated vesting if a recipient dies or is terminated without cause or resigns for good reason after or in connection with a change in control of the Company. We recognize the expense for these awards on a straight-line basis over the three-year vesting period of the awards.
(d)	These awards of restricted stock and restricted stock units were granted at various dates in 2010. The terms of these awards are similar to those described in (c) above, with vesting occurring in three tranches, at approximately the first, second, and third anniversaries of the date of each grant.
(e)	These awards will vest in June 2011, contingent on the continued service of the recipients.

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

21.	EQUITY-BASED COMPENSATION, Continued

Restricted stock granted subsequent to December 31, 2010

During first quarter 2011, we granted approximately 80,000 awards of restricted stock and restricted stock units that will vest on January 1, 2014, contingent upon the continued service of the recipients. Also during the first quarter 2011, we granted certain restricted stock awards that will vest in March 2014, contingent not only on the continued service of the recipients, but also on our achievement of certain specified targets. The maximum number of these awards that could vest is approximately 80,000 shares, if we meet the specified maximum performance targets.

Retention Awards

During June 2010, we granted retention awards to certain officers and employees. These awards will vest in December 2011, contingent on the continued service of the recipients. The awards are subject to accelerated vesting if the recipient dies or is involuntarily terminated without cause.

Each award has a specified value that will be payable either in cash or in shares of our stock. If we elect to pay the awards in stock, the number of shares will be calculated using the per share value of the stock on the vesting date. We record the estimated expense related to these awards ratably over the vesting period, and record a corresponding liability. We recorded $2.0 million of expense during the year ended December 31, 2010, and we estimate that we will record $3.3 million of expense during the year ended December 31, 2011, related to these retention awards.

SemGroup, L.P. (Predecessor)

Prior to the Petition Date, SemGroup, L.P. issued equity-based compensation under a stock option plan and an appreciation rights plan. These awards were cancelled in connection with the reorganization process. Prior to the Petition Date, SemGroup Energy Partners also issued equity-based compensation. We recorded expense of $1.4 million related to these awards during the year ended December 31, 2008.

22.	EMPLOYEE BENEFIT PLANS

Defined contribution plans

We sponsor defined contribution retirement plans in which the majority of employees are eligible to participate. SemGroup Corporation’s contributions to the defined contribution plans related to continuing operations were $1.3 million for the year ended December 31, 2010 and $0.1 million for the month ended December 31, 2009. SemGroup L.P.’s contributions related to continuing operations were $1.2 million for the eleven months ended November 30, 2009 and $1.8 million for the year ended December 31, 2008.

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

22.	EMPLOYEE BENEFIT PLANS, Continued

Pension plans

We sponsor a defined benefit pension plan and a supplemental defined benefit pension plan (collectively, the “Pension Plans”) for certain employees of the SemCAMS segment. The following table shows the projected benefit obligations and plan assets of the Pension Plans (in thousands). As described in Note 4, SemCAMS was not consolidated from July 22, 2008 to November 30, 2009, and accordingly no balances are shown in the table below during that period of time.

	Successor
	December 31, 2010	December 31, 2009
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$26,475	$—
Reconsolidation of SemCAMS on November 30, 2009	—	26,946
Service cost	783	64
Interest cost	1,560	131
Actuarial (gains) losses	3,096	(950)
Benefits paid	(3,985)	(18)
Currency translation adjustment	1,253	302

Projected benefit obligation at end of year	29,182	26,475

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$19,959	$—
Reconsolidation of SemCAMS on November 30, 2009	—	19,316
Employer contributions	5,186	170
Actual return on plan assets	1,831	269
Benefits paid	(3,985)	(18)
Currency translation adjustment	1,072	222

Fair value of plan assets at end of year	24,063	19,959

Funded status:	$(5,119)	$(6,516)

Accumulated benefit obligation	$25,940	$23,606

To compute the December 31, 2010 projected benefit obligation of the Pension Plans, we used a discount rate of 5.25% and an assumed rate of compensation increase of 4%. To compute the December 31, 2009 projected benefit obligation of the Pension Plans, we used a discount rate of 6% and an assumed rate of compensation increase of 4%.

We recorded in other noncurrent liabilities on the consolidated balance sheets $5.1 million at December 31, 2010, and $6.5 million at December 31, 2009, to reflect the funded status of the Pension Plans. We recorded within other comprehensive income a loss of $2.0 million for the year ended December 31, 2010, and a gain of $0.8 million for the month ended December 31, 2009, net of income taxes, related to the change in funded status of the Pension Plans.

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

22.	EMPLOYEE BENEFIT PLANS, Continued

The following table summarizes the components of the net periodic benefit cost related to the Pension Plans (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2010	Month Ended December 31, 2009	Year Ended December 31, 2008
Service cost	$783	$64	$598
Interest cost	1,560	131	769
Expected return on plan assets	(1,452)	(116)	(802)
Amortization of prior service cost	—	—	123
Amortization of net actuarial loss (gain)	—	—	31
Settlement loss	174	—	—

Net periodic benefit cost	$1,065	$79	$719

To compute interest cost, we used discount rates of 6.00%, 5.75% and 5.25% for 2010, 2009 and 2008, respectively. To compute expected return on plan assets, we used an estimated rate of return of 7% for all periods presented.

We estimate that benefit payments from the Pension Plans will be as follows for the years 2011 – 2020 (in thousands):

Year	Benefit Payment
2011	$2,910
2012	2,895
2013	2,583
2014	2,318
2015	2,148
2016 - 2020	10,950

We estimate that we will make contributions of $1.2 million to the Pension Plans during the year ended December 31, 2011.

Substantially all of the plan’s assets are invested in pooled funds that hold highly-liquid securities. The value of each share of a pooled fund is calculated based on the quoted market prices of the assets held by the fund. The following table shows the value of each category of plan assets at December 31, 2010 and 2009 and the target investment allocation under our investment policy at December 31, 2010:

	Asset Value at December 31, 2010 (in thousands)	Asset Value at December 31, 2009 (in thousands)	Actual Allocation at December 31, 2010	Normal Allocation Per Investment Policy	Minimum Allocation Per Investment Policy	Maximum Allocation Per Investment Policy
Cash and cash equivalents	$30	$84	0%	6%	0%	25%
Pooled funds—fixed income	9,170	7,390	38%	39%	30%	50%
Pooled funds—Canadian equities	8,078	6,466	34%	30%	20%	50%
Pooled funds—non-Canadian equities	6,785	6,019	28%	25%	5%	60%

Total	$24,063	$19,959

Our investment policy for plan assets permits investments in a wide variety of assets, including certain types of derivatives. Our policy prohibits investments of plan assets in certain types of assets, including

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

22.	EMPLOYEE BENEFIT PLANS, Continued

commodities, mineral rights, and collectibles. Our investment policy requires us to maintain an investment allocation within the ranges shown in the table above, and also contains more specific requirements that are designed to achieve an appropriate level of diversification.

Retiree medical plan

We sponsor an unfunded, post-employment health benefit plan (the “Health Plan”) for certain employees of the SemCAMS segment. The projected benefit obligation related to the Health Plan was $1.7 million at December 31, 2010 and $1.5 million at December 31, 2009, and is reported within other noncurrent liabilities on the consolidated balance sheets.

Termination benefits

The laws in Canada, the United Kingdom and Mexico require us to pay certain benefits to employees if their employment is terminated without cause. In addition, we entered into agreements with certain employees in the U.S. that would require us to pay benefits to those employees if their employment is terminated without cause before June 2, 2012. We recorded $1.6 million of expense during 2010, and expect to record an additional $0.4 million of expense during 2011, for termination benefits related to the wind-down of certain operations of SemCanada Crude.

Supplemental executive retirement plan

Prior to the Petition Date, we sponsored a non-qualified, supplemental executive retirement plan (“SERP Plan”), which provided defined post-retirement benefits and pre-retirement death benefits for certain executives. The SERP Plan was terminated effective December 31, 2008. We recognized $1.7 million of benefit related to the SERP Plan during the year ended December 31, 2008. Our obligations related to the SERP Plan were extinguished in the reorganization process.

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

23.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in the components of accumulated other comprehensive income (loss) (in thousands):

	Currency Translation	Employee Benefit Plans	Cash Flow Hedges	Marketable Securities	Total
Balance, December 31, 2007 (Predecessor)	$88,117	$(2,844)	$1,282	$1,482	$88,037

Currency translation adjustment	(80,113)	—	—	—	(80,113)
Unrealized loss on marketable securities	—	—	—	(7,745)	(7,745)
Changes related to benefit plans, net of tax	—	(88)	—	—	(88)
Reclassification to earnings	—	—	(1,282)	6,263	4,981
Deconsolidation of Canadian subsidiaries	(48,075)	2,932	—	—	(45,143)

Balance, December 31, 2008 (Predecessor)	(40,071)	—	—	—	(40,071)

Currency translation adjustment	28,109	—	—	—	28,109

Balances prior to fresh-start reporting	(11,962)	—	—	—	(11,962)

Fresh-start reporting adjustment	11,962	—	—	—	11,962

Balance, November 30, 2009 (Successor)	—	—	—	—	—

Currency translation adjustment	(4,180)	—	—	—	(4,180)
Changes related to benefit plans, net of income tax expense of $287	—	846	—	—	846

Balance, December 31, 2009 (Successor)	(4,180)	846	—	—	(3,334)

Currency translation adjustment	6,475	—	—	—	6,475
Changes related to benefit plans, net of income tax benefit of $687	—	(2,026)	—	—	(2,026)

Balance, December 31, 2010 (Successor)	$2,295	$(1,180)	$—	$—	$1,115

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

24.	SUPPLEMENTAL CASH FLOW INFORMATION

Operating assets and liabilities

The following table summarizes the changes in the components of operating assets and liabilities (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2010	Month Ended December 31, 2009	Eleven Months Ended November 30, 2009	Year Ended December 31, 2008
Decrease (increase) in restricted cash	$182,898	$(36,911)	$(15,082)	$—
Decrease (increase) in accounts receivable	(26,939)	4,567	318,706	(7,672)
Decrease (increase) in inventories	36,895	8,497	34,807	765,591
Decrease (increase) in derivatives and margin deposits	12,146	(4,495)	(4,717)	(848,226)
Decrease (increase) in other current assets	67,216	31,850	645	(71,206)
Decrease (increase) in other assets	215	6,503	1,999	(8,705)
Increase (decrease) in accounts payable and accrued liabilities	(11,092)	16,707	(106,405)	954,324
Increase (decrease) in payables to pre-petition creditors	(217,471)	(26,787)	—	—
Increase (decrease) in other noncurrent liabilities	18,552	267	—	(457)

	$62,420	$198	$229,953	$783,649

Non-cash transactions

As described in Note 17, we entered into the following non-cash transactions on the Emergence Date:

•	Retired $123.7 million of existing SemCrude Pipeline debt and paid $1.3 million of debt issuance costs by issuing new debt with a principal balance of $125.0 million;

•	Settled certain liabilities subject to compromise by entering into a $300 million term loan credit agreement;

•

Retired $29.6 million of existing debt and paid $26.9 million of debt issuance costs by borrowing $56.5 million under a new revolving credit agreement. We also recorded an additional $12.1 million of long-term debt and other noncurrent assets related to deferred charges in the revolving credit agreement.

Acquisitions

As described in Note 5, we completed several acquisitions during 2008 for a combined purchase price of $79.1 million. We acquired $63.3 million of property, plant and equipment and $15.6 million of intangible assets in these transactions.

On November 30, 2009, we reconsolidated certain of our Canadian subsidiaries. The impact of the reconsolidation is summarized in Note 8.

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

24.	SUPPLEMENTAL CASH FLOW INFORMATION, Continued

Non-cash effect of deconsolidation

As described in Note 4, we deconsolidated several subsidiaries in 2010 and 2008. The following table summarizes the impact of these de-consolidations (in thousands):

	Successor	Predecessor
	Year Ended December 31, 2010	Year Ended December 31, 2008
Accounts receivable	$4,625	$763,876
Inventories, net	—	24,372
Other current assets	143	79,742
Property, plant and equipment, net	237,506	696,362
Other assets	60,267	107,462
Accounts payable	(16)	(451,197)
Accrued liabilities	(3,720)	(199,359)
Intercompany payables and note payable to affiliates	(659)	(498,265)
Debt and other obligations	—	(449,704)
Other noncurrent liabilities	—	(104,956)
Noncontrolling interests	—	(512,943)

Non-cash effect of deconsolidation of subsidiaries	$298,146	$(544,610)

Other supplemental disclosures

SemGroup Corporation paid cash for interest totaling $44.5 million for the year ended December 31, 2010 and $2.1 million for the month ended December 31, 2009. SemGroup, L.P. paid cash for interest of $12.3 million during the eleven months ended November 30, 2009 and $98.6 million and the year ended December 31, 2008.

As described in Note 17, we elected to defer $19.2 million of interest under our term loan during 2010, as allowed under the term loan agreement. The amount of interest that we deferred was added to the principal balance of the term loan. When we make principal payments on the term loan, we classify them as cash used for financing activities in the consolidated statements of cash flows, regardless of whether the principal arose from the initial term loan or from previous interest deferrals.

SemGroup Corporation paid cash for income taxes (net of refunds received) in the amount of $8.1 million during the year ended December 31, 2010 and $0.1 million for the month ended December 31, 2009. SemGroup, L.P. paid cash for income taxes (net of refunds received) of $3.1 million during the eleven months ended November 30, 2009 and $8.1 million for the year ended December 31, 2008.

SemGroup Corporation accrued $0.1 million at December 31, 2010 and $0.9 million at December 31, 2009, for purchases of property, plant and equipment. SemGroup, L.P. accrued $10.8 million for purchases of property, plant and equipment at December 31, 2008.

As described in Note 15, we transferred derivative contracts with a value of $2.3 billion (loss position) to a broker during July 2008.

During 2008, we drew $302.4 million on letters of credit to fund operating activities.

We recorded non-cash reorganization expense of $20.0 million for the eleven months ended November 30, 2009 and $584.0 million for the year ended December 31, 2008 (exclusive of the non-cash reorganization items gains related to the implementation of the Plan of Reorganization described in Note 8).

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

25.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized information on the results of operations of SemGroup Corporation (Successor) for the quarters during the year ended December 31, 2010 is show below (in thousands, except per-share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$476,006	$315,899	$385,299	$453,130	$1,630,334
Loss on disposal or impairment of long-lived assets, net (Note 6)	20	91,369	5,192	8,469	105,050
Other operating costs and expenses	451,453	318,529	375,128	432,381	1,577,491

Total expenses	451,473	409,898	380,320	440,850	1,682,541

Equity in earnings of White Cliffs	—	—	—	1,949	1,949

Operating income (loss)	24,533	(93,999)	4,979	14,229	(50,258)

Other expenses, net	15,015	31,230	18,409	25,817	90,471

Income (loss) from continuing operations before income taxes	9,518	(125,229)	(13,430)	(11,588)	(140,729)
Income tax expense (benefit)	843	(3,357)	2,242	(5,951)	(6,223)

Income (loss) from continuing operations	8,675	(121,872)	(15,672)	(5,637)	(134,506)
Income from discontinued operations, net of income taxes	482	894	348	710	2,434

Net income (loss)	9,157	(120,978)	(15,324)	(4,927)	(132,072)

Less: net income attributable to noncontrolling interests	61	56	108	—	225

Net income (loss) attributable to SemGroup	$9,096	$(121,034)	$(15,432)	$(4,927)	$(132,297)

Earnings per share—basic	$0.22	$(2.92)	$(0.37)	$(0.12)	$(3.20)
Earnings per share—diluted	$0.20	$(2.92)	$(0.37)	$(0.12)	$(3.20)

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

25.	QUARTERLY FINANCIAL DATA (UNAUDITED), Continued

Summarized information on the results of operations of SemGroup, L.P. (Predecessor) for the quarters during the eleven months ended November 30, 2009 is shown below (in thousands):

	First Quarter	Second Quarter	Third Quarter	Two Months Ended November 30, 2009	Total
Total revenues	$282,514	$208,316	$235,104	$175,301	$901,235

Loss (gain) on disposal or impairment of long-lived assets, net (Note 6)	—	(98)	5	13,718	13,625
Other operating costs and expenses	278,649	199,928	224,334	171,791	874,702

Total expenses	278,649	199,830	224,339	185,509	888,327

Operating income (loss)	3,865	8,486	10,765	(10,208)	12,908

Other expenses (income), net	4,038	(2,618)	1,819	110	3,349

Income (loss) from continuing operations before reorganization items and income taxes	(173)	11,104	8,946	(10,318)	9,559
Reorganization items gain (loss)	(45,770)	(30,494)	(51,302)	3,660,009	3,532,443

Income (loss) from continuing operations before income taxes	(45,943)	(19,390)	(42,356)	3,649,691	3,542,002
Income tax expense	1,149	3,043	1,201	917	6,310

Income (loss) from continuing operations	(47,092)	(22,433)	(43,557)	3,648,774	3,535,692
Income from discontinued operations, net of income taxes	(42,614)	(7,141)	8,679	(100,537)	(141,613)

Net income (loss)	(89,706)	(29,574)	(34,878)	3,548,237	3,394,079

Less: net income (loss) attributable to noncontrolling interests	44	(29)	11	(531)	(505)

Net income (loss) attributable to SemGroup	$(89,750)	$(29,545)	$(34,889)	$3,548,768	$3,394,584

26.	RELATED PARTY TRANSACTIONS

White Cliffs

As described in Note 4, we sold a portion of our ownership interests in White Cliffs at the end of September 2010. Upon closing of this sale, we deconsolidated White Cliffs and began accounting for it under the equity method. During the period from October 1, 2010 through December 31, 2010, we generated approximately $0.5 million of revenue from services we provided to White Cliffs.

Westback

During 2008, we entered into certain derivative arrangements with Westback Purchasing Company, L.L.C. (“Westback”), which was owned by an individual who was one of our officers at the time. Under this arrangement, we entered into derivative transactions with a counterparty, or NYMEX broker, at the request of Westback. The understanding of the arrangement was for us to remit to Westback any gains we generated from the derivative transactions, and for Westback to reimburse us for any losses incurred from the derivative transactions. The intended benefit of these transactions for Westback was to expand its access to derivatives markets, since counterparties and brokers would be more willing to transact with us than with Westback, due to our larger financial resources. In return, we were to receive fees from Westback for our services. We also had a similar arrangement with Westback for the purchase and sale of physical commodities.

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

26.	RELATED PARTY TRANSACTIONS, Continued

During 2008, we concluded that it was no longer probable that we would collect reimbursement from Westback for a portion of these losses, and we recorded an allowance for uncollectable accounts of $285.5 million to operating expenses in the consolidated statement of operations. At the Emergence Date, as part of the reorganization process, our rights to these receivables were transferred to our pre-petition creditors.

BOK Financial Corporation

One of our former officers served on the Board of Directors of BOK Financial Corporation (“BOK”) until July 16, 2008. During the period from January 1, 2008 through July 16, 2008, we entered into certain commodity derivative transactions with BOK. We also entered into interest rate hedging transactions with BOK. In addition, BOK was also a lender on several of our credit agreements. BOK also served as trustee for one of our defined contribution benefit plans.

Holdings and SemGroup Energy Partners

We consolidated SemGroup Energy Partners through July 18, 2008, and accordingly all transactions with SemGroup Energy Partners were eliminated in our consolidated financial statements. Subsequent to July 18, 2008, we accounted for our investment in SemGroup Energy Partners under the cost method. As described in Note 4, our ownership interest in SemGroup Energy Partners was seized by creditors prior to the Emergence Date.

Also in 2008 we deconsolidated SemGroup Holdings. At December 31, 2008, we owed $150.0 million to SemGroup Holdings, which was recorded as a liability subject to compromise. This liability was extinguished in the reorganization process.

We purchased crude oil transportation, terminalling, and storage services from SemGroup Energy Partners of $3.0 million during the eleven months ended November 30, 2009 and $12.0 million during the period from July 18, 2008 to December 31, 2008. We also purchased asphalt terminalling and storage services from SemGroup Energy Partners totaling $15.1 million during the eleven months ended November 30, 2009 and $26.0 million during the period from July 18, 2008 to December 31, 2008.

We received reimbursements from SemGroup Energy Partners for operating costs associated with services provided by us to SemGroup Energy Partners of $10.5 million during the eleven months ended November 30, 2009 and $11.8 million from the period from July 22, 2008 to December 31, 2008. We also received reimbursements from SemGroup Energy Partners for costs associated with general and administrative services provided by us to SemGroup Energy Partners of $1.6 million during the eleven months ended November 30, 2009 and $3.0 million for the period from July 22, 2008 to December 31, 2008.

On April 7, 2009, we and SemGroup Energy Partners executed definitive documentation related to the settlement of certain matters between us and SemGroup Energy Partners and entered into a settlement of a shared services agreement, which was retroactively effective as of March 31, 2009 (the “Settlement”). The Settlement provided for the following:

•

SemGroup Energy Partners transferred certain crude oil assets located in Kansas and northern Oklahoma to us. SemGroup Energy Partners retained certain access and connection rights to enable it to continue to operate its crude oil trucking business in such areas.

•

We transferred to SemGroup Energy Partners: i) certain crude oil linefill and tank bottoms, (ii) certain personal property located in Oklahoma, Texas and Kansas used in connection with SemGroup Energy Partners’ crude oil trucking business, and (iii) certain real property located in Oklahoma, Kansas, Texas

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

26.	RELATED PARTY TRANSACTIONS, Continued

and New Mexico. In addition, we transferred certain asphalt processing assets that were connected to, adjacent to, or otherwise contiguous with, SemGroup Energy Partners’ existing asphalt facilities and associated real property interests to SemGroup Energy Partners.

•

We rejected certain service agreements and entered into new service agreements, pursuant to which SemGroup Energy Partners would provide certain crude oil and asphalt gathering, transportation, terminalling and storage services to us.

•	We rejected an existing agreement and entered into a new services agreement, pursuant to which we provide certain operational services for SemGroup Energy Partners.

•	The parties entered into a transition services agreement, pursuant to which we provide certain corporate, crude oil and asphalt transition services to SemGroup Energy Partners.

•	Certain pre-petition claims between us and SemGroup Energy Partners were netted and waived.

As a result of this Settlement, we transferred to SemGroup Energy Partners asphalt-related assets with a net book value of $84.0 million and crude-related assets of $14.9 million. Also as part of this Settlement, SemGroup Energy Partners transferred to us crude-related assets of $4.3 million. SemGroup Energy Partners made an unsecured claim of $55 million associated with the rejection of these contracts.

Emerging Canadian entities

We sold product to SemCAMS and SemCanada Crude totaling $155.5 million during the eleven months ended November 30, 2009 and $103.2 million during the period from July 22, 2008 to December 31, 2008. We purchased $136.6 million of product from SemCAMS and SemCanada Crude during the eleven months ended November 30, 2009 and $102.1 million of product during the period from July 22, 2008 to December 31, 2008.

Carlyle/Riverstone

Prior to our emergence from bankruptcy, we were partially owned by C/R SemGroup Investment Partnership, L.P. (“Carlyle”), which had the right to nominate one member to SemGroup, L.P.’s Management Committee. During this time, we entered into transactions with several other entities in which Carlyle and its affiliates held an ownership interest, including Buckeye GP Holdings, L.P. and its subsidiaries, Knight, Inc. and its subsidiaries (formerly known as Kinder Morgan, Inc.), and Niska. In February 2008, we sold our interests in Niska to an affiliate of Carlyle for proceeds of $146.2 million.

Crude purchases

We purchased $87.2 million of crude oil during the year ended December 31, 2008 from entities owned by certain of our officers.

Vulcan

In 2009, we assigned our 50% interest in Vulcan-Koch Asphalt Marketing, LLC (“Vulcan”) for proceeds of $3.9 million. The buyer of Vulcan was an entity controlled by an individual who had the right to nominate members of SemGroup, L.P.’s Management Committee.

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

26.	RELATED PARTY TRANSACTIONS, Continued

Other

During 2008, an individual who was one of our officers at the time served on the management committee of an entity from which we leased transportation equipment. We made payments of $2.1 million to the entity during the period January 1, 2008 to July 22, 2008.

Prior to the Petition Date, we purchased catering services from an entity partially owned by two of our officers at the time. Also prior to the Petition Date, we purchased certain works of art from a vendor owned by one of our officers at the time. These purchases were not significant to our consolidated financial statements.

Index to Exhibits

The following documents are included as exhibits to this Form 10-K. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

Exhibit Number	Description

2.1	Fourth Amended Joint Plan of Affiliated Debtors filed with the United States Bankruptcy Court for the District of Delaware on October 27, 2009 (filed as Exhibit 2.1 to our registration statement on Form 10, File No. 001-34736 (the “Form 10”)).

3.1	Amended and Restated Certificate of Incorporation, dated as of November 30, 2009, of SemGroup Corporation (filed as Exhibit 3.1 to the Form 10).

3.2	Amended and Restated Bylaws, dated as of November 30, 2009, of SemGroup Corporation (filed as Exhibit 3.2 to the Form 10).

4.1	Form of stock certificate for our Class A Common Stock, par value $0.01 per share (filed as Exhibit 4.1 to the Form 10).

4.2	Form of stock certificate for our Class B Common Stock, par value $0.01 per share (filed as Exhibit 4.2 to the Form 10).

4.3	Warrant Agreement dated as of November 30, 2009, by and between SemGroup Corporation and Mellon Investor Services, LLC (filed as Exhibit 4.3 to the Form 10).

4.4	Form of warrant certificate (filed as Exhibit 4.4 to the Form 10).

10.1	Credit Agreement (the “Credit Facility”) dated as of November 30, 2009, by and among SemGroup Corporation, SemCrude, L.P., SemStream, L.P., SemCAMS ULC, SemCanada Crude Company and SemGas, L.P., as borrowers, and the several revolving lenders from time to time parties thereto, the several credit-linked lenders from time to time parties thereto, BNP Paribas, as Administrative Agent and as Collateral Agent, BNP Paribas Securities Corp., Banc of America Securities LLC and Calyon New York Branch, as Joint Lead Arrangers, Bank of America, N.A., as Syndication Agent, and Calyon New York Branch, as Documentation Agent (filed as Exhibit 10.1 to the Form 10).

10.2	First Amendment to the Credit Facility dated as of January 7, 2010 (filed as Exhibit 10.2 to the Form 10).

10.3	Term Loan Credit Agreement (the “Term Loan Facility”) dated as of November 30, 2009, by and among SemGroup Corporation, as Borrowers’ Agent and a borrower, and SemCrude, L.P., SemStream, L.P., SemCAMS ULC, SemCanada Crude Company and SemGas, L.P., as borrowers, and the several lenders from time to time parties thereto, and Bank of America, N.A., as Administrative Agent and as Collateral Agent (filed as Exhibit 10.3 to the Form 10).

10.4	Credit Agreement (the “SCPL Term Loan Facility”) dated as of November 30, 2009, by and among SemCrude Pipeline, L.L.C., as borrower, the lenders party thereto, General Electric Capital Corporation, as Administrative Agent, and GE Capital Markets, Inc., as Sole Lead Arranger and Bookrunner (filed as Exhibit 10.4 to the Form 10).

10.5*	SemGroup Corporation Board of Directors Compensation Plan (filed as Exhibit 10.6 to the Form 10).

10.6*	SemGroup Corporation Nonexecutive Directors’ Compensation Deferral Program (filed as Exhibit 10.7 to the Form 10).

10.7*	SemGroup Corporation Equity Incentive Plan (filed as Exhibit 10.8 to the Form 10).

10.8*	SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for Directors (filed as Exhibit 10.9 to the Form 10).

Exhibit Number	Description

10.9*	SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for executive officers and employees in the United States (filed as Exhibit 10.10 to the Form 10).

10.10*	Employment Agreement dated as of November 30, 2009, by and among SemManagement, L.L.C., SemGroup Corporation and Norman J. Szydlowski (filed as Exhibit 10.11 to the Form 10).

10.11*	Letter Amendment dated March 18, 2010, by and among SemManagement, L.L.C., SemGroup Corporation and Norman J. Szydlowski, amending the Employment Agreement dated as of November 30, 2009 (filed as Exhibit 10.12 to the Form 10).

10.12*	Form of Severance Agreement between SemGroup Corporation and each of its executive officers other than Norman J. Szydlowski and David B. Gorte (filed as Exhibit 10.13 to the Form 10).

10.13*	SemGroup Corporation Equity Incentive Plan Form of Retention Award Agreement for certain executive officers (filed as Exhibit 10.14 to the Form 10).

10.14*	Amendment No. 1 to SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for Directors (filed as Exhibit 10.15 to the Form 10).

10.15*	Amendment No. 1 to SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for executive officers and employees in the United States (filed as Exhibit 10.16 to the Form 10).

10.16*	SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for Directors for awards granted on or after August 31, 2010 (filed as Exhibit 10.17 to the Form 10).

10.17*	SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for executive officers and employees in the United States for awards granted on or after August 31, 2010 (filed as Exhibit 10.18 to the Form 10).

10.18*	Form of 2011 Performance Share Unit Award Agreement under the SemGroup Corporation Equity Incentive Plan (filed as Exhibit 10.1 to our current report on Form 8-K, dated January 24, 2011, filed January 24, 2011).

10.19*	Form of Restricted Stock Award Agreement under the SemGroup Corporation Equity Incentive Plan (filed as Exhibit 10.2 to our current report on Form 8-K, dated January 24, 2011, filed January 24, 2011).

10.20*	SemGroup Corporation Short-Term Incentive Program (filed as Exhibit 10.1 to our current report on Form 8-K, dated February 24, 2011, filed March 2, 2011).

21	Subsidiaries of SemGroup Corporation (filed as Exhibit 21 to the Form 10).

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Norman J. Szydlowski, Chief Executive Officer.

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.

32.1	Section 1350 Certification of Norman J. Szydlowski, Chief Executive Officer.

32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.

*	Management contract or compensatory plan or arrangement