Form 10-Q
period 2011-03-31
SemGroup Corp
filed 2011-05-16
CIK 1489136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class		Outstanding at April 8, 2011
Class A	Common stock, $0.01 par	41,502,524	Shares
Class B	Common stock, $0.01 par	167,890	Shares

SemGroup Corporation

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

All statements, other than statements of historical fact, included in this Form 10-Q regarding the prospects of our industry, our anticipated financial performance, management’s plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions, and other matters, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negative of these terms or variations of them or similar terms. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those discussed in Item 1A of our most recent Annual Report on Form 10-K, entitled “Risk Factors,” risk factors discussed in other reports that we file with the Securities and Exchange Commission (“SEC”) and the following:

•	Our ability to generate sufficient cash flow from operations to enable us to pay our debt obligations or to fund our other liquidity needs;

•	Our ability to comply with the covenants contained in, and maintain certain financial ratios required by, our credit facilities;

•	Our ability to obtain additional capital on terms that are favorable to us;

•	The possibility that our hedging activities may result in losses or may have a negative impact on our financial results;

•	Any sustained reduction in demand for the petroleum products we gather, transport, process and store;

•	Our ability to obtain new sources of supply of petroleum products;

•	Our failure to comply with new or existing environmental laws or regulations or cross border laws or regulations;

•	The possibility that the construction or acquisition of new assets may not result in the corresponding anticipated revenue increases;

•	The effects of having recently filed for, and emerged from, bankruptcy protection;

•	Any future impairment to goodwill resulting from the loss of customers or business;

•	Changes in currency exchange rates; and

•	The risks and uncertainties of doing business outside of the U.S., including political and economic instability and changes in local governmental laws, regulations and policies.

New factors that could cause actual results to differ materially from those described in forward-looking statements emerge from time to time, and it is not possible for us to predict all such factors, or the extent to which any such factor, or combination of factors, may cause actual results to differ from those contained in any forward-looking statement.

Readers are cautioned not to place undue reliance on any forward-looking statements contained in this Form 10-Q, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements.

In this Form 10-Q, unless otherwise indicated, all dollar amounts are expressed in United States dollars.

As used in this Form 10-Q, and unless the context indicates otherwise, the terms the “Company,” “SemGroup,” “we,” “us,” “our,” “ours,” and similar language refer to SemGroup® Corporation, a Delaware corporation, and our consolidated subsidiaries and our predecessors. We sometimes refer to crude oil, natural gas, natural gas liquids (natural gas liquids, or “NGLs,” include ethane, propane, normal butane, iso-butane, and natural gasoline), refined petroleum products and liquid asphalt cement, collectively, as “petroleum products” or “products.”

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SEMGROUP CORPORATION

Condensed Consolidated Balance Sheets

(Dollars in thousands)

	(unaudited) March 31, 2011
		December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$155,778	$90,159
Restricted cash	56,161	65,455
Accounts receivable (net of allowance of $11,956 at
March 31, 2011 and $11,178 at December 31, 2010)	215,292	238,026
Inventories	77,578	129,846
Current assets of discontinued operations	201	787
Other current assets	35,630	38,818

Total current assets	540,640	563,091

Property, plant and equipment (net of accumulated depreciation of $57,765 at March 31, 2011 and $45,491 at December 31, 2010)	789,748	781,815
Investment in White Cliffs (Note 3)	150,015	152,020
Goodwill	109,977	107,823
Other intangible assets (net of accumulated amortization of $8,182 at March 31, 2011 and $6,677 at December 31, 2010)	31,283	32,264
Other assets, net	27,153	30,175

Total assets	$1,648,816	$1,667,188

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$140,825	$153,785
Accrued liabilities	58,404	63,355
Payables to pre-petition creditors	63,662	74,817
Other current liabilities	22,351	27,619
Current liabilities of discontinued operations	2,098	1,208
Current portion of long-term debt	4,699	12

Total current liabilities	292,039	320,796

Long-term debt	339,187	348,431
Deferred income taxes	93,101	85,139
Other noncurrent liabilities	61,166	57,754
Commitments and contingencies (Note 8)
Owners’ equity:
Common stock (Note 9)	416	415
Additional paid-in capital	1,024,976	1,023,727
Accumulated deficit	(170,157)	(170,189)
Accumulated other comprehensive income	8,088	1,115

Total owners’ equity	863,323	855,068

Total liabilities and owners’ equity	$1,648,816	$1,667,188

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Revenues:
Product	$353,364	$408,274
Service	31,400	51,097
Other	22,190	16,635

Total revenues	406,954	476,006
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	323,999	371,416
Operating	36,201	32,807
General and administrative	21,582	27,264
Depreciation and amortization	13,002	19,966
Loss (gain) on disposal or impairment of long-lived assets, net	(64)	20

Total expenses	394,720	451,473

Equity in earnings of White Cliffs	2,064	—

Operating income	14,298	24,533
Other expenses (income):
Interest expense	13,605	19,394
Foreign currency transaction gain	(477)	(1,569)
Other expense (income), net	1,471	(2,810)

Total other expenses	14,599	15,015

Income (loss) from continuing operations before income taxes	(301)	9,518
Income tax expense (benefit)	(324)	843

Income from continuing operations	23	8,675
Income from discontinued operations, net of income taxes	9	482

Net income	32	9,157
Less: net income attributable to noncontrolling interests	—	61

Net income attributable to SemGroup Corporation	$32	$9,096

Net income	$32	$9,157
Other comprehensive income (loss), net of income taxes	6,973	(260)

Comprehensive income	7,005	8,897
Less: comprehensive income attributable to noncontrolling interests	—	61

Comprehensive income attributable to SemGroup Corporation	$7,005	$8,836

Net income attributable to SemGroup Corporation per common share (Note 10):
Basic	$0.00	$0.22
Diluted	$0.00	$0.20

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

Net cash provided by operating activities	$79,261	$143,312
Cash flows from investing activities:
Capital expenditures	(9,840)	(10,217)
Proceeds from sale of long-lived assets	442	132
Investments in White Cliffs	(1,547)	—
Distributions from White Cliffs in excess of equity in earnings	3,552	—
Proceeds from surrender of life insurance	—	7,016

Net cash used in investing activities	(7,393)	(3,069)

Cash flows from financing activities:
Borrowings on debt and other obligations	14,659	11,176
Principal payments on debt and other obligations	(20,133)	(67,121)
Distributions	—	(85)

Net cash used in financing activities	(5,474)	(56,030)

Effect of exchange rate changes on cash and cash equivalents	(775)	(2,178)
Net increase in cash and cash equivalents	65,619	82,035
Cash and cash equivalents at beginning of period	90,159	41,917

Cash and cash equivalents at end of period	$155,778	$123,952

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

1. OVERVIEW

SemGroup Corporation is a Delaware corporation with its headquarters in Tulsa, Oklahoma. SemGroup Corporation is the successor entity of SemGroup, L.P., which was an Oklahoma limited partnership. The terms “we,” “our,” “us,” “SemGroup,” “the Company” and similar language used in these notes to the unaudited condensed consolidated financial statements refer to SemGroup Corporation, SemGroup, L.P., and their subsidiaries.

During 2008, SemGroup, L.P. and many of its subsidiaries filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Also during 2008, certain of SemGroup, L.P.’s subsidiaries filed applications for creditor protection in Canada under the Companies’ Creditors Arrangement Act. While in bankruptcy, SemGroup, L.P. filed a Plan of Reorganization with the court which determined, among other things, how pre-petition date obligations would be settled, the equity structure of the reorganized company upon emergence, and the financing arrangements upon emergence. SemGroup Corporation emerged from bankruptcy on November 30, 2009 (the “Emergence Date”).

Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States. These financial statements include all normal and recurring adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Company and the results of its operations and its cash flows. Certain reclassifications have been made to conform previously reported balances to the current presentation.

The accompanying condensed consolidated financial statements are unaudited. The condensed consolidated balance sheet at December 31, 2010 is derived from audited financial statements.

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

Pursuant to the rules and regulations of the Securities and Exchange Commission, the accompanying financial statements do not include all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2010, which are included in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission.

Reportable segments

We own a portfolio of businesses in the energy industry. Our segments include the following:

•	SemCrude, which conducts crude oil transportation, storage, terminalling, gathering, blending and marketing operations in the United States. SemCrude assets include:

•

An approximate 640-mile pipeline network in Kansas and Oklahoma that transports crude oil from producing wells and third-party pipeline connections to several refineries and to a storage facility in Cushing, Oklahoma;

•

a crude oil storage facility in Cushing, Oklahoma with a capacity of 4.7 million barrels with an additional 350,000 barrels currently under construction and an additional 1.95 million barrels contracted for construction and expected to be operational by mid 2012; and

•

A 51% ownership interest in White Cliffs Pipeline, L.L.C. (“White Cliffs”), which owns a 527-mile pipeline that transports crude oil from Platteville, Colorado to Cushing, Oklahoma (“White Cliffs Pipeline”).

•	SemStream, which purchases, stores, and sells natural gas liquids in the United States. SemStream operates twelve terminals in the United States and leases a fleet of approximately 350 rail cars.

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

1. OVERVIEW, Continued

•

SemCAMS, which provides natural gas gathering and processing services in Alberta, Canada. SemCAMS owns working interests in, and operates, four natural gas processing plants and a network of over 600 miles of natural gas gathering and transportation pipelines.

•

SemGas, which provides natural gas gathering and processing services in the United States. SemGas owns and operates over 800 miles of gathering pipeline in Kansas, Oklahoma and Texas and three processing plants in Oklahoma and Texas.

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

2. INVENTORIES

Inventories consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Natural gas and natural gas liquids	$39,502	$104,134
Crude oil	26,256	18,608
Asphalt and other	11,820	7,104

	$77,578	$129,846

3. INVESTMENT IN WHITE CLIFFS

White Cliffs

Until the end of September 2010, we owned 99.17% of White Cliffs and the remaining interests were held by two unaffiliated parties. During 2010, both of these parties purchased additional ownership interests in White Cliffs, which reduced our ownership percentage in White Cliffs to 51%. Upon purchasing these ownership interests, the other owners gained substantive rights to participate in the management of White Cliffs. Because of this, we deconsolidated White Cliffs at the end of September 2010 and began accounting for it under the equity method.

Under the equity method, we do not report the individual assets and liabilities of White Cliffs on our consolidated balance sheets. Instead, our ownership interest is reflected in one line as a noncurrent asset on our consolidated balance sheets. Certain summarized unaudited balance sheet information of White Cliffs is shown below (amounts in thousands):

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

3. INVESTMENT IN WHITE CLIFFS, Continued

	March 31, 2011	December 31, 2010
Current assets	$10,524	$9,797
Property, plant and equipment, net	231,160	234,300
Goodwill	17,000	17,000
Other intangible assets, net	38,904	40,848

Total assets	$297,588	$301,945

Current liabilities	$3,399	$3,824
Members’ equity	294,189	298,121

Total liabilities and members’ equity	$297,588	$301,945

Certain summarized unaudited income statement information of White Cliffs for the three months ended March 31, 2011, is shown below (amounts in thousands):

Revenue	$13,493
Operating, general and administrative expenses	3,211
Depreciation and amortization expense	5,205
Net income	5,077

The equity in earnings of White Cliffs for the three months ended March 31, 2011 reported in our consolidated statement of operations is less than 51% of the net income of White Cliffs for the same period. This is due to certain general and administrative expenses we incur in managing the operations of White Cliffs that the other owners are not obligated to share. Such expenses are recorded by White Cliffs and are allocated to our ownership interests.

4. SEGMENTS

As described in Note 1, we own a portfolio of energy-related businesses. These businesses are organized based on the nature and location of the services they provide. Certain summarized information related to these segments is shown in the tables below. None of the operating segments have been aggregated, other than White Cliffs, which has been included within the SemCrude segment. Although “Corporate and Other” does not represent an operating segment, it is included in the tables below to reconcile segment information to that of the consolidated Company. We sold the property, plant and equipment of SemCanada Crude during fourth quarter 2010 and began winding down its operations. SemCanada Crude ceased to be an operating segment and is therefore included within “Corporate and Other” in the tables below. Eliminations of transactions between segments are also included within “Corporate and Other” in the tables below.

The accounting policies of each segment are the same as the accounting policies of the consolidated Company. Transactions between segments are generally recorded based on prices negotiated between the segments. Certain general and administrative and interest expenses incurred at the corporate level were allocated to the segments, based on our allocation policies in effect at the time. During fourth quarter 2010 we completed a detailed study of these expenses and developed a more refined allocation methodology, which we applied to the allocation of these expenses for the three months ended March 31, 2011.

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

4. SEGMENTS, Continued

	Three Months Ended March 31, 2011
	SemCrude	SemStream	SemCAMS	SemGas	SemLogistics	SemMexico	Corporate and Other	Consolidated
	(dollars in thousands)
Revenues:
External	$83,005	$223,023	$34,757	$12,701	$7,981	$44,730	$757	$406,954
Intersegment	786	12,917	—	8,270	—	—	(21,973)	—

Total revenues	83,791	235,940	34,757	20,971	7,981	44,730	(21,216)	406,954
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	66,000	225,612	10	14,191	—	39,638	(21,452)	323,999
Operating	4,662	2,784	22,904	1,840	1,825	2,133	53	36,201
General and administrative	2,357	2,727	6,911	1,827	1,832	2,795	3,133	21,582
Depreciation and amortization	2,683	1,688	2,556	1,429	2,280	1,632	734	13,002
Loss (gain) on disposal or impairment of long-lived assets, net	2	(3)	—	—	—	(63)	—	(64)

Total expenses	75,704	232,808	32,381	19,287	5,937	46,135	(17,532)	394,720

Equity in earnings of White Cliffs	2,064	—	—	—	—	—	—	2,064

Operating income (loss)	10,151	3,132	2,376	1,684	2,044	(1,405)	(3,684)	14,298
Other expenses (income), net	(31)	3,244	6,237	386	166	(292)	4,889	14,599

Income (loss) from continuing operations before income taxes	$10,182	$(112)	$(3,861)	$1,298	$1,878	$(1,113)	$(8,573)	$(301)

Total assets at March 31, 2011 (excluding intersegment receivables)	$509,435	$245,002	$284,641	$75,990	$237,273	$100,276	$196,199	$1,648,816

	Three Months Ended March 31, 2010
	SemCrude	SemStream	SemCAMS	SemGas	SemLogistics	SemMexico	Corporate and Other	Consolidated
	(dollars in thousands)
Revenues:
External	$61,518	$245,906	$30,506	$14,843	$9,785	$27,040	$86,408	$476,006
Intersegment	3,374	12,045	—	6,423	—	—	(21,842)	—

Total revenues	64,892	257,951	30,506	21,266	9,785	27,040	64,566	476,006
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	38,510	234,514	3	14,895	—	22,802	60,692	371,416
Operating	6,444	2,432	19,063	1,194	2,059	932	683	32,807
General and administrative	5,901	3,911	6,530	2,993	1,474	3,024	3,431	27,264
Depreciation and amortization	8,037	1,595	2,695	1,301	1,964	1,556	2,818	19,966
Loss (gain) on disposal or impairment of long-lived assets, net	43	(23)	—	—	—	—	—	20

Total expenses	58,935	242,429	28,291	20,383	5,497	28,314	67,624	451,473

Operating income (loss)	5,957	15,522	2,215	883	4,288	(1,274)	(3,058)	24,533
Other expenses, net	7,100	1,574	1,769	1,456	763	18	2,335	15,015

Income (loss) from continuing operations before income taxes	$(1,143)	$13,948	$446	$(573)	$3,525	$(1,292)	$(5,393)	$9,518

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

5. FINANCIAL INSTRUMENTS

Fair value of financial instruments

We record certain financial assets and liabilities at fair value at each balance sheet date. The table below summarizes the balances of these assets and liabilities (in thousands):

	March 31, 2011					December 31, 2010
	Level 1	Level 2	Level 3	Netting*	Total	Level 1	Level 2	Level 3	Netting*	Total
Assets:
Commodity derivatives	$8,251	$4,605	$4,109	$(8,913)	$8,052	$97,857	$1,993	$2,499	$(97,981)	$4,368

Total assets	8,251	4,605	4,109	(8,913)	8,052	97,857	1,993	2,499	(97,981)	4,368

Liabilities:
Commodity derivatives	$8,361	$8,234	$5,901	$(8,913)	$13,583	$101,563	$7,494	$3,046	$(97,981)	$14,122
Warrants	—	—	18,412	—	18,412	—	—	17,192	—	17,192
Interest rate swaps	—	134	—	—	134	—	—	—	—	—

Total liabilities	8,361	8,368	24,313	(8,913)	32,129	101,563	7,494	20,238	(97,981)	31,314

Net liabilities at fair value	$(110)	$(3,763)	$(20,204)	$—	$(24,077)	$(3,706)	$(5,501)	$(17,739)	$—	$(26,946)

*	Relates primarily to exchange traded futures. Gain and loss positions on multiple contracts are settled net on a daily basis with the exchange.

“Level 1” measurements were obtained using unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. These include commodity futures contracts that are traded on an exchange.

“Level 2” measurements use as inputs market observable and corroborated prices for similar commodity derivative contracts. Assets and liabilities classified as Level 2 include over-the-counter (OTC) traded forward contracts and swaps.

“Level 3” measurements were obtained using information from a pricing service and internal valuation models incorporating observable and unobservable market data. These include commodity derivatives, such as forward contracts and swaps for which there is not a highly liquid market, and therefore are not included in Level 2 above. Level 3 measurements also include common stock warrants. We use a Black-Scholes pricing model to estimate the fair value of the warrants.

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the fair value levels.

The following table summarizes changes in the fair value of our net financial liabilities classified as Level 3 in the fair value hierarchy (in thousands):

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Warrants	Commodity Derivatives	Total	Warrants	Commodity Derivatives	Total
Net liabilities - beginning balance	$(17,192)	$(547)	$(17,739)	$(16,909)	$(23,438)	$(40,347)
Transfers out of Level 3(*)	—	(178)	(178)	—	—	—
Total gain or loss (realized and unrealized) included in earnings(**)	(1,220)	(694)	(1,914)	741	813	1,554
Settlements	—	(373)	(373)	—	22,247	22,247

Net liabilities - ending balance	$(18,412)	$(1,792)	$(20,204)	$(16,168)	$(378)	$(16,546)

Amount of total gain or loss included in earnings for the period attributable to the change in unrealized gain or loss relating to assets and liabilities still held at the reporting date	$(1,220)	$(1,067)	$(2,287)	$741	$922	$1,663

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

5. FINANCIAL INSTRUMENTS, Continued

(*)	Our policy is to recognize transfers in and transfers out as of the end of the reporting period.
(**)	Gains and losses related to commodity derivatives are reported in product revenue. Gains and losses related to warrants are recorded in other expense (income).

Commodity derivatives

Our consolidated results of operations and cash flows are impacted by changes in market prices for petroleum products. This exposure to commodity price risk is managed, in part, by entering into various commodity derivatives.

SemCrude manages commodity price risk by limiting its net open positions subject to outright price risk and basis risk resulting from grade, location or time differences. SemCrude does so by selling and purchasing like quantities of crude oil with purchase and sale transactions or by entering into future delivery and purchase obligations with futures contracts or other commodity derivatives at locations along its pipeline and Cushing storage systems, with the effect that many of these purchases and sales become “back-to-back” transactions (purchases and sales of crude oil are predominantly matched). SemCrude storage and transportation assets also can be used to mitigate location and time basis risk. In addition, when SemCrude engages in back-to-back purchases and sales, the sales and purchase prices are intended to lock in positive margins for SemCrude, e.g., the sales price is intended to exceed purchase costs and all other fixed and variable costs. All marketing activities are subject to our risk management policy which establishes limits at SemCrude and SemGroup Corporation levels, to manage risk and mitigate financial exposure.

SemStream manages commodity price risk by limiting its net open positions subject to outright price risk and basis risk resulting from grade, location or time differences. SemStream does so by selling and purchasing similar quantities of natural gas liquids with purchase and sale transactions for current or future delivery, by entering into future delivery and purchase obligations with futures contracts or other commodity derivatives and employing its storage and transportation assets. SemStream may hedge its natural gas liquids commodity price exposure with derivatives on commodities other than natural gas liquids due to the limited size of the market for natural gas liquids derivatives. In addition, physical transaction sale and purchase strategies are intended to lock in positive margins for SemStream, e.g., the sales price is sufficient to cover purchase costs, any other fixed and variable costs and SemStream’s profit. All marketing activities are subject to our risk management policy, which establishes limits both at the SemStream segment and consolidated SemGroup levels to manage risk and mitigate financial exposure.

Our commodity derivatives were comprised of swaps, futures contracts, and forward contracts of crude oil and natural gas liquids. These are defined as follows:

Swaps – Over the counter transactions where a floating price, basis or index is exchanged for a fixed (or a different floating) price, basis, or index at a preset schedule in the future according to an agreed-upon formula.

Futures contracts – Exchange traded contracts to buy or sell a commodity. These contracts are standardized by the exchange in terms of quality, quantity, delivery period and location for each commodity.

Forward contracts – Over the counter contracts to buy or sell a commodity at an agreed upon future date. The buyer and seller agree on specific terms (price, quantity, delivery period, and location) and conditions at the inception of the contract.

The following table sets forth the notional quantities for derivatives entered into (amounts in thousands of barrels):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Sales	6,643	1,310
Purchases	6,864	689

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

5. FINANCIAL INSTRUMENTS, Continued

We have not designated any of our commodity derivatives as accounting hedges. We record the fair value of these derivatives on our consolidated balance sheets in other current assets and other current liabilities. The fair value of our commodity derivatives recorded to other current assets was $8.1 million at March 31, 2011 and $4.4 million at December 31, 2010. The fair value of our commodity derivatives recorded to other current liabilities was $13.6 million at March 31, 2011 and $14.1 million at December 31, 2010.

Realized and unrealized losses of $2.0 million from commodity derivatives were recorded to product revenue for the three months ended March 31, 2011. Realized and unrealized gains of $7.7 million from commodity derivatives were recorded to product revenue for the three months ended March 31, 2010.

Warrants

As described in Note 9, upon emergence from bankruptcy, we issued certain common stock warrants. These warrants are recorded at fair value in other noncurrent liabilities on the consolidated balance sheets.

Interest swaps

As described in Note 7, we entered into certain interest swaps during February 2011. The swaps are recorded at fair value in other noncurrent liabilities on the consolidated balance sheet, with changes in the fair value (net of income taxes) recorded to other comprehensive income (loss).

6. INCOME TAXES

Due to our emergence from bankruptcy and overall restructuring, we have recorded a full valuation allowance on all U.S. federal and state deferred tax assets. We have determined that no accruals related to uncertainty in tax positions are required. The effective tax rate for the three months ended March 31, 2011 was 108%. The effective rate for the three months ended March 31, 2010 was 9%. Significant items that impacted the effective tax rate for each period, as compared to the U.S. Federal statutory rate of 35%, include earnings in foreign jurisdictions taxed at lower rates and the full valuation allowance which was recorded against our deferred tax assets. Further, the foreign earnings are taxed in foreign jurisdictions as well as in the U.S., since they are disregarded entities for U.S. federal income tax purposes. Deferred tax liabilities, with the exception of those related to certain long-lived assets, have been considered as a source of future taxable income in establishing the amount of the valuation allowance. These combined factors, and the magnitude of permanent items impacting the tax rate relative to income from continuing operations before income taxes, result in rates that are not comparable between the periods.

7. DEBT

Our debt consists of the following (in thousands):

	March 31, 2011	December 31, 2010
Revolving credit facility	$—	$9,000
Revolving credit facility “OID” fee	3,937	3,937
Revolving credit facility fee	2,475	2,475
SemGroup term loan	308,653	308,653
SemLogistics credit facility	24,048	24,289
SemMexico credit facility	4,687	—
Capital leases	86	89

Total long-term debt	343,886	348,443
Less: current portion of long-term debt	4,699	12

Noncurrent portion of long-term debt	$339,187	$348,431

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

7. DEBT, Continued

Revolving credit facility

We entered into a revolving credit facility on November 30, 2009. The amount of credit available under this facility changes every ten days, depending on the amount of eligible receivables and inventory we have available to serve as collateral. At March 31, 2011, we had no outstanding cash borrowings and we had outstanding letters of credit of $81.6 million on this facility. At March 31, 2011, the total additional capacity available on the facility was $157 million. Of this amount, $150 million was available for cash borrowings, and the remainder was available only for letters of credit.

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

We paid $27 million in fees to the lenders at the inception of the agreement, which was recorded in other noncurrent assets and is being amortized over the life of the agreement. At March 31, 2011, the unamortized balance remaining in other noncurrent assets related to these fees was $15.7 million.

In addition, a fee of $3.9 million (the original issuance discount, or “OID”) is payable to issuers of pre-funded letters of credit under the facility. The OID is payable on the maturity date of the facility or upon the reduction of a lender’s pre-funded letter of credit commitment. An additional fee of $2.5 million is payable to the facility agents on the maturity date of the facility or upon termination of a lender’s participation in the facility. We recorded the obligation to pay this fee and the OID as long-term debt and recorded a corresponding other noncurrent asset, which we are amortizing on a straight-line basis over the life of the facility. At March 31, 2011, the unamortized balance remaining in other noncurrent assets related to the OID and the facility fee was $3.6 million.

Interest on revolving credit cash borrowings is charged at a floating rate, which is calculated as 5.5% plus whichever of the following yields the highest rate: a) the Federal Funds Effective Rate plus 0.5%, b) the Prime Rate, c) the three-month London Interbank Offered Rate (“LIBOR”) for U.S dollar deposits, plus 1.5%, or d) 2.5%. Alternatively, we may elect for interest to be charged at a floating rate that is calculated as 6.5% plus the greater of LIBOR or 1.5%. The rate in effect at March 31, 2011 was 8.75%, which was calculated as 5.5% plus the prime rate of 3.25%. Interest is payable each month. In addition, a facility fee of $0.4 million is charged each year.

Interest on the OID is charged at a floating rate, which is calculated as 7.0% plus the greater of LIBOR or 1.5%. The rate in effect at March 31, 2011 was 8.5%.

The letters of credit are comprised of two types – a prefunded tranche and a revolving tranche. Fees are charged on the full $74.8 million available on the prefunded tranche at a range of 7.0% to 8.5%, regardless of the amount of letters of credit that have been issued. The rate in effect on the prefunded tranche was 8.34% at March 31, 2011. Fees are charged on the letters of credit under the revolving tranche at 7.0% for any outstanding letters of credit.

Fees ranging from 1.5% to 2.5% are charged on any lender commitments under the facility that we are not utilizing, and such fees are payable quarterly. At March 31, 2011, the total unutilized lender commitment subject to these fees was $264.1 million and the rate in effect at March 31, 2011 was 2.5%. As described above, we are not able to utilize the full amount of the lender commitments, as the capacity available to us at any point in time is limited by the amount of eligible receivables and inventory that serve as collateral.

Most of the interest and fees related to the facility are payable monthly, although certain of the fees are payable quarterly. We recorded interest expense related to the facility of $6.5 million during the three months ended March 31, 2011, and $9.7 million during the three months ended March 31, 2010, including amortization of debt issuance costs.

The facility is secured by all working capital and fixed assets of SemCrude, SemStream, SemCAMS, SemCanada Crude, SemGas, and SemCrude Pipeline (the “Loan Parties”). The facility contains numerous covenants, which restrict, among other things, our ability to incur additional indebtedness, make capital expenditures in excess of certain specified amounts, create liens on assets, make investments, loans or advances, dispose of assets, enter into sale and leaseback transactions, change the business conducted by the Loan Parties, issue dividends and enter into certain hedging agreements. In addition, the facility prohibits any commodity transactions that are not allowed by our risk management policy. The facility may preclude us from prepaying the term loan (described below) if certain requirements are not met. In addition, the facility may require us to defer interest payments on the term loan. The facility contains covenants that require us to maintain certain specified financial ratios. Certain of these requirements become more stringent as time passes, which may require us to achieve increases in business levels or operating efficiencies to maintain compliance with the ratios. At March 31, 2011, we were in compliance with the covenants.

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

7. DEBT, Continued

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

Term loan

Pursuant to the Plan of Reorganization, we entered into a term loan agreement on November 30, 2009 with a principal balance of $300 million and a maturity date of November 30, 2016. Beginning on November 30, 2012, we are obligated to make early principal payments on an annual basis if cash flows for the preceding year, as defined in the agreement, exceed certain levels specified in the agreement. We generally have the right to make additional principal payments without incurring any penalties for early repayment. During September 2010, we made a principal payment of approximately $10.5 million on the term loan.

The term loan bears interest at a fixed rate of 9%. The first interest payment was due on June 30, 2010, and subsequent interest payments are due quarterly. For interest charged before December 31, 2011, we have the option to either pay the interest in cash or to defer payment of the interest until November 30, 2014. If we elect to defer an interest payment, interest will be charged at a fixed rate of 11% for that period. Beginning on January 1, 2012, we will no longer have the option to defer interest payments, and all interest charged after that date will be payable each quarter. Under certain circumstances, the provisions of the revolving credit facility (described above) may require us to defer interest payments under the term loan. We elected to defer the interest payment that was due on June 30, 2010 for interest incurred during the seven month period then ended. Because of this deferral, interest was charged at 11% during this period, instead of at 9%, and $19.2 million of interest was added to the principal balance of the loan. We recorded interest expense related to the term loan of $6.9 million for the three months ended March 31, 2011 and $6.7 million for the three months ended March 31, 2010.

The term loan is secured with a second lien on the assets that are secured under the revolving credit facility. The term loan contains numerous covenants, which are similar to the covenants in the revolving credit facility. At March 31, 2011, we were in compliance with the covenants.

Failure to comply with the provisions of the term loan agreement could cause events of default, which could result in increases in interest rates, the debt becoming due and payable, or other adverse consequences. The events of default are similar to the events of default under the revolving credit facility.

SemLogistics credit facilities

SemLogistics entered into a credit agreement in December 2010, which includes a £15 million term loan and a £15 million revolving credit facility ($24.0 million each, at the March 31, 2011 exchange rate). The proceeds from this new facility were used to retire SemLogistics’ previous credit facility.

The term loan is to be repaid with quarterly payments of £250,000 ($0.4 million at the March 31, 2011 exchange rate) during 2013, quarterly payments of £750,000 ($1.2 million at the March 31, 2011 exchange rate) during 2014 and 2015, and a final payment of £8,750,000 ($14.0 million at the March 31, 2011 exchange rate) on December 31, 2015. SemLogistics has the right to make early principal payments without incurring any penalties for early repayment. In the event of a change in control of SemLogistics, the outstanding balance will be due and payable within 30 days.

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

7. DEBT, Continued

The revolving credit facility can be utilized either for cash borrowings or letters of credit. The number of cash borrowings may not exceed five at any point in time and the number of outstanding letters of credit may not exceed ten at any point in time. Borrowings under the revolving facility may be repaid at any time up to the expiration of the facility on December 31, 2015. At March 31, 2011, no cash borrowings were outstanding under the revolving facility and no letters of credit were utilized.

Interest is charged on both the term loan and the revolving loans (including letters of credit) at a floating rate, which is calculated as LIBOR plus a margin that ranges from 1.75% to 2.5%, depending on whether SemLogistics meets certain financial ratios specified in the agreement. The interest rate in effect at March 31, 2011 was 2.57%, which was calculated as 1.75% plus the LIBOR rate of 0.82%. Interest on the term loan and revolving facility are payable quarterly. In addition, a commitment fee of 0.50% is charged on any unused commitments under the facility and is payable quarterly. In addition, SemLogistics paid fees of $1.3 million upon inception of the facility, which were recorded to other noncurrent assets and are being amortized over the life of the facility.

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

The facility is secured by the assets of SemLogistics. The facility contains covenants, which, among other things, restrict the ability of SemLogistics to incur additional indebtedness, create liens on assets, make investments, restricted payments, loans or advances, dispose of assets, or change the nature of its business. The facility contains covenants that require SemLogistics to maintain certain financial ratios specified in the agreement. At March 31, 2011, SemLogistics was in compliance with the covenants.

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

SemLogistics recorded interest expense of $0.3 million for the three months ended March 31, 2011 and $0.7 million for the three months ended March 31, 2010, including amortization of debt issuance costs. SemLogistics recorded the fair value of the interest swaps as a noncurrent liability of $0.1 million at March 31, 2011, with a corresponding adjustment to other comprehensive income (net of income taxes).

SemMexico credit facilities

During 2010, SemMexico entered into a credit agreement. This facility allows SemMexico to borrow up to 80 million Mexican pesos (U.S. $6.7 million at the March 31, 2011 exchange rate) at any time through June 2011. If we borrow on this facility, the borrowings will be required to be repaid over a three-year period. Any borrowings will be unsecured and will bear interest at the bank prime rate in Mexico plus 1.5%. At March 31, 2011, the interest rate in effect was 6.34%, calculated as 1.5% plus the bank prime rate of 4.84%. No balances were outstanding under this facility at March 31, 2011.

During 2011, SemMexico entered into a revolving credit agreement. This facility allows SemMexico to borrow up to 56 million Mexican pesos (U.S. $4.7 million at the March 31, 2011 exchange rate) at any time during the term of the facility, which matures in February 2012. Borrowings are unsecured and bear interest at the bank prime rate in Mexico plus 1.7%.

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

7. DEBT, Continued

The facility also includes letter of credit capacity of 184 million Mexican pesos (U.S. $15.4 million at the March 31, 2011 exchange rate). Cash borrowings of 56 million Mexican pesos (U.S. $4.7 million at the March 31, 2011 exchange rate) and letters of credit of 158 million Mexican pesos (U.S. $13.2 million at the March 31, 2011 exchange rate) were outstanding under this facility at March 31, 2011. The interest rate in effect on the cash borrowings is 6.57%, calculated as 1.7% plus the bank prime rate of 4.87% at the time the funds were borrowed.

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

Interest was generally charged on the SemCrude Pipeline credit facility at a floating rate, which was calculated as 6% plus the greater of LIBOR or 1.5%. In addition, we paid $4.8 million in fees to the lender at the inception of the agreement, which have been fully amortized. We recorded interest expense related to this facility of $2.5 million during the three months ended March 31, 2010.

Fair value

We estimate that the fair value of our credit agreements approximated their recorded values at March 31, 2011.

8. COMMITMENTS AND CONTINGENCIES

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

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

8. COMMITMENTS AND CONTINGENCIES, Continued

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

(c) Claims reconciliation process

A large number of parties have made claims against us for obligations alleged to have been incurred prior to our bankruptcy filing. On September 15, 2010, the bankruptcy court entered an order estimating the contingent, unliquidated and disputed claims and authorizing distributions to holders of allowed claims. Pursuant to that order we have begun making initial distributions to the claimants. We continue to attempt to settle unresolved claims.

Pursuant to the Plan of Reorganization, we committed to settle all pre-petition claims by paying a specified amount of cash, issuing a specified number of warrants, and issuing a specified number of shares of SemGroup Corporation common stock. The resolution of most of the outstanding claims will not impact the total amount of consideration we will give to the claimants; instead, the resolution of the claims will impact the relative share of the total consideration that each claimant receives. However, there is a specified group of claims for which we could be required to pay additional funds to settle. Pursuant to the Plan of Reorganization, we set aside $13.1 million of cash (recorded as restricted cash on the March 31, 2011 and December 31, 2010 consolidated balance sheets), which we expect to be sufficient to settle this group of claims. We have recorded a corresponding liability in payables to pre-petition creditors on the consolidated balance sheets. However, we have not yet reached a resolution of these claims, and if the total settlement amount of these claims exceeds $13.1 million, we will be required to pay additional funds to these claimants. If this becomes probable of occurring, we will be required to increase our liability to pre-petition creditors and to record a corresponding expense.

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

8. COMMITMENTS AND CONTINGENCIES, Continued

Other matters

We are party to various other claims, legal actions, and complaints arising in the ordinary course of business. In the opinion of our management, the ultimate resolution of these claims, legal actions, and complaints, after consideration of amounts accrued, insurance coverage, and other arrangements, will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, the outcome of such matters is inherently uncertain, and estimates of our contingent liabilities may change materially as circumstances develop.

Environmental

We may from time to time experience leaks of petroleum products from our facilities, as a result of which we may incur remediation obligations or property damage claims. In addition, we are subject to numerous environmental regulations. Failure to comply with these regulations could result in the assessment of fines or penalties by regulatory authorities.

The Kansas Department of Health and Environment (“KDHE”) filed a motion in our bankruptcy proceeding seeking to extend the bar date to file proofs of claim with respect to potential environmental contamination at certain properties of ours in Kansas. The parties agreed to defer the bankruptcy court’s consideration of the motion to allow for settlement negotiations, which are continuing. Through these negotiations, KDHE has limited its focus to six sites (five owned by SemCrude and one owned by SemGas). KDHE believes that, based on their historical use, some or all of these six sites may have soil or groundwater contamination in excess of state standards, but at the present time, no contamination has been confirmed. KDHE is seeking our agreement to undertake assessments of these sites to determine whether they are contaminated. We have reached an agreement with KDHE on the payment of KDHE’s costs associated with oversight of this matter. At the present time, no violation of law has been alleged and the amount of this potential cleanup cannot be determined because it is not yet known whether these sites are contaminated.

A water pipeline break occurred at a SemCAMS facility during August 2010. This resulted in a spill of material that was predominantly salt water containing a small amount of hydrocarbons. The incident is under investigation by Environment Canada and Alberta Environment, and we have accrued a liability of $0.4 million at March 31, 2011 for estimated fines and environmental contributions.

Asset retirement obligations

We will be required to incur significant removal and restoration costs when we retire our natural gas gathering and processing facilities in Canada. We have recorded an asset retirement obligation liability of $34.8 million at March 31, 2011, which is included within other noncurrent liabilities on the consolidated balance sheets. This amount was calculated using the $110.4 million cost we estimate we would incur to retire these facilities, discounted based on our risk-adjusted cost of borrowing at the Emergence Date and the estimated timing of remediation.

The calculation of the liability for an asset retirement obligation requires the use of significant estimates, including those related to the length of time before the assets will be retired, cost inflation over the assumed life of the assets, actual remediation activities to be required, and the rate at which such obligations should be discounted. Future changes in these estimates could result in material changes in the value of the recorded liability. In addition, future changes in laws or regulations could require us to record additional asset retirement obligations. The $110.4 million estimated cost represents only our proportionate share of the obligations associated with these facilities. An additional $46.4 million of estimated costs are attributable to third-party owners’ proportionate share of the obligations. If an owner fails to perform on its obligations, the other owners (including SemGroup) could be obligated to bear that party’s share of the remediation costs.

Our other segments may also be subject to removal and restoration costs upon retirement of their facilities. However, we do not believe the present value of such obligations under current laws and regulations, after taking into account the estimated lives of our facilities, is material to our consolidated financial position or results of operations.

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

8. COMMITMENTS AND CONTINGENCIES, Continued

Purchase and sale commitments

We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We establish a margin for these purchases by entering into various types of physical and financial sale and exchange transactions through which we seek to maintain a position that is substantially balanced between purchases on the one hand and sales and future delivery obligations on the other. We account for these commitments as normal purchases and sales, and therefore we do not record assets or liabilities related to these agreements until the product is purchased or sold. At March 31, 2011, such commitments included the following (in thousands):

	Volume (barrels)	Value
Fixed price sales	270	$25,721
Floating price purchases	22,143	2,318,707
Floating price sales	21,467	2,300,753

Certain of the commitments shown in the table above relate to agreements to purchase product from a counterparty and to sell a similar amount of product (in a different location) to the same counterparty. Many of the commitments shown in the table above are cancellable by either party, as long as notice is given within the time frame specified in the agreement (generally 30 to 120 days).

We have also entered into two separate agreements under which we are obligated to purchase all of the propane produced by a third-party refinery at a price that floats based on market rates. Under one of these agreements, which expires in March 31, 2012, we purchased 4.2 million gallons of propane during the first quarter of 2011 for a total price of $6.2 million. Under the other agreement, which expires on April 30, 2011, we purchased 4.5 million gallons of propane during the first quarter of 2011 for a total price of $5.9 million.

We also entered into a long term marketing agreement to market all natural gas liquids produced by a third party’s natural gas processing plants. The agreement expires March 31, 2022. We marketed 13.7 million gallons of natural gas liquids at a purchase cost of $20.7 million during the first quarter of 2011 pursuant to this agreement.

In addition, our SemGas segment enters into contracts under which we are responsible for marketing the majority of the gas and natural gas liquids produced by the counterparties to the agreements. During the three months ended March 31, 2011, the majority of SemGas’ revenues were generated from such contracts.

9. OWNERS’ EQUITY

Unaudited condensed consolidated statement of changes in owners’ equity

The following table shows the changes in our consolidated owners’ equity accounts from December 31, 2010 to March 31, 2011 (in thousands):

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Owners’ Equity
Balance at December 31, 2010	$415	$1,023,727	$(170,189)	$1,115	$855,068
Net income	—	—	32	—	32
Other comprehensive income, net of income taxes	—	—	—	6,973	6,973
Share-based compensation expense	—	1,250	—	—	1,250
Issuance of common stock under compensation plans	1	(1)	—	—	—

Balance at March 31, 2011	$416	$1,024,976	$(170,157)	$8,088	$863,323

For the three months ended March 31, 2011, other comprehensive income consists primarily of currency translation adjustments.

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

9. OWNERS’ EQUITY, Continued

Common stock

Upon emergence from bankruptcy, we issued 40,882,496 shares of common stock. The Plan of Reorganization specified that we were to issue an additional 517,500 shares of common stock in settlement of pre-petition claims. As of March 31, 2011, we have issued 178,443 shares of this stock, and we will issue the remainder as the process of resolving the claims progresses. The owners’ equity balances on the consolidated balance sheets include the shares that are required to be issued in settlement of pre-petition claims. The shares of common stock reflected on the consolidated balance sheet at March 31, 2011 are summarized below:

Shares issued on Emergence Date	40,882,496
Shares subsequently issued in settlement of pre-petition claims	178,443
Remaining shares required to be issued in settlement of pre-petition claims	339,057
Issuance of shares under employee and director compensation programs	216,638
Shares issued upon exercise of warrants	6

Total shares	41,616,640
Par value per share	$0.01

Common stock on March 31, 2011 consolidated balance sheet	$416,166

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

Equity-based compensation

Our board of directors has authorized the issuance of a maximum of 2,781,635 shares of common stock under director and employee compensation programs. At March 31, 2011, there are approximately 470,000 unvested shares that have been granted pursuant to these programs. The par value of these shares has not yet been reflected in common stock on the consolidated balance sheet, as these shares have not yet vested. There are also shares of restricted stock that were returned to treasury upon forfeiture. The par value of these shares is not reflected in the consolidated balance sheet, as no accounting recognition is given to forfeited shares. For certain of the awards, the number of shares that will vest is contingent upon our achievement of certain specified targets. If we meet the specified maximum targets, approximately 27,000 additional shares could vest.

Warrants

Upon emergence from bankruptcy, we issued 1,634,210 warrants. The Plan of Reorganization specified that we were to issue an additional 544,737 warrants in settlement of the pre-petition claims. As of March 31, 2011, we have issued 182,490 of these warrants, and we will issue the remainder as the process of resolving the claims progresses. The warrants reflected on the consolidated balance sheet at March 31, 2011 are summarized below:

Warrants issued on Emergence Date	1,634,210
Warrants issued in settlement of pre-petition claims	182,490
Remaining warrants to be issued in settlement of pre-petition claims	362,247
Warrants exercised	(6)

Total warrants	2,178,941
Fair value per warrant at March 31, 2011	$8.45

Warrant value included within other noncurrent liabilities on March 31, 2011 consolidated balance sheet	$18,412,051

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

9. OWNERS’ EQUITY, Continued

Each warrant entitles the holder to purchase one share of common stock for $25 at any time before the November 30, 2014 expiration date. The closing price of our common stock was $28.16 per share on March 31, 2011. In the event of a change in control of the Company, the holders of the warrants would have the right to sell the warrants to us, and we would have the right to purchase the warrants from the holders. In either case, the price to be paid for the warrants would be calculated using a standard pricing model with inputs specified in the warrants agreement.

10. EARNINGS PER SHARE

The following table summarizes the calculation of basic earnings per share for the three months ended March 31, 2011 and 2010 (amounts in thousands, except per share amounts):

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Continuing Operations	Discontinued Operations	Net	Continuing Operations	Discontinued Operations	Net
Income	$23	$9	$32	$8,675	$482	$9,157
less: Income attributable to noncontrolling interests	—	—	—	61	—	61

Numerator	$23	$9	$32	$8,614	$482	$9,096
Common stock issued and to be issued pursuant to Plan of Reorganization	41,400	41,400	41,400	41,400	41,400	41,400
Weighted average common stock outstanding issued under compensation plans	198	198	198	—	—	—

Denominator	41,598	41,598	41,598	41,400	41,400	41,400

Basic earnings per share	$0.00	$0.00	$0.00	$0.21	$0.01	$0.22

The following table summarizes the calculation of diluted earnings per share for the three months ended March 31, 2011 and 2010 (amounts in thousands, except per share amounts).

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Continuing Operations	Discontinued Operations	Net	Continuing Operations	Discontinued Operations	Net
Income	$23	$9	$32	$8,675	$482	$9,157
less: Income attributable to noncontrolling interests	—	—	—	61	—	61
less: Income resulting from change in fair value of warrants(*)	—	—	—	741	—	741

Numerator	$23	$9	$32	$7,873	$482	$8,355
Common stock issued and to be issued pursuant to Plan of Reorganization	41,400	41,400	41,400	41,400	41,400	41,400
Weighted average common stock outstanding issued under compensation plans	198	198	198	—	—	—
Effect of dilutive securities	233	233	233	27	27	27

Denominator	41,831	41,831	41,831	41,427	41,427	41,427

Diluted earnings per share	$0.00	$0.00	$0.00	$0.19	$0.01	$0.20

(*)	During the three months ended March 31, 2011, we recorded expense of $1.2 million related to the change in fair value of the warrants. Because of this, the warrants would have been antidilutive and, therefore, are not included in the computation of diluted earnings per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated interim financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC.

Overview of Business

We provide gathering, transportation, storage, distribution, blending, marketing and other midstream services primarily to independent producers, refiners of petroleum products and other market participants located in the Midwest and Rocky Mountain regions of the United States of America (the “U.S.”), Canada and the West Coast of the United Kingdom (the “U.K.”). We have an owned, contracted and leased asset base consisting of pipelines, gathering systems, storage facilities, terminals, processing plants, blending facilities and other distribution assets located in North American production and supply areas, including the Gulf Coast, Midwest, Rocky Mountain and Western Canadian regions. We also maintain and operate storage, terminal and marine facilities at Milford Haven in the U.K. that enable customers to supply petroleum products to markets in the Atlantic Basin. We also operate a network of liquid asphalt cement terminals throughout Mexico. Our business is conducted through six primary business segments – SemCrude®, SemStream®, SemCAMS, SemLogistics, SemMexico, and SemGas®. Our property, plant and equipment assets include:

•	more than 2,800 miles of petroleum product transportation, gathering and distribution pipelines in Colorado, Oklahoma, Texas, Kansas, Arkansas, Arizona and Alberta, Canada;

•

18.6 million barrels of owned, contracted and leased petroleum product storage capacity, including 8.7 million barrels of crude oil and refined products storage located in our Milford Haven, Wales terminal and 4.7 million barrels of crude oil storage located in Cushing, Oklahoma, one of the largest crude oil markets in the U.S. and the designated delivery point for NYMEX crude oil contracts. An additional 350,000 barrels of Cushing storage is currently under construction with contracted construction for an additional 1.95 million barrels to be completed by mid 2012;

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

Recent Developments

Continuing our efforts to reduce our cost of capital, we are attempting to refinance our revolving credit facility and term loan in the United States and Canada. The Company initiated the process on May 10, 2011, by hosting a bank syndication meeting with potential lenders. If successful, the refinancing will significantly lower our annual interest expense and provide additional financial flexibility. There can be no assurance when these efforts will be successful, if at all.

Results of Operations

Consolidated Results of Operations

	Three Months Ended March 31,
(U.S. $ in thousands)	2011	2010
Revenue	$406,954	$476,006
Expenses
Costs of products sold	323,999	371,416
Operating	36,201	32,807
General and administrative	21,582	27,264
Depreciation and amortization	13,002	19,966
Loss (gain) on disposal or impairment	(64)	20

Total expenses	394,720	451,473
Equity earnings in White Cliffs	2,064	—

Operating income (loss)	14,298	24,533

Other expense (income)
Interest expense	13,605	19,394
Other expense (income), net	994	(4,379)

Total other expenses	14,599	15,015

Income (loss) from continuing operations before income taxes	(301)	9,518
Income tax expense (benefit)	(324)	843

Income (loss) from continuing operations	23	8,675
Income (loss) from discontinued operations	9	482

Net income (loss)	$32	$9,157

Revenues and Expenses

Revenue and expenses leading to Operating income (loss) are analyzed by operating segment below.

Interest Expense

Interest expense decreased in the first quarter of 2011 to $14 million from $19 million in the first quarter of 2010. This is due primarily to the retirement of the SemCrude Pipeline credit facility at the end of September 2010 and to lower outstanding balances on our revolving facility.

Income Tax Expense (Benefit)

The effective tax rate for the three months ended March 31, 2011 was 108%. The effective rate for the three months ended March 31, 2010 was 9%. Significant items that impacted the effective tax rate for each period, as compared to the U.S. Federal statutory rate of 35%, include earnings in foreign jurisdictions taxed at lower rates and the full valuation allowance which was recorded against our deferred tax assets. Further, the foreign earnings are taxed in foreign jurisdictions as well as in the U.S., since they are disregarded entities for U.S. federal income tax purposes. Deferred tax liabilities, with the exception of those related to certain long-lived assets, have been considered as a source of future taxable income in establishing the amount of the valuation allowance. These combined factors, and the magnitude of permanent items impacting the tax rate relative to income from continuing operations before income taxes, result in rates that are not comparable between the periods.

Results of Operations by Reporting Segment

SemCrude

	Three Months Ended March 31,
(U.S. $ in thousands)	2011	2010
Revenue	$83,791	$64,892
Expenses
Costs of products sold	66,000	38,510
Operating	4,662	6,444
General and administrative	2,357	5,901
Depreciation and amortization	2,683	8,037
Loss (gain) on disposal or impairment	2	43

Total expenses	75,704	58,935
Equity earnings in White Cliffs	2,064	—

Operating income (loss)	$10,151	$5,957

Three months ended March 31, 2011 versus three months ended March 31, 2010

Revenue

Revenue increased in the three months ended March 31, 2011 to $84 million from $65 million in the first three months ended March 31, 2010.

	Three Months Ended March 31,
	2011	2010
	($ in millions)
Product revenue	$211	$87
ASC 845-10-15	(138)	(46)

Net product revenue	73	41
Service revenue	9	24
Net unrealized gain (loss) on derivatives	2	—

Total revenue	$84	$65

Product revenue increased in the three months ended March 31, 2011 to $211 million from $87 million in three months ended March 31, 2010. The increase was primarily a result of an increase in sales volumes to 2.3 million barrels for the three months ended March 31, 2011 from 1.1 million barrels for the same period in 2010, and an increase in the average sales price of crude oil to $91 per barrel for the three months ended March 31, 2011 from $76 per barrel for the same period in 2010.

ASC 845-10-15, “Nonmonetary Transactions,” requires certain transactions – those where inventory is purchased from a customer then resold to the same customer – to be presented in the income statement on a net basis. This results in a reduction of revenue and costs of products sold by the same amount, but has no effect on operating income (loss). However, changes in the level of such purchase and sale activity between periods can have an effect on the comparison between those periods. Revenue was reduced by $138 million and $46 during the three months ended March 31, 2011 and 2010, respectively, in accordance with ASC 845-10-15.

Service revenue decreased in the three months ended March 31, 2011 to $9 million from $24 million from the three months ended March 31, 2010. Of this decrease, $12 million relates to the fact that White Cliffs Pipeline was consolidated until the end of September 2010, but has been accounted for under the equity method since then. (See Note 3 to our condensed consolidated financial statements in this Form 10-Q for additional information related to White Cliffs Pipeline.)

Costs of products sold

Costs of products sold increased in the first quarter of 2011 to $66 million from $39 million in the first quarter of 2010. Costs of products sold were reduced by $138 million and $46 million in the three months ended March 31, 2011 and 2010, respectively, in accordance with ASC 845-10-15. Costs of products sold increased in the three months ended March 31, 2011 as a result of an increase in the average cost of crude oil per barrel to $87 from $74 per barrel for the same period in 2010.

Operating expense

Operating expense decreased in the first quarter 2011 to $5 million from $6 million in the first quarter of 2010. The decrease is due primarily to a bad debt expense of $1.1 million in the three months ended March 31, 2010, related to a customer that declared bankruptcy.

General and administrative expense

General and administrative expense decreased in the first quarter of 2011 to $2 million from $6 million in the first quarter of 2010. Approximately $1.8 million of this decrease is related to a reduction in corporate overhead allocated to this reporting segment. Following the completion of a transfer pricing study in late 2010, the Company revised its corporate overhead allocation methodology such that certain corporate costs are not allocated. The remainder of the reduction is due primarily to the fact that White Cliffs Pipeline was not consolidated during 2011.

Depreciation and amortization

Depreciation and amortization expense decreased in the first quarter of 2011 to $3 million from $8 million in the first quarter of 2010. This decrease is due to the fact that White Cliffs Pipeline was not consolidated during 2011.

SemStream

	Three Months Ended March 31,
(U.S. $ in thousands)	2011	2010
Revenue	$235,940	$257,951
Expenses
Costs of products sold	225,612	234,514
Operating	2,784	2,432
General and administrative	2,727	3,911
Depreciation and amortization	1,688	1,595
Loss (gain) on disposal or impairment	(3)	(23)

Total expenses	232,808	242,429

Operating income (loss)	$3,132	$15,522

Three months ended March 31, 2011 versus three months ended March 31, 2010

Revenue

Revenue decreased in the first quarter of 2011 to $236 million from $258 million in the first quarter of 2010.

	Three Months Ended March 31,
	2011	2010
	($ in millions)
Product revenue	$279	$261
Realized gain (loss) on derivatives	(5)	(15)
ASC 845-10-15	(41)	(12)

Net product revenue	233	234
Service revenue	—	1
Net unrealized gain (loss) on derivatives	3	23

Total revenue	$236	$258

Product revenue increased in the first quarter of 2011 to $279 million from $261 million in the first quarter of 2010. Approximately 61 percent of the increase is due to higher sales prices and approximately 39 percent of the increase is due to higher volume.

ASC 845-10-15, “Nonmonetary Transactions,” requires certain transactions – those where inventory is purchased from a customer then resold to the same customer – to be presented in the income statement on a net basis. This results in a reduction of revenue and costs of products sold by the same amount, but has no effect on operating income (loss). However, changes in the level of such purchase and sale activity between periods can have an effect on the comparison between those periods. Revenue was reduced by $41 million and $12 during the three months ended March 31, 2011 and 2010, respectively, in accordance with ASC 845-10-15.

Costs of products sold

Costs of products sold decreased in the first quarter of 2011 to $226 million from $235 million in the first quarter of 2010. Costs of products sold were reduced by $41 million and $12 million in the quarter ended March 31, 2011 and 2010, respectively, in accordance with ASC 845-10-15. Except for this reduction, costs of products sold increased in the first quarter of 2011 primarily as a result of higher product prices and higher volume. In addition, as a result of fresh-start reporting, inventory was revalued from historical weighted average cost to current market value on November 30, 2009. This revaluation increased the costs of products sold in the first quarter of 2010 by approximately $27 million over what would have otherwise been the case.

General and administrative expense

General and administrative expense decreased in the first quarter of 2011 to $3 million from $4 million in the first quarter of 2010. This decrease is primarily a result of a reduction in corporate overhead allocated to this reporting segment. Following the completion of a transfer pricing study in late 2010, the Company revised its corporate overhead allocation methodology such that certain corporate costs are not allocated.

SemLogistics

	Three Months Ended March 31,
(U.S. $ in thousands)	2011	2010
Revenue	$7,981	$9,785
Expenses
Costs of products sold	—	—
Operating	1,825	2,059
General and administrative	1,832	1,474
Depreciation and amortization	2,280	1,964
Loss (gain) on disposal or impairment	—	—

Total expenses	5,937	5,497

Operating income (loss)	$2,044	$4,288

Three months ended March 31, 2011 versus three months ended March 31, 2010

Revenue

Revenue decreased in the first quarter of 2011 to $8 million from $10 million in the first quarter of 2010. The decline in revenue reflects a decline in the volume of storage leased. Current high crude oil prices and a backwardated clean products market, (i.e., when prices for future deliveries are lower than current prices) have a negative effect on storage economics. As a result, the demand for storage is currently depressed and is negatively affecting contract renewals. We expect this to be a short-term situation; however, it appears to result from a number of political and economic factors over which we have no control.

General

In every category of expense, the amounts for the first quarter of 2011 are roughly equivalent to those of the first quarter of 2010. We have classified approximately $1.4 million of expense previously reported for the three months ended March 31, 2010 from general and administrative to operating expense, to conform to the current presentation.

SemCAMS

	Three Months Ended March 31,
(U.S. $ in thousands)	2011	2010
Revenue	$34,757	$30,506
Expenses
Costs of products sold	10	3
Operating	22,904	19,063
General and administrative	6,911	6,530
Depreciation and amortization	2,556	2,695
Loss (gain) on disposal or impairment	—	—

Total expenses	32,381	28,291

Operating income (loss)	$2,376	$2,215

Three months ended March 31, 2011 versus three months ended March 31, 2010

Revenue

Revenue increased in the first quarter of 2011 to $35 million from $31 million in the first quarter of 2010. Operating costs are fully recoverable from producers using the Company’s processing facilities based on their proportionate share of volume and are realized as revenue. Such operating costs were higher in 2011 than in 2010. Foreign currency exchange rate differences between the periods amplified the effect of those higher operating costs. These increases were offset in part by a reduction in processing revenue resulting from an outage at one of the Company’s processing facilities which began on March 10, 2011 and ended on April 7, 2011. This outage was caused by a mechanical failure.

Operating expense

Operating expenses increased in the first quarter of 2011 to $23 million from $19 million in the first quarter of 2010. This increase is the result of higher costs of electricity, repair and maintenance, severance and costs related to the unit outage noted above. Changes in foreign currency exchange rates amplified these cost increases. Offsetting these increases, in part, was a recovery of a previously written off receivable and a reduction to an accrual.

General

In every category of expense, the amounts for the first quarter of 2011 are closely equivalent to those of the first quarter of 2010. We have reclassified approximately $0.5 million of expense previously reported for the three months ended March 31, 2010 from operating to general and administrative expense, to conform to the current presentation.

SemMexico

	Three Months Ended March 31,
(U.S. $ in thousands)	2011	2010
Revenue	$44,730	$27,040
Expenses
Costs of products sold	39,638	22,802
Operating	2,133	932
General and administrative	2,795	3,024
Depreciation and amortization	1,632	1,556
Loss (gain) on disposal or impairment	(63)	—

Total expenses	46,135	28,314

Operating income (loss)	$(1,405)	$(1,274)

Three months ended March 31, 2011 versus three months ended March 31, 2010

Revenue

Revenue increased in the first quarter of 2011 to $45 million from $27 million in the first quarter of 2010. The primary reason for the increase is related to volume, which increased by approximately 54 percent. Average prices increased by approximately 9 percent.

Costs of products sold

Costs of products sold increased in the first quarter of 2011 to $40 million from $23 million in the first quarter of 2010. The primary reason for the increase is related to volume, which increased by approximately 54 percent. Costs of products sold increased by approximately 13 percent per ton sold.

Operating expense

Operating expense increased in the first quarter of 2011 to $2 million from $1 million in the first quarter of 2010. The primary reason for this change is an increase in bad debt expense. In addition, higher utility costs resulted from increased production activity.

SemGas

	Three Months Ended March 31,
(U.S. $ in thousands)	2011	2010
Revenue	$20,971	$21,266
Expenses
Costs of products sold	14,191	14,895
Operating	1,840	1,194
General and administrative	1,827	2,993
Depreciation and amortization	1,429	1,301
Loss (gain) on disposal or impairment	—	—

Total expenses	19,287	20,383

Operating income (loss)	$1,684	$883

Three months ended March 31, 2011 versus three months ended March 31, 2010

Revenue

Revenue remained consistent in the first quarter of 2011 and 2010 at $21 million as the average product price declined by 8 percent and volume increased by 7 percent during the period in 2011 compared to 2010.

Costs of products sold

Costs of products sold decreased in the first quarter of 2011 to $14 million from $15 million in the first quarter of 2010. The decrease is the result of lower prices of natural gas processed during the period in 2011 compared to 2010, partially offset by higher volume in 2011.

Operating expense

Operating expense increased in the first quarter of 2011 to $2 million from $1 million in the first quarter of 2010. This increase reflects higher property taxes and various field expenses such as fuel, electricity and repairs and maintenance supplies.

General and administrative expense

General and administrative expense decreased in the first quarter of 2011 to $2 million from $3 million in the first quarter of 2010. This decrease is primarily a result of a reduction in corporate overhead allocated to this reporting segment. Following the completion of a transfer pricing study in late 2010, the Company revised its corporate overhead allocation methodology such that certain corporate costs are not allocated.

Other and Eliminations

	Three Months Ended March 31,
(U.S. $ in thousands)	2011	2010
Revenue	$(21,216)	$64,566
Expenses
Costs of products sold	(21,452)	60,692
Operating	53	683
General and administrative	3,133	3,431
Depreciation and amortization	734	2,818
Loss (gain) on disposal or impairment	—	—

Total expenses	(17,532)	67,624

Operating loss	$(3,684)	$(3,058)

Other and Eliminations is not an operating segment. This table is included to permit the reconciliation of segment information to that of the consolidated Company. We sold the property, plant and equipment of SemCanada Crude during the fourth quarter of 2010 and began winding down its operations. SemCanada Crude ceased to be an operating segment during the fourth quarter of 2010 and its results of operations for the three months ended March 31, 2010 are included in the table above.

Liquidity and Capital Resources

Sources and Uses of Cash

Revolving Credit Facility

On November 30, 2009, we entered into a $500 million revolving credit facility (as amended, the “Credit Facility”). The Credit Facility is comprised of a $182.6 million funded letter of credit tranche (the “Prefunded Tranche”), with an Original Issuance Discount (the “OID”) of $9.6 million and a $307.8 million revolving credit tranche (the “Revolving Tranche”) that can be utilized for both letters of credit and cash loans. Cash loans can be used for product purchases, margin requirements and general corporate purposes; however, cash loans are limited to $150 million. The Credit Facility availability is based on eligible receivables and inventory, calculated through a borrowing base every ten days. As of March 31, 2011, our consolidated borrowing base was $267.5 million. Following the reduction for outstanding cash loans, letters of credit, the OID, concentration deduction and contractual availability deduction of $0.0 million, $81.6 million, $3.9 million, $0.0 million and $25.0 million, respectively, our borrowing base availability was $157.0 million on March 31, 2011.

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

As of March 31, 2011, the interest rate applicable to the Prefunded Tranche and the Revolving Tranche cash loans was 8.34% and 8.75%, respectively.

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

The Credit Facility also requires that we maintain certain financial ratios as follows:

Fiscal Month Ending	Minimum Working Capital Consolidated Net (in millions)	Minimum Cash Interest Ratio Coverage	Minimum Tangible Capital Base (in millions)	Maximum Consolidated Leverage Ratio	Maximum Net Funded Debt to EBITDA	Minimum Cumulative EBITDA (in millions)
December 31, 2009 and thereafter	$150		$625	2.00:1.00
December 31, 2009						$2
January 31, 2010						$9
February 28, 2010						$16.50
March 31, 2010		1.15				$20.50
April 30, 2010		1.15				$27.50
May 31, 2010		1.15				$34.50
June 30, 2010		1.15				$40.50
July 31, 2010		1.30			4.70
August 31, 2010		1.30			4.70
September 30, 2010		1.30			4.70
October 31, 2010		1.30			4.70
November 30, 2010		1.30			4.20
December 31, 2010		1.30			4.20
2011		1.50 – 1.70			3.50 – 3.05
2012		1.85 – 1.90			3.05

The computation of these ratios is governed by the specific terms of the Credit Facility and may not be comparable to other similarly titled measures computed for other purposes or by other companies. Minimum consolidated net working capital is the Loan Parties’ current assets minus current liabilities and any outstanding cash loans under the Credit Facility. Minimum cash interest ratio coverage is the ratio of the Loan Parties’ adjusted EBITDA to consolidated cash interest expense over the last twelve months. The minimum tangible capital base is the consolidated SemGroup entities’ equity, less goodwill and intangible asset balances. The maximum leverage ratio is the ratio of the Loan Parties’ total debt to adjusted EBITDA over the last twelve months. Maximum net funded debt to EBITDA is the ratio of the Loan Parties’ total debt, less excess cash to adjusted EBITDA. Minimum cumulative EBITDA is the cumulative adjusted EBITDA of the Loan Parties. In general, under the terms of our Credit Facility, adjusted EBITDA is calculated by the Loan Parties’ consolidated net income (loss), plus interest expense, income taxes, depreciation and amortization, other non-cash expenses, any net gain or loss from a capital asset disposition and any unusual or non-recurring losses or charges. In addition, EBITDA is adjusted to record inventory at market price, normal purchase and sales contracts market value and the market value of transportation and storage agreements. As of March 31, 2011, we were in compliance with our covenants under the Credit Facility.

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

The terms of the Credit Facility do not prohibit the payment of a dividend; however, the restrictions are such that it is unlikely that a dividend could be paid. The terms include a set of criteria that must be met before a dividend can be declared and paid. One of the required conditions is that no borrowings may be outstanding at the time a dividend is declared or paid. It is impossible for the Company to forecast its future cash needs with sufficient precision to meet that constraint. Furthermore, other restrictions related to the Credit Facility’s borrowing base and the Company’s cash flow present additional obstacles to the payment of dividends. As a result, the Company, currently, does not contemplate paying a dividend.

Second Lien Term Loan Facility

Pursuant to our plan of reorganization, we entered into a $300 million second lien term loan facility (the “Term Loan Facility”). The Term Loan Facility is a recovery mechanism for the pre-petition secured lenders. We did not receive any funds from the Term Loan Facility nor will any funds be received in the future. The Term Loan Facility is secured with a second lien on all the assets secured by the Credit Facility. The principal amount outstanding under the Term Loan Facility at both March 31, 2011 and December 31, 2010 was $308.7 million. On September 29, 2010, approximately $10.5 million of the proceeds from the closing of the sale of ownership interests in the White Cliffs Pipeline pursuant to the exercise of certain purchase options by two shippers that had entered into throughput agreements with us was used to pay down principal outstanding under the Term Loan Facility.

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

We elected to PIK the interest on the Term Loan Facility that was due on June 30, 2010 for interest incurred during the seven-month period then ended. All conditions were met that would have allowed us to pay cash interest; however, we elected to PIK to maximize flexibility and allow us to pursue opportunities that we expect to provide an attractive return on investment. We elected to pay cash interest on the Term Loan facility that was due on September 30, 2010, December 31, 2010 and March 31, 2011, for interest expense of $7 million incurred during each of the three-month periods then ended.

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

SemLogistics Credit Facility

SemLogistics entered into a credit agreement in December 2010, which includes a £15 million term loan and a £15 million revolving credit facility ($24.0 million each, at March 31, 2011 exchange rates). The facility is secured by the assets of SemLogistics Milford Haven Limited. The proceeds from this new facility were used to retire SemLogistics’ previous facility.

The term loan is to be repaid with quarterly payments of £250,000 during 2013, quarterly payments of £750,000 during 2014 and 2015, and a final payment of £8,750,000 on December 31, 2015. SemLogistics has the right to make early principal payments without incurring any penalties for early repayment.

The revolving credit facility can be utilized either for cash borrowings or letters of credit. Borrowings under the revolving facility may be repaid at any time up to the expiration of the facility on December 31, 2015. At March 31, 2011, no cash borrowings were outstanding under the revolving facility and no letters of credit were utilized.

Interest is charged on both the term loan and the revolving loans (including letters of credit) at a floating rate, which is calculated as the London Interbank Offered Rate (“LIBOR”) plus a margin that ranges from 1.75% to 2.5%, depending on whether SemLogistics meets certain financial ratios specified in the agreement. The interest rate in effect at March 31, 2011 was 2.57%, which was calculated as 1.75% plus the LIBOR rate of 0.82%. The interest rate in effect at December 31, 2010 was 2.5%, which was calculated as 1.75% plus the LIBOR rate of 0.75%. Interest on the term loan and revolving facility are payable when the elected LIBOR term expires. In addition, a commitment fee of 0.50% is charged on any unused commitments under the facility and is payable quarterly. SemLogistics also paid fees of $1.3 million upon inception of the facility, which were recorded to other noncurrent assets and are being amortized over the life of the facility.

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

The facility contains covenants, which, among other things, restrict the ability of SemLogistics to incur additional indebtedness, create liens on assets, make investments, restricted payments, loans or advances, dispose of assets, or change the nature of its business. The facility contains covenants that require SemLogistics to maintain certain financial ratios specified in the agreement. At March 31, 2011, SemLogistics was in compliance with the covenants.

SemLogistics used the proceeds from the term loan to retire its previous credit agreement, which it had entered into on November 30, 2009. The previous facility bore interest at a floating rate which was calculated as LIBOR plus 5.5% (or 6.0%, if a specified financial target was not met). In addition, SemLogistics paid $2.1 million of fees to the lender at the inception of the agreement.

SemLogistics recorded interest expense of $0.3 million for the three months ended March 31, 2011 and $0.7 million for the three months ended March 31, 2010, including amortization of debt issuance costs. SemLogistics recorded the fair value of the interest swaps as a noncurrent liability of $0.1 million at March 31, 2011, with a corresponding adjustment to other comprehensive income (net of income taxes).

SemMexico Revolving Credit Facilities

During 2010, SemMexico entered into a credit agreement. This facility allows SemMexico to borrow up to 80 million Mexican pesos (approximately $6.7 million U.S. dollars at the March 31, 2011 exchange rate) at any time through June 2011. If we borrow on this facility, the borrowings will be required to be repaid over a three-year period. Any borrowings will be unsecured and will bear interest at the bank prime rate in Mexico plus 1.5%. At March 31, 2011, the interest rate in effect was 6.34%, calculated as 1.5% plus the bank prime rate of 4.84%. No balances were outstanding under this facility at March 31, 2011.

During 2011, SemMexico entered into a revolving credit agreement. This facility allows SemMexico to borrow up to 56 million Mexican pesos (approximately $4.7 million U.S. dollars at the March 31, 2011 exchange rate) at any time during the term of the facility, which matures in February 2012. Borrowings are unsecured and bear interest at the bank prime rate in Mexico plus 1.7%. The facility also includes letter of credit capacity of 184 million Mexican pesos (approximately $15.4 million U.S. dollars at the March 31, 2011 exchange rate). Cash borrowings of 56 million Mexican pesos (approximately $4.7 million U.S. dollars at the March 31, 2011 exchange rate) and letters of credit of 158 million pesos (approximately $13.2 million U.S. dollars at the March 31, 2011 exchange rate) were outstanding under this facility at March 31, 2011. The interest rate in effect on the cash borrowings is 6.57%, calculated as 1.7% plus the bank prime rate of 4.87% at the time the funds were borrowed.

Liquidity – Sources and Uses

Our primary sources of liquidity are cash flows generated from our operating activities and borrowing capacity under our Credit Facility. Our primary liquidity requirements are working capital, debt service, contractual obligations and capital expenditures. The consolidated cash balance on March 31, 2011 (including restricted cash) was approximately $211.9 million. Of this amount, approximately $71.2 million was held in Canada and may be subject to tax if transferred to the United States. We expect to have adequate liquidity to fund our liquidity requirements over the foreseeable future from cash flows generated from operating activities and available borrowing capacity under our Credit Facility.

The following table summarizes our changes in cash for the periods presented:

	Three Months Ended March 31,
(U.S. $ in thousands)	2011	2010
Statement of cash flow data:
Cash flows provided by (used for):
Operating activities	$79,261	$143,312
Investing activities	(7,393)	(3,069)
Financing activities	(5,474)	(56,030)

Subtotal	66,394	84,213
Effect of exchange rate on cash and cash equivalents	(775)	(2,178)

Change in cash and cash equivalents	$65,619	$82,035

Operating Activities

For the three months ended March 31, 2011, we had positive cash flows of $79.3 million from operating activities. Net income of $0.0 million included non-cash expenses of $18.7 million. The primary non-cash expense was $13.0 million of depreciation and amortization. Changes in assets and liabilities increased operating cash flows by $60.6 million. The changes in assets and liabilities include a decrease in inventory of $55.5 million. The remaining elements in the changes in assets and liabilities net to a positive cash flow of $5.1 million. The decrease in inventory of $55.5 million is related to the sale of NGLs during the winter months.

For the three months ended March 31, 2010, we had positive cash flow of $143.3 million from operating activities. Net income of $9.2 million included non-cash expenses of $4.2 million. Changes in assets and liabilities increased operating cash flows by $129.9 million. The most significant elements in the changes in assets and liabilities include a decrease in restricted cash of $86.9 million and a decrease in inventory of $94.5 million, partially offset by a decrease in payables to pre-petition creditors of $152.2 million. The remaining elements in the changes in assets and liabilities net to a positive $100.7 million. The decrease in restricted cash of $86.9 million primarily reflects payments to pre-petition creditors. This is offset by the $152.2 million decrease in payables to pre-petition creditors as a result of payments to those creditors. The $94.5 million decrease in inventory is related primarily to the sale of NGLs during the winter months.

Investing Activities

For the three months ended March 31, 2011, we had net outflows of $7.4 million from investing activities, primarily as a result of $9.8 million in capital expenditures.

For the three months ended March 31, 2010, we had net outflows of $3.1 million, primarily as a result of $10.2 million in capital expenditures, partially offset by $7.0 million of proceeds from the surrender of life insurance policies.

Financing Activities

For the three months ended March 31, 2011, we had net outflows from financing activities of $5.5 million, primarily as a result of $20.1 million of principal payments on debt, offset in part by $14.7 million in borrowings.

For the three months ended March 31, 2010, we had net outflows from financing activities of $56.0 million, primarily as a result of $67.1 million of principal payments on debt, offset in part by $11.2 million in borrowings.

Off-Balance Sheet Arrangements

We do not use any off-balance sheet arrangements to enhance our liquidity and capital resources, or for any other purpose.

Capital Expenditures

We estimate that capital expenditures for 2011 will be approximately $80 million, including an estimated $52 million for growth projects and an estimated $28 million for maintenance projects. During the three months ended March 31, 2011, we spent $10 million (cash basis) on capital projects.

Commitments

There have been no material changes to our contractual obligations outside the ordinary course of our business from those previously disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010, although the value of product purchase commitments is greater at March 31, 2011 than it was at December 31, 2010.

We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We establish a margin for these purchases by entering into various types of physical and financial sale and exchange transactions through which we seek to maintain a position that is substantially balanced between purchases on the one hand and sales and future delivery obligations on the other. We account for these commitments as normal purchases and sales, and therefore we do not record assets or liabilities related to these agreements until the product is purchased or sold. At March 31, 2011, such commitments included the following (in thousands):

	Volume (barrels)	Value
Fixed price sales	270	$25,721
Floating price purchases	22,143	2,318,707
Floating price sales	21,467	2,300,753

Certain of the commitments shown in the table above relate to agreements to purchase product from a counterparty and to sell a similar amount of product (in a different location) to the same counterparty. Many of the commitments shown in the table above are cancellable by either party, as long as notice is given within the time frame specified in the agreement (generally 30 to 120 days).

Critical Accounting Policies and Estimates

For disclosure regarding our critical accounting policies and estimates, see the discussion under the caption “Critical Accounting Policies and Estimates” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.

Recent Accounting Pronouncements

No new accounting pronouncements have become effective during the three months ended March 31, 2011 that would have a material effect on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

This discussion on market risks represents an estimate of possible changes in future earnings that would occur assuming hypothetical future movements in commodity prices, interest rates and currency exchange rates. Our views on market risk are not necessarily indicative of actual results that may occur, and do not represent the maximum possible gains and losses that may occur since actual gains and losses will differ from those estimated based on actual fluctuations in commodity prices, interest rates, currency exchange rates and the timing of transactions.

We are exposed to various market risks, including changes in (i) petroleum prices, particularly natural gas liquids, crude oil and natural gas, (ii) interest rates and (iii) currency exchange rates. We may utilize from time-to-time various derivative instruments to manage such exposure. Our risk management policies and procedures are designed to monitor physical and financial commodity positions and the resulting outright commodity price risk as well as basis risk resulting from differences in commodity grades, purchase and sales locations and purchase and sale timing. We have a risk management function that has responsibility and authority for our Comprehensive Risk Management Policy, which governs our enterprise-wide risks, including the market risks discussed in this item. Subject to our Comprehensive Risk Management Policy, our finance and treasury function has responsibility and authority for managing exposure to interest rates and currency exchange rates. To manage the risks discussed above, we engage in price risk management activities.

Commodity Price Risk

Commodity prices have historically been volatile and cyclical. For example, NYMEX West Texas Intermediate benchmark prices have ranged from an all-time high of over $145 per barrel (June/July 2008) to a low of approximately $12 per barrel (March 1986) over the last 25 years.

The table below outlines the range of NYMEX prompt month daily settle prices for crude oil and natural gas futures, and the range of daily propane spot prices provided by an independent, third-party broker for the three months ended March 31, 2011 and 2010 and the year ended December 31, 2010.

								High/Low Differential
		Quarter Ended March 31, 2011		Quarter Ended March 31, 2010		Year Ended December 31, 2010		Quarter Ended March 31,		Year Ended December 31,
Commodity	Unit	High	Low	High	Low	High	Low	2011	2010	2010
Light Sweet Crude Oil Futures	Barrel	$106.72	$84.32	$83.45	$71.15	$91.51	$68.01	$22.40	$12.30	$23.50
Mont Belvieu (Non-LDH) Spot Propane	Gallon	$1.63	$1.30	$1.44	$1.08	$1.43	$0.96	$0.33	$0.36	$0.47
Henry Hub Natural Gas Futures	MMBtu	$4.74	$3.78	$7.51	$3.78	$6.01	$3.29	$0.96	$3.73	$2.72

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

Based on our open derivative contracts at March 31, 2011, a 5% increase in the applicable market price or prices for each derivative contract would result in a $2.3 million decrease in our product sales revenues. A 5% decrease in the applicable market price or prices for each derivative contract would result in a $2.3 million increase in our product sales revenues. However, the increases or decreases in product sales revenues we recognize from our open derivative contracts are substantially offset by higher or lower product sales revenues when the physical sale of the product occurs. These contracts may be for the purchase or sale of products or in markets different from the physical markets in which we are attempting to hedge our exposure, or may have timing differences relative to the physical markets. As a result of these factors, our hedges may not eliminate all price risks.

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

Interest Rate Risk

We utilize both fixed and variable rate debt and are exposed to market risk due to the floating interest rates on our credit facilities. Therefore, from time-to-time we may utilize interest rate derivatives to manage interest obligations on specific debt issuances. Our variable rate debt bears interest at LIBOR or prime, subject to certain floors, plus the applicable margin. At March 31, 2011, an increase in these base rates of 1%, above the base rate floors, would increase our interest expense by $0.3 million per year.

The average interest rates presented below are based upon rates in effect at March 31, 2011 and December 31, 2010. The carrying value of the variable rate instruments in our credit facilities approximate fair value primarily because our rates fluctuate with prevailing market rates.

The following table summarizes our debt obligations:

Liabilities	March 31, 2011	December 31, 2010
Short-term debt - variable rate	$4.7 million	$0.0 million
Average interest rate	6.57%	—%
Long-term debt - variable rate	$28.0 million *	$37.2 million
Average interest rate	3.40%	4.65%
Long-term debt - fixed rate	$308.7 million	$308.7 million
Fixed interest rate	9.00%	9.00%

*	A portion of this debt has effectively been converted to a fixed rate of 2.49% through certain interest rate swaps (described above under the heading “SemLogistics Credit Facility”)

Currency Exchange Risk

The cash flows relating to our U.K., Canada and Mexico operations are based on the U.S. dollar equivalent of such amounts measured in British pounds, Canadian dollars and Mexican pesos. Assets and liabilities of our U.K., Canadian and Mexican subsidiaries are translated to U.S. dollars using the applicable exchange rate as of the end of a reporting period. Revenue, expenses and cash flows are generally translated using the average exchange rate during the reporting period.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), are effective as of March 31, 2011. This conclusion is based on an evaluation conducted under the supervision and participation of our Chief Executive Officer and Chief Financial Officer along with our management. Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal proceedings, see the discussion under the captions “Bankruptcy Matters” and “Other Matters” in Note 8 of our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated by reference into this Item 1.

Item 1A.	Risk Factors

There have been no material changes to the risk factors involving us from those previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to our Plan of Reorganization, we issued warrants to purchase shares of our Class A Common Stock, or at the election of the warrantholder, shares of our Class B Common Stock, to certain of our pre-petition creditors. In March 2011, a holder of warrants to purchase six shares of our Class A Common Stock exercised such warrants in full for aggregate consideration of $150 in cash. Such issuance of shares of our Class A Common Stock was exempt from the registration requirements of the Securities Act pursuant to Section 1145 of the U.S. Bankruptcy Code.

Item 3.	Defaults upon Senior Securities

None

Item 4.	(Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

10	SemGroup Corporation Short-Term Incentive Program (filed as Exhibit 10.2 to our current report on Form 8-K dated January 24, 2011, filed January 24, 2011, and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Norman J. Szydlowski, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer

32.1	Section 1350 Certification of Norman J. Szydlowski, Chief Executive Officer

32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2011	SEMGROUP CORPORATION

	By:	/s/ ROBERT N. FITZGERALD
Robert N. Fitzgerald
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

10	SemGroup Corporation Short-Term Incentive Program (filed as Exhibit 10.2 to our current report on Form 8-K dated January 24, 2011, filed January 24, 2011, and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Norman J. Szydlowski, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer

32.1	Section 1350 Certification of Norman J. Szydlowski, Chief Executive Officer

32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer