Form 10-Q
period 2011-06-30
SemGroup Corp
filed 2011-08-15
CIK 1489136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):     Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class			Outstanding at June 30, 2011
Class A	Common stock, $	0.01 par	41,541,285	Shares
Class B	Common stock, $	0.01 par	167,890	Shares

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

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

SEMGROUP CORPORATION

Condensed Consolidated Balance Sheets

(Dollars in thousands)

	(unaudited) June 30, 2011
		December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$88,737	$90,159
Restricted cash	46,546	65,455
Accounts receivable (net of allowance of $6,318 at June 30, 2011 and $11,178 at December 31, 2010)	236,118	238,026
Inventories	89,393	129,846
Current assets of discontinued operations	171	787
Other current assets	31,913	38,818

Total current assets	492,878	563,091

Property, plant and equipment (net of accumulated depreciation of $69,215 at June 30, 2011 and $45,491 at December 31, 2010)	801,022	781,815
Investment in White Cliffs (Note 3)	147,734	152,020
Goodwill	110,016	107,823
Other intangible assets (net of accumulated amortization of $9,629 at June 30, 2011 and $6,677 at December 31, 2010)	30,022	32,264
Other assets, net	18,780	30,175

Total assets	$1,600,452	$1,667,188

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$157,514	$153,785
Accrued liabilities	50,810	63,355
Payables to pre-petition creditors	43,989	74,817
Other current liabilities	30,297	27,619
Current liabilities of discontinued operations	1,163	1,208
Current portion of long-term debt	9,150	12

Total current liabilities	292,923	320,796

Long-term debt	307,456	348,431
Deferred income taxes	92,262	85,139
Other noncurrent liabilities	55,811	57,754
Commitments and contingencies (Note 8)
Owners’ equity:
Common stock (Note 9)	416	415
Additional paid-in capital	1,026,287	1,023,727
Accumulated deficit	(182,456)	(170,189)
Accumulated other comprehensive income	7,753	1,115

Total owners’ equity	852,000	855,068

Total liabilities and owners’ equity	$1,600,452	$1,667,188

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(Dollars in thousands, except per share amounts)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Revenues:
Product	$281,393	$243,953	$634,757	$652,227
Service	37,210	48,525	68,610	99,622
Other	25,616	23,421	47,806	40,056

Total revenues	344,219	315,899	751,173	791,905
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	264,371	238,148	588,370	609,564
Operating	39,427	40,460	75,628	73,267
General and administrative	18,798	20,369	40,380	47,633
Depreciation and amortization	13,258	19,552	26,260	39,518
Loss (gain) on disposal or impairment of long-lived assets, net	(72)	91,369	(136)	91,389

Total expenses	335,782	409,898	730,502	861,371

Equity in earnings of White Cliffs	4,086	—	6,150	—

Operating income (loss)	12,523	(93,999)	26,821	(69,466)
Other expenses (income):
Interest expense	29,765	26,003	43,370	45,397
Foreign currency transaction loss (gain)	(79)	3,164	(556)	1,595
Other expense (income), net	(7,062)	2,063	(5,591)	(747)

Total other expenses	22,624	31,230	37,223	46,245

Loss from continuing operations before income taxes	(10,101)	(125,229)	(10,402)	(115,711)
Income tax expense (benefit)	2,218	(3,357)	1,894	(2,514)

Loss from continuing operations	(12,319)	(121,872)	(12,296)	(113,197)
Income from discontinued operations, net of income taxes	20	894	29	1,376

Net loss	(12,299)	(120,978)	(12,267)	(111,821)
Less: net income attributable to noncontrolling interests	—	56	—	117

Net loss attributable to SemGroup Corporation	$(12,299)	$(121,034)	$(12,267)	$(111,938)

Net loss	$(12,299)	$(120,978)	$(12,267)	$(111,821)
Other comprehensive income (loss), net of income taxes	(335)	(7,197)	6,638	(7,457)

Comprehensive loss	(12,634)	(128,175)	(5,629)	(119,278)
Less: comprehensive income attributable to noncontrolling interests	—	56	—	117

Comprehensive loss attributable to SemGroup Corporation	$(12,634)	$(128,231)	$(5,629)	$(119,395)

Net loss attributable to SemGroup Corporation per common share (Note 10):
Basic and Diluted	$(0.30)	$(2.92)	$(0.29)	$(2.70)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2011	2010
Net cash provided by operating activities	$70,597	$120,613
Cash flows from investing activities:
Capital expenditures	(32,868)	(20,752)
Proceeds from sale of long-lived assets	1,091	1,053
Investments in White Cliffs	(2,237)	—
Distributions from White Cliffs in excess of equity in earnings	6,523	—
Proceeds from surrender of life insurance	—	7,016

Net cash used in investing activities	(27,491)	(12,683)

Cash flows from financing activities:
Debt issuance costs	(10,070)	(992)
Borrowings on debt and other obligations	26,434	11,669
Principal payments on debt and other obligations	(60,172)	(77,923)
Distributions	—	(163)

Net cash used in financing activities	(43,808)	(67,409)

Effect of exchange rate changes on cash and cash equivalents	(720)	53
Net increase (decrease) in cash and cash equivalents	(1,422)	40,574
Cash and cash equivalents at beginning of period	90,159	41,917

Cash and cash equivalents at end of period	$88,737	$82,491

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

During 2008, SemGroup, L.P. and many of its subsidiaries filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Also during 2008, certain of SemGroup, L.P.’s subsidiaries filed applications for creditor protection in Canada under the Companies’ Creditors Arrangement Act. While in bankruptcy, SemGroup, L.P. filed a Plan of Reorganization with the court, which determined, among other things, how pre-petition date obligations would be settled, the equity structure of the reorganized company upon emergence, and the financing arrangements upon emergence. SemGroup Corporation emerged from bankruptcy on November 30, 2009 (the “Emergence Date”).

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission. These financial statements include all normal and recurring adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Company and the results of its operations and its cash flows. Certain reclassifications have been made to conform previously reported balances to the current presentation.

The accompanying condensed consolidated financial statements are unaudited. The condensed consolidated balance sheet at December 31, 2010 is derived from audited financial statements.

Our consolidated financial statements include the accounts of our controlled subsidiaries. All significant transactions between our consolidated subsidiaries have been eliminated.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Although management believes these estimates are reasonable, actual results could differ materially from these estimates. The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

Pursuant to the rules and regulations of the Securities and Exchange Commission, the accompanying condensed consolidated financial statements do not include all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2010, which are included in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission.

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

•

a crude oil storage facility in Cushing, Oklahoma with a capacity of 4.7 million barrels with an additional 350,000 barrels placed in service in July 2011 and an additional 1.95 million barrels contracted for construction and expected to be placed in service throughout 2012; and

•

a 51% ownership interest in White Cliffs Pipeline, L.L.C. (“White Cliffs”), which owns a 527-mile pipeline that transports crude oil from Platteville, Colorado to Cushing, Oklahoma (“White Cliffs Pipeline”).

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

We previously had a seventh business segment, SemCanada Crude, which aggregated and blended crude oil in Western Canada. Due to adverse market conditions impacting this segment, we sold the property, plant and equipment of SemCanada Crude in late 2010 and began winding down its operations. During the three months ended June 30, 2010, we recorded an impairment loss of $91.8 million related to the goodwill and other intangible assets attributable to SemCanada Crude.

2. INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Natural gas and natural gas liquids	$62,186	$104,134
Crude oil	15,068	18,608
Asphalt and other	12,139	7,104

	$89,393	$129,846

3. INVESTMENT IN WHITE CLIFFS

White Cliffs

Until the end of September 2010, we owned 99.17% of White Cliffs and the remaining interests were held by two unaffiliated parties. During 2010, these parties purchased additional ownership interests in White Cliffs, which reduced our ownership percentage in White Cliffs to 51%. Upon purchasing these ownership interests, the other owners gained substantive rights to participate in the management of White Cliffs. Because of this, we deconsolidated White Cliffs at the end of September 2010 and began accounting for it under the equity method.

Under the equity method, we do not report the individual assets and liabilities of White Cliffs on our consolidated balance sheets. Instead, our ownership interest is reflected in one line as a noncurrent asset on our consolidated balance sheets. Certain summarized unaudited balance sheet information of White Cliffs is shown below (amounts in thousands):

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

3. INVESTMENT IN WHITE CLIFFS, Continued

	June 30, 2011	December 31, 2010
Current assets	$10,373	$9,797
Property, plant and equipment, net	228,607	234,300
Goodwill	17,000	17,000
Other intangible assets, net	36,961	40,848

Total assets	$292,941	$301,945

Current liabilities	$3,225	$3,824
Members’ equity	289,716	298,121

Total liabilities and members’ equity	$292,941	$301,945

Certain summarized unaudited income statement information of White Cliffs for the three months and six months ended June 30, 2011 is shown below (amounts in thousands):

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Revenue	$16,870	$30,363
Operating, general and administrative expenses	2,994	6,205
Depreciation and amortization expense	5,203	10,408
Net income	8,673	13,750

The equity in earnings of White Cliffs for the three months and six months ended June 30, 2011 reported in our consolidated statements of operations is less than 51% of the net income of White Cliffs for the same period. This is due to certain general and administrative expenses we incur in managing the operations of White Cliffs that the other owners are not obligated to share. Such expenses are recorded by White Cliffs and are allocated to our ownership interests.

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

The accounting policies of each segment are the same as the accounting policies of the consolidated Company. Transactions between segments are generally recorded based on prices negotiated between the segments. Certain general and administrative and interest expenses incurred at the corporate level were allocated to the segments, based on our allocation policies in effect at the time. During fourth quarter 2010 we completed a detailed study of these expenses and developed a more refined allocation methodology, which we applied to the allocation of these expenses for the three months and six months ended June 30, 2011.

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

4. SEGMENTS, Continued

	Three Months Ended June 30, 2011
	SemCrude	SemStream	SemCAMS	SemGas	SemLogistics	SemMexico	Corporate and Other	Consolidated
	(dollars in thousands)
Revenues:
External	$112,683	$109,472	$45,879	$15,030	$6,604	$54,551	$—	$344,219
Intersegment	(1,969)	16,607	—	10,325	—	—	(24,963)	—

Total revenues	110,714	126,079	45,879	25,355	6,604	54,551	(24,963)	344,219
Expenses:	—	—	—	—	—	—
Costs of products sold, exclusive of depreciation and amortization shown below	96,144	128,829	—	17,447	—	46,917	(24,966)	264,371
Operating	4,491	2,605	27,862	2,009	1,740	715	5	39,427
General and administrative	2,111	2,655	2,448	1,412	1,840	3,363	4,969	18,798
Depreciation and amortization	2,700	1,734	2,613	1,453	2,324	1,627	807	13,258
Loss (gain) on disposal or impairment of long-lived assets, net	10	67	—	—	—	(143)	(6)	(72)

Total expenses	105,456	135,890	32,923	22,321	5,904	52,479	(19,191)	335,782

Equity in earnings of White Cliffs	4,086	—	—	—	—	—	—	4,086

Operating income (loss)	9,344	(9,811)	12,956	3,034	700	2,072	(5,772)	12,523
Other expenses (income), net	2,299	11,779	8,434	1,361	262	(332)	(1,179)	22,624

Income (loss) from continuing operations before income taxes	$7,045	$(21,590)	$4,522	$1,673	$438	$2,404	$(4,593)	$(10,101)

Total assets at June 30, 2011 (excluding intersegment receivables)	$541,105	$254,223	$282,191	$80,054	$236,795	$107,155	$98,929	$1,600,452

	Three Months Ended June 30, 2010
	SemCrude	SemStream	SemCAMS	SemGas	SemLogistics	SemMexico	Corporate and Other	Consolidated
	(dollars in thousands)
Revenues:
External	$34,599	$78,452	$37,973	$11,166	$8,599	$39,834	$105,276	$315,899
Intersegment	694	12,653	—	6,802	—	—	(20,149)	—

Total revenues	35,293	91,105	37,973	17,968	8,599	39,834	85,127	315,899
Expenses:	—	—	—	—	—	—	—	—
Costs of products sold, exclusive of depreciation and amortization shown below	12,780	97,626	91	11,987	—	34,079	81,585	238,148
Operating	7,952	2,629	23,867	1,551	2,050	1,157	1,254	40,460
General and administrative	4,085	3,519	4,434	2,285	1,269	3,048	1,729	20,369
Depreciation and amortization	8,676	1,635	1,957	1,381	1,907	1,516	2,480	19,552
Loss (gain) on disposal or impairment of long-lived assets, net	3	(11)	(15)	(19)	—	(14)	91,425	91,369

Total expenses	33,496	105,398	30,334	17,185	5,226	39,786	178,473	409,898

Operating income (loss)	1,797	(14,293)	7,639	783	3,373	48	(93,346)	(93,999)
Other expenses, net	11,959	2,745	6,395	1,749	529	283	7,570	31,230

Income (loss) from continuing operations before income taxes	$(10,162)	$(17,038)	$1,244	$(966)	$2,844	$(235)	$(100,916)	$(125,229)

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

4. SEGMENTS, Continued

	Six Months Ended June 30, 2011
	SemCrude	SemStream	SemCAMS	SemGas	SemLogistics	SemMexico	Corporate and Other	Consolidated
	(dollars in thousands)
Revenues:
External	$195,688	$332,495	$80,636	$27,731	$14,585	$99,281	$757	$751,173
Intersegment	(1,183)	29,524	—	18,595	—	—	(46,936)	—

Total revenues	194,505	362,019	80,636	46,326	14,585	99,281	(46,179)	751,173
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	162,144	354,441	10	31,638	—	86,555	(46,418)	588,370
Operating	9,153	5,389	50,766	3,849	3,565	2,848	58	75,628
General and administrative	4,468	5,382	9,359	3,239	3,672	6,158	8,102	40,380
Depreciation and amortization	5,383	3,422	5,169	2,882	4,604	3,259	1,541	26,260
Loss (gain) on disposal or impairment of long-lived assets, net	12	64	—	—	—	(206)	(6)	(136)

Total expenses	181,160	368,698	65,304	41,608	11,841	98,614	(36,723)	730,502

Equity in earnings of White Cliffs	6,150	—	—	—	—	—	—	6,150

Operating income (loss)	19,495	(6,679)	15,332	4,718	2,744	667	(9,456)	26,821
Other expenses (income), net	2,268	15,023	14,671	1,747	428	(624)	3,710	37,223

Income (loss) from continuing operations before income taxes	$17,227	$(21,702)	$661	$2,971	$2,316	$1,291	$(13,166)	$(10,402)

	Six Months Ended June 30, 2010
	SemCrude	SemStream	SemCAMS	SemGas	SemLogistics	SemMexico	Corporate and Other	Consolidated
	(dollars in thousands)
Revenues:
External	$96,117	$324,358	$68,479	$26,009	$18,384	$66,874	$191,684	$791,905
Intersegment	4,068	24,698	—	13,225	—	—	(41,991)	—

Total revenues	100,185	349,056	68,479	39,234	18,384	66,874	149,693	791,905
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	51,290	332,140	94	26,882	—	56,881	142,277	609,564
Operating	14,396	5,061	42,930	2,745	4,109	2,089	1,937	73,267
General and administrative	9,986	7,430	10,964	5,278	2,743	6,072	5,160	47,633
Depreciation and amortization	16,713	3,230	4,652	2,682	3,871	3,072	5,298	39,518
Loss (gain) on disposal or impairment of long-lived assets, net	46	(34)	(15)	(19)	—	(14)	91,425	91,389

Total expenses	92,431	347,827	58,625	37,568	10,723	68,100	246,097	861,371

Operating income (loss)	7,754	1,229	9,854	1,666	7,661	(1,226)	(96,404)	(69,466)
Other expenses, net	19,059	4,319	8,164	3,205	1,292	301	9,905	46,245

Income (loss) from continuing operations before income taxes	$(11,305)	$(3,090)	$1,690	$(1,539)	$6,369	$(1,527)	$(106,309)	$(115,711)

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

5. FINANCIAL INSTRUMENTS

Fair value of financial instruments

We record certain financial assets and liabilities at fair value at each balance sheet date. The table below summarizes the balances of these assets and liabilities (in thousands):

	June 30, 2011					December 31, 2010
	Level 1	Level 2	Level 3	Netting*	Total	Level 1	Level 2	Level 3	Netting*	Total
Assets:
Commodity derivatives	$3,617	$2,244	$7,127	$(2,764)	$10,224	$97,857	$1,993	$2,499	$(97,981)	$4,368

Total assets	$3,617	$2,244	$7,127	$(2,764)	$10,224	$97,857	$1,993	$2,499	$(97,981)	$4,368

Liabilities:
Commodity derivatives	$2,678	$4,110	$8,863	$(2,764)	$12,887	$101,563	$7,494	$3,046	$(97,981)	$14,122
Warrants	—	—	13,618	—	13,618	—	—	17,192	—	17,192
Interest rate swaps	—	323	—	—	323	—	—	—	—	—

Total liabilities	2,678	4,433	22,481	(2,764)	26,828	101,563	7,494	20,238	(97,981)	31,314

Net liabilities at fair value	$939	$(2,189)	$(15,354)	$—	$(16,604)	$(3,706)	$(5,501)	$(17,739)	$—	$(26,946)

*	Relates primarily to exchange traded futures. Gain and loss positions on multiple contracts are settled net on a daily basis with the exchange.

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

The following tables summarize changes in the fair value of our net financial liabilities classified as Level 3 in the fair value hierarchy (in thousands):

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Warrants	Commodity Derivatives	Total	Warrants	Commodity Derivatives	Total
Net liabilities – beginning balance	$(18,412)	$(1,792)	$(20,204)	$(16,168)	$(378)	$(16,546)
Transfers out of Level 3(*)	—	(247)	(247)	—	—	—
Total gain or loss (realized and unrealized) included in earnings(**)	4,794	320	5,114	1,242	(7,279)	(6,037)
Settlements	—	(17)	(17)	—	6,490	6,490

Net liabilities – ending balance	$(13,618)	$(1,736)	$(15,354)	$(14,926)	$(1,167)	$(16,093)

Amount of total gain or loss included in earnings for the period attributable to the change in unrealized gain or loss relating to assets and liabilities still held at the reporting date	$4,794	$302	$5,096	$1,242	$(5,501)	$(4,259)

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

5. FINANCIAL INSTRUMENTS, Continued

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Warrants	Commodity Derivatives	Total	Warrants	Commodity Derivatives	Total
Net liabilities—beginning balance	$(17,192)	$(547)	$(17,739)	$(16,909)	$(23,438)	$(40,347)
Transfers out of Level 3(*)	—	(425)	(425)	—	—	—
Total gain or loss (realized and unrealized) included in earnings(**)	3,574	(374)	3,200	1,983	(6,466)	(4,483)
Settlements	—	(390)	(390)	—	28,737	28,737

Net liabilities—ending balance	$(13,618)	$(1,736)	$(15,354)	$(14,926)	$(1,167)	$(16,093)

Amount of total gain or loss included in earnings for the period attributable to the change in unrealized gain or loss relating to assets and liabilities still held at the reporting date	$3,574	$(765)	$2,809	$1,983	$(4,579)	$(2,596)

(*)	Our policy is to recognize transfers in and transfers out as of the end of the reporting period.
(**)	Gains and losses related to commodity derivatives are reported in product revenue. Gains and losses related to warrants are recorded in other expense (income).

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

Our commodity derivatives were comprised of swaps, future contracts, and forward contracts of crude oil and natural gas liquids. These are defined as follows:

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

The following table sets forth the notional quantities for derivatives entered into (amounts in thousands of barrels):

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Sales	6,168	3,153	12,811	4,463
Purchases	6,508	2,463	13,372	3,152

We have not designated any of our commodity derivatives as accounting hedges. The following table shows the fair value of commodity derivatives recorded to other current assets and other current liabilities on our consolidated balance sheets as of June 30, 2011 and December 31, 2010 (amounts in thousands):

	June 30, 2011		December 31, 2010
	Assets	Liabilities	Assets	Liabilities
Commodity contracts	$10,224	$12,887	$4,368	$14,122

The following table shows the realized and unrealized gains (losses) related to commodity derivatives recorded as increases (decreases) to product revenue in our consolidated statements of operations for the three months and six months ended June 30, 2011 and 2010 (amounts in thousands):

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Commodity contracts	$(878)	$(1,431)	$(2,898)	$6,247

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

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

6. INCOME TAXES

Due to our emergence from bankruptcy and overall restructuring, we have recorded a full valuation allowance on all U.S. federal and state deferred tax assets. We have determined that no accruals related to uncertainty in tax positions are required. The effective tax rate was (22)% for the three months ended June 30, 2011 and 3% for the three months ended June 30, 2010. The effective tax rate was (18)% for the six months ended June 30, 2011 and 2% for the six months ended June 30, 2010. Significant items that impacted the effective tax rate for each period, as compared to the U.S. Federal statutory rate of 35%, include earnings in foreign jurisdictions taxed at lower rates and the full valuation allowance which was recorded against our deferred tax assets. Further, the foreign earnings are taxed in foreign jurisdictions as well as in the U.S., since they are disregarded entities for U.S. federal income tax purposes. Deferred tax liabilities, with the exception of those related to certain long-lived assets, have been considered as a source of future taxable income in establishing the amount of the valuation allowance. These combined factors, and the magnitude of permanent items impacting the tax rate relative to income from continuing operations before income taxes, result in rates that are not comparable between the periods.

7. DEBT

Our debt consists of the following (in thousands):

	June 30, 2011	December 31, 2010
SemGroup revolving credit facility	$11,000	$—
SemGroup Term Loan A	75,000	—
SemGroup Term Loan B	200,000	—
Previous SemGroup credit facilities	—	324,065
SemLogistics credit facility	24,027	24,289
SemMexico credit facility	6,494	—
Capital leases	85	89

Total long-term debt	316,606	348,443
Less: current portion of long-term debt	9,150	12

Noncurrent portion of long-term debt	$307,456	$348,431

SemGroup credit agreement

During June 2011, we entered into a new credit agreement that consists of a revolving facility and two term loans. We used the proceeds from the new credit facilities to retire our previous revolving credit facility and term loan.

The revolving credit facility had a capacity of $325 million at June 30, 2011. This capacity was increased by $25 million in July 2011 when another bank joined the syndicate. This capacity may be used either for cash borrowings or letters of credit, although the maximum letter of credit capacity is $250 million. At June 30, 2011, we had outstanding cash borrowings of $11 million on this facility and outstanding letters of credit of $93.6 million. The principal is due on June 20, 2016, and any letters of credit expire on June 13, 2016. Earlier principal payments may be required if we enter into certain transactions to sell assets or obtain new borrowings. We have the right to make additional principal payments without incurring any penalties for early repayment.

The term loans include a loan with a principal balance of $75 million (the “Term Loan A”) and a loan with a principal balance of $200 million (the “Term Loan B”). We are required to make quarterly principal payments on both of the Term Loans beginning on September 30, 2011. The Term Loan A matures on June 20, 2016 and the Term Loan B matures on June 20, 2018. Earlier principal payments may be required if we enter into certain transactions to sell assets or obtain new borrowings. We have the right to make additional principal payments, generally without incurring any penalties for early repayment (although a premium of 1% may apply if we refinance the Term Loan B prior to June 20, 2012). The following table summarizes the scheduled principal payments on the Term Loans (amounts in thousands):

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

7. DEBT, Continued

	Term Loan A	Term Loan B
Year ended December 31, 2011	$1,875	$1,000
Year ended December 31, 2012	4,500	2,000
Year ended December 31, 2013	6,375	2,000
Year ended December 31, 2014	9,375	2,000
Year ended December 31, 2015	16,875	2,000
Year ended December 31, 2016	36,000	2,000
Year ended December 31, 2017	—	2,000
Year ended December 31, 2018	—	187,000

Total	$75,000	$200,000

Interest on revolving credit cash borrowings and on the Term Loan A will be charged at either a Eurodollar rate or an alternate base rate, at our election. The Eurodollar rate is calculated as:

•	the London Interbank Offered Rate (“LIBOR”) for U.S. dollar deposits adjusted for currency requirements; plus

•	a margin that can range from 2.5% to 4.0%, depending on a leverage ratio specified in the agreement.

The alternate base rate is calculated as:

•	The greater of i) the U.S. Prime Rate, ii) the Federal Funds Effective Rate plus 0.5%, or iii) one-month LIBOR plus 1%; plus

•	a margin that can range from 1.5% to 3.0%, depending on a leverage ratio specified in the agreement.

The interest rate in effect at June 30, 2011 on revolving cash borrowings was 5.75%, determined under the alternate base rate. This was calculated as 3.25% plus a margin of 2.5%. The interest rate in effect at June 30, 2011 on the Term Loan A was 3.69%, determined under the Eurodollar rate. This was calculated as 0.19% plus a margin of 3.5%.

Interest on the Term Loan B is charged at either a Eurodollar rate or an alternate base rate, at our election. The Eurodollar rate is calculated as:

•	The greater of i) LIBOR for U.S. dollar deposits adjusted for currency requirements, or ii) 1.25%; plus

•	a margin of 4.5%.

The alternate base rate is calculated as:

•	The greater of i) the U.S. Prime Rate, ii) the Federal Funds Effective Rate plus 0.5%, iii) one-month LIBOR plus 1%, or iv) 2.25%; plus

•	a margin of 3.5%.

The interest rate in effect at June 30, 2011 on the Term Loan B was 5.75%, determined under the Eurodollar rate. This was calculated as 1.25% plus a margin of 4.5%.

At each interest payment date, we have the option of electing whether interest will be charged at the Eurodollar rate or at the alternate base rate for the following interest period. If we elect the alternate base rate, the following interest payment date will be at the end of the calendar quarter. If we elect the Eurodollar rate, we may elect for the next interest payment date to occur after one, two, three, or six months.

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

7. DEBT, Continued

Under the terms of the credit agreement, we will be required to enter into a derivative instrument, such as an interest swap or cap agreement, designed to mitigate our risk associated with future increases in market interest rates. We will be required to enter into such an agreement prior to December 31, 2011, or sooner if the three year swap rate closing price exceeds 2.0%.

Fees are charged on any outstanding letters of credit at a rate that ranges from 2.5% to 4.0%, depending on a leverage ratio specified in the credit agreement. In addition, a fronting fee of 0.25% is charged on outstanding letters of credit. A commitment fee of 0.5% is charged on any unused capacity on the revolving credit facility. In addition, we are charged an annual administrative fee of $0.1 million.

We paid $11.0 million of fees to lenders and advisors at the inception of the credit agreement, which were recorded in other noncurrent assets and are being amortized over the life of the agreement. We paid an additional $0.4 million of fees in July 2011 when we increased the capacity of the revolver.

We recorded interest expense related to the new SemGroup revolving credit facility of $0.3 million for the three and six months ended June 30, 2011, including amortization of debt issuance costs. We recorded interest expense related to the recently retired revolving credit facility of $22.5 million during the three months ended June 30, 2011, $29.0 million during the six months ended June 30, 2011, $10.9 million for the three months ended June 30, 2010, and $20.7 million for the six months ended June 30, 2010, including amortization of debt issuance costs.

We recorded interest expense related to the new SemGroup term loans of $0.4 million for the three and six months ended June 30, 2011, including amortization of debt issuance costs. We recorded interest expense related to the recently retired term loan of $6.2 million during the three months ended June 30, 2011, $13.0 million during the six months ended June 30, 2011, $10.2 million for the three months ended June 30, 2010, and $16.9 million for the six months ended June 30, 2010, including amortization of debt issuance costs.

The credit agreement includes customary affirmative and negative covenants, including limitations on the creation of new indebtedness, liens, sale and lease-back transactions, new investments, making fundamental changes including mergers and consolidations, making of dividends and other distributions, making material changes in our business, modifying certain documents and maintenance of a consolidated leverage ratio and an interest coverage ratio. In addition, the credit agreement prohibits any commodity transactions that are not permitted by our Comprehensive Risk Management Policy.

The credit agreement includes customary events of default, including events of default relating to non-payment of principal and other amounts owing under the credit agreement from time to time, including in respect of letter of credit disbursement obligations, inaccuracy of representations and warranties in any material respect when made or when deemed made, violation of covenants, cross payment-defaults to any material indebtedness, cross acceleration to any material indebtedness, bankruptcy and insolvency events, the occurrence of a change of control, certain unsatisfied judgments, certain ERISA events, certain environmental matters and certain assertions of or actual invalidity of certain loan documents. A default under the credit agreement would permit the participating banks to terminate commitments, require immediate repayment of any outstanding loans with interest and any unpaid accrued fees, and require the cash collateralization of outstanding letter of credit obligations.

The credit agreement restricts our ability to make certain types of payments related to our capital stock, including the declaration or payment of dividends. The credit agreement is guaranteed by all of our material domestic subsidiaries and secured by a lien on substantially all of our property and assets, subject to customary exceptions.

At June 30, 2011, we were in compliance with the terms of the credit agreement.

Previous term loan and revolving credit facilities

Pursuant to the Plan of Reorganization, on November 30, 2009, we entered into a revolving credit facility and a term loan. We retired these facilities in June 2011 upon entering into a new credit agreement (described above). The revolving credit facility included capacity for cash borrowings and letters of credit.

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

7. DEBT, Continued

We paid $27 million in fees to the lenders at the inception of the agreement, which was recorded in other noncurrent assets and was amortized over the life of the agreement.

Interest on revolving cash borrowings was charged at a floating rate, which was calculated as 5.5% plus whichever of the following yielded the highest rate: a) the Federal Funds Effective Rate plus 0.5%; b) the Prime Rate; c) the three-month LIBOR rate plus 1.5%, or d) 2.5%. In addition, a facility fee of $0.4 million was charged each year.

The facility included a fee that was payable at maturity. Interest was charged on this fee at a floating rate, which was calculated as 7.0% plus the greater of LIBOR or 1.5%.

Certain of the letters of credit were prefunded. Fees were charged on this prefunded tranche at a range of 7.0% to 8.5%. Fees on additional outstanding letters of credit were charged at a rate of 7.0%.

Fees ranging from 1.5% to 2.5% were charged on any lender commitments that we did not utilize.

Interest was charged on the term loan at a rate of 9%. We had the option under certain circumstances to defer interest on the term loan; when we selected this option, interest was charged during that period at a rate of 11%.

At March 31, 2011, the remaining unamortized other noncurrent asset associated with fees payable at inception or maturity was $19.3 million. This balance was amortized to interest expense during second quarter 2011.

SemLogistics credit facilities

SemLogistics entered into a credit agreement in December 2010, which includes a £15 million term loan and a £15 million revolving credit facility (U.S. $24 million each, at the June 30, 2011 exchange rate). The proceeds from this new facility were used to retire SemLogistics’ previous credit facility.

The term loan is to be repaid with quarterly payments of £250,000 (U.S. $0.4 million at the June 30, 2011 exchange rate) during 2013, quarterly payments of £750,000 (U.S. $1.2 million at the June 30, 2011 exchange rate) during 2014 and 2015, and a final payment of £8,750,000 ($14.0 million at the June 30, 2011 exchange rate) on December 31, 2015. SemLogistics has the right to make early principal payments without incurring any penalties for early repayment. In the event of a change in control of SemLogistics, the outstanding balance will be due and payable within 30 days.

The revolving credit facility can be utilized either for cash borrowings or letters of credit. The number of cash borrowings may not exceed five at any point in time and the number of outstanding letters of credit may not exceed ten at any point in time. Borrowings under the revolving facility may be repaid at any time up to the expiration of the facility on December 31, 2015. At June 30, 2011, no cash borrowings were outstanding under the revolving facility and no letters of credit were utilized.

Interest is charged on both the term loan and the revolving loans (including letters of credit) at a floating rate, which is calculated as LIBOR plus a margin that ranges from 1.75% to 2.5%, depending on whether SemLogistics meets certain financial ratios specified in the agreement. The interest rate in effect at June 30, 2011 was 2.58%, which was calculated as 1.75% plus the LIBOR rate of 0.83%. Interest on the term loan and revolving facility are payable quarterly. In addition, a commitment fee of 0.50% is charged on any unused commitments under the facility and is payable quarterly. In addition, SemLogistics paid fees of $1.3 million upon inception of the facility, which were recorded to other noncurrent assets and are being amortized over the life of the facility.

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

SemLogistics used the proceeds from the term loan to retire its previous credit agreement, which it had entered into on November 30, 2009. The previous facility bore interest at a floating rate, which was calculated as LIBOR plus a margin ranging from 5.5% to 6.0%. In addition, SemLogistics paid $2.1 million of fees to the lender at the inception of the agreement.

SemLogistics recorded interest expense of $0.3 million for the three months ended June 30, 2011 and $0.6 million for the six months ended June 30, 2011, including amortization of debt issuance costs. SemLogistics recorded interest expense of $0.6 million for the three months ended June 30, 2010 and $1.5 million for the six months ended June 30, 2010, including amortization of debt issuance costs. SemLogistics recorded the fair value of the interest swaps as a noncurrent liability of $0.3 million at June 30, 2011, with a corresponding adjustment to other comprehensive income (net of income taxes).

SemMexico credit facilities

During 2010, SemMexico entered into a credit agreement that allowed SemMexico to borrow up to 80 million Mexican pesos (U.S. $6.8 million at the June 30, 2011 exchange rate) at any time through June 2011. Borrowings on this facility are required to be repaid with monthly payments through May 2013. At June 30, 2011, borrowings of $76.7 million pesos (U.S. $6.5 million) were outstanding on this facility. Borrowings are unsecured and bear interest at the bank prime rate in Mexico plus 1.5%. At June 30, 2011, the interest rate in effect was 6.34%, calculated as 1.5% plus the bank prime rate of 4.84% at the time the funds were borrowed.

During 2011, SemMexico entered into an additional credit agreement that allows SemMexico to borrow up to 56 million Mexican pesos (U.S. $4.7 million at the June 30, 2011 exchange rate) at any time during the term of the facility, which matures in February 2012. Borrowings are unsecured and bear interest at the bank prime rate in Mexico plus 1.7%. The facility also includes letter of credit capacity of 196 million Mexican pesos (U.S. $16.6 million at the June 30, 2011 exchange rate). Letters of credit of 196 million Mexican pesos (U.S. $16.6 million at the June 30, 2011 exchange rate) were outstanding under this facility at June 30, 2011. Fees are charged on outstanding letters of credit at a rate of 0.45%.

SemMexico recorded interest expense of $0.1 million during the six months ended June 30, 2011 related to these facilities.

SemCrude Pipeline credit facility

SemCrude Pipeline, L.L.C. (“SemCrude Pipeline”), which is a wholly-owned subsidiary that holds our ownership interest in White Cliffs, borrowed $125 million under a credit agreement on November 30, 2009. SemCrude Pipeline retired this facility during September 2010.

Interest was generally charged on the SemCrude Pipeline credit facility at a floating rate, which was calculated as 6% plus the greater of LIBOR or 1.5%. In addition, we paid $4.8 million in fees to the lender at the inception of the agreement, which have been fully amortized. We recorded interest expense related to this facility of $4.4 million during the three months ended June 30, 2010 and $6.9 million during the six months ended June 30, 2010.

Fair value

We estimate that the fair value of our credit agreements approximated their recorded values at June 30, 2011.

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

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

Luke Oil appeal. On October 21, 2009, Luke Oil Company, C&S Oil/Cross Properties, Inc., Wayne Thomas Oil and Gas and William R. Earnhardt Company (collectively, “Luke Oil”) filed an objection to the Plan of Reorganization "to the extent that the Plan of Reorganization may alter, impair, or otherwise adversely affect Luke Oil’s legal rights or other interests.” On October 28, 2009, the bankruptcy court overruled the Luke Oil objection and entered the confirmation order. On November 6, 2009, Luke Oil filed a notice of appeal. On December 23, 2009, Luke Oil’s appeal was docketed in the United States District Court for the District of Delaware. We filed a motion to dismiss the appeal as equitably moot. Luke Oil has filed a motion to stay the briefing on our motion to dismiss. On February 18, 2011, the District Court denied the stay motion and ordered the parties to complete briefing. While we believe that this action is without merit and are vigorously defending this matter on appeal, an adverse ruling on this action could have a material adverse impact on us.

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

(c) Claims reconciliation process

A large number of parties have made claims against us for obligations alleged to have been incurred prior to our bankruptcy filing. On September 15, 2010, the bankruptcy court entered an order estimating the contingent, unliquidated and disputed claims and authorizing distributions to holders of allowed claims. Pursuant to that order we have begun making distributions to the claimants. We continue to attempt to settle unresolved claims.

Pursuant to the Plan of Reorganization, we committed to settle authorized and allowed bankruptcy claims by paying a specified amount of cash, issuing a specified number of warrants, and issuing a specified number of shares of SemGroup Corporation common stock. We do not believe the resolution of the remaining outstanding claims will exceed the total amount of consideration established under the Plan of Reorganization for all claimants; instead, the resolution of the remaining claims in some cases will impact the relative share of the established pool of common stock and warrants that certain claimants receive.

However, under certain circumstances we could be required to pay additional funds to settle the specified group of claims to be settled with cash. Pursuant to the Plan of Reorganization, a specified amount of restricted cash was set aside at the Emergence Date, which we expect to be sufficient to settle this group of claims. Since the Emergence Date, we have made significant progress in resolving these claims, and we continue to believe that the cash set aside at the Emergence Date will be sufficient to settle these claims. However, we have not yet reached a resolution of all of these claims, and if the total settlement amount of all of these claims exceeds the specified amount, we will be required to pay additional funds to satisfy the total settlement amount for this specified group of claims. If this were to become probable of occurring, we would be required to record a liability and a corresponding expense.

PEMEX lawsuit

On May 26, 2011, PEMEX Exploración y Producción (“PEMEX”) filed a lawsuit against several defendants, including SemCrude, L.P. The lawsuit alleges that SemCrude purchased at least $10.4 million of condensate that had been stolen from PEMEX. The lawsuit does not allege that SemCrude knew the condensate had been stolen, and states that PEMEX “does not allege that SemCrude acted with intent or knowledge that it was a part of any conspiracy.” The lawsuit seeks damages from SemCrude in the amount of the purchased condensate, plus attorney’s fees and statutory penalties. We cannot reliably predict the final outcome of this matter, as this lawsuit has only recently been filed.

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

The Kansas Department of Health and Environment (“the KDHE”) initiated discussions during our bankruptcy proceeding regarding six of our sites in Kansas (five owned by SemCrude and one owned by SemGas) that KDHE believes, based on their historical use, may have soil or groundwater contamination in excess of state standards. At the present time, no contamination has been confirmed. KDHE sought our agreement to undertake assessments of these sites to determine whether they are contaminated. We reached an agreement with KDHE on this matter and entered into a Consent Agreement and Final Order with KDHE to conduct environmental assessments on the sites and to pay KDHE’s costs associated with their oversight of this matter. At the present time, no violation of law has been alleged and the amount of this potential cleanup cannot be determined because it is not yet known whether these sites are contaminated.

A water pipeline break occurred at a SemCAMS facility during August 2010. This resulted in a spill of material that was predominantly salt water containing a small amount of hydrocarbons. The incident is under investigation by Environment Canada and Alberta Environment, and we have accrued a liability of $0.4 million at June 30, 2011 for estimated fines and environmental contributions.

Asset retirement obligations

We will be required to incur significant removal and restoration costs when we retire our natural gas gathering and processing facilities in Canada. We have recorded an asset retirement obligation liability of $35.7 million at June 30, 2011, which is included within other noncurrent liabilities on our consolidated balance sheets. This amount was calculated using the $110.0 million cost we estimate we would incur to retire these facilities, discounted based on our risk-adjusted cost of borrowing at the Emergence Date, taking into consideration the estimated timing of remediation.

The calculation of the liability for an asset retirement obligation requires the use of significant estimates, including those related to the length of time before the assets will be retired, cost inflation over the assumed life of the assets, actual remediation activities to be required, and the rate at which such obligations should be discounted. Future changes in these estimates could result in material changes in the value of the recorded liability. In addition, future changes in laws or regulations could require us to record additional asset retirement obligations. The $110.0 million estimated cost represents only our proportionate share of the obligations associated with these facilities. An additional $46.1 million of estimated costs are attributable to third-party owners’ proportionate share of the obligations. If an owner fails to perform on its obligations, the other owners (including SemGroup) could be obligated to bear that party’s share of the remediation costs.

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

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

8. COMMITMENTS AND CONTINGENCIES, Continued

Purchase and sale commitments

We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We establish a margin for these purchases by entering into various types of physical and financial sale and exchange transactions through which we seek to maintain a position that is substantially balanced between purchases on the one hand and sales and future delivery obligations on the other. We account for these commitments as normal purchases and sales, and therefore we do not record assets or liabilities related to these agreements until the product is purchased or sold. At June 30, 2011, such commitments included the following (in thousands):

	Volume (barrels)	Value
Fixed price sales	150	$14,734
Floating price purchases	22,800	2,224,755
Floating price sales	21,742	2,221,430

Certain of the commitments shown in the table above relate to agreements to purchase product from a counterparty and to sell a similar amount of product (in a different location) to the same counterparty. Many of the commitments shown in the table above are cancellable by either party, as long as notice is given within the time frame specified in the agreement (generally 30 to 120 days).

We have also entered into an agreement under which we are obligated to purchase all of the propane produced by a third-party refinery at a price that floats based on market rates. Under this agreement, which expires on March 31, 2012, we purchased 8.8 million gallons of propane during the six months ended June 30, 2011 for a total price of $13.2 million.

We also entered into a long term marketing agreement to market all natural gas liquids produced by a third party’s natural gas processing plants. The agreement expires March 31, 2022. We marketed 26.9 million gallons of natural gas liquids at a purchase cost of $41.8 million during the six months ended June 30, 2011 pursuant to this agreement.

In addition, our SemGas segment enters into contracts under which we are responsible for marketing the majority of the gas and natural gas liquids produced by the counterparties to the agreements. During the six months ended June 30, 2011, the majority of SemGas’ revenues were generated from such contracts.

9.	OWNERS’ EQUITY

Unaudited condensed consolidated statement of changes in owners’ equity

The following table shows the changes in our consolidated owners’ equity accounts from December 31, 2010 to June 30, 2011 (in thousands):

				Accumulated
		Additional		Other	Total
	Common	Paid-in	Accumulated	Comprehensive	Owners’
	Stock	Capital	Deficit	Income	Equity
Balance at December 31, 2010	$415	$1,023,727	$(170,189)	$1,115	$855,068
Net loss	—	—	(12,267)	—	(12,267)
Other comprehensive income, net of income taxes	—	—	—	6,638	6,638
Share-based compensation expense	—	2,561	—	—	2,561
Issuance of common stock under compensation plans	1	(1)	—	—	—

Balance at June 30, 2011	$416	$1,026,287	$(182,456)	$7,753	$852,000

For the six months ended June 30, 2011, other comprehensive income consists primarily of currency translation adjustments.

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

9. OWNERS’ EQUITY, Continued

Common stock

Upon emergence from bankruptcy, we issued 40,882,496 shares of common stock. The Plan of Reorganization specified that we were to issue an additional 517,500 shares of common stock in settlement of pre-petition claims. As of June 30, 2011, we have issued 181,610 shares of this stock, and we will issue the remainder as the process of resolving the claims progresses. The owners’ equity balances on the consolidated balance sheets include the shares that are required to be issued in settlement of pre-petition claims. The shares of common stock reflected on the consolidated balance sheet at June 30, 2011 are summarized below:

Shares issued on Emergence Date	40,882,496
Shares subsequently issued in settlement of pre-petition claims	181,610
Remaining shares required to be issued in settlement of pre-petition claims	335,890
Issuance of shares under employee and director compensation programs	238,495
Shares issued upon exercise of warrants	6

Total shares	41,638,497
Par value per share	$0.01

Common stock on June 30, 2011 consolidated balance sheet	$416,385

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

Equity-based compensation

Our board of directors has authorized the issuance of a maximum of 2,781,635 shares of common stock under director and employee compensation programs. At June 30, 2011, there are approximately 470,000 unvested shares that have been granted pursuant to these programs. The par value of these shares has not yet been reflected in common stock on the consolidated balance sheet, as these shares have not yet vested. There are also shares of restricted stock that were returned to treasury upon forfeiture. The par value of these shares is not reflected in the consolidated balance sheet, as no accounting recognition is given to forfeited shares. For certain of the awards, the number of shares that will vest is contingent upon our achievement of certain specified targets. If we meet the specified maximum targets, approximately 30,000 additional shares could vest.

Warrants

Upon emergence from bankruptcy, we issued 1,634,210 warrants. The Plan of Reorganization specified that we were to issue an additional 544,737 warrants in settlement of pre-petition claims. As of June 30, 2011, we have issued 191,165 of these warrants, and we will issue the remainder as the process of resolving the claims progresses. The warrants reflected on the consolidated balance sheet at June 30, 2011 are summarized below:

Warrants issued on Emergence Date	1,634,210
Warrants issued in settlement of pre-petition claims	191,165
Remaining warrants to be issued in settlement of pre-petition claims	353,572
Warrants exercised	(6)

Total warrants	2,178,941
Fair value per warrant at June 30, 2011	$6.25

Warrant value included within other noncurrent liabilities on June 30, 2011 consolidated balance sheet	$13,618,381

Each warrant entitles the holder to purchase one share of common stock for $25 at any time before the November 30, 2014 expiration date. The closing price of our common stock was $25.67 per share on June 30, 2011. In the event of a change in control of the Company, the holders of the warrants would have the right to sell the warrants to us, and we would have the right to purchase the warrants from the holders. In either case, the price to be paid for the warrants would be calculated using a standard pricing model with inputs specified in the warrants agreement.

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

10. EARNINGS PER SHARE

The following table summarizes the calculation of basic and diluted earnings (loss) per share for the three months ended June 30, 2011 and 2010 (amounts in thousands, except per share amounts):

	00000000	00000000	00000000	00000000	00000000	00000000
	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Continuing	Discontinued		Continuing	Discontinued
	Operations	Operations	Net	Operations	Operations	Net
Income (loss)	$(12,319)	$20	$(12,299)	$(121,872)	$894	$(120,978)
less: Income attributable to noncontrolling interests	—	—	—	56	—	56

Numerator	$(12,319)	$20	$(12,299)	$(121,928)	$894	$(121,034)
Common stock issued and to be issued pursuant to Plan of Reorganization	41,400	41,400	41,400	41,400	41,400	41,400
Weighted average common stock outstanding issued under compensation plans	222	222	222	—	—	—
Denominator	41,622	41,622	41,622	41,400	41,400	41,400
Basic and diluted earnings (loss) per share	$(0.30)	$0.00	$(0.30)	$(2.95)	$0.02	$(2.92)

The following table summarizes the calculation of basic and diluted earnings (loss) per share for the six months ended June 30, 2011 and 2010 (amounts in thousands, except per share amounts):

	00000000	00000000	00000000	00000000	00000000	00000000
	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Continuing	Discontinued		Continuing	Discontinued
	Operations	Operations	Net	Operations	Operations	Net
Income (loss)	$(12,296)	$29	$(12,267)	$(113,197)	$1,376	$(111,821)
less: Income attributable to noncontrolling interests	—	—	—	117	—	117

Numerator	$(12,296)	$29	$(12,267)	$(113,314)	$1,376	$(111,938)
Common stock issued and to be issued pursuant to Plan of Reorganization	41,400	41,400	41,400	41,400	41,400	41,400
Weighted average common stock outstanding issued under compensation plans	210	210	210	—	—	—

Denominator	41,610	41,610	41,610	41,400	41,400	41,400

Basic and dluted earnings (loss) per share	$(0.30)	$0.00	$(0.29)	$(2.74)	$0.03	$(2.70)

Since we experienced losses from continuing operations, neither the warrants nor the restricted stock (described in Note 9) caused any dilution.

11. SUBSEQUENT EVENTS

During August 2011, we formed a new subsidiary, Rose Rock Midstream, L.P. (the “Partnership”), and filed a registration statement with the Securities and Exchange Commission to register limited partner interests in the Partnership for sale to the public. We intend to contribute certain assets of our SemCrude segment to the Partnership and to sell a portion of the limited partner interests in the Partnership in an initial public offering, which we expect to complete no earlier than fourth quarter 2011.

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

Overview of Business

We provide gathering, transportation, storage, distribution, blending, marketing and other midstream services primarily to independent producers, refiners of petroleum products and other market participants located in the Midwest and Rocky Mountain regions of the United States of America (the “U.S.”), Canada and the West Coast of the United Kingdom (the “U.K.”). We have an owned, contracted and leased asset base consisting of pipelines, gathering systems, storage facilities, terminals, processing plants, blending facilities and other distribution assets located in North American production and supply areas, including the Gulf Coast, Midwest, Rocky Mountain and Western Canadian regions. We also maintain and operate storage, terminal and marine facilities at Milford Haven in the U.K. that enable customers to supply petroleum products to markets in the Atlantic Basin. We also operate a network of liquid asphalt cement terminals throughout Mexico. Our business is conducted through six primary business segments – SemCrude®, SemStream®, SemCAMS, SemLogistics, SemMexico, and SemGas®. Our property, plant and equipment assets include:

•	more than 2,900 miles of petroleum product transportation, gathering and distribution pipelines in Colorado, Oklahoma, Texas, Kansas, Arkansas, Arizona and Alberta, Canada;

•

18.4 million barrels of owned, contracted and leased petroleum product storage capacity, including 8.7 million barrels of crude oil and refined products storage located in our Milford Haven, Wales terminal and 4.7 million barrels of crude oil storage located in Cushing, Oklahoma, one of the largest crude oil markets in the U.S. and the designated delivery point for NYMEX crude oil contracts. An additional 350,000 barrels of Cushing storage was placed in service in July 2011 with contracted construction for an additional 1.95 million barrels to be placed in service throughout 2012;

•	11 liquid asphalt cement terminals and modification facilities and two emulsion distribution terminals in Mexico;

•	12 NGL terminals across the U.S.;

•	three natural gas processing plants in the U.S., with 53 million cubic feet per day of capacity;

•

majority ownership interests in two sour gas and two sweet gas processing plants in Alberta, Canada, with combined licensed capacity of 1.5 billion cubic feet per day; and numerous petroleum product assets, including over 350 owned or leased railcars, trucks and pipeline injection stations.

•	numerous petroleum product assets, including over 350 owned or leased railcars, trucks and pipeline injection stations.

We believe that the variety of our petroleum product assets creates opportunities for us and our customers year round.

Recent Developments

On June 20, 2011, we closed a new $600 million credit facility which consists of a five-year $325 million revolving line of credit, a five-year $75 million term loan and a seven-year $200 million term loan, with the ability to initiate a $125 million incremental facility. During July 2011, we utilized this incremental facility and increased the revolving facility by $25 million to $350 million. The new facility has been used to repay the outstanding balance and associated fees from our previous credit facilities and for general corporate purposes including letter of credit issuance, capital expenditures and working capital.

On June 29, 2011, we announced that we intend to file a registration statement for an initial public offering of common units of a master limited partnership (the “MLP”) that will be formed to acquire certain assets from our SemCrude division. The registration statement for Rose Rock Midstream, L.P. was filed on August 12, 2011. The initial public offering is expected to be completed no earlier than the fourth quarter of 2011.

The assets to be initially contributed to the MLP are expected to include SemCrude’s crude oil storage terminal in Cushing, Oklahoma, its gathering and transportation system in Kansas and Oklahoma, its Bakken Shale operations and its Platteville, Colorado crude oil unloading facility. We will own the MLP’s general partner, all of the incentive distribution rights and majority limited partner interest in the MLP. We will retain SemCrude’s 51% interest in the White Cliffs Pipeline.

Results of Operations

Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. $ in thousands)	2011	2010	2011	2010
Revenue	$344,219	$315,899	$751,173	$791,905
Expenses:
Costs of products sold	264,371	238,148	588,370	609,564
Operating	39,427	40,460	75,628	73,267
General and administrative	18,798	20,369	40,380	47,633
Depreciation and amortization	13,258	19,552	26,260	39,518
Loss (gain) on disposal or impairment	(72)	91,369	(136)	91,389

Total expenses	335,782	409,898	730,502	861,371
Equity earnings in White Cliffs	4,086	—	6,150	—

Operating income (loss)	12,523	(93,999)	26,821	(69,466)

Other expense (income):
Interest expense	29,765	26,003	43,370	45,397
Other expense (income), net	(7,141)	5,227	(6,147)	848

Total other expenses	22,624	31,230	37,223	46,245

Loss from continuing operations before income taxes	(10,101)	(125,229)	(10,402)	(115,711)
Income tax expense (benefit)	2,218	(3,357)	1,894	(2,514)

Loss from continuing operations	(12,319)	(121,872)	(12,296)	(113,197)
Income from discontinued operations	20	894	29	1,376

Net loss	$(12,299)	$(120,978)	$(12,267)	$(111,821)

Revenues and Expenses

Revenue and expenses leading to operating income (loss) are analyzed by operating segment below.

Interest Expense

Interest expense increased in the second quarter of 2011 to $30 million from $26 million in the second quarter of 2010. This increase is due primarily to the write-off of $17.3 million in unamortized capitalized loan fees related to the credit facility that was refinanced in June 2011, offset by lower outstanding debt balances in 2011 due to the retirement of the SemCrude Pipeline credit facility at the end of September 2010 and the repayments on our revolving credit facility. The second quarter of 2010 also included one-time charges related to the Company’s election to defer interest on the term loan included in the credit facility ($3.5 million) and the accelerated write-off of certain capitalized loan fees related to the credit facility ($1.8 million). Interest expense decreased in the six months ended June 30, 2011 to $43 million from $45 million for the six months ended June 30, 2010. This decrease is due primarily to the retirement of the SemCrude Pipeline credit facility at the end of September 2010 and repayments on our revolving credit facility.

Income Tax Expense (Benefit)

The effective tax rate was (22)% for the three months ended June 30, 2011 and 3% for the three months ended June 30, 2010. The effective tax rate was (18)% for the six months ended June 30, 2011 and 2% for the six months ended June 30, 2010. Significant items that impacted the effective tax rate for each period, as compared to the U.S. Federal statutory rate of 35%, include earnings in foreign jurisdictions taxed at lower rates and the full valuation allowance which was recorded against our deferred tax assets. Further, the foreign earnings are taxed in foreign jurisdictions as well as in the U.S., since they are disregarded entities for U.S. federal income tax purposes. Deferred tax liabilities, with the exception of those related to certain long-lived assets, have been considered as a source of future taxable income in establishing the amount of the valuation allowance. These combined factors, and the magnitude of permanent items impacting the tax rate relative to income from continuing operations before income taxes, result in rates that are not comparable between the periods.

Results of Operations by Reporting Segment

SemCrude

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. $ in thousands)	2011	2010	2011	2010
Revenue	$110,714	$35,293	$194,505	$100,185
Expenses
Costs of products sold	96,144	12,780	162,144	51,290
Operating	4,491	7,952	9,153	14,396
General and administrative	2,111	4,085	4,468	9,986
Depreciation and amortization	2,700	8,676	5,383	16,713
Loss (gain) on disposal or impairment	10	3	12	46

Total expenses	105,456	33,496	181,160	92,431
Equity earnings in White Cliffs	4,086	—	6,150	—

Operating income	$9,344	$1,797	$19,495	$7,754

Three months ended June 30, 2011 versus three months ended June 30, 2010

Revenue

Revenue increased in the three months ended June 30, 2011 to $111 million from $35 million in the first three months ended June 30, 2010.

	Three Months Ended June 30,
	2011	2010
	($ in millions)
Product revenue	$271	$139
ASC 845-10-15	(169)	(128)

Net product revenue	102	11
Service revenue	9	25
Other	—	1
Net unrealized gain (loss) on derivatives	—	(2)

Total revenue	$111	$35

Product revenue increased in the three months ended June 30, 2011 to $271 million from $139 million in the three months ended June 30, 2010. The increase was primarily a result of an increase in sales volumes to 2.7 million barrels for the three months ended June 30, 2011 from 1.8 million barrels for the same period in 2010, and an increase in the average sales price of crude oil to $102 per barrel for the three months ended June 30, 2011 from $77 per barrel for the same period in 2010.

The increase in sales volume is primarily the result of an increase in buy/sell transactions to 1.5 million barrels in the three months ended June 30, 2011 compared to 0.4 million barrels for the same period in 2010. We define a buy/sell transaction as one through which we are able to lock in a fixed margin that is, in effect, economically equivalent to a transportation fee. We accomplish this by purchasing crude oil from a producer or supplier at a designated receipt point at an index price, less a transportation fee, and simultaneously selling an identical volume of crude oil at a designated delivery point to the same party at the same index price. The increase in buy/sell activity was offset, in part, by a decrease of 0.3 million barrels of marketing activity.

ASC 845-10-15, “Nonmonetary Transactions,” requires certain transactions – those where inventory is purchased from a customer then resold to the same customer – to be presented in the income statement on a net basis. This results in a reduction of revenue and costs of products sold by the same amount, but has no effect on operating income (loss). However, changes in the level of such purchase and sale activity between periods can have an effect on the comparison between those periods. Revenue was reduced by $169 million and $128 million during the three months ended June 30, 2011 and 2010, respectively, in accordance with ASC 845-10-15.

Service revenue decreased in the three months ended June 30, 2011 to $9 million from $25 million from the three months ended June 30, 2010. Of this decrease, $12 million relates to the fact that White Cliffs Pipeline was consolidated until the end of September 2010, but has been accounted for under the equity method since then. (See Note 3 to our condensed consolidated financial statements in this Form 10-Q for additional information related to White Cliffs Pipeline.) In addition, storage revenue decreased $1.8 million in the three months ended June 30, 2011 compared to the same period in 2010, as a result of a decrease in storage rates. Also, transportation revenue decreased $1.7 million in 2011 compared to the same period in 2010. This decrease reflects increased use of buy/sell transactions (as described above) to achieve transportation margin.

Costs of products sold

Costs of products sold increased in the three months ended June 30, 2011 to $96 million from $13 million for the same period in 2010. Costs of products sold were reduced by $169 million and $128 million in the three months ended June 30, 2011 and 2010, respectively, in accordance with ASC 845-10-15. Costs of products sold increased in the three months ended June 30, 2011 as a result of an increase in the average cost of crude oil per barrel to $99 from $77 per barrel for the same period in 2010 and an increase in the volume sold to 2.7 billion barrels for the three months ended June 30, 2011 from 1.8 million barrels for the same period in 2010.

Operating expense

Operating expense decreased in the three months ended June 30, 2011 to $4 million from $8 million in the three months ended June 30, 2010. The decrease is due primarily to a bad debt expense of $2.5 million related to a customer that declared bankruptcy and $2.4 million related to White Cliffs Pipeline in the three months ended June 30, 2010. This decrease was offset, in part, by increased costs of $1.2 million related to labor costs, field expenses and maintenance.

General and administrative expense

General and administrative expense decreased in the three months ended June 30, 2011 to $2 million from $4 million for the same period in 2010. Approximately $1.1 million of this decrease is related to a reduction in corporate overhead allocated to this reporting segment. Following the completion of a transfer pricing study in late 2010, the Company revised its corporate overhead allocation methodology such that certain corporate costs are not allocated. The remainder of the reduction is due primarily to the fact that White Cliffs Pipeline was not consolidated during 2011.

Depreciation and amortization

Depreciation and amortization expense decreased in the three months ended June 30, 2011 to $3 million from $9 million in the three months ended June 30, 2010. This decrease is due to the fact that White Cliffs Pipeline was not consolidated during 2011.

Six months ended June 30, 2011 versus six months ended June 30, 2010

Revenue

Revenue increased in the six months ended June 30, 2011 to $195 million from $100 million in the six months ended June 30, 2010.

	Six Months Ended June 30,
	2011	2010
	($ in millions)
Product revenue	$482	$226
ASC 845-10-15	(307)	(174)

Net product revenue	175	52
Service revenue	18	49
Other	—	1
Net unrealized gain (loss) on derivatives	2	(2)

Total revenue	$195	$100

Product revenue increased in the six months ended June 30, 2011 to $482 million from $226 million in the six months ended June 30, 2010. The increase was primarily a result of an increase in sales volumes to 4.9 million barrels for the six months ended June 30, 2011 from 2.8 million barrels for the same period in 2010, and an increase in the average sales price of crude oil to $97 per barrel for the six months ended June 30, 2011 from $77 per barrel for the same period in 2010.

The increase in sales volume is primarily the result of an increase in buy/sell transactions (as defined above) to 2.8 million barrels in the six months ended June 30, 2011 compared to 0.4 million barrels for the same period in 2010. The increase in buy/sell activity was offset, in part, by a decrease of 0.3 million barrels of marketing activity.

ASC 845-10-15, “Nonmonetary Transactions,” requires certain transactions – those where inventory is purchased from a customer then resold to the same customer – to be presented in the income statement on a net basis. This results in a reduction of revenue and costs of products sold by the same amount, but has no effect on operating income (loss). However, changes in the level of such purchase and sale activity between periods can have an effect on the comparison between those periods. Revenue was reduced by $307 million and $174 during the six months ended June 30, 2011 and 2010, respectively, in accordance with ASC 845-10-15.

Service revenue decreased in the six months ended June 30, 2011 to $18 million from $49 million from the six months ended June 30, 2010. Of this decrease, $24 million relates to the fact that White Cliffs Pipeline was consolidated until the end of September 2010, but has been accounted for under the equity method since then. (See Note 3 to our condensed consolidated financial statements in this Form 10-Q for additional information related to White Cliffs Pipeline.) In addition, transportation revenue decreased $3.4 million in the six months ended June 30, 2011 compared to the same period in 2010. This decrease reflects increased use of buy/sell transactions (as described above) to achieve transportation margin and the completion of a take-or-pay contract. Also, storage revenue decreased $2.5 million in the six months ended June 30, 2011 compared to the same period in 2010 as a result of a decrease in storage rates.

Costs of products sold

Costs of products sold increased in the six months ended June 30, 2011 to $162 million from $51 million in the six months ended June 30, 2010. Costs of products sold were reduced by $307 million and $174 million in the six months ended June 30, 2011 and 2010, respectively, in accordance with ASC 845-10-15. Costs of products sold increased in the six months ended June 30, 2011 as a result of an increase in the average cost of crude oil per barrel to $94 from $76 per barrel for the same period in 2010 and an increase in the volume sold to 4.9 million barrels for the six months ended June 30, 2011 from 2.8 million barrels for the same period in 2010.

Operating expense

Operating expense decreased in the six months ended June 30, 2011 to $9 million from $14 million in the six months ended June 30, 2010. The decrease is due primarily to a bad debt expense of $3.6 million related to a customer that declared bankruptcy and $4.1 million related to White Cliffs Pipeline in the six months ended June 30, 2010. This decrease was offset, in part, by increased costs of $1.8 million related to labor costs, field expenses and maintenance.

General and administrative expense

General and administrative expense decreased in the six months ended June 30, 2011 to $4 million from $10 million in the six months ended June 30, 2010. Approximately $2.9 million of this decrease is related to a reduction in corporate overhead allocated to this reporting segment. Following the completion of a transfer pricing study in late 2010, the Company revised its corporate overhead allocation methodology such that certain corporate costs are not allocated. The remainder of the reduction is due primarily to the fact that White Cliffs Pipeline was not consolidated during 2011.

Depreciation and amortization

Depreciation and amortization expense decreased in the six months ended June 30, 2011 to $5 million from $17 million in the six months ended June 30, 2010. This decrease is due to the fact that White Cliffs Pipeline was not consolidated during 2011.

SemStream

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. $ in thousands)	2011	2010	2011	2010
Revenue	$126,079	$91,105	$362,019	$349,056
Expenses
Costs of products sold	128,829	97,626	354,441	332,140
Operating	2,605	2,629	5,389	5,061
General and administrative	2,655	3,519	5,382	7,430
Depreciation and amortization	1,734	1,635	3,422	3,230
Loss (gain) on disposal or impairment	67	(11)	64	(34)

Total expenses	135,890	105,398	368,698	347,827

Operating income (loss)	$(9,811)	$(14,293)	$(6,679)	$1,229

Three months ended June 30, 2011 versus three months ended June 30, 2010

Revenue

Revenue increased in the three months ended June 30, 2011 to $126 million from $91 million in the three months ended June 30, 2010.

	Three Months Ended June 30,
	2011	2010
	($ in millions)
Product revenue	$156	$112
Realized gain (loss) on derivatives	(5)	(2)
ASC 845-10-15	(30)	(23)

Net product revenue	121	87
Service revenue	3	2
Net unrealized gain (loss) on derivatives	2	2

Total revenue	$126	$91

Product revenue increased in the quarter ended June 30, 2011 to $156 million from $112 million in the quarter ended June 30, 2010. The effect of higher prices ($1.47/gallon versus $1.18/gallon) accounted for 69 percent of this increase and higher volume (107 million gallons versus 96 million gallons) accounts for the remaining 31 percent of the increase.

We recorded $5 million in realized losses on derivatives in the three months ended June 30, 2011 compared to $2 million of such losses in the three months ended June 30, 2010.

ASC 845-10-15, “Nonmonetary Transactions,” requires certain transactions – those where inventory is purchased from a customer then resold to the same customer – to be presented in the income statement on a net basis. This results in a reduction of revenue and costs of products sold by the same amount, but has no effect on operating income (loss). However, changes in the level of such purchase and sale activity between periods can have an effect on the comparison between those periods. Revenue was reduced by $30 million and $23 million during the quarter ended June 30, 2011 and 2010, respectively, in accordance with ASC 845-10-15.

During the first three months of 2011, we entered into a number of fixed price sales contracts. Subsequently, prices rose to levels that are unusually high for this time of year. Fixed price sales accounted for 67 percent of the volume related to net product revenue in the three months ended June 30, 2011.

Costs of products sold

Costs of products sold increased in the quarter ended June 30, 2011 to $129 million from $98 million in the quarter ended June 30, 2010. On a per unit basis, the costs of products sold increased to $1.49 per gallon from $1.26 per gallon. Costs of products sold were reduced by $30 million and $23 million, respectively, in accordance with ASC 845-10-15.

General

In every category of expense, the amounts for the second quarter of 2011 are roughly equivalent to those of the second quarter of 2010.

Six months ended June 30, 2011 versus six months ended June 30, 2010

Revenue

Revenue increased in the six months ended June 30, 2011 to $362 million from $349 million in the six months ended June 30, 2010.

	Six Months Ended June 30,
	2011	2010
	($ in millions)
Product revenue	$435	$373
Realized gain (loss) on derivatives	(10)	(17)
ASC 845-10-15	(71)	(35)

Net product revenue	354	321
Service revenue	3	3
Net unrealized gain (loss) on derivatives	5	25

Total revenue	$362	$349

Product revenue increased in the six months ended June 30, 2011 to $435 million from $373 million in the six months ended June 30, 2010. The effect of higher prices ($1.43 per gallon versus $1.28 per gallon) accounted for 75 percent of this increase and higher volume (305 million gallons versus 292 million gallons) accounts for the remaining 25 percent of this increase

We recorded $10 million in realized losses on derivatives in the six months ended June 30, 2011 compared to $17 million of such losses in the six months ended June 30, 2010.

ASC 845-10-15, “Nonmonetary Transactions,” requires certain transactions – those where inventory is purchased from a customer then resold to the same customer – to be presented in the income statement on a net basis. This results in a reduction of revenue and costs of products sold by the same amount, but has no effect on operating income (loss). However, changes in the level of such purchase and sale activity between periods can have an effect on the comparison between those periods. Revenue was reduced by $71 million and $35 million during the six months ended June 30, 2011 and 2010, respectively, in accordance with ASC 845-10-15.

During the first six months of 2011, we entered into a number of fixed price sales contracts. Subsequently, prices rose to levels that are unusually high for this time of year. Fixed price sales accounted for 55 percent of the volume related to net product revenue in the six months ended June 30, 2011.

Costs of products sold

Costs of products sold increased in the six months ended June 30, 2011 to $354 million from $332 million in the six months ended June 30, 2010. On a per unit basis, the costs of products sold increased to $1.39 per gallon from $1.26 per gallon.

Costs of products sold were reduced by $71 million and $35 million in the six months ended June 30, 2011 and 2010, respectively, in accordance with ASC 845-10-15. In addition, as a result of fresh-start reporting, inventory was revalued from historical weighted average costs to current market value on November 30, 2009. The revaluation increased the costs of products sold in the first six months of 2010 by approximately $27 million over what would have otherwise been the case.

General and administrative expense

General and administrative expense decreased in the six months ended June 30, 2011 to $5 million from $7 million in the six months ended June 30, 2010. This decrease is primarily a result of a reduction in corporate overhead allocated to this reporting segment. Following the completion of a transfer pricing study in late 2010, the Company revised its corporate overhead allocation methodology such that certain corporate costs are not allocated.

SemLogistics

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. $ in thousands)	2011	2010	2011	2010
Revenue	$6,604	$8,599	$14,585	$18,384
Expenses
Costs of products sold	—	—	—	—
Operating	1,740	2,050	3,565	4,109
General and administrative	1,840	1,269	3,672	2,743
Depreciation and amortization	2,324	1,907	4,604	3,871
Loss (gain) on disposal or impairment	—	—	—	—

Total expenses	5,904	5,226	11,841	10,723

Operating income	$700	$3,373	$2,744	$7,661

Three months ended June 30, 2011 versus three months ended June 30, 2010

Revenue

Revenue decreased in the three months ended June 30, 2011 to $7 million from $9 million in the three months ended June 30, 2010. The decline in revenue is a result of a decline in the volume of storage leased. Current high crude oil prices and a backwardated clean products market, (i.e., when prices for future deliveries are lower than current prices) have a negative effect on storage economics. As a result, the demand for storage is currently depressed and is negatively affecting contract renewals. We expect this to be a short-term situation; however, it appears to result from a number of political and economic factors over which we have no control.

General

In every category of expense, the amounts for the second quarter of 2011 are roughly equivalent to those of the second quarter of 2010. We have classified approximately $1.6 million of expense previously reported for the three months ended June 30, 2010 from general and administrative to operating expense, to conform to the current presentation.

Six months ended June 30, 2011 versus six months ended June 30, 2010

Revenue

Revenue decreased in the six months ended June 30, 2011 to $15 million from $18 million in the six months ended June 30, 2010. The decline in revenue is a result of a decline in the volume of storage leased. Current high crude oil prices and a backwardated clean products market, (i.e., when prices for future deliveries are lower than current prices) have a negative effect on storage economics. As a result, the demand for storage is currently depressed and is negatively affecting contract renewals. We expect this to be a short-term situation; however, it appears to result from a number of political and economic factors over which we have no control.

Depreciation and amortization

Depreciation and amortization expense increased in the six months ended June 30, 2011 to $5 million from $4 million in the six months ended June 30, 2010. This increase is a result of capital additions made in 2010 and 2011.

General

In every other category of expense, the amounts for the six months ended June 30, 2011 are roughly equivalent to those of the corresponding period in 2010. We have classified approximately $3.0 million of expense previously reported for the six months ended June 30, 2010 from general and administrative to operating expense, to conform to the current presentation.

SemCAMS

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. $ in thousands)	2011	2010	2011	2010
Revenue	$45,879	$37,973	$80,636	$68,479
Expenses
Costs of products sold	—	91	10	94
Operating	27,862	23,867	50,766	42,930
General and administrative	2,448	4,434	9,359	10,964
Depreciation and amortization	2,613	1,957	5,169	4,652
Loss (gain) on disposal or impairment	—	(15)	—	(15)

Total expenses	32,923	30,334	65,304	58,625

Operating income	$12,956	$7,639	$15,332	$9,854

Three months ended June 30, 2011 versus three months ended June 30, 2010

Revenue

Revenue increased in the second quarter of 2011 to $46 million from $38 million in the second quarter of 2010. This increase results from a favorable lawsuit settlement ($6.1 million), foreign exchange gain ($2.7 million) and increased costs recoverable from producers ($1.3 million), offset in part by revenue lost due to a plant outage ($1.6 million) and lower capital fees ($0.6 million). The plant outage occurred at one of our processing facilities starting on May 5, 2011, and ended on May 20, 2011. The outage was caused by a mechanical failure.

Operating expense

Operating expense increased in the second quarter of 2011 to $28 million from $24 million in the second quarter of 2010. This increase results from higher general maintenance costs ($3.5 million), repairs related to the plant outage noted above ($2.0 million) and foreign exchange fees ($1.6 million), offset in part by lower power costs ($1.6 million), recovery of a previously written off receivable and a reduction in accruals.

We have reclassified approximately $1.3 million of expense previously reported for the three months ended June 30, 2010, from operating to general and administrative expense to conform to the current presentation.

General and administrative

General and administrative expense decreased in the three months ended June 30, 2011 to $2 million from $4 million in the three months ended June 30, 2010. This decrease results from reduced employee costs ($1.4 million) and lower overhead allocations ($0.7 million).

Six months ended June 30, 2011 versus six months ended June 30, 2010

Revenue

Revenue increased in the six months ended June 30, 2011 to $81 million from $68 million in the six months ended June 30, 2010. This increase results from a favorable lawsuit settlement ($6.1 million), increased costs recoverable from producers ($5.9 million) and foreign exchange gain ($4.6 million), offset in part by revenue lost due to two plant outages ($3.3 million) and lower capital fees ($0.8 million). The first plant outage began on March 10, 2011 and ended on April 7, 2011. The second plant outage began on May 5, 2011 and ended on May 20, 2011. In both cases, the outage was caused by a mechanical failure.

Operating expense

Operating expense increased in the six months ended June 30, 2011 to $51 million from $43 million in the six months ended June 30, 2010. This increase is due primarily to repairs related to the plant outages noted above ($3.3 million), increased general maintenance costs ($3.0 million), increased contract services and materials ($3.0 million) and foreign exchange loss ($2.8 million), offset in part by recovery of previously written off receivables ($4.5 million) and reductions in accruals.

We have reclassified approximately $1.8 million of expense previously reported for the six months ended June 30, 2010 from operating to general and administrative expense to conform to the current presentation.

General and administrative

General and administrative expense decreased in the six months ended June 30, 2011 to $9 million from $11 million in the six months ended June 30, 2010. This decrease results from reduced employee costs ($2.3 million) and lower overhead allocation ($1.8 million), offset in part by severance costs ($2.3 million).

SemMexico

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. $ in thousands)	2011	2010	2011	2010
Revenue	$54,551	$39,834	$99,281	$66,874
Expenses
Costs of products sold	46,917	34,079	86,555	56,881
Operating	715	1,157	2,848	2,089
General and administrative	3,363	3,048	6,158	6,072
Depreciation and amortization	1,627	1,516	3,259	3,072
Loss (gain) on disposal or impairment	(143)	(14)	(206)	(14)

Total expenses	52,479	39,786	98,614	68,100

Operating income (loss)	$2,072	$48	$667	$(1,226)

Three months ended June 30, 2011 versus three months ended June 30, 2010

Revenue

Revenue increased in the second quarter of 2011 to $55 million from $40 million in the second quarter of 2010. Higher volume (93 thousand tons versus 75 thousand tons) accounts for 63 percent of the increase and higher prices ($587 per ton versus $529 per ton) accounts for the remaining 37 percent of the increase.

Costs of products sold

Costs of products sold increased in the second quarter of 2011 to $47 million from $34 million in the second quarter of 2010. On a per unit basis, the cost of products sold increased to $505 per ton from $452 per ton.

General

In all other categories of expense, the amounts for the three months ended June 30, 2011 are roughly equivalent to those of the same period in 2010.

Six months ended June 30, 2011 versus six months ended June 30, 2010

Revenue

Revenue increased in the six months ended June 30, 2011 to $99 million from $67 million in the six months ended June 30, 2010. Higher volume (181 thousand tons versus 132 thousand tons) accounts for 75 percent of the increase and higher prices ($549 per ton versus $505 per ton) account for the remaining 25 percent of the increase.

Costs of products sold

Costs of products sold increased in the six months ended June 30, 2011 to $87 million from $57 million in the same period in 2010. On a per unit basis, the cost of products sold increased to $479 per ton from $429 per ton.

Operating

Operating expense increased in the six months ended June 30, 2011 to $3 million from $2 million in the same period in 2010. The primary reason for this change is an increase in bad debt expense. In addition, higher utility costs resulted from the production of products requiring additional processing.

General

In all other categories of expense, the amounts for the six months ended June 30, 2011 are roughly equivalent to those of the same period in 2010.

SemGas

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. $ in thousands)	2011	2010	2011	2010
Revenue	$25,355	$17,968	$46,326	$39,234
Expenses
Costs of products sold	17,447	11,987	31,638	26,882
Operating	2,009	1,551	3,849	2,745
General and administrative	1,412	2,285	3,239	5,278
Depreciation and amortization	1,453	1,381	2,882	2,682
Loss (gain) on disposal or impairment	—	(19)	—	(19)

Total expenses	22,321	17,185	41,608	37,568

Operating income (loss)	$3,034	$783	$4,718	$1,666

Three months ended June 30, 2011 versus three months ended June 30, 2010

Revenue

Revenue increased in the three months ended June 30, 2011 to $25 million from $18 million for the three months ended June 30, 2010. Higher sales prices ($5.50/mcf versus $4.59/mcf) account for 57 percent of this increase and higher volume (4,608 mmcf versus 3,917 mmcf) accounts for the remaining 43 percent of the increase. The increase in volume is a result of increased drilling and production in the area served by our gas plants in Hopeton and Nash, Oklahoma.

Costs of products sold

Costs of products sold increased in the three months ended June 30, 2011 to $17 million from $12 million in the three months ended June 30, 2010. On a per unit basis, the costs of products sold increased to $3.79/mcf from $3.06/mcf.

General and administrative

General and administrative expense decreased in the three months ended June 30, 2011, to $1 million from $2 million in the three months ended June 30, 2010. This decrease is primarily a result of a reduction in corporate overhead allocated to this reporting segment. Following the completion of a transfer pricing study in late 2010, the Company revised its corporate overhead allocation methodology such that certain corporate costs are not allocated.

Six months ended June 30, 2011 versus six months ended June 30, 2010

Revenue

Revenue increased in the six months ended June 30, 2011 to $46 million from $39 million for the same period in 2010. Higher sales prices ($5.31/mcf versus $5.06/mcf) account for 30 percent of this increase and higher volume (8,730 mmcf versus 7,753 mmcf) accounts for the remaining 70 percent of the increase. The increase in volume is a result of increased drilling and production in the area served by our gas plants in Hopeton and Nash, Oklahoma.

Costs of products sold

Costs of products sold increased in the six months ended June 30, 2011 to $32 million from $27 million in the same period in 2010. On a per unit basis, the costs of products sold increased to $3.62/mcf from $3.47/mcf.

Operating

Operating expense increased in the six months ended June 30, 2011 to $4 million from $3 million in the same period of 2010. This increase is a result of higher property taxes, insurance and field expenses resulting from additional assets and higher volumes. In addition, 2010 benefitted from the collection of a previous reserve account receivable ($200 thousand) and a property tax refund ($270 thousand).

General and administrative expense

General and administrative expense decreased in the six months ended June 30, 2011 to $3 million from $5 million in the six months ended June 30, 2010. This decrease is primarily a result of a reduction in corporate overhead allocated to this reporting segment. Following the completion of a transfer pricing study in late 2010, the Company revised its corporate overhead allocation methodology such that certain corporate costs are not allocated. In addition, employment expense is lower by approximately $175 thousand as a result of a reduction in the number of employees.

Other and Eliminations

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. $ in thousands)	2011	2010	2011	2010
Revenue	$(24,963)	$85,127	$(46,179)	$149,693
Expenses
Costs of products sold	(24,966)	81,585	(46,418)	142,277
Operating	5	1,254	58	1,937
General and administrative	4,969	1,729	8,102	5,160
Depreciation and amortization	807	2,480	1,541	5,298
Loss (gain) on disposal or impairment	(6)	91,425	(6)	91,425

Total expenses	(19,191)	178,473	(36,723)	246,097

Operating loss	$(5,772)	$(93,346)	$(9,456)	$(96,404)

Other and Eliminations is not an operating segment. This table is included to permit the reconciliation of segment information to that of the consolidated Company. We sold the property, plant and equipment of SemCanada Crude during the fourth quarter of 2010 and began winding down its operations. SemCanada Crude ceased to be an operating segment during the fourth quarter of 2010 and its results of operations for the three months and six ended June 30, 2010 are included in the table above.

Liquidity and Capital Resources

Sources and Uses of Cash

Revolving Credit Facility

On June 20, 2011, we entered into a new five-year $325.0 million revolving credit facility, which can be utilized by our SemCrude, SemStream, SemCAMS and SemGas segments. This revolving credit facility replaced the existing revolving credit facility. There were no existing borrowings on the previous revolving credit facility at June 20, 2011, when this facility was retired. There was $11.0 million outstanding on the new revolving credit facility at June 30, 2011 and the interest rate in effect was 5.75%.

The revolving credit facility includes a $250.0 million sub-limit for the issuance of letters of credit for the account of SemGroup or its loan parties in U.S. Dollars, and within this sublimit, $10.0 million may be utilized for the issuance of letters of credit for the account of one of our Canadian subsidiaries, SemCAMS ULC. Letters of credit bear interest from 2.5% to 4.0%, based on a leverage ratio, and are charged a fronting fee of 0.25%. At June 30, 2011, there were $93.6 million of letters of credit outstanding and the interest rate in effect was 3.5%.

At our option, amounts borrowed under the revolving credit facility will bear interest at either the Eurodollar rate or an alternate base rate (“ABR”), plus, in each case, an applicable margin. The applicable margin will range from 2.50% to 4.00% in the case of a Eurodollar rate loan, and from 1.50% to 3.00% in the case of an ABR loan, based on a leverage ratio. We elect the alternate base rate primarily for short-term borrowings. A three-day notice is required to initiate a Eurodollar-based borrowing.

We are required to pay a commitment fee of 0.50% on the unused portion of the revolving line of credit, which was $220.4 million at June 30, 2011. Additionally, we pay an administrative fee of $0.1 million annually. Alternative base rate interest and bank fees are paid quarterly, Eurodollar interest is paid at the end of each interest period.

All outstanding borrowings under the revolving credit facility will be due and payable on June 20, 2016. All letters of credit will expire on June 13, 2016.

Term Loan A

On June 20, 2011, we entered into a five-year term loan A credit facility with a principal balance of $75.0 million. Beginning on September 30, 2011 we are required to make principal payments per the schedule below (amounts in thousands):

Year ended December 31, 2011	$1,875
Year ended December 31, 2012	4,500
Year ended December 31, 2013	6,375
Year ended December 31, 2014	9,375
Year ended December 31, 2015	16,875
Year ended December 31, 2016	36,000

Total	$75,000

The term loan A bears interest at our option either at the Eurodollar rate or an alternate base rate (“ABR”), plus an applicable margin. The applicable margin will range from 2.50% to 4.00% in the case of a Eurodollar rate loan, and from 1.50% to 3.00% in the case of an ABR loan with respect to the term loan A, based on a leverage ratio. At June 30, 2011, the rate was 3.69%.

All amounts outstanding under the term loan A will be due and payable on June 20, 2016.

Term Loan B

On June 20, 2011, we entered into a new seven-year term loan B credit facility with a principal balance of $200.0 million. This facility, along with the term loan A described above, replaced the existing term loan facility of $308.0 million, which was paid in full on June 20, 2011.

Beginning on September 30, 2011, we are required to make principal payments per the schedule below (amounts in thousands):

Year ended December 31, 2011	$1,000
Year ended December 31, 2012	2,000
Year ended December 31, 2013	2,000
Year ended December 31, 2014	2,000
Year ended December 31, 2015	2,000
Year ended December 31, 2016	2,000
Year ended December 31, 2017	2,000
Year ended December 31, 2018	187,000

Total	$200,000

The term loan B bears interest at our option either at the Eurodollar rate or an alternate base rate, plus an applicable margin. The applicable margin relating to any Eurodollar loan with respect to the term loan B is 4.50% and the applicable margin relating to any ABR loan with respect to the term loan B is 3.50%. At June 30, 2011, the rate was 5.75%.

The principal amounts on the term loan B will be repaid in consecutive quarterly installments commencing on September 30, 2011, of 0.25% of the outstanding balance.

All amounts outstanding under the term loan B will be due and payable on June 20, 2018.

The above credit facilities may, under certain conditions, be increased by up to an additional $125.0 million in aggregate. During July 2011, the capacity on the revolving credit facility was increased by $25.0 million to $350.0 million.

We paid $11.0 million of fees to lenders and advisors at the inception of the credit agreement for the above credit facilities which were recorded in other noncurrent assets and are being amortized over the life of the agreement. We paid an additional $0.4 million of fees in July 2011 when we increased the capacity of the revolver.

Under the terms of the credit agreement, we will be required to enter into a derivative instrument, such as an interest swap or cap agreement, designed to mitigate our risk associated with future increases in market interest rates. We will be required to enter into such an agreement prior to December 31, 2011, or sooner if the three year swap rate closing price exceeds 2.0%.

The agreement for the new credit facilities (which encompass the revolving credit facility and the term loans) contains various covenants that limit, among other things, SemGroup Corporation, as the borrower, with its restricted subsidiaries’ ability to incur indebtedness, grant certain liens supporting indebtedness, merge or consolidate, sell all or substantially all of its assets, enter into certain affiliate transactions, make certain distributions, and allow any material change in the nature of its business. Significant financial covenants under the credit facilities include:

•	Leverage Ratio – ratio of consolidated net debt to EBITDA (each as defined in the credit facilities, with EBITDA measured on a rolling four-quarter basis) must be no greater than 4.5 to 1

•

Interest Coverage Ratio – ratio of EBITDA to cash interest expense (each as defined in the credit facilities, measured on a rolling four-quarter basis, with the first full year of cash interest expense measured on an annualized basis) must be less than 2.5 to 1.

Each of the above ratios will be tested, beginning September 30, 2011, at the end of each fiscal quarter.

We generally have the right to make early principal payments on the term loans without incurring penalties for early repayment (although a premium of 1% may apply if we refinance the term loan B prior to June 20, 2012).

The revolver and term loans include customary events of default, including events of default relating to non-payment of principal and other amounts owing under the credit facilities from time to time, including in respect of letter of credit disbursement obligations, inaccuracy of representations and warranties in any material respect when made or when deemed made, violation of covenants, cross payment-defaults of SemGroup and its restricted subsidiaries to any material indebtedness, cross acceleration to any material indebtedness, bankruptcy and insolvency events, the occurrence of a change of control, certain unsatisfied judgments, certain ERISA events, certain environmental matters and certain assertions of or actual invalidity of certain loan documents. A default under the credit facilities would permit the participating banks to terminate commitments, require immediate repayment of any outstanding loans with interest and any unpaid accrued fees, and require the cash collateralization of outstanding letter of credit obligations. In addition, the credit facilities prohibit any commodity transactions that are not permitted by our Comprehensive Risk Management Policy.

The credit facilities restrict our ability to make certain types of payments relating to our capital stock, including the declaration or payment of dividends. Dividends are limited to $10 million plus an allowable amount as defined by the credit facilities. At June 30, 2011, dividends are limited to $10 million. The credit facilities are:

•	guaranteed by all of SemGroup’s material domestic subsidiaries; and

•	secured by a lien on substantially all of the property and assets of SemGroup and the loan parties, subject to customary exceptions.

The credit facilities permit, with certain conditions, the sale or transfer of assets into a Master Limited Partnership.

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

SemLogistics Credit Facility

SemLogistics entered into a credit agreement in December 2010, which includes a £15 million term loan and a £15 million revolving credit facility (U.S. $24 million each, at June 30, 2011 exchange rates). The facility is secured by the assets of SemLogistics Milford Haven Limited. The proceeds from this new facility were used to retire SemLogistics’ previous credit facility.

The term loan is to be repaid with quarterly payments of £250,000 during 2013, quarterly payments of £750,000 during 2014 and 2015, and a final payment of £8,750,000 on December 31, 2015. SemLogistics has the right to make early principal payments without incurring any penalties for early repayment.

The revolving credit facility can be utilized either for cash borrowings or letters of credit. Borrowings under the revolving facility may be repaid at any time up to the expiration of the facility on December 31, 2015. At June 30, 2011, no cash borrowings were outstanding under the revolving facility and no letters of credit were utilized.

Interest is charged on both the term loan and the revolving loans (including letters of credit) at a floating rate, which is calculated as the LIBOR plus a margin that ranges from 1.75% to 2.5%, depending on whether SemLogistics meets certain financial ratios specified in the agreement. The interest rate in effect at June 30, 2011 was 2.58%, which was calculated as 1.75% plus the LIBOR rate of 0.83%. The interest rate in effect at December 31, 2010 was 2.5%, which was calculated as 1.75% plus the LIBOR rate of 0.75%. Interest on the term loan and revolving facility are payable quarterly. In addition, a commitment fee of 0.50% is charged on any unused commitments under the facility and is payable quarterly. SemLogistics also paid fees of $1.3 million upon inception of the facility, which were recorded to other noncurrent assets and are being amortized over the life of the facility.

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

The facility is secured by the assets of SemLogistics. The facility contains covenants, which, among other things, restrict the ability of SemLogistics to incur additional indebtedness, create liens on assets, make investments, restricted payments, loans or advances, dispose of assets, or change the nature of its business. The facility contains covenants that require SemLogistics to maintain certain financial ratios specified in the agreement. At June 30, 2011, SemLogistics was in compliance with the covenants.

SemLogistics used the proceeds from the term loan to retire its previous credit agreement, which it had entered into on November 30, 2009. The previous facility bore interest at a floating rate which was calculated as LIBOR plus 5.5% (or 6.0%, if a specified financial target was not met). In addition, SemLogistics paid $2.1 million of fees to the lender at the inception of the agreement.

SemLogistics recorded interest expense of $0.3 million for the three months ended June 30, 2011 and $0.6 million for the six months ended June 30, 2011, including amortization of debt issuance costs. SemLogistics recorded interest expense of $0.6 million for the three months ended June 30, 2010 and $1.5 million for the six months ended June 30, 2010, including amortization of debt issuance costs. SemLogistics recorded the fair value of the interest swaps as a noncurrent liability of $0.3 million at June 30, 2011, with a corresponding adjustment to other comprehensive income (net of income taxes).

SemMexico Revolving Credit Facilities

During 2010, SemMexico entered into a credit agreement that allowed SemMexico to borrow up to 80 million Mexican pesos (U.S. $6.8 million at the June 30, 2011 exchange rate) at any time through June 2011. Borrowings on this facility are required to be repaid with monthly payments through May 2013. At June 30, 2011, borrowings of $76.7 million pesos (U.S. $6.5 million) were outstanding on this facility. Borrowings are unsecured and bear interest at the bank prime rate in Mexico plus 1.5%. At June 30, 2011, the interest rate in effect was 6.34%, calculated as 1.5% plus the bank prime rate of 4.84% at the time the funds were borrowed.

During 2011, SemMexico entered into an additional credit agreement that allows SemMexico to borrow up to 56 million Mexican pesos (U.S. $4.7 million at the June 30, 2011 exchange rate) at any time during the term of the facility, which matures in February 2012. Borrowings are unsecured and bear interest at the bank prime rate in Mexico plus 1.7%. The facility also includes letter of credit capacity of 196 million Mexican pesos (U.S. $16.6 million at the June 30, 2011 exchange rate). Letters of credit of 196 million Mexican pesos (U.S. $16.6 million at the June 30, 2011 exchange rate) were outstanding under this facility at June 30, 2011. Fees are charged on outstanding letters of credit at a rate of 0.45%.

Liquidity – Sources and Uses

Our primary sources of liquidity are cash flows generated from our operating activities and borrowing capacity under our revolving credit facility. Our primary liquidity requirements are working capital, debt service, contractual obligations and capital expenditures. The consolidated cash balance on June 30, 2011 (including restricted cash) was approximately $135.3 million. Of this amount, approximately $71.9 million was held in Canada and may be subject to tax if transferred to the United States. We expect to have adequate liquidity to fund our liquidity requirements over the foreseeable future from cash flows generated from operating activities and available borrowing capacity under our revolving credit facility.

The following table summarizes our changes in cash for the periods presented:

	Six Months Ended June 30,
(U.S. $ in thousands)	2011	2010
Statement of cash flow data:
Cash flows provided by (used for):
Operating activities	$70,597	$120,613
Investing activities	(27,491)	(12,683)
Financing activities	(43,808)	(67,409)

Subtotal	(702)	40,521
Effect of exchange rate on cash and cash equivalents	(720)	53

Change in cash and cash equivalents	$(1,422)	$40,574

Operating Activities

For the six months ended June 30, 2011, we had positive cash flows of $70.6 million from operating activities. A net loss of $12.3 million included non-cash expenses of $43.8 million. The primary non-cash expenses were $26.3 million of depreciation and amortization and $17.4 million of debt issuance cost write down. Changes in assets and liabilities increased operating cash flows by $39.1 million. The changes in assets and liabilities include a decrease in inventory of $44.5 million. The remaining elements in the changes in assets and liabilities net to a positive cash flow of $5.4 million.

For the six months ended June 30, 2010, we had positive cash flow of $120.6 million from operating activities. A net loss of $111.8 million included non-cash expenses of $117.8 million. Changes in assets and liabilities increased operating cash flows by $114.6 million. The most significant elements in the changes in assets and liabilities include a decrease in restricted cash of $138.1 million and a decrease in inventory of $71.8 million, partially offset by a decrease in payables to pre-petition creditors of $180.8 million. The remaining elements in the changes in assets and liabilities net to a positive $85.5 million.

Investing Activities

For the six months ended June 30, 2011, we had net outflows of $27.5 million from investing activities, primarily as a result of $32.9 million in capital expenditures.

For the six months ended June 30, 2010, we had net outflows of $12.7 million, primarily as a result of $20.8 million in capital expenditures, partially offset by $7.0 million of proceeds from the surrender of life insurance policies.

Financing Activities

For the six months ended June 30, 2011, we had net outflows from financing activities of $43.8 million, primarily as a result of $60.2 million of principal payments on debt offset in part by $26.4 million in borrowings.

For the six months ended June 30, 2010, we had net outflows from financing activities of $67.4 million, primarily as a result of $77.9 million of principal payments on debt, offset in part by $11.7 million in borrowings.

Off-Balance Sheet Arrangements

We do not use any off-balance sheet arrangements to enhance our liquidity and capital resources, or for any other purpose.

Capital Expenditures

We estimate that capital expenditures for 2011 will be approximately $80 million, including an estimated $55 million for growth projects and an estimated $25 million for maintenance projects. During the three months and six months ended June 30, 2011, we spent $23 million and $33 million (cash basis), respectively, on capital projects.

Commitments

There have been no material changes to our contractual obligations outside the ordinary course of our business from those previously disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010, although the value of product purchase commitments is greater at June 30, 2011 than it was at December 31, 2010.

We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We establish a margin for these purchases by entering into various types of physical and financial sale and exchange transactions through which we seek to maintain a position that is substantially balanced between purchases on the one hand and sales and future delivery obligations on the other. We account for these commitments as normal purchases and sales, and therefore we do not record assets or liabilities related to these agreements until the product is purchased or sold. At June 30, 2011, such commitments included the following (in thousands):

	Volume
	(barrels)	Value
Fixed price sales	150	$14,734
Floating price purchases	22,800	2,224,755
Floating price sales	21,742	2,221,430

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

Recent Accounting Pronouncements

No new accounting pronouncements have become effective during the three months ended June 30, 2011 that would have a material effect on our consolidated financial statements.

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

The table below outlines the range of NYMEX prompt month daily settle prices for crude oil and natural gas futures, and the range of daily propane spot prices provided by an independent, third-party broker for the three months and six months ended June 30, 2011 and the years ended December 31, 2010, 2009 and 2008.

	Light Sweet Crude Oil Futures ($ per Barrel)	Mont Belvieu (Non-LDH) Spot Propane ($ per Gallon)	Henry Hub Natural Gas Futures ($ per MMBtu)
Three Months Ended June 30, 2011
High	$113.93	$1.60	$4.85
Low	$90.61	$1.39	$4.04

High/Low Differential	$23.32	$0.21	$0.81

Six Months Ended June 30, 2011
High	$113.93	$1.63	$4.85
Low	$84.32	$1.30	$3.78

High/Low Differential	$29.61	$0.33	$1.07

Year Ended December 31, 2010
High	$91.51	$1.43	$6.01
Low	$68.01	$0.96	$3.29

High/Low Differential	$23.50	$0.47	$2.72

Year Ended December 31, 2009
High	$81.37	$1.31	$6.07
Low	$33.98	$0.60	$2.51

High/Low Differential	$47.39	$0.71	$3.56

Year Ended December 31, 2008
High	$145.29	$1.98	$13.58
Low	$33.87	$0.54	$5.29

High/Low Differential	$111.42	$1.44	$8.29

Revenue from our asset-based activities is dependent upon fixed capacity fees for capacity leased to third parties, throughput volume, tariff rates (which may be fixed or variable), the amount of capacity we use for our own operational or marketing activities and the price levels for the commodity marketed, and the level of other fees generated at our facilities. Profit from our marketing activities is dependent on our ability to sell petroleum products at prices in excess of our aggregate cost. Margins may be affected during transitional periods between a backwardated market (when the prices for future deliveries are lower than the current prices) and a contango market (when prices for future deliveries are higher than the current prices). Our petroleum product marketing revenues within each of our segments are modestly affected by the absolute level of petroleum product prices, including the levels of market-related indices, and are affected by overall levels of supply and demand for petroleum products.

Based on our open derivative contracts at June 30, 2011, a 5% increase in the applicable market price or prices (a 5% upward parallel price shift) for each derivative contract would result in a $0.8 million decrease in our product sales revenues. A 5% decrease in the applicable market price or prices (a 5% downward parallel price shift) for each derivative contract would result in a $0.8 million increase in our product sales revenues. However, the increases or decreases in product sales revenues we recognize from our open derivative contracts employed as hedges are generally offset by higher or lower product sales revenues when the physical sale of the product occurs, usually in future periods. These derivative contracts may be for the purchase or sale of products or in markets different from the physical markets in which we are attempting to hedge our exposure, or may have location or timing differences relative to the physical market sales. As a result of these factors, our hedges may not eliminate all price risks and may increase or decrease revenues in periods different from revenues of the physical sales being hedged. Moreover, market price shifts other than parallel price shifts affecting all products, locations, and time periods equally may increase or decrease our product sales revenues differently, and potentially significantly differently, than the amounts indicated above.

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

Interest Rate Risk

We utilize both fixed and variable rate debt and are exposed to market risk due to the floating interest rates on our credit facilities. Therefore, from time-to-time we may utilize interest rate derivatives to manage interest obligations on specific debt issuances. Our variable rate debt bears interest at LIBOR or prime, subject to certain floors, plus the applicable margin. At June 30, 2011, an increase in these base rates of 1%, above the base rate floors, would increase our interest expense by $0.3 million per year.

The average interest rates presented below are based upon rates in effect at June 30, 2011 and December 31, 2010. The carrying value of the variable rate instruments in our credit facilities approximate fair value primarily because our rates fluctuate with prevailing market rates.

The following table summarizes our debt obligations:

Liabilities	June 30, 2011	December 31, 2010
Short-term debt - variable rate	$9.1 million	$0.0 million
Average interest rate	5.12%	—%
Long-term debt - variable rate	$307 million *	$37.2 million
Average interest rate	5.03%	4.65%
Long-term debt - fixed rate	$0.0 million	$308.7 million
Fixed interest rate	—%	9.00%

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

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), are effective as of June 30, 2011. This conclusion is based on an evaluation conducted under the supervision and participation of our Chief Executive Officer and Chief Financial Officer along with our management. Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. (Reserved)

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

10	Credit Agreement dated as of June 17, 2011 among SemGroup Corporation, as borrower, the lenders party thereto from time to time, and the Royal Bank of Scotland PLC, as Administrative Agent and Collateral Agent (filed as Exhibit 10 to our current report on Form 8-K dated June 17, 2011, filed June 21, 2011, and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Norman J. Szydlowski, Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.

32.1	Section 1350 Certification of Norman J. Szydlowski, Chief Executive Officer.

32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months and six months ended June 30, 2011 and 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2011	SEMGROUP CORPORATION

	By:	/s/ Robert N. Fitzgerald
Robert N. Fitzgerald
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

10	Credit Agreement dated as of June 17, 2011 among SemGroup Corporation, as borrower, the lenders party thereto from time to time, and the Royal Bank of Scotland PLC, as Administrative Agent and Collateral Agent (filed as Exhibit 10 to our current report on Form 8-K dated June 17, 2011, filed June 21, 2011, and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Norman J. Szydlowski, Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.

32.1	Section 1350 Certification of Norman J. Szydlowski, Chief Executive Officer.

32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months and six months ended June 30, 2011 and 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) the Notes to Condensed Consolidated Financial Statements.