Form 10-Q
period 2011-09-30
SemGroup Corp
filed 2011-11-14
CIK 1489136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class			Outstanding at September 30, 2011
Class A	Common stock, $	0.01 par	41,551,596	Shares
Class B	Common stock, $	0.01 par	167,890	Shares

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

All statements, other than statements of historical fact, included in this Form 10-Q regarding the prospects of our industry, our anticipated financial performance, the anticipated performance of NGL Energy Partners LP, management’s plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions, and other matters, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negative of these terms or variations of them or similar terms. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those discussed in Item 1A of our most recent Annual Report on Form 10-K, entitled “Risk Factors,” risk factors discussed in other reports that we file with the Securities and Exchange Commission (“SEC”) and the following:

•	Our ability to generate sufficient cash flow from operations to enable us to pay our debt obligations or to fund our other liquidity needs;

•	Our ability to comply with the covenants contained in, and maintain certain financial ratios required by, our credit facilities;

•	Our ability to obtain additional capital on terms that are favorable to us;

•	The operations of NGL Energy Partners LP, which we do not control;

•	The possibility that our hedging activities may result in losses or may have a negative impact on our financial results;

•	Any sustained reduction in demand for the petroleum products we gather, transport, process and store;

•	Our ability to obtain new sources of supply of petroleum products;

•	Our failure to comply with new or existing environmental laws or regulations or cross border laws or regulations;

•	The possibility that the construction or acquisition of new assets may not result in the corresponding anticipated revenue increases;

•	The effects of having recently filed for, and emerged from, bankruptcy protection;

•	Any future impairment to goodwill resulting from the loss of customers or business;

•	Changes in currency exchange rates; and

•	The risks and uncertainties of doing business outside of the U.S., including political and economic instability and changes in local governmental laws, regulations and policies.

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

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

SEMGROUP CORPORATION

Condensed Consolidated Balance Sheets

(Dollars in thousands)

	(unaudited) September 30, 2011
		December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$67,396	$90,159
Restricted cash	45,330	65,455
Accounts receivable (net of allowance of $5,798 at September 30, 2011 and $11,178 at December 31, 2010)	258,490	238,026
Inventories	34,185	129,846
Assets held for sale	130,436	—
Other current assets	24,466	39,605

Total current assets	560,303	563,091

Property, plant and equipment (net of accumulated depreciation of $74,677 at September 30, 2011 and $45,491 at December 31, 2010)	739,497	781,815
Investment in White Cliffs (Note 3)	145,138	152,020
Goodwill	57,944	107,823
Other intangible assets (net of accumulated amortization of $5,718 at September 30, 2011 and $6,677 at December 31, 2010)	14,912	32,264
Assets held for sale	113,008	—
Other assets, net	19,130	30,175

Total assets	$1,649,932	$1,667,188

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$156,572	$153,785
Accrued liabilities	58,147	63,355
Payables to pre-petition creditors	43,597	74,817
Deferred revenue	17,888	12,604
Current portion of long-term debt	9,099	12
Liabilities held for sale	4,223	—
Other current liabilities	1,278	16,223

Total current liabilities	290,804	320,796

Long-term debt	377,936	348,431
Deferred income taxes	79,755	85,139
Other noncurrent liabilities	51,813	57,754
Commitments and contingencies (Note 8)
Owners’ equity:
Common stock (Note 9)	416	415
Additional paid-in capital	1,027,675	1,023,727
Accumulated deficit	(168,117)	(170,189)
Accumulated other comprehensive income (loss)	(10,350)	1,115

Total owners’ equity	849,624	855,068

Total liabilities and owners’ equity	$1,649,932	$1,667,188

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(Dollars in thousands, except per share amounts)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Revenues:
Product	$337,016	$311,123	$971,773	$963,350
Service	28,762	46,153	97,372	145,775
Other	27,626	28,023	75,432	68,079

Total revenues	393,404	385,299	1,144,577	1,177,204
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	314,743	293,684	903,113	903,248
Operating	42,278	42,136	117,906	115,403
General and administrative	17,253	20,676	57,633	68,309
Depreciation and amortization	13,296	18,632	39,556	58,150
Loss (gain) on disposal or impairment of long-lived assets, net	(1)	5,192	(137)	96,581

Total expenses	387,569	380,320	1,118,071	1,241,691

Equity in earnings of White Cliffs	4,016	—	10,166	—

Operating income (loss)	9,851	4,979	36,672	(64,487)
Other expenses (income):
Interest expense	6,019	21,112	49,389	66,509
Foreign currency transaction loss (gain)	(2,874)	(39)	(3,430)	1,556
Other expense (income), net	(8,973)	(2,664)	(14,564)	(3,411)

Total other expenses (income), net	(5,828)	18,409	31,395	64,654

Income (loss) from continuing operations before income taxes	15,679	(13,430)	5,277	(129,141)
Income tax expense (benefit)	1,308	2,242	3,202	(272)

Income (loss) from continuing operations	14,371	(15,672)	2,075	(128,869)
Income (loss) from discontinued operations, net of income taxes	(32)	348	(3)	1,724

Net income (loss)	14,339	(15,324)	2,072	(127,145)
Less: net income attributable to noncontrolling interests	—	108	—	225

Net income (loss) attributable to SemGroup Corporation	$14,339	$(15,432)	$2,072	$(127,370)

Net income (loss)	$14,339	$(15,324)	$2,072	$(127,145)
Other comprehensive income (loss), net of income taxes	(18,103)	12,389	(11,465)	4,932

Comprehensive loss	(3,764)	(2,935)	(9,393)	(122,213)
Less: comprehensive income attributable to noncontrolling interests	—	108	—	225

Comprehensive loss attributable to SemGroup Corporation	$(3,764)	$(3,043)	$(9,393)	$(122,438)

Net income (loss) attributable to SemGroup Corporation per common share (Note 10):
Basic	$0.34	$(0.37)	$0.05	$(3.08)
Diluted	$0.34	$(0.37)	$(0.15)	$(3.08)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$2,072	$(127,145)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net unrealized gain related to derivative instruments	(9,394)	(17,662)
Depreciation and amortization	39,556	58,150
Loss (gain) on disposal or impairment of long-lived assets, net	(137)	96,581
Amortization and write down of debt issuance costs	23,235	16,626
Deferred tax benefit	(4,019)	(7,058)
Non-cash compensation expense	3,949	4,682
Provision for losses on uncollectible accounts receivable, net of recoveries	(5,340)	8,739
Currency (gain) loss	(3,430)	1,556
Changes in operating assets and liabilities (Note 11)	(54,726)	62,493

Net cash provided by (used in) operating activities	(8,234)	96,962

Cash flows from investing activities:
Capital expenditures	(50,879)	(31,255)
Proceeds from sale of long-lived assets	1,093	12,642
Proceeds from sale of interests in White Cliffs	—	140,765
Deconsolidation of White Cliffs	—	(5,519)
Investments in White Cliffs	(2,863)	—
Distributions from White Cliffs in excess of equity in earnings	9,745	—
Proceeds from surrender of life insurance	—	7,016

Net cash provided by (used in) investing activities	(42,904)	123,649

Cash flows from financing activities:
Debt issuance costs	(10,639)	(992)
Borrowings on debt and other obligations	153,434	64,669
Principal payments on debt and other obligations	(115,425)	(249,665)
Distributions	—	(277)

Net cash provided by (used in) financing activities	27,370	(186,265)

Effect of exchange rate changes on cash and cash equivalents	1,005	(390)
Net increase (decrease) in cash and cash equivalents	(22,763)	33,956
Cash and cash equivalents at beginning of period	90,159	41,917

Cash and cash equivalents at end of period	$67,396	$75,873

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Although management believes these estimates are reasonable, actual results could differ materially from these estimates. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

Pursuant to the rules and regulations of the Securities and Exchange Commission, the accompanying condensed consolidated financial statements do not include all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2010, which are included in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission.

Reportable segments

We own a portfolio of businesses in the energy industry. Our reportable segments include the following:

•	SemCrude, which conducts crude oil transportation, storage, terminalling, gathering, blending and marketing operations in the United States. SemCrude’s assets include:

•

an approximate 640-mile pipeline network with 670,000 barrels of associated storage in Kansas and Oklahoma that transports crude oil from producing wells and third-party pipeline connections to several refineries and to a storage facility in Cushing, Oklahoma;

•

a crude oil storage facility in Cushing, Oklahoma with a capacity of over 5.0 million barrels and an additional 1.95 million barrels contracted for construction and expected to be placed in service throughout 2012; and

•

a 51% ownership interest in White Cliffs Pipeline, L.L.C. (“White Cliffs”), which owns a 527-mile pipeline that transports crude oil from Platteville, Colorado to Cushing, Oklahoma (“White Cliffs Pipeline”).

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

1. OVERVIEW, Continued

•

SemStream, which owns 8,932,031 common units representing limited partner interests in NGL Energy Partners LP (“NGL Energy”), which markets, transports and stores natural gas liquids in the United States, and a 7.5% interest in the general partner of NGL Energy.

•

SemCAMS, which provides natural gas gathering and processing services in Alberta, Canada. SemCAMS owns working interests in, and operates, four natural gas processing plants and a network of over 600 miles of natural gas gathering and transportation pipelines.

•

SemGas, which provides natural gas gathering and processing services in the United States. SemGas owns and operates approximately 850 miles of gathering pipeline in Kansas, Oklahoma and Texas and three processing plants in Oklahoma and Texas.

•

SemLogistics, which provides refined products and crude oil storage services in the United Kingdom. SemLogistics owns a facility in Wales that has a storage capacity of approximately 8.7 million barrels.

•	SemMexico, which purchases, produces, stores and distributes liquid asphalt cement products in Mexico. SemMexico operates twelve manufacturing plants and two emulsion distribution terminals.

We acquired our ownership interests in NGL Energy on November 1, 2011, in return for our contribution of the primary operating assets of our SemStream business to NGL Energy. We also received $93 million of cash proceeds from this transaction, subject to post-closing adjustments.

We previously had a seventh business segment, SemCanada Crude, which aggregated and blended crude oil in Western Canada. Due to adverse market conditions impacting this segment, we sold the property, plant and equipment of SemCanada Crude in late 2010 and began winding down its operations. During the nine months ended September 30, 2010, we recorded an impairment loss of $91.8 million related to the goodwill and other intangible assets attributable to SemCanada Crude.

Assets held for sale

The September 30, 2011 balances of the assets and liabilities that were contributed to NGL Energy on November 1, 2011 are reported on our condensed consolidated balance sheet at September 30, 2011 as “held for sale”. Current assets held for sale at September 30, 2011 include $126.6 million of inventory, $2.8 million of derivative assets, and $1.0 million of other current assets. Noncurrent assets held for sale at September 30, 2011 include $47.7 million of property, plant and equipment, $50.1 million of goodwill, $12.4 million of other intangible assets, and $2.9 million of other noncurrent assets. Liabilities held for sale at September 30, 2011 include $3.7 million of derivative liabilities and $0.5 million of other current liabilities.

Bankruptcy

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

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

New accounting pronouncement

During September 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-08. This Accounting Standards Update is designed to simplify how entities test goodwill for impairment. Under the new standard, an entity may first assess qualitative factors to determine whether it is more likely than not that the fair value of an asset group is less than the carrying amount, for the purpose of determining whether it is necessary to estimate the fair value of the asset group to which the goodwill relates. We plan to adopt this new standard in 2012.

2. INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Natural gas and natural gas liquids	$1,174	$104,134
Crude oil	22,634	18,608
Asphalt and other	10,377	7,104

	$34,185	$129,846

In addition to the amounts in the table above, $126.6 million of natural gas liquids inventory is included within current assets held for sale on the condensed consolidated balance sheet at September 30, 2011.

3. INVESTMENT IN WHITE CLIFFS

Until the end of September 2010, we owned 99.17% of White Cliffs and the remaining interests were held by two unaffiliated parties. During 2010, these parties purchased additional ownership interests in White Cliffs, which reduced our ownership percentage in White Cliffs to 51%. We received $140.8 million of proceeds from these transactions.

Upon purchasing these ownership interests, the other owners gained substantive rights to participate in the management of White Cliffs. Because of this, we deconsolidated White Cliffs at the end of September 2010 and began accounting for it under the equity method. Upon deconsolidating White Cliffs, we recorded our investment at fair value, which approximated 51% of the net book value of White Cliffs (the book value of White Cliffs had been adjusted to fair value on November 30, 2009, in connection with fresh-start reporting). We recorded a loss of $6.8 million upon conversion to the equity method, which is reported within loss on disposal or impairment of long-lived assets in our condensed consolidated statements of operations.

Under the equity method, we do not report the individual assets and liabilities of White Cliffs on our consolidated balance sheets. Instead, our ownership interest is reflected in one line as a noncurrent asset on our consolidated balance sheets. Certain summarized unaudited balance sheet information of White Cliffs is shown below (amounts in thousands):

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

3. INVESTMENT IN WHITE CLIFFS, Continued

	September 30, 2011	December 31, 2010
Current assets	$10,239	$9,797
Property, plant and equipment, net	225,588	234,300
Goodwill	17,000	17,000
Other intangible assets, net	35,017	40,848

Total assets	$287,844	$301,945

Current liabilities	$3,217	$3,824
Members’ equity	284,627	298,121

Total liabilities and members’ equity	$287,844	$301,945

Certain summarized unaudited income statement information of White Cliffs for the three months and nine months ended September 30, 2011 is shown below (amounts in thousands):

	Three Months Ended September 30. 2011	Nine Months Ended September 30, 2011
Revenue	$17,515	$47,878
Operating, general and administrative expenses	3,824	10,029
Depreciation and amortization expense	5,214	15,622
Net income	8,477	22,227

The equity in earnings of White Cliffs for the three months and nine months ended September 30, 2011 reported in our consolidated statements of operations is less than 51% of the net income of White Cliffs for the same periods. This is due to certain general and administrative expenses we incur in managing the operations of White Cliffs that the other owners are not obligated to share. Such expenses are recorded by White Cliffs and are allocated to our ownership interests.

4. SEGMENTS

As described in Note 1, we own a portfolio of energy-related businesses. These businesses are organized based on the nature and location of the services they provide. Certain summarized information related to these segments is shown in the tables below. None of the operating segments have been aggregated, other than White Cliffs, which has been included within the SemCrude segment.

“Corporate and Other” does not represent an operating segment; it is included in the tables below to reconcile segment information to that of the consolidated Company. SemCanada Crude ceased to be an operating segment during fourth quarter 2010, when we sold its property, plant and equipment and began winding down its operations. As a result, it is included within “Corporate and Other” in the tables below. Eliminations of transactions between segments are also included within “Corporate and Other” in the tables below.

The accounting policies of each segment are the same as the accounting policies of the consolidated Company. Transactions between segments are generally recorded based on prices negotiated between the segments. Certain general and administrative and interest expenses incurred at the corporate level were allocated to the segments, based on our allocation policies in effect at the time. During fourth quarter 2010, we completed a detailed study of these expenses and developed a more refined allocation methodology, which we applied to the allocation of these expenses for the three months and nine months ended September 30, 2011.

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

4. SEGMENTS, Continued

	Three Months Ended September 30, 2011
	SemCrude	SemStream	SemCAMS	SemGas	SemLogistics	SemMexico	Corporate and Other	Consolidated
	(dollars in thousands)
Revenues:
External	$105,938	$169,933	$41,368	$15,192	$4,230	$56,743	—	$393,404
Intersegment	(1,322)	14,725	—	13,158	—	—	(26,561)	—

Total revenues	104,616	184,658	41,368	28,350	4,230	56,743	(26,561)	393,404
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	90,660	180,157	—	20,512	152	49,823	(26,561)	314,743
Operating	4,530	2,523	29,845	2,433	1,564	1,383	—	42,278
General and administrative	2,040	2,535	3,378	1,590	1,604	2,825	3,281	17,253
Depreciation and amortization	3,122	1,280	2,577	1,528	2,339	1,653	797	13,296
Loss (gain) on disposal or impairment of long-lived assets, net	—	(25)	—	4	—	20	—	(1)

Total expenses	100,352	186,470	35,800	26,067	5,659	55,704	(22,483)	387,569

Equity in earnings of White Cliffs	4,016	—	—	—	—	—	—	4,016

Operating income (loss)	8,280	(1,812)	5,568	2,283	(1,429)	1,039	(4,078)	9,851
Other expenses (income), net	(349)	(632)	1,990	82	312	479	(7,710)	(5,828)

Income (loss) from continuing operations before income taxes	$8,629	$(1,180)	$3,578	$2,201	$(1,741)	$560	$3,632	$15,679

Total assets at September 30, 2011 (excluding intersegment receivables)	$529,427	$363,289	$253,469	$85,019	$229,541	$91,345	$97,842	$1,649,932

	Three Months Ended September 30, 2010
	SemCrude	SemStream	SemCAMS	SemGas	SemLogistics	SemMexico	Corporate and Other	Consolidated
	(dollars in thousands)
Revenues:
External	$63,366	$125,667	$38,755	$11,637	$9,289	$33,331	$103,254	$385,299
Intersegment	7,668	14,243	—	6,399	—	—	(28,310)	—

Total revenues	71,034	139,910	38,755	18,036	9,289	33,331	74,944	385,299
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	41,837	139,625	(42)	11,994	—	29,362	70,908	293,684
Operating	6,751	1,717	27,432	1,635	1,928	1,300	1,373	42,136
General and administrative	3,456	3,445	4,992	1,888	1,279	2,338	3,278	20,676
Depreciation and amortization	8,280	1,844	2,419	1,380	2,045	1,532	1,132	18,632
Loss (gain) on disposal or impairment of long-lived assets, net	6,828	(1)	1	—	—	(12)	(1,624)	5,192

Total expenses	67,152	146,630	34,802	16,897	5,252	34,520	75,067	380,320

Operating income (loss)	3,882	(6,720)	3,953	1,139	4,037	(1,189)	(123)	4,979
Other expenses (income), net	7,982	3,453	10,788	1,191	575	(161)	(5,419)	18,409

Income (loss) from continuing operations before income taxes	$(4,100)	$(10,173)	$(6,835)	$(52)	$3,462	$(1,028)	$5,296	$(13,430)

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

4. SEGMENTS, Continued

	Nine Months Ended September 30, 2011
	SemCrude	SemStream	SemCAMS	SemGas	SemLogistics	SemMexico	Corporate and Other	Consolidated
	(dollars in thousands)
Revenues:
External	$301,626	$502,428	$122,004	$42,923	$18,815	$156,024	$757	$1,144,577
Intersegment	(2,505)	44,249	—	31,753	—	—	(73,497)	—

Total revenues	299,121	546,677	122,004	74,676	18,815	156,024	(72,740)	1,144,577
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	252,804	534,598	10	52,150	152	136,378	(72,979)	903,113
Operating	13,683	7,912	80,611	6,282	5,129	4,231	58	117,906
General and administrative	6,508	7,917	12,737	4,829	5,276	8,983	11,383	57,633
Depreciation and amortization	8,505	4,702	7,746	4,410	6,943	4,912	2,338	39,556
Loss (gain) on disposal or impairment of long-lived assets, net	12	39	—	4	—	(186)	(6)	(137)

Total expenses	281,512	555,168	101,104	67,675	17,500	154,318	(59,206)	1,118,071

Equity in earnings of White Cliffs	10,166	—	—	—	—	—	—	10,166

Operating income (loss)	27,775	(8,491)	20,900	7,001	1,315	1,706	(13,534)	36,672
Other expenses (income), net	1,919	14,391	16,661	1,829	740	(145)	(4,000)	31,395

Income (loss) from continuing operations before income taxes	$25,856	$(22,882)	$4,239	$5,172	$575	$1,851	$(9,534)	$5,277

	Nine Months Ended September 30, 2010
	SemCrude	SemStream	SemCAMS	SemGas	SemLogistics	SemMexico	Corporate and Other	Consolidated
	(dollars in thousands)
Revenues:
External	$159,483	$450,025	$107,235	$37,646	$27,673	$100,205	$294,937	$1,177,204
Intersegment	11,736	38,941	—	19,624	—	—	(70,301)	—

Total revenues	171,219	488,966	107,235	57,270	27,673	100,205	224,636	1,177,204
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	93,127	471,765	53	38,876	—	86,243	213,184	903,248
Operating	21,147	6,778	70,362	4,380	6,037	3,389	3,310	115,403
General and administrative	13,442	10,875	15,956	7,166	4,022	8,410	8,438	68,309
Depreciation and amortization	24,993	5,074	7,071	4,062	5,916	4,604	6,430	58,150
Loss (gain) on disposal or impairment of long-lived assets, net	6,874	(35)	(14)	(19)	—	(26)	89,801	96,581

Total expenses	159,583	494,457	93,428	54,465	15,975	102,620	321,163	1,241,691

Operating income (loss)	11,636	(5,491)	13,807	2,805	11,698	(2,415)	(96,527)	(64,487)
Other expenses, net	27,041	7,772	18,952	4,396	1,867	140	4,486	64,654

Income (loss) from continuing operations before income taxes	$(15,405)	$(13,263)	$(5,145)	$(1,591)	$9,831	$(2,555)	$(101,013)	$(129,141)

5. FINANCIAL INSTRUMENTS

Fair value of financial instruments

We record certain financial assets and liabilities at fair value at each balance sheet date. The table below summarizes the balances of these assets and liabilities (in thousands):

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

5. FINANCIAL INSTRUMENTS, Continued

	September 30, 2011					December 31, 2010
	Level 1	Level 2	Level 3	Netting*	Total	Level 1	Level 2	Level 3	Netting*	Total
Assets:
Commodity derivatives	$4,050	$6,978	$10,579	$(18,225)	$3,382	$97,857	$1,993	$2,499	$(97,981)	$4,368

Total assets	$4,050	$6,978	$10,579	$(18,225)	$3,382	$97,857	$1,993	$2,499	$(97,981)	$4,368

Liabilities:
Commodity derivatives	$3,499	$7,433	$11,037	$(18,225)	$3,744	$101,563	$7,494	$3,046	$(97,981)	$14,122
Warrants	8,934	—	—	—	8,934	—	—	17,192	—	17,192
Interest rate swaps	—	413	—	—	413	—	—	—	—	—

Total liabilities	12,433	7,846	11,037	(18,225)	13,091	101,563	7,494	20,238	(97,981)	31,314

Net liabilities at fair value	$(8,383)	$(868)	$(458)	$—	$(9,709)	$(3,706)	$(5,501)	$(17,739)	$—	$(26,946)

*	Relates primarily to exchange traded futures. Gain and loss positions on multiple contracts are settled net on a daily basis with the exchange.

“Level 1” measurements were obtained using unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. These include commodity futures contracts that are traded on an exchange. These also include common stock warrants, beginning in September 2011, when the warrants began to be traded on the New York Stock Exchange.

“Level 2” measurements use as inputs market observable and corroborated prices for similar commodity derivative contracts. Assets and liabilities classified as Level 2 include over-the-counter (OTC) traded forward contracts and swaps.

“Level 3” measurements were obtained using information from a pricing service and internal valuation models incorporating observable and unobservable market data. These include commodity derivatives, such as forward contracts and swaps for which there is not a highly liquid market, and therefore are not included in Level 2 above. Level 3 measurements also included common stock warrants until September 2011, when the warrants began to be traded on the New York Stock Exchange. Prior to that point, we used a Black-Scholes pricing model to estimate the fair value of the warrants.

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the fair value levels.

The following tables summarize changes in the fair value of our net financial assets (liabilities) classified as Level 3 in the fair value hierarchy (in thousands):

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	Warrants	Commodity Derivatives	Total	Warrants	Commodity Derivatives	Total
Net liabilities – beginning balance	$(13,618)	$(1,736)	$(15,354)	$(14,926)	$(1,167)	$(16,093)
Transfers out of Level 3(*)	8,934	6	8,940	—	(1,125)	(1,125)
Total gain or loss (realized and unrealized) included in earnings(**)	4,684	3,156	7,840	937	986	1,923
Settlements	—	(1,884)	(1,884)	—	1,706	1,706

Net assets (liabilities) – ending balance	$—	$(458)	$(458)	$(13,989)	$400	$(13,589)

Amount of total gain or loss included in earnings for the period attributable to the change in unrealized gain or loss relating to assets and liabilities still held at the reporting date	$—	$3,156	$3,156	$937	$986	$1,923

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

5. FINANCIAL INSTRUMENTS, Continued

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Warrants	Commodity Derivatives	Total	Warrants	Commodity Derivatives	Total
Net liabilities — beginning balance	$(17,192)	$(547)	$(17,739)	$(16,909)	$(23,438)	$(40,347)
Transfers out of Level 3(*)	8,934	(419)	8,515	—	(1,125)	(1,125)
Total gain or loss (realized and unrealized) included in earnings(**)	8,258	2,783	11,041	2,920	(2,382)	538
Settlements	—	(2,275)	(2,275)	—	27,345	27,345

Net assets (liabilities) — ending balance	$—	$(458)	$(458)	$(13,989)	$400	$(13,589)

Amount of total gain or loss included in earnings for the period attributable to the change in unrealized gain or loss relating to assets and liabilities still held at the reporting date	$—	$2,783	$2,783	$2,920	$(2,382)	$538

(*)	These tables recognize transfers in and transfers out as of the beginning of the reporting period for commodity derivatives and at the end of the period for warrants.
(**)	Gains and losses related to commodity derivatives are reported in product revenue. Gains and losses related to warrants are recorded in other expense (income).

Commodity derivatives

Our consolidated results of operations and cash flows are impacted by changes in market prices for petroleum products. This exposure to commodity price risk is managed, in part, by entering into various commodity derivatives.

SemCrude seeks to manage the price risk associated with its marketing operations by limiting its net open positions through (i) the concurrent purchase and sale of like quantities of crude oil to create back-to-back transactions that are intended to lock in positive margins based on the timing, location or quality of the crude oil purchased and delivered or (ii) derivative contracts. SemCrude’s storage and transportation assets also can be used to mitigate location and time basis risk. All marketing activities are subject to our comprehensive risk management policy, which establishes limits in order to manage risk and mitigate financial exposure.

As described in Note 12, we contributed the primary operating assets of SemStream to NGL Energy on November 1, 2011, including all of SemStream’s commodity derivatives. Prior to November 1, 2011, SemStream managed commodity price risk by limiting its net open positions subject to outright price risk and basis risk resulting from grade, location or time differences. SemStream did so by selling and purchasing similar quantities of natural gas liquids with purchase and sale transactions for current or future delivery, by entering into future delivery and purchase obligations with futures contracts or other commodity derivatives and employing its storage and transportation assets. SemStream at times hedged its natural gas liquids commodity price exposure with derivatives on commodities other than natural gas liquids due to the limited size of the market for natural gas liquids derivatives. In addition, physical transaction sale and purchase strategies were intended to lock in positive margins for SemStream, e.g., the sales price was sufficient to cover purchase costs, any other fixed and variable costs and SemStream’s profit. All marketing activities were subject to our risk management policy, which establishes limits to manage risk and mitigate financial exposure.

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

The following table sets forth the notional quantities for derivatives entered into (amounts in thousands of barrels):

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Sales	5,189	4,493	18,000	8,956
Purchases	4,344	3,701	17,716	6,853

We have not designated any of our commodity derivatives as accounting hedges. The following table shows the fair value of commodity derivatives recorded on our consolidated balance sheets as of September 30, 2011 and December 31, 2010 (amounts in thousands):

	September 30, 2011			December 31, 2010
	Other Current Assets	Current Assets Held for Sale	Current Liabilities Held for Sale	Other Current Assets	Other Current Liabilities
Commodity contracts	$551	$2,831	$3,744	$4,368	$14,122

The following table shows the realized and unrealized gains (losses) related to commodity derivatives recorded as increases (decreases) to product revenue in our consolidated statements of operations for the three months and nine months ended September 30, 2011 and 2010 (amounts in thousands):

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Commodity contracts	$2,960	$(4,345)	$62	$1,903

Warrants

As described in Note 9, upon emergence from bankruptcy, we issued certain common stock warrants. These warrants are recorded at fair value in other noncurrent liabilities on the consolidated balance sheets, with changes in the fair value recorded to other expense (income).

Interest swaps

As described in Note 7, we entered into certain interest swaps during February 2011. The swaps are recorded at fair value in other noncurrent liabilities on the consolidated balance sheet, with changes in the fair value (net of income taxes) recorded to other comprehensive income (loss).

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

6. INCOME TAXES

Due to our emergence from bankruptcy and overall restructuring, we have recorded a full valuation allowance on all U.S. federal and state deferred tax assets. We have determined that no accruals related to uncertainty in tax positions are required. The effective tax rate was 8% for the three months ended September 30, 2011 and (17)% for the three months ended September 30, 2010. The effective tax rate was 61% for the nine months ended September 30, 2011 and less than 1% for the nine months ended September 30, 2010. Significant items that impacted the effective tax rate for each period, as compared to the U.S. Federal statutory rate of 35%, include earnings in foreign jurisdictions taxed at lower rates and the full valuation allowance which was recorded against our deferred tax assets. Further, the foreign earnings are taxed in foreign jurisdictions as well as in the U.S., since they are disregarded entities for U.S. federal income tax purposes. Deferred tax liabilities, with the exception of those related to certain long-lived assets, have been considered as a source of future taxable income in establishing the amount of the valuation allowance. These combined factors, and the magnitude of permanent items impacting the tax rate relative to income from continuing operations before income taxes, result in rates that are not comparable between the periods.

7. DEBT

Our debt consists of the following (in thousands):

	September 30, 2011	December 31, 2010
SemGroup revolving credit facility	$85,000	$—
SemGroup Term Loan A	74,063	—
SemGroup Term Loan B	199,500	—
Previous SemGroup credit facilities	—	324,065
SemLogistics credit facility	23,438	24,289
SemMexico credit facility	4,920	—
Capital leases	114	89

Total long-term debt	387,035	348,443
Less: current portion of long-term debt	9,099	12

Noncurrent portion of long-term debt	$377,936	$348,431

SemGroup credit agreement

During June 2011, we entered into a new credit agreement that consists of a revolving facility and two term loans. We used the proceeds from the new credit facilities to retire our previous revolving credit facility and term loan.

The revolving credit facility had a capacity of $350 million at September 30, 2011. This capacity may be used either for cash borrowings or letters of credit, although the maximum letter of credit capacity is $250 million. At September 30, 2011, we had outstanding cash borrowings of $85.0 million on this facility and outstanding letters of credit of $100.2 million. The principal is due on June 20, 2016, and any letters of credit expire on June 13, 2016. Earlier principal payments may be required if we enter into certain transactions to sell assets or obtain new borrowings. We have the right to make additional principal payments without incurring any penalties for early repayment.

The term loans include a loan with an initial principal balance of $75 million (the “Term Loan A”) and a loan with an initial principal balance of $200 million (the “Term Loan B”). We are required to make quarterly principal payments on both of the Term Loans. The Term Loan A matures on June 20, 2016 and the Term Loan B matures on June 20, 2018. Earlier principal payments may be required if we enter into certain transactions to sell assets or obtain new borrowings. We have the right to make additional principal payments, generally without incurring any penalties for early repayment (although a premium of 1% may apply if we refinance the Term Loan B prior to June 20, 2012). The following table summarizes the scheduled principal payments on the Term Loans as of September 30, 2011 (amounts in thousands):

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

7. DEBT, Continued

	Term Loan A	Term Loan B
Three months ended December 31, 2011	$938	$500
Year ended December 31, 2012	4,500	2,000
Year ended December 31, 2013	6,375	2,000
Year ended December 31, 2014	9,375	2,000
Year ended December 31, 2015	16,875	2,000
Year ended December 31, 2016	36,000	2,000
Year ended December 31, 2017	—	2,000
Year ended December 31, 2018	—	187,000

Total	$74,063	$199,500

During November 2011, we made principal payments of $25.2 million on the Term Loan A and $67.9 million on the Term Loan B, using proceeds received from a transaction with NGL Energy (described in Note 12).

•	Interest on revolving credit cash borrowings and on the Term Loan A is charged at either a Eurodollar rate or an alternate base rate, at our election. The Eurodollar rate is calculated as:

•	the London Interbank Offered Rate (“LIBOR”) for U.S. dollar deposits adjusted for currency requirements; plus

•	a margin that can range from 2.5% to 4.0%, depending on a leverage ratio specified in the agreement.

The alternate base rate is calculated as:

•	the greater of i) the U.S. Prime Rate, ii) the Federal Funds Effective Rate plus 0.5%, or iii) one-month LIBOR plus 1%; plus

•	a margin that can range from 1.5% to 3.0%, depending on a leverage ratio specified in the agreement.

At September 30, 2011, there was $85 million of outstanding revolving cash borrowings, $60 million of which incurred interest at the Eurodollar rate and $25 million of which incurred interest at the alternate base rate. The interest rate in effect at September 30, 2011 on the $60 million of Eurodollar rate borrowings was 3.70%, calculated as LIBOR of 0.20% plus a margin of 3.5%. The interest rate in effect at September 30, 2011 on the $25 million of alternate base rate borrowings was 5.75%, calculated as the prime rate of 3.25% plus a margin of 2.5%. The interest rate in effect at September 30, 2011 on the Term Loan A was 3.74%, determined under the Eurodollar rate. This was calculated as LIBOR of 0.24% plus a margin of 3.5%.

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

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

7. DEBT, Continued

The interest rate in effect at September 30, 2011 on the Term Loan B was 5.75%, determined under the Eurodollar rate. This was calculated as 1.25% plus a margin of 4.5%.

At each interest payment date, we have the option of electing whether interest will be charged at the Eurodollar rate or at the alternate base rate for the following interest period. If we elect the alternate base rate, the following interest payment date will be at the end of the calendar quarter. If we elect the Eurodollar rate, we may elect for the next interest payment date to occur after one, two, three, or six months, or any other period acceptable to the lenders.

Under the terms of the credit agreement, we will be required to enter into a derivative instrument, such as an interest swap or cap agreement, designed to mitigate our risk associated with future increases in market interest rates. We will be required to enter into such an agreement prior to December 31, 2011, or sooner if the three year swap rate closing price exceeds 2.0%.

Fees are charged on any outstanding letters of credit at a rate that ranges from 2.5% to 4.0%, depending on a leverage ratio specified in the credit agreement. At September 30, 2011, the rate in effect was 3.5%. In addition, a fronting fee of 0.25% is charged on outstanding letters of credit. A commitment fee of 0.5% is charged on any unused capacity on the revolving credit facility. In addition, we are charged an annual administrative fee of $0.1 million. We also paid $11.6 million of fees to lenders and advisors that are recorded in other noncurrent assets and are being amortized over the life of the agreement.

We recorded interest expense related to the new SemGroup revolving credit facility of $2.3 million for the three months ended September 30, 2011, and $2.6 million for the nine months ended September 30, 2011, including amortization of debt issuance costs. We recorded interest expense related to the new SemGroup Term Loans of $3.7 million for the three months ended September 30, 2011, and $4.1 million for the nine months ended September 30, 2011, including amortization of debt issuance costs.

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

At September 30, 2011, we were in compliance with the terms of the credit agreement.

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

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

7. DEBT, Continued

We paid $27 million in fees to the lenders at the inception of the agreement, which we recorded in other noncurrent assets and amortized over the life of the agreement.

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

Rose Rock credit facility

On November 10, 2011, our subsidiary Rose Rock Midstream, L.P. (“Rose Rock”) entered into a $150 million five-year senior secured revolving credit facility agreement. The credit facility under this agreement will not become effective until the date on which certain conditions listed in the agreement have been met or waived, including the completion of an initial public offering of the limited partnership units of Rose Rock on or prior to March 30, 2012.

This credit agreement provides for a revolving credit facility of $150 million. The agreement also provides that the revolving credit facility may, under certain conditions, be increased by up to $200 million. The credit facility includes a $75 million sub-limit for the issuance of letters of credit for the account of Rose Rock or its loan parties.

At Rose Rock’s option, amounts borrowed under the credit agreement will bear interest at either the Eurodollar rate or an alternate base rate (“ABR”), plus, in each case, an applicable margin. Until the date the financial statements relating to the first quarter after the effective date of the credit agreement have been delivered, the applicable margin relating to any Eurodollar loan will be 2.75% and with respect to any ABR loan will be 1.75%. After such financial statements have been delivered, the applicable margin will range from 2.25% to 3.25% in the case of a Eurodollar rate loan, and from 1.25% to 2.25% in the case of an ABR loan, in each case, based on a leverage ratio.

All amounts outstanding under the agreement will be due and payable on the fifth anniversary of the effective date of the credit facility under the agreement.

The credit agreement includes customary representations and warranties and affirmative and negative covenants. The covenants in the agreement include limitations on creation of new indebtedness and liens, entry into sale and lease-back transactions, investments, fundamental changes including mergers and consolidations, dividends and other distributions, material changes in Rose Rock’s business and modifying certain documents. The agreement also requires the maintenance of a specified consolidated leverage ratio and an interest coverage ratio. In addition, the agreement prohibits any commodity transactions that are not permitted by Rose Rock’s Comprehensive Risk Management Policy.

The credit agreement includes customary events of default, including events of default relating to non-payment of principal and other amounts owing under the agreement from time to time, including in respect of letter of credit disbursement obligations, inaccuracy of representations and warranties in any material respect when made or when deemed made, violation of covenants, cross payment-defaults of Rose Rock and its restricted subsidiaries to any material indebtedness, cross acceleration to any material indebtedness, bankruptcy and insolvency events, the occurrence of a change of control, certain unsatisfied judgments, certain ERISA events, certain environmental matters and certain assertions of or actual invalidity of certain loan documents. A default under the Rose Rock credit agreement would permit the participating banks to terminate commitments, require immediate repayment of any outstanding loans with interest and any unpaid accrued fees, and require the cash collateralization of outstanding letter of credit obligations.

The credit agreement restricts Rose Rock’s ability to make certain types of payments relating to its capital stock, including the declaration or payment of dividends; provided that Rose Rock may make quarterly distributions of available cash so long as no default under the agreement then exists or would result therefrom. The agreement will be:

•	guaranteed by all of Rose Rock’s material domestic subsidiaries; and

•	secured by a lien on substantially all of the property and assets of Rose Rock and the guarantors, subject to customary exceptions.

SemLogistics credit facilities

SemLogistics entered into a credit agreement in December 2010, which includes a £15 million term loan and a £15 million revolving credit facility (U.S. $23.4 million each, at the September 30, 2011 exchange rate). The proceeds from this new facility were used to retire SemLogistics’ previous credit facility.

The term loan is to be repaid with quarterly payments of £250,000 (U.S. $0.4 million at the September 30, 2011 exchange rate) during 2013, quarterly payments of £750,000 (U.S. $1.2 million at the September 30, 2011 exchange rate) during 2014 and 2015, and a final payment of £8,750,000 (U.S. $13.7 million at the September 30, 2011 exchange rate) on December 31, 2015. SemLogistics has the right to make early principal payments without incurring any penalties for early repayment. In the event of a change in control of SemLogistics, the outstanding balance will be due and payable within 30 days.

The revolving credit facility can be utilized either for cash borrowings or letters of credit. The number of cash borrowings may not exceed five at any point in time and the number of outstanding letters of credit may not exceed ten at any point in time. Borrowings under the revolving facility may be repaid at any time up to the expiration of the facility on December 31, 2015. At September 30, 2011, no cash borrowings were outstanding under the revolving facility and no letters of credit were utilized.

Interest is charged on both the term loan and the revolving loans (including letters of credit) at a floating rate, which is calculated as LIBOR plus a margin that ranges from 1.75% to 2.5%, depending on whether SemLogistics meets certain financial ratios specified in the agreement. The interest rate in effect at September 30, 2011 was 2.71%, which was calculated as 1.75% plus the LIBOR rate of 0.96%. Interest on the term loan and revolving facility are payable quarterly. A commitment fee of 0.50% is charged on any unused commitments under the facility and is payable quarterly. In addition, SemLogistics paid fees of $1.3 million upon inception of the facility, which were recorded to other noncurrent assets and are being amortized over the life of the facility.

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

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

7. DEBT, Continued

Failure to comply with the provisions of the credit agreement could cause events of default, which could result in increases in interest rates, the debt becoming due and payable, or other adverse consequences. The events of default include the failure to pay fees, interest, or principal when due, a breach of any material representation or warranty contained in the credit agreement, a breach of certain covenants, any default under any of the agreements entered into in connection with the loan, bankruptcy, judgments and attachments, any event of default under our other credit agreements, default events relating to employee benefit plans, the guarantees, or collateral documents or the credit agreement failing to be in full force and effect or being declared null and void, or the occurrence of an event that is reasonably likely to have a material adverse effect on our ability to meet our obligations under the facility. In addition, cross acceleration will occur if we do not pay any other debt facility.

SemLogistics used the proceeds from the term loan to retire its previous credit agreement, which it had entered into on November 30, 2009. The previous facility bore interest at a floating rate, which was calculated as LIBOR plus a margin ranging from 5.5% to 6.0%. In addition, SemLogistics paid $2.1 million of fees to the lender at the inception of the agreement.

SemLogistics recorded interest expense of $0.3 million for the three months ended September 30, 2011 and $0.9 million for the nine months ended September 30, 2011, including amortization of debt issuance costs. SemLogistics recorded interest expense of $0.9 million for the three months ended September 30, 2010 and $2.4 million for the nine months ended September 30, 2010, including amortization of debt issuance costs. SemLogistics recorded the fair value of the interest swaps as a noncurrent liability of $0.4 million at September 30, 2011, with a corresponding adjustment to other comprehensive income (net of income taxes).

SemMexico credit facilities

During 2010, SemMexico entered into a credit agreement that allowed SemMexico to borrow up to 80 million Mexican pesos at any time through June 2011. Borrowings on this facility are required to be repaid with monthly payments through May 2013. At September 30, 2011, borrowings of $66.7 million pesos (U.S. $4.9 million) were outstanding on this facility. Borrowings are unsecured and bear interest at the bank prime rate in Mexico plus 1.5%. At September 30, 2011, the interest rate in effect was 6.31%, calculated as 1.5% plus the bank prime rate of 4.81%.

SemMexico also has outstanding letters of credit of 197 million Mexican pesos at September 30, 2011 (U.S. $14.5 million at the September 30, 2011 exchange rate). Fees are generally charged on outstanding letters of credit at a rate of 0.45%.

During 2011, SemMexico entered into an additional credit agreement that allows SemMexico to borrow up to 56 million Mexican pesos (U.S. $4.1 million at the September 30, 2011 exchange rate) at any time during the term of the facility, which matures in February 2012. Borrowings would be unsecured and would bear interest at the bank prime rate in Mexico plus 1.7%.

SemMexico recorded interest expense of $0.1 million during the three months ended September 30, 2011 and $0.2 million during the nine months ended September 30, 2011 related to these facilities.

SemCrude Pipeline credit facility

SemCrude Pipeline, L.L.C. (“SemCrude Pipeline”), which is a wholly-owned subsidiary that holds our ownership interest in White Cliffs, borrowed $125 million under a credit agreement on November 30, 2009. SemCrude Pipeline retired this facility during September 2010.

Interest was generally charged on the SemCrude Pipeline credit facility at a floating rate, which was calculated as 6% plus the greater of LIBOR or 1.5%. In addition, we paid $4.8 million in fees to the lender at the inception of the agreement, which have been fully amortized. We recorded interest expense related to this facility of $4.1 million during the three months ended September 30, 2010 and $11.0 million during the nine months ended September 30, 2010, including amortization of debt issuance costs.

Fair value

We estimate that the fair value of our credit agreements approximated their recorded values at September 30, 2011.

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

8. COMMITMENTS AND CONTINGENCIES

Bankruptcy matters

(a) Confirmation Order appeals

Manchester Securities appeal. On October 21, 2009, Manchester Securities Corporation, a creditor of SemGroup Holdings, L.P. (one of our subsidiaries), filed an objection to the Plan of Reorganization. In the objection, Manchester argued that the Plan of Reorganization should not be confirmed because it did not provide for an alleged $50 million claim of SemGroup Holdings, L.P. against SemCrude Pipeline, L.L.C. (another of our subsidiaries). On October 28, 2009, the bankruptcy court overruled the objection and entered the confirmation order approving the Plan of Reorganization. On November 4, 2009, Manchester filed a notice of appeal of the confirmation order. On December 4, 2009, Manchester’s appeal was docketed in the United States District Court for the District of Delaware. We filed a motion to dismiss the appeal as equitably moot. On February 18, 2011, the District Court granted our motion to dismiss the appeal. On March 22, 2011, Manchester filed a notice to appeal this order. The parties have filed briefs in this matter, but a date has not yet been set for oral arguments. While we believe that this action is without merit and are vigorously defending this matter on appeal, an adverse ruling on this action could have a material adverse impact on us.

Luke Oil appeal. On October 21, 2009, Luke Oil Company, C&S Oil/Cross Properties, Inc., Wayne Thomas Oil and Gas and William R. Earnhardt Company (collectively, “Luke Oil”) filed an objection to the Plan of Reorganization “to the extent that the Plan of Reorganization may alter, impair, or otherwise adversely affect Luke Oil’s legal rights or other interests.” On October 28, 2009, the bankruptcy court overruled the Luke Oil objection and entered the confirmation order. On November 6, 2009, Luke Oil filed a notice of appeal. On December 23, 2009, Luke Oil’s appeal was docketed in the United States District Court for the District of Delaware. We filed a motion to dismiss the appeal as equitably moot. Luke Oil has filed a motion to stay the briefing on our motion to dismiss. On February 18, 2011, the District Court denied the stay motion and ordered the parties to complete briefing. The parties have filed briefs in this matter, but the court has not yet ruled on the motion to dismiss. While we believe that this action is without merit and are vigorously defending this matter on appeal, an adverse ruling on this action could have a material adverse impact on us.

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

PEMEX lawsuit

On May 26, 2011, PEMEX Exploración y Producción (“PEMEX”) filed a lawsuit against several defendants, including SemCrude, L.P. The lawsuit alleged that SemCrude purchased at least $10.4 million of condensate that had been stolen from PEMEX. The lawsuit did not allege that SemCrude knew the condensate had been stolen, and stated that PEMEX “does not allege that SemCrude acted with intent or knowledge that it was a part of any conspiracy”. The lawsuit sought damages from SemCrude in the amount of the purchased condensate, plus attorney’s fees and statutory penalties. On September 29, 2011, PEMEX filed a notice of dismissal that dismissed SemCrude from the lawsuit.

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

8. COMMITMENTS AND CONTINGENCIES, Continued

Blueknight claim

Blueknight Energy Partners, L.P. (“Blueknight”), which was formerly a subsidiary of SemGroup, together with other entities related to Blueknight, entered into a Shared Services Agreement on April 7, 2009, with SemCrude, L.P. and SemManagement, L.L.C. (which are currently subsidiaries of SemGroup). The services provided by SemCrude to Blueknight under this agreement included the coordination of movement of crude oil belonging to Blueknight’s customers and the operation of Blueknight’s Oklahoma pipeline system and its Cushing, Oklahoma terminal. Under the subsequent amendments to the agreements beginning in May 2010, certain of these services were phased out, and Blueknight began to manage the movement of its crude oil and the operation of its Cushing terminal.

In a letter dated August 18, 2011, Blueknight claimed that SemCrude owes Blueknight approximately 141,000 barrels of crude oil. We responded to Blueknight’s letter on August 26, 2011, denying their charges and requesting documentation from Blueknight of its claim. On October 18, 2011, we received a response from Blueknight and we are currently reviewing their documentation. We cannot reliably predict the outcome of this matter, as we have not yet completed our evaluation of the basis for their claim.

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

The Kansas Department of Health and Environment (“the KDHE”) initiated discussions during our bankruptcy proceeding regarding six of our sites in Kansas (five owned by SemCrude and one owned by SemGas) that KDHE believes, based on their historical use, may have soil or groundwater contamination in excess of state standards. At the present time, no contamination has been confirmed. KDHE sought our agreement to undertake assessments of these sites to determine whether they are contaminated. We reached an agreement with KDHE on this matter and entered into a Consent Agreement and Final Order with KDHE to conduct environmental assessments on the sites and to pay KDHE’s costs associated with their oversight of this matter. At the present time, no violation of law has been alleged and the amount of this potential cleanup cannot be determined because the test results from all of these sites have not yet been received.

A water pipeline break occurred at a SemCAMS facility during August 2010. This resulted in a spill of material that was predominantly salt water containing a small amount of hydrocarbons. The incident is under investigation by Environment Canada and Alberta Environment, and we have accrued a liability of $0.4 million at September 30, 2011 for estimated fines and environmental contributions.

Asset retirement obligations

We will be required to incur significant removal and restoration costs when we retire our natural gas gathering and processing facilities in Canada. We have recorded an asset retirement obligation liability of $34.6 million at September 30, 2011, which is included within other noncurrent liabilities on our consolidated balance sheets. This amount was calculated using the $104.0 million cost we estimate we would incur to retire these facilities, discounted based on our risk-adjusted cost of borrowing at the Emergence Date, taking into consideration the estimated timing of remediation.

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

8. COMMITMENTS AND CONTINGENCIES, Continued

The calculation of the liability for an asset retirement obligation requires the use of significant estimates, including those related to the length of time before the assets will be retired, cost inflation over the assumed life of the assets, actual remediation activities to be required, and the rate at which such obligations should be discounted. Future changes in these estimates could result in material changes in the value of the recorded liability. In addition, future changes in laws or regulations could require us to record additional asset retirement obligations. The $104.0 million estimated cost represents only our proportionate share of the obligations associated with these facilities. An additional $43.6 million of estimated costs are attributable to third-party owners’ proportionate share of the obligations. If an owner fails to perform on its obligations, the other owners (including SemGroup) could be obligated to bear that party’s share of the remediation costs.

Our other segments may also be subject to removal and restoration costs upon retirement of their facilities. However, we do not believe the present value of such obligations under current laws and regulations, after taking into account the estimated lives of our facilities, is material to our consolidated financial position or results of operations.

Purchase and sale commitments

We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We establish a margin for these purchases by entering into various types of physical and financial sale and exchange transactions through which we seek to maintain a position that is substantially balanced between purchases on the one hand and sales and future delivery obligations on the other. We account for these commitments as normal purchases and sales, and therefore we do not record assets or liabilities related to these agreements until the product is purchased or sold. At September 30, 2011, such commitments included the following (in thousands):

	Volume (barrels)	Value ($)
Fixed price sales	70	6,938
Floating price purchases	18,292	1,544,786
Floating price sales	18,423	1,599,354

Certain of the commitments shown in the table above relate to agreements to purchase product from a counterparty and to sell a similar amount of product (in a different location) to the same counterparty. Many of the commitments shown in the table above are cancellable by either party, as long as notice is given within the time frame specified in the agreement (generally 30 to 120 days).

In addition, our SemGas segment enters into contracts under which we are responsible for marketing the majority of the gas and natural gas liquids produced by the counterparties to the agreements. During the nine months ended September 30, 2011, the majority of SemGas’ revenues were generated from such contracts.

In addition to the commitments shown in the table above, our SemStream segment had entered into certain commitments as of September 30, 2011 to purchase and sell petroleum products at specified future dates. Our rights and obligations under these contracts were transferred to NGL Energy on November 1, 2011 upon our contribution of the primary operating assets of the SemStream segment to NGL Energy (as described in Note 12).

9. OWNERS’ EQUITY

Unaudited condensed consolidated statement of changes in owners’ equity

The following table shows the changes in our consolidated owners’ equity accounts from December 31, 2010 to September 30, 2011 (in thousands):

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

9. OWNERS’ EQUITY, Continued

				Accumulated
		Additional		Other	Total
	Common	Paid-in	Accumulated	Comprehensive	Owners’
	Stock	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2010	$415	$1,023,727	$(170,189)	$1,115	$855,068
Net income	—	—	2,072	—	2,072
Other comprehensive loss, net of income taxes	—	—	—	(11,465)	(11,465)
Share-based compensation expense	—	3,949	—	—	3,949
Issuance of common stock under compensation plans	1	(1)	—	—	—

Balance at September 30, 2011	$416	$1,027,675	$(168,117)	$(10,350)	$849,624

For the nine months ended September 30, 2011, other comprehensive loss consists primarily of currency translation adjustments.

Common stock

Upon emergence from bankruptcy, we issued 40,882,496 shares of common stock. The Plan of Reorganization specified that we were to issue an additional 517,500 shares of common stock in settlement of pre-petition claims. As of September 30, 2011, we have issued 182,121 shares of this stock, and we will issue the remainder as the process of resolving the claims progresses. The owners’ equity balances on the consolidated balance sheets include the shares that are required to be issued in settlement of pre-petition claims. The shares of common stock reflected on the consolidated balance sheet at September 30, 2011 are summarized below:

Shares issued on Emergence Date	40,882,496
Shares subsequently issued in settlement of pre-petition claims	182,121
Remaining shares required to be issued in settlement of pre-petition claims	335,379
Issuance of shares under employee and director compensation programs	244,162
Shares issued upon exercise of warrants	7

Total shares	41,644,165
Par value per share	$0.01

Common stock on September 30, 2011 consolidated balance sheet	$416,442

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

On October 28, 2011, we adopted a limited duration Stockholders Rights Plan (the “Rights Plan”) and declared a dividend of one right on each outstanding share of our Class A common stock. Under the Rights Plan, the rights generally will become exercisable only if a person or group acquires beneficial ownership of 10% or more of our Class A common stock in a transaction not approved by our Board of Directors. In that situation, each holder of a right (other than the acquiring person, whose rights will become void and will not be exercisable) will be entitled to purchase, at the then-current price, additional shares of Class A common stock having a value of twice the exercise price of the right. In addition, if we are acquired in a merger or other business combination after an unapproved party acquires more than 10% of our Class A common stock, each holder of the right would then be entitled to purchase, at the then-current exercise price, shares of the acquiring company’s stock having a value of twice the exercise price of the right.

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

9. OWNERS’ EQUITY, Continued

We may redeem the rights for $0.001 per right at any time before an event that causes the rights to become exercisable. Under the Rights Plan’s terms, the rights will expire one day after the date of our 2012 Annual Meeting of Stockholders.

Equity-based compensation

Our board of directors has authorized the issuance of a maximum of 2,781,635 shares of common stock under director and employee compensation programs. At September 30, 2011, there are approximately 470,000 unvested shares that have been granted pursuant to these programs. The par value of these shares has not yet been reflected in common stock on the consolidated balance sheet, as these shares have not yet vested. There are also shares of restricted stock that were returned to treasury upon forfeiture. The par value of these shares is not reflected in the consolidated balance sheet, as no accounting recognition is given to forfeited shares. For certain of the awards, the number of shares that will vest is contingent upon our achievement of certain specified targets. If we meet the specified maximum targets, approximately 30,000 additional shares could vest.

Warrants

Upon emergence from bankruptcy, we issued 1,634,210 warrants. The Plan of Reorganization specified that we were to issue an additional 544,737 warrants in settlement of pre-petition claims. As of September 30, 2011, we have issued 191,703 of these warrants, and we will issue the remainder as the process of resolving the claims progresses. The warrants reflected on our consolidated balance sheet at September 30, 2011 are summarized below:

Warrants issued on Emergence Date	1,634,210
Warrants issued in settlement of pre-petition claims	191,703
Remaining warrants to be issued in settlement of pre-petition claims	353,034
Warrants exercised	(7)

Total warrants	2,178,940
Fair value per warrant at September 30, 2011	$4.10

Warrant value included within other noncurrent liabilities on September 30, 2011 consolidated balance sheet	$8,933,654

Each warrant entitles the holder to purchase one share of common stock for $25 at any time before the November 30, 2014 expiration date. The closing price of our common stock was $19.96 per share on September 30, 2011. In the event of a change in control of the Company, the holders of the warrants would have the right to sell the warrants to us, and we would have the right to purchase the warrants from the holders. In either case, the price to be paid for the warrants would be calculated using a standard pricing model with inputs specified in the warrants agreement.

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

10. EARNINGS PER SHARE

The following table summarizes the calculation of basic earnings (loss) per share for the three months ended September 30, 2011 and 2010 (amounts in thousands, except per share amounts):

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	Continuing	Discontinued		Continuing	Discontinued
	Operations	Operations	Net	Operations	Operations	Net
Income (loss)	$14,371	$(32)	$14,339	$(15,672)	$348	$(15,324)
less: Income attributable to noncontrolling interests	—	—	—	108	—	108

Numerator	$14,371	$(32)	$14,339	$(15,780)	$348	$(15,432)
Common stock issued and to be issued pursuant to Plan of Reorganization	41,400	41,400	41,400	41,400	41,400	41,400
Weighted average common stock outstanding issued under compensation plans	242	242	242	—	—	—
Denominator	41,642	41,642	41,642	41,400	41,400	41,400
Basic earnings (loss) per share	$0.35	$(0.00)	$0.34	$(0.38)	$0.01	$(0.37)

The following table summarizes the calculation of basic earnings (loss) per share for the nine months ended September 30, 2011 and 2010 (amounts in thousands, except per share amounts):

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Continuing	Discontinued		Continuing	Discontinued
	Operations	Operations	Net	Operations	Operations	Net
Income (loss)	$2,075	$(3)	$2,072	$(128,869)	$1,724	$(127,145)
less: Income attributable to noncontrolling interests	—	—	—	225	—	225

Numerator	$2,075	$(3)	$2,072	$(129,094)	$1,724	$(127,370)
Common stock issued and to be issued pursuant to Plan of Reorganization	41,400	41,400	41,400	41,400	41,400	41,400
Weighted average common stock outstanding issued under compensation plans	221	221	221	—	—	—

Denominator	41,621	41,621	41,621	41,400	41,400	41,400

Basic earnings (loss) per share	$0.05	$(0.00)	$0.05	$(3.12)	$0.04	$(3.08)

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

10. EARNINGS PER SHARE, Continued

The following table summarizes the calculation of diluted earnings (loss) per share for the three months ended September 30, 2011 and 2010 (amounts in thousands, except per share amounts):

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	Continuing	Discontinued		Continuing	Discontinued
	Operations	Operations	Net	Operations	Operations	Net
Income (loss)	$14,371	$(32)	$14,339	$(15,672)	$348	$(15,324)
less: Income attributable to noncontrolling interests	—	—	—	108	—	108

Numerator	$14,371	$(32)	$14,339	$(15,780)	$348	$(15,432)
Common stock issued and to be issued pursuant to Plan of Reorganization	41,400	41,400	41,400	41,400	41,400	41,400
Weighted average common stock outstanding issued under compensation plans	242	242	242	—	—	—
Dilutive effect of stock-based compensation	316	316	316	—	—	—

Denominator	41,958	41,958	41,958	41,400	41,400	41,400

Diluted earnings (loss) per share	$0.34	$(0.00)	$0.34	$(0.38)	$0.01	$(0.37)

The following table summarizes the calculation of diluted earnings (loss) per share for the nine months ended September 30, 2011 and 2010 (amounts in thousands, except per share amounts):

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Continuing	Discontinued		Continuing	Discontinued
	Operations	Operations	Net	Operations	Operations	Net
Income (loss)	$2,075	$(3)	$2,072	$(128,869)	$1,724	$(127,145)
less: Income attributable to noncontrolling interests	—	—	—	225	—	225
less: Income resulting from change in fair value of warrants	8,258	—	8,258	—	—	—

Numerator	$(6,183)	$(3)	$(6,186)	$(129,094)	$1,724	$(127,370)
Common stock issued and to be issued pursuant to Plan of Reorganization	41,400	41,400	41,400	41,400	41,400	41,400
Weighted average common stock outstanding issued under compensation plans	221	221	221	—	—	—

Denominator	41,621	41,621	41,621	41,400	41,400	41,400

Diluted earnings (loss) per share	$(0.15)	$(0.00)	$(0.15)	$(3.12)	$0.04	$(3.08)

Since we experienced losses from continuing operations during the three and nine months ended September 30, 2010, the equity-based compensation (described in Note 9) did not cause any dilution. For the three months ended September 30, 2011 and for the three and nine months ended September 30, 2010, the average price of our common stock was at or below the exercise price of the warrants, and therefore the warrants did not cause any dilution for these periods.

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

11. SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes the components of the changes in operating assets and liabilities shown on our condensed consolidated statements of cash flows (amounts in thousands):

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Decrease in restricted cash	$19,963	$175,990
Decrease (increase) in accounts receivable	(18,977)	1,470
Decrease (increase) in inventories	(27,497)	27,833
Decrease in other current assets	8,454	82,035
Increase (decrease) in accounts payable and accrued liabilities	8,159	(22,271)
Decrease in payables to pre-petition creditors	(35,652)	(219,567)
Increase (decrease) in other current and noncurrent assets and liabilities	(9,176)	17,003

Total changes in operating assets and liabilities	$(54,726)	$62,493

12. CONTRIBUTION OF PRIMARY OPERATING ASSETS OF SEMSTREAM TO NGL ENERGY

On November 1, 2011, we contributed the primary operating assets of our SemStream segment to NGL Energy. The assets we contributed included the majority of SemStream’s inventory, derivative assets, other current assets, property, plant, and equipment, goodwill, other intangible assets, and other noncurrent assets. As part of this transaction, NGL Energy assumed certain liabilities of the SemStream segment, including its derivative liabilities. We did not contribute any of the assets or liabilities of SemStream’s Arizona residential business to NGL Energy.

In return for this contribution, we received $93 million of cash from NGL Energy, 8,932,031 common units representing limited partner interests in NGL Energy, and a 7.5% interest in the general partner of NGL Energy. Also as part of this transaction, we agreed to waive our distribution rights on certain of the common units for a specified period of time. We estimate that the fair value of the ownership interests in NGL Energy that we received in this transaction was approximately $184 million at November 1, 2011. The cash proceeds we received are subject to post-closing adjustments.

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

Overview of Business

We provide gathering, transportation, storage, distribution, blending, marketing and other midstream services primarily to independent producers, refiners of petroleum products and other market participants located in the Midwest and Rocky Mountain regions of the United States of America (the “U.S.”), Canada and the West Coast of the United Kingdom (the “U.K.”). We have an owned, contracted and leased asset base consisting of pipelines, gathering systems, storage facilities, terminals, processing plants, blending facilities and other distribution assets located in North American production and supply areas, including the Gulf Coast, Midwest, Rocky Mountain and Western Canadian regions. We also maintain and operate storage, terminal and marine facilities at Milford Haven in the U.K. that enable customers to supply petroleum products to markets in the Atlantic Basin. We also operate a network of liquid asphalt cement terminals throughout Mexico. Our business is conducted through six primary business segments – SemCrude®, SemStream®, SemCAMS, SemLogistics, SemMexico, and SemGas®. Our assets include:

•	A 51% interest in the White Cliffs Pipeline (a crude oil pipeline running from Platteville, CO to Cushing, OK), which SemGroup operates;

•

more than 5.6 million barrels of crude oil storage in Oklahoma, Kansas and North Dakota with over 5.0 million barrels being located in Cushing, Oklahoma, the delivery point in all crude oil futures contracts traded on the NYMEX;

•	over 1,160 miles of associated crude oil transportation, gathering and distribution pipeline;

•	more than 1,400 miles of natural gas transportation, gathering and distribution pipelines in Kansas, Oklahoma, Texas and Alberta, Canada;

•	8.9 million barrels of owned petroleum product storage capacity, that includes 8.7 million barrels of crude oil and refined products storage located in our Milford Haven, Wales terminal.

•	12 liquid asphalt cement terminals and modification facilities and two emulsion distribution terminals in Mexico;

•	three natural gas processing plants in the U.S., with 78 million cubic feet per day of capacity;

•	majority ownership interests in two sour gas and two sweet gas processing plants in Alberta, Canada, with combined licensed capacity of 1.5 billion cubic feet per day; and

•	numerous other petroleum product assets including trucks and pipeline injection stations.

We believe that the variety of our petroleum product assets creates opportunities for us and our customers year round.

Recent Developments

Master limited partnership

On June 29, 2011, we announced that we intended to file a registration statement for an initial public offering of common units of a master limited partnership (the “MLP”) that will be formed to acquire certain assets from our SemCrude division. The registration statement for Rose Rock Midstream, L.P. was filed on August 12, 2011. The initial public offering is expected to be completed no earlier than the fourth quarter of 2011. The assets to be initially contributed to the MLP are expected to include SemCrude’s crude oil storage terminal in Cushing, Oklahoma, its gathering and transportation system in Kansas and Oklahoma, its Bakken Shale operations and its Platteville, Colorado crude oil unloading facility. We will own the MLP’s general partner, all of the incentive distribution rights and majority limited partner interest in the MLP. We will retain SemCrude’s 51% interest in the White Cliffs Pipeline.

On November 10, 2011, Rose Rock Midstream, L.P. (“RRM”), as borrower, a subsidiary of the Company entered into a $150.0 million five-year senior secured revolving credit facility agreement (the “Credit Agreement”) with The Royal Bank of Scotland, as administrative agent and collateral agent and the other lenders and agents named therein.

The credit facility under the Credit Agreement will not become effective until the date on which certain conditions listed in such Credit Agreement have been met or waived, including the completion of the initial public offering of the limited partnership units of the Borrower on or prior to March 30, 2012.

The Credit Agreement provides for a revolving credit facility of $150.0 million. The Credit Agreement also provides that the revolving credit facility may, under certain conditions, be increased by up to $200.0 million. The credit facility includes a $75.0 million sub-limit for the issuance of letters of credit for the account of RRM or its loan parties in U.S. dollars.

At RRM’s option, amounts borrowed under the Credit Agreement will bear interest at either the Eurodollar rate or an alternate base rate (“ABR”), plus, in each case, an applicable margin. Until the date the financial statements relating to the first quarter after the effective date of the Credit Agreement have been delivered, the applicable margin relating to any Eurodollar loan will be 2.75% and with respect to any ABR loan will be 1.75%. After such financial statements have been delivered, the applicable margin will range from 2.25% to 3.25% in the case of a Eurodollar rate loan, and from 1.25% to 2.25% in the case of an ABR loan, in each case, based on a leverage ratio.

All amounts outstanding under the Credit Agreement will be due and payable on the fifth anniversary of the effective date of the credit facility under the Credit Agreement.

The Credit Agreement includes customary representations and warranties and affirmative and negative covenants. The covenants in the Credit Agreement include limitations on creation of new indebtedness and liens, entry into sale and lease-back transactions, investments, fundamental changes including mergers and consolidations, dividends and other distributions, material changes in RMM’s business and modifying certain documents. The Credit Agreement also requires the maintenance of a specified consolidated leverage ratio and an interest coverage ratio. In addition, the Credit Agreement prohibits any commodity transactions that are not permitted by RRM’s Comprehensive Risk Management Policy.

The Credit Agreement includes customary events of default, including events of default relating to non-payment of principal and other amounts owing under the Credit Agreement from time to time, including in respect of letter of credit disbursement obligations, inaccuracy of representations and warranties in any material respect when made or when deemed made, violation of covenants, cross payment-defaults of RRM and its restricted subsidiaries to any material indebtedness, cross acceleration to any material indebtedness, bankruptcy and insolvency events, the occurrence of a change of control, certain unsatisfied judgments, certain ERISA events, certain environmental matters and certain assertions of or actual invalidity of certain loan documents. A default under the Credit Agreement would permit the participating banks to terminate commitments, require immediate repayment of any outstanding loans with interest and any unpaid accrued fees, and require the cash collateralization of outstanding letter of credit obligations.

The Credit Agreement restricts RRM’s ability to make certain types of payments relating to its capital stock, including the declaration or payment of dividends; provided that RRM may make quarterly distributions of available cash so long as no default under the Credit Agreement then exists or would result therefrom. The Credit Agreement will be:

•	guaranteed by all of RRM’s material domestic subsidiaries; and

•	secured by a lien on substantially all of the property and assets of RRM and the guarantors, subject to customary exceptions.

Canadian plant

On October 11, 2011, our Kaybob 3 gas plant (K3) in Alberta was shut down due to a mechanical failure of a condenser in a sulfur recovery unit. The equipment was repaired and the gas plant was returned to service on October 28, 2011.

Unsolicited proposal

On October 24, 2011, we commented on the unsolicited proposal announced by Plains All American Pipeline, L.P. (NYSE: PAA) to acquire all of the outstanding shares of SemGroup for $24.00 per share in cash, which is the same as the unsolicited proposal made to SemGroup on October 6, 2011. On October 28, 2011, our Board of Directors adopted a shareholder rights plan in response to this unsolicited proposal.

SemStream/NGL Energy transaction

On November 1, 2011, we contributed SemStream assets (excluding SemStream Arizona Propane, L.L.C.) to NGL Energy Partners LP in exchange for the following:

•	8.93 million common units of NGL Energy Partners LP;

•	a 7.5 percent interest in NGL Energy Holdings LLC, the general partner of NGL Energy Partners LP;

•	a cash payment of $93 million subject to post-closing adjustments; and

•	two seats on the board of directors of NGL Energy Holdings LLC, the general partner of NGL Energy Partners LP.

During November 2011, we made combined principal payments of $93.1 million on our Term Loans, using proceeds we received from the contribution of assets to NGL Energy Partners LP.

We expect that this transaction will result in a gain that will be recorded in the fourth quarter; however, the amount of that gain cannot be determined until certain valuations and post closing adjustments are completed.

Results of Operations

Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. $ in thousands)	2011	2010	2011	2010
Revenue	$393,404	$385,299	$1,144,577	$1,177,204
Expenses:
Costs of products sold	314,743	293,684	903,113	903,248
Operating	42,278	42,136	117,906	115,403
General and administrative	17,253	20,676	57,633	68,309
Depreciation and amortization	13,296	18,632	39,556	58,150
Loss (gain) on disposal or impairment	(1)	5,192	(137)	96,581

Total expenses	387,569	380,320	1,118,071	1,241,691
Equity earnings in White Cliffs	4,016	—	10,166	—

Operating income (loss)	9,851	4,979	36,672	(64,487)

Other expense (income):
Interest expense	6,019	21,112	49,389	66,509
Other expense (income), net	(11,847)	(2,703)	(17,994)	(1,855)

Total other expenses (income), net	(5,828)	18,409	31,395	64,654

Income (loss) from continuing operations before income taxes	15,679	(13,430)	5,277	(129,141)
Income tax expense (benefit)	1,308	2,242	3,202	(272)

Income (loss) from continuing operations	14,371	(15,672)	2,075	(128,869)
Income (loss) from discontinued operations	(32)	348	(3)	1,724

Net income (loss)	$14,339	$(15,324)	$2,072	$(127,145)

Revenues and Expenses

Revenue and expenses leading to operating income (loss) are analyzed by operating segment below.

Interest Expense

Interest expense decreased in the third quarter of 2011 to $6 million from $21 million in the third quarter of 2010. The decrease was primarily due to $10 million lower interest expense on our revolving credit facility and term loans. We refinanced these facilities in June 2011, and the new credit agreement contains lower interest rates than the credit agreements that were in effect in 2010. The decrease was also due in part to the retirement during September 2010 of our SemCrude Pipeline credit facility, on which we incurred $4 million of interest expense during third quarter 2010. Interest expense decreased in the nine months ended September 30, 2011 to $49 million from $67 million for the nine months ended September 30, 2010. This decrease was due primarily to the retirement of the SemCrude Pipeline credit facility, on which we incurred $11 million of expense during the nine months ended September 30, 2010. In addition, interest expense related to our term loans was $7 million lower during the nine months ended September 30, 2011 than in the corresponding period in 2010, due to lower interest rates and lower outstanding balances. These decreases were partially offset by a $2 million increase in expense related to our revolving credit facilities; although the interest rates on the new revolving credit facility are lower than the rates on the previous one, we wrote off the unamortized portion of the debt issuance costs upon retirement of the previous facility during June 2011, which increased interest expense.

Other Expense (Income)

Other income increased to $12 million for the three months ended September 30, 2011 from $3 million for the same period in 2010. Other income for the three months ended September 30, 2011 included $3 million of foreign currency transaction gains, a $5 million gain on the change in the fair value of our warrants, the receipt of $2 million of proceeds from a class-action litigation settlement, and the receipt of $2 million of proceeds from a business interruption insurance claim. Other income for the three months ended September 30, 2010 included a $1 million gain on the change in the fair value of our warrants and the receipt of $1 million of proceeds for initial payments on the business interruption insurance claim.

Other income increased to $18 million from $2 million for the nine months ended September 30, 2011 versus the nine months ended September 30, 2010. Other income for the nine months ended September 30, 2011 included $3 million of foreign currency transaction gains, an $8 million gain on the change in the fair value of our warrants, the receipt of $2 million of proceeds from a class-action litigation settlement, and the receipt of $2 million of proceeds from a business interruption insurance claim. Other income for the nine months ended September 30, 2010 included a $3 million gain on the change in the fair value of our warrants and the receipt of $1 million of proceeds as an initial payment on the business interruption insurance claim, partially offset by $2 million of foreign currency transaction losses.

Income Tax Expense (Benefit)

The effective tax rate was 8% for the three months ended September 30, 2011 and (17)% for the three months ended September 30, 2010. The effective tax rate was 61% for the nine month ended September 30, 2011 and less than 1% for the nine months ended September 30, 2010. Significant items that impacted the effective tax rate for each period, as compared to the U.S. Federal statutory rate of 35%, include earnings in foreign jurisdictions taxed at lower rates and the full valuation allowance which was recorded against our deferred tax assets. Further, the foreign earnings are taxed in foreign jurisdictions as well as in the U.S., since they are disregarded entities for U.S. federal income tax purposes. Deferred tax liabilities, with the exception of those related to certain long-lived assets, have been considered as a source of future taxable income in establishing the amount of the valuation allowance. These combined factors, and the magnitude of permanent items impacting the tax rate relative to income from continuing operations before income taxes, result in rates that are not comparable between the periods.

Results of Operations by Reporting Segment

SemCrude

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. $ in thousands)	2011	2010	2011	2010
Revenue	$104,616	$71,034	$299,121	$171,219
Expenses:
Costs of products sold	90,660	41,837	252,804	93,127
Operating	4,530	6,751	13,683	21,147
General and administrative	2,040	3,456	6,508	13,442
Depreciation and amortization	3,122	8,280	8,505	24,993
Loss (gain) on disposal or impairment	—	6,828	12	6,874

Total expenses	100,352	67,152	281,512	159,583
Equity earnings in White Cliffs	4,016	—	10,166	—

Operating income	$8,280	$3,882	$27,775	$11,636

Three months ended September 30, 2011 versus three months ended September 30, 2010

Revenue

Revenue increased in the three months ended September 30, 2011 to $105 million from $71 million in the first three months ended September 30, 2010.

	Three Months Ended September 30,
	2011	2010
	($ in thousands)
Product revenue	$265,048	$162,274
Net realized gain (loss) on derivatives	1,084	809
ASC 845-10-15	(169,512)	(118,658)

Net product revenue	96,620	44,425
Service revenue	9,142	23,971
Other	44	496
Net unrealized gain (loss) on derivatives	(1,190)	2,142

Total revenue	$104,616	$71,034

Product revenue increased in the three months ended September 30, 2011 to $265 million from $162 million in the three months ended September 30, 2010. The increase was primarily a result of an increase in sales volumes to 3.0 million barrels for the three months ended September 30, 2011 from 2.1 million barrels for the same period in 2010, and an increase in the average sales price of crude oil to $88 per barrel for the three months ended September 30, 2011 from $77 per barrel for the same period in 2010.

The increase in sales volume is primarily the result of an increase in buy/sell transactions to 1.7 million barrels in the three months ended September 30, 2011 compared to 0.5 million barrels for the same period in 2010. We define a buy/sell transaction as one through which we are able to lock in a fixed margin that is, in effect, economically equivalent to a transportation fee. We accomplish this by purchasing crude oil from a producer or supplier at a designated receipt point at an index price, less a transportation fee, and simultaneously selling an identical volume of crude oil at a designated delivery point to the same party at the same index price. The increase in buy/sell activity was offset, in part, by a decrease of 0.3 million barrels of marketing activity.

ASC 845-10-15, “Nonmonetary Transactions,” requires certain transactions – those where inventory is purchased from a customer then resold to the same customer – to be presented in the income statement on a net basis, resulting in a reduction of revenue and costs of products sold by the same amount, but has no effect on operating income (loss). However, changes in the level of such purchase and sale activity between periods can have an effect on the comparison between those periods. Revenue was reduced by $170 million and $119 million during the three months ended September 30, 2011 and 2010, respectively, in accordance with ASC 845-10-15.

Service revenue decreased in the three months ended September 30, 2011 to $9 million from $24 million from the three months ended September 30, 2010. Of this decrease, $12.5 million relates to the fact that White Cliffs Pipeline was consolidated until the end of September 2010, but has been accounted for under the equity method since then. (See Note 3 to our condensed consolidated financial statements in this Form 10-Q for additional information related to White Cliffs Pipeline.) In addition, storage revenue decreased $1.3 million in the three months ended September 30, 2011 compared to the same period in 2010, as a result of a decrease in storage rates. Also, transportation revenue decreased $1.0 million in 2011 compared to the same period in 2010. This decrease reflects increased use of buy/sell transactions (as described above) to achieve transportation margin.

Costs of products sold

Costs of products sold increased in the three months ended September 30, 2011 to $91 million from $42 million for the same period in 2010. Costs of products sold were reduced by $170 million and $119 million in the three months ended September 30, 2011 and 2010, respectively, in accordance with ASC 845-10-15. Costs of products sold increased in the three months ended September 30, 2011 as a result of an increase in the average cost of crude oil per barrel to $87 from $76 per barrel for the same period in 2010 and an increase in the volume sold to 3.0 million barrels for the three months ended September 30, 2011 from 2.1 million barrels for the same period in 2010.

Operating expense

Operating expense decreased in the three months ended September 30, 2011 to $5 million from $7 million in the three months ended September 30, 2010. The decrease is due primarily to $2.1 million related to White Cliffs Pipeline in the three months ended September 30, 2010.

Depreciation and amortization

Depreciation and amortization expense decreased in the three months ended September 30, 2011 to $3 million from $8 million in the three months ended September 30, 2010. This decrease is due to the fact that White Cliffs Pipeline was not consolidated during 2011.

Loss (gain) on disposal or impairment

In September 2010, the Company sold a portion of its ownership interest in White Cliffs when two unaffiliated parties exercised their rights to purchase additional ownership interests. We recorded a loss of $6.8 million on this transaction.

Nine months ended September 30, 2011 versus nine months ended September 30, 2010

Revenue

Revenue increased in the nine months ended September 30, 2011 to $299 million from $171 million in the nine months ended September 30, 2010.

	Nine Months Ended September 30,
	2011	2010
	($ in thousands)
Product revenue	$747,141	$389,863
Net realized gain (loss) on derivatives	979	795
ASC 845-10-15	(476,630)	(292,934)

Net product revenue	271,490	97,724
Service revenue	27,077	71,722
Other	220	1,277
Net unrealized gain (loss) on derivatives	334	495

Total revenue	$299,121	$171,218

Product revenue increased in the nine months ended September 30, 2011 to $747 million from $390 million in the nine months ended September 30, 2010. The increase was primarily a result of an increase in sales volumes to 8.0 million barrels for the nine months ended September 30, 2011 from 4.9 million barrels for the same period in 2010, and an increase in the average sales price of crude oil to $93 per barrel for the nine months ended September 30, 2011 from $80 per barrel for the same period in 2010.

The increase in sales volume is primarily the result of an increase in buy/sell transactions (as defined above) to 4.8 million barrels in the nine months ended September 30, 2011 compared to 0.9 million barrels for the same period in 2010. The increase in buy/sell activity was offset, in part, by a decrease of 0.8 million barrels of marketing activity.

ASC 845-10-15, “Nonmonetary Transactions,” requires certain transactions – those where inventory is purchased from a customer then resold to the same customer – to be presented in the income statement on a net basis, resulting in a reduction of revenue and costs of products sold by the same amount, but has no effect on operating income (loss). However, changes in the level of such purchase and sale activity between periods can have an effect on the comparison between those periods. Revenue was reduced by $477 million and $293 million during the nine months ended September 30, 2011 and 2010, respectively, in accordance with ASC 845-10-15.

Service revenue decreased in the nine months ended September 30, 2011 to $27 million from $72 million from the nine months ended September 30, 2010. Of this decrease, $36 million relates to the fact that White Cliffs Pipeline was consolidated until the end of September 2010, but has been accounted for under the equity method since then. (See Note 3 to our condensed consolidated financial statements in this Form 10-Q for additional information related to White Cliffs Pipeline.) In addition, transportation revenue decreased $4.4 million in the nine months ended September 30, 2011 compared to the same period in 2010. This decrease reflects increased use of buy/sell transactions (as described above) to achieve transportation margin and the completion of a take-or-pay contract. Also, storage revenue decreased $4.0 million in the nine months ended September 30, 2011 compared to the same period in 2010 as a result of a decrease in storage rates.

Costs of products sold

Costs of products sold increased in the nine months ended September 30, 2011 to $253 million from $93 million in the nine months ended September 30, 2010. Costs of products sold were reduced by $477 million and $293 million in the nine months ended September 30, 2011 and 2010, respectively, in accordance with ASC 845-10-15. Costs of products sold increased in the nine months ended September 30, 2011 as a result of an increase in the average cost of crude oil per barrel to $91 from $79 per barrel for the same period in 2010 and an increase in the volume sold to 8.0 million barrels for the nine months ended September 30, 2011 from 4.9 million barrels for the same period in 2010.

Operating expense

Operating expense decreased in the nine months ended September 30, 2011 to $14 million from $21 million in the nine months ended September 30, 2010. The decrease is due primarily to a bad debt expense of $3.6 million related to a customer that declared bankruptcy and $6.3 million related to White Cliffs Pipeline in the nine months ended September 30, 2010. This decrease was offset, in part, by increased costs of $2.2 million related to labor costs, field expenses, maintenance and rent.

General and administrative expense

General and administrative expense decreased in the nine months ended September 30, 2011 to $7 million from $13 million in the nine months ended September 30, 2010. Approximately $3.6 million of this decrease is related to a reduction in corporate overhead allocated to this reporting segment. Following the completion of a transfer pricing study in late 2010, the Company revised its corporate overhead allocation methodology such that certain corporate costs are not allocated. The remainder of the reduction is due primarily to the fact that White Cliffs Pipeline was not consolidated during 2011.

Depreciation and amortization

Depreciation and amortization expense decreased in the nine months ended September 30, 2011 to $9 million from $25 million in the nine months ended September 30, 2010. This decrease is due to the fact that White Cliffs Pipeline was not consolidated during 2011.

Loss (gain) on disposal or impairment

In September 2010, the Company sold a portion of its ownership interest in White Cliffs when two unaffiliated parties exercised their rights to purchase additional ownership interests. We recorded a loss of $6.8 million on this transaction.

SemStream

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. $ in thousands)	2011	2010	2011	2010
Revenue	$184,658	$139,910	$546,677	$488,966
Expenses:
Costs of products sold	180,157	139,625	534,598	471,765
Operating	2,523	1,717	7,912	6,778
General and administrative	2,535	3,445	7,917	10,875
Depreciation and amortization	1,280	1,844	4,702	5,074
Loss (gain) on disposal or impairment	(25)	(1)	39	(35)

Total expenses	186,470	146,630	555,168	494,457

Operating loss	$(1,812)	$(6,720)	$(8,491)	$(5,491)

Three months ended September 30, 2011 versus three months ended September 30, 2010

Revenue

Revenue increased in the three months ended September 30, 2011 to $185 million from $140 million in the three months ended September 30, 2010.

	Three Months Ended September 30,
	2011	2010
	($ in thousands)
Product revenue	$227,034	$165,130
Realized gain (loss) on derivatives	(426)	(454)
ASC 845-10-15	(46,060)	(17,759)

Net product revenue	180,548	146,917
Service revenue	489	461
Other	130	215
Net unrealized gain (loss) on derivatives	3,491	(7,683)

Total revenue	$184,658	$139,910

Product revenue increased in the quarter ended September 30, 2011 to $227 million from $165 million in the quarter ended September 30, 2010. The effect of higher prices ($1.56/gallon versus $1.12/gallon) was offset in part by lower volume (146 million gallons versus 148 million gallons).

ASC 845-10-15, “Nonmonetary Transactions,” requires certain transactions – those where inventory is purchased from a customer then resold to the same customer – to be presented in the income statement on a net basis, resulting in a reduction of revenue and costs of products sold by the same amount, but has no effect on operating income (loss). However, changes in the level of such purchase and sale activity between periods can have an effect on the comparison between those periods. Revenue was reduced by $46 million and $18 million during the quarter ended September 30, 2011 and 2010, respectively, in accordance with ASC 845-10-15.

Costs of products sold

Costs of products sold increased in the quarter ended September 30, 2011 to $180 million from $140 million in the quarter ended September 30, 2010. On a per unit basis, the costs of products sold increased to $1.55 per gallon from $1.06 per gallon. Costs of products sold were reduced by $46 million and $18 million, respectively, in accordance with ASC 845-10-15.

General

In every category of expense, the amounts for the third quarter of 2011 are roughly equivalent to those of the third quarter of 2010.

Nine months ended September 30, 2011 versus nine months ended September 30, 2010

Revenue

Revenue increased in the nine months ended September 30, 2011 to $547 million from $489 million in the nine months ended September 30, 2010.

	Nine Months Ended September 30,
	2011	2010
	($ in thousands)
Product revenue	$663,672	$538,994
Realized gain (loss) on derivatives	(10,248)	(17,028)
ASC 845-10-15	(117,419)	(52,316)

Net product revenue	536,005	469,650
Service revenue	1,424	1,561
Other	268	522
Net unrealized gain (loss) on derivatives	8,980	17,233

Total revenue	$546,677	$488,966

Product revenue increased in the nine months ended September 30, 2011 to $664 million from $539 million in the nine months ended September 30, 2010. The effect of higher prices ($1.48 per gallon versus $1.23 per gallon) was amplified by slightly higher volume (451 million gallons versus 440 million gallons).

We recorded $10 million in realized losses on derivatives in the nine months ended September 30, 2011 compared to $17 million of such losses in the nine months ended September 30, 2010.

ASC 845-10-15, “Nonmonetary Transactions,” requires certain transactions – those where inventory is purchased from a customer then resold to the same customer – to be presented in the income statement on a net basis, resulting in a reduction of revenue and costs of products sold by the same amount, but has no effect on operating income (loss). However, changes in the level of such purchase and sale activity between periods can have an effect on the comparison between those periods. Revenue was reduced by $117 million and $52 million during the nine months ended September 30, 2011 and 2010, respectively, in accordance with ASC 845-10-15.

Costs of products sold

Costs of products sold increased in the nine months ended September 30, 2011 to $535 million from $472 million in the nine months ended September 30, 2010. On a per unit basis, the costs of products sold increased to $1.45 per gallon from $1.19 per gallon.

Costs of products sold were reduced by $117 million and $52 million in the nine months ended September 30, 2011 and 2010, respectively, in accordance with ASC 845-10-15. In addition, as a result of fresh-start reporting, inventory was revalued from historical weighted average costs to current market value on November 30, 2009. The revaluation increased the costs of products sold in the first nine months of 2010 by approximately $27 million over what would have otherwise been the case.

General and administrative expense

General and administrative expense decreased in the nine months ended September 30, 2011 to $8 million from $11 million in the nine months ended September 30, 2010. This decrease is primarily a result of a reduction in corporate overhead allocated to this reporting segment. Following the completion of a transfer pricing study in late 2010, the Company revised its corporate overhead allocation methodology such that certain corporate costs are not allocated.

SemLogistics

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. $ in thousands)	2011	2010	2011	2010
Revenue	$4,230	$9,289	$18,815	$27,673
Expenses:
Costs of products sold	152	—	152	—
Operating	1,564	1,928	5,129	6,037
General and administrative	1,604	1,279	5,276	4,022
Depreciation and amortization	2,339	2,045	6,943	5,916
Loss (gain) on disposal or impairment	—	—	—	—

Total expenses	5,659	5,252	17,500	15,975

Operating income (loss)	$(1,429)	$4,037	$1,315	$11,698

Three months ended September 30, 2011 versus three months ended September 30, 2010

Revenue

Revenue decreased in the three months ended September 30, 2011 to $4 million from $9 million in the three months ended September 30, 2010. The decline in revenue is a result of a decline in the volume of storage leased. High crude oil prices and backwardated market conditions (i.e., prices for future deliveries are lower than current prices) exist today and are forecast to continue into 2012. These factors have a negative effect on storage economics. As a result, the demand for storage is depressed and we have experienced difficulty securing contract renewals. During the fourth quarter of each year, we perform a goodwill impairment test for each of our segments that has goodwill. The adverse market conditions have increased the risk that our SemLogistics segment will experience a goodwill impairment during fourth quarter 2011.

General

In every category of expense, the amounts for the third quarter of 2011 are roughly equivalent to those of the third quarter of 2010. We have classified approximately $1.4 million of expense previously reported for the three months ended September 30, 2010 from general and administrative to operating expense, to conform to the current presentation.

Nine months ended September 30, 2011 versus nine months ended September 30, 2010

Revenue

Revenue decreased in the nine months ended September 30, 2011 to $19 million from $28 million in the nine months ended September 30, 2010. The decline in revenue is a result of a decline in the volume of storage leased. High crude oil prices and backwardated market conditions ( i.e., prices for future deliveries are lower than current prices) exist today and are forecast to continue into 2012. These factors have a negative effect on storage economics. As a result, the demand for storage is depressed and we have experienced difficulty securing contract renewals.

General

In every category of expense, the amounts for the nine months ended September 30, 2011 are roughly equivalent to those of the corresponding period in 2010. We have classified approximately $4.4 million of expense previously reported for the nine months ended September 30, 2010 from general and administrative to operating expense, to conform to the current presentation.

SemCAMS

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. $ in thousands)	2011	2010	2011	2010
Revenue	$41,368	$38,755	$122,004	$107,235
Expenses:
Costs of products sold	—	(42)	10	53
Operating	29,845	27,432	80,611	70,362
General and administrative	3,378	4,992	12,737	15,956
Depreciation and amortization	2,577	2,419	7,746	7,071
Loss (gain) on disposal or impairment	—	1	—	(14)

Total expenses	35,800	34,802	101,104	93,428

Operating income	$5,568	$3,953	$20,900	$13,807

Three months ended September 30, 2011 versus three months ended September 30, 2010

Revenue

Revenue increased in the third quarter of 2011 to $41 million from $39 million in the third quarter of 2010. Foreign exchange gain accounts for $2.4 million of this increase.

Operating expense

Operating expense increased in the third quarter of 2011 to $30 million from $27 million in the third quarter of 2010. In the third quarter of 2010 operating expense included $2.9 million of non-recurring items. After taking these items into account, operating expense increased by approximately $5 million quarter over quarter. This increase is due primarily to higher power costs of $3.2 million and foreign exchange loss of $1.7 million.

We have reclassified approximately $0.5 million of expense previously reported for the three months ended September 30, 2010, from operating to general and administrative expense to conform to the current presentation.

General and administrative

General and administrative expense decreased in the three months ended September 30, 2011 to $3 million from $5 million in the three months ended September 30, 2010. This decrease results from reduced employee costs ($1.3 million) and lower overhead allocations ($0.2 million).

Nine months ended September 30, 2011 versus nine months ended September 30, 2010

Revenue

Revenue increased in the nine months ended September 30, 2011 to $122 million from $107 million in the nine months ended September 30, 2010. This increase results from a favorable lawsuit settlement ($6.1 million), increased cost pass through ($4.9 million), increased costs recoverable from producers ($1.2 million) and foreign exchange gain ($7.0 million), offset in part by revenue lost due to two plant outages ($3.3 million) and lower capital fees ($1.5 million). The first plant outage began on March 10, 2011, and ended on April 7, 2011. The second plant outage began on May 5, 2011, and ended on May 20, 2011. In both cases, the outage was caused by a mechanical failure.

Operating expense

Operating expense increased in the nine months ended September 30, 2011 to $81 million from $70 million in the nine months ended September 30, 2010. Operating expense in the 2010 period included approximately $5 million of non-recurring items. After taking these items into account, operating expense increased by approximately $16 million period over period. This increase is due primarily to increased power costs ($4.8 million), repairs related to the plant outages noted above ($3.3 million), increased general maintenance costs ($4.2 million), increased contract services and materials ($3.7 million) and foreign exchange loss ($4.5 million), offset in part by recovery of previously written off receivables ($4.5 million) and a reduction in accruals.

We have reclassified approximately $2.3 million of expense previously reported for the nine months ended September 30, 2010 from operating to general and administrative expense to conform to the current presentation.

General and administrative

General and administrative expense decreased in the nine months ended September 30, 2011 to $13 million from $16 million in the nine months ended September 30, 2010. This decrease results from reduced employee costs ($3.2 million) and lower overhead allocation ($1.9 million), offset in part by severance costs ($2.3 million).

SemMexico

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. $ in thousands)	2011	2010	2011	2010
Revenue	$56,743	$33,331	$156,024	$100,205
Expenses:
Costs of products sold	49,823	29,362	136,378	86,243
Operating	1,383	1,300	4,231	3,389
General and administrative	2,825	2,338	8,983	8,410
Depreciation and amortization	1,653	1,532	4,912	4,604
Loss (gain) on disposal or impairment	20	(12)	(186)	(26)

Total expenses	55,704	34,520	154,318	102,620

Operating income (loss)	$1,039	$(1,189)	$1,706	$(2,415)

Three months ended September 30, 2011 versus three months ended September 30, 2010

Revenue

Revenue increased in the third quarter of 2011 to $57 million from $33 million in the third quarter of 2010. Higher volume of products sold (94 thousand tons versus 65 thousand tons) accounted for 63 percent of the increase and higher prices ($597 per ton versus $506 per ton) accounted for the remaining 37 percent of the increase.

Costs of products sold

Costs of products sold increased in the third quarter of 2011 to $50 million from $29 million in the third quarter of 2010. On a per unit basis, the cost of products sold increased to $532 per ton from $451 per ton.

General

In all other categories of expense, the amounts for the three months ended September 30, 2011 are roughly equivalent to those of the same period in 2010.

Nine months ended September 30, 2011 versus nine months ended September 30, 2010

Revenue

Revenue increased in the nine months ended September 30, 2011 to $156 million from $100 million in the nine months ended September 30, 2010. Higher volume of products sold (274 thousand tons versus 198 thousand tons) accounts for 70 percent of the increase and higher prices ($561 per ton versus $500 per ton) account for the remaining 30 percent of the increase.

Costs of products sold

Costs of products sold increased in the nine months ended September 30, 2011 to $136 million from $86 million in the same period in 2010. On a per unit basis, the cost of products sold increased to $497 per ton from $437 per ton.

General

In all other categories of expense, the amounts for the nine months ended September 30, 2011 are roughly equivalent to those of the same period in 2010.

SemGas

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. $ in thousands)	2011	2010	2011	2010
Revenue	$28,350	$18,036	$74,676	$57,270
Expenses:
Costs of products sold	20,512	11,994	52,150	38,876
Operating	2,433	1,635	6,282	4,380
General and administrative	1,590	1,888	4,829	7,166
Depreciation and amortization	1,528	1,380	4,410	4,062
Loss (gain) on disposal or impairment	4	—	4	(19)

Total expenses	26,067	16,897	67,675	54,465

Operating income	$2,283	$1,139	$7,001	$2,805

Three months ended September 30, 2011 versus three months ended September 30, 2010

Revenue

Revenue increased in the three months ended September 30, 2011 to $28 million from $18 million for the three months ended September 30, 2010. Higher sales prices ($5.72/Mcf versus $4.59/Mcf) account for 54 percent of this increase and higher volume (4,960 MMcf versus 3,932 MMcf) accounts for the remaining 46 percent of the increase. The increase in volume is primarily a result of increased drilling and production in the area served by our gas plants in Hopeton and Nash, Oklahoma.

Costs of products sold

Costs of products sold increased in the three months ended September 30, 2011 to $21 million from $12 million in the three months ended September 30, 2010. On a per unit basis, the costs of products sold increased to $4.14/Mcf from $3.05/Mcf.

Nine months ended September 30, 2011 versus nine months ended September 30, 2010

Revenue

Revenue increased in the nine months ended September 30, 2011 to $75 million from $57 million for the same period in 2010. Higher sales prices ($5.45/Mcf versus $4.90/Mcf) account for 44 percent of this increase and higher volume (13,690 MMcf versus 11,685 MMcf) accounts for the remaining 56 percent of the increase. The increase in volume is primarily a result of increased drilling and production in the area served by our gas plants in Hopeton and Nash, Oklahoma.

Costs of products sold

Costs of products sold increased in the nine months ended September 30, 2011 to $52 million from $39 million in the same period in 2010. On a per unit basis, the costs of products sold increased to $3.81/Mcf from $3.33/Mcf.

Operating

Operating expense increased in the nine months ended September 30, 2011 to $6 million from $4 million in the same period of 2010. This increase is a result of higher property taxes, insurance and field expenses resulting from additional assets and higher volumes. In addition, 2010 benefitted from the collection of a previously reserved account receivable ($200 thousand) and a property tax refund ($270 thousand).

General and administrative expense

General and administrative expense decreased in the nine months ended September 30, 2011 to $5 million from $7 million in the nine months ended September 30, 2010. This decrease is primarily a result of a reduction in corporate overhead allocated to this reporting segment. Following the completion of a transfer pricing study in late 2010, the Company revised its corporate overhead allocation methodology such that certain corporate costs are not allocated.

Other and Eliminations

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. $ in thousands)	2011	2010	2011	2010
Revenue	$(26,561)	$74,944	$(72,740)	$224,636
Expenses:
Costs of products sold	(26,561)	70,908	(72,979)	213,184
Operating	—	1,373	58	3,310
General and administrative	3,281	3,278	11,383	8,438
Depreciation and amortization	797	1,132	2,338	6,430
Loss (gain) on disposal or impairment	—	(1,624)	(6)	89,801

Total expenses	(22,483)	75,067	(59,206)	321,163

Operating loss	$(4,078)	$(123)	$(13,534)	$(96,527)

Other and Eliminations is not an operating segment. This table is included to permit the reconciliation of segment information to that of the consolidated Company. We sold the property, plant and equipment of SemCanada Crude during the fourth quarter of 2010 and began winding down its operations. SemCanada Crude ceased to be an operating segment during the fourth quarter of 2010 and its results of operations for the three months and nine ended September 30, 2010 are included in the table above.

Liquidity and Capital Resources

Sources and Uses of Cash

Revolving Credit Facility

We have a $350.0 million revolving credit facility, which can be utilized by our SemCrude, SemStream, SemCAMS and SemGas segments. This revolving credit facility expires in 2016. There was $85.0 million outstanding on the revolving credit facility at September 30, 2011. The interest rate in effect was 5.75% on $25 million and 3.7% on $60 million.

The revolving credit facility includes a $250.0 million sub-limit for the issuance of letters of credit for the account of SemGroup or its loan parties in U.S. Dollars, and within this sublimit, $10.0 million may be utilized for the issuance of letters of credit for the account of one of our Canadian subsidiaries, SemCAMS ULC. Letters of credit bear interest from 2.5% to 4.0%, based on a leverage ratio, and are charged a fronting fee of 0.25%. At September 30, 2011, there were $100.2 million of letters of credit outstanding and the interest rate in effect was 3.5%.

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

We are required to pay a commitment fee of 0.50% on the unused portion of the revolving line of credit, which was $164.8 million at September 30, 2011. Additionally, we pay an administrative fee of $0.1 million annually. Alternative base rate interest and bank fees are paid quarterly, Eurodollar interest is paid at the end of each interest period.

All outstanding borrowings under the revolving credit facility will be due and payable on June 20, 2016. All letters of credit will expire on June 13, 2016.

Term Loan A

On June 20, 2011, we entered into a five-year Term Loan A credit facility with a principal balance of $75.0 million. On September 30, 2011, we made a principal payment of $0.9 million on this term loan. We are required to make quarterly principal payments on the remaining principal balance per the schedule below (amounts in thousands):

Term Loan A
Three months ended December 31, 2011	$938
Year ended December 31, 2012	4,500
Year ended December 31, 2013	6,375
Year ended December 31, 2014	9,375
Year ended December 31, 2015	16,875
Year ended December 31, 2016	36,000

Total	$74,063

The Term Loan A bears interest at our option either at the Eurodollar rate or an alternate base rate (“ABR”), plus an applicable margin. The applicable margin will range from 2.50% to 4.00% in the case of a Eurodollar rate loan, and from 1.50% to 3.00% in the case of an ABR loan with respect to the Term Loan A, based on a leverage ratio. At September 30, 2011, the rate was 3.74%.

All amounts outstanding under the Term Loan A will be due and payable on June 20, 2016.

Term Loan B

On June 20, 2011, we entered into a new seven-year Term Loan B credit facility with a principal balance of $200.0 million. This facility, along with the Term Loan A described above, replaced the previous term loan facility of $308.0 million, which was paid in full on June 20, 2011.

On September 30, 2011, we made a principal payment of $0.5 million on this term loan. We are required to make quarterly principal payments on the remaining principal balance per the schedule below (amounts in thousands):

Term Loan B
Three months ended December 31, 2011	$500
Year ended December 31, 2012	2,000
Year ended December 31, 2013	2,000
Year ended December 31, 2014	2,000
Year ended December 31, 2015	2,000
Year ended December 31, 2016	2,000
Year ended December 31, 2017	2,000
Year ended December 31, 2018	187,000

Total	$199,500

The Term Loan B bears interest at our option either at the Eurodollar rate or an alternate base rate, plus an applicable margin. The applicable margin relating to any Eurodollar loan with respect to the Term Loan B is 4.50% and the applicable margin relating to any ABR loan with respect to the Term Loan B is 3.50%. At September 30, 2011, the rate was 5.75%.

The principal amounts on the Term Loan B will be repaid in consecutive quarterly installments commencing on September 30, 2011, of 0.25% of the outstanding balance.

All amounts outstanding under the Term Loan B will be due and payable on June 20, 2018.

The above credit facilities may, under certain conditions, be increased by up to an additional $100.0 million in aggregate.

Under the terms of the credit agreement, we will be required to enter into a derivative instrument, such as an interest swap or cap agreement, designed to mitigate our risk associated with future increases in market interest rates. We will be required to enter into such an agreement prior to December 31, 2011, or sooner if the three year swap rate closing price exceeds 2.0%.

The agreement for the credit facilities (which encompass the revolving credit facility and the term loans) contains various covenants that limit, among other things, SemGroup Corporation, as the borrower, with its restricted subsidiaries’ ability to incur indebtedness, grant certain liens supporting indebtedness, merge or consolidate, sell all or substantially all of its assets, enter into certain affiliate transactions, make certain distributions, and allow any material change in the nature of its business. Significant financial covenants under the credit facilities include:

•	Leverage Ratio - ratio of consolidated net debt to EBITDA (each as defined in the credit facilities, with EBITDA measured on a rolling four-quarter basis) must be no greater than 4.5 to 1.

•

Interest Coverage Ratio - ratio of EBITDA to cash interest expense (each as defined in the credit facilities, measured on a rolling four-quarter basis, with the first full year of cash interest expense measured on an annualized basis) must be no less than 2.5 to 1.

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

The credit facilities restrict our ability to make certain types of payments relating to our capital stock, including the declaration or payment of dividends. Dividends are limited to $10 million plus an allowable amount as defined by the credit facilities. At September 30, 2011, dividends are limited to $10 million. The credit facilities are:

•	guaranteed by all of SemGroup’s material domestic subsidiaries; and

•	secured by a lien on substantially all of the property and assets of SemGroup and the loan parties, subject to customary exceptions.

The credit facilities permit, with certain conditions, the sale or transfer of assets into a Master Limited Partnership.

During November 2011, we made principal payments of $25.2 million on the Term Loan A and $67.9 million on the Term Loan B, using proceeds received from a transaction with NGL Energy.

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

SemLogistics Credit Facility

SemLogistics entered into a credit agreement in December 2010, which includes a £15 million term loan and a £15 million revolving credit facility (U.S. $24 million each, at September 30, 2011 exchange rates). The facility is secured by the assets of SemLogistics Milford Haven Limited. The proceeds from this new facility were used to retire SemLogistics’ previous credit facility.

The term loan is to be repaid with quarterly payments of £250,000 during 2013, quarterly payments of £750,000 during 2014 and 2015, and a final payment of £8,750,000 on December 31, 2015. SemLogistics has the right to make early principal payments without incurring any penalties for early repayment.

The revolving credit facility can be utilized either for cash borrowings or letters of credit. Borrowings under the revolving facility may be repaid at any time up to the expiration of the facility on December 31, 2015. At September 30, 2011, no cash borrowings were outstanding under the revolving facility and no letters of credit were utilized.

Interest is charged on both the term loan and the revolving loans (including letters of credit) at a floating rate, which is calculated as the LIBOR plus a margin that ranges from 1.75% to 2.5%, depending on whether SemLogistics meets certain financial ratios specified in the agreement. The interest rate in effect at September 30, 2011 was 2.71%, which was calculated as 1.75% plus the LIBOR rate of 0.96%. The interest rate in effect at December 31, 2010 was 2.51%, which was calculated as 1.75% plus the LIBOR rate of 0.76%. Interest on the term loan and revolving facility are payable quarterly. A commitment fee of 0.50% is charged on any unused commitments under the facility and is payable quarterly. SemLogistics also paid fees of $1.3 million upon inception of the facility, which were recorded to other noncurrent assets and are being amortized over the life of the facility.

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

The facility is secured by the assets of SemLogistics. The facility contains covenants, which, among other things, restrict the ability of SemLogistics to incur additional indebtedness, create liens on assets, make investments, restricted payments, loans or advances, dispose of assets, or change the nature of its business. The facility contains covenants that require SemLogistics to maintain certain financial ratios specified in the agreement. At September 30, 2011, SemLogistics was in compliance with the covenants.

SemLogistics used the proceeds from the term loan to retire its previous credit agreement, which it had entered into on November 30, 2009. The previous facility bore interest at a floating rate which was calculated as LIBOR plus 5.5% (or 6.0%, if a specified financial target was not met). In addition, SemLogistics paid $2.1 million of fees to the lender at the inception of the agreement.

SemLogistics recorded interest expense of $0.3 million for the three months ended September 30, 2011 and $0.9 million for the nine months ended September 30, 2011, including amortization of debt issuance costs. SemLogistics recorded interest expense of $0.9 million for the three months ended September 30, 2010 and $2.4 million for the nine months ended September 30, 2010, including amortization of debt issuance costs. SemLogistics recorded the fair value of the interest swaps as a noncurrent liability of $0.4 million at September 30, 2011, with a corresponding adjustment to other comprehensive income (net of income taxes).

SemMexico Revolving Credit Facilities

During 2010, SemMexico entered into a credit agreement that allowed SemMexico to borrow up to 80 million Mexican pesos at any time through June 2011. Borrowings on this facility are required to be repaid with monthly payments through May 2013. At September 30, 2011, borrowings of $66.7 million pesos (U.S. $4.9 million) were outstanding on this facility. Borrowings are unsecured and bear interest at the bank prime rate in Mexico plus 1.5%. At September 30, 2011, the interest rate in effect was 6.31%, calculated as 1.5% plus the bank prime rate of 4.81%.

SemMexico also has outstanding letters of credit of 197 million Mexican pesos at September 30, 2011, (U.S. $14.5 million at the September 30, 2011 exchange rate). Fees are generally charged on outstanding letters of credit at a rate of 0.45%.

During 2011, SemMexico entered into an additional credit agreement that allows SemMexico to borrow up to 56 million Mexican pesos (U.S. $4.1 million at the September 30, 2011 exchange rate) at any time during the term of the facility, which matures in February 2012. Borrowings would be unsecured and would bear interest at the bank prime rate in Mexico plus 1.7%.

SemMexico recorded interest expense of $0.1 million during the three months ended September 30, 2011 and $0.2 million during the nine months ended September 30, 2011 related to these facilities.

Liquidity – Sources and Uses

Our primary sources of liquidity are cash flows generated from our operating activities and borrowing capacity under our revolving credit facility. Our primary liquidity requirements are working capital, debt service, contractual obligations and capital expenditures. The consolidated cash balance on September 30, 2011 (including restricted cash) was approximately $112.7 million. Of this amount, approximately $46.3 million was held in Canada and may be subject to tax if transferred to the United States. We expect to have adequate liquidity to fund our liquidity requirements over the foreseeable future from cash flows generated from operating activities and available borrowing capacity under our revolving credit facility.

The following table summarizes our changes in cash for the periods presented:

	Nine Months Ended September 30,
(U.S. $ in thousands)	2011	2010
Statement of cash flow data:
Cash flows provided by (used in):
Operating activities	$(8,234)	$96,962
Investing activities	(42,904)	123,649
Financing activities	27,370	(186,265)

Subtotal	(23,768)	34,346
Effect of exchange rate on cash and cash equivalents	1,005	(390)

Change in cash and cash equivalents	$(22,763)	$33,956

Operating Activities

The components of operating cash flows can be summarized as follows (in thousands):

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Net income (loss)	$2,072	$(127,145)
Non-cash expenses, net	44,420	161,614
Changes in operating assets and liabilities	(54,726)	62,493

Net cash flows provided by (used in) operating activities	$(8,234)	$96,962

Non-cash expenses included $40 million of depreciation and amortization for the nine months ended September 30, 2011, compared to $58 million for the nine months ended September 30, 2010; the primary reason for the decrease was the deconsolidation of White Cliffs at the end of September 2010. Non-cash expenses for the nine months ended September 30, 2010 included $97 million of net losses on disposal or impairment of long-lived assets, due primarily to an impairment of the goodwill and other intangible assets of our SemCanada Crude business and to the loss recorded upon the deconsolidation of White Cliffs.

Changes in operating assets and liabilities during the nine months ended September 30, 2011 included an increase of $27 million to inventory, while changes in operating assets and liabilities during the nine months ended September 30, 2010 included a decrease of $28 million to inventory, due primarily to changes in natural gas liquids inventory. Our SemStream segment has historically purchased propane during the warmer months for sale during the colder months, although the specific timing of when the inventory was purchased or sold was driven by our view of the market conditions at the time. Changes in operating assets and liabilities during the nine months ended September 30, 2010 included an $82 million decrease in other current assets, due primarily to the recovery by our SemCanada Crude business of deposits and other prepayments.

Investing Activities

For the nine months ended September 30, 2011, we had net cash outflows of $43 million from investing activities, due primarily to $51 million of capital expenditures, partially offset by net investing cash inflows of $7 million from our investment in White Cliffs.

For the nine months ended September 30, 2010, we had net cash inflows of $124 million from investing activities, due primarily to the receipt of $141 million from the sale of a portion of our ownership interests in White Cliffs at the end of September 2010, proceeds of $13 million from the sale of other long-lived assets, and proceeds of $7 million from the surrender of life insurance policies. These inflows were partially offset by $31 million of capital expenditures and the deconsolidation of White Cliffs at the end of September 2010. White Cliffs had $6 million of cash at the time of deconsolidation.

Capital expenditures were higher during the nine months ended September 30, 2011 than in the corresponding period in the prior year, due in part to the refinancing of our credit agreements. The credit agreements in place upon our emergence from bankruptcy contained more restrictions on our ability to undertake capital expansions than our current credit agreements.

Financing Activities

For the nine months ended September 30, 2011, we had net cash inflows of $27 million from financing activities, all of which related to borrowings on long-term debt, partially offset by principal payments and debt issuance costs.

For the nine months ended September 30, 2010, we had net cash outflows of $186 million from financing activities, substantially all of which related to principal payments on long-term debt and debt issuance costs, partially offset by borrowings on long-term debt. These cash outflows included $119 million of principal payments on the SemCrude Pipeline credit facility, which was retired upon the receipt of proceeds from the sale of ownership interests in White Cliffs.

Off-Balance Sheet Arrangements

We do not use any off-balance sheet arrangements to enhance our liquidity and capital resources, or for any other purpose.

Capital Expenditures

We estimate that capital expenditures for 2011 will be approximately $72 million, including an estimated $51 million for growth projects and an estimated $21 million for maintenance projects. During the three months and nine months ended September 30, 2011, we spent $18 million and $51 million (cash basis), respectively, on capital projects.

Commitments

There have been no material changes to our contractual obligations outside the ordinary course of our business from those previously disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010, although the value of product purchase commitments is greater at September 30, 2011 than it was at December 31, 2010.

We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We establish a margin for these purchases by entering into various types of physical and financial sale and exchange transactions through which we seek to maintain a position that is substantially balanced between purchases on the one hand and sales and future delivery obligations on the other. We account for these commitments as normal purchases and sales, and therefore we do not record assets or liabilities related to these agreements until the product is purchased or sold. At September 30, 2011, such commitments included the following (volumes and dollars in thousands):

	Volume
	(barrels)	Value ($)
Fixed price sales	70	6,938
Floating price purchases	18,292	1,544,786
Floating price sales	18,423	1,599,354

Certain of the commitments shown in the table above relate to agreements to purchase product from a counterparty and to sell a similar amount of product (in a different location) to the same counterparty. Many of the commitments shown in the table above are cancellable by either party, as long as notice is given within the time frame specified in the agreement (generally 30 to 120 days).

In addition to the commitments shown in the table above, our SemStream segment had entered into certain commitments as of September 30, 2011 to purchase and sell petroleum products at specified future dates. Our rights and obligations under these contracts were transferred to NGL Energy Partners LP on November 1, 2011 upon our contribution of the primary operating assets of the SemStream segment to NGL Energy Partners LP.

In addition, our SemGas segment enters into contracts under which we are responsible for marketing the majority of the gas and natural gas liquids produced by the counterparties to the agreements. During the nine months ended September 30, 2011, the majority of SemGas’ revenues were generated from such contracts.

Critical Accounting Policies and Estimates

For disclosure regarding our critical accounting policies and estimates, see the discussion under the caption “Critical Accounting Policies and Estimates” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.

Recent Accounting Pronouncements

No new accounting pronouncements have become effective during the three months ended September 30, 2011 that would have a material effect on our consolidated financial statements. During September 2011 the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-08. This Accounting Standards update is designed to simplify how entities test goodwill for impairment. Under the new standard, an entity may first assess qualitative factors to determine whether it is more likely than not that the fair value of an asset group is less than the carrying amount, for the purpose of determining whether it is necessary to estimate the fair value of the asset group to which the goodwill relates. We plan to adopt this new standard in 2012.

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

The table below outlines the range of NYMEX prompt month daily settle prices for crude oil and natural gas futures, and the range of daily propane spot prices provided by an independent, third-party broker for the three months and nine months ended September 30, 2011 and the years ended December 31, 2010, 2009 and 2008.

	Light Sweet Crude Oil Futures ($ per Barrel)	Mont Belvieu (Non-LDH) Spot Propane ($ per Gallon)	Henry Hub Natural Gas Futures ($ per MMBtu)
Three Months Ended September 30, 2011
High	$99.87	$1.62	$4.55
Low	$79.20	$1.43	$3.67

High/Low Differential	$20.67	$0.19	$0.88

Nine Months Ended September 30, 2011
High	$113.93	$1.63	$4.85
Low	$79.20	$1.30	$3.67

High/Low Differential	$34.73	$0.33	$1.18

Year Ended December 31, 2010
High	$91.51	$1.43	$6.01
Low	$68.01	$0.96	$3.29

High/Low Differential	$23.50	$0.47	$2.72

Year Ended December 31, 2009
High	$81.37	$1.31	$6.07
Low	$33.98	$0.60	$2.51

High/Low Differential	$47.39	$0.71	$3.56

Year Ended December 31, 2008
High	$145.29	$1.98	$13.58
Low	$33.87	$0.54	$5.29

High/Low Differential	$111.42	$1.44	$8.29

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

Based on our open derivative contracts at September 30, 2011, a 5 percent increase in the applicable market price or prices for each derivative contract would result in a $5.7 million decrease in our product sales revenues. A 5 percent decrease in the applicable market price or prices for each derivative contract would result in a $5.7 million increase in our product sales revenues. However, the increases or decreases in product sales revenues we recognize from our open derivative contracts are substantially offset by higher or lower product sales revenues when the physical sale of the product occurs. These contracts may be for the purchase or sale of products or in markets different from the physical markets in which we are attempting to hedge our exposure, or may have timing differences relative to the physical markets. As a result of these factors, our hedges may not eliminate all price risks.

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

Interest Rate Risk

We utilize both fixed and variable rate debt and are exposed to market risk due to the floating interest rates on our credit facilities. Therefore, from time-to-time we may utilize interest rate derivatives to manage interest obligations on specific debt issuances. Our variable rate debt bears interest at LIBOR or prime, subject to certain floors, plus the applicable margin. At September 30, 2011, an increase in these base rates of 1%, above the base rate floors, would increase our interest expense by $3.9 million per year.

The average interest rates presented below are based upon rates in effect at September 30, 2011 and December 31, 2010. The carrying value of the variable rate instruments in our credit facilities approximate fair value primarily because our rates fluctuate with prevailing market rates.

The following table summarizes our debt obligations:

Liabilities	September 30, 2011	December 31, 2010
Short-term debt - variable rate	$9.1 million	$0.0 million
Average interest rate	5.02%	—%
Long-term debt - variable rate	$377.8 million *	$37.2 million
Average interest rate	4.87%	4.65%
Long-term debt - fixed rate	$0.0 million	$308.7 million
Fixed interest rate	—%	9.00%

*	A portion of this debt has effectively been converted to a fixed rate of 2.49% through certain interest rate swaps (described above under the heading “SemLogistics Credit Facility”)

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

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), are effective as of September 30, 2011. This conclusion is based on an evaluation conducted under the supervision and participation of our Chief Executive Officer and Chief Financial Officer along with our management. Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal proceedings, see the discussion under the captions “Bankruptcy matters”, “Other matters” and “Environmental” in Note 8 of our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated by reference into this Item  1.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors involving us from those previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

A change in the jurisdictional characterization of some of our assets by federal, state or local regulatory agencies or a change in policy by those agencies could result in increased regulation of our assets, which could affect existing costs and rates.

Interstate transportation and gathering pipelines that do not provide interstate services are not subject to regulation by FERC. However, the distinction between FERC-regulated interstate pipeline transportation on the one hand, and intrastate pipeline transportation, on the other hand, is a fact-based determination. The classification and regulation of our crude oil pipelines are subject to change based on future determinations by FERC, federal courts, Congress or regulatory commissions, courts or legislatures in the states in which we operate.

Our Kansas and Oklahoma gathering pipeline system carries crude oil owned by us and by third parties. We own all of the crude oil shipped on our pipeline system across state lines. We believe that the pipeline segments on which we provide service to third parties and the services we provide to third parties on the gathering pipeline system meet the traditional tests that FERC has used to determine that the pipeline services provided are not interstate commerce. We believe that the pipeline segments on which we transport only crude oil owned by us should not be subject to regulation by FERC under the Interstate Commerce Act, or ICA, or that these pipeline segments would qualify for waiver from FERC’s regulatory requirements, if applicable. However, we cannot provide assurance that FERC will not in the future, either at the request of other entities or on its own initiative, determine that some or all of our Kansas and Oklahoma gathering pipeline system and the services we provide on that system are within its jurisdiction, or that such a determination would not adversely affect our results of operations. If some or all of the gathering system were subject to FERC jurisdiction, and not otherwise exempt from any applicable regulatory requirements, for that portion of the gathering pipeline system we would be required to file a tariff with FERC, and if our tariff rates were subject to protest, provide a cost justification for the transportation rate subject to protest and provide service to all potential shippers without undue discrimination. In addition, if the services we provide on any segment(s) of our gathering system become regulated by FERC under the ICA, our services could be subject to a protest and/or complaint before FERC. If FERC were to determine, in response to a complaint, that our rates are unjust and unreasonable, we could be required to pay reparations and refunds dating to two years before the filing of the complaint. Furthermore, if in the future our services become subject to state regulation, they could be subject to a protest and/or complaint before a state commission with jurisdiction.

We may fail to realize the anticipated benefits from our recent acquisition of a significant equity position in NGL Energy Partners LP.

On November 1, 2011, SemStream completed the sale of substantially all of its assets to NGL Supply Terminal Company LLC, a subsidiary of NGL Energy Partners LP (“NGL Energy”), in exchange for, among other things, 8,932,031 common units representing limited partnership interests in NGL Energy (the “NGL Common Units”). NGL Energy owns and operates a vertically integrated propane business with three operating segments: midstream; wholesale supply and marketing; and retail propane.

We do not control NGL Energy’s assets and operations and the value of, and benefits from, our investment in the NGL Common Units are subject to all of the risks and uncertainties inherent in NGL Energy’s business including, without limitation, the following:

•	NGL Energy may not have sufficient cash to enable it to pay minimum quarterly distributions on its common units, including the NGL Common Units;

•

The amount of cash NGL Energy has available for distribution to its unitholders, including us, depends primarily on its cash flow rather than on its profitability, which may prevent it from making distributions, even during periods in which it realizes net income;

•	Current conditions in the global capital and credit markets, and general economic pressures, may adversely affect NGL Energy’s financial position and results of operations;

•	Widely fluctuating propane prices could adversely affect NGL Energy’s ability to finance its working capital needs;

•

If NGL Energy does not successfully identify acquisition candidates, complete accretive acquisitions on economically acceptable terms or adequately integrate the acquired operations into its existing operations, its future financial performance may be adversely affected and its growth may be limited;

•

Increases in interest rates could adversely impact NGL Energy’s common unit price, its ability to issue equity or incur debt for acquisitions or other purposes, and its ability to make cash distributions at its intended levels;

•	NGL Energy’s operations are subject to all the operating hazards and risks incident to handling, storing, transporting, and providing customers with combustible liquids such as propane;

•

NGL Energy’s partnership agreement limits the fiduciary duties of NGL Energy’s general partner to NGL Energy’s unitholders, including us, and restricts the remedies available to the unitholders for actions taken by its general partner that might otherwise be breaches of fiduciary duty;

•	Cost reimbursements to NGL Energy’s general partner may be substantial and could reduce its cash available to make quarterly distributions on the common units, including the NGL Common Units;

•	NGL Energy’s partnership agreement requires that NGL Energy distribute all of its available cash, which could limit its ability to grow and make acquisitions; and

•

Other factors discussed in NGL Energy’s Annual Report on Form 10-K and as are included from time to time in NGL Energy’s public announcements and other filings with the Securities and Exchange Commission.

As part of our transaction with NGL Energy, we waived ordinary course cash distributions from NGL Energy on 3,932,031 of the NGL Common Units (the “Distribution Waiver Units”) until August 30, 2012. Further, we may not transfer or sell any of the NGL Common Units until NGL Energy has made its quarterly distribution for its quarter ending December 31, 2011. We also may not transfer or sell any of the Distribution Waiver Units prior to September 30, 2012, unless the purchaser of these units enters into a forbearance agreement with NGL Energy relating to the units purchased. When these restrictions end, to the extent that we desire to sell any of the NGL Common Units, our ability to sell units could be severely limited, both as to timing and amount, and as a result of factors beyond our control. Also, the market price of the NGL Common Units may decline substantially before we sell the units.

For the reasons described above, we may not realize an adequate return on our investment and we may incur losses on any sales of our investment.

In addition, our equity in earnings or losses of NGL Energy will be reported in our consolidated statement of operations, which could result in volatility in our earnings. Future declines in the fair value of our investment in NGL Energy could, under certain circumstances, require us to record impairment losses on our investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to our Plan of Reorganization, we issued warrants to purchase shares of our Class A Common Stock, or at the election of the warrantholder, shares of our Class B Common Stock, to certain of our pre-petition creditors. During August 2011, a holder of a warrant to purchase one share of our Class A Common Stock exercised such warrant for consideration of $25 in cash. Such issuance of one share of our Class A Common Stock was exempt from the registration requirements of the Securities Act pursuant to Section 1145 of the U.S. Bankruptcy Code.

Item 3. Defaults upon Senior Securities

None

Item 4. (Reserved)

Item 5. Other Information

On November 10, 2011, Rose Rock Midstream, L.P., a subsidiary of the Company, as borrower, entered into a $150.0 million five-year senior secured revolving credit facility agreement with The Royal Bank of Scotland, as administrative agent and collateral agent, and the other lenders and agents named therein. For further information regarding this new credit facility, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – Master limited partnership.

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Norman J. Szydlowski, Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.

32.1	Section 1350 Certification of Norman J. Szydlowski, Chief Executive Officer.

32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months and nine months ended September 30, 2011 and 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2011	SEMGROUP CORPORATION

	By:	/s/ Robert N. Fitzgerald
Robert N. Fitzgerald
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

The following rider and exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Rider	Description

Rider 56A
2.1	Contribution Agreement dated August 31, 2011, among SemStream, L.P., a wholly-owned subsidiary of SemGroup Corporation, NGL Supply Terminal Company LLC, NGL Energy Partners LP and NGL Energy Holdings LLC, (filed as Exhibit 2.1 to our current report on Form 8-K dated November 1, 2011, filed November 4, 2011, and incorporated herein by reference).

2.2	Second Amended and Restated Limited Liability Company Agreement of NGL Energy Holdings LLC (filed as Exhibit 2.2 to our current report on Form 8-K dated November 1, 2011, filed November 4, 2011, and incorporated herein by reference).

2.3	First Amended and Restated Registration Rights Agreement dated October 3, 2011, among NGL Energy Partners LP, Hicks Oil & Hicksgas, Incorporated, NGL Holdings, Inc., Krim2010, LLC, Infrastructure Capital Management, LLC, Atkinson Investors, LLC, Stanley A. Bugh, Robert R. Foster, Brian K. Pauling, Stanley D. Perry, Stephen D. Tuttle, Craig S. Jones, Daniel Post, Mark McGinty, Sharra Straight, David Eastin, AO Energy, Inc., E. Oysterman, Inc., E. Osterman Gas Service, Inc., E. Osterman Propane, Inc., Milford Propane, Inc., Osterman Propane, Inc., Propane Gas, Inc., and Saveway Propane Gas Service, Inc. (filed as Exhibit 2.3 to our current report on Form 8-K dated November 1, 2011, filed November 4, 2011, and incorporated herein by reference).

2.4	Amendment No. 1 and Joinder to First Amended and Restated Registration Rights Agreement dated November 1, 2011, between NGL Energy Holdings LLC and SemStream, L.P. (filed as Exhibit 2.4 to our current report on Form 8- K dated November 1, 2011, filed November 4, 2011, and incorporated herein by reference).

3.1	Amended and Restated Bylaws of SemGroup Corporation (filed as Exhibit 3.1 to our current report on Form 8-K dated October 28, 2011, filed October 28, 2011, and incorporated herein by reference).

4.1	Rights Agreement, dated as of October 28, 2011, between SemGroup Corporation and Mellon Investor Services LLC (filed as Exhibit 4.1 to our current report on Form 8-K dated October 28, 2011, filed October 28, 2011, and incorporated herein by reference).

10.1	Second Amendment to the Credit Agreement, dated as of September 19, 2011, among SemGroup Corporation, certain subsidiaries of SemGroup Corporation, as guarantors, the lenders party thereto and The Royal Bank of Scotland plc, as administrative agent and collateral agent for the lenders (filed as Exhibit 10 to our current report on Form 8-K, dated September 19, 2011, filed September 23, 2011, and incorporated herein by reference).

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Norman J. Szydlowski, Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.

32.1	Section 1350 Certification of Norman J. Szydlowski, Chief Executive Officer.

32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months and nine months ended September 30, 2011 and 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) the Notes to the Condensed Consolidated Financial Statements.