Form 10-K
period 2011-12-31
SemGroup Corp
filed 2012-02-29
CIK 1489136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark	One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 1-34736

SEMGROUP CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-3533152
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Warren Place

6120 S. Yale Avenue, Suite 700

Tulsa, OK 74136-4216

(918) 524-8100

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, par value $0.01 per share Common Share Purchase Rights Warrants to Purchase Common Stock	New York Stock Exchange New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒		Accelerated Filer	☐

Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Class A and Class B common stock held by non-affiliates at June 30, 2011, was $1,059,026,939, based on the closing price of the Class A common stock on the New York Stock Exchange on June 30, 2011.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

At January 31, 2012, there were 41,798,893 shares of Class A Common Stock and 162,361 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, in connection with the registrant’s Annual Stockholders’ Meeting to be held on May 23, 2012, are incorporated by reference into Part III of this Form 10-K.

SEMGROUP CORPORATION AND SUBSIDIARIES

FORM 10-K—2011 ANNUAL REPORT

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

All statements, other than statements of historical fact, included in this Form 10-K regarding the prospects of our industry, our anticipated financial performance, the anticipated performance of NGL Energy Partners LP, management’s plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions, and other matters, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negative of these terms or variations of them or similar terms. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks, and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those discussed in Item 1A of this Form 10-K, entitled “Risk Factors,” risk factors discussed in other reports that we file with the Securities and Exchange Commission (“SEC”), and the following:

•	Our ability to generate sufficient cash flow from operations to enable us to pay our debt obligations or to fund our other liquidity needs;

•	Our ability to comply with the covenants contained in, and maintain certain financial ratios required by, our credit facilities;

•	Our ability to obtain additional capital on terms that are favorable to us;

•	The ability of our subsidiary, Rose Rock Midstream, L.P., to make minimum quarterly distributions to its unitholders, including us;

•	The operations of NGL Energy Partners LP, which we do not control;

•	The possibility that our hedging activities may result in losses or may have a negative impact on our financial results;

•	Any sustained reduction in demand for the petroleum products we gather, transport, process, and store;

•	Our ability to obtain new sources of supply of petroleum products;

•	Our failure to comply with new or existing environmental laws or regulations or cross border laws or regulations;

•	The possibility that the construction or acquisition of new assets may not result in the corresponding anticipated revenue increases;

•	The effects of having recently filed for and emerged from bankruptcy protection;

•	Any future impairment to goodwill resulting from the loss of customers or business;

•	Changes in currency exchange rates; and

•	The risks and uncertainties of doing business outside of the U.S., including political and economic instability and changes in local governmental laws, regulations and policies.

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

PART I

Items 1 and 2. Business and Properties

Overview

Our business is to provide gathering, transportation, storage, distribution, marketing, and other midstream services primarily to independent producers, refiners of petroleum products, and other market participants located in the Midwest and Rocky Mountain regions of the United States of America (the “U.S.”), Canada and the West Coast of the United Kingdom (the “U.K.”). We, or our significant equity method investees, have an asset base consisting of pipelines, gathering systems, storage facilities, terminals, processing plants, and other distribution assets located between North American production and supply areas, including the Gulf Coast, Midwest, Rocky Mountain and Western Canadian regions. We also maintain and operate storage, terminal and marine facilities at Milford Haven in the U.K. that enable customers to supply petroleum products to markets in the Atlantic Basin. We also operate a network of liquid asphalt cement terminals throughout Mexico. Our operations are conducted directly and indirectly through our primary operating segments.

Company Information

Our website is located at www.semgroupcorp.com. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as proxy statements and other information we file with, or furnish to, the SEC are available free of charge on our website. We make these documents available as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The information contained on our website, or available by hyperlink from our website, is not incorporated into this Form 10-K or other documents we file with, or furnish to, the SEC. We intend to use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Such disclosures will be included on our website in the “Investor Relations” sections. Accordingly, investors should monitor such portions of our website, in addition to following our press releases, SEC filings and public conference calls and webcasts.

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

As a result of trading losses incurred and other negative economic conditions, we faced a liquidity crisis and on July 22, 2008, we filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code, as well as applications for creditor protection under the Companies’ Creditors Arrangement Act in Canada (collectively, the “Bankruptcy”). During the Bankruptcy, we continued to operate our midstream energy-related businesses, exited certain non-core businesses and activities, disposed of certain assets and continued certain energy infrastructure construction projects. Certain of our business units also continued marketing activities to fulfill contractual obligations and to utilize their asset bases.

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

On November 30, 2009, we emerged from the Bankruptcy as a newly reorganized company. We continue to provide midstream energy services in North America and the U.K. from an asset base consisting of pipelines, gathering systems, storage facilities, terminals, processing plants and other distribution assets. Midstream services are provided to independent producers, refiners of petroleum products and other market participants. We also selectively engage in marketing activities geared toward serving our customers and maximizing the value of our asset base.

As part of the reorganization, and in conjunction with approval from our creditors and the U.S. Bankruptcy Court, we appointed a new Board of Directors and senior management team. Norman Szydlowski was hired as Chief Executive Officer and brings considerable industry experience, management and leadership skills. Additionally, Robert Fitzgerald was hired as Senior Vice President and Chief Financial Officer and Candice Cheeseman was hired as General Counsel.

We conduct our operations through six primary business segments: Crude, SemStream®, SemLogistics, SemCAMS, SemMexico and SemGas®. The following diagram is a simplified organizational chart of our business segments:

We previously had a seventh business segment, SemCanada Crude, which aggregated and blended crude oil in Western Canada. Due to adverse market conditions impacting this segment, we sold the property, plant and equipment of SemCanada Crude in late 2010 and began winding down its operations.

On November 1, 2011, we contributed the primary operating assets of our SemStream segment to NGL Energy Partners LP in exchange for cash and equity interests. We retained our ownership interest in SemStream’s Arizona residential business. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.)

Rose Rock Midstream, L.P. (“Rose Rock”) was formed in August 2011. On November 29, 2011, SemGroup Corporation contributed a wholly-owned subsidiary, SemCrude, L.P., to Rose Rock, in return for limited partner interests, general partner interests, and certain incentive distribution rights in Rose Rock. On December 14, 2011, Rose Rock completed an initial public offering (“IPO”) in which it sold 7,000,000 common units representing limited partner interests. Based on our control of, and ownership interest in, Rose Rock, we continue to consolidate Rose Rock and account for other partnership interest in Rose Rock as non-controlling interest.

We previously referred to the crude business segment as SemCrude, but following the contribution of SemCrude, L.P. to Rose Rock, we decided to change the name of the segment to “Crude”. The Crude business segment holds a 51% ownership interest in White Cliffs Pipeline L.L.C. and a 2% general partner interest and a 57.0% limited partner interest in Rose Rock.

Industry Overview

We move petroleum products throughout the U.S., Canada, Mexico and the U.K. We provide gathering, transportation, storage, distribution, marketing and other midstream services to producers and refiners of petroleum products. The market we serve, which begins at the point of purchase at the source of production and extends to the point of distribution to the end-user customer, is commonly referred to as the “midstream” market.

Regional Production of Petroleum Products in the U.S.

The U.S. Department of Energy divides the continental U.S. into five geographic regions called Petroleum Administration for Defense Districts, or “PADDs”. PADD 2 is the Midwest region of the U.S. PADD 2 is the second largest PADD in terms of refinery production, surpassed only by PADD 3. As a result of the flow of petroleum products across and throughout the Midwest region, we believe PADD 2 is an important crude oil production, logistics and refining center.

According to Energy Information Administration (“EIA”) data, as of November 2011, approximately 21%, or 3.7 million barrels per day (“Bpd”), of total U.S. daily refining capacity was in PADD 2. Also, according to November 2011 EIA reports, PADD 2 produces approximately 14%, or 0.8 million Bpd, of total U.S. daily crude oil production and imports approximately 13.6%, or 1.7 million Bpd, of total U.S. daily imports.

PADD 2 refiners source crude oil from the Gulf Coast, Rocky Mountain, Canada’s Western Canadian Sedimentary Basin, which includes Alberta and parts of Saskatchewan to the East and British Columbia to the West, and major commodity hubs in the U.S. The production of petroleum products by PADD 2 refiners and processors historically has been less than the demand for petroleum products within that region, with the shortfall being supplied via common carrier pipelines primarily from the Gulf Coast, Canada and, to a lesser extent, the Rocky Mountain and East Coast regions. Additional petroleum product supply is available via barge transport up the Mississippi River with significant deliveries into local markets along the Ohio River.

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

Crude Oil Industry Overview

Refined petroleum products, such as jet fuel, gasoline and distillate fuel oil, are all sources of energy derived from crude oil. According to 2010 data compiled by the EIA, petroleum currently accounts for about 44% of the nation’s total annual energy consumption. Growth in petroleum consumption is expected to keep pace with growth in overall energy consumption over the next 20 to 25 years. The EIA expects U.S. annual petroleum consumption to grow 13.5% from 17.1 million barrels per day in 2009 to 19.4 million barrels per day in 2035. The diagram below depicts the segments of the crude oil value chain and our participation in the crude oil industry.

Our crude oil business operates primarily in Colorado, Kansas, North Dakota, Oklahoma and Texas where there are extensive crude oil production operations. Our assets extend from gathering systems in and around producing fields to transportation pipelines carrying crude oil to logistics hubs, such as the Cushing Interchange, where we have terminalling and storage facilities that aid our customers in managing the delivery of crude oil.

Gathering and Transportation

Pipeline transportation is generally the lowest cost method for shipping crude oil and transports about two-thirds of the petroleum shipped in the U.S. Crude oil pipelines transport oil from the wellhead to logistics hubs and/or refineries. Crude oil gathering assets generally consist of a network of smaller diameter pipelines that are connected directly to the well site or central receipt points delivering into larger diameter trunk lines. Logistic hubs like the Cushing Interchange provide storage and connections to other pipeline systems and modes of transportation, such as tankers, railroads and trucks. Trucking complements pipeline gathering systems by gathering crude oil from operators at remote wellhead locations not served by pipeline gathering systems. Trucking is generally limited to low volume, short haul movements because trucking costs escalate sharply with distance, making trucking the most expensive mode of crude oil transportation.

Storage Terminals and Supply

Storage terminals complement the crude oil pipeline gathering and transportation systems and address a fundamental imbalance in the energy industry wherein crude oil is often produced in different locations and at different times than it is ultimately consumed. Within the U.S., there are also geographical imbalances, as a substantial majority of the petroleum refining that occurs in the U.S. east of the Rocky Mountains is concentrated in the Gulf Coast region, particularly Louisiana and Texas which, according to the EIA, accounts for approximately 48% of all refining capacity in the United States. Over time, the crude oil storage business has evolved from its beginnings as a component of integrated production processes into a mature, stand-alone operation.

Terminals are facilities in which crude oil is transferred to or from a storage facility or transportation system, such as a gathering pipeline, to another transportation system, such as trucks or another pipeline. Terminals play a key role in moving crude oil to end-users, such as refineries, by providing the following services:

•	inventory management;

•	distribution; and

•	upgrading to achieve marketable grades or qualities of crude oil.

Overview of Cushing Interchange

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

Natural Gas Industry Overview

In 2010, according to EIA data, natural gas was the second largest source of primary energy, accounting for 30% of total U.S. energy use in 2010. While the primary use for natural gas in the U.S. is for residential heating, it also has a number of commercial, industrial and electric generation uses across several different customer bases. The EIA forecasts that natural gas consumption will increase from 23.3 quadrillion BTU in 2009 to 27.24 quadrillion BTU in 2035.

Since mid-2008, North American natural gas prices have declined significantly as a result of drilling technology improvements and the recent development of shale. Demand for natural gas and NGLs has historically been higher during the winter and lower during the summer, as gas is used primarily for heating and the need for it increases in cold months.

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

We operate in the pipeline gathering and processing segments of the natural gas midstream industry in the U.S. and Canada. The operating fundamentals of Canadian natural gas processing operations differ somewhat from those in the U.S. The most significant difference is that, unlike U.S. natural gas processing facilities where the purchaser often purchases and owns the natural gas that it gathers and processes, in Canadian natural gas processing operations, the processor typically does not take title to the natural gas it gathers and processes. The processor, instead, receives fee income from transporting and processing natural gas owned by others.

As natural gas is processed to remove unwanted elements that interfere with pipeline transportation, higher value hydrocarbon liquids such as NGLs and condensate are separated from the raw natural gas stream. NGLs are obtained during the production and processing of natural gas or are a by-product from the crude oil distillation process within refineries. Supplies of NGLs are determined by the level of natural gas production, the amount of liquids in the gas, refining capacity utilization and by imports of NGLs. Condensate is a mixture of petroleum products consisting primarily of pentanes and heavier liquids extracted from natural gas. It is used to make gasoline, jet fuel and as a diluent used to dilute crude bitumen so that it can be transported by pipeline. We are engaged in residential propane supply operations in Page and Payson in Arizona.

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

Mexican Asphalt Industry

Mexico is the 14th largest country in the world based on land area and the 11th largest country in terms of population. Although its land area is only one-fifth the size of the U.S., Mexico has a population of roughly one-third that of the U.S. Mexico has a large and diverse road network in place. Mexico’s land transportation network is one of the most extensive in Latin America with over 220,000 miles of paved roads. Roads are a critically important component of Mexico’s transportation infrastructure, with 99% of its passengers and 59% of its cargo being transported over road surfaces. The use of rail and water transportation in Mexico, in most cases, is either not practical or not available. As a result, roads are a high priority item of the country. The total current demand for road asphalt products in Mexico is roughly 2.1 million metric tons per year, requiring approximately 1.8 million metric tons of asphalt, either as a raw material or for end-use.

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

European Petroleum Products Storage Industry

Storage for refined products and crude oil is critical to the European economy. Fluctuations in demand for crude oil and transportation fuels, combined with changing flows of petroleum product production and refining capacity, means storage is necessary to balance demand. Additionally, supply and demand disruptions due to weather, industry upsets, political tensions and terrorism have forced industry participants to understand the significance that access to storage, and the availability of storage, will have over the future years.

The independent storage industry has experienced fluctuating demand for its services over recent years from major oil companies, oil traders and strategic storage agencies (government entities that store fuel to protect against significant fluctuations in supply or demand as mandated by the European Union and the International Energy Agency). The construction of new tank storage facilities has historically been restricted, resulting in a supply shortage. However, high crude oil prices and backwardated market conditions (i.e., prices for future deliveries are lower than current prices) have had a negative effect on storage economics. As a result, demand for such storage facilities is currently weak.

Our Business

We provide gathering, transportation, storage, distribution, marketing and other midstream services primarily to independent producers, refiners of petroleum products and other market participants located in the Midwest and Rocky Mountain regions of the U.S., Canada and the West Coast of the U.K. We, or our significant equity method investees, have an asset base consisting of pipelines, gathering systems, storage facilities, terminals, processing plants and other distribution assets located between North American production and supply areas, including the Gulf Coast, Midwest, Rocky Mountain and Western Canadian regions. We also maintain and operate storage, terminal and marine facilities at Milford Haven in the U.K. that enable customers to supply petroleum products to markets in the Atlantic Basin. We also operate a network of liquid asphalt terminals throughout Mexico.

We gather, purchase, transport, store, distribute and market petroleum products to markets primarily in the Midwest, ensuring that our customers have consistent access to petroleum products supply and markets. Our strategically located pipelines, terminals and storage tanks, with access to North American transportation pipeline interconnects, are well positioned to benefit from the continuing need to transport and gather petroleum products from areas of supply to areas of demand.

Our Property, Plant and Equipment

Assets include:

•	a 51% ownership interest in White Cliffs Pipeline, which owns a 527-mile pipeline that transports crude oil from Platteville, Colorado to Cushing, Oklahoma (Crude operates White Cliffs);

•

a 2% general partner interest and a 57.0% limited partner interest in Rose Rock, which owns an approximately 640-mile crude oil pipeline network in Kansas and Oklahoma and a crude oil storage facility in Cushing, Oklahoma with a capacity of over 5.0 million barrels;

•

8.93 million common units of NGL Energy Partners LP (32.2% of the common units outstanding at December 31, 2011) and a 7.5% interest in NGL Energy Holdings LLC, the general partner of NGL Energy Partners LP;

•	more than 1,700 miles of natural gas and NGL transportation, gathering and distribution pipelines in Arizona, Kansas, Oklahoma and Texas and Alberta, Canada;

•	8.7 million barrels of owned multi-product storage capacity located in the United Kingdom;

•	14 asphalt terminals in Mexico;

•	majority interest in four natural gas processing plants located in Alberta, Canada, with a combined operating capacity of 654 MMcf/d; and

•	three natural gas processing plants located in Oklahoma and Texas, with a combined operating capacity of 78 MMcf/d.

We believe that the variety of our petroleum product assets creates opportunities for us and our customers year round.

Business Strategy

Our principal business strategy is to utilize our assets and operational expertise to:

•	move petroleum products throughout the U.S., Canada, Mexico and the U.K.;

•	provide consistently reliable high-quality midstream services under predominantly fee and margin based contractual arrangements;

•	mitigate commodity price risk exposure;

•	aggressively manage operating costs to maintain and improve operating margins;

•	expand business by improving, enhancing and expanding services at existing facilities and gaining new customers;

•	pursue complementary “bolt-on” growth opportunities having acceptable risks and returns; and

•	generate consistent operating margins, earnings and cash flows.

Our Business Segments

We conduct our business through six business segments:

•	Crude;

•	SemStream;

•	SemLogistics;

•	SemCAMS;

•	SemMexico; and

•	SemGas

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

Crude

Crude’s business operations are conducted through its 51% ownership interest in White Cliffs Pipeline, L.L.C. (which Crude operates) and a 2% general partner interest and 57.0% limited partner interest in Rose Rock. These operations include crude oil transportation, storage, terminalling, gathering and marketing in Colorado, Kansas, Montana, North Dakota, Oklahoma and Texas for third party customers as well as for itself. The Crude business unit consists of three primary operations: (i) Kansas and Oklahoma pipeline system (Rose Rock); (ii) Cushing storage (Rose Rock); and (iii) the White Cliffs Pipeline. A majority of Crude’s revenue is generated from fee-based contractual arrangements that, in some instances, are fixed and not dependent on usage. For purposes of this discussion of Crude’s operations, all Rose Rock and White Cliffs Pipeline operations will be referred to as “Crude”.

Assets and Operations

Cushing Storage. Crude owns and operates over 5.0 million barrels of crude oil storage in Cushing, Oklahoma, with an additional 1.95 million barrels of crude oil storage under construction. Crude directly utilizes, and provides to customers, fee-based storage and terminal services from owned assets in Cushing. Currently, most of our owned operating storage capacity at Cushing is leased to third-party customers. Crude also owns and operates a delivery/receipt pipeline to connect its storage operations to Enterprise Products Partners, LP’s facility in Cushing, which is the hub where all NYMEX barrels are delivered. We have additional acreage and infrastructure in place to significantly expand storage capacity at Cushing.

Kansas and Oklahoma Pipeline. Crude owns and operates an approximately 640-mile crude oil gathering and transportation pipeline system and related pipeline storage tanks in Kansas and northern Oklahoma. The pipeline system connects to several third party trunk pipelines in Kansas, several refineries, and storage terminals located at Cushing, Oklahoma. The Kansas and Oklahoma pipeline system can currently transport approximately 40,000 barrels of crude oil per day.

White Cliffs Pipeline. Crude owns and operates a modern, ten-lane crude oil truck unloading facility in Platteville, Colorado, which connects to the origination point of the White Cliffs Pipeline, which was first placed into service in 2009. Substantially all of the crude oil production from the DJ Basin and nearby Niobrara Shale must initially be transported by truck due to a shortage of gathering capacity, and the White Cliffs Pipeline is the only direct pipeline out of the DJ Basin to the Cushing market and to Mid-Continent refineries. Throughput at the facility averaged 32,400 barrels per day and 25,800 barrels per day for the years ended December 31, 2011 and 2010, respectively. The facility includes 220,000 barrels of crude oil storage capacity.

Crude also owns 51% of, and operates, a 527-mile common carrier, crude oil pipeline system that originates in Colorado and terminates in Cushing, Oklahoma (the “White Cliffs Pipeline”). The White Cliffs Pipeline provides the Denver-Julesburg Basin (“DJ Basin”) producers in Colorado direct access to the Cushing market and to refiners in the Midwest area. The White Cliffs Pipeline also includes a 100,000 barrel crude oil storage tank and a truck unloading facility owned and operated by Crude and located and connected at the White Cliffs Pipeline’s origination point at Platteville, Colorado. The White Cliffs Pipeline’s capacity is 70,000 barrels of crude oil per day. The White Cliffs Pipeline became fully operational on June 1, 2009. Crude currently owns 51% of the White Cliffs Pipeline. The other 49% is owned as follows: 34% by Plains Pipeline, L.P. (“Plains”), 10% by Anadarko Wattenberg Company, LLC (“AWC”) and 5% by Samedan Pipe Line Corporation (“Noble Energy”). AWC and Noble Energy have each entered into throughput agreements with us for the shipment of their product on the White Cliffs Pipeline. (See Note 5 of our consolidated financial statements beginning on page F-1 of this Form 10-K for additional information.)

In addition to these operations, Crude conducts a crude oil aggregation, marketing and blending business in the Bakken shale play area in North Dakota, utilizing two truck unloading facilities. Crude oil is purchased, transported via owned trucks, shipped on an Enbridge Pipeline (utilizing a historical pipeline allocation) or via rail and marketed. (This part of the Crude business was previously conducted by SemCanada Crude, but prior to the sale of the SemCanada Crude assets, as previously noted, this activity was transferred to Crude.) There are currently more rigs working in this shale play than any other in the U.S. As more volume moves southeast from the Bakken to Cushing, our assets are very well positioned to benefit in an upsurge in activity.

Revenue and Marketing

A majority of Crude’s revenue is derived from fee-based contractual arrangements with third party customers. The White Cliffs Pipeline has two throughput contracts that require each shipper to pay a minimum fixed monthly payment for the capacity allocated to it on the pipeline, regardless of the capacity actually utilized. The agreements run through May 2014, although they could end sooner if the contracted volumes are shipped before that date. In addition, other parties may ship on White Cliffs Pipeline at FERC based rates. The Kansas and Oklahoma pipeline system provides transportation and storage services to customers on fee-based arrangements, typically based on usage with varying term lengths. Cushing storage capacity is provided to customers under fixed fee contractual arrangements, typically based on the amount of storage capacity reserved for each customer.

In addition to third party customer revenue, Crude generates revenue from limited marketing activities. Crude’s U.S. marketing includes purchasing crude oil for its own account from producers and aggregators and selling crude oil to traders and/or refiners.

We mitigate the commodity price exposure of our crude oil marketing operations by limiting our net open positions through (i) the concurrent purchase and sale of like quantities of crude oil to create “back-to-back” transactions intended to lock in positive margins based on the timing, location or quality of the crude oil purchased and delivered, or (ii) derivative contracts. All of our marketing activities are subject to our comprehensive risk management policy which establishes limits in order to manage risk and mitigate financial exposure. Our marketing activities account for a portion of the revenue we generate on our Kansas and Oklahoma pipeline system and through our Bakken Shale operations.

Market and Competitive Strengths

Crude’s pipelines are located in areas where they have the ability to move crude oil to Cushing. The Cushing Interchange is one of the largest crude oil marketing hubs in the U.S. and the designated point of delivery specified in all NYMEX crude oil futures contracts. As the NYMEX delivery point and a cash market hub, the Cushing Interchange serves as a significant source of refinery feedstock for PADD 2 refiners and plays an integral role in establishing and maintaining markets for many varieties of foreign and domestic crude oil. The White Cliffs Pipeline is the only direct route out of the DJ Basin in Colorado to Cushing. The Kansas/Oklahoma pipeline system allows Kansas producers and purchasers access to local refineries and Cushing.

SemStream

SemStream is engaged in the residential propane supply business through its wholly-owned subsidiary, SemStream Arizona Propane, L.L.C. (“SemStream Arizona”), with operations in Page and Payson, Arizona and holds our interests in NGL Energy Partners LP.

Assets and Operations

•	A regulated underground utility business and a non-regulated propane bulk business with over 200 miles of associated NGL pipeline and aggregate total of approximately 12,000 customers; and

•

SemStream holds SemGroup’s ownership interests in NGL Energy Partners LP (“NGL Energy”), a master limited partnership, publicly traded on the New York Stock Exchange (“NYSE”) as “NGL”. NGL Energy is a diversified partnership engaged in retail propane operations from coast to coast as well as midstream propane terminal operations.

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

SemLogistics’ storage facility includes approximately 8.7 million barrels of above ground storage tanks and has received approval from Pembrokeshire County Council to build nine new tanks with a total storage capacity of 1.5 million barrels. The construction of new tankage is dependent on, and will commence when, the supply and demand for additional product storage is prudent. The terminal has two deep water jetties, one of which can accommodate vessels of up to 165,000 dead weight tons. It also has access to Mainline Pipeline Limited (pipeline from Milford Haven to Manchester and Nottingham), which is owned by four major oil companies.

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

Markets and Competitive Strength

SemLogistics’ ability to handle multiple products provides flexibility to change its operations in response to market conditions. Demand for independent storage terminals can be impacted by a wide range of influences such as the forward price curve, expanding oil production, security of supply concerns, European compulsory stock holding requirements, and mismatches in regional production and consumption of oil and refined petroleum products.

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

SemCAMS

We own and operate four natural gas processing and gathering facilities in Alberta, Canada. The principal process performed at the processing plants is to “sweeten” sour natural gas by removing sulfur. Approximately two-thirds of the total natural gas throughput at our processing plants is sour gas. All of SemCAMS’ assets are located in West-Central Alberta, in the heart of the Western Canadian Sedimentary Basin, which accounts for approximately 80% of Canada’s sour natural gas production.

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

SemMexico

SemMexico provides a variety of liquid asphalt cement products and product application services to the Mexican market. SemMexico purchases, produces, stores and distributes asphalt products throughout Mexico. SemMexico’s primary supplier of asphalt is Pemex, Mexico’s state-owned petroleum company. SemMexico is the largest asphalt distributer in Mexico and, in addition to direct asphalt cement sales, further processes asphalt materials in combination with other raw materials to produce value-added products. These products, such as polymer modified asphalts and asphalt emulsions, are then sold to road contractors and government agencies.

Assets and Operations

SemMexico currently operates an in-country network of 12 asphalt cement terminals and modification facilities, two emulsion distribution terminals and one portable rail unloading facility to import asphalt from the U.S. SemMexico’s national technical center and headquarters are located in the city of Puebla, Mexico.

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

Market and Competitive Strengths

SemMexico is a leader in asphalt pavement technologies and capabilities. It is the only liquid asphalt cement company with a national footprint in Mexico. These factors have resulted in a long-term supply relationship with Pemex and continuous business transactions with its customers. SemMexico is exposed to market risk, such as the sustainability of road construction and maintenance funds from the Mexican government. However, we believe that SemMexico’s significant market position, reputation, technology and long-term relationships with suppliers and customers are strategic strengths that will benefit SemMexico if funding or demand should increase.

SemGas

SemGas provides natural gas gathering and processing services. It has gathering and processing plants and assets in Kansas, Oklahoma and Texas. SemGas aggregates gas supplies from the wellhead and provides various services to producers that condition the wellhead gas production for downstream markets.

Assets and Operations

SemGas currently owns and operates over 800 miles of gathering pipelines in Kansas, Oklahoma and Texas. SemGas has one processing plant located in Sherman, Texas, with a processing capacity of 23 million cubic feet per day and over 400 miles of low pressure gathering lines. SemGas also has two plants in Northern Oklahoma (Nash and Hopeton) located roughly 20 miles apart, with a combined processing capacity of approximately 55 million cubic feet per day. This area, also called the Mississippi Zone, has emerged into a key oil resource play with associated gas. There are approximately 690,000 acres dedicated to SemGas, from several area producers, with about 60,000 acres in the core of the emerging Mississippian play.

Additionally, SemGas owns a Eufaula gathering system which gathers, dehydrates and compresses gas in eastern Oklahoma, and a gathering system in Kansas.

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

Market and Competitive Strengths

SemGas’ gathering and processing volumes can be impacted by market demand for the products it handles, as well as the price for crude oil because the Mississippi Zone is primarily a crude oil play with associated natural gas and natural gas liquids. Gathering and processing activities are also reliant on continued drilling and production activity by producers in our areas of operation. While price increases in natural gas might lead to increased drilling and supply, price increases can also adversely affect demand.

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

Our Board of Directors is responsible for the oversight of our enterprise-wide risk and has approved our Comprehensive Risk Management Policy. The Comprehensive Risk Management Policy is designed to ensure we:

•	identify and communicate our risk appetite and risk tolerances;

•	establish an organizational structure that prudently separates responsibilities for executing, valuing and reporting our business activities;

•	value (where appropriate), report and manage all material business risks in a timely and accurate manner;

•	effectively delegate authority for committing our resources;

•	foster the efficient use of capital and collateral; and

•	minimize the risk of a material adverse event.

The Audit Committee of our Board of Directors has oversight responsibilities for the implementation of, and compliance with, our Comprehensive Risk Management Policy.

Our Executive Management Committee, comprised of corporate officers, oversees the financial and non-financial risks associated with all activities governed by our Comprehensive Risk Management Policy including:

•	asset operations;

•	marketing and trading;

•	investments, divestitures, and other capital expenditures and dispositions;

•	credit risk management; and

•	other strategic activities.

We also have a Risk Management Group that is assigned responsibility for independently monitoring compliance with, reporting on, and enforcing the provisions of our Comprehensive Risk Management Policy.

Our Comprehensive Risk Management Policy provides a set of limits or thresholds for activities related to owned assets, physical commodities, and derivatives and capital transactions involving market and credit risk. Our limits monitor these risks for each individual segment and on a consolidated basis. Our Comprehensive Risk Management Policy also specifies the types of transactions that may be executed by incumbents of named positions without specific approval of our Board of Directors or our Executive Management Committee. It also restricts proprietary trading activities within limits significantly more restrictive than the corporate market risk management limits.

Competition

We face intense competition in the operations of each of our segments. Our competitors include other midstream companies, major integrated oil companies and their marketing affiliates, crude oil pipeline companies and independent gatherers, brokers and marketers of petroleum products of widely varying sizes, financial resources and experience. Some of these competitors have capital resources many times greater than ours and control greater supplies of crude oil and petroleum products. Competition for customers of petroleum products is based primarily on price, access to supply, access to logistics assets, distribution capabilities, the ability to meet regulatory requirements, and maintenance of quality of service and customer relationships.

Operational Hazards and Insurance

Pipelines, terminals, storage tanks, processing plants or other facilities may experience damage as a result of an accident, natural disaster or deliberate act. These hazards can also cause personal injury and loss of life, severe damage to, and destruction of, property and equipment, pollution or environmental damage and suspension of operations. Through the services of a major national insurance broker, we have maintained insurance of various types and varying levels of coverage similar to that maintained by other companies in the industry and which we consider adequate, under the circumstances, to cover our operations and properties, including coverage for natural catastrophes, pollution related events and acts of terrorism and sabotage. The limit of operational insurance maintained covering loss of, or damage to, property and products is $300 million per loss and includes business interruption loss. For claims arising under general liability, automobile liability and excess liability, the limits maintained total $250 million per occurrence/claim. Primary and excess liability insurance limits maintained for pollution liability claims vary by location for claims arising from gradual pollution with limits ranging from $20 million to $40 million in the aggregate. The combined primary and excess liability insurance limits for claims arising from sudden and accidental pollution total $270 million per claim and $290 million in the aggregate. This insurance does not cover every potential risk associated with the operating pipelines, terminals and other facilities. We have a favorable claims history enabling us to self-insure the “working layer” of loss activity utilizing deductibles and self-insured retentions commensurate with our financial abilities and in line with industry standards, in order to create a more efficient and cost effective program and a consistent risk profile. The working layer consists of high frequency/low severity losses that are best retained and managed in-house. Sizeable or difficult self-insured claims or losses may be handled by professional adjusting firms hired by us. We will continue to monitor the appropriateness of our deductibles and retentions as they relate to the overall cost and scope of our risk and insurance program.

With a few limited exceptions, our customers have not agreed to indemnify us for losses arising from a release of crude oil, and we may instead be required to indemnify our customers in the event of a release or other incident.

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

Regulation of NGL Terminals, Distribution and Utility Operations

SemStream’s Arizona non-regulated and regulated propane distribution operations are subject to the code set forth in the National Fire Protection Association Standard #58 (“NFPA 58”), Standard for the Storage and Handling of Liquefied Petroleum Gases. Arizona state agencies routinely conduct physical audits to ensure compliance with such regulations.

SemStream Arizona’s utility operations are subject to regulation by the Arizona Corporation Commission (“ACC”). The ACC regulates the sale price of propane gas to customers connected to our underground propane gas systems in Payson and Page, Arizona. The ACC also conducts annual inspections of the Payson and Page utility underground pipeline systems under authority delegated to it from the DOT.

Trucking Regulation

Through our interest ownership in Rose Rock, we operate a fleet of trucks to transport crude oil. We are licensed to perform both intrastate and interstate motor carrier services and are subject to certain safety regulations issued by the DOT. DOT regulations cover, among other things, driver operations, maintaining log books, truck manifest preparations, the placement of safety placards on the trucks and trailer vehicles, drug and alcohol testing, safety of operation and equipment and many other aspects of truck operations. We are also subject to Occupational Safety and Health Administration (“OSHA”) regulations with respect to our trucking operations.

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

The federal Clean Water Act and analogous state and local laws impose restrictions and strict controls regarding the discharge of pollutants into waters of the U.S. and state waters, including groundwater in many jurisdictions. Permits must be obtained to discharge pollutants into these waters. The Clean Water Act and analogous state and local laws provide significant penalties for unauthorized discharges and can impose liability for responding to and cleaning up spills. In addition, the Clean Water Act and analogous state and local laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. These permits may require us to monitor and sample the storm water runoff from certain of our facilities.

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

Sour Gas

SemCAMS operates facilities which process and transport sour gas (gas containing hydrogen sulfide, generally at concentrations of 10 parts per million or more). Due to the highly toxic and corrosive nature of sour gas, sour gas handling is regulated in Canada, at both the provincial and federal level, from the wellhead to the point of disposal of the sulfur content removed from processing the sour gas. Environmental legislation can also affect the operations of facilities and limit the extent to which facility expansion is permitted. Proposed facilities are facing increased resistance from community groups which are, in turn, increasing demand for alternate sources of sweetening. In addition, legislation requires that facility sites be abandoned and reclaimed to the satisfaction of provincial authorities and local landowners. A breach of such legislation may result in the imposition of fines and the issuance of clean-up orders.

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

On December 15, 2009, the U.S. Environmental Protection Agency (the “EPA”), issued a notice of its final finding and determination that emissions of CO2, methane, and other GHGs present an endangerment to public health and the environment because emissions of such gases contribute to warming of the earth’s atmosphere and other climatic changes. This final finding and determination allows the EPA to begin regulating GHG emissions under existing provisions of the Clean Air Act. Accordingly, the EPA has adopted regulations that require a reduction in emissions of GHGs from motor vehicles and also trigger permit review for GHG emissions from certain stationary sources. In addition, the EPA issued a final rule, effective in December 2009, requiring the reporting of GHG emissions from specified large GHG emission sources in the U.S., beginning in 2011 for emissions occurring in 2010 (EPA’s Greenhouse Gas Reporting Program (“GHGRP”)). Further, on November 8, 2010, EPA finalized new GHG reporting requirements for upstream petroleum and natural gas systems, which will be added to EPA’s GHG Reporting Rule. Facilities containing petroleum and natural gas systems that emit 25,000 metric tons or more of CO2 equivalent per year will be required to report annual GHG emissions to EPA, with the first report due on March 31, 2012. In December 2010, the EPA issued three concurrent actions related to its GHGRP which require the collection of certain additional business related data, and therefore, it is deferring the reporting of certain information.

In March 2011, the U.S. House of Representatives Energy and Power Subcommittee passed the Energy Tax Prevention Act of 2011 (H.R. 910), which would prevent the EPA from regulating greenhouse gases for the purpose of addressing climate change. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such new federal, state or regional restrictions on emissions of CO2 that may be imposed in areas in which we conduct business could also have an adverse effect on our cost of doing business and demand for the petroleum products we gather, process, transport, store, distribute and market.

SemCAMS has been required to file provincial GHG emissions reports annually since 2003 for its three large gas plants. GHG baselines were set based on 2003 through 2005 data. Alberta facilities that emit more than 100,000 tonnes of GHG per year have to reduce emissions intensity by 12 percent. Companies can meet this obligation through improvements to their operations, by purchasing Alberta-based credits, by contributing to the Climate Change and Emissions Management Fund or any combination thereof. Beginning with the last half of the 2007 reporting year, penalties (CDN $15 per tonne) are paid to the provincial government when the GHG intensity (GHG emissions per unit of production) are greater than 88% of the intensity established in the baseline data. All GHG costs paid by SemCAMS are recovered by allocation to the producers based on fuel gas use and CO2 composition in the inlet gas. Failure to comply with the regulation will result in a fine of $200 for every tonne of CO2 by which the total release of specified gases exceeds the net emissions intensity limit for the facility. Legislation to further lower the current reporting limit is pending which, if enacted, would require additional SemCAMS facilities to file provincial GHG emissions reports annually.

Hazardous Substances and Wastes

The environmental laws and regulations affecting our operations relate to the release of hazardous substances or solid wastes into soils, groundwater and surface water, and include measures to prevent and control pollution. These laws and regulations generally regulate the generation, storage, treatment, transportation and disposal of solid and hazardous wastes, and may require investigatory and corrective actions at facilities where such waste may have been released or disposed. For instance, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “Superfund” law, and comparable state laws, impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to a release of “hazardous substance” into the environment. Potentially responsible persons can include the current owner or operator of the site where a release previously occurred and companies that disposed, or arranged for the disposal, of the hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the potentially responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other wastes released into the environment. Although “petroleum,” as well as natural gas and NGLs, have been for the most part excluded from CERCLA’s definition of a “hazardous substance,” in the course of ordinary operations, we may generate wastes that may fall within the definition of a “hazardous substance.” In addition, there are other laws and regulations that can create liability for releases of petroleum, natural gas or NGLs. Moreover, we may be responsible under CERCLA or other laws for all or part of the costs required to clean up sites at which such wastes have been disposed. We have received notification that we are one of four companies that may be potentially responsible for any cleanup costs required under the State of Washington’s CERCLA equivalent statute with respect to a site in Spokane, Washington as result of the our having leased the site after the contamination occurred. No clean-up has yet been ordered. Our position is that, as a result of our emergence from the Bankruptcy, any potential claims against us for regulatory agency oversight costs were converted to administrative priority claims and any potential claims against us for investigation and clean-up costs were converted to unsecured claims (as they relate to other potentially responsible persons) and to administrative priority claims (as they relate to any regulatory agency).

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

Employee Safety

We are subject to the requirements of OSHA, as well as to comparable national, state, provincial and local, Canadian, Mexican, U.K. and European Union laws that are applicable to our Canadian, Mexican and U.K. operations, the purposes of which are to protect the health and safety of workers. In addition, the OSHA hazard communication standard and comparable state, Canadian federal and provincial statutes require us to organize and disclose information concerning hazardous materials used, produced or transported in our operations. Some of our facilities are subject to the OSHA Process Safety Management regulations that are designated to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals.

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

Office Facilities

In addition to our gathering, storage, terminalling and processing facilities discussed above, we maintain corporate office headquarters located in Tulsa, Oklahoma. All of the U.S. business segments utilize Tulsa as their center of operations, except for Crude, whose primary operations are located in Oklahoma City. Foreign business segments utilize their centers of operations, which are Calgary, Alberta for SemCAMS; Puebla, Mexico for SemMexico; and Milford Haven, Wales for SemLogistics. Many of our business segments also have satellite offices located throughout North America. The current lease for our Tulsa headquarters expires in May 2019, and the other office leases have varying expiration dates. While we may require additional office space as our business expands, we believe that our existing facilities are adequate to meet our needs for the immediate future, and that additional facilities will be available on commercially reasonable terms as needed.

Employees

As of December 31, 2011, we had approximately 710 employees, including approximately 480 employees outside the U.S. in Canada, Mexico and the U.K. Approximately 106 of our employees in Canada and Mexico are represented by labor unions and subject to collective bargaining agreements governing their employment with us. Of that number, approximately 55 employees have collective bargaining agreements that will expire in 2012 and approximately 51 with collective bargaining agreements expiring in 2013. We have never had a labor related work stoppage and believe our employee relations are good.

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

Risks Related to Our Business

Our credit facilities require us to maintain certain financial ratios and place other operating and financial restrictions on us.

Our credit facilities have covenants which require us to satisfy and maintain certain financial ratios and place certain other restrictions on us. These covenants and restrictions limit our ability to respond to changing business and economic conditions and may prevent us from engaging in transactions that might otherwise be considered beneficial to us. For example, our credit facilities limit our ability to:

•	incur additional indebtedness;

•	incur liens;

•	pay dividends over a certain amount;

•	make certain restricted payments;

•	consummate certain asset sales;

•	enter into certain transactions with affiliates; and

•	merge, consolidate and/or sell or dispose of all, or substantially all, of our assets.

Any failure to comply with the restrictions of our credit facilities, or any other such subsequent financing agreements, may result in an event of default. An event of default may allow the creditors to accelerate the repayment of the related debt, as well as any other debt to which a cross-acceleration or cross-default provision applies. If we are unable to repay amounts outstanding under our credit facilities when due, the lenders thereunder could, subject to the terms of the relevant agreements, seek to sell or otherwise transfer our assets granted to them as collateral to secure the indebtedness outstanding under those facilities. Substantially all of our assets have been pledged as collateral to secure our credit facilities. In addition, the lenders under our revolving credit facilities may choose to terminate any commitments they then have made to supply us with further funds.

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

In addition, volatility in the capital markets may adversely affect our ability to access any available borrowing capacity under our revolving credit facilities. Our access to these funds is dependent on the ability of the lenders to meet their funding obligations under these revolving facilities. Lenders may not be able to meet their funding commitments if they experience shortages of capital and liquidity, resulting in a reduction of our available borrowing capacity.

Our cash flow depends in part on the available cash and distributions of Rose Rock.

Our partnership interests in Rose Rock are significant cash-generating assets. Therefore, our cash flow is dependent to some extent upon the ability of Rose Rock to make a minimum quarterly distribution to its unitholders, including us. Rose Rock may not have sufficient available cash from operating surplus each quarter to enable it to pay the minimum quarterly distribution, which would have a corresponding negative impact on us. The amount of cash Rose Rock can distribute on its units principally depends upon the amount of cash it generates from its operations, which will fluctuate from quarter to quarter based on, among other things:

•	the price of crude oil and the level of production of, and demand for, crude oil in the markets it serves;

•	the volume of crude oil that it gathers, transports, stores and markets;

•	the fees with respect to volumes that it handles;

•	the profitability of its marketing operations;

•

damage to pipelines, facilities, related equipment and surrounding properties caused by earthquakes, floods, fires, severe weather, explosions and other natural disasters and acts of terrorism or inadvertent damage to pipelines from construction, farm and utility equipment;

•	leaks or accidental releases of crude oil or other materials into the environment, whether as a result of human error or otherwise;

•	demand charges and volumetric fees associated with its transportation services;

•	the level of competition from other midstream energy companies;

•	the level of its operating, maintenance and general and administrative costs;

•	regulatory action affecting the supply of or demand for crude oil, the rates it can charge, how it contracts for services, its existing contracts, its operating costs or its operating flexibility;

•	changes in tax laws; and

•	prevailing economic conditions.

In addition, the actual amount of cash Rose Rock will have available for distribution will depend on other factors, some of which are beyond its control, including:

•	the level of capital expenditures it makes;

•	the cost of acquisitions;

•	its debt service requirements and other liabilities;

•	fluctuations in its working capital needs;

•	its ability to borrow funds and access capital markets;

•	restrictions contained in debt agreements to which it is a party; and

•	the amount of cash reserves established by its general partner.

For further information on the risk factors inherent in the business of Rose Rock, see the other risk factors included in this Form 10-K that are applicable to Rose Rock and “Item 1A. Risk Factors” in Rose Rock’s Annual Report on Form 10-K.

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

Following the effectiveness of our registration statement on Form 10 in November 2010, we are required to file with the SEC annual and quarterly information and other reports that are specified in the Exchange Act and SEC regulations. Thus, we need to ensure that we maintain the ability to prepare, on a timely basis, reports that comply with SEC requirements. We are also subject to other reporting and corporate governance requirements, including the listing standards of the NYSE, the provisions of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the regulations promulgated thereunder.

The adequacy of our internal control over financial reporting must be assessed by management and audited by an independent registered public accounting firm each year. If we are unable to maintain adequate internal control over financial reporting or otherwise to comply with Section 404, we may be unable to report financial information on a timely basis, may suffer adverse regulatory consequences, may have violations of the NYSE listing rules and may breach covenants under our credit facilities. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements.

The changes necessitated by becoming a public company require a significant commitment of resources and management oversight that increase our costs and may strain our systems and resources. As a result, our management’s attention might be diverted from other business concerns. In addition, we might not be totally successful in maintaining controls and procedures that comply with these requirements. If we fail to maintain an effective internal control environment or to comply fully with the numerous legal and regulatory requirements imposed on public companies, we could make material errors in, and be required to restate, our financial statements. Any such restatement could result in a loss of public confidence in the reliability of our financial statements and sanctions imposed on us by the SEC.

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

We also have a risk that employees involved in our trading and marketing operations may not comply at all times with the risk management policy. Even with management oversight, we cannot ensure with certainty that all violations of the risk management policy, particularly if deception or other intentional misconduct is involved, will be detected prior to our businesses being materially affected.

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

Our construction of new assets is subject to regulatory, environmental, political, legal and economic risks which could adversely affect our business.

One of the ways we intend to grow our business is through the construction of new assets. The construction of additions or modifications to our existing systems and of new assets involves numerous regulatory, environmental, political and legal uncertainties beyond our control. In addition, the construction of additions to our existing gathering and transportation assets may require us to obtain new rights-of-way prior to constructing new pipelines. We may be unable to obtain such rights-of-way to connect new petroleum product supplies to our existing gathering lines or capitalize on other attractive expansion opportunities. Additionally, it may become more expensive for us to obtain new rights-of-way or to renew existing rights-of-way. If the cost of renewing or obtaining new rights-of-way increases, or if we lose our existing rights-of-way through our inability to renew right-of-way contracts or otherwise, our results of operations, cash flows and financial condition could be adversely affected.

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

During 2011, we conducted our annual goodwill impairment test, and concluded that the goodwill and other intangible assets related to our SemStream Arizona business were impaired. We recorded a loss of $9 million related to this impairment. In addition, we concluded that the goodwill related to our SemLogistics business was impaired and, accordingly, recorded an impairment loss of $45 million.

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

There can be no assurance we have adequately assessed the creditworthiness of each of our existing or future customers, suppliers or transactional counterparties or that there will not be a rapid or unanticipated deterioration in their creditworthiness, which may have an adverse impact on our financial condition and results of operations. There is no certainty that our counterparties will perform or adhere to existing or future contractual arrangements.

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

Pursuant to the Pipeline Safety Improvement Act of 2002, as reauthorized and amended by the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006, the DOT, through the DOT’s Pipeline and Hazardous Materials Safety Administration, has adopted regulations requiring pipeline operators to develop integrity management programs for transmission pipelines located where a leak or rupture could do the most harm in “high consequence areas,” including high population areas, areas that are sources of drinking water, ecological resource areas that are unusually sensitive to environmental damage from a pipeline release and commercially navigable waterways, unless the operator effectively demonstrates by risk assessment that the pipeline could not affect the area. The Pipeline Inspection, Protection, Enforcement and Safety Act of 2006 expired on September 30, 2010, and was operating under the continuing resolution that expired on March 4, 2011. The reauthorization of the Pipeline Safety Act being considered by Congress could result in new and more costly compliance requirements. Current regulations require operators of covered pipelines to:

•	perform on-going assessments of pipeline integrity on a recurring frequency schedule;

•	identify and characterize applicable potential threats to pipeline segments that could impact a high consequence area;

•	improve data collection, integration and analysis;

•	repair and remediate the pipeline as necessary; and

•	implement preventive and mitigating actions.

In addition, states have adopted regulations similar to existing DOT regulations for intrastate gathering and transmission lines. We currently estimate that we will incur an aggregate cost of approximately $2.9 million for years 2011 through 2012 to implement necessary pipeline integrity management program testing along certain segments of our pipelines required by existing DOT and state regulations. This estimate does not include the costs, if any, of any repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the testing program, which costs could be substantial. At this time, we cannot predict the ultimate cost of compliance with these regulations, as the cost will vary significantly depending on the number and extent of any repairs found to be necessary as a result of the pipeline integrity testing. Following the initial round of testing and repairs, we will continue our pipeline integrity testing programs on an on-going basis to assess and maintain the integrity of our pipelines. The results of these tests could cause us to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operations of our pipelines and, consequently, result in a reduction in our revenue and cash flows from shutting down our pipelines during the pendency of such repairs or upgrades.

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

On November 1, 2011, SemStream completed the sale of substantially all of its assets to NGL Supply Terminal Company LLC, a subsidiary of NGL Energy, in exchange for, among other things, 8,932,031 common units (32.2% of the common units outstanding at December 31, 2011) representing limited partnership interests in NGL Energy (the “NGL Common Units”). NGL Energy owns and operates a vertically integrated propane business with three operating segments: midstream; wholesale supply and marketing; and retail propane.

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

•

If NGL Energy does not successfully identify acquisition candidates, complete accretive acquisitions on economically acceptable terms, or adequately integrate the acquired operations into its existing operations, its future financial performance may be adversely affected and its growth may be limited;

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

•	Cost reimbursements to NGL Energy’s general partner may be substantial and could reduce its cash available to make quarterly distributions on the common units, including the NGL Common Units;

•	NGL Energy’s partnership agreement requires that NGL Energy distribute all of its available cash, which could limit its ability to grow and make acquisitions; and

•	Other factors discussed in NGL Energy’s Annual Report on Form 10-K and as are included from time to time in NGL Energy’s public announcements and other filings with the SEC.

As part of our transaction with NGL Energy, we waived ordinary course cash distributions from NGL Energy on 3,932,031 of the NGL Common Units (the “Distribution Waiver Units”) until August 30, 2012. We may not transfer or sell any of the Distribution Waiver Units prior to September 30, 2012, unless the purchaser of these units enters into a forbearance agreement with NGL Energy relating to the units purchased. When these restrictions end, to the extent that we desire to sell any of the NGL Common Units, our ability to sell units could be severely limited, both as to timing and amount, and as a result of factors beyond our control. Also, the market price of the NGL Common Units may decline substantially before we sell the units.

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

One of our subsidiaries acts as the general partner of a publicly traded limited partnership, Rose Rock. As such, this subsidiary’s operations may involve a greater risk of liability than ordinary business operations.

One of our subsidiaries acts as the general partner of Rose Rock, a publicly-traded limited partnership. This subsidiary may be deemed to have undertaken fiduciary obligations with respect to Rose Rock as the general partner and to the limited partners of Rose Rock. Activities determined to involve fiduciary obligations to other persons or entities typically involve a higher standard of conduct than ordinary business operations and therefore may involve a greater risk of liability, particularly when a conflict of interests is found to exist. Our control of the general partner of Rose Rock may increase the possibility of claims of breach of fiduciary duties, including claims brought due to conflicts of interest (including conflicts of interest that may arise between Rose Rock, on the one hand, and its general partner and that general partner’s affiliates, including us, on the other hand). Any liability resulting from such claims could be material.

A prolonged decline in index prices at Cushing relative to other index prices could reduce the demand for our transportation to, and storage in, Cushing.

Shifts in the overall supply of, and demand for, crude oil in regional, national and global markets, over which we have no control, can have an adverse impact on crude oil index prices in the markets we serve relative to other index prices. For example, Cushing has experienced a shortfall in takeaway pipeline capacity, which has in turn led to an oversupply of crude oil at Cushing. This has been cited as a principal reason for the decline in the West Texas Intermediate Index (“WTI Index”) price used at Cushing relative to other crude oil price indexes, including the Brent Crude index. A prolonged decline in the WTI Index price relative to other index prices may cause reduced demand for our transportation to, and storage in, Cushing, which could have a material adverse effect on our business, results of operations and financial condition.

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

We use crude oil and other energy derivative instruments in connection with our Crude activities, and may use natural gas related derivative instruments in connection with our SemGas activities, principally to hedge the commodity price risk associated with these businesses. We may also use energy derivatives in conjunction with the activities of our other businesses and may use interest rate derivative instruments to minimize the impact of interest rate fluctuations associated with our debt. At present, we post collateral with clearing brokers with respect to substantially all our commitments and potential obligations under these derivative instruments. Depending on the regulations adopted by the CFTC, we may be required to post additional collateral for our energy and interest rate derivative transactions in excess of present levels. Such a requirement is not anticipated to have a significant impact on our business, but may increase costs and decrease profitability. Moreover, a requirement for our counterparties to post collateral could result in additional costs being passed on to us, thereby decreasing our profitability.

Our storage operations are influenced by the overall forward market for crude oil, and certain market conditions may adversely affect our financial and operating results.

Our storage operations are influenced by the overall forward market for crude oil. A contango market (meaning that the price of crude oil for future delivery is higher than the current price) is associated with greater demand for crude oil storage capacity, because a party can simultaneously purchase crude oil at current prices for storage and sell at higher prices for future delivery. A backwardated market (meaning that the price of crude oil for future delivery is lower than the current price) is associated with lower demand for crude oil storage capacity, because a party can capture a premium for prompt delivery of crude oil rather than storing it for future sale. A prolonged backwardated market or other adverse market conditions could have an adverse impact on our ability to negotiate favorable prices under new or renewing storage contracts, which could have an adverse impact on our storage revenues. Finally, higher absolute levels of crude oil prices increase the costs of financing and insuring crude oil in storage, which negatively affects storage economics. As a result, the overall forward market for crude oil may have an adverse effect on our business, results of operations, and financial condition.

An increase in interest rates could impact demand for our storage capacity.

There is a financing cost for a storage capacity user to own crude oil while it is stored. That financing cost is impacted by the cost of capital or interest rate incurred by the storage user in addition to the commodity cost of the crude oil in inventory. Absent other factors, a higher financing cost adversely impacts the economics of storing crude oil for future sale. As a result, a significant increase in interest rates could adversely affect the demand for our storage capacity independent of other market factors.

We are subject to regulation by multiple governmental agencies, which could adversely impact our business, results of operations and financial condition.

Our business activities are subject to regulation by multiple federal, state and local governmental agencies. Our historical and projected operating costs reflect the recurring costs resulting from compliance with these regulations, and we do not anticipate material expenditures in excess of these amounts in the absence of future acquisitions, or changes in regulation, or discovery of existing but unknown compliance issues. Additional proposals and proceedings that affect the midstream industry are regularly considered by Congress, as well as by state legislatures and federal and state regulatory commissions, agencies and courts. We cannot predict when or whether any such proposals may become effective or the magnitude of the impact changes in laws and regulations may have on our business. However, additions to the regulatory burden on our industry generally increase our cost of doing business and affect our profitability.

Climate change legislation and related regulatory initiatives could result in increased operating costs and reduced demand for our services.

In December 2009, the EPA published its findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment because emissions of such gases are contributing to warming of the earth’s atmosphere and other climatic changes. These findings by the EPA allow the agency to proceed with the adoption and implementation of regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act. In anticipation of those findings, the EPA had previously proposed regulations that would require a reduction in emissions of GHGs from motor vehicles and that could lead to the imposition of GHG emission limitations in Clean Air Act permits for certain stationary sources. In addition, the EPA issued a final rule, effective in December 2009, requiring the reporting of GHG emissions from specified large GHG emission sources in the U.S., beginning in 2011 for emissions occurring in 2010. In March 2010, the EPA proposed revisions to these reporting requirements to apply to all oil and gas production, transmission, processing and other facilities exceeding certain emission thresholds. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur additional costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the petroleum products we gather, treat or otherwise handle in connection with our services.

In March 2011, the U.S. House of Representatives Energy and Power Subcommittee passed the Energy Tax Prevention Act of 2011 (H.R. 910), which would prevent the EPA from regulating greenhouse gases for the purpose of addressing climate change. However, both President Obama and the Administrator of the EPA have repeatedly indicated their preference for comprehensive legislation to address this issue and create the framework for a clean energy economy, with the Obama Administration supporting an emission allowance system. Past proposed legislation in Congress has included an economy-wide cap and trade program to reduce GHG emissions. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such new federal, state or regional restrictions on emission of CO2 that may be imposed in areas in which we conduct business could also have an adverse effect on our cost of doing business and demand for the petroleum products we gather process, transport, store, distribute and market.

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

Although Canada has not yet enacted federal GHG legislation, the province of Alberta has set GHG baselines based on 2003-2005 data which requires a reduction of 12% in GHG emissions intensity from certain facilities, including several of SemCAMS’ facilities. Beginning with the second half of 2007, penalties are assessed for failure to comply with required reductions. Further limitations may be imposed in the future which could require additional SemCAMS’ facilities to have to file annual GHG emissions reports.

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

Much of our future success depends on the continued availability and service of key personnel including the executive team and skilled employees in technical, operational and staff positions. Experienced personnel in the midstream industry are in high demand and competition for their talents is high. We depend on current and new key officers and employees to meet the challenges and complexities of our businesses. If any such officers or employees resign, or become unable to continue in their present roles and are not adequately replaced, or if we are unable to fill currently vacant positions, our business operations could be materially adversely affected. There can be no assurance that we will continue to attract and retain key personnel.

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

We face intense competition in our gathering, transportation, storage and marketing activities. Competition from other providers of those services that are able to supply our customers with those services at a lower price or on otherwise better terms could adversely affect our business and operating results.

We are subject to competition from other gathering, transportation, storage and marketing operations that may be able to supply our customers with the same or comparable services at a lower price or otherwise on better terms. We compete with national, regional and local gathering, transportation and storage companies of widely varying sizes, financial resources and experience, including the major integrated oil companies. Our ability to compete could be harmed by numerous factors, including:

•	price competition;

•	the perception that another company can provide better service;

•	a reluctance to contract with us due to our Bankruptcy filing; and

•	the availability of alternative supply points, or supply points located closer to the operations of our customers.

Some of our competitors have greater financial, managerial and other resources than we do, and control substantially more storage or transportation capacity than we do. Our competitors may expand their assets or operations, creating additional competition for the services we provide to our customers. In addition, our customers may develop their own gathering, transportation and storage systems or marketing operations in lieu of using ours. Our ability to renew or replace existing contracts with our customers at rates sufficient to maintain current revenues and cash flow could be adversely affected by the activities of our competitors and our customers.

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

We may not be able to renew or replace expiring storage contracts.

We have significant exposure to market risk at the time our existing storage contracts expire and are subject to renegotiation and renewal. The extension or replacement of existing contracts depends on a number of factors beyond our control, including the:

•	level of existing and new competition to provide storage services to our markets;

•	macroeconomic factors affecting crude oil storage economics for our current and potential customers;

•	balance of supply and demand, on a short-term, seasonal and long-term basis, in our markets;

•	extent to which the customers in our markets are willing to contract on a long-term basis; and

•	effects of federal, state or local regulations on the contracting practices of our customers.

Any failure to extend or replace a significant portion of our existing contracts, or extend or replace them at comparable rates, could have a material adverse effect on our business, results of operations, financial condition and Rose Rock’s ability to make cash distributions to its unitholders, including us.

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

Our Kansas and Oklahoma gathering pipeline system carries crude oil owned by us and by third parties. We own all of the crude oil shipped on our pipeline system across state lines. We believe that the pipeline segments on which we provide service to third parties and the services we provide to third parties on the gathering pipeline system meet the traditional tests that FERC has used to determine that the pipeline services provided are not interstate commerce. We believe that the pipeline segments on which we transport only crude oil owned by us should not be subject to regulation by FERC under the ICA, or that these pipeline segments would qualify for waiver from FERC’s regulatory requirements, if applicable. However, we cannot provide assurance that FERC will not in the future, either at the request of other entities or on its own initiative, determine that some or all of our Kansas and Oklahoma gathering pipeline system and the services we provide on that system are within its jurisdiction, or that such a determination would not adversely affect our results of operations. If some or all of the gathering system were subject to FERC jurisdiction, and not otherwise exempt from any applicable regulatory requirements, for that portion of the gathering pipeline system we would be required to file a tariff with FERC, and if our tariff rates were subject to protest, provide a cost justification for the transportation rate subject to protest and provide service to all potential shippers without undue discrimination. In addition, if the services we provide on any segment(s) of our gathering system become regulated by FERC under the ICA, our services could be subject to a protest and/or complaint before FERC. If FERC were to determine, in response to a complaint, that our rates are unjust and unreasonable, we could be required to pay reparations and refunds dating to two years before the filing of the complaint. Furthermore, if in the future our services become subject to state regulation, they could be subject to a protest and/or complaint before a state commission with jurisdiction.

Increased regulation of hydraulic fracturing could result in reductions or delays in crude oil production in our areas of operation, which could adversely impact our business and results of operations.

An increasing percentage of crude oil production is being developed from unconventional sources such as shale. These reservoirs require hydraulic fracturing completion processes to release the crude oil from the rock so it can flow through casing to the surface. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into the formation to stimulate crude oil production. The EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, including on water quality and public health, with results of the study anticipated to be available by late 2012. At the same time, certain environmental groups have suggested that additional laws may be needed to more closely and uniformly regulate the hydraulic fracturing process, and legislation has been proposed by some members of Congress to provide for such regulation. For instance, the U.S. Congress is currently considering legislation to amend the federal Safe Drinking Water Act to subject hydraulic fracturing operations to regulation under that act. Sponsors of bills currently pending before the U.S. Senate and House of Representatives have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies. Proposed legislation would require, among other things, the reporting and public disclosure of chemicals used in the fracturing process, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings against producers and service providers. In addition, these bills, if adopted, could establish an additional level of regulation and permitting of hydraulic fracturing operations at the federal level, which could lead to operational delays, increased operating and compliance costs and additional regulatory burdens that could make it more difficult or commercially impracticable to perform hydraulic fracturing, delaying the development of unconventional resources from shale formations which are not commercial without the use of hydraulic fracturing. The Department of Energy, at the direction of the President, is also studying hydraulic fracturing in order to provide recommendations and identify best practices and other steps to enhance companies’ safety and environmental performance in their hydraulic fracturing operations. In addition, several states have already passed, or are considering, legislation that is intended to regulate hydraulic fracturing. We cannot predict what effect such legislation will have on the production of crude oil in our areas of operation. The imposition of additional regulations and permit requirements could lead to delays or increased operating costs for crude oil producers. A reduction in the production of crude oil in our areas of operation could have an adverse effect on our business, results of operations and financial condition.

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

Our warrants are publicly traded on the NYSE. We believe that the market price of the warrants will be primarily affected by the market price of our Class A Common Stock and, consequently, may fluctuate significantly in response to the various factors and events affecting the market price of our Class A Common Stock.

We currently do not intend to pay cash dividends on our Class A Common Stock and, consequently, your only opportunity to achieve a return on our Class A Common Stock is if the price of our common stock appreciates.

We have never declared or paid any cash dividends on our Class A Common Stock and do not currently plan to pay any cash dividends on our Class A Common Stock. The terms of our credit facilities restrict our ability to pay dividends. Any future payments of cash dividends on our Class A Common Stock will depend upon contractual restrictions limiting our ability to pay dividends, our earnings and cash flows, our capital requirements, our financial condition and other factors deemed relevant by our Board of Directors. Consequently, your only opportunity to achieve a return on our Class A Common Stock will be if the market price of such stock appreciates and you sell your shares at a profit.

Item 1B.	Unresolved Staff Comments

None.

Item 3.	Legal Proceedings

For information regarding legal proceedings, see the discussion under the captions “Bankruptcy matters”, “Other matters” and “Environmental” in Note 18 of our consolidated financial statements beginning on page F-1 of this Form 10-K, which information is incorporated by reference into this Item 3.

Item 4.	Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Our executive officers are elected annually by, and serve at the discretion of, our Board of Directors. Set forth below is information concerning our executive officers.

Name	Age	Position
Norman J. Szydlowski	60	President and Chief Executive Officer and Director
Robert N. Fitzgerald	52	Senior Vice President and Chief Financial Officer
Candice L. Cheeseman	56	General Counsel and Secretary
Timothy O’Sullivan	55	Vice President, Corporate Planning and Strategic Initiatives
Peter L. Schwiering	67	Vice President and President of SemCrude, L.P.

Norman J. Szydlowski has served as a director and as President and Chief Executive Officer of SemGroup since November 2009. Mr. Szydlowski has also served as Chairman of the Board of Directors, President and Chief Executive Officer of our subsidiary Rose Rock Midstream GP, LLC, the general partner of Rose Rock, since August 2011. From January 2006 until January 2009, Mr. Szydlowski served as president and chief executive officer of Colonial Pipeline Company, an interstate common carrier of petroleum products. From 2004 to 2005, he served as a senior consultant to the Iraqi Ministry of Oil in Baghdad on behalf of the U.S. Department of Defense, where he led an advisory team in the rehabilitation, infrastructure security and development of future strategy of the Iraqi oil sector. From 2002 until 2004, he served as vice president of refining for Chevron Corporation (formerly ChevronTexaco), one of the world’s largest integrated energy companies. Mr. Szydlowski joined Chevron in 1981 and served in various capacities of increasing responsibility in sales, planning, supply chain management, refining and plant operations, transportation and construction engineering. Mr. Szydlowski serves on the board of directors of NGL Energy Holdings LLC, the general partner of NGL Energy Partners LP, an owner and operator in the midstream, wholesale supply and marketing and retail propane business. Mr. Szydlowski graduated from Indiana University in Bloomington with a master’s degree in business administration. He also holds a Bachelor of Science degree in mechanical engineering from Kettering University.

Robert N. Fitzgerald joined SemGroup in November 2009 and serves as Senior Vice President and Chief Financial Officer. Mr. Fitzgerald has also served as a director, Senior Vice President and Chief Financial Officer of our subsidiary Rose Rock Midstream GP, LLC, the general partner of Rose Rock, since August 2011. Prior to joining SemGroup, Mr. Fitzgerald served as chief financial officer from February 2008 to November 2009 of Windsor Energy Group, a private independent oil and gas exploration and development company. He has also served from December 2006 until February 2008 as executive vice president of LinkAmerica Corp. and from January 2003 until December 2006 as chief operating officer and chief financial officer of Arrow Trucking Company, both commodity transportation companies. From January 2000 until January 2003, he served as vice president, finance of Williams Communications Group, a global communication company. Prior to that, Mr. Fitzgerald was with BP Amoco and Amoco Corporation for 20 years, working in various financial and operations positions in Tulsa, Oklahoma; Houston, Texas; Denver, Colorado; and Chicago, Illinois.

Mr. Fitzgerald received a master’s degree in business administration from the University of Tulsa and a Bachelor of Business Administration degree from Western Illinois University. He is currently a member of the American Institute of Certified Public Accountants, the Institute of Management Accountants and the Institute of Internal Auditors. He is a certified public accountant.

Candice L. Cheeseman joined SemGroup in February 2010 and serves as General Counsel and Secretary. Ms. Cheeseman has also served as General Counsel and Secretary of our subsidiary Rose Rock Midstream GP, LLC, the general partner of Rose Rock since August 2011. Prior to joining our company, Ms. Cheeseman served as general counsel of Global Power Equipment Group Inc., a comprehensive provider of power generation equipment and maintenance services for energy customers, since May 2004. In September 2006, Global Power Equipment Group Inc. and its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. Global Power Equipment Group and its subsidiaries emerged from bankruptcy protection in January 2008. Prior to Global Power, she was employed by WilTel Communications Group, an internet, data, voice and video service provider, where she served in a variety of capacities, including general counsel and secretary, commencing in November 2002. Ms. Cheeseman has been a practicing attorney for two decades serving in various capacities for Williams Communications, Marriott International and law firms in the Washington D.C. area. Ms. Cheeseman received her juris doctorate degree from the University of Tulsa College of Law. She also holds a Bachelor of Arts degree from the University of Delaware.

Timothy O’Sullivan serves as Vice President, Corporate Planning and Strategic Initiatives of SemGroup, a position he has held since April 2010. Mr. O’Sullivan has also served as a director and Vice President of our subsidiary Rose Rock Midstream GP, LLC, the general partner of Rose Rock, since August 2011. From February 2005 until April 2010, he served as President and Chief Operating Officer of SemGas, L.P. From 2001 until joining our company, Mr. O’Sullivan worked for Williams Power Company where he was director of global gas and power origination. He was previously employed with Koch Industries, Inc. for 19 years where he served in various capacities in its natural gas division, including business development, marketing and trading, and executive management. Mr. O’Sullivan began his career as a staff accountant for Main Hurdman. Mr. O’Sullivan graduated from Wichita State University with a bachelor’s degree in accounting. He also is a certified public accountant. Mr. O’Sullivan was a member of the board of directors of the Gas Processors Association and served on its Executive and Finance Committee.

Peter L. Schwiering has served as Vice President of SemGroup since February 2012. Mr. Schwiering has also served as the Chief Operating Officer and a director of our subsidiary, Rose Rock Midstream GP, LLC, the general partner of Rose Rock, since August 2011. He also serves as President of SemCrude, L.P., a position he has held since August 2009. Mr. Schwiering joined SemCrude, L.P. in 2000 as Vice President of Operations. Prior to joining SemCrude, L.P., Mr. Schwiering worked for Dynegy Pipeline as manager of pipeline and commercial business. He also served with Sun Company for 25 years in various positions, last serving as the company’s manager of business development—Western Region, based in Oklahoma. Mr. Schwiering has over 40 years of experience in the energy industry.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A Common Stock commenced trading on the New York Stock Exchange on November 11, 2010, under the ticker symbol “SEMG.” Prior to November 11, 2010, there was no established public trading market for our Class A Common Stock. There is no established public trading market for our Class B Common Stock. At January 31, 2012, we had 1,614 holders of record of our Class A Common Stock and one holder of record of our Class B Common Stock. The following table sets forth the high and low closing sales prices of our Class A Common Stock (New York Stock Exchange composite transactions) during the periods indicated.

	High	Low
For the year ended December 31, 2011:
First quarter	$34.28	$26.00
Second quarter	$29.53	$23.79
Third quarter	$25.65	$16.55
Fourth quarter	$29.57	$18.34
For the year ended December 31, 2010:
Fourth quarter (from November 11)	$29.07	$24.05

Performance Graph

Set forth below is a line graph comparing the cumulative total stockholder return on our Class A Common Stock with the cumulative total return of the S&P 500 Stock Index and the Alerian MLP Infrastructure Index (AMZIX) for the period from November 11, 2010 to December 31, 2011. The Alerian MLP Infrastructure Index is a liquid, midstream-focused subset of the Alerian MLP index, comprised of 25 energy infrastructure master limited partnerships.

The above performance graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Dividends

We have not paid any cash dividends on our common stock to date and do not currently intend to pay any cash dividends. In addition, the terms of our current credit facilities restrict the payment of cash dividends on our common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources and Uses of Cash” in Item 7 of this Form 10-K.

Item 6. Selected Financial Data

Selected Historical Consolidated Financial Data

The following table provides selected historical consolidated financial data as of and for the periods shown. The balance sheet data as of December 31, 2011, 2010, 2009 and 2008 and as of November 30, 2009, and the statement of operations data for the years ended December 31, 2011, 2010, 2008 and 2007 and the one month ended December 31, 2009 and the eleven months ended November 30, 2009, have been derived from our audited financial statements for those dates and periods. The balance sheet data as of December 31, 2007 has been derived from our unaudited financial statements. The selected financial data provided below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included in this Form 10-K.

Balance sheet data in the following table as of December 31, 2011, 2010, 2009 and November 30, 2009 and statement of operations data for the years ended December 31, 2011 and 2010 and the one month ended December 31, 2009, are that of SemGroup Corporation. Balance sheet and statement of operations data as of all other dates and for all other periods are that of our predecessor, SemGroup, L.P. As described in Note 8 of our consolidated financial statements, we applied fresh-start reporting as of November 30, 2009. As a result, our financial data is not comparable to that of our predecessor. Earnings per share in the following table is only presented for the periods subsequent to our emergence from the Bankruptcy, since the limited partner units of SemGroup, L.P. were cancelled upon emergence from the Bankruptcy.

The following table presents the non-GAAP financial measures of adjusted gross margin and adjusted EBITDA, which we use in our business and view as important supplemental measures of our performance. Adjusted gross margin and adjusted EBITDA are not calculated or presented in accordance with GAAP. For definitions of adjusted gross margin and adjusted EBITDA and a reconciliation of adjusted gross margin to operating income (loss) and of adjusted EBITDA to net income (loss), their most directly comparable financial measures calculated and presented in accordance with GAAP, please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—How We Evaluate our Operations.

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	One Month Ended December 31, 2009	Eleven Months Ended November 30, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
	(amounts in U.S. $ thousands, except per share amounts)
Statement of operations data:
Total revenues	$1,479,510	$1,630,334	$157,328	$901,235	$6,706,648	$7,146,951
Operating income (loss)	$45,625	$(50,258)	$(39,395)	$12,908	$(1,239,589)	$(338,573)
Reorganization items gain (loss)	$—	$—	$—	$3,532,443	$(411,601)	—
Income (loss) from continuing operations	$2,822	$(134,506)	$(38,132)	$3,535,692	$(1,810,106)	$(362,095)
Income (loss) from discontinued operations	(10)	2,434	215	(141,613)	(1,018,921)	(236,235)

Net income (loss)	$2,812	$(132,072)	$(37,917)	$3,394,079	$(2,829,027)	$(598,330)
Net income (loss) attributable to noncontrolling interests	435	225	(25)	(505)	22,855	6,854

Net income (loss) attributable to SemGroup	$2,377	$(132,297)	$(37,892)	$3,394,584	$(2,851,882)	$(605,184)
Income (loss) from continuing operations per share of common stock: Basic	$0.06	$(3.20)	$(0.92)	—	—	—
Diluted	$(0.06)	$(3.20)	$(0.92)	—	—	—
Other financial data:
Adjusted gross margin	$316,728	$247,961	$1,285	$167,554	$106,354	$910,404
Adjusted EBITDA	$116,098	$152,799	$9,984	$94,871	$(412,732)	$510,352

	Successor				Predecessor
	As of December 31, 2011	As of December 31, 2010	As of December 31, 2009	As of November 30, 2009	As of December 31, 2008	As of December 31, 2007 (unaudited)
	(amounts in U.S. $ thousands)
Balance sheet data:
Total assets	$1,491,181	$1,667,188	$2,210,013	$2,272,512	$2,777,036	$5,244,434
Long-term debt, including current portion (excluding debt subject to compromise)	$109,335	$348,443	$519,932	$535,351	$180,146	$2,579,980
Owners’ equity:
SemGroup Corporation owners’ equity	$851,096	$855,068	$976,686	$1,017,678	$—	$—
SemGroup, L.P. partners’ capital		—	—	—	(3,422,693)	(342,142)
Noncontrolling interest	127,569	—	1,571	1,621	2,212	319,611

Total owners’ equity	$978,665	$855,068	$978,257	$1,019,299	$(3,420,481)	$(22,531)

We have experienced many changes in our business during the periods shown in the table above, which significantly limits the comparability of the financial data. Such changes include, but are not limited to:

•	the de-consolidation in July 2008, and the reconsolidation in November 2009, of SemCAMS and SemCanada Crude, as described in Note 5 of our consolidated financial statements;

•	the de-consolidation in July 2008 of SemCanada Energy and Blueknight, as described in Note 5 of our consolidated financial statements;

•	our Bankruptcy, which resulted in significant professional fee expenses and losses on the disposal or impairment of long-lived assets;

•	our emergence from the Bankruptcy during 2009, which resulted in reorganization gains on the extinguishment of debt and on the application of fresh-start reporting;

•	the deconsolidation of White Cliffs at the end of September 2010;

•	various impairments of long-lived assets and gains/losses on disposal of long-lived assets;

•	the sale of SemStream assets to NGL Energy Partners on November 1, 2011; and

•	the initial public offering for Rose Rock in December 2011.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of Business

We provide gathering, transportation, storage, distribution, marketing and other midstream services primarily to independent producers, refiners of petroleum products and other market participants located in the Midwest and Rocky Mountain regions of the U.S., Canada and the West Coast of the U.K. We, or our significant equity method investees, have an asset base consisting of pipelines, gathering systems, storage facilities, terminals, processing plants and other distribution assets located between North American production and supply areas, including the Gulf Coast, Rocky Mountain and Western Canadian regions and areas of high demand such as the Midwest region of the U.S. We maintain and operate storage, terminal and marine facilities at Milford Haven in the U.K. that enable customers to supply products to markets in the Atlantic Basin. We also operate a network of liquid asphalt cement terminals throughout Mexico.

Our strategically located pipelines, terminals and storage tanks, with access to North American transportation pipeline interconnects, are well positioned to benefit from the continuing need to transport and gather petroleum products from areas of supply to areas of demand.

How We Evaluate Our Operations

Our management uses a variety of financial and operational metrics to analyze our performance. We view these metrics as important factors in evaluating our profitability and review these measurements on at least a monthly basis for consistency and trend analysis. These metrics include financial measures such as adjusted gross margin, operating expenses and adjusted EBITDA.

Adjusted Gross Margin

We view adjusted gross margin as an important performance measure of the core profitability of our operations, as well as our operating performance as compared to that of other companies in our industry, without regard to financing methods, historical cost basis, capital structure or the impact of fluctuating commodity prices. We define adjusted gross margin as total revenues minus cost of products sold and unrealized gain (loss) on derivatives. Adjusted gross margin allows us to make a meaningful comparison of the operating results between our fee-based activities, which do not involve the purchase or sale of petroleum products, and our fixed-margin and marketing operations, which do. In addition, adjusted gross margin allows us to make a meaningful comparison of the results of our fixed-margin and marketing operations across different commodity price environments because it measures the spread between the product sales price and costs of products sold.

Operating Expenses

Our management seeks to maximize the profitability of our operations, in part, by minimizing operating expenses. These expenses are comprised of salary and wage expense, utility costs, insurance premiums, taxes and other operating costs, some of which are independent of the volumes we handle.

The current high levels of crude oil exploration, development and production activities are increasing competition for personnel and equipment. This increased competition is placing upward pressure on the prices we pay for labor, supplies and miscellaneous equipment. To the extent we are unable to procure necessary services or offset higher costs, our operating results will be negatively impacted.

Adjusted EBITDA

We define adjusted EBITDA as net income (loss) before interest expense, income tax expense (benefit), depreciation and amortization and adjusted for selected items that SemGroup believes impact the comparability of financial results between reporting periods. We use adjusted EBITDA as a supplemental performance measure to assess:

•

our operating performance as compared to that of other companies in our industry, without regard to financing methods, historical cost basis, capital structure or the impact of fluctuating commodity prices; and

•	the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.

Note About Non-GAAP Financial Measures

Adjusted gross margin and adjusted EBITDA are not financial measures presented in accordance with GAAP. We believe that the presentation of these non-GAAP financial measures will provide useful information to investors in assessing our financial condition and results of operations.

Operating income (loss) is the GAAP measure most directly comparable to adjusted gross margin, and net income (loss) is the GAAP measure most directly comparable to adjusted EBITDA. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measures. Each of these non-GAAP financial measures has important limitations as an analytical tool because it excludes some, but not all, items that affect the most directly comparable GAAP financial measure. You should not consider adjusted gross margin or adjusted EBITDA in isolation or as a substitute for analysis of our results as reported under GAAP. Because adjusted gross margin and adjusted EBITDA may be defined differently by other companies in our industry, our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

Management compensates for the limitations of adjusted gross margin and adjusted EBITDA as an analytical tool by reviewing the comparable GAAP measures, understanding the difference between adjusted gross margin and adjusted EBITDA, on the one hand, and operating income (loss) and net income (loss), on the other hand, and incorporating this knowledge into its decision-making processes. We believe that investors benefit from having access to the same financial measures that our management uses in evaluating our operating results.

The following table presents a reconciliation of operating income (loss) to adjusted gross margin and net income (loss) to adjusted EBITDA, the most directly comparable GAAP financial measures, on a historical basis for each of the periods indicated.

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Month Ended December 31, 2009	Eleven Months Ended November 30, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
	(Unaudited; in thousands)
Reconciliation of operating income (loss) to adjusted gross margin:
Operating income (loss)	$45,625	$(50,258)	$(39,395)	$12,908	$(1,239,589)	$(338,573)
Add:
Unrealized (gain) loss on derivatives	(14,114)	(13,340)	7,112	24,118	677,755	692,839
Operating expense	157,013	153,440	16,765	47,307	468,377	265,948
General and administrative expense	77,015	87,237	8,012	44,248	112,821	199,728
Depreciation and amortization expense	51,189	70,882	8,791	38,974	86,990	90,462

Adjusted gross margin	$316,728	$247,961	$1,285	$167,555	$106,354	$910,404

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Month Ended December 31, 2009	Eleven Months Ended November 30, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Reconciliation of net income (loss) to adjusted EBITDA:
Net income (loss) attributable to SemGroup	$2,377	$(132,297)	$(37,892)	$3,394,584	$(2,851,882)	$(605,184)
Add:
Interest expense	60,208	86,133	7,169	12,041	110,789	105,169
Income tax expense (benefit)	(2,416)	(6,223)	(7,209)	6,310	48,497	(6,493)
Depreciation and amortization	51,189	70,882	8,791	38,974	86,990	90,462
(Gain) loss on impairment or sale of assets	9,497	105,050	23,119	13,625	71,718	15,261
Reorganization items (gain) loss	—	—	—	(3,532,443)	411,601	—
Loss (income) from discontinued operations	10	(2,434)	(215)	141,613	1,018,921	236,235
Foreign currency transaction (gain)/loss	(3,450)	2,899	(678)	(3,950)	12,879	(17,937)
Employee severance expense	4,374	1,558	—	—	—	—
Impact of change in basis of NGL inventory in fresh-start reporting	—	27,821	8,681	—	—	—
Unrealized (gain) loss on derivatives	(14,114)	(13,340)	7,112	24,117	677,755	692,839
Change in fair value of warrants	(5,012)	283	872	—	—	—
Reversal of allowance on goods and services tax receivable	(4,144)	—	—	—	—	—
Depreciation and amortization included within equity in earnings of White Cliffs	10,630	2,897	—	—	—	—
Defense costs	1,000	—	—	—	—	—
Allowance on (recovery of) receivable from AGE Refining	(2,692)	3,340	—	—	—	—
Restricted stock expense	8,641	6,230	234	—	—	—

Adjusted EBITDA	$116,098	$152,799	$9,984	$94,871	$(412,732)	$510,352

Business and Performance Drivers

We operate our business through six primary business segments: Crude, SemStream, SemLogistics, SemCAMS, SemMexico and SemGas. We generate revenue in these segments by utilizing our assets to provide products and services to third parties and by selectively using our assets to support our marketing activities. For certain products, the relationship between current and future price is generally seasonal. We believe that the variety of our petroleum product assets creates opportunities for us and our customers year round.

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

Revenue

Our revenue is generated from third-party fees earned through the gathering, pipeline transporting and storing of petroleum products principally in the Midwest region. Our customers pay us fees based on volumes gathered, transported and stored; through the sale of petroleum products based upon contract or index rates per barrel, million Btu or gallon. We generate additional revenue through selected marketing of petroleum products. Marketing operations consist primarily of aggregating petroleum products purchased at the lease along pipeline systems or trucked, and arranging the necessary transportation logistics for the ultimate sale or delivery of the petroleum products to customers or other end-users. Gathering and transportation revenue is recognized as petroleum products are delivered to customers. Storage revenue is recognized upon leasing of shell capacity on a take or pay basis. Marketing revenue is accrued at the time title to the petroleum product sold transfers to the purchaser, which typically occurs upon receipt of the petroleum product by the purchaser.

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

•	we have already sold that product for physical delivery pursuant to sales contracts at a market index price,

•	we sell the product for future physical delivery pursuant to effectively back-to-back sales contracts, or

•	we enter into futures and swaps contracts on the NYMEX or over the counter (“OTC”) markets.

In addition, we may purchase put options or derivatives other than futures or swaps to hedge our inventory of petroleum products prior to our sale of such inventory.

ASC 845-10-15, “Nonmonetary Transactions,” requires certain transactions – those where inventory is purchased from a customer then resold to the same customers – to be presented in the income statement on a net basis, resulting in a reduction of revenue and costs of products sold by the same amount, but has no effect on operating income (loss). However, changes in the level of such purchase and sale activity between periods can have an effect on the comparison between those periods.

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

Crude

Rose Rock was formed in August 2011. In November 2011, SemGroup contributed SemCrude, L.P. to Rose Rock in exchange for limited partner interests, general partner interests and certain incentive distribution rights.

In December 2011, Rose Rock completed an initial public offering in which it sold 7,000,000 common units representing limited partner interests. SemGroup consolidates the accounts of Rose Rock as a result of the level of its ownership interests and control over the entity.

Crude conducts business through its 51% ownership interest in White Cliffs Pipeline (which it operates) and a 2% general partner interest and 57.0% limited partner interest in Rose Rock. These operations include crude oil transportation, storage, terminalling, gathering and marketing in Colorado, Kansas, Montana, North Dakota, Oklahoma and Texas, for third party customers as well as for itself. The Crude business unit consists of three primary operations: (i) Kansas and Oklahoma pipeline system (Rose Rock); (ii) Cushing storage (Rose Rock); and (iii) White Cliffs Pipeline. A majority of Crude’s revenue is generated from fee-based contractual arrangements that, in some instances, are fixed and not dependent on usage.

Fee-Based Services

Crude charges a capacity or volume-based fee for the unloading, transportation and storage of crude oil and related ancillary services. Crude’s fee-based services include substantially all of its operations in Cushing and Platteville and a portion of the transportation services it provides on its Kansas and Oklahoma pipeline system. Some of Crude’s fee-based contracts are take-or-pay contracts whereby the customer is required to pay Crude a fixed minimum monthly fee regardless of usage. For the years ended December 31, 2011 and 2010, approximately 56% and 80% of Crude’s adjusted gross margin, respectively, was generated by providing fee-based services to customers.

Fixed-Margin Transactions

Crude purchases crude oil from a producer or supplier at a designated receipt point at an index price less a transportation fee, and simultaneously sells an identical volume of crude oil at a designated delivery point to the same party at the same index price, thereby locking in a fixed margin that is in effect economically equivalent to a transportation fee. We refer to these arrangements as “fixed-margin” or “buy/sell” transactions. These fixed-margin transactions account for a portion of the adjusted gross margin Crude generates on its Kansas and Oklahoma pipeline system and through its Bakken Shale operations. For the years ended December 31, 2011 and 2010, approximately 14% and 5% of its adjusted gross margin, respectively, was generated through fixed-margin transactions.

Marketing Activities

Crude conducts marketing activities by purchasing crude oil for its own account from producers, aggregators and traders and selling crude oil to traders and refiners. Crude’s marketing activities account for a portion of the adjusted gross margin it generates on its Kansas and Oklahoma pipeline system and through its Bakken Shale operations. For the years ended December 31, 2011 and 2010, approximately 30% and 15% of its adjusted gross margin, respectively, was generated through marketing activities.

We mitigate the commodity price exposure of our crude oil marketing operations by limiting our net open positions through (i) the concurrent purchase and sale of like quantities of crude oil to create “back-to-back” transactions intended to lock in positive margins based on the timing, location or quality of the crude oil purchased and delivered or (ii) derivative contracts. All of our marketing activities are subject to our comprehensive risk management policy, which establishes limits to manage risk and mitigate financial exposure.

More specifically, we utilize futures and swap contracts to manage our exposure to market changes in commodity prices, to protect our adjusted gross margin on our purchased crude oil and to manage our liquidity risk associated with margin deposit requirements on our overall derivative positions. As we purchase inventory from suppliers, we may establish a fixed or variable margin with future sales by:

•	selling a like quantity of crude oil for future physical delivery to create an effective back-to-back transaction; or

•	entering into futures and swaps contracts on the NYMEX or over-the-counter markets.

SemStream

On November 1, 2011, SemStream contributed the primary operating assets of this business segment to NGL Energy in exchange for cash and equity interests. As part of this transaction, we agreed to waive our distribution rights on certain units until the third quarter of 2012. In exchange, we received additional common units. We own 32.2% of the common units outstanding at December 31, 2011, 7.5% of NGL Energy’s general partner and exercise significant influence through two general partner board seats. As a result, we account for our ownership as an investment using the equity method. Going forward, we will include our share of NGL Energy earnings on a one quarter lag because we will not receive their financial statements in sufficient time to apply the equity method currently. SemStream holds SemGroup’s ownership interest in NGL Energy, a company engaged in coast-to-coast retail propane operations as well as midstream terminal operations.

SemStream also, through its wholly-owned subsidiary, SemStream Arizona Propane, L.L.C. (“SemStream Arizona”), is engaged in retail sales and downstream distribution of propane in Page and Payson, Arizona, including a regulated underground utility business and a non-regulated propane bulk business.

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

SemGas

SemGas provides gathering, processing and storage services to the natural gas markets in the U.S. SemGas owns and operates gathering systems and processing plants in Kansas, Oklahoma and Texas. SemGas aggregates gas supplies from the wellhead and provides various services to producers that condition the wellhead gas production for downstream markets. SemGas’ performance is largely based on percent-of-proceeds and percent-of-index contractual arrangements where SemGas receives a portion of product sales as well as fee-based gathering service payments.

We previously had another business segment, SemCanada Crude, which aggregated and blended crude oil in Western Canada, North Dakota and Montana. During 2010, we transferred certain of SemCanada Crude’s activities to Crude and we began winding down the remaining operations of SemCanada Crude.

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

As a result of these factors (the Bankruptcy, deconsolidation and reconsolidation of certain subsidiaries, sale of subsidiary assets and fresh-start reporting) and other factors, comparison of the results of operations between 2009 and 2010 shown below is not useful as a guide to future results of operations. The financial performance for the first 11 months of 2009 are presented for historical perspective and do not give pro forma results as if the consummation of the plan of reorganization and the related fresh-start reporting and other adjustments had occurred at the beginning of the period presented. Additionally, our post-emergence financial statements are not comparable with our pre-emergence financial statements.

Recent Developments

On February 21, 2012, SemGroup, Gavilon Midstream Energy, LLC, a subsidiary of The Gavilon Group, LLC, and an affiliate of Chesapeake Energy Corporation (NYSE:CHK) announced plans to form a joint venture that will construct a 210-mile pipeline in western and north central Oklahoma which will deliver crude oil to a 1-million-barrel storage facility in Cushing, Oklahoma. The pipeline and storage facility will meet growing midstream requirements resulting from the burgeoning drilling activity in western Oklahoma and the Mississippi Lime play.

The pipeline will consist of two laterals, one originating near the town of Alva in Woods County, Oklahoma, and the other near the town of Arnett in Ellis County, Oklahoma. The laterals will intersect near Cleo Springs in Major County, Oklahoma, where the pipeline will increase in diameter and continue east to storage at Cushing. The pipeline will have an initial capacity of 140,000 barrels per day, and following the addition of more horsepower, a maximum operating capacity of 180,000 barrels per day. Construction of the pipeline is planned to begin in July 2012, and it is expected to be in service in the third quarter of 2013.

Consolidated Results of Operations

	Successor			Predecessor
(U.S. $ in thousands)	Year Ended December 31, 2011	Year Ended December 31, 2010	One Month Ended December 31, 2009	Eleven Months Ended November 30, 2009
Revenues:	$1,479,510	$1,630,334	$157,328	$901,235

Expenses:
Costs of products sold	1,154,175	1,265,932	140,036	744,173
Operating	157,013	153,440	16,765	47,307
General and administrative	77,015	87,237	8,012	44,248
Depreciation and amortization	51,189	70,882	8,791	38,974
Loss on disposal or impairment	9,497	105,050	23,119	13,625

Total expenses	1,448,889	1,682,541	196,723	888,327

Earnings from equity method investments	15,004	1,949	—	—

Operating income (loss)	45,625	(50,258)	(39,395)	12,908

Other expense (income)
Interest expense	60,208	86,133	7,169	12,041
Other expense (income), net	(14,989)	4,338	(1,223)	(8,692)

Total other expenses	45,219	90,471	5,946	3,349

Income (loss) from continuing operations before reorganization items and income taxes	406	(140,729)	(45,341)	9,559
Reorganization items gain	—	—	—	3,532,443

Income (loss) from continuing operations before income tax	406	(140,729)	(45,341)	3,542,002
Income tax expense (benefit)	(2,416)	(6,223)	(7,209)	6,310

Income (loss) from continuing operations	2,822	(134,506)	(38,132)	3,535,692
Income (loss) from discontinued operations	(10)	2,434	215	(141,613)

Net income (loss)	$2,812	$(132,072)	$(37,917)	$3,394,079

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

Interest expense

Interest expense decreased in 2011 to $60 million from $86 million in 2010. About $12 million of this decrease is attributable to the refinancing of a credit facility in June of 2011 and the repayment of two term loans in the fourth quarter of 2011. An additional $11 million of the decrease is attributable to the repayment of a term loan in September 2010. Finally, $2 million of the decrease relates to the refinancing of a credit facility in December 2010.

During the time we were in bankruptcy, we recorded interest expense only to the extent such interest was expected to be paid. Interest obligations that were expected to be compromised in the reorganization process were not recorded as expenses. The total amount of interest that we would have been contractually obligated to pay, but which was compromised in the reorganization process and not recorded as an expense, was $221 million for the period January 1, 2009 through November 30, 2009.

Other expense (income)

The net of other expense (income) changed in 2011 to income of $15 million from expense of $4 million in 2010. This is primarily the result of changes in foreign exchange rates ($6 million), a decline in the fair value of outstanding warrants ($5 million), insurance recoveries ($2 million) and the absence of a 2010 expense item ($5 million) in 2011.

Reorganization gain

Reorganization gain includes revenue, expenses, realized gains and losses and provisions for losses resulting from the reorganization and restructuring of the business. The reorganization gain of $3,532 million in the eleven months ended November 30, 2009 is primarily composed of $2,544 million gain on extinguishment of debt, $614 million gain on the disposal of Blueknight and $353 million gain on asset revaluation in fresh-start reporting.

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

Results of Operations by Reporting Segment

Crude

	Successor			Predecessor
(U.S. $ in thousands)	Year Ended December 31, 2011	Year Ended December 31, 2010	One Month Ended December 31, 2009	Eleven Months Ended November 30, 2009
Revenues:	$431,321	$245,854	$14,015	$256,931

Expenses:
Costs of products sold	366,265	149,383	6,317	178,705
Operating	17,470	25,498	907	17,716
General and administrative	9,757	10,525	2,012	7,436
Depreciation and amortization	11,379	27,643	4,937	10,878
Loss on disposal or impairment	64	6,895	—	—

Total expenses	404,935	219,944	14,173	214,735

Earnings from equity method investment	15,004	1,949	—	—

Operating income (loss)	$41,390	$27,859	$(158)	$42,196

2011 versus 2010

Revenue

	Successor
	Year Ended December 31, 2011	Year Ended December 31, 2010
	($ in thousands)
Product revenue	$1,084,262	$559,639
ASC 845-10-15	(688,575)	(397,447)
Net realized loss on derivatives	(1,174)	(1,166)

Net product revenue	$394,513	$161,026

Service revenue	35,801	84,297
Other	220	1,294
Net unrealized gain (loss) on derivatives	787	(763)

Total revenue	$431,321	$245,854

Product revenue increased in 2011 to $1,084 million from $560 million in 2010. The increase was primarily due to an increase in the volume sold to 11.6 million barrels at an average sales price of $94 per barrel in 2011 from 7.0 million barrels at an average sales price of $79 per barrel in 2010.

The increase in sales volume was primarily the result of an increase in buy/sell transactions (as defined above) to 6.8 million barrels in 2011 compared to 1.4 million barrels in 2010. The buy/sell transactions are used to achieve a transportation margin. The increase in buy/sell activity was offset, in part, by a decrease of 1.0 million barrels of marketing activity.

Revenue was reduced by $689 million in 2011 and $397 million in 2010, in accordance with ASC 845-10-15.

Service revenue decreased to $36 million in 2011 from $84 million in 2010. Of this decrease $36 million relates to the fact that White Cliffs Pipeline was consolidated until the end of September 2010, but has been accounted for under the equity method since then. (See Note 5 to our consolidated financial statements in this Form 10-K for additional information related to White Cliffs Pipeline.) In addition, transportation revenue decreased $6.5 million in 2011 compared to 2010. This decrease reflects increased use of buy/sell transactions (as described above) to achieve transportation margin and the completion of a take-or-pay contract. Also, storage revenue decreased $5.1 million in 2011 from 2010 as a result of a decrease in storage rates to levels which are expected to continue until 2015.

Costs of products sold

Costs of products sold increased in 2011 to $366 million from $149 million in 2010. Costs of products sold were reduced by $689 million and $397 million in 2011 and 2010, respectively, in accordance with ASC 845-10-15. Costs of products sold increased in 2011 as a result of an increase in the average cost of crude oil per barrel to $91 from $77 in 2010 and an increase in the volume sold to 11.6 million barrels in 2011 from 7.0 million barrels in 2010.

Adjusted gross margin

Adjusted gross margin in this segment is generated by providing fee-based services, by entering into fixed-margin transactions and through marketing activities. Revenues from fee-based services are included in service revenue, and revenues from fixed-margin and marketing activities are included in product revenue.

The following table shows the adjusted gross margin generated by this segment’s fee-based services, fixed-margin transactions and marketing activities for the year ended December 31, 2011:

	Storage	Transportation	Marketing Activities	Other	Total
Revenues	$24,381	$14,833	$386,252	$5,855	$431,321
Less: Costs of products sold, exclusive of depreciation	—	—	(366,265)	—	(366,265)
Less: Unrealized (gain) loss on derivatives	—	—	(787)	—	(787)

Adjusted gross margin	$24,381	$14,833	$19,200	$5,855	$64,269

The following table shows the adjusted gross margin generated by this segment’s fee-based services, fixed-margin transactions and marketing activities for the year ended December 31, 2010:

	Storage	Transportation	Marketing Activities	Other	Total
Revenues	$29,496	$56,221	$154,927	$5,210	$245,854
Less: Costs of products sold, exclusive of depreciation	—	—	(149,383)	—	(149,383)
Less: Unrealized (gain) loss on derivatives	—	—	763	—	763

Adjusted gross margin	$29,496	$56,221	$6,307	$5,210	$97,234

The following table presents a reconciliation of operating income (loss) to adjusted gross margin, the most directly comparable GAAP financial measure for each of the periods indicated.

	Successor
	Year Ended December 31,
	2011	2010
	($ in thousands)
Reconciliation of operating income (loss) to adjusted gross margin:
Operating income (loss)	$41,390	$27,859
Add:
Unrealized (gain) loss on derivatives	(787)	763
Operating expense	17,470	25,498
General and administrative expense	9,757	10,525
Depreciation and amortization expense	11,379	27,643
Loss on disposal or impairment	64	6,895
Less:
Earnings from equity method investment	15,004	1,949

Adjusted gross margin	$64,269	$97,234

Operating expense

Operating expense decreased in 2011 to $17 million from $25 million in 2010. Of this decrease, $6.3 million related to operating expenses of White Cliffs Pipeline, which was a consolidated subsidiary until September 2010 after which it was accounted for under the equity method. An additional $6.0 million of the decrease is attributable to a $3.3 million 2010 bad debt expense of which $2.7 million was recovered in 2011.

Depreciation and amortization

Depreciation and amortization expenses decreased in 2011 to $11 million from $28 million in 2010. This decrease relates to expenses of White Cliffs Pipeline which was a consolidated subsidiary until September 2010 after which it was accounted for under the equity method.

Loss on disposal or impairment

We sold a portion of our ownership interests in White Cliffs during September 2010 and received $141 million of proceeds from these transactions. Upon closing, we deconsolidated White Cliffs and recorded our investment at fair value, which approximated 51% of the net book value of White Cliffs (the book value of White Cliffs had been adjusted to fair value on November 30, 2009, in connection with fresh-start reporting). We recorded a loss of $6.8 million upon conversion to the equity method.

Earnings from equity method investment

Crude’s only equity method investment is in White Cliffs. Prior to the end of September 2010, we consolidated White Cliffs; after September 2010, we account for our investment in White Cliffs under the equity method.

2010 versus Eleven Months ended November 30, 2009

Revenue

Revenue decreased in 2010 to $246 million from $257 million in the eleven months ended November 30, 2009.

	Successor	Predecessor
	Year Ended December 31, 2010	Eleven Months Ended November 30, 2009
	($ in thousands)
Product revenue	$559,639	$383,626
ASC 845-10-15	(397,447)	(186,816)
Net realized gain (loss) on derivatives	(1,166)	139

Net product revenue	$161,026	$196,949

Service revenue	84,297	60,000
Other	1,294	(272)
Net unrealized gain (loss) on derivatives	(763)	254

Total revenue	$245,854	$256,931

Product revenue increased in 2010 to $560 million from $384 million as a result of an increase in sales volume to 7.1 million barrels from 6.7 million barrels and an increase in the average sales price to $79 per barrel from $54 per barrel.

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

Operating expense

Operating expense increased in 2010 to $25 million from $18 million in the eleven months ended November 30, 2009. The increase is due primarily to $4 million in expenses related to White Cliffs Pipeline, which became operational in June 2009, and bad debt expense of $3 million related to a customer that declared bankruptcy.

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

Depreciation and amortization

Depreciation and amortization in December 2009 is approximately five times the average of the eleven months ended November 30, 2009. This increase is due primarily to the amortization of intangible assets recorded as part of fresh-start reporting. In addition, the increase reflects higher depreciation as a result of higher fixed asset values which also were recorded as part of fresh-start reporting

SemStream

On November 1, 2011, we contributed the primary operating assets of our SemStream segment to NGL Energy. The assets we contributed included the majority of SemStream’s inventory, derivative assets, other current assets, property, plant, and equipment, goodwill, other intangible assets, and other noncurrent assets. As part of this transaction, NGL Energy assumed certain liabilities of the SemStream segment including its derivative liabilities. We did not contribute any of the assets or liabilities of SemStream’s Arizona residential business to NGL Energy.

In return for this contribution, we received the following:

•	8.9 million common units of NGL Energy (32.2% of the common units outstanding at December 31, 2011);

•	a 7.5% interest in NGL Energy Holdings LLC, the general partner of NGL Energy;

•	a cash payment of $93 million subject to post-closing adjustments; and

•	two seats on the board of directors of NGL Energy Holdings LLC

Also, as part of this transaction, we agreed to waive our distribution rights on approximately 3.9 million units until the third quarter of 2012. In exchange, we received an additional 204,000 common units. We estimate that the fair value of the ownership interests in NGL Energy that we received in this transaction was approximately $184 million at November 1, 2011. The cash proceeds we received were subject to post-closing adjustments. Those adjustments have been completed and we have recorded a gain on this transaction of $44.3 million.

Results of operations for 2011 include no earnings from our equity method investment in NGL Energy. Going forward, we will include our share of NGL Energy’s earnings on a one quarter lag because we will not receive their financial statements in sufficient time to apply the equity method to the current period. As a result of this transaction, analysis of the 2011 operating results compared to 2010 is of no value in assessing the future prospects of this business unit.

	Successor			Predecessor
(U.S. $ in thousands)	Year Ended December 31, 2011	Year Ended December 31, 2010	One Month Ended December 31, 2009	Eleven Months Ended November 30, 2009
Revenues:	$622,598	$718,296	$64,023	$428,859

Expenses:
Costs of products sold	605,170	690,970	75,593	425,470
Operating	8,420	9,074	1,642	9,006
General and administrative	8,904	9,511	1,435	5,410
Depreciation and amortization	4,867	6,764	509	4,813
Loss (gain) on disposal or impairment	(36,625)	(35)	—	—

Total expenses	590,736	716,284	79,179	444,699

Operating income (loss)	$31,862	$2,012	$(15,156)	$(15,840)

2011 versus 2010

Revenue

	Successor
	Year Ended December 31, 2011	Year Ended December 31, 2010
	($ in thousands)
Product revenue	$746,508	$844,466
ASC 845-10-15	(128,469)	(118,927)
Net realized loss on derivatives	(10,725)	(24,407)

Net product revenue	$607,314	$701,132

Service revenue	1,717	2,109
Other	320	863
Net unrealized gain on derivatives	13,247	14,192

Total revenue	$622,598	$718,296

Product revenue decreased in 2011 to $747 million from $844 million in 2010. The effect of lower volume (506 million gallons versus 656 million gallons) was only partially offset by higher prices ($1.48 per gallon versus $1.29 per gallon). The decrease in volume reflects the timing of the NGL Energy transaction described above, which reduced the length of the period in which certain sales were made by two months compared to the prior year.

Revenue was reduced by $128 million and $119 million during 2011 and 2010, respectively, in accordance with ASC 845-10-15.

We recorded $11 million in realized losses on derivatives in 2011 compared to $24 million of such losses in 2010. There was less derivative activity during 2011 in anticipation of the NGL Energy transaction described above.

Costs of products sold

Costs of products sold decreased in 2011 to $605 million from $691 million in 2010. The decrease is primarily a result of a decline in volume between the periods. The decrease in volume is a result of the NGL transaction described above. Costs of products sold were reduced by $128 million and $119 million in 2011 and 2010, respectively, in accordance with ASC 845-10-15.

Gain on disposal or impairment

The gain on disposal or impairment of $36 million recorded in 2011 is the net of $44.3 million gain on the disposal of SemStream assets in the NGL Energy transaction, offset, in part, by a $9 million impairment of goodwill and other intangible assets of SemStream’s Arizona residential propane business. (The Arizona residential propane business was not contributed to NGL Energy.)

Equity earnings

As mentioned above, we record our equity in earnings or losses of NGL Energy on a one-quarter lag. Because of this, we have not recorded any equity in earnings or losses of NGL Energy during 2011 (our ownership interests in NGL Energy were acquired on November 1, 2011).

2010 versus Eleven Months ended November 30, 2009

Revenue

Revenue increased in 2010 to $718 million from $429 million in the eleven months ended November 30, 2009.

	Successor	Predecessor
	Year Ended December 31, 2010	Eleven Months Ended November 30, 2009
	($ in thousands)
Product revenue	$844,466	$468,774
ASC 845-10-15	(118,927)	(10,219)
Net realized gain (loss) on derivatives	(24,407)	(8,148)

Net product revenue	$701,132	$450,407

Service revenue	2,109	2,236
Other	863	588
Net unrealized gain (loss) on derivatives	14,192	(24,372)

Total revenue	$718,296	$428,859

Product revenue increased in 2010 to $844 million from $469 million. Approximately 53 percent of the increase is due to volume and approximately 47 percent of the increase is due to higher sales prices.

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

SemLogistics

	Successor			Predecessor
(U.S. $ in thousands)	Year Ended December 31, 2011	Year Ended December 31, 2010	One Month Ended December 31, 2009	Eleven Months Ended November 30, 2009
Revenues:	$23,314	$38,371	$3,297	$33,393

Expenses:
Costs of products sold	152	—	11	565
Operating	6,206	8,406	657	7,186
General and administrative	6,712	5,286	575	4,353
Depreciation and amortization	9,271	7,881	655	8,615
Loss (gain) on disposal or impairment	44,663	—	—	—

Total expenses	67,004	21,573	1,898	20,719

Operating income (loss)	$(43,690)	$16,798	$1,399	$12,674

2011 versus 2010

Revenue

Revenue decreased in 2011 to $23 million from $38 million in 2010. The decline in revenue is a result of a decline in the volume of storage leased. High crude oil prices and backwardated market conditions (i.e., prices for future deliveries are lower than current prices) and are forecast to continue into 2012. These factors have a negative effect on storage economics. As a result, the demand for storage is depressed and we have experienced difficulty securing contract renewals. We are uncertain when market conditions will improve.

Operating expense

Operating expense decreased in 2011 to $6 million from $8 million in 2010. This decline is due primarily to a reduction in employee related expenses such as the elimination of the short-term incentive program.

Loss on disposal or impairment

During the fourth quarter of each year, we perform a goodwill impairment test for each of our segments that has goodwill. SemLogistics passed the 2011 test initially, however, a review of the sensitivity of the test results indicated that a ten percent reduction in the estimated revenue in 2012 and 2013 would result in a test failure. The sensitivity of the test results to loss of revenue, led us to conclude that impairment of the goodwill of SemLogistics was required. Accordingly, we impaired the full amount of goodwill which was $44.7 million on October 1, 2011.

General and administrative expense

General and administrative expense increased in 2011 to $7 million from $5 million in 2010. This increase is due to an increase in employee related expenses such as costs related to deferred capital projects and severance costs.

2010 versus Eleven Months ended November 30, 2009

Revenue

Revenue increased in 2010 to $38 million from $33 million in the eleven months ended November 30, 2009. All available storage capacity was leased throughout 2010. This increase is due primarily to a larger volume of products in storage in 2010 compared to 2009. In addition, storage fees and terminalling revenues were higher in 2010 compared to 2009.

General

In every category of expense, the amounts for the year 2010 are roughly equivalent to those of the eleven months ended November 30, 2009.

December 2009 versus average of Eleven Months ended November 20, 2009

General

In each case, the December 2009 amount is roughly equivalent to the average of the eleven months ended November 30, 2009.

SemCAMS

	Successor			Predecessor
(U.S. $ in thousands)	Year Ended December 31, 2011	Year Ended December 31, 2010	One Month Ended December 31, 2009	Eleven Months Ended November 30, 2009
Revenues:	$163,367	$144,754	$12,930	$—

Expenses:
Costs of products sold	218	67	—	—
Operating	110,814	95,072	11,345	—
General and administrative	16,816	18,942	1,726	—
Depreciation and amortization	10,233	9,556	962	—
Loss (gain) on disposal or impairment	(8)	(14)	23,119	—

Total expenses	138,073	123,623	37,152	—

Operating income (loss)	$25,294	$21,131	$(24,222)	$—

2011 versus 2010

Revenue

Revenue increased in 2011 to $163 million from $145 million in 2010. This increase results from increased costs passed through ($10 million), settlement of two disputes ($8 million), foreign exchange gain ($7 million) and higher capital fees ($3 million), offset, in part, by plant outages ($4 million) and gas volume withheld by two producers ($4 million).

Operating expense

Operating expense increased in 2011 to $111 million from $95 million in 2010. This increase results from higher power costs ($7 million), higher outside services and materials ($6 million), plant outage repairs ($6 million), foreign exchange loss ($4 million), turnaround planning and general maintenance ($3 million) and severance costs ($2 million), offset in part by recovery of previously written off receivables ($4 million), reductions in accruals ($3 million), reduced salary expense due to staff reductions ($3 million) and settlements of various disputes ($2 million).

General and administrative expense

General and administrative expense decreased in 2011 to $17 million from $19 million in 2010. This decrease results primarily from reduced employee costs ($5 million) offset in part by severance costs ($2 million).

2010 versus Eleven Months ended November 30, 2009

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

As a result of the deconsolidation between July 22, 2008, and the reconsolidation on November 30, 2009, it is not possible to make any meaningful comparisons of results of operations for 2010 and 2009.

December 2009

Loss on disposal or impairment

During December 2009, SemCAMS committed to a plan to cease processing sour gas at one of its facilities based on a decision by a customer to send its sour gas to a different SemCAMS processing facility. As a result, SemCAMS recorded a reduction of $18.4 million to the value of property, plant and equipment and a $4.7 million increase to the related asset retirement obligation.

SemMexico

	Successor			Predecessor
(U.S. $ in thousands)	Year Ended December 31, 2011	Year Ended December 31, 2010	One Month Ended December 31, 2009	Eleven Months Ended November 30, 2009
Revenues:	$218,187	$149,557	$12,079	$167,063

Expenses:
Costs of products sold	192,068	129,449	10,242	144,142
Operating	5,006	4,742	1,142	3,983
General and administrative	11,560	10,352	1,310	7,129
Depreciation and amortization	6,502	6,183	304	2,942
Loss (gain) on disposal or impairment	(200)	8,837	—	—

Total expenses	214,936	159,563	12,998	158,196

Operating income (loss)	$3,251	$(10,006)	$(919)	$8,867

2011 versus 2010

Revenue

Revenue increased in 2011 to $218 million from $150 million in 2010. Higher volume (378 thousand tons versus 295 thousand tons) accounts for 61 percent of this increase and higher sales prices ($570/ton versus $500/ton) accounts for the remaining 39 percent of the increase. These increases reflect both successful marketing efforts, in general, and a slight increase in sales volume of higher priced polymer modified asphalt and emulsions.

Costs of products sold

Costs of products sold increased in 2011 to $192 million from $129 million in 2010. On a per ton basis, 2011 was $507 compared to $438 in 2010. The increase in cost per ton is essentially the same as the increase in revenue per ton described above.

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

Costs of products sold

Costs of products sold in December 2009 was approximately 22 percent lower than the average of the eleven months ended November 30, 2009. This decline is primarily related to volume as explained above.

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

SemGas

	Successor			Predecessor
(U.S. $ in thousands)	Year Ended December 31, 2011	Year Ended December 31, 2010	One Month Ended December 31, 2009	Eleven Months Ended November 30, 2009
Revenues:	$105,248	$75,790	$6,644	$55,230

Expenses:
Costs of products sold	75,066	50,800	4,495	37,700
Operating	9,027	6,342	921	9,002
General and administrative	6,521	6,626	975	4,371
Depreciation and amortization	5,986	5,480	427	8,296
Loss on disposal or impairment	4	12	—	13,625

Total expenses	96,604	69,260	6,818	72,994

Operating income (loss)	$8,644	$6,530	$(174)	$(17,764)

2011 versus 2010

Revenue

Revenue increased in 2011 to $105 million from $76 million in 2010. Higher volume (19,692 MMcf versus 15,697 MMcf) accounts for 65 percent of this increase and higher sales prices ($5.35/Mcf versus $4.83/Mcf) account for the remaining 35 percent of the increase. The price per Mcf shown is the revenue derived from the sale of natural gas and natural gas liquids divided by total wellhead volume during the period.

Costs of products sold

Costs of products sold increased in 2011 to $75 million from $51 million in 2010. The increase is primarily related to higher volume and prices as described above. In addition, certain contracts were revised to be more favorable to producers which resulted in higher costs of products sold expressed as a percentage of revenue.

Adjusted gross margin

	Year Ended December 31,
	2011	2010
Revenue	$105,248	$75,790
Less: cost of products sold, exclusive of depreciation	75,066	50,800
Less: Unrealized (gain) loss on derivatives	—	—

Adjusted gross margin	$30,182	$24,990

The following table presents a reconciliation of operating income (loss) to adjusted gross margin, the most directly comparable GAAP financial measure for each of the periods indicated.

	Successor
	Year Ended December 31,
	2011	2010
	($ in thousands)
Reconciliation of operating income (loss) to adjusted gross margin:
Operating income (loss)	$8,644	$6,530
Add:
Unrealized (gain) loss on derivatives	—	—
Operating expense	9,027	6,342
General and administrative expense	6,521	6,626
Depreciation and amortization expense	5,986	5,480
Loss on disposal or impairment	4	12

Adjusted gross margin	$30,182	$24,990

Operating expense

Operating expense increased in 2011 to $9 million from $6 million in 2010. This increase is primarily a reflection of higher volume processed resulting in higher field expenses, labor costs, property taxes, maintenance and outside services.

2010 versus Eleven Months ended November 30, 2009

Revenue

Revenue increased in 2010 to $76 million from $55 million in the eleven months ended November 30, 2009. This increase is due almost entirely to price as volume is flat between the periods.

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

Other and Eliminations

	Successor			Predecessor
(U.S. $ in thousands)	Year Ended December 31, 2011	Year Ended December 31, 2010	One Month Ended December 31, 2009	Eleven Months Ended November 30, 2009
Revenues:	$(84,525)	$257,712	$44,340	$(40,241)

Expenses:
Costs of products sold	(84,764)	245,263	43,378	(42,409)
Operating	70	4,306	151	414
General and administrative	16,745	25,995	(21)	15,549
Depreciation and amortization	2,951	7,375	997	3,430
Loss on disposal or impairment	1,599	89,355	—	—

Total expenses	(63,399)	372,294	44,505	(23,016)

Operating loss	$(21,126)	$(114,582)	$(165)	$(17,225)

Other and Eliminations is not an operating segment. This table is included to permit the reconciliation of segment information to that of the consolidated Company. We sold the property, plant and equipment of SemCanada Crude during fourth quarter 2010 and began winding down its operations. SemCanada Crude ceased to be an operating segment during fourth quarter 2010, and its results of operations for the year ended December 31, 2010, and the month ended December 31, 2009, are included in the table above.

Liquidity and Capital Resources

Sources and Uses of Cash

Revolving Credit Facility

On June 20, 2011, we entered into a $325 million revolving credit facility, which can be utilized by our SemStream, SemCAMS and SemGas segments. On July 25, 2011, this credit facility was increased to a total of $350 million. Later, on December 14, 2011, this credit facility was decreased to $320 million. This revolving credit facility expires in 2016. There was $82.0 million outstanding on the revolving credit facility at December 31, 2011. The interest rate in effect was 5.13% on $7.0 million and 3.16% on $75.0 million. On January 13, 2012, the capacity on this facility was reduced to $300 million. In connection with the revolving credit facility, we paid $5.1 million of financing fees that were capitalized and will be amortized over the life of the facility. This facility may, under certain conditions, be increased by up to an additional $100.0 million.

The revolving credit facility includes a $250.0 million sub-limit for the issuance of letters of credit for the account of SemGroup or its loan parties in U.S. Dollars, and within this sublimit, $10.0 million may be utilized for the issuance of letters of credit for the account of our Canadian subsidiary, SemCAMS ULC. Letters of credit bear interest from 2.5% to 4.0%, based on a leverage ratio, and are charged a fronting fee of 0.25%. At December 31, 2011, there was $12.5 million in letters of credit outstanding and the interest rate in effect was 2.88%.

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

We are required to pay a commitment fee of 0.50% on the unused portion of the revolving line of credit, which was $225.5 million at December 31, 2011. Additionally, we pay an administrative fee of $0.1 million annually. Alternative base rate interest and bank fees are paid quarterly; Eurodollar interest is paid at the end of each interest period. For the year ended December 31, 2011, interest expense related to the revolving credit facility was $2.8 million, of which $1.1 million related to amortization of capitalized financing costs and write offs of capitalized financing costs due to reduction in overall revolver capacity.

All outstanding borrowings under the revolving credit facility will be due and payable on June 20, 2016. All letters of credit will expire on June 13, 2016.

The agreement for the credit facilities (which encompass the revolving credit facility and the term loans) contains various covenants that limit, among other things, the ability of SemGroup Corporation, as the borrower, with its restricted subsidiaries, to incur indebtedness, grant certain liens supporting indebtedness, merge or consolidate, sell all or substantially all of its assets, enter into certain affiliate transactions, make certain distributions, and allow any material change in the nature of its business. Significant financial covenants under the credit facilities include:

•

Leverage Ratio—ratio of consolidated net debt to EBITDA (each as defined in the credit facilities, with EBITDA measured on a rolling four-quarter basis) must be no greater than 4.5 to 1. The leverage ratio was 0.74 to 1.0 at December 31, 2011.

•

Interest Coverage Ratio—ratio of EBITDA to cash interest expense (each as defined in the credit facilities, measured on a rolling four-quarter basis, with the first full year of cash interest expense measured on an annualized basis) must be no less than 2.5 to 1. The interest coverage ratio was 11.34 to 1.0 at December 31, 2011.

Each of the above ratios will be tested, beginning September 30, 2011, at the end of each fiscal quarter. As of December 31, 2011, we were in compliance with our covenants under the credit facilities.

The revolver loan includes customary events of default, including events of default relating to non-payment of principal and other amounts owing under the credit facilities from time to time, including in respect of letter of credit disbursement obligations, inaccuracy of representations and warranties in any material respect when made or when deemed made, violation of covenants, cross payment-defaults of SemGroup and its restricted subsidiaries to any material indebtedness, cross acceleration to any material indebtedness, bankruptcy and insolvency events, the occurrence of a change of control, certain unsatisfied judgments, certain ERISA events, certain environmental matters and certain assertions of or actual invalidity of certain loan documents. A default under the credit facilities would permit the participating banks to terminate commitments, require immediate repayment of any outstanding loans with interest and any unpaid accrued fees, and require the cash collateralization of outstanding letter of credit obligations. In addition, the credit facilities prohibit any commodity transactions that are not permitted by our Comprehensive Risk Management Policy.

The credit facilities restrict our ability to make certain types of payments relating to our capital stock, including the declaration or payment of dividends. Dividends are limited to $10 million plus an allowable amount as defined by the credit facilities. At December 31, 2011, dividends are limited to $10 million. The credit facilities are:

•	guaranteed by all of SemGroup’s material domestic subsidiaries; and

•	secured by a lien on substantially all of the property and assets of SemGroup and the loan parties, subject to customary exceptions.

The credit facilities permit, with certain conditions, the sale or transfer of assets into Rose Rock, a master limited partnership.

Term Loan A

On June 20, 2011, we entered into a five-year Term Loan A credit facility with a principal balance of $75.0 million. On September 30, 2011, we made a required quarterly principal payment of $0.9 million on this term loan. On November 1, 2011, we paid down $25.2 million in principal with the proceeds from a transaction with

NGL Energy. Proceeds received on December 14, 2011, from the Rose Rock IPO were used to pay down the remaining principal balance of $48.9 million plus accrued interest. No principal or accrued interest remains outstanding under the Term Loan A credit facility and the Term Loan A credit facility has been terminated. For the year ended December 31, 2011, interest expense related to the Term Loan A facility was $2.7 million, of which $1.5 million related to the amortization of capitalized financing costs and write offs of capitalized financing costs due to repayment of the Term Loan A facility.

Term Loan B

On June 20, 2011, we entered into a seven-year Term Loan B credit facility with a principal balance of $200.0 million. This facility, along with the Term Loan A described above, replaced the previous term loan facility of $308.0 million, which was paid in full on June 20, 2011.

On September 30, 2011, we made a required principal payment of $0.5 million on this Term Loan B. On November 1, 2011, we paid down $67.9 million in principal with the proceeds from a transaction with NGL Energy. Proceeds received on December 14, 2011 from the Rose Rock IPO were used to pay down the remaining principal balance of $131.6 million plus accrued interest. No principal or accrued interest remains outstanding under the Term Loan B credit facility and the Term Loan B credit facility has been terminated. For the year ended December 31, 2011, interest expense related to the Term Loan B facility was $10.4 million, of which $5.2 million related to the amortization of capitalized financing costs and write offs of capitalized financing costs due to repayment of the Term Loan B facility.

Rose Rock Revolving Credit Facility

On November 10, 2011, Rose Rock entered into a $150.0 million senior secured revolving credit agreement with The Royal Bank of Scotland, as administrative agent, and a syndicate of lenders. The credit facility is available to fund working capital, for the issuance of up to $75 million of letters of credit, to finance capital expenditures and other permitted payments and for other lawful corporate purposes and will allow Rose Rock to request that the maximum amount of the credit facility be increased by up to an additional $200 million, subject to receiving increased commitments from lenders or commitments from other financial institutions. At December 31, 2011, Rose Rock had no outstanding borrowings on the revolving credit facility and had $22.6 million outstanding in letters of credit. Rose Rock’s obligations under the credit facility are secured by a first priority lien on substantially all of its material assets. The credit facility matures on December 14, 2016. Borrowings under the credit facility bear interest at either an alternate base rate or an adjusted Eurodollar rate, in each case plus an applicable margin. The applicable margin varies based upon Rose Rock’s Leverage Ratio, as defined in the credit facility. At December 31, 2011, had there been any borrowings under the revolving credit, the interest rate applicable would have been 4.50% and the interest rate applicable to Eurodollar rate borrowings would have been the Eurodollar margin of 2.25% plus the applicable LIBOR rate.

Fees are charged on any outstanding letters of credit at a rate that ranges from 2.25% to 3.25% depending on a leverage ratio specified in the credit agreement. In addition, a fronting fee of 0.25% is charged on outstanding letters of credit.

A commitment fee that ranges from 0.375% to 0.50%, depending on a leverage ratio specified in the credit agreement is charged on any unused capacity of the revolving credit facility. In addition, Rose Rock is charged an annual administrative fee of $0.1 million. The credit facility also allows for the use of secured bilateral letters of credit. At December 31, 2011, we had $17.0 million of bilateral letters of credit outstanding and the interest in effect was 1.75%.

The credit facility contains representations and warranties and affirmative and negative covenants customary for transactions of this nature. The negative covenants limit or restrict Rose Rock’s ability (as well as the ability of its Restricted Subsidiaries, as defined in the credit facility) to:

•	permit the ratio of its consolidated EBITDA to its consolidated cash interest expense at the end of any fiscal quarter, for the immediately preceding four quarter period, to be less than 2.50 to 1.00;

•

permit the ratio of its consolidated net debt to its consolidated EBITDA at the end of any fiscal quarter, for the immediately preceding four quarter period, to be greater than 4.50 to 1.00 (or 5.00 to 1.00 during a temporary period from the date of funding of the purchase price of certain acquisitions (as described in the credit facility) until the last day of the third fiscal quarter following such acquisitions);

•

incur additional debt, subject to customary carve outs for certain permitted additional debt, incur certain liens on assets, subject to customary carve outs for certain permitted liens, or enter into certain sale and leaseback transactions;

•	make investments in or make loans or advances to persons that are not Restricted Subsidiaries, subject to customary carve out for certain permitted investments, loans and advances;

•	make certain cash distributions, provided that it may make distributions of available cash so long as no default under the credit agreement then exists or would result therefrom;

•	dispose of assets in excess of an annual threshold amount;

•

make certain amendments, modifications or supplements to organization documents, its risk management policy, other material indebtedness documents and material contracts or enter into certain restrictive agreements or make certain payments on subordinated indebtedness;

•	engage in business activities other than its business as described herein, incidental or related thereto or a reasonable extension of the foregoing;

•	enter into hedging agreements, subject to a customary carve out for agreements entered into in the ordinary course of business for non-speculative purposes;

•	make changes to its fiscal year or other significant changes to its accounting treatment and reporting practices;

•	engage in certain mergers or consolidations and transfers of assets; and

•	enter into transactions with affiliates unless the terms are not less favorable, taken as a whole, than would be obtained in an arms-length transaction, subject to customary exceptions.

As of December 31, 2011, Rose Rock was in compliance with the covenants.

The credit agreement also contains events of default customary for transactions of this nature, including the failure by SemGroup to directly or indirectly own a majority of the equity interests of the general partner of Rose Rock. Upon the occurrence and during the continuation of an event of default under the credit facility, the lenders may, among other things, terminate their revolving loan commitments, accelerate and declare the outstanding loans to be immediately due and payable and exercise remedies against Rose Rock and the collateral as may be available to the lenders under the credit facility and other loan documents.

SemLogistics Credit Facility

SemLogistics entered into a credit agreement in December 2010, which includes a £15 million term loan and a £15 million revolving credit facility (U.S. $23 million each, at December 31, 2011 exchange rates). The facility is secured by the assets of SemLogistics Milford Haven Limited. The proceeds from this new facility were used to retire SemLogistics’ previous credit facility.

At December 31, 2011, no cash borrowings were outstanding under the revolving facility and no letters of credit were utilized.

Interest is charged on both the term loan and the revolving loans (including letters of credit) at a floating rate, which is calculated as the LIBOR plus a margin that ranges from 1.75% to 2.5%, depending on whether SemLogistics meets certain financial ratios specified in the agreement. The interest rate in effect at December 31, 2011 was 2.84%, which was calculated as 1.75% plus the LIBOR rate of 1.09%. Interest on the term loan and revolving facility are payable quarterly. A commitment fee of 0.50% is charged on any unused commitments under the facility and is payable quarterly. SemLogistics also paid fees of $1.3 million upon inception of the facility, which were recorded to other noncurrent assets and are being amortized over the life of the facility.

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

The facility is secured by the assets of SemLogistics. The facility contains covenants, which, among other things, restrict the ability of SemLogistics to incur additional indebtedness, create liens on assets, make investments, restricted payments, loans or advances, dispose of assets, or change the nature of its business. The facility contains covenants that require SemLogistics to maintain certain financial ratios specified in the agreement. At December 31, 2011, SemLogistics was in compliance with the covenants.

SemLogistics used the proceeds from the term loan to retire its previous credit agreement, which it had entered into on November 30, 2009. The previous facility bore interest at a floating rate which was calculated as LIBOR plus 5.5% (or 6.0%, if a specified financial target was not met). In addition, SemLogistics paid $2.1 million of fees to the lender at the inception of the agreement.

SemLogistics recorded interest expense of $1.0 million for the year ended December 31, 2011, including amortization of debt issuance costs. SemLogistics recorded interest expense of $4.0 million for year ended December 31, 2010, including amortization of debt issuance costs. SemLogistics recorded the fair value of the interest swaps as a noncurrent liability of $0.4 million at December 31, 2011, with a corresponding adjustment to other comprehensive income (net of income taxes).

At December 31, 2011, the outstanding balance of the SemLogistics credit facility has been classified as a current liability as we have committed to the banks to terminate the credit facility by March 31, 2012. The interest rate swaps will be terminated with an expected loss on closure of £250,000 (U.S. $0.4 million at the December 31, 2011 exchange rate). At December 31, 2011, unamortized capitalized loan fees of $0.8 million were included in other assets, net on the consolidated balance sheet.

SemMexico Revolving Credit Facilities

During 2010, SemMexico entered into a credit agreement that allowed SemMexico to borrow up to 80 million Mexican pesos at any time through June 2011. Borrowings on this facility are required to be repaid with monthly payments through May 2013. At December 31, 2011, borrowings of $56.7 million pesos (U.S. $4.0 million) were outstanding on this facility. Borrowings are unsecured and bear interest at the bank prime rate in Mexico plus 1.5%. At December 31, 2011, the interest rate in effect was 6.31%, calculated as 1.5% plus the bank prime rate of 4.81%.

At December 31, 2011, SemMexico also has outstanding letters of credit of 210 million Mexican pesos (U.S. $15.0 million at the December 31, 2011 exchange rate). Fees are generally charged on outstanding letters of credit at a rate of 0.40% for 196 million Mexican pesos (U.S. $14.0 million) in letters of credit and 1% for 14 million Mexican pesos (U.S. $1.0 million) in letters of credit.

During 2011, SemMexico entered into an additional credit agreement that allows SemMexico to borrow up to 56 million Mexican pesos (U.S. $4.0 million at the December 31, 2011 exchange rate) at any time during the term of the facility, which matures in August 2012. Borrowings would be unsecured and would bear interest at the bank prime rate in Mexico plus 1.7%.

SemMexico recorded interest expense of $365,000 during the year ended December 31, 2011 related to these facilities.

SemCrude Pipeline, L.L.C. Term Loan Facility

On November 30, 2009, we entered into a $125 million SemCrude Pipeline, L.L.C. (“SemCrude Pipeline”) term loan facility (the “SCPL Term Loan Facility”). The proceeds were used to refinance SemCrude Pipeline’s pre-petition term loan and pay the associated closing costs. The SCPL Term Loan Facility was secured by SemCrude Pipeline’s equity interest in White Cliffs Pipeline, L.L.C. On September 29, 2010, approximately $107.3 million of the proceeds from the closing of the sale of ownership interests in the White Cliffs Pipeline, pursuant to the exercise of certain purchase options by two shippers that had entered into throughput agreements with us, was used to pay down all principal outstanding and accrued interest under the SCPL Term Loan Facility. No principal or accrued interest remains outstanding under the SCPL Term Loan Facility and the SCPL Term Loan Facility was retired on September 29, 2010.

Liquidity—Sources and Uses

Our primary sources of liquidity are cash flows generated from our operating activities and borrowing capacity under our credit facilities. Our primary liquidity requirements are working capital, debt service, contractual obligations and capital expenditures. The consolidated cash balance on December 31, 2011 was approximately $116 million, although approximately $40 million is considered restricted cash primarily for the settlement of pre-petition bankruptcy claims. Of the $116 million in consolidated cash, approximately $50 million was held in Canada and would be subject to tax if transferred to the United States. We expect to have adequate liquidity to fund our liquidity requirements over the foreseeable future from cash flows generated from operating activities and available borrowing capacity under our credit facilities.

The following table summarizes our changes in cash for the periods presented:

	Successor			Predecessor
(U.S. $ in thousands)	Year Ended December 31, 2011	Year Ended December 31, 2010	One Month Ended December 31, 2009	Eleven Months Ended November 30, 2009
Statement of cash flow data:
Cash flows provided by (used for):
Operating activities	$74,041	$122,567	$(3,193)	$(549,452)
Investing activities	36,922	121,243	(7,968)	5,017
Financing activities	(124,683)	(191,756)	(13,978)	6,339

Subtotal	(13,720)	52,054	(25,139)	(538,096)

Effect of exchange rate on cash and cash equivalents	(34)	(3,812)	(642)	444

Change in cash and cash equivalents	$(13,754)	$48,242	$(25,781)	$(537,652)

Operating Activities

For the year ended December 2011, we had positive cash flows from operations of $74 million. Net income of $2.8 million included non-cash expenses of $64.8 million. Of this amount, $51.2 million related to depreciation and amortization and an additional $30.3 million to the amortization and write down of debt issuance costs. These non-cash expenses were partially offset by $14.1 million in unrealized gains on derivative instruments. Changes in operating assets and liabilities increased cash flows by $6.4 million.

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

Investing Activities

For the year ended December 2011, we had positive cash flows of $36.9 million, primarily as a result of $93.1 million in proceeds from the sale certain SemStream assets to NGL Energy and $12.5 million in distributions from White Cliffs in excess of equity earnings. Cash inflows were partially offset by $66.0 million in capital expenditures.

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

Financing Activities

For the year ended December 2011, we had net outflows of $124.7 million, primarily as a result of $503.2 million of principal payments on debt and $12.5 million in debt issuance costs, offset in part by $264.0 million in borrowings and $127.1 million in proceeds received from the sale of limited partner interests in Rose Rock.

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

Capital Expenditures

The budget for capital expenditures in 2012 is $180.0 million, including $150 million for strategic projects, $26 million for maintenance projects and $4 million for environmental and regulatory projects.

Commitments

Contractual Obligations

In the ordinary course of business we enter into various contractual obligations for varying terms and amounts. The following table includes our non-cancelable contractual obligations as of December 31, 2011, and our best estimate of the period in which the obligation will be settled (in U.S. $ thousands):

	2012	2013	2014	2015	2016	Thereafter
Long-term debt (1)	$26,037	$1,189	$—	$—	$82,000	$—
Interest (1)	6,292	5,924	5,803	5,688	3,236
Capital leases	21	21	21	21	20	5
Operating leases	5,185	4,674	2,446	1,774	1,564	7,920
Purchase commitments	1,230,832	868,161	836,200	206,487	—	—
Payables to pre-petition creditors (2)	37,800	—	—	—	—	—

Total	$1,306,167	$879,969	$844,470	$213,970	$86,820	$7,925

(1)	Assumes interest rates, fee rates and letters of credit and loans outstanding are as of December 31, 2011, and remain constant thereafter until maturity except for required principal payments.
(2)	Of this amount, $37.5 million is held in a cash account which is restricted for this purpose. The remaining amount is associated with certain accounts receivable, and other current assets. Proceeds received from such assets will be remitted to pre-petition creditors.

In addition to the items in the table above, we have entered into various operational commitments and agreements related to pipeline operations and to the marketing, transportation, terminalling and storage of petroleum products. We have also entered into certain petroleum products derivative instruments, which have a net fair value of $0.2 million at December 31, 2011.

We had the right under our $300 million second lien term loan facility that we entered into pursuant to our plan of reorganization to defer certain interest payments. We elected to defer the interest payment that was due on June 30, 2010 for interest incurred during the seven-month period then ended. Because of this deferral, interest was charged at 11% during this period, instead of at 9%. We recorded an additional $3.5 million of interest expense in June 2010 to reflect the change in the interest rate upon making the decision to defer the interest payment. This term loan facility was replaced in June 2011, and the replacement term loan facilities were paid in full in December 2011.

Letters of Credit

In connection with our purchasing activities, we provide certain suppliers and transporters with irrevocable standby letters of credit to secure our obligation for the purchase of petroleum products. Our liabilities with respect to these purchase obligations are recorded as accounts payable on our balance sheet in the month the petroleum products are purchased. Generally, these letters of credit are issued for 70-day periods (with a maximum of 364-day periods) and are terminated upon completion of each transaction. At December 31, 2011 and December 31, 2010, we had outstanding letters of credit of approximately $52.1 million and $129.6 million, respectively.

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

Derivative Instruments

Instruments used in valuation techniques

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

Judgment about triggering effects

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

Income Taxes and Valuation Allowance for Deferred Tax Assets

As of December 31, 2011, we had a valuation allowance of $148.9 million on our deferred tax assets. Foreign tax credits of $77.3 million are the primary deferred tax asset. As of December 31, 2010, we had a valuation allowance of $162.2 million on our deferred tax assets. Foreign tax credits of $85.0 million are the primary deferred tax asset. In assessing the recognition of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the existence of sufficient taxable income of the appropriate character within the carryback and carryforward period available under the tax law. Sources of taxable income include future reversals of existing taxable temporary differences, future earnings and available tax planning strategies.

Considerable judgment is required to determine the tax treatment of a particular item that involves interpretations of complex tax laws. We are subject to examination by taxing authorities for income tax returns filed in the U.S. federal jurisdiction and various state and foreign jurisdictions including Canada, Mexico and the United Kingdom.

Evaluation of Assets for Impairment for Other Than Temporary Decline in Value

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

Commodity Price Risk

Commodity prices have historically been volatile and cyclical. For example, NYMEX WTI benchmark prices have ranged from an all-time high of over $145 per barrel (June/July 2008) to a low of approximately $12 per barrel (March 1986) over the last 25 years.

The table below outlines the range of NYMEX prompt month daily settle prices for crude oil and natural gas futures, and the range of daily propane spot prices provided by an independent, third-party broker for the years ended December 31, 2011, 2010 and 2009.

	Light Sweet Crude Oil Futures ($ per Barrel)	Mont Belvieu (Non-LDH) Spot Propane ($ per Gallon)	Henry Hub Natural Gas Futures ($ per MMBtu)
Year Ended December 31, 2011
High	$113.93	$1.63	$4.85
Low	$75.67	$1.30	$2.99

High/Low Differential	$38.26	$0.33	$1.86

Year Ended December 31, 2010
High	$91.51	$1.43	$6.01
Low	$68.01	$0.96	$3.29

High/Low Differential	$23.50	$0.47	$2.72

Year Ended December 31, 2009
High	$81.37	$1.31	$6.07
Low	$33.98	$0.60	$2.51

High/Low Differential	$47.39	$0.71	$3.56

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

Based on our open derivative contracts at December 31, 2011, a 5% increase in the applicable market price or prices for each derivative contract would result in a less than $0.5 million decrease in our crude oil sales revenues. A 5% decrease in the applicable market price or prices for each derivative contract would result in a less than $0.5 million increase in our crude oil sales revenues. However, the increases or decreases in crude oil sales revenues we recognize from our open derivative contracts are substantially offset by higher or lower crude oil sales revenues when the physical sale of the product occurs. These contracts may be for the purchase or sale of crude oil or in markets different from the physical markets in which we are attempting to hedge our exposure, or may have timing differences relative to the physical markets. As a result of these factors, our hedges may not eliminate all price risks.

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

Interest Rate Risk

We utilize both fixed and variable rate debt and are exposed to market risk due to the floating interest rates on our credit facilities. Therefore, from time-to-time we may utilize interest rate derivatives to manage interest obligations on specific debt issuances. Our variable rate debt bears interest at LIBOR or prime, subject to certain floors, plus the applicable margin. At December 31, 2011, an increase in these base rates of 1%, above the base rate floors, would increase our interest expense by $1.1 million per year.

The average interest rates presented below are based upon rates in effect at December 31, 2011 and December 31, 2010. The carrying value of the variable rate instruments in our credit facilities approximate fair value primarily because our rates fluctuate with prevailing market rates.

The following table summarizes our debt obligations:

Liabilities	December 31, 2011	December 31, 2010
Short-term debt—variable rate	$26.1 million	$0.0 million
Average interest rate	3.22%	—%

Long-term debt—variable rate	$83.3 million	$37.2 million
Average interest rate	3.37%	4.65%

Long-term debt—fixed rate	$0 million	$308.7 million
Fixed interest rate	0.00%	9.00%

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

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements of the Company required to be included in this Form 10-K appear immediately following the signature page to this Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2011, based on the evaluation of these controls and procedures required by Rule 13a-15(b) under the Exchange Act.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we

evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Our internal control over financial reporting as of December 31, 2011, has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report that is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2011, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item concerning our directors and corporate governance matters is incorporated by reference to the information in the sections entitled “PROPOSAL ONE – ELECTION OF DIRECTORS” and “CORPORATE GOVERNANCE,” respectively, of our Proxy Statement for the 2012 Annual Meeting of Stockholders (the “Proxy Statement”). The information required by this item with respect to the Section 16 ownership reports is incorporated by reference to the section entitled “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Proxy Statement. The information required by this item with respect to our executive officers is included in Part I of this Form 10-K under the section entitled “Executive Officers of the Registrant.” A copy of our Code of Business Conduct and Ethics is posted on our website at www.semgroupcorp.com.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements. The consolidated financial statements of the Company included in this Form 10-K are listed on page F-1, which follows the signature page to this Form 10-K.

(2)	Financial Statement Schedules. All financial statement schedules are omitted as inapplicable or because the required information is contained in the financial statements or the notes thereto.

The financial statements of White Cliffs Pipeline, L.L.C., our equity method investee, are included in this filing as Exhibit 99.1 pursuant to Rule 3-09 of Regulation S-X.

(3)	Exhibits. The following documents are included as exhibits to this Form 10-K. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

Exhibit Number	Description

2.1	Fourth Amended Joint Plan of Affiliated Debtors filed with the United States Bankruptcy Court for the District of Delaware on October 27, 2009 (filed as Exhibit 2.1 to our registration statement on Form 10, File No. 001-34736 (the “Form 10”)).

2.2	Contribution Agreement dated August 31, 2011, among SemStream, L.P., a wholly-owned subsidiary of SemGroup Corporation, NGL Supply Terminal Company LLC, NGL Energy Partners LP and NGL Energy Holdings LLC (filed as Exhibit 2.1 to our current report on Form 8-K dated November 1, 2011, filed November 4, 2011).

2.3	Second Amended and Restated Limited Liability Company Agreement of NGL Energy Holdings LLC (filed as Exhibit 2.2 to our current report on Form 8-K dated November 1, 2011, filed November 4, 2011).

2.4	First Amended and Restated Registration Rights Agreement dated October 3, 2011, among NGL Energy Partners LP, Hicks Oil & Hicksgas, Incorporated, NGL Holdings, Inc., Krim2010, LLC, Infrastructure Capital Management, LLC, Atkinson Investors, LLC, Stanley A. Bugh, Robert R. Foster, Brian K. Pauling, Stanley D. Perry, Stephen D. Tuttle, Craig S. Jones, Daniel Post, Mark McGinty, Sharra Straight, David Eastin, AO Energy, Inc., E. Osterman, Inc., E. Osterman Gas Service, Inc., E. Osterman Propane, Inc., Milford Propane, Inc., Osterman Propane, Inc., Propane Gas, Inc., and Saveway Propane Gas Service, Inc. (filed as Exhibit 2.3 to our current report on Form 8-K dated November 1, 2011, filed November 4, 2011).

2.5	Amendment No. 1 and Joinder to First Amended and Restated Registration Rights Agreement dated November 1, 2011, between NGL Energy Holdings LLC and SemStream, L.P. (filed as Exhibit 2.4 to our current report on Form 8-K dated November 1, 2011, filed November 4, 2011).

3.1	Amended and Restated Certificate of Incorporation, dated as of November 30, 2009, of SemGroup Corporation (filed as Exhibit 3.1 to the Form 10).

3.2	Amended and Restated Bylaws, dated as of October 28, 2011, of SemGroup Corporation (filed as Exhibit 3.1 to our current report on Form 8-K dated October 28, 2011, filed October 28, 2011).

4.1	Form of stock certificate for our Class A Common Stock, par value $0.01 per share (filed as Exhibit 4.1 to the Form 10).

4.2	Form of stock certificate for our Class B Common Stock, par value $0.01 per share (filed as Exhibit 4.2 to the Form 10).

4.3	Warrant Agreement dated as of November 30, 2009, by and between SemGroup Corporation and Mellon Investor Services, LLC (filed as Exhibit 4.3 to the Form 10).

Exhibit Number	Description

4.4	Form of warrant certificate (filed as Exhibit 4.4 to the Form 10).

4.5	Rights Agreement, dated as of October 28, 2011, between SemGroup Corporation and Mellon Investor Services LLC (filed as Exhibit 4.1 to our current report on Form 8-K dated October 28, 2011, filed October 28, 2011).

10.1	Credit Agreement (the “Credit Facility”) dated as of June 17, 2011, among SemGroup Corporation, as borrower, the lenders parties thereto from time to time, and The Royal Bank of Scotland PLC, as Administrative Agent and Collateral Agent (filed as Exhibit 10 to our current report on Form 8-K dated June 17, 2011, filed June 21, 2011).

10.2	Second Amendment to the Credit Facility, dated as of September 19, 2011 (filed as Exhibit 10 to our current report on Form 8-K dated September 19, 2011, filed September 23, 2011).

10.3*	SemGroup Corporation Board of Directors Compensation Plan (filed as Exhibit 10.6 to the Form 10).

10.4*	SemGroup Corporation Nonexecutive Directors’ Compensation Deferral Program (filed as Exhibit 10.7 to the Form 10).

10.5*	SemGroup Corporation Equity Incentive Plan (filed as Exhibit 10.8 to the Form 10).

10.6*	SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for Directors (filed as Exhibit 10.9 to the Form 10).

10.7*	Amendment No. 1 to SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for Directors (filed as Exhibit 10.15 to the Form 10).

10.8*	SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for executive officers and employees in the United States (filed as Exhibit 10.10 to the Form 10).

10.9*	Amendment No. 1 to SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for executive officers and employees in the United States (filed as Exhibit 10.16 to the Form 10).

10.10*	Amendment No. 2 to SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for executive officers and employees in the United States.

10.11*	Employment Agreement dated as of November 30, 2009, by and among SemManagement, L.L.C., SemGroup Corporation and Norman J. Szydlowski (filed as Exhibit 10.11 to the Form 10).

10.12*	Letter Amendment dated March 18, 2010, by and among SemManagement, L.L.C., SemGroup Corporation and Norman J. Szydlowski, amending the Employment Agreement dated as of November 30, 2009 (filed as Exhibit 10.12 to the Form 10).

10.13*	Form of Severance Agreement between SemGroup Corporation and each of its executive officers other than Norman J. Szydlowski and David B. Gorte (filed as Exhibit 10.13 to the Form 10).

10.14*	Form of Amendment to Severance Agreement between SemGroup Corporation and certain of its executive officers.

10.15*	SemGroup Corporation Equity Incentive Plan Form of Retention Award Agreement for certain executive officers (filed as Exhibit 10.14 to the Form 10).

10.16*	SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for Directors for awards granted on or after August 31, 2010 (filed as Exhibit 10.17 to the Form 10).

10.17*	SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for executive officers and employees in the United States for awards granted on or after August 31, 2010 (filed as Exhibit 10.18 to the Form 10).

Exhibit Number	Description

10.18*	Form of 2011 Performance Share Unit Award Agreement under the SemGroup Corporation Equity Incentive Plan for executive officers (filed as Exhibit 10.1 to our current report on Form 8-K dated January 24, 2011, filed January 24, 2011).

10.19*	Form of Restricted Stock Award Agreement under the SemGroup Corporation Equity Incentive Plan for executive officers and employees in the United States during 2011 (filed as Exhibit 10.2 to our current report on Form 8-K dated January 24, 2011, filed January 24, 2011).

10.20*	Form of 2012 Performance Share Unit Award Agreement under the SemGroup Corporation Equity Incentive Plan for executive officers.

10.21*	Form of Restricted Stock Award Agreement under the SemGroup Corporation Equity Incentive Plan for executive officers and employees in the United States for awards granted on or after January 1, 2012.

10.22*	SemGroup Corporation Short-Term Incentive Program (filed as Exhibit 10.1 to our current report on Form 8-K dated February 24, 2011, filed March 2, 2011).

10.23*	Consulting Services Agreement, effective as of February 2, 2012, by and between SemGroup Corporation and David B. Gorte.

10.24	Credit Agreement dated November 10, 2011, among Rose Rock Midstream, L.P., as borrower, The Royal Bank of Scotland PLC, as administrative agent and collateral agent, the other agents party thereto and the lenders and issuing banks party thereto (filed as Exhibit 10.1 to Rose Rock Midstream, L.P.’s registration statement on Form S-1, File No. 333-176260).

10.25	Second Amended and Restated Agreement of Limited Partnership of Rose Rock Midstream, L.P. (filed as Exhibit 3.1 to Rose Rock Midstream, L.P.’s current report on Form 8-K dated December 14, 2011, filed December 20, 2011).

10.26	First Amended and Restated Limited Liability Company Agreement of Rose Rock Midstream GP, LLC (filed as Exhibit 3.2 to Rose Rock Midstream, L.P.’s current report on Form 8-K dated December 14, 2011, filed December 20, 2011).

10.27*	Rose Rock Midstream Equity Incentive Plan (filed as Exhibit 10.1 to Rose Rock Midstream, L.P.’s current report on Form 8-K dated December 8, 2011, filed December 14, 2011).

10.28*	Form of Restricted Unit Award Agreement (Employees) under the Rose Rock Midstream Equity Incentive Plan (filed as Exhibit 10.3.1 to Rose Rock Midstream, L.P.’s annual report on Form 10-K for the fiscal year ended December 31, 2011, filed February 29, 2012).

21	Subsidiaries of SemGroup Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Norman J. Szydlowski, Chief Executive Officer.

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.

32.1	Section 1350 Certification of Norman J. Szydlowski, Chief Executive Officer.

32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.

99.1	White Cliffs Pipeline, L.L.C. financial statements presented pursuant to Rule 3-09 of Regulation S-X.

101**	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2011 and 2010, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2011 and 2010, the month ended December 31, 2009 (Successor) and the eleven months ended November 30, 2009 (Predecessor), (iii) the Consolidated Statements of Changes in Owners’ Equity (Deficit) for the years ended December 31, 2011 and 2010, the month ended December 31, 2009 (Successor) and the eleven months ended November 30, 2009 (Predecessor), (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010, the month ended December 31, 2009 (Successor) and the eleven months ended November 30, 2009 (Predecessor), and (v) the Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement
**	To be filed by Amendment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMGROUP CORPORATION
Date: February 29, 2012
By: /s/ Robert N. Fitzgerald
Robert N. Fitzgerald
Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Norman J. Szydlowski Norman J. Szydlowski	President, Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2012

/s/ Robert N. Fitzgerald Robert N. Fitzgerald	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 29, 2012

/s/ Paul F. Largess Paul F. Largess	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 29, 2012

/s/ John F. Chlebowski John F. Chlebowski	Chairman of the Board and Director	February 29, 2012

/s/ Ronald A. Ballschmiede Ronald A. Ballschmiede	Director	February 29, 2012

/s/ Sarah M. Barpoulis Sarah M. Barpoulis	Director	February 29, 2012

/s/ Karl F. Kurz Karl F. Kurz	Director	February 29, 2012

/s/ James H. Lytal James H. Lytal	Director	February 29, 2012

/s/ Thomas R. McDaniel Thomas R. McDaniel	Director	February 29, 2012

Index to Financial Statements

Page
SemGroup Corporation and SemGroup, L.P.
Reports of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2011 and 2010 (Successor)	F-3

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2011 and 2010, the month ended December 31, 2009 (Successor) and the eleven months ended November 30, 2009 (Predecessor)

F-4

Consolidated Statements of Changes in Owners’ Equity (Deficit) for the years ended December  31, 2011 and 2010, the month ended December 31, 2009 (Successor) and the eleven months ended November 30, 2009 (Predecessor)

F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010, the month ended December 31, 2009 (Successor) and the eleven months ended November 30, 2009 (Predecessor)	F-6
Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

SemGroup Corporation

Tulsa, Oklahoma

We have audited the accompanying consolidated balance sheets of SemGroup Corporation (formerly SemGroup, L.P.) (the “Company”) as of December 31, 2011, and 2010 (Successor) and the related consolidated statements of operations and comprehensive income (loss), owners’ equity (deficit), and cash flows for the years ended December 31, 2011 and 2010 and for the one month ended December 31, 2009 (Successor), and for the eleven months ended November 30, 2009 (Predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SemGroup Corporation (formerly SemGroup, L.P.) at December 31, 2011 and 2010 (Successor), and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010 and for the one month ended December 31, 2009 (Successor) and for the eleven months ended November 30, 2009 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective November 30, 2009, the Company emerged from bankruptcy and applied fresh-start accounting. As a result, the statements of consolidated operations and cash flows for the years ended December 31, 2011 and 2010 and for the one month ended December 31, 2009, are presented on a different basis than for the periods before fresh-start and, therefore, are not comparable.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SemGroup Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 29, 2012, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP
Dallas, Texas
February 29, 2012

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

SemGroup Corporation

Tulsa, Oklahoma

We have audited SemGroup Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SemGroup Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, SemGroup Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SemGroup Corporation (formerly SemGroup, L.P.) as of December 31, 2011 and 2010 (Successor), and the related consolidated statements of operations and comprehensive income (loss), owners’ equity (deficit), and cash flows for the years ended December 31, 2011 and 2010 and for the one month ended December 31, 2009 (Successor) and for the eleven months ended November 30, 2009 (Predecessor) and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP
Dallas, Texas
February 29, 2012

SEMGROUP CORPORATION

Consolidated Balance Sheets

(Dollars in thousands)

	Successor
	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$76,405	$90,159
Restricted cash	39,543	65,455
Accounts receivable (net of allowance of $3,687 and $11,178 at December 31, 2011 and 2010, respectively)	212,479	238,026
Receivable from affiliates	6,408	337
Inventories	33,061	129,846
Other current assets	21,839	39,268

Total current assets	389,735	563,091

Property, plant and equipment (net of accumulated depreciation of $84,880 and $45,491 at December 31, 2011 and 2010, respectively)	743,235	781,815
Equity method investments	327,243	152,020
Goodwill	9,453	107,823
Other intangible assets (net of accumulated amortization of $4,336 and $6,677 at December 31, 2011 and 2010, respectively)	8,950	32,264
Other assets, net	12,565	30,175

Total assets	$1,491,181	$1,667,188

LIABILITIES AND OWNERS’ EQUITY

Current liabilities:
Accounts payable	$145,236	$153,528
Payable to affiliates	6,871	257
Accrued liabilities	55,489	63,355
Payables to pre-petition creditors	37,800	74,817
Deferred revenue	23,031	12,604
Other current liabilities	2,026	16,223
Current portion of long-term debt	26,058	12

Total current liabilities	296,511	320,796

Liabilities subject to compromise

Long-term debt	83,277	348,431
Deferred income taxes	73,784	85,139
Other noncurrent liabilities	58,944	57,754

Commitments and contingencies (Note 18)

SemGroup Corporation owners’ equity:
Common stock (Note 19)	418	415
Additional paid-in capital	1,032,365	1,023,727
Accumulated deficit	(167,812)	(170,189)
Accumulated other comprehensive income (loss)	(13, 875)	1,115

Total SemGroup Corporation owners’ equity	851,096	855,068

Noncontrolling interests in consolidated subsidiaries	127,569	—

Total owners’ equity	978,665	855,068

Total liabilities and owners’ equity	$1,491,181	$1,667,188

The accompanying notes are an integral part of these financial statements.

SEMGROUP CORPORATION

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Dollars in thousands, except per share amounts)

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Month Ended December 31, 2009	Eleven Months Ended November 30, 2009
Revenues:
Product	$1,250,784	$1,354,765	$132,005	$800,265
Service	124,129	181,913	17,131	99,134
Other	104,597	93,656	8,192	1,836

Total revenues	1,479,510	1,630,334	157,328	901,235

Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	1,154,175	1,265,932	140,036	744,173
Operating	157,013	153,440	16,765	47,307
General and administrative	77,015	87,237	8,012	44,248
Depreciation and amortization	51,189	70,882	8,791	38,974
Loss on disposal or impairment of long-lived assets, net	9,497	105,050	23,119	13,625

Total expenses	1,448,889	1,682,541	196,723	888,327

Earnings from equity method investments	15,004	1,949	—	—

Operating income (loss)	45,625	(50,258)	(39,395)	12,908

Other expenses (income):
Interest expense (excluding compromised interest of $220,953 for the eleven months ended November 30, 2009)	60,208	86,133	7,169	12,041
Foreign currency transaction loss (gain)	(3,450)	2,899	(678)	(3,950)
Other expense (income), net	(11,539)	1,439	(545)	(4,742)

Total other expenses, net	45,219	90,471	5,946	3,349

Income (loss) from continuing operations before reorganization items and income taxes	406	(140,729)	(45,341)	9,559
Reorganization items gain	—	—	—	3,532,443

Income (loss) from continuing operations before income taxes	406	(140,729)	(45,341)	3,542,002
Income tax expense (benefit)	(2,416)	(6,223)	(7,209)	6,310

Income (loss) from continuing operations	2,822	(134,506)	(38,132)	3,535,692
Income (loss) from discontinued operations, net of income taxes	(10)	2,434	215	(141,613)

Net income (loss)	2,812	(132,072)	(37,917)	3,394,079
Less: net income (loss) attributable to noncontrolling interests	435	225	(25)	(505)

Net income (loss) attributable to SemGroup	$2,377	$(132,297)	$(37,892)	$3,394,584

Net income (loss)	$2,812	$(132,072)	$(37,917)	$3,394,079
Other comprehensive income (loss):
Currency translation adjustments	(13,075)	6,475	(4,180)	28,109
Other, net of income tax	(1,915)	(2,026)	846	—

Total other comprehensive income (loss)	(14,990)	4,449	(3,334)	28,109

Comprehensive income (loss)	(12,178)	(127,623)	(41,251)	3,422,188
Less: comprehensive income (loss) attributable to noncontrolling interests	435	225	(25)	(505)

Comprehensive income (loss) attributable to SemGroup	$(12,613)	$(127,848)	$(41,226)	$3,422,693

Net income (loss) per common share (Note 20):
Basic	$0.06	$(3.20)	$(0.92)	—
Diluted	$(0.06)	$(3.20)	$(0.92)	—

The accompanying notes are an integral part of these consolidated financial statements.

SEMGROUP CORPORATION

Consolidated Statements of Changes in Owners’ Equity (Deficit)

(Dollars in thousands)

	Partners’ Capital	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Owners’ Equity (Deficit)
Balance at December 31, 2008 (Predecessor)	$(3,382,622)	$—	$—	$—	$(40,071)	$2,212	$(3,420,481)
Net loss, prior to implementation of Plan of Reorganization	(214,616)	—	—	—	—	(201)	(214,817)
Other comprehensive income	—	—	—	—	28,109	—	28,109
Distributions	—	—	—	—	—	(86)	(86)

Balances prior to implementation of Plan of Reorganization	(3,597,238)	—	—	—	(11,962)	1,925	(3,607,275)
Cancellation of Predecessor equity, extinguishment of debt, and fresh-start reporting	3,597,238	—	—	—	11,962	(304)	3,608,896
Issuance of Successor equity	—	414	1,017,264	—	—	—	1,017,678

Balance at November 30, 2009 (Successor)	—	414	1,017,264	—	—	1,621	1,019,299
Net loss	—	—	—	(37,892)	—	(25)	(37,917)
Other comprehensive loss	—	—	—	—	(3,334)	—	(3,334)
Distributions	—	—	—	—	—	(25)	(25)
Share-based compensation expense	—	—	234	—	—	—	234

Balance at December 31, 2009 (Successor)	—	414	1,017,498	(37,892)	(3,334)	1,571	978,257
Net income (loss)	—	—	—	(132,297)	—	225	(132,072)
Other comprehensive income	—	—	—	—	4,449	—	4,449
Distributions	—	—	—	—	—	(277)	(277)
Share-based compensation expense	—	—	6,230	—	—	—	6,230
Issuance of common stock under compensation plans	—	1	(1)	—	—	—	—
Deconsolidation of White Cliffs	—	—	—	—	—	(1,371)	(1,371)
Other	—	—	—	—	—	(148)	(148)

Balance at December 31, 2010 (Successor)	—	415	1,023,727	(170,189)	1,115	—	855,068
Net income	—	—	—	2,377	—	435	2,812
Other comprehensive loss	—	—	—	—	(14,990)	—	(14,990)
Share-based compensation expense	—	—	8,641	—	—	—	8,641
Issuance of stock under compensation plans	—	3	(3)	—	—	—	—
Net proceeds from public offering of Rose Rock Midstream, L.P. interests	—	—	—	—	—	127,134	127,134

Balance at December 31, 2011 (Successor)	$—	$418	$1,032,365	$(167,812)	$(13,875)	$127,569	$978,665

The accompanying notes are an integral part of these financial statements.

SEMGROUP CORPORATION

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Month Ended December 31, 2009	Eleven Months Ended November 30, 2009
Cash flows from operating activities:
Net income (loss)	$2,812	$(132,072)	$(37,917)	$3,394,079
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net unrealized (gain) loss related to derivative instruments	(14,114)	(13,339)	7,113	24,118
Depreciation and amortization	51,189	70,882	8,792	45,022
Loss on disposal or impairment of long-lived assets, net	9,497	105,050	23,119	13,493
Amortization and write down of debt issuance costs	30,338	23,601	1,028	1,618
Non-cash reorganization items	—	—	—	(4,266,588)
Deferred tax benefit	(9,847)	(13,719)	(5,692)	(1,350)
Non-cash compensation expense	8,641	6,230	234	—
Provision for uncollectible accounts receivable, net of recoveries	(7,421)	10,613	—	16,648
Currency (gain) loss	(3,450)	2,901	(68)	(6,445)
Changes in operating assets and liabilities (Note 24)	6,396	62,420	198	229,953

Net cash provided by (used in) operating activities	74,041	122,567	(3,193)	(549,452)

Cash flows from investing activities:
Capital expenditures	(65,995)	(48,468)	(7,700)	(90,382)
Proceeds from sale of long-lived assets	1,125	24,497	—	75,486
Investments in non-consolidated subsidiaries	(3,717)	(867)	—	—
Proceeds from sale of non-consolidated affiliate	—	140,765	—	3,901
Proceeds from the sale of SemStream assets	93,054	—	—	—
Distributions from White Cliffs in excess of equity in earnings	12,455	3,819	—	—
Reconsolidation (deconsolidation) of subsidiaries (Note 5)	—	(5,519)	—	17,541
Proceeds from surrender of life insurance	—	7,016	—	—
Other	—	—	(268)	(1,529)

Net cash provided by (used in) investing activities	36,922	121,243	(7,968)	5,017

Cash flows from financing activities:
Debt issuance costs	(12,533)	(1,958)	—	(6,228)
Borrowings on debt and other obligations	263,905	159,213	—	114,529
Principal payments on debt and other obligations	(503,189)	(348,734)	(13,953)	(101,876)
Net proceeds from sale of limited partner interests in Rose Rock Midstream, L.P.	127,134	—	—	—
Distributions	—	(277)	(25)	(86)

Net cash provided by (used in) financing activities	(124,683)	(191,756)	(13,978)	6,339

Effect of exchange rate changes on cash and cash equivalents	(34)	(3,812)	(642)	444
Net increase (decrease) in cash and cash equivalents	(13,754)	48,242	(25,781)	(537,652)
Cash and cash equivalents at beginning of period	90,159	41,917	67,698	605,350

Cash and cash equivalents at end of period	$76,405	$90,159	$41,917	$67,698

The accompanying notes are an integral part of these financial statements.

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

1.	OVERVIEW

SemGroup Corporation is a Delaware corporation headquartered in Tulsa, Oklahoma that provides diversified services for end-users and consumers of crude oil, natural gas, natural gas liquids, refined products and asphalt. SemGroup Corporation began operations on November 30, 2009, as the successor entity of SemGroup, L.P., which was an Oklahoma limited partnership.

On July 22, 2008 (the “Petition Date”), SemGroup, L.P. and certain subsidiaries filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Also on July 22, 2008, SemGroup, L.P.’s Canadian subsidiaries filed applications for creditor protection in Canada under the Companies’ Creditors Arrangement Act (the “CCAA”). Later during 2008, certain other U.S. subsidiaries filed petitions for reorganization. While in bankruptcy, SemGroup, L.P. filed a Plan of Reorganization with the court, which was confirmed on October 28, 2009. The Plan of Reorganization determined, among other things, how pre-Petition Date obligations would be settled, the equity structure of the reorganized company upon emergence, and the financing arrangements upon emergence. SemGroup Corporation emerged from bankruptcy on November 30, 2009 (the “Emergence Date”).

The accompanying consolidated financial statements include the activities of SemGroup Corporation (the “Successor”) from November 30, 2009 through December 31, 2011, and the activities of SemGroup, L.P. (the “Predecessor”) from January 1, 2009 through November 30, 2009. The terms “we,” “our,” “us,” “the Company” and similar language used in these notes to consolidated financial statements refer to SemGroup Corporation, SemGroup, L.P. and their subsidiaries. As described in Note 3, we applied fresh-start reporting on the Emergence Date. As a result, the financial statements of the Successor are not comparable to the financial statements of the Predecessor.

Our reportable segments include the following:

•

We previously referred to our crude business as SemCrude, but following the contribution of SemCrude, L.P. to Rose Rock, we have decided to refer to this reportable business as “Crude”. Crude conducts crude oil transportation, storage, terminalling, gathering, blending, and marketing operations in the United States. Crude’s assets include

•

a 2% general partner interest and a 57.0% limited partner interest in Rose Rock Midstream, L.P. (“Rose Rock”), which owns an approximate 640-mile crude oil pipeline network in Kansas and Oklahoma, a crude oil gathering, storage and marketing business in the Bakken Shale in North Dakota and Montana and a crude oil storage facility in Cushing, Oklahoma with a capacity of 5.0 million barrels; and

•

a 51% ownership interest in White Cliffs Pipeline, L.L.C., (“White Cliffs”) which owns a 527-mile pipeline that transports crude oil from Platteville, Colorado to Cushing, Oklahoma (“White Cliffs Pipeline”).

•

SemStream, which owns 8,932,031 common units representing 32.2% of the total limited partner interests, as of December 31, 2011, in NGL Energy Partners LP (“NGL Energy”), which markets, transports and stores natural gas liquids in the United States, and a 7.5% interest in the general partner of NGL Energy. SemStream also owns and operates a residential propane supply business in Page and Payson, Arizona.

•

SemCAMS, which provides natural gas gathering and processing services in Alberta, Canada. SemCAMS owns working interests in, and operates, four natural gas processing plants and a network of 600 miles of natural gas gathering and transportation pipelines.

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

1.	OVERVIEW, Continued

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

We disposed of numerous assets while in bankruptcy, including (Notes 6 and 7):

•	SemFuel, a refined products marketing and storage business in the United States;

•	SemMaterials, an asphalt processing, storage, and marketing business in the United States;

•	SemEuro Supply, a refined products marketing business in Europe;

•	SemCanada Energy, a natural gas marketing business in Canada;

•	SemGroup Energy Partners, L.P. (“SemGroup Energy Partners” or “SGLP”), a crude oil and asphalt storage business in the United States (currently known as Blueknight Energy Partners, L.P.); and

•	certain other businesses, none of which were significant to these consolidated financial statements.

2.	CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

Consolidated subsidiaries

Our consolidated financial statements include the accounts of our controlled subsidiaries, including Rose Rock Midstream, L.P. All significant transactions between our consolidated subsidiaries have been eliminated. Outside ownership interests in consolidated subsidiaries are reported as non-controlling interests in the consolidated financial statements.

Proportionally consolidated assets

Our SemCAMS segment owns undivided interests in certain natural gas gathering and processing assets, for which we record only our proportionate share of the assets on the consolidated balance sheets. The net book value of the property, plant and equipment recorded by us associated with these undivided interests is approximately $167.4 million at December 31, 2011. We serve as operator of these facilities and incur the costs of operating the facilities (recorded as operating expenses in the consolidated statements of operations) and charge the other owners for their proportionate share of the costs (recorded as other revenue in the consolidated statements of operations).

Equity method investments

At the end of September 2010, we sold a portion of our ownership interests in White Cliffs to two unaffiliated parties, which reduced our ownership interest in White Cliffs from approximately 99% to 51%.

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

2.	CONSOLIDATION AND BASIS OF PRESENTATION, Continued

Upon closing of this sale, the other owners received substantive rights to participate in the management of White Cliffs. Because of this, we deconsolidated White Cliffs at the end of September 2010, and began accounting for it under the equity method.

On November 1, 2011, we contributed the long-lived assets and certain working capital of our SemStream segment to NGL Energy in return for limited partner interests in NGL Energy, an interest in the general partner of NGL Energy, and cash for working capital. We hold two seats on the board of directors of the general partner of NGL Energy, and we account for our investment in NGL Energy and its general partner under the equity method.

Cost method investments

We lost control of several of our subsidiaries as a direct or indirect result of the bankruptcy petitions, including all Canadian subsidiaries, SemGroup Holdings, L.P. (which held our ownership interests in SemGroup Energy Partners), and Wyckoff Gas Storage Company, L.L.C. These subsidiaries were de-consolidated during 2008 and subsequently accounted for as cost method investments. We regained control of SemCAMS and SemCanada Crude on the Emergence Date, and consolidated these subsidiaries again beginning on that date.

Discontinued operations

As part of the process of reorganizing to emerge from bankruptcy, we disposed of certain of our operations. As described in Note 7, SemFuel, SemMaterials, and SemEuro Supply met the criteria to be classified as discontinued operations in the consolidated financial statements.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Our significant estimates include, but are not limited to: (1) allowances for doubtful accounts receivable; (2) estimated useful lives of assets, which impact depreciation; (3) estimated fair values of long-lived assets recorded in fresh-start reporting; (4) estimated fair values of long-lived assets used in impairment tests; (5) fair values of derivative instruments; and (6) accrual and disclosure of contingent losses. Although management believes these estimates are reasonable, actual results could differ materially from these estimates.

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

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

RESTRICTED CASH—As described in Note 8, our Plan of Reorganization specified the total amount of consideration we would provide to all pre-petition creditors in settlement of their claims. At December 31, 2011, we had not yet completed the process of disbursing funds to settle pre-petition claims, as we had not yet completed the process of resolving all of the claims. The restricted cash balance at December 31, 2011 includes $37.5 million of cash that is restricted for this purpose. The December 31, 2011 restricted cash balance also includes $2.0 million of cash that is restricted for other purposes.

ACCOUNTS RECEIVABLE—Accounts receivable are reported net of the allowance for doubtful accounts. Our assessment of the allowance for doubtful accounts is based on several factors, including the overall creditworthiness of our customers, existing economic conditions, and the amount and age of past due accounts. We enter into netting arrangements with certain counterparties to help mitigate credit risk. Receivables subject to netting are presented as gross receivables (with the related accounts payable also presented gross) until such time as the balances are settled. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are written off against the allowance for doubtful accounts only after all collection attempts have been exhausted.

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

PROPERTY, PLANT AND EQUIPMENT—Property, plant and equipment is recorded at cost (although, as described above, property, plant and equipment was adjusted to fair value at November 30, 2009 upon adoption of fresh-start reporting). We capitalize costs that extend or increase the future economic benefits of property, plant and equipment, and expense maintenance costs that do not. When assets are disposed of, their cost and related accumulated depreciation are removed from the balance sheet, and any resulting gain or loss is recorded as a gain or loss on disposal or impairment of long-lived assets in the consolidated statements of operations.

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

GOODWILL—We test goodwill for impairment on an annual basis, or more often if circumstances warrant, by estimating the fair value of the asset group to which the goodwill relates and comparing this fair value to the net book value of the asset group. If fair value is less than net book value, we estimate the implied fair value of goodwill, reduce the book value of the goodwill to the implied fair value, and record a corresponding impairment loss. Prior to the Emergence Date, SemGroup L.P.’s policy was to test goodwill for impairment on December 31 of each year. Subsequent to the Emergence Date, SemGroup Corporation’s policy is to test goodwill for impairment on October 1 of each year. See Note 6 for discussion of goodwill impairment.

During September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Testing Goodwill for Impairment”. This ASU is designed to simplify how entities test goodwill for impairment. Under the new standard, an entity may first assess qualitative factors to determine whether it is more likely than not that the fair value of an asset group is less than the carrying amount, for the purpose of determining whether it is necessary to estimate the fair value of the asset group to which the goodwill relates. We plan to adopt this new standard in 2012.

EQUITY METHOD INVESTMENTS—We account for an investment under the equity method when we have significant influence over, but not control of, the significant operating decisions of the investee. Under the equity method, we record in the consolidated statements of operations our share of the earnings or losses of the investee, with a corresponding adjustment to the investment balance on our consolidated balance sheet. When we receive a distribution from an equity method investee, we record a corresponding reduction to the investment balance.

For equity method investments for which we do not expect earnings information to be consistently available to record earnings in the quarter in which they are generated, our policy is to record equity earnings on a one-quarter lag. This does not have a material impact on our financial statements.

DEBT ISSUANCE COSTS—Costs incurred in connection with the issuance of long-term debt are reported as other noncurrent assets and are amortized to interest expense using the straight-line method over the term of the related debt. Use of the straight-line method of amortization does not differ materially from the “effective interest” method.

COMMODITY DERIVATIVE INSTRUMENTS—We generally record the fair value of commodity derivative instruments on the consolidated balance sheets and the change in fair value as an increase or decrease to product revenue.

As shown in Note 15, the fair value of commodity derivatives at December 31, 2011 and 2010 are recorded to other current assets or other current liabilities on the consolidated balance sheets. Related margin deposits are recorded to other current assets or other current liabilities on the consolidated balance sheets. Margin deposits are not generally netted against derivative assets or liabilities.

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

We have elected “normal purchase” and “normal sale” treatment for certain commitments to purchase or sell petroleum products at future dates. This election is only available when a transaction that would ordinarily meet the definition of a derivative but instead is expected to result in physical delivery of product over a reasonable period in the normal course of business and is not expected to be net settled. Agreements accounted for under this election are not recorded at fair value; instead, the transaction is recorded when the product is delivered.

PAYABLES TO PRE-PETITION CREDITORS—As described in Note 8, our Plan of Reorganization specified the total amount of consideration we would provide to all pre-petition creditors in settlement of their claims. At December 31, 2011, we had not yet completed the process of disbursing funds to settle pre-petition claims, as we had not yet completed the process of resolving all of the claims. We recorded a liability of $38.7 million at December 31, 2011 associated with these obligations, $0.9 million of which is associated with discontinued operations and is reported within other current liabilities. Of this amount, $37.5 million is held in cash accounts which are restricted for this purpose. The remaining amount is associated with certain accounts receivable and other current assets. Any proceeds received from these assets will be remitted to pre-petition creditors.

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

DISCONTINUED OPERATIONS—SemMaterials, SemFuel, and SemEuro Supply are presented as discontinued operations in the consolidated financial statements. We classify a component of our business as a discontinued operation when we commit to a plan to sell the component and believe it is probable that a sale will be completed within one year. A component that is disposed of in a manner other than by sale is classified as discontinued when the component is actually disposed. Investments accounted for under the equity method, or the cost method, do not qualify for treatment as discontinued operations. A component that is disposed of may not qualify for treatment as a discontinued operation if we have significant continuing involvement in the operations of the component after the disposal.

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

REVENUE RECOGNITION—Sales of product, as well as gathering and marketing revenues, are recognized at the time title to the product transfers to the purchaser, which typically occurs upon receipt of the product by the purchaser. Terminal and storage revenues are recognized at the time the service is

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

performed. Revenue for the transportation of product is recognized upon delivery of the product to its destination. Certain revenue transactions are reported on a net basis, including derivative instruments considered held for trading purposes and certain buy/sell transactions (see “Purchases and Sales of Inventory with the Same Counterparty”). Taxes collected from customers and remitted to governmental authorities are recorded on a net basis (excluded from revenue).

COSTS OF PRODUCTS SOLD—Costs of products sold consists of the cost to purchase the product, the cost to transport the product to the point of sale, and the cost to store the product until it is sold.

PURCHASES AND SALES OF INVENTORY WITH THE SAME COUNTERPARTY—We routinely enter into transactions to purchase inventory from, and sell inventory to, the same counterparty. Such transactions that are entered into in contemplation of one another are recorded on a net basis.

INTEREST EXPENSE DURING REORGANIZATION—While we were in bankruptcy, we only recorded interest expense to the extent such interest was expected to be paid. Interest obligations that were expected to be compromised in the reorganization process (i.e., not paid in full) were not recorded as expenses. The total amount of interest that we would have been contractually obligated to pay, but which was compromised in the reorganization process and not recorded as an expense, was $221.0 million for the eleven months ended November 30, 2009.

CURRENCY TRANSLATION—The consolidated financial statements are presented in U.S. dollars. Our segments operate in four countries, and each segment has identified a “functional currency,” which is the primary currency in the environment in which the segment operates. The functional currencies include the U.S. dollar, the Canadian dollar, the British pound sterling, and the Mexican peso.

At the end of each reporting period, the assets and liabilities of each segment are translated from its functional currency to U.S. dollars using the exchange rate at the end of the month. The monthly results of operations of each segment are generally translated from its functional currency to U.S. dollars using the average exchange rate during the month. Changes in exchange rates result in currency translation gains and losses, which are recorded within other comprehensive income (loss).

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

We monitor uncertain tax positions and we recognize tax benefits only when management believes the relevant tax positions would more likely than not be sustained upon examination. We record any interest and any penalties related to income taxes within income tax expense in the consolidated statements of operations.

REORGANIZATION ITEMS—As described in Note 1, we operated as a debtor-in-possession subject to the jurisdiction of the bankruptcy court during the eleven months ended November 30, 2009. Revenues, expenses, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business during that period are reported as reorganization items in the consolidated statement of operations. The effects of the adjustments to the reported amounts of assets and liabilities

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

resulting from the adoption of fresh-start reporting and the effects of the forgiveness of debt in the reorganization are reported within reorganization items in the consolidated statement of operations for the eleven months ended November 30, 2009.

RECLASSIFICATIONS—Certain reclassifications have been made to conform prior year balances to the current year presentation.

EQUITY-BASED COMPENSATION—We grant certain of our employees equity-based compensation awards which vest contingent on continued service of the recipient or on their achievement of specific performance targets. We record compensation expense for these outstanding awards over applicable service or performance periods based on their grant date fair value with a corresponding increase to additional paid-in capital.

COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)—Comprehensive income (loss) is defined as a change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Our comprehensive income (loss) consists of currency translation adjustments, changes in the funded status of pension benefit plans and changes in the fair value of interest rate swaps.

During June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. This ASU is designed to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This standard is complied with in these consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which deferred certain presentation requirements in ASU 2011-05 for items reclassified out of accumulated other comprehensive income. We plan to adopt this standard in 2012.

4.	ROSE ROCK MIDSTREAM, L.P.

On December 14, 2011, our subsidiary Rose Rock Midstream, L.P. completed an initial public offering in which it sold 7,000,000 common units representing limited partner interests. We received proceeds of $127.1 million from this offering, net of underwriter discounts and other fees associated with the offering. We used these proceeds to make principal payments on long-term debt.

Subsequent to the initial public offering, we own 59% of the partnership consisting of 57% limited partner interests that include 1,389,709 common units and 8,389,709 subordinated units and the entire 2% general partner interest (342,437 units) of Rose Rock. We also own certain incentive distribution rights, which are described below. We control the operations of Rose Rock through our ownership of the general partner interest, and we continue to consolidate Rose Rock. The outside ownership interests in Rose Rock are reflected in “non-controlling interests in consolidated subsidiaries” on our consolidated balance sheet at December 31, 2011. The portion of the net income of Rose Rock subsequent to the initial public offering that is attributable to outside owners is reflected within “net income attributable to non-controlling interests” in our consolidated statement of operations for the year ended December 31, 2011.

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

4.	ROSE ROCK MIDSTREAM, L.P., Continued

Rose Rock intends to pay a minimum quarterly distribution of $0.3625 per unit to the extent it has sufficient available cash, as defined in Rose Rock’s partnership agreement. Rose Rock’s partnership agreement requires Rose Rock to distribute all of its available cash each quarter in the following manner:

•	first, 98.0% to the holders of common units and 2.0% to the general partner, until each common unit has received the minimum quarterly distribution of $0.3625, plus any arrearages from prior quarters;

•	second, 98.0% to the holders of subordinated units and 2.0% to the general partner, until each subordinated unit has received the minimum quarterly distribution of $0.3625; and

•

third, 98.0% to all unitholders, pro rata, and 2.0% to the general partner, until each unit has received a distribution of $0.416875. If cash distributions to the unitholders exceed $0.416875 per unit in any quarter, the general partner will receive, in addition to distributions on its 2.0% general partner interest, increasing percentages, up to 48.0%, of the cash Rose Rock distributes in excess of that amount.

On January 23, 2012, Rose Rock declared a distribution of $0.0670 per unit. This distribution is the first declared by Rose Rock and the prorated amount corresponds to its minimum quarterly cash distribution of $0.3625 per unit, or $1.45 per unit on an annualized basis. The proration period began immediately after the closing of Rose Rock Midstream’s initial public offering, December 14, 2011, and continued through December 31, 2011. The distribution was paid on February 13, 2012 to all unitholders of record on February 3, 2012. Of this distribution, $0.7 million was paid to us and $0.5 million was paid to outside owners.

Certain summarized balance sheet information of Rose Rock as of December 31, 2011 is shown below (in thousands):

Cash	$9,709
Other current assets	156,873
Property, plant and equipment	276,246
Other noncurrent assets	2,666

Total assets	$445,494

Current liabilities	$140,553
Long-term debt	87
Partners’ capital attributable to SemGroup	177,323
Partners’ capital attributable to noncontrolling interests	127,531

Total liabilities and partners’ capital	$445,494

5.	INVESTMENTS IN NON-CONSOLIDATED SUBSIDIARIES

White Cliffs

Until the end of September 2010, we owned 99.17% of White Cliffs, and the remaining interests were held by two unaffiliated parties. During 2010, both of these parties exercised their rights under an agreement to purchase additional ownership interests in White Cliffs. Subsequent to the closing of these transactions, we own 51% of White Cliffs. After purchasing these ownership interests, the other owners have substantive rights to participate in the management of White Cliffs; because of this, we deconsolidated White Cliffs at the end of September 2010, and began accounting for it under the equity method.

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

5.	INVESTMENTS IN NON-CONSOLIDATED SUBSIDIARIES, Continued

Certain summarized balance sheet information of White Cliffs is shown below (in thousands):

	December 31, 2011	(unaudited) December 31, 2010
Current assets	$11,653	$9,797
Property, plant and equipment, net	222,473	234,300
Goodwill	17,000	17,000
Other intangible assets, net	33,073	40,848

Total assets	$284,199	$301,945

Current liabilities	$3,259	$3,824
Members’ equity	280,940	298,121

Total liabilities and members’ equity	$284,199	$301,945

Under the equity method, we do not report the individual assets and liabilities of White Cliffs on our consolidated balance sheets. Instead, our ownership interest is reflected in one line as a noncurrent asset on our consolidated balance sheets.

Certain summarized income statement information of White Cliffs for the year ended December 31, 2011 and the three months ended December 31, 2010 is shown below (in thousands):

	Year Ended December 31, 2011	(unaudited) Three Months Ended December 31, 2010
Revenue	$66,097	$13,619
Operating, general and administrative expenses	12,746	3,294
Depreciation and amortization expense	20,842	5,680
Net income	32,509	4,645

The equity in earnings of White Cliffs for the year ended December 31, 2011 reported in our consolidated statement of operations is less than 51% of the net income of White Cliffs for the same period. This is due to certain general and administrative expenses we incur in managing the operations of White Cliffs that the other owners are not obligated to share. Such expenses are recorded by White Cliffs, and are allocated to our ownership interests. White Cliffs recorded $3.2 million of such general and administrative expense during the year ended December 31, 2011 and $0.9 million during the three months ended December 31, 2010.

Our ownership percentage of White Cliffs is significant as defined by Securities and Exchange Commission’s Regulation S-X Rule 1-02(w). Accordingly, as required by Regulation S-X Rule 3-09, we have included the audited financial statements of White Cliffs as of and for the year ended December 31, 2011 and the unaudited financial statements of White Cliffs as of, and for the three months ended December 31, 2010 as an exhibit to this Form 10-K.

NGL Energy

On November 1, 2011, we acquired 8,932,031 common units representing limited partner interests in NGL Energy (which represents approximately 32.2% of the total 27,715,599 limited partner units of NGL Energy outstanding at December 31, 2011) and a 7.5% interest in the general partner of NGL Energy. As part of this transaction, we agreed to waive our distribution rights on certain of the common units for a specified period

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

5.	INVESTMENTS IN NON-CONSOLIDATED SUBSIDIARIES, Continued

of time. We recorded our investment in NGL Energy at the acquisition date fair value, estimated to be $184.0 million. We derived our estimate of the fair value of our limited partner interests in NGL Energy using the closing price of limited partner units on October 31, 2011, adjusted to reflect the waiver of certain distribution rights. At December 31, 2011, the aggregate value of our limited partner interests in NGL Energy was approximately $177.0 million, calculated based on the closing price of the limited partner units on December 30, 2011, adjusted to reflect the waiver of distribution rights on approximately 3.9 million units until the third quarter of 2012.

The excess of the recorded amount of our investment over the book value of our share of the underlying net assets primarily represents equity method goodwill.

At December 31, 2011, the value of our 8,932,031 common units in NGL Energy was $184.3 million, based on a December 30, 2011 closing price of $20.63 per common unit. This does not reflect our 7.5% interest in the general partner of NGL Energy and does not include any valuation adjustment related to our agreement to waive our distribution rights on certain of the common units for a specified period of time. Certain unaudited summarized balance sheet information of NGL Energy is shown below (in thousands):

(unaudited) December 31, 2011
Current assets	$332,144
Property plant and equipment, net	227,893
Goodwill	92,930
Intangible and other assets, net	102,238

Total assets	$755,205

Current liabilities	$269,073
Long-term debt	117,590
Other noncurrent liabilities	222
Partners’ equity	368,320

Total liabilities and partners’ equity	$755,205

Our policy is to record our equity in earnings of NGL Energy on a one-quarter lag, as we do not expect information on the earnings of NGL Energy to always be available in time to consistently record the earnings in the quarter in which they are generated. Accordingly, we have not recorded any equity in earnings of NGL Energy for the period from November 1, 2011 to December 31, 2011 in our consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2011. Certain unaudited summarized income statement information of NGL Energy for the nine months ended December 31, 2011 is shown below (in thousands):

(unaudited) Nine Months Ended December 31, 2011
Revenue	$871,544
Operating, general and administrative expenses	869,143
Depreciation and amortization expense	8,480
Net loss	(6,079)

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

5.	INVESTMENTS IN NON-CONSOLIDATED SUBSIDIARIES, Continued

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

SemGroup Energy Partners

Near the Petition Date, we lost control of SemGroup Energy Partners when certain creditors exercised their right to designate the members of the board of directors of its general partner. Also during 2008, SemGroup Holdings, L.P. (“SemGroup Holdings”), a wholly-owned subsidiary that held our ownership interests in SemGroup Energy Partners, filed for bankruptcy protection. SemGroup Holdings’ bankruptcy case was administered separately from our bankruptcy case, and therefore we deconsolidated SemGroup Holdings and SemGroup Energy Partners. During 2009, creditors seized all of our ownership interests in SemGroup Energy Partners. SemGroup Holdings has not emerged from bankruptcy.

6.	DISPOSALS AND IMPAIRMENTS OF LONG-LIVED ASSETS

Year Ended December 31, 2011 (Successor)

Gains (losses) recorded during the year ended December 31, 2011 related to the disposal or impairment of long-lived assets included the following (in thousands):

Event	Segment	Pre-Tax Gain (Loss)
Contribution of SemStream assets to NGL Energy (a)	SemStream	$44,266
SemStream residential division impairment (b)	SemStream	(8,684)
SemLogistics goodwill impairment (c)	SemLogistics	(44,663)

(a)	On November 1, 2011, we contributed certain assets and liabilities of our SemStream segment to NGL Energy. On that date these assets and liabilities had the net book values (in thousands) below. However, these values were subject to post closing adjustments, which have since been completed, and resulted in a $2.1 million working capital adjustment.

Inventory	$107,858
Other current assets	11,263
Property plant and equipment	47,756
Goodwill	50,071
Other intangible assets	12,408
Other noncurrent assets	2,818
Other current liabilities	(2,947)
Other noncurrent liabilities	(172)

Net assets contributed	$229,055

In return for this contribution, we received $93.0 million of cash and ownership interests in NGL Energy and its general partner with an estimated fair value of $184.0 million. We recorded a gain of $44.3 million on this transaction, which includes the impact of a $2.1 million working capital

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

6.	DISPOSALS AND IMPAIRMENTS OF LONG-LIVED ASSETS, Continued

adjustment and the write-off of $1.6 million of software. Additionally, $2.2 million of capitalized loan fees were written-off as a result of long-term debt payments made from the proceeds of this transaction.

(b)	We test all of our goodwill for impairment as of October 1 of each year. Upon completing this impairment test for 2011, we concluded that the goodwill and other intangible assets attributable to the Arizona residential business of our SemStream segment (which was not contributed to NGL Energy) were impaired. To calculate the impairment loss, we estimated the fair value of this reporting unit using the present value of estimated future cash flows, discounted at a rate of 9.4%, and recorded a full impairment of the $3.6 million balance of goodwill and the $5.0 million balance of other intangible assets associated with customer relationships. No impairment was recorded related to the regulated assets of the Arizona residential business in accordance with FASB ASC Topic 980 – Regulated Operations.

(c)	High crude oil prices and backwardated market conditions in 2011 had a negative effect on SemLogistic’s storage economics. As a result, the demand for storage is depressed and SemLogistics has had difficulty securing contract renewals. SemLogistics successfully passed the initial 2011 goodwill impairment test. However, a review of the sensitivity of the test results indicated that a ten percent reduction in the estimated revenue in 2012 and 2013 would result in a test failure. In addition, we received notice in late January 2012 from two customers that their intentions were not to renew their storage contracts upon expiration. These notifications, coupled with the sensitivity of the test results to loss of revenue, led us to conclude that impairment of the goodwill of SemLogistics was required. Accordingly, we impaired the full amount of goodwill which was $44.7 million at October 1, 2011.

Year Ended December 31, 2010 (Successor)

Losses recorded during the year ended December 31, 2010 related to the disposal or impairment of long-lived assets included the following (in thousands):

Event	Segment	Loss
SemCanada Crude impairment (a)	Corporate and other	$(91,756)
Deconsolidation of White Cliffs (b)	SemCrude	(6,828)
SemMexico goodwill impairment (c)	SemMexico	(8,863)

(a)	During the year ended December 31, 2010, we revised downward our projections of the future earnings potential of the SemCanada Crude segment, following a significant loss of customers, coupled with a significant decline in profitability and an assessment by a national consultancy firm that certain market conditions that are adversely impacting this segment were likely to continue. In response to these events, we tested SemCanada Crude’s goodwill and other intangible assets for impairment as of May 31, 2010.

During December 2010, we completed the sale of the property, plant and equipment of the SemCanada Crude segment. The proceeds from the sale were not significantly different than the net book value of the assets sold. Certain marketing operations in the Northern United States that were previously conducted with the participation of the SemCanada Crude segment are now being conducted in their entirety by the SemCrude segment, and the remaining operations of the SemCanada Crude segment were wound down.

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

6.	DISPOSALS AND IMPAIRMENTS OF LONG-LIVED ASSETS, Continued

(b)	As described in Note 5, we sold a portion of our ownership interests in White Cliffs during September 2010. We received $140.8 million of proceeds from these transactions, which were used to make principal payments on long-term debt. These proceeds may be adjusted upward upon final resolution of certain post-closing adjustments.

Accounts receivable	$4,625
Other current assets	143
Property, plant and equipment, net	237,506
Goodwill	17,000
Other intangible assets	43,267
Accounts payable and accrued liabilities	(3,736)
Payables to affiliates	(659)

Net assets	$298,146

(c)	We test goodwill for impairment as of October 1 of each year. Upon completing this impairment test for 2010, we concluded that the goodwill attributable to our SemMexico segment was impaired, due primarily to a decline in demand for asphalt resulting from a slowdown in road construction. To calculate the impairment loss, we estimated the fair value of the SemMexico segment using the present value of estimated future cash flows, discounted at a rate of 13.84%.

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

Eleven months ended November 30, 2009 (Predecessor)

Gains (losses) recorded during the eleven months ended November 30, 2009 related to the disposal or impairment of long-lived assets included the following (in thousands):

Event	Segment	Gain (Loss)
Impairment of natural gas gathering and processing assets (a)	SemGas	$(13,625)
Loss of SemGroup Energy Partners (b)	Corporate and other	613,918	*
Settlement with SemGroup Energy Partners (c)	SemCrude	(11,677	)*

*	Reported within reorganization items in the consolidated statement of operations
(a)	We had certain natural gas gathering and processing assets that were idle or had a low volume of activity. We analyzed these assets and concluded that they were not likely to become significantly utilized unless market conditions improved, and accordingly we recorded an impairment to reduce these assets to estimated net realizable value. This impairment reduced property, plant and equipment by $7.6 million and reduced other intangible assets by $6.0 million.
(b)	As described in Note 5, our ownership interests in SemGroup Energy Partners were seized by creditors. Our investment balance in SemGroup Energy Partners was in a liability position, due in part to deferred gains on previous sales of limited partner interests.

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

6.	DISPOSALS AND IMPAIRMENTS OF LONG-LIVED ASSETS, Continued

(c)	We reached an agreement with SemGroup Energy Partners to settle a variety of outstanding matters. As part of this settlement, we surrendered property, plant and equipment with a net book value of $11.7 million.

7.	DISCONTINUED OPERATIONS

SemFuel, SemMaterials, and SemEuro Supply are classified as discontinued operations in the consolidated statements of operations. During 2008, we decided to sell the assets of SemMaterials and to cease the operations of SemEuro Supply, due to their losses from operations and high working capital requirements. During 2009, we decided to sell the assets of SemFuel, due to its high working capital requirements. By December 31, 2009, the majority of the assets of SemMaterials and SemFuel had been sold.

Certain summarized information on the results of discontinued operations is shown below (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Month Ended December 31, 2009	Eleven Months Ended November 30, 2009
External revenue	$—	$—	$2,335	$114,591

Gain on disposal of long-lived assets, net	$—	$—	$—	$16,846

Income (loss) from discontinued operations before income taxes	$(8)	$2,668	$215	$(141,586)
Income tax expense	2	234	—	27

Income (loss) from discontinued operations, net of income taxes	$(10)	$2,434	$215	$(141,613)

Gains (losses) on disposal of long-lived assets classified as discontinued operations included the following for the eleven months ended November 30, 2009 (in thousands):

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

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

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

While in bankruptcy, we filed a Plan of Reorganization with the court, which was confirmed on October 28, 2009. The Plan of Reorganization determined, among other things, how pre-Petition Date obligations would be settled, our equity structure upon emergence, and our financing arrangements upon emergence.

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

After completing this analysis, the reorganization value was determined to be $1.5 billion. This proposed reorganization value was determined using numerous projections and assumptions. These estimates are subject to significant uncertainties, many of which are beyond our control, including, but not limited to, the following:

•	changes in the economic environment;

•	changes in supply or demand for petroleum products;

•	changes in prices of petroleum products;

•	our ability to successfully implement expansion projects;

•	our ability to improve relationships with customers and suppliers, as these relationships were adversely impacted by the bankruptcy filing;

•	our ability to renew certain business operations that were limited during the bankruptcy due to limitations on access to capital; and

•	our ability to manage the additional costs associated with being a public company.

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

8.	REORGANIZATION, Continued

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

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

8.	REORGANIZATION, Continued

November 30, 2009 balance sheet

The following table shows the effects of our emergence from bankruptcy on the November 30, 2009 consolidated balance sheet (in thousands):

	SemGroup, L.P. (Predecessor)	Reconsolidation of SemCAMS and SemCanada Crude(a)	Reorganization Adjustments			Fresh Start Adjustments			SemGroup Corporation (Successor)
ASSETS
Current assets:
Cash and cash equivalents	$793,126	$132,813	$(858,241)	(b	)	$—			$67,698
Restricted cash	15,082	15,692	182,818	(c	)	—			213,592
Accounts receivable	79,392	139,712	(230)			—			218,874
Receivable from affiliates	86,560	(84,842)	(1,718)	(d	)	—			—
Inventories	121,958	12,569	—			36,521	(p	)	171,048
Current assets of discontinued operations	10,593	—	—			—			10,593
Other current assets	49,487	93,732	—			1,785	(p	)	145,004

Total current assets	1,156,198	309,676	(677,371)			38,306			826,809

Property, plant and equipment	707,628	202,879	—			150,588	(p	)	1,061,095
Goodwill	46,729	52,787	—			89,296	(p	)	188,812
Other intangible assets	14,081	42,100	—			78,271	(p	)	134,452
Investments in non-consolidated subsidiaries	102,598	(29,098)	(73,500)	(e	)	—			—
Note receivable from affiliate	139,109	(139,109)	—			—			—
Other assets, net	8,574	767	46,057	(f	)	5,946	(p	)	61,344

Total assets	$2,174,917	$440,002	$(704,814)			$362,407			$2,272,512

LIABILITIES AND OWNERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$101,295	$93,374	$(21,102)	(g	)	$—			$173,567
Accrued liabilities	93,188	17,143	(77,938)	(h	)	(267)			32,126
Payables to pre-petition creditors	—	8,221	302,212	(h	)	—			310,433
Other current liabilities	25,239	454	—			4,909	(p	)	30,602
Current liabilities of discontinued operations	3,663	—	10,559	(i	)	—			14,222
Current portion of long-term debt	197,727	—	(176,734)	(j	)	—			20,993

Total current liabilities	421,112	119,192	36,997			4,642			581,943

Liabilities subject to compromise	4,707,994	—	(4,707,994)	(m	)	—			—
Long-term debt	90	—	514,001	(j	)	267			514,358
Deferred income taxes	36,802	64,096	—			4,845	(q	)	105,743
Other noncurrent liabilities	2,276	32,856	16,037	(k	)	—			51,169
Investment in SemGroup Holdings	613,918	—	(613,918)	(l	)	—			—

Predecessor Equity
SemGroup, L.P. partners’ capital (deficit):
Partners’ capital (deficit)	(3,597,238)	223,858	3,373,380	(n	)	—			—
Accumulated other comprehensive income (loss)	(11,962)	—	—			11,962	(r	)	—

Total SemGroup, L.P. partners’ capital (deficit)	(3,609,200)	223,858	3,373,380			11,962			—

Successor Equity
SemGroup Corporation:
Common stock	—	—	414	(o	)	—			414
Additional paid in capital	—	—	676,269	(o	)	340,995	(r	)	1,017,264

Total SemGroup Corporation equity	—	—	676,683			340,995			1,017,678

Noncontrolling interests in consolidated subsidiaries	1,925	—	—			(304)	(r	)	1,621

Total owners’ equity (deficit)	(3,607,275)	223,858	4,050,063			352,653			1,019,299

Total liabilities and owners’ equity (deficit)	$2,174,917	$440,002	$(704,814)			$362,407			$2,272,512

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

8.	REORGANIZATION, Continued

(a)	As described in Note 5, we regained control of SemCAMS and SemCanada Crude on the Emergence Date. This column reflects the reconsolidation of these entities at November 30, 2009, with their assets and liabilities reported at fair value at that date.
(b)	Represents disbursements made pursuant to the Plan of Reorganization for distributions to creditors, cash transferred to a restricted account for future distributions to creditors, cure payments resulting from assumption of certain contracts, and the funding of a trust for the benefit of pre-petition creditors. The adjustment to cash also includes the issuance of new debt and the repayment of existing debt.
(c)	Represents cash set aside for payments to pre-petition creditors in settlement of liabilities subject to compromise.
(d)	Certain amounts receivable from SemCanada Energy were determined to be uncollectable and were written off.
(e)	Represents the write-off of our investment in SemCanada Energy.
(f)	Represents debt issuance costs and deferred charges related to new financing agreements.
(g)	In the reorganization process, we elected not to cancel certain contracts that were in effect prior to the Petition Date. For the contracts we assumed, we were required to make payments to the other parties on the contracts to cure defaults on the contracts.
(h)	Payables to pre-petition creditors include accruals for payments to be made to pre-petition creditors in settlement of liabilities subject to compromise. In addition, $77.0 million of liabilities for professional fees and $0.9 million of interest payable were transferred into this account.
(i)	Pursuant to the Plan of Reorganization, we were obligated to remit funds to pre-petition creditors once SemMaterials and SemFuel sold certain specified inventory and collected certain specified accounts receivable.
(j)	The net change in long-term debt results from the repayment of debtor-in-possession financing, the refinancing of SemCrude Pipeline and SemLogistics credit facilities, and the issuance of new debt, as summarized below (in thousands):

Issuance of SemGroup term loan	$300,000
Borrowings on SemGroup revolving credit facility	68,321
Refinancing of SemCrude Pipeline credit facility	1,300
Refinancing of SemLogistics credit facility	(3,214)
Repayment of debtor-in-possession financing	(29,140)

$337,267

(k)	As described in Note 19, we issued warrants to settle certain liabilities subject to compromise.
(l)	As described in Note 5, we surrendered all of our ownership interests in SemGroup Energy Partners in the reorganization process.
(m)	Upon filing for bankruptcy protection, certain claims against us were stayed, pending resolution of the amount of consideration the claimants would receive in the reorganization process. We recorded as liabilities subject to compromise our estimate of the total amount of valid claims that were expected not to be paid in full. Liabilities subject to compromise were settled or extinguished in the reorganization process.
(n)	Reflects the gain on extinguishment of debt and the cancellation of partnership interests in SemGroup, L.P. pursuant to the Plan of Reorganization.
(o)	SemGroup Corporation issued shares of new common stock in settlement of liabilities subject to compromise.
(p)	Reflects adjustments to the recorded values of assets and liabilities resulting from fresh-start reporting.
(q)	Reflects the impact of fresh-start reporting on deferred taxes.

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

8.	REORGANIZATION, Continued

(r)	Reflects the elimination of SemGroup, L.P.’s accumulated other comprehensive income and the gain on revaluation of assets and liabilities resulting from fresh-start reporting.

The following table reconciles the reorganization value to the November 30, 2009 equity of the reorganized SemGroup Corporation (in thousands). The November 30, 2009 equity balances of the reorganized SemGroup Corporation include the shares required to be issued in settlement of pre-petition claims as the process of resolving these claims progresses.

Reorganization value	$1,500,000
less: SemGroup term loan	(300,000)
less: SemCrude Pipeline credit facility	(125,000)
less: SemLogistics credit facility	(41,285)
less: warrants (Note 19)	(16,037)

SemGroup Corporation equity	$1,017,678

The reorganization items gain of the Predecessor shown in the consolidated statement of operations consists of the following for the eleven months ended November 30, 2009 (in thousands):

Gain on extinguishment of debt (a)	$2,544,218
Gain on disposal of SemGroup Energy Partners (b)	613,918
Gain on asset revaluation in fresh-start reporting (c)	352,653
Gain from Canadian plan effects and reconsolidation (d)	244,281
Professional fees (e)	(164,964)
Uncollectable accounts expense (f)	(38,757)
Loss on settlement with SemGroup Energy Partners (g)	(11,677)
Employment costs (h)	(6,706)
Other	(523)

Reorganization items gain	$3,532,443

(a)	Represents the gain on the forgiveness of debt pursuant to the Plan of Reorganization. Also includes refinements to the estimated amount of valid claims by pre-petition creditors. During 2008, we recorded an estimate for the total amount of claims subject to compromise. During 2009, we refined this estimate as we reviewed the claims, and reversed some of the amounts that had been accrued in 2008.
(b)	As described in Note 5, we surrendered all of our ownership interests in SemGroup Energy Partners in the reorganization process. At the time SemGroup Energy Partners was deconsolidated, our investment balance was in a liability position, due in part to deferred gains on previous sales of limited partner interests.
(c)	As described earlier in this Note, we revalued our assets and liabilities in fresh-start reporting, and recorded a reorganization gain for the increase in fair value of net assets over the previously recorded value.
(d)	As described earlier in this Note, we reconsolidated SemCAMS and SemCanada Crude on the Emergence Date. The reorganization gain includes the excess of the fair value of SemCAMS and SemCanada Crude upon reconsolidation over the recorded value of our investment in SemCAMS and SemCanada Crude. In addition, the reorganization gain includes the restoration of certain receivables from SemCAMS and SemCanada Crude pursuant to their plans of reorganization.

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

8.	REORGANIZATION, Continued

(e)	Professional fees include a variety of services related to the restructuring of the business, including, among others:

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

•	accounting fees for assistance with fresh-start reporting and preparation for public company financial reporting obligations; and

•	fees paid to the United States Trustee.

(f)	Represents the write-off of receivables in situations where we believe the customer non-payment was related to our bankruptcy. This amount includes recovery of certain receivables from SemGroup Energy Partners.
(g)	We reached an agreement with SemGroup Energy Partners to settle a variety of outstanding matters. As part of this settlement, we surrendered property, plant and equipment with a net book value of $11.7 million.
(h)	Employment costs include severance related to the termination of employment relationships and bonuses paid to retain personnel during the reorganization process.

9.	CONDENSED COMBINED FINANCIAL STATEMENTS OF U.S. DEBTORS

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

Condensed combined statement of operations of U.S. Debtors for the eleven months ended November 30, 2009 (in thousands):

Revenue	$677,046
Costs of products sold, exclusive of depreciation and amortization	598,882
Operating expenses	64,775
General and administrative expense	30,193

Operating loss	(16,804)
Interest expense	11,189
Other income, net	(4,899)
Equity in earnings of subsidiaries other than U.S. Debtors (*)	(140,516)
Reorganization items gain	(3,417,712)

Income from continuing operations	3,535,134
Loss from discontinued operations	(140,550)

Net income	$3,394,584

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

9.	CONDENSED COMBINED FINANCIAL STATEMENTS OF U.S. DEBTORS, Continued

(*)	Represents the equity in the earnings of entities that are included in our consolidated statements of operations, but which are not U.S. Debtors. These are accounted for under the equity method in this condensed combined statement of operations of the U.S. Debtors.

Condensed combined statement of cash flows of U.S. Debtors for the eleven months ended November 30, 2009 (in thousands):

Net cash provided by (used in):
Operating activities	$(610,832)
Investing activities	28,284
Financing activities	14,655

Net decrease in cash and cash equivalents	(567,893)
Cash and cash equivalents, beginning of period	590,250

Cash and cash equivalents, end of period	$22,357

10.	SEGMENTS

As described in Note 1, our businesses are organized based on the nature and location of the services they provide. Certain summarized information related to our reportable segments is shown in the tables below. None of the operating segments have been aggregated, other than White Cliffs Pipeline, which has been included within the Crude segment. Although “corporate and other” does not represent an operating segment, it is included in the tables below to reconcile segment information to that of the consolidated Company. We sold the property, plant and equipment of SemCanada Crude during fourth quarter 2010 and began winding down its operations. SemCanada Crude ceased to be an operating segment during fourth quarter 2010, and is therefore included within “Corporate and other” in the tables below. Eliminations of transactions between segments are also included within “Corporate and other” in the tables below.

The accounting policies of each segment are the same as the accounting policies of the consolidated Company. Transactions between segments are generally recorded based on prices negotiated between the segments. Certain general and administrative and interest expenses incurred at the corporate level were allocated to the segments, based on our allocation policies in effect at the time. During 2010, we completed a detailed study of these expenses and developed a more refined allocation methodology, which we applied to the general and administrative and interest expense allocations for the years ended December 31, 2010 and 2011.

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

10.	SEGMENTS, Continued

	Successor
	Year Ended December 31, 2011
	Crude	SemStream	SemCAMS	SemGas	SemLogistics	SemMexico	Corporate and Other	Consolidated
	(in thousands)
Revenues:
External	$431,321	$575,860	$163,367	$66,660	$23,314	$218,187	$801	$1,479,510
Intersegment	—	46,738	—	38,588	—	—	(85,326)	—

Total revenues	431,321	622,598	163,367	105,248	23,314	218,187	(84,525)	1,479,510
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	366,265	605,170	218	75,066	152	192,068	(84,764)	1,154,175
Operating	17,470	8,420	110,814	9,027	6,206	5,006	70	157,013
General and administrative	9,757	8,904	16,816	6,521	6,712	11,560	16,745	77,015
Depreciation and amortization	11,379	4,867	10,233	5,986	9,271	6,502	2,951	51,189
Loss (gain) on disposal or impairment of long-lived assets, net	64	(36,625)	(8)	4	44,663	(200)	1,599	9,497

Total expenses	404,935	590,736	138,073	96,604	67,004	214,936	(63,399)	1,448,889
Earnings from equity method investments	15,004	—	—	—	—	—	—	15,004

Operating income (loss)	41,390	31,862	25,294	8,644	(43,690)	3,251	(21,126)	45,625

Other expenses (income), net Interest expense	3,749	17,222	24,685	2,346	1,005	365	10,836	60,208
Other expense (income), net	(1,600)	(2,112)	(2,811)	(10)	46	(173)	(8,329)	(14,989)

Total other expenses (income)	2,149	15,110	21,874	2,336	1,051	192	2,507	45,219

Income (loss) from continuing operations before income taxes	$39,241	$16,752	$3,420	$6,308	$(44,741)	$3,059	$(23,633)	$406

Additions to long-lived assets	$32,397	$2,197	$4,874	$14,952	$5,313	$4,667	$2,080	$66,480

Total assets at December 31, 2011 (excluding intersegment receivables)	$586,882	$205,394	$258,306	$94,960	$183,179	$89,239	$73,221	$1,491,181
Equity investments at December 31, 2011	$143,259	$183,984	$—	$—	$—	$—	$—	$327,243

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

10.	SEGMENTS, Continued

	Successor
	Year Ended December 31, 2010
	Crude	SemStream	SemCAMS	SemGas	SemLogistics	SemMexico	Corporate and Other	Consolidated
	(in thousands)
Revenues:
External	$222,927	$664,673	$144,754	$48,402	$38,371	$149,557	$361,650	$1,630,334
Intersegment	22,927	53,623	—	27,388	—	—	(103,938)	—

Total revenues	245,854	718,296	144,754	75,790	38,371	149,557	257,712	1,630,334
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	149,383	690,970	67	50,800	—	129,449	245,263	1,265,932
Operating	25,498	9,074	95,072	6,342	8,406	4,742	4,306	153,440
General and administrative	10,525	9,511	18,942	6,626	5,286	10,352	25,995	87,237
Depreciation and amortization	27,643	6,764	9,556	5,480	7,881	6,183	7,375	70,882
Loss (gain) on disposal or impairment of long-lived assets, net	6,895	(35)	(14)	12	—	8,837	89,355	105,050

Total expenses	219,944	716,284	123,623	69,260	21,573	159,563	372,294	1,682,541
Earnings from equity method investments	1,949	—	—	—	—	—	—	1,949

Operating income (loss)	27,859	2,012	21,131	6,530	16,798	(10,006)	(114,582)	(50,258)

Other expenses (income):
Interest expense	15,384	15,496	25,108	2,254	3,998	13	23,880	86,133
Other expense (income), net	(1,569)	(2,983)	617	(753)	(88)	(199)	9,313	4,338

Total other expenses (income)	13,815	12,513	25,725	1,501	3,910	(186)	33,193	90,471

Income (loss) from continuing operations before income taxes	$14,044	$(10,501)	$(4,594)	$5,029	$12,888	$(9,820)	$(147,775)	$(140,729)

Additions to long-lived assets	$16,731	$5,781	$4,308	$3,623	$8,964	$4,516	$4,051	$47,974

Total assets at December 31, 2010 (excluding intersegment receivables)	$507,909	$342,475	$269,958	$76,048	$230,789	$90,264	$149,745	$1,667,188
Equity investment in White Cliffs at December 31, 2010	$152,020	$—	$—	$—	$—	$—	$—	$152,020

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

10.	SEGMENTS, Continued

	Successor
	Month Ended December 31, 2009
	Crude	SemStream	SemCAMS	SemGas	SemLogistics	SemMexico	Corporate and Other	Consolidated
	(in thousands)
Revenues:
External	$11,930	$59,546	$12,930	$4,399	$3,297	$12,079	$53,147	$157,328
Intersegment	2,085	4,477	—	2,245	—	—	(8,807)	—

Total revenues	14,015	64,023	12,930	6,644	3,297	12,079	44,340	157,328
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	6,317	75,593	—	4,495	11	10,242	43,378	140,036
Operating	907	1,642	11,345	921	657	1,142	151	16,765
General and administrative	2,012	1,435	1,726	975	575	1,310	(21)	8,012
Depreciation and amortization	4,937	509	962	427	655	304	997	8,791
Loss on disposal or impairment of long-lived assets, net	—	—	23,119	—	—	—	—	23,119

Total expenses	14,173	79,179	37,152	6,818	1,898	12,998	44,505	196,723

Operating income (loss)	(158)	(15,156)	(24,222)	(174)	1,399	(919)	(165)	(39,395)

Other expenses (income):
Interest expense	3,047	1,987	1,015	358	418	—	344	7,169
Other expense (income), net	(307)	(3)	(583)	(2)	6	(58)	(276)	(1,223)

Total other expenses (income)	2,740	1,984	432	356	424	(58)	68	5,946

Income (loss) from continuing operations before income taxes	$(2,898)	$(17,140)	$(24,654)	$(530)	$975	$(861)	$(233)	$(45,341)

Additions to long-lived assets	$2,037	$1,752	$948	$859	$724	$490	$651	$7,461

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

10.	SEGMENTS, Continued

	Predecessor
	Eleven Months Ended November 30, 2009
	Crude	SemStream	SemCAMS	SemGas	SemLogistics	SemMexico	Corporate and Other	Consolidated
	(in thousands)
Revenues:
External	$256,931	$402,553	$—	$39,099	$33,393	$167,063	$2,196	$901,235
Intersegment	—	26,306	—	16,131	—	—	(42,437)	—

Total revenues	256,931	428,859	—	55,230	33,393	167,063	(40,241)	901,235
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	178,705	425,470	—	37,700	565	144,142	(42,409)	744,173
Operating expense	17,716	9,006	—	9,002	7,186	3,983	414	47,307
General and administrative expense	7,436	5,410	—	4,371	4,353	7,129	15,549	44,248
Depreciation and amortization	10,878	4,813	—	8,296	8,615	2,942	3,430	38,974
Loss on disposal or impairment of long- lived assets, net	—	—	—	13,625	—	—	—	13,625

Total expenses	214,735	444,699	—	72,994	20,719	158,196	(23,016)	888,327

Operating income (loss)	42,196	(15,840)	—	(17,764)	12,674	8,867	(17,225)	12,908

Other expenses (income):
Interest expense	6,292	2,174	—	739	627	—	2,209	12,041
Other expense (income), net	(1,643)	—	—	(92)	(3,009)	(772)	(3,176)	(8,692)

Total other expenses (income)	4,649	2,174	—	647	(2,382)	(772)	(967)	3,349

Income (loss) from continuing operations before reorganization items and income taxes	$37,547	$(18,014)	$—	$(18,411)	$15,056	$9,639	$(16,258)	$9,559

Additions to long-lived assets	$45,645	$3,399	$—	$11,516	$9,523	$14,112	$5,651	$89,846

Income tax expense (benefit) relates to the following segments (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Month Ended December 31, 2009	Eleven Months Ended November 30, 2009
SemCAMS	$552	$886	$(6,899)	$—
SemLogistics	(3,331)	2,244	(459)	4,192
SemMexico	629	259	(72)	2,118
Corporate and other	(266)	(9,612)	221	—

Total	$(2,416)	$(6,223)	$(7,209)	$6,310

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

11.	INVENTORIES

Inventories consist of the following (in thousands):

	Successor
	December 31, 2011		December 31, 2010
Natural gas and natural gas liquids	$570	*	$104,134	*
Crude oil	21,803		18,608
Asphalt and other	10,688		7,104

	$33,061		$129,846

*	The significant decrease in natural gas and natural gas liquids from December 31, 2010 to December 31, 2011 is due to the contribution of assets from our SemStream segment to NGL Energy.

12.	OTHER ASSETS

Other current assets consist of the following (in thousands):

	Successor
	December 31, 2011		December 31, 2010
Product prepayments	$2,396		$3,761
Other prepaid expenses	18,685		16,255
Margin deposits	596	*	14,884
Derivative assets	162		4,368

Total other current assets	$21,839		$39,268

*	The decrease in margin deposits from December 31, 2010 to December 31, 2011 is primarily due to the contribution of assets from our SemStream segment to NGL Energy. $12.6 million of the $14.3 million decrease is due to the contribution of assets to NGL Energy.

Other noncurrent assets consist of the following (in thousands):

	Successor
	December 31, 2011		December 31, 2010
Debt issuance costs, net	$6,642	*	$23,435	*
Other	5,923		6,740

Total other noncurrent assets, net	$12,565		$30,175

*	See Note 17 for discussion of debt issuance costs.

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

13.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

	Successor
	December 31, 2011	December 31, 2010
Land	$50,329	$52,765
Pipelines and related facilities	208,175	162,472
Storage and terminal facilities	221,072	299,333
Natural gas gathering and processing facilities	247,768	236,308
Linefill	13,003	18,200
Office and other property and equipment	32,980	20,151
Construction-in-progress	54,788	38,077

Property, plant and equipment, gross	828,115	827,306
Accumulated depreciation	(84,880)	(45,491)

Property, plant and equipment, net	$743,235	$781,815

SemGroup Corporation recorded depreciation expense of $46.5 million for the year ended December 31, 2011, $54.7 million for the year ended December 31, 2010, and $4.6 million for the month ended December 31, 2009. SemGroup, L.P. recorded depreciation expense from continuing operations of $36.9 million for the eleven months ended November 30, 2009.

We include within the cost of property, plant and equipment interest costs incurred while an asset is being constructed. SemGroup Corporation capitalized $1.0 million of interest costs during the year ended December 31, 2011 and $0.4 million during the year ended December 31, 2010. SemGroup, L.P. capitalized $2.6 million of interest costs during the eleven months ended November 30, 2009.

14.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill relates to the following segments (in thousands):

	Successor
	December 31, 2011	December 31, 2010
SemStream	$—	$53,707
SemLogistics	—	44,220
SemMexico	9,453	9,896

Total	$9,453	$107,823

In addition to the amounts in the table above, approximately $2.9 million of our investment in NGL Energy and its general partner and approximately $8.7 million of our investment in White Cliffs represent equity method goodwill. Our estimate of the amount of our investment in NGL Energy and its general partner that represents equity method goodwill is subject to change, as we have not yet completed a detailed valuation analysis of the underlying assets.

As described in Note 3, we test goodwill for impairment annually, or more often if circumstances warrant. To perform these tests, we must determine which asset groups the goodwill relates to (such asset groups are referred to as reporting units). SemLogistics and SemMexico each represent a separate reporting unit.

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

14.	GOODWILL AND OTHER INTANGIBLE ASSETS, Continued

For the October 1, 2011 goodwill impairment tests, we developed estimates of cash flows for each reporting unit for a period of time ranging from 9 to 15 years, and also developed an estimated terminal value using an assumed 3% growth rate (except for the SemStream residential division, for which we assumed a terminal growth rate of 0%). We discounted the estimated cash flows to present value using a weighted average cost of capital of 13.9% for SemMexico and 9.4% for the other reporting units.

Changes in goodwill balances during the period from November 30, 2009 to December 31, 2011 are shown below (in thousands):

Balance, November 30, 2009 (Successor)	$188,812
Currency translation adjustments	(1,968)

Balance, December 31, 2009 (Successor)	186,844
Impairments (Note 6)	(61,173)
Deconsolidation of White Cliffs (Note 5)	(17,000)
Currency translation adjustments	(848)

Balance, December 31, 2010 (Successor)	107,823
Impairments (Note 6)	(47,804)
Contribution of SemStream assets to NGL Energy (Note 5)	(50,071)
Currency translation adjustments	(495)

Balance, December 31, 2011 (Successor)	$9,453

For U.S. federal income tax purposes, all of the goodwill recorded upon emergence from bankruptcy is being amortized on a straight-line basis over a 15-year period with the exception of goodwill on the SemStream assets contributed to NGL Energy.

Other intangible assets

Other intangible assets relate to the following segments (in thousands):

	Successor
	December 31, 2011	December 31, 2010
SemStream	$—	$19,679
SemMexico	8,907	12,539
Corporate and other	43	46

Total	$8,950	$32,264

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

14.	GOODWILL AND OTHER INTANGIBLE ASSETS, Continued

Changes in other intangible asset balances subsequent to the Emergence Date are shown below (in thousands):

Balance, November 30, 2009 (Successor)	$134,452
Amortization	(4,218)
Currency translation adjustments	378

Balance, December 31, 2009 (Successor)	$130,612
Amortization	(16,181)
Impairment (Note 6)	(39,446)
Deconsolidation of White Cliffs (Note 5)	(43,267)
Currency translation adjustments	546

Balance, December 31, 2010 (Successor)	$32,264
Amortization	(4,664)
Contribution of SemStream assets to NGL Energy (Note 5)	(12,408)
Impairment (Note 6)	(5,048)
Currency translation adjustments	(1,194)

Balance, December 31, 2011 (Successor)	$8,950

Our other intangible assets consist primarily of customer relationships and unpatented technology of our SemMexico segment, which represented $6.0 million and $2.5 million respectively of the balance at December 31, 2011. These assets may be subject to impairments in the future if we are unable to maintain the relationships with the customers to which the assets relate.

Prior to the Emergence Date, intangible assets were generally amortized on a straight-line basis over the expected period of benefit. Subsequent to the Emergence Date, intangible assets are generally amortized on an accelerated basis over the estimated period of benefit. SemGroup, L.P. recorded intangible asset amortization expense from continuing operations of $2.1 million for the eleven months ended November 30, 2009. We estimate that future amortization of other intangible assets will be as follows (in thousands):

For year ending:
December 31, 2012	$2,017
December 31, 2013	1,676
December 31, 2014	1,332
December 31, 2015	1,060
December 31, 2016	847
Thereafter	2,018

Total estimated amortization expense	$8,950

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

15.	FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK

Fair value of financial instruments

We record certain financial assets and liabilities at fair value at each balance sheet date. The tables below summarize the balances of these assets and liabilities at December 31, 2011 and 2010 (in thousands):

	Successor
	December 31, 2011					December 31, 2010
	Level 1	Level 2	Level 3	Netting*	Total	Level 1	Level 2	Level 3	Netting*	Total
Assets:
Commodity derivatives	$393	$—	$—	$(231)	$162	$97,857	$1,993	$2,499	$(97,981)	$4,368

Total assets	$393	$—	$—	$(231)	$162	$97,857	$1,993	$2,499	$(97,981)	$4,368

Liabilities:
Commodity derivatives	$231	$—	$—	$(231)	$—	$101,563	$7,494	$3,046	$(97,981)	$14,122
Warrants	12,180	—	—	—	12,180	—	—	17,192	—	17,192
Interest rate swaps	—	358	—	—	358	—	—	—	—	—

Total liabilities	$12,411	$358	$—	$(231)	$12,538	$101,563	$7,494	$20,238	$(97,981)	$31,314

Net assets (liabilities) at fair value	$(12,018)	$(358)	$—	$—	$(12,376)	$(3,706)	$(5,501)	$(17,739)	$—	$(26,946)

*	Relates primarily to exchange traded futures. Gain and loss positions on multiple contracts are settled net on a daily basis with the exchange.

“Level 1” measurements were obtained using unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. These include commodity futures contracts that are traded on an exchange. These also include common stock warrants (Note 19), beginning in September 2011, when the warrants began to be traded on the New York Stock Exchange.

“Level 2” measurements use as inputs market observable and corroborated prices for similar commodity derivative contracts. Assets and liabilities classified as Level 2 include over-the-counter (OTC) traded forwards contracts and swaps.

“Level 3” measurements were obtained using information from a pricing service and internal valuation models incorporating observable and unobservable market data. These include commodity derivatives, such as forwards and swaps for which there is not a highly liquid market, and therefore are not included in Level 2 above. Level 3 measurements also included common stock warrants until September 2011, when the warrants began to be traded on the New York Stock Exchange. Prior to that point, we used a Black-Scholes pricing model to estimate the fair value of the warrants.

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

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

15.	FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK, Continued

The following table summarizes changes in the fair value of our net financial assets (liabilities) classified as Level 3 in the fair value hierarchy (in thousands):

	Successor									Predecessor
	Year Ended December 31, 2011			Year Ended December 31, 2010			Month Ended December 31, 2009			Eleven Months Ended November 30, 2009
	Warrants	Commodity Derivatives	Total	Warrants	Commodity Derivatives	Total	Warrants	Commodity Derivatives	Total	Commodity Derivatives
Net assets (liabilities)—beginning balance	$(17,192)	$(547)	$(17,739)	$(16,909)	$(23,438)	$(40,347)	$(16,037)	$(15,663)	$(31,700)	$11,324
Transfers out of Level 3(*)	8,934	(419)	8,515	—	4,072	4,072	—	—	—	—
Total realized and unrealized gain (loss) included in earnings(**)	8,258	2,783	11,041	(283)	(5,351)	(5,634)	(872)	(5,372)	(6,244)	(34,390)
Settlements	—	(1,817)	(1,817)	—	24,170	24,170	—	(2,403)	(2,403)	10,610
Fresh-start and plan effect adjustments		—	—	—	—	—	—	—	—	(19,244)

Net assets (liabilities)—ending balance	$—	$—	$—	$(17,192)	$(547)	$(17,739)	$(16,909)	$(23,438)	$(40,347)	$(31,700)

Amount of total gain or loss included in earnings for the period attributable to the change in unrealized gain or loss relating to assets and liabilities still held at the reporting date	$—	$—	$—	$(283)	$(547)	$(830)	$(872)	$(10,222)	$(11,094)	$(13,158)

(*)	In these tables transfers in and transfers out are recognized as of the beginning of the reporting period for commodity derivatives and as of the transfer date for warrants.
(**)	Gains and losses related to commodity derivatives are reported in product revenue, gains and losses related to warrants are recorded in other expense (income), and gains and losses related to fresh-start and plan effect adjustments are recorded in reorganization items gain (loss) in the consolidated statements of operations.

Commodity derivative contracts

Our consolidated results of operations and cash flows are impacted by changes in market prices for petroleum products. This exposure to commodity price risk is managed, in part, by entering into various commodity derivatives.

We seek to manage the price risk associated with our marketing operations by limiting our net open positions through (i) the concurrent purchase and sale of like quantities of crude oil to create back-to-back transactions that are intended to lock in positive margins based on the timing, location or quality of the crude oil purchased and delivered or (ii) derivative contracts. Our storage and transportation assets also can be used to mitigate location and time basis risk. All marketing activities are subject to our comprehensive risk management policy, which establishes limits in order to manage risk and mitigate financial exposure.

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

15.	FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK, Continued

As described in Note 5, we contributed the primary operating assets of SemStream to NGL Energy on November 1, 2011, including all of SemStream’s commodity derivatives. Prior to November 1, 2011, SemStream managed commodity price risk by limiting its net open positions subject to outright price risk and basis risk resulting from grade, location or time differences. SemStream did so by selling and purchasing similar quantities of natural gas liquids with purchase and sale transactions for current or future delivery, by entering into future delivery and purchase obligations with futures contracts or other commodity derivatives and employing its storage and transportation assets. SemStream at times hedged its natural gas liquids commodity price exposure with derivatives on commodities other than natural gas liquids due to the limited size of the market for natural gas liquids derivatives. In addition, physical transaction sale and purchase strategies were intended to lock in positive margins for SemStream, e.g., the sales price was sufficient to cover purchase costs, any other fixed and variable costs and SemStream’s profit. All marketing activities were subject to our risk management policy, which establishes limits to manage risk and mitigate financial exposure.

Our commodity derivatives were comprised of swaps, future contracts, and forward contracts of crude oil and natural gas liquids. These are defined as follows:

Swaps—Over the counter transactions where a floating price, basis or index is exchanged for a fixed (or a different floating) price, basis, or index at a preset schedule in the future according to an agreed-upon formula.

Futures contracts—Exchange traded contracts to buy or sell a commodity. These contracts are standardized by the exchange in terms of quality, quantity, delivery period and location for each commodity.

Forward contracts—Over the counter contracts to buy or sell a commodity at an agreed upon future date. The buyer and seller agree on specific terms (price, quantity, delivery period, and location) and conditions at the inception of the contract.

The following table sets forth the notional quantities for derivative instruments entered into (amounts in thousands of barrels):

	Successor
	Year Ended December 31, 2011	Year Ended December 31, 2010
Sales	18,869	16,227
Purchases	18,572	14,955

We have not designated any of our commodity derivative instruments as accounting hedges. We record the fair value of our commodity derivative instruments on our consolidated balance sheets in other current assets and other current liabilities in the following amounts (in thousands):

Successor
December 31, 2011		December 31, 2010
Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
$162	$—	$4,368	$14,122

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

15.	FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK, Continued

Realized and unrealized gains (losses) from our commodity derivatives were recorded to product revenue in the following amounts (in thousands):

Successor			Predecessor
Year Ended December 31, 2011	Year Ended December 31, 2010	Month Ended December 31, 2009	Eleven Months Ended November 30, 2009
$2,153	$(11,969)	$(13,589)	$(32,268)

Interest rate swaps

As described in Note 17, we entered into certain interest swaps during February 2011. The swaps are recorded at fair value in other noncurrent liabilities on the consolidated balance sheet, with changes in the fair value (net of income taxes) recorded to other comprehensive income (loss).

Concentrations of risk

During the year ended December 31, 2011, no individual customer accounted for more than 10% of our consolidated revenue. At December 31, 2011, one customer of the SemCrude segment accounted for approximately 16% of our consolidated accounts receivable.

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

During the eleven months ended November 30, 2009, we generated approximately $178.4 million in revenue from one customer of the Crude segment, which represented approximately 20% of our consolidated revenue from continuing operations. Approximately 17% of our consolidated costs of products sold were purchased from one of the Crude segment’s suppliers.

Assets and liabilities of subsidiaries outside the United States

The following table summarizes the assets and liabilities (excluding affiliate balances) at December 31, 2011 of our subsidiaries outside the United States (amounts in thousands):

	Canada	United Kingdom	Mexico	Total
Cash and cash equivalents	$47,791	$9,964	$8,754	$66,509
Other current assets	63,418	2,836	29,979	96,233
Noncurrent assets	167,513	170,371	50,506	388,390

Total assets	278,722	183,171	89,239	551,132

Current liabilities	$33,480	$23,979	$23,374	$80,833
Noncurrent liabilities	80,282	33,686	4,258	118,226

Total liabilities	113,762	57,665	27,632	199,059

Net assets	$164,960	$125,506	$61,607	$352,073

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

15.	FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK, Continued

Employees

At December 31, 2011, we had approximately 710 employees, including approximately 480 employees outside the U.S. Approximately 106 of the employees in Canada and Mexico are represented by labor unions and are subject to collective bargaining agreements. Of these employees, approximately 55 are subject to collective bargaining agreements that will expire in 2012 and approximately 51 expiring in 2013.

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

As described in Note 5, SemCAMS and SemCanada Crude were deconsolidated from the Petition Date through the Emergence Date. Amounts shown for income (loss) from continuing operations before income taxes and for provision (benefit) for income taxes in the following tables do not include SemCAMS and SemCanada Crude for the eleven months ended November 30, 2009.

Income tax expense (benefit)

Our consolidated income (loss) from continuing operations before income taxes was generated in the following jurisdictions (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Month Ended December 31, 2009	Eleven Months Ended November 30, 2009
U.S.	$30,292	$(35,242)	$(18,478)	$3,488,471
Foreign	(29,886)	(105,487)	(26,863)	53,531

Consolidated	$406	$(140,729)	$(45,341)	$3,542,002

The following table summarizes income tax expense (benefit) from continuing operations by jurisdiction (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Month Ended December 31, 2009	Eleven Months Ended November 30, 2009
Current income tax provision (benefit):
Foreign	$7,427	$7,376	$(2,518)	$(53,182)
U.S. federal	—	—	—	—
U.S. state	4	120	106	—

	7,431	7,496	(2,412)	(53,182)
Deferred income tax provision (benefit):
Foreign	(7,252)	(16,570)	(5,146)	59,492
U.S. federal	(2,251)	2,450	311	—
U.S. state	(344)	401	38	—

	(9,847)	(13,719)	(4,797)	59,492

Provision (benefit) for income taxes	$(2,416)	$(6,223)	$(7,209)	$6,310

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

16.	INCOME TAXES, Continued

The following table reconciles income tax provision (benefit) at the U.S. federal statutory rate to the consolidated provision (benefit) for income taxes (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Month Ended December 31, 2009	Eleven Months Ended November 30, 2009
Income (loss) from continuing operations before income taxes	$406	$(140,729)	$(45,341)	$3,542,002
U.S. federal statutory rate	35%	35%	35%	35%

Provision at statutory rate	142	(49,255)	(15,869)	1,239,701
State income taxes—net of federal benefit	(221)	339	93	—
Effect of rates other than statutory	(1,360)	2,447	(7,151)	(4,226)
Effect of U.S. taxation on foreign branches	(10,460)	(36,920)	—	—
Foreign tax adjustment	—	—	(1,442)	(10,595)
Impairment of goodwill	15,745	21,411	—	—
Partnership income not subject to tax provision	—	—	—	(1,218,570)
Foreign tax credit and offset to branch deferreds	9,339	13,392	(99,190)	—
Impact of valuation allowance on deferred tax assets	(13,152)	38,184	115,418	—
Other, net	(2,449)	4,179	932	—

Provision for income taxes	$(2,416)	$(6,223)	$(7,209)	$6,310

For the eleven months ended November 30, 2009, SemGroup, L.P. was a partnership and, therefore, was not subject to U.S. federal and state income taxes. For the month ended December 31, 2009 and the years ended December 31, 2010 and 2011, the foreign subsidiaries are disregarded entities for U.S. federal income tax purposes. The foreign earnings are taxed in foreign jurisdictions as well as in the U.S. Foreign tax credits, subject to limitations, are available to reduce U.S. taxes.

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

16.	INCOME TAXES, Continued

Deferred tax positions

Deferred income taxes reflect the effects of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. Significant components of deferred tax assets and liabilities are as follows at December 31, 2011 and 2010 (in thousands):

	Successor
	December 31, 2011	December 31, 2010
Deferred tax assets:
Net operating loss and other credit carryforwards	$43,009	$34,625
Compensation and benefits	1,606	3,334
Unrealized gain/(loss)	93	—
Inventories	48	729
Intangible assets	56,328	40,212
Pension plan	4,541	3,398
Allowance for doubtful accounts	2,189	5,573
Deferred revenue	7,281	7,267
Foreign tax credit and offset to branch deferreds	77,293	84,969
Other	6,798	5,984
less: valuation allowance	(148,945)	(162,202)

Net deferred tax assets	50,241	23,889

Deferred tax liabilities:
Intangible assets	(9,069)	(12,582)
Prepaid expenses	(142)	(109)
Unrealized gain/(loss)	—	(2,497)
Property, plant and equipment	(76,957)	(90,803)
Equity Investment in partnerships	(28,696)	(1,658)
Other	(8,586)	(1,379)

Total deferred tax liabilities	(123,450)	(109,028)

Net deferred tax assets (liabilities)	$(73,209)	$(85,139)

At December 31, 2011, we had a cumulative U.S. federal net operating loss of approximately $105.5 million that can be carried forward to apply against taxable income generated in future years. This carry forward begins to expire in 2029. We had U.S. capital losses of approximately $4.3 million and cumulative U.S. state net operating losses of approximately $80.9 million available for carry forward, which begin to expire in 2014.

Due to our emergence from bankruptcy and overall restructuring, we have recorded a valuation allowance on deferred tax assets. This valuation allowance decreased by $13.2 million in 2011 due primarily to a net increase in the amount of certain liabilities that have been considered as a source of future taxable income in establishing the amount of the valuation allowance. We have not yet been able to benefit from the net operating loss and foreign tax credit carry forwards above the extent of these liabilities. The current year net increase in the deferred tax liabilities results primarily from non-recognition of the gain recorded on the SemStream segment transaction as described in Note 6.

We have analyzed filing positions in all of the federal, state and foreign jurisdictions where we are required to file income tax returns and determined that no accruals related to uncertainty in tax positions are required. All income tax years of the company ending after the Emergence Date remain open for examination in all

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

16.	INCOME TAXES, Continued

jurisdictions. In foreign jurisdictions, all tax years within the revelant statute of limitations for periods prior to the Emergence Date remain open for examination.

Income taxable to partners prior to Emergence Date

Prior to the Emergence Date, SemGroup L.P.’s earnings were allocated to its general and limited partners, who were responsible for any related U.S. federal and state income taxes. Net earnings for financial statement purposes may have differed significantly from taxable income reportable to the partners, due to differences between the tax basis and financial reporting basis of assets and liabilities and also due to the taxable income allocation requirements under SemGroup, L.P.’s partnership agreement.

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

Pro forma income tax provision (unaudited)

We estimate that, had we become a taxable corporation on January 1, 2009, the Predecessor’s provision for income taxes would have been $1.2 billion for the eleven months ended November 30, 2009. This estimated pro forma income tax provision assumes that the gain on extinguishment of debt in the reorganization process would have been a taxable event. The pro forma tax provision was calculated by applying an assumed U.S. federal and state income tax rate of 35.53% to actual historical income before income taxes, taking into account estimated permanent differences. The pro forma tax provision may not be indicative of the results that actually would have occurred if we had become a taxable corporation on January 1, 2009 or the results that may occur in the future.

17.	LONG-TERM DEBT

Our long-term debt consisted of the following (in thousands):

	Successor
	December 31, 2011	December 31, 2010
SemGroup corporate revolving credit facility	$82,000	$—
Previous SemGroup corporate credit facilities	—	324,065
Rose Rock credit facility	—	—
SemLogistics credit facility	23,180	24,289
SemMexico credit facility	4,046	—
Capital leases	109	89

Total long-term debt	109,335	348,443
less: current portion of long-term debt	26,058	12

Noncurrent portion of long-term debt	$83,277	$348,431

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

17.	LONG-TERM DEBT, Continued

SemGroup corporate credit agreement

During June 2011, we entered into a new credit agreement that consisted of a revolving facility, a Term Loan A and a Term Loan B. We used the proceeds from the new credit facilities to retire our previous revolving credit facility and term loan, which we had entered into upon emergence from bankruptcy. Later in 2011, we retired the Term Loan A and Term Loan B on the new credit facility, using proceeds from the contribution of SemStream assets to NGL Energy, proceeds from the Rose Rock IPO and borrowings on the revolving credit facility.

The revolving credit facility has a capacity of $320 million at December 31, 2011. This capacity may be used either for cash borrowings or letters of credit, although the maximum letter of credit capacity is $250 million. At December 31, 2011, we had outstanding cash borrowings of $82 million on this facility and outstanding letters of credit of $12.5 million. The principal is due on June 20, 2016, and any letters of credit expire on June 13, 2016. Earlier principal payments may be required if we enter into certain transactions to sell assets or obtain new borrowings. We have the right to make additional principal payments without incurring any penalties for early repayment.

Interest on revolving credit cash borrowings is charged at either a Eurodollar rate or an alternate base rate, at our election. The Eurodollar rate is calculated as:

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

At December 31, 2011, there was $82 million of outstanding revolving cash borrowings, $75 million of which incurred interest at the Eurodollar rate and $7 million of which incurred interest at the alternate base rate. The interest rate in effect at December 31, 2011 on the $75 million of Eurodollar rate borrowings was 3.16%, calculated as LIBOR of 0.28% plus a margin of 2.875%. The interest rate in effect at December 31, 2011 on the $7 million of alternate base rate borrowings was 5.125%, calculated as the prime rate of 3.25% plus a margin of 1.875%.

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

Fees are charged on any outstanding letters of credit at a rate that ranges from 2.5% to 4.0%, depending on a leverage ratio specified in the credit agreement. At December 31, 2011, the rate in effect was 2.875%. In addition, a fronting fee of 0.25% is charged on outstanding letters of credit. A commitment fee of 0.5% is charged on any unused capacity on the revolving credit facility. In addition, we are charged an annual administrative fee of $0.1 million. We also paid $11.9 million of fees to lenders and advisors, $5.2 million of which is attributable to the revolving credit agreement, and which was recorded in other noncurrent assets and is being amortized over the life of the agreement. The remaining $6.7 million of these fees were attributable to the term loans, and were fully amortized during 2011.

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

17.	LONG-TERM DEBT, Continued

We recorded interest expense related to the new SemGroup revolving credit facility of $2.8 million for the year ended December 31, 2011, including amortization of debt issuance costs. We recorded interest expense related to the SemGroup Term Loans A and B of $13.1 million for the year ended December 31, 2011, including amortization of debt issuance costs.

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

The credit agreement restricts our ability to make certain types of payments related to our capital stock, including the declaration or payment of dividends. The credit agreement is guaranteed by all of our material domestic subsidiaries (except for Rose Rock Midstream Holdings, L.L.C.) and secured by a lien on substantially all of our property and assets, subject to customary exceptions. At December 31, 2011, we were in compliance with the terms of the credit agreement.

As a condition upon the closing and effectiveness of the Rose Rock revolving credit facility, SemGroup Corporation agreed to reduce its revolving racility commitment to $300 million within 30 days following the closing of Rose Rock’s IPO.

Previous SemGroup Corporation term loan and revolving credit facilities

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

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

17.	LONG-TERM DEBT, Continued

Fees ranging from 1.5% to 2.5% were charged on any lender commitments that we did not utilize.

Interest was charged on the term loan at a rate of 9%. We had the option under certain circumstances to defer interest on the term loan; when we selected this option, interest was charged during that period at a rate of 11%.

We recorded interest expense related to these facilities of $39.3 million during the year ended December 31, 2011, $71.5 million during the year ended December 31, 2010, and $5.7 million during the month ended December 31, 2009. Included in interest expense is the amortization of debt issuance costs of $22.2 million for the year ended December 31, 2011 (which includes a $17.4 million reduction due to the refinancing of the credit facility) and $23.6 million for the year ended December 31, 2010.

Rose Rock credit facility

On November 10, 2011, our subsidiary Rose Rock entered into a senior secured revolving credit facility agreement. This credit facility became effective upon completion of the Rose Rock IPO on December 14, 2011. This credit agreement provides for a revolving credit facility of $150 million. The agreement also provides that the revolving credit facility may, under certain conditions, be increased by up to $200 million. The credit facility includes a $75 million sub-limit for the issuance of letters of credit for the account of Rose Rock or its loan parties. All amounts outstanding under the facility will be due and payable on December 14, 2016.

At Rose Rock’s option, amounts borrowed under the credit agreement will bear interest at either the Eurodollar rate or an alternate base rate (“ABR”), plus, in each case, an applicable margin. Until the date the financial statements relating to the first quarter after the effective date of the credit agreement have been delivered, the applicable margin relating to any Eurodollar loan will be 2.25% and with respect to any ABR loan will be 1.25%. After such financial statements have been delivered, the applicable margin will range from 2.25% to 3.25% in the case of a Eurodollar rate loan, and from 1.25% to 2.25% in the case of an ABR loan, in each case, based on a leverage ratio. At December 31, 2011, there were no revolving cash borrowings.

Fees are charged on any outstanding letters of credit at a rate that ranges from 2.25% to 3.25%, depending on a leverage ratio specified in the credit agreement. At December 31, 2011, there were $22.6 million in outstanding letters of credit, and the rate in effect was 2.25%. In addition, a fronting fee of 0.25% is charged on outstanding letters of credit.

A commitment fee that ranges from 0.375% to 0.50%, depending on a leverage ratio specified in the credit agreement, is charged on any unused capacity of the revolving credit facility. In addition, we are charged an annual administrative fee of $0.1 million. The credit facility also allows for the use of Secured Bilateral Letters of Credit. At December 31, 2011, we had $17.0 million of Bilateral Letters of Credit outstanding and the interest rate in effect was 1.75%.

We recorded $0.1 million of interest expense during December 2011 related to this facility, including amortization of debt issuance costs.

The credit agreement includes customary representations and warranties and affirmative and negative covenants. The covenants in the agreement include limitations on creation of new indebtedness and liens, entry into sale and lease-back transactions, investments, and fundamental changes including mergers and consolidations, dividends and other distributions, material changes in Rose Rock’s business and modifying certain documents. The agreement also requires the maintenance of a specified consolidated leverage ratio and an interest coverage ratio. In addition, the agreement prohibits any commodity transactions that are not permitted by Rose Rock’s Comprehensive Risk Management Policy.

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

17.	LONG TERM DEBT, Continued

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

The credit agreement restricts Rose Rock’s ability to make certain types of payments relating to its capital stock, including the declaration or payment of dividends; provided that Rose Rock may make quarterly distributions of available cash so long as no default under the agreement then exists or would result therefrom. The agreement is:

•	guaranteed by all of Rose Rock’s material domestic subsidiaries; and

•	secured by a lien on substantially all of the property and assets of Rose Rock and the guarantors, subject to customary exceptions.

At December 31, 2011, we were in compliance with the terms of the credit agreement.

SemLogistics credit facilities

SemLogistics entered into a credit agreement in December 2010, which includes a £15 million term loan and a £15 million revolving credit facility (U.S. $23.2 million each, at the December 31, 2011 exchange rate). The proceeds from this new facility were used to retire SemLogistics’ previous credit facility.

The revolving credit facility can be utilized either for cash borrowings or letters of credit. The number of cash borrowings may not exceed five at any point in time and the number of outstanding letters of credit may not exceed ten at any point in time. At December 31, 2011, no cash borrowings were outstanding under the revolving facility and no letters of credit were utilized.

Interest is charged on both the term loan and the revolving loans (including letters of credit) at a floating rate, which is calculated as LIBOR plus a margin that ranges from 1.75% to 2.5%, depending on whether SemLogistics meets certain financial ratios specified in the agreement. The interest rate in effect at December 31, 2011 was 2.84%, which was calculated as 1.75% plus the LIBOR rate of 1.09%. Interest on the term loan and revolving facility are payable quarterly. A commitment fee of 0.50% is charged on any unused commitments under the facility and is payable quarterly. In addition, SemLogistics paid fees of $1.3 million upon inception of the facility, which were recorded to other noncurrent assets and are being amortized over the life of the facility.

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

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

17.	LONG-TERM DEBT, Continued

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

SemLogistics recorded interest expense of $1.0 million for the year ended December 31, 2011, $4.0 million for the year ended December 31, 2010, and $0.4 million for the month ended December 31, 2009, including amortization of debt issuance costs. SemLogistics recorded the fair value of the interest swaps as a noncurrent liability of $0.4 million at December 31, 2011, with a corresponding adjustment to other comprehensive income (net of income taxes).

At December 31, 2011, the outstanding balance of the SemLogistics credit facility has been classified as a current liability as we have committed to the banks to terminate the credit facility by March 31, 2012. The interest rate swaps will be terminated with an expected loss on closure of £250,000 (U.S. $0.4 million at the December 31, 2011 exchange rate). At December 31, 2011, unamortized capitalized loan fees of $0.8 million were included in other assets, net on the consolidated balance sheet.

At December 31, 2011, we were in compliance with the terms of the credit agreement.

SemCrude Pipeline credit facility

SemCrude Pipeline, L.L.C. (“SemCrude Pipeline”), which is a wholly-owned subsidiary that holds our ownership interest in White Cliffs, borrowed $125 million under a credit agreement on November 30, 2009. SemCrude Pipeline retired this facility during September 2010.

Interest was generally charged on the SemCrude Pipeline credit facility at a floating rate, which was calculated as 6% plus the greater of LIBOR or 1.5%. In addition, we paid $4.8 million in fees to the lender at the inception of the agreement, which have been fully amortized. We recorded interest expense related to this facility of $11.0 million during the year ended December 31, 2010 and $1.1 million for the month ended December 31, 2009.

SemMexico facilities

During 2010, SemMexico entered into a credit agreement that allowed SemMexico to borrow up to 80 million Mexican pesos at any time through June 2011. Borrowings on this facility are required to be repaid with monthly payments through May 2013. At December 31, 2011, borrowings of 56.7 million pesos (U.S. $4.0 million) were outstanding on this facility. Borrowings are unsecured and bear interest at the bank prime rate in Mexico plus 1.5%. At December 31, 2011, the interest rate in effect was 6.31%, calculated as 1.5% plus the bank prime rate of 4.81%.

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

17.	LONG-TERM DEBT, Continued

SemMexico also has outstanding letters of credit of 210 million Mexican pesos at December 31, 2011 (U.S. $15.0 million). Fees are generally charged on outstanding letters of credit at a rate of 0.40% for 196 million Mexican pesos (U.S. $14.0 million) in letters of credit and 1.0% for 14 million Mexican pesos (U.S. $1.0 million) in letters of credit.

During 2011, SemMexico entered into an additional credit agreement that allows SemMexico to borrow up to 56 million Mexican pesos (U.S. $4.0 million at the December 31, 2011 exchange rate) at any time during the term of the facility, which matures in August 2012. Borrowings would be unsecured and would bear interest at the bank prime rate in Mexico plus 1.7%.

SemMexico recorded interest expense of $0.4 million during the year ended December 31, 2011 related to these facilities.

At December 31, 2011, we were in compliance with the terms of these facilities.

Scheduled principal payments

The following table summarizes the scheduled principal payments as of December 31, 2011 (in thousands). As described above, our credit agreements require accelerated principal payments under certain circumstances. As a result, principal payments may occur earlier than shown in the table below.

	SemGroup Facility	Rose Rock Facility	SemLogistics Facility	SemMexico Facility	Capital Leases	Total
For the year ended:
December 31, 2012	$—	$—	$23,180	$2,857	$21	$26,058
December 31, 2013	—	—	—	1,189	21	1,210
December 31, 2014	—	—	—	—	21	21
December 31, 2015	—	—	—	—	21	21
December 31, 2016	82,000	—	—	—	20	82,020
Thereafter	—	—	—	—	5	5

Total	$82,000	$—	$23,180	$4,046	$109	$109,335

Fair value

We estimate that the fair value of our long-term debt was not materially different than the recorded values at December 31, 2011. We estimate that the fair value of our fixed-rate term loan was $316.4 million at December 31, 2010 (compared to a recorded value of $308.7 million) and that the fair value of the other (floating rate) credit agreements approximated their recorded values at December 31, 2010.

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

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

17.	LONG-TERM DEBT, Continued

All of the long-term debt prior to the Emergence Date, with the exception of certain capital leases, was repaid, refinanced, or extinguished as part of the reorganization process.

While in bankruptcy, we only recorded interest expense to the extent such interest was expected to be paid. Interest obligations in the amount of $221 million during the eleven months ended November 30, 2009 related to pre-petition credit agreements that were expected to be compromised (i.e., not paid in full) in the reorganization process were not recorded as expenses.

18.	COMMITMENTS AND CONTINGENCIES

Bankruptcy matters

(a)	Confirmation order appeals

Manchester Securities appeal. On October 21, 2009, Manchester Securities Corporation, a creditor of SemGroup Holdings, L.P. (one of our subsidiaries), filed an objection to the Plan of Reorganization. In the objection, Manchester argued that the Plan of Reorganization should not be confirmed because it did not provide for an alleged $50 million claim of SemGroup Holdings, L.P. against SemCrude Pipeline, L.L.C. (another of our subsidiaries). On October 28, 2009, the bankruptcy court overruled the objection and entered the confirmation order approving the Plan of Reorganization. On November 4, 2009, Manchester filed a notice of appeal of the confirmation order. On December 4, 2009, Manchester’s appeal was docketed in the United States District Court for the District of Delaware. We filed a motion to dismiss the appeal as equitably moot. On February 18, 2011, the District Court granted our motion to dismiss the appeal. On March 22, 2011, Manchester filed a notice to appeal this order. On January 2, 2012, the United States Court of Appeals affirmed the judgment of the District Court to dismiss the appeal. Manchester has not filed a petition for rehearing or a petition for a writ of certiorari with the United States Supreme Court. The deadline for filing a petition for rehearing has passed. The deadline for filing a petition for a writ of certiorari with the Supreme Court is March 2, 2012.

Luke Oil appeal. On October 21, 2009, Luke Oil Company, C&S Oil/Cross Properties, Inc., Wayne Thomas Oil and Gas and William R. Earnhardt Company (collectively, “Luke Oil”) filed an objection to the Plan of Reorganization “to the extent that the Plan of Reorganization may alter, impair, or otherwise adversely affect Luke Oil’s legal rights or other interests.” On October 28, 2009, the bankruptcy court overruled the Luke Oil objection and entered the confirmation order. On November 6, 2009, Luke Oil filed a notice of appeal. On December 23, 2009, Luke Oil’s appeal was docketed in the United States District Court for the District of Delaware. We filed a motion to dismiss the appeal as equitably moot. Briefing on this matter is complete, but the motion to dismiss has not been ruled upon by the District Court. While we believe that this action is without merit and are vigorously defending this matter on appeal, an adverse ruling on this action could have a material adverse impact on us.

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

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

18.	COMMITMENTS AND CONTINGENCIES, Continued

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

SEC. On August 5, 2008 and September 5, 2008, we received requests for voluntary production from the Securities and Exchange Commission (“SEC”). On September 24, 2008, the SEC entered an Order Directing Private Investigation and Designating Officers to Take Testimony that pertains to us. The SEC has also served us with subpoenas dated October 24, 2009, December 11, 2009 and November 15, 2010, seeking further documents and information. We complied with the SEC requests and subpoenas. On November 28, 2011, the staff of the SEC notified us that their investigation had been completed and that they did not intend to recommend any enforcement action by the Commission.

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

In a letter dated August 18, 2011, Blueknight claimed that SemCrude owes Blueknight approximately 141,000 barrels of crude oil. We responded to Blueknight’s letter denying their charges and requesting documentation from Blueknight of its claim. We continued to respond to requests for information and to review documentation provided by Blueknight; however, on February 14, 2012, Blueknight filed suit against us, Rose Rock Midstream GP, L.L.C. and Rose Rock Midstream, L.P. in the District Court of Oklahoma County, Oklahoma in connection with this claim. We continue to maintain that there is no basis for their claim and will vigorously defend this matter; however, we cannot reliably predict the outcome.

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

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

18.	COMMITMENTS AND CONTINGENCIES, Continued

The Kansas Department of Health and Environment (“the KDHE”) initiated discussions during our bankruptcy proceeding regarding six of our sites in Kansas (five owned by SemCrude and one owned by SemGas) that KDHE believes, based on their historical use, may have soil or groundwater contamination in excess of state standards. KDHE sought our agreement to undertake assessments of these sites to determine whether they are contaminated. We reached an agreement with KDHE on this matter and entered into a Consent Agreement and Final Order with KDHE to conduct environmental assessments on the sites and to pay KDHE’s costs associated with their oversight of this matter. We have conducted phase II investigations at all sites. Four of the six sites have limited amounts of soil contamination that will be excavated and/or remediated on site. Four of the six sites appear to have ground water contamination that may require further delineation and/or on-going monitoring. We are preparing work plans to submit to the State of Kansas for approval. We do not anticipate any penalties or fines for these historical sites.

A water pipeline break occurred at a SemCAMS facility during August 2010. This resulted in a spill of material that was predominantly salt water containing a small amount of hydrocarbons. The incident was investigated by Environment Canada and Alberta Environment. On February 14, 2012, charges were filed against SemCAMS by the Federal Government of Canada (Department of Fisheries) and the Province of Alberta (Alberta Environment) in connection with this incident. SemCAMS is summoned to appear in court in Fox Creek, Province of Alberta to respond to the charges. We are currently reviewing the charges and will request disclosure from the agencies in order to determine our response. Although it is not possible to predict the outcome of these proceedings, we accrued a liability for estimated fines and environmental contributions of $0.4 million in December 2010 which we still carry on our books at December 31, 2011.

Asset retirement obligations

We will be required to incur significant removal and restoration costs when we retire our natural gas gathering and processing facilities in Canada. We have recorded a liability associated with these obligations, which is reported within other noncurrent liabilities on the consolidated balance sheets. The following table summarizes the changes in this liability from November 30, 2009 (the date we reconsolidated SemCAMS) through December 31, 2011 (in thousands):

Balance at November 30, 2009 (Successor)	$23,791
Accretion	205
Changes in estimated timing and amount of payments (Note 6)	4,738
Currency translation adjustments	262

Balance at December 31, 2009 (Successor)	28,996

Accretion	3,523
Payments made	(1,144)
Currency translation adjustments	1,509

Balance at December 31, 2010 (Successor)	32,884

Accretion	4,114
Payments made	(341)
Currency translation adjustments	(771)

Balance at December 31, 2011 (Successor)	$35,886

The December 31, 2011 liability was calculated using the $105.3 million cost we estimate we would incur to retire these facilities, discounted based on our risk-adjusted cost of borrowing and the estimated timing of remediation.

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

18.	COMMITMENTS AND CONTINGENCIES, Continued

The calculation of the liability for an asset retirement obligation requires the use of significant estimates, including those related to the length of time before the assets will be retired, cost inflation over the assumed life of the assets, actual remediation activities to be required, and the rate at which such obligations should be discounted. Future changes in these estimates could result in material changes in the value of the recorded liability. In addition, future changes in laws or regulations could require us to record additional asset retirement obligations. The $105.3 million estimated cost represents only our proportionate share of the obligations associated with these facilities. An additional $44.2 million of estimated costs are attributable to third-party owners’ proportionate share of the obligations. If an owner fails to perform on its obligations, the other owners (including SemGroup) could be obligated to bear that party’s share of the remediation costs.

Our other segments may also be subject to removal and restoration costs upon retirement of their facilities. However, we do not believe the present value of such obligations under current laws and regulations, after taking into account the estimated lives of our facilities, is material to our financial position or results of operations.

Leases

We have entered into capital and operating lease agreements for office space, office equipment, land, trucks and tank storage. Future minimum payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2011 are as follows (in thousands):

	Capital Leases	Operating Leases
For year ending:
December 31, 2012	$21	$5,185
December 31, 2013	21	4,674
December 31, 2014	21	2,446
December 31, 2015	21	1,774
December 31, 2016	20	1,564
Thereafter	5	7,920

Total future minimum lease payments	$109	$23,563

SemGroup Corporation recorded lease and rental expenses of $9.4 million for the year ended December 31, 2011, $10.6 million for the year ended December 31, 2010 and $1.1 million for the month ended December 31, 2009. SemGroup, L.P. recorded lease and rental expense from continuing operations of $7.5 million for the eleven months ended November 30, 2009.

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

18.	COMMITMENTS AND CONTINGENCIES, Continued

Purchase and sale commitments

We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We account for these commitments as normal purchases and sales, and therefore we do not record assets or liabilities related to these agreements until the product is purchased or sold. At December 31, 2011, such commitments included the following (in thousands):

	At December 31, 2011
	Volume (barrels)	Value ($)
Fixed price purchases	150	13,442
Fixed price sales	150	14,496
Floating price purchases	32,217	3,128,239
Floating price sales	32,835	3,140,511

Certain of the commitments shown in the table above relate to agreements to purchase product from a counterparty and to sell a similar amount of product (in a different location) to the same counterparty. Many of the commitments shown in the table above are cancellable by either party, as long as notice is given within the time frame specified in the agreement (generally 30 to 120 days).

In addition, our SemGas segment enters into contracts under which we are responsible for marketing the majority of the gas and natural gas liquids produced by the counterparties to the agreements. In 2011, the majority of SemGas’ revenues were generated from such contracts.

19.	EQUITY

Common stock

Upon emergence from bankruptcy, we issued 40,882,496 shares of common stock. The Plan of Reorganization specified that we were to issue an additional 517,500 shares of common stock in settlement of pre-petition claims. As of December 31, 2011, we have issued 182,174 shares of this stock and will issue the remainder as the process of resolving the claims progresses. The owners’ equity balances on the consolidated balance sheets include the shares that are required to be issued in settlement of pre-petition claims. The shares of common stock reflected on the consolidated balance sheet at December 31, 2011 are summarized below:

Shares issued on Emergence Date	40,882,496
Shares subsequently issued in settlement of pre-petition claims	182,174
Remaining shares required to be issued in settlement of pre-petition claims	335,326
Issuance of shares under employee and director compensation programs	419,403
Shares issued upon exercise of warrants	7

Total shares	41,819,406

Par value per share	$0.01

Common stock on December 31, 2011 balance sheet	$418,194

In addition to the shares in the table above, there are shares of unvested restricted stock outstanding at December 31, 2011. The par value of these shares has not yet been reflected in common stock on the consolidated balance sheet, as these shares have not yet vested. There are also shares of restricted stock that were returned to treasury upon forfeiture. The par value of these shares is not reflected in the consolidated balance sheet, as no accounting recognition is given to forfeited shares.

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

19.	EQUITY, Continued

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

Warrants

Upon emergence from bankruptcy protection, we issued 1,634,210 warrants. The Plan of Reorganization specified that we were to issue an additional 544,737 warrants in settlement of the pre-petition claims. As of December 31, 2011, we have issued 191,752 of the warrants and will issue the remainder as the process of resolving the claims progresses. Beginning September 2011, the warrants began trading on the New York Stock Exchange under the ticker symbol, SEMGWS. The warrants reflected on the consolidated balance sheet at December 31, 2011 are summarized below:

Warrants issued on Emergence Date	1,634,210
Warrants subsequently issued in settlement of pre-petition claims	191,752
Remaining warrants to be issued in settlement of pre-petition claims	352,985
Warrants exercised	(7)

Total warrants at December 31, 2011	2,178,940

Fair value per warrant at December 31, 2011	$5.59

Warrant value included within other noncurrent liabilities on December 31, 2011 consolidated balance sheet	$12,180,275

Each warrant entitles the holder to purchase one share of common stock for $25 at any time before the November 30, 2014 expiration date. Upon exercise, a holder may elect a cashless exercise, whereby the number of shares to be issued to the holder is reduced, in lieu of a cash payment. The closing price of our common stock was $26.06 per share on December 31, 2011. In the event of a change in control of the Company, the holders of the warrants would have the right to sell the warrants to us, and we would have the right to purchase the warrants from the holders. In either case, the price to be paid for the warrants would be calculated using a standard pricing model with inputs specified in the warrants agreement.

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

20.	EARNINGS PER SHARE

Successor

The following summarizes the calculation of basic earnings per share for the year ended December 31, 2011 and basic and diluted earnings per share for the year ended December 31, 2010 and the month ended December 31, 2009 (amounts in thousands, except per share amounts):

	Year Ended December 31, 2011
	Continuing Operations	Discontinued Operations	Net
Income (loss)	$2,822	$(10)	$2,812
less: Income attributable to noncontrolling interest	435	—	435

Numerator	$2,387	$(10)	$2,377
Common stock issued and to be issued pursuant to Plan of Reorganization	41,400	41,400	41,400
Weighted average common stock outstanding issued under compensation plans	240	240	240

Denominator	41,640	41,640	41,640

Basic earnings per share	$0.06	$0.00	$0.06

	Year Ended December 31, 2010
	Continuing Operations	Discontinued Operations	Net
Income (loss)	$(134,506)	$2,434	$(132,072)
less: Income attributable to noncontrolling interest	225	—	225

Numerator	$(134,731)	$2,434	$(132,297)
Common stock issued and to be issued pursuant to Plan of Reorganization	41,400	41,400	41,400
Weighted average common stock outstanding issued under compensation plans	2	2	2

Denominator	41,402	41,402	41,402

Basic and diluted earnings (loss) per share	$(3.25)	$0.06	$(3.20)

	Month Ended December 31, 2009
	Continuing Operations	Discontinued Operations	Net
Income (loss)	$(38,132)	$215	$(37,917)
less: Income attributable to noncontrolling interest	(25)	—	(25)

Numerator	$(38,107)	$215	$(37,892)
Common stock issued and to be issued pursuant to Plan of Reorganization	41,400	41,400	41,400

Denominator	41,400	41,400	41,400

Basic and diluted earnings (loss) per share	$(0.92)	$0.00	$(0.92)

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

20.	EARNINGS PER SHARE, Continued

The following summarizes the calculation of diluted earnings per share for the year ended December 31, 2011 (amounts in thousands, except per share amounts):

	Year Ended December 31, 2011
	Continuing Operations	Discontinued Operations	Net
Income (loss)	$2,822	$(10)	$2,812
less: Income attributable to noncontrolling interest	435	—	435
less: Income resulting from change in fair value of warrants	5,012	—	5,012

Numerator	$(2,625)	$(10)	$(2,635)
Common stock issued and to be issued pursuant to Plan of Reorganization	41,400	41,400	41,400
Weighted average common stock outstanding issued under compensation plans	240	240	240

Denominator	41,640	41,640	41,640

Diluted earnings (loss) per share	$(0.06)	$0.00	$(0.06)

Since we experienced losses from continuing operations during the year ended December 31, 2010 and the month ended December 31, 2009, the share-based compensation (described in Note 21) did not cause any dilution for these periods.

For the year ended December 31, 2011, we recorded a gain on the change in the fair value of the warrants of $5 million which creates a loss from continuing operations when excluded from the numerator for the calculation of diluted EPS for the period. For the year ended December 31, 2010, we recorded a loss on the change in the fair value of the warrants; because of this, the warrants did not cause any dilution for that period. For the month ended December 31, 2009, the average price of our common stock was at or below the exercise price of the warrants, and therefore the warrants did not cause any dilution for that period.

On January 11, 2012, we issued 91,712 shares of common stock upon the vesting of certain grants of restricted stock and restricted stock units. These shares are not reflected in the shares of common stock shown in the tables above.

Predecessor

Prior to the Emergence Date, SemGroup, L.P. was structured as a partnership. All general and limited partner ownership interests in SemGroup, L.P. were cancelled in the reorganization process.

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

20.	EARNINGS PER SHARE, Continued

The following table presents unaudited pro forma earnings per share for the eleven months ended November 30, 2009, assuming that the same number of shares of SemGroup Corporation common stock required to be issued pursuant to the Plan of Reorganization had been outstanding during the periods presented. No effect is given to equity-based compensation of the Predecessor, since such agreements were denominated in limited partner units. The pro forma earnings per share may not be indicative of the results that actually would have occurred if the equity structure of the reorganized company had been in place during the periods shown below or the results that may occur in the future. Amounts in the table are in thousands, except per share amounts.

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

SemGroup Corporation (Successor) equity awards

We have reserved a total of 2,781,635 shares of common stock for issuance pursuant to employee and director compensation programs. Upon emergence from bankruptcy, we began issuing awards of restricted stock and restricted stock units pursuant to such programs. These awards give the recipients the right to receive shares of common stock, once specified service or performance related vesting conditions are met. We record expense for these awards (and corresponding increases to additional paid-in capital) based on the grant date fair value of the awards. Although these awards are to be settled in shares, we may elect to give participants the option of settling a portion of the awards in cash, to meet statutory minimum tax withholding requirements. The activity related to these awards is summarized below:

	Unvested Shares	Average Grant Date Fair Value(*)
Awards granted - 2009	148,533	$25.00

Outstanding at December 31, 2009	148,533	$25.00

Awards granted - 2010	562,295	$25.00
Awards vested - 2010	(92,833)	$25.00
Awards forfeited - 2010	(115,093)	$25.00

Outstanding at December 31, 2010	502,902	$25.00

Awards granted - 2011 (**)	173,982	$28.90
Awards vested - 2011	(201,361)	$25.00
Awards forfeited - 2011	(65,017)	$25.36

Outstanding at December 31, 2011	410,506	$26.59

(*)	The grant date fair value of awards issued prior to our listing on the New York Stock Exchange was estimated at $25 per share, which was the per share reorganization value of the Company (described in Note 8).
(**)	For certain of the awards granted in 2011, the number of shares that will vest is contingent upon our achievement of certain specified targets. If we meet the specified maximum targets, approximately 30,000 additional shares could vest.

The following table summarizes the scheduled vesting of awards that have been granted as of December 31, 2011:

Year ended December 31, 2012	158,915 shares
Year ended December 31, 2013	107,042 shares
Year ended December 31, 2014	174,093 shares

The awards may be subject to accelerated vesting in the event of involuntary terminations.

The following table summarizes the expense we have recorded and expect to record related to awards that have been granted through December 31, 2011:

Month ended December 31, 2009	$233,720
Year ended December 31, 2010	$6,229,920
Year ended December 31, 2011	$5,424,360
Year ended December 31, 2012 (estimated)	$4,745,894
Year ended December 31, 2013 (estimated)	$1,520,852
Year ended December 31, 2014 (estimated)	$1,007,879

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

21.	EQUITY-BASED COMPENSATION, Continued

Restricted stock granted subsequent to December 31, 2011

During first quarter 2012, we granted approximately 131,700 awards of restricted stock and restricted stock units that will vest on January 19, 2015, contingent upon the continued service of the recipients. Also during the first quarter 2012, we granted certain restricted stock awards that will vest in 2015, contingent not only on the continued service of the recipients, but also on our achievement of certain specified targets. The maximum number of these awards that could vest is approximately 128,650 shares, if we meet the specified maximum performance targets.

Retention Awards

During June 2010, we granted retention awards to certain officers and employees, which were scheduled to vest in December 2011, contingent on the continued service of the recipients. Each award had a specified value that was payable either in cash or in shares of SemGroup stock.

We recorded $2.4 million of expense during 2011 and $2.0 million of expense during 2010 related to these retention awards. Upon vesting during 2011, we settled awards with a value of $1.2 million by paying cash, and we settled awards with a value of $3.2 million by issuing 125,212 shares of common stock.

22.	EMPLOYEE BENEFIT PLANS

Defined contribution plans

We sponsor defined contribution retirement plans in which the majority of employees are eligible to participate. SemGroup Corporation’s contributions to the defined contribution plans were $1.1 million for the year ended December 31, 2011, $1.3 million for the year ended December 31, 2010, and $0.1 million for the month ended December 31, 2009. SemGroup, L.P.’s contributions to the defined contribution plans related to continuing operations were $1.2 million for the eleven months ended November 30, 2009.

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

22.	EMPLOYEE BENEFIT PLANS, Continued

Pension plans

We sponsor a defined benefit pension plan and a supplemental defined benefit pension plan (collectively, the “Pension Plans”) for certain employees of the SemCAMS segment. The following table shows the projected benefit obligations and plan assets of the Pension Plans (in thousands):

	Successor
	December 31, 2011	December 31, 2010
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$29,182	$26,475
Service cost	742	783
Interest cost	1,494	1,560
Actuarial (gains) losses	1,247	3,096
Benefits paid	(5,430)	(3,985)
Currency translation adjustment	(468)	1,253

Projected benefit obligation at end of year	26,767	29,182

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	24,063	19,959
Employer contributions	2,903	5,186
Actual return on plan assets	(143)	1,831
Benefits paid	(5,430)	(3,985)
Currency translation adjustment	(385)	1,072

Fair value of plan assets at end of year	21,008	24,063

Funded status:	$(5,759)	$(5,119)

Accumulated benefit obligation at end of year	$25,242	$25,940

To compute the December 31, 2011 projected benefit obligation of the Pension Plans, we used a discount rate of 4.25% and an assumed rate of compensation increase of 3.5%. To compute the December 31, 2010 projected benefit obligation of the Pension Plans, we used a discount rate of 5.25% and an assumed rate of compensation increase of 4%.

We recorded other noncurrent liabilities of $5.8 million at December 31, 2011, and $5.1 million at December 31, 2010, to reflect the funded status of the Pension Plans. We recorded changes in the funded status of the Pension Plans to other comprehensive income (loss), net of income taxes. These amounts were a loss of $1.7 million for the year ended December 31, 2011, a loss of $2.0 million for the year ended December 31, 2010, and a gain of $0.8 million for the month ended December 31, 2009.

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

22.	EMPLOYEE BENEFIT PLANS, Continued

The following table summarizes the components of the net periodic benefit cost related to the Pension Plans (in thousands). As described in Note 5, SemCAMS was not consolidated during the eleven months ended November 30, 2009.

	Successor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Month Ended December 31, 2009
Service cost	$742	$783	$64
Interest cost	1,494	1,560	131
Expected return on plan assets	(1,585)	(1,452)	(116)
Settlement loss	703	174	—

Net periodic benefit cost	$1,354	$1,065	$79

To compute interest cost, we used discount rates of 5.25%, 6.00% and 5.75% for 2011, 2010 and 2009, respectively. To compute expected return on plan assets, we used an estimated rate of return of 6.75% for 2011 and 7.00% for 2010 and 2009.

We estimate that benefit payments from the Pension Plans will be as follows for the years 2012 – 2021 (in thousands):

Year	Estimated Benefit Payments
2012	$1,831
2013	1,727
2014	1,716
2015	1,914
2016	2,096
2017 - 2021	9,452

We estimate that we will make contributions of $1.1 million to the Pension Plans during the year ended December 31, 2012.

Substantially all of the plan’s assets are invested in pooled funds that hold highly-liquid securities. The value of each share of a pooled fund is calculated based on the quoted market prices of the assets held by the fund. The following table shows the value of each category of plan assets at December 31, 2011 and 2010 and the target investment allocation under our investment policy at December 31, 2011:

	Asset Value at December 31, 2011 (in thousands)	Asset Value at December 31, 2010 (in thousands)	Actual Allocation at December 31, 2011	Normal Allocation Per Investment Policy	Minimum Allocation Per Investment Policy	Maximum Allocation Per Investment Policy
Cash and cash equivalents	$101	$30	0%	6%	0%	25%
Pooled funds—fixed income	7,986	9,170	38%	39%	30%	50%
Pooled funds—Canadian equities	6,724	8,078	32%	30%	20%	50%
Pooled funds—non-Canadian equities	6,197	6,785	29%	25%	5%	60%

Total	$21,008	$24,063

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

22.	EMPLOYEE BENEFIT PLANS, Continued

Our investment policy for plan assets permits investments in a wide variety of assets, including certain types of derivatives. Our policy prohibits investments of plan assets in certain types of assets, including commodities, mineral rights, and collectibles. Our investment policy requires us to maintain an investment allocation within the ranges shown in the table above, and also contains more specific requirements that are designed to achieve an appropriate level of diversification. The fair values of the pension plan’s pooled funds are level 2 measurements, while the fair value of the cash and cash equivalents component of plan assets is a level 1 measurement.

Retiree medical plan

We sponsor an unfunded, post-employment health benefit plan (the “Health Plan”) for certain employees of the SemCAMS segment. The projected benefit obligation related to the Health Plan was $1.7 million at December 31, 2011 and $1.7 million at December 31, 2010, and is reported within other noncurrent liabilities on the consolidated balance sheets.

Termination benefits

The laws in Canada, the United Kingdom and Mexico require us to pay certain benefits to employees if their employment is terminated without cause. In addition, we entered into agreements with certain employees in the U.S. that would require us to pay benefits to those employees if their employment is terminated without cause before June 2, 2012. We recorded $1.6 million of expense during 2010 and $0.4 million of expense during 2011 for termination benefits related to the wind-down of certain operations of SemCanada Crude.

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

23.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in the components of accumulated other comprehensive income (loss) (in thousands):

	Currency Translation	Employee Benefit Plans	Interest Rate Swaps	Total
Balance, December 31, 2008 (Predecessor)	$(40,071)	$—	$—	$(40,071)

Currency translation adjustment	28,109	—	—	28,109

Balances prior to fresh-start reporting	(11,962)	—	—	(11,962)

Fresh-start reporting adjustment	11,962	—	—	11,962

Balance, November 30, 2009 (Successor)	—	—	—	—

Currency translation adjustment	(4,180)	—	—	(4,180)
Changes related to benefit plans, net of income tax expense of $287	—	846	—	846

Balance, December 31, 2009 (Successor)	(4,180)	846	—	(3,334)

Currency translation adjustment	6,475	—	—	6,475
Changes related to benefit plans, net of income tax benefit of $687	—	(2,026)	—	(2,026)

Balance, December 31, 2010 (Successor)	2,295	(1,180)	—	1,115

Currency translation adjustment	(13,075)	—	—	(13,075)
Changes related to interest rate swaps net income tax benefits of $74	—	—	(284)	(284)
Changes related to benefit plans, net of income tax benefit of $553	—	(1,631)	—	(1,631)

Balance, December 31, 2011 (Successor)	$(10,780)	$(2,811)	$(284)	$(13,875)

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

24.	SUPPLEMENTAL CASH FLOW INFORMATION

Operating assets and liabilities

The following table summarizes the changes in the components of operating assets and liabilities (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Month Ended December 31, 2009	Eleven Months Ended November 30, 2009
Decrease (increase) in restricted cash	$25,827	$182,898	$(36,911)	$(15,082)
Decrease (increase) in accounts receivable	28,568	(26,602)	4,567	318,706
Decrease (increase) in receivable from affiliates	(6,071)	(337)	—	—
Decrease (increase) in inventories	(8,908)	36,895	8,497	34,807
Decrease (increase) in derivatives and margin deposits	14,287	12,146	(4,495)	(4,717)
Decrease (increase) in other current assets	(7,214)	67,216	31,850	645
Decrease (increase) in other assets	(1,874)	215	6,503	1,999
Increase (decrease) in accounts payable and accrued liabilities	(9,446)	(11,349)	16,707	(106,405)
Increase (decrease) in payable to affiliates	6,614	257	—	—
Increase (decrease) in payables to pre-petition creditors	(34,490)	(217,471)	(26,787)	—
Increase (decrease) in other noncurrent liabilities	(897)	18,552	267	—

	$6,396	$62,420	$198	$229,953

Non-cash transactions

We entered into the following non-cash transactions on the Emergence Date:

•	Retired $123.7 million of existing SemCrude Pipeline debt and paid $1.3 million of debt issuance costs by issuing new debt with a principal balance of $125.0 million;

•	Settled certain liabilities subject to compromise by entering into a $300 million term loan credit agreement;

•

Retired $29.6 million of existing debt and paid $26.9 million of debt issuance costs by borrowing $56.5 million under a new revolving credit agreement. We also recorded an additional $12.1 million of long-term debt and other noncurrent assets related to deferred charges in the revolving credit agreement.

Acquisitions and disposals

On November 1, 2011, we contributed certain assets and liabilities to NGL Energy in return for cash and ownership interests in NGL Energy and its general partner. The assets and liabilities we contributed are summarized in Note 6.

At the end of September 2010, we deconsolidated White Cliffs. The assets and liabilities of White Cliffs at the time of deconsolidation are summarized in Note 6.

On November 30, 2009, we reconsolidated certain of our Canadian subsidiaries. The impact of the reconsolidation is summarized in Note 8.

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

24.	SUPPLEMENTAL CASH FLOW INFORMATION, Continued

Other supplemental disclosures

SemGroup Corporation paid cash for interest totaling $32.6 million for the year ended December 31, 2011, $44.5 million for the year ended December 31, 2010 and $2.1 million for the month ended December 31, 2009. SemGroup, L.P. paid cash for interest of $12.3 million during the eleven months ended November 30, 2009.

We elected to defer $19.2 million of interest under a term loan during 2010, as allowed under the term loan agreement. The amount of interest that we deferred was added to the principal balance of the term loan. When we made principal payments on this term loan, we classified the payments as cash used for financing activities in the consolidated statements of cash flows, regardless of whether the principal arose from the initial term loan or from previous interest deferrals.

SemGroup Corporation paid cash for income taxes (net of refunds received) in the amount of $10.1 million during the year ended December 31, 2011, $8.1 million during the year ended December 31, 2010 and $0.1 million for the month ended December 31, 2009. SemGroup, L.P. paid cash for income taxes (net of refunds received) of $3.1 million during the eleven months ended November 30, 2009.

SemGroup Corporation accrued $4.0 million at December 31, 2011, $0.1 million at December 31, 2010 and $0.9 million at December 31, 2009, for purchases of property, plant and equipment.

We recorded non-cash reorganization expense of $20.0 million for the eleven months ended November 30, 2009 (exclusive of the non-cash reorganization items gains related to the implementation of the Plan of Reorganization described in Note 8).

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

25.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized information on the consolidated results of operations of SemGroup Corporation (Successor) for the quarters during the year ended December 31, 2011 is shown below (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$406,954	$344,219	$393,404	$334,933	$1,479,510
Loss (gain) on disposal or impairment of long-lived assets, net (Note 6)	(64)	(72)	(1)	9,634	9,497
Other operating costs and expenses	394,784	335,854	387,570	321,184	1,439,392

Total expenses	394,720	335,782	387,569	330,818	1,448,889

Earnings from equity method investments	2,064	4,086	4,016	4,838	15,004

Operating income	14,298	12,523	9,851	8,953	45,625

Other expenses (income), net	14,599	22,624	(5,828)	13,824	45,219

Income (loss) from continuing operations before income taxes	(301)	(10,101)	15,679	(4,871)	406
Income tax expense (benefit)	(324)	2,218	1,308	(5,618)	(2,416)

Income (loss) from continuing operations	23	(12,319)	14,371	747	2,822
Income (loss) from discontinued operations, net of income taxes	9	20	(32)	(7)	(10)

Net income (loss)	32	(12,299)	14,339	740	2,812

Less: net income attributable to noncontrolling interests	—	—	—	435	435

Net income (loss) attributable to SemGroup	$32	$(12,299)	$14,339	$305	$2,377

Earnings (loss) per share—basic	$0.00	$(0.30)	$0.34	$0.01	$0.06
Earnings (loss) per share—diluted	$0.00	$(0.30)	$0.34	$0.01	$(0.06)

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

25.	QUARTERLY FINANCIAL DATA (UNAUDITED), Continued

Summarized information on the consolidated results of operations of SemGroup Corporation (Successor) for the quarters during the year ended December 31, 2010 is shown below (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$476,006	$315,899	$385,299	$453,130	$1,630,334
Loss on disposal or impairment of long-lived assets, net (Note 6)	20	91,369	5,192	8,469	105,050
Other operating costs and expenses	451,453	318,529	375,128	432,381	1,577,491

Total expenses	451,473	409,898	380,320	440,850	1,682,541

Earnings from equity method investments	—	—	—	1,949	1,949

Operating income (loss)	24,533	(93,999)	4,979	14,229	(50,258)

Other expenses, net	15,015	31,230	18,409	25,817	90,471

Income (loss) from continuing operations before income taxes	9,518	(125,229)	(13,430)	(11,588)	(140,729)
Income tax expense (benefit)	843	(3,357)	2,242	(5,951)	(6,223)

Income (loss) from continuing operations	8,675	(121,872)	(15,672)	(5,637)	(134,506)
Income from discontinued operations, net of income taxes	482	894	348	710	2,434

Net income (loss)	9,157	(120,978)	(15,324)	(4,927)	(132,072)

Less: net income attributable to noncontrolling interests	61	56	108	—	225

Net income (loss) attributable to SemGroup	$9,096	$(121,034)	$(15,432)	$(4,927)	$(132,297)

Earnings (loss) per share—basic	$0.22	$(2.92)	$(0.37)	$(0.12)	$(3.20)
Earnings (loss) per share—diluted	$0.20	$(2.92)	$(0.37)	$(0.12)	$(3.20)

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

26.	RELATED PARTY TRANSACTIONS

NGL Energy

As described in Note 5, we own interests in NGL Energy, which we account for under the equity method.

During the year ended December 31, 2011 we purchased natural gas, condensate and propane from NGL Energy. During the year ended December 31, 2011 we sold natural gas liquids to NGL Energy. During the year ended December 31, 2011, we received payments from NGL Energy for transition services. The amounts were as follows for the year ended December 31, 2011 (in thousands):

Revenues	$9,708
Purchases	$11,270
Reimbursements from NGL Energy for transition services	$346

White Cliffs

As described in Note 5, we sold a portion of our ownership interests in White Cliffs at the end of September 2010. Upon closing of this sale, we deconsolidated White Cliffs and began accounting for it under the equity method. During the year ended December 31, 2011, we generated approximately $2.2 million of revenue from services we provided to White Cliffs. During the period from October 1, 2010 through December 31, 2010, we generated approximately $0.5 million of revenue from services we provided to White Cliffs.

SemGroup Holdings and SemGroup Energy Partners

During 2008, we deconsolidated SemGroup Energy Partners, and we subsequently accounted for our investment in SemGroup Energy Partners under the cost method. As described in Note 5, our ownership interest in SemGroup Energy Partners was seized by creditors prior to the Emergence Date.

Also in 2008 we deconsolidated SemGroup Holdings. At December 31, 2008, we owed $150.0 million to SemGroup Holdings, which was recorded as a liability subject to compromise. This liability was extinguished in the reorganization process.

We purchased crude oil transportation, terminalling, and storage services from SemGroup Energy Partners of $3.0 million during the eleven months ended November 30, 2009. We also purchased asphalt terminalling and storage services from SemGroup Energy Partners totaling $15.1 million during the eleven months ended November 30, 2009.

We received reimbursements from SemGroup Energy Partners for operating costs associated with services provided by us to SemGroup Energy Partners of $10.5 million during the eleven months ended November 30, 2009. We also received reimbursements from SemGroup Energy Partners for costs associated with general and administrative services provided by us to SemGroup Energy Partners of $1.6 million during the eleven months ended November 30, 2009.

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

•	We transferred to SemGroup Energy Partners: i) certain crude oil linefill and tank bottoms, (ii) certain personal property located in Oklahoma, Texas and Kansas used in connection with SemGroup Energy

SEMGROUP CORPORATION

Notes to Consolidated Financial Statements

26.	RELATED PARTY TRANSACTIONS, Continued

Partners’ crude oil trucking business, and (iii) certain real property located in Oklahoma, Kansas, Texas and New Mexico. In addition, we transferred certain asphalt processing assets that were connected to, adjacent to, or otherwise contiguous with, SemGroup Energy Partners’ existing asphalt facilities and associated real property interests to SemGroup Energy Partners.

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

SemCAMS and SemCanada Crude

As described in Note 5, SemCAMS and SemCanada Crude were not consolidated while we were in bankruptcy. We sold product to SemCAMS and SemCanada Crude totaling $155.5 million during the eleven months ended November 30, 2009. We purchased $136.6 million of product from SemCAMS and SemCanada Crude during the eleven months ended November 30, 2009.

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

Exhibit Number	Description

2.1	Fourth Amended Joint Plan of Affiliated Debtors filed with the United States Bankruptcy Court for the District of Delaware on October 27, 2009 (filed as Exhibit 2.1 to our registration statement on Form 10, File No. 001-34736 (the “Form 10”)).

2.2	Contribution Agreement dated August 31, 2011, among SemStream, L.P., a wholly-owned subsidiary of SemGroup Corporation, NGL Supply Terminal Company LLC, NGL Energy Partners LP and NGL Energy Holdings LLC (filed as Exhibit 2.1 to our current report on Form 8-K dated November 1, 2011, filed November 4, 2011).

2.3	Second Amended and Restated Limited Liability Company Agreement of NGL Energy Holdings LLC (filed as Exhibit 2.2 to our current report on Form 8-K dated November 1, 2011, filed November 4, 2011).

2.4	First Amended and Restated Registration Rights Agreement dated October 3, 2011, among NGL Energy Partners LP, Hicks Oil & Hicksgas, Incorporated, NGL Holdings, Inc., Krim2010, LLC, Infrastructure Capital Management, LLC, Atkinson Investors, LLC, Stanley A. Bugh, Robert R. Foster, Brian K. Pauling, Stanley D. Perry, Stephen D. Tuttle, Craig S. Jones, Daniel Post, Mark McGinty, Sharra Straight, David Eastin, AO Energy, Inc., E. Osterman, Inc., E. Osterman Gas Service, Inc., E. Osterman Propane, Inc., Milford Propane, Inc., Osterman Propane, Inc., Propane Gas, Inc., and Saveway Propane Gas Service, Inc. (filed as Exhibit 2.3 to our current report on Form 8-K dated November 1, 2011, filed November 4, 2011).

2.5	Amendment No. 1 and Joinder to First Amended and Restated Registration Rights Agreement dated November 1, 2011, between NGL Energy Holdings LLC and SemStream, L.P. (filed as Exhibit 2.4 to our current report on Form 8-K dated November 1, 2011, filed November 4, 2011).

3.1	Amended and Restated Certificate of Incorporation, dated as of November 30, 2009, of SemGroup Corporation (filed as Exhibit 3.1 to the Form 10).

3.2	Amended and Restated Bylaws, dated as of October 28, 2011, of SemGroup Corporation (filed as Exhibit 3.1 to our current report on Form 8-K dated October 28, 2011, filed October 28, 2011).

4.1	Form of stock certificate for our Class A Common Stock, par value $0.01 per share (filed as Exhibit 4.1 to the Form 10).

4.2	Form of stock certificate for our Class B Common Stock, par value $0.01 per share (filed as Exhibit 4.2 to the Form 10).

4.3	Warrant Agreement dated as of November 30, 2009, by and between SemGroup Corporation and Mellon Investor Services, LLC (filed as Exhibit 4.3 to the Form 10).

4.4	Form of warrant certificate (filed as Exhibit 4.4 to the Form 10).

4.5	Rights Agreement, dated as of October 28, 2011, between SemGroup Corporation and Mellon Investor Services LLC (filed as Exhibit 4.1 to our current report on Form 8-K dated October 28, 2011, filed October 28, 2011).

10.1	Credit Agreement (the “Credit Facility”) dated as of June 17, 2011, among SemGroup Corporation, as borrower, the lenders parties thereto from time to time, and The Royal Bank of Scotland PLC, as Administrative Agent and Collateral Agent (filed as Exhibit 10 to our current report on Form 8-K dated June 17, 2011, filed June 21, 2011).

Exhibit Number	Description

10.2	Second Amendment to the Credit Facility, dated as of September 19, 2011 (filed as Exhibit 10 to our current report on Form 8-K, dated September 19, 2011, filed September 23, 2011).

10.3*	SemGroup Corporation Board of Directors Compensation Plan (filed as Exhibit 10.6 to the Form 10).

10.4*	SemGroup Corporation Nonexecutive Directors’ Compensation Deferral Program (filed as Exhibit 10.7 to the Form 10).

10.5*	SemGroup Corporation Equity Incentive Plan (filed as Exhibit 10.8 to the Form 10).

10.6*	SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for Directors (filed as Exhibit 10.9 to the Form 10).

10.7*	Amendment No. 1 to SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for Directors (filed as Exhibit 10.15 to the Form 10).

10.8*	SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for executive officers and employees in the United States (filed as Exhibit 10.10 to the Form 10).

10.9*	Amendment No. 1 to SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for executive officers and employees in the United States (filed as Exhibit 10.16 to the Form 10).

10.10*	Amendment No. 2 to SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for executive officers and employees in the United States.

10.11*	Employment Agreement dated as of November 30, 2009, by and among SemManagement, L.L.C., SemGroup Corporation and Norman J. Szydlowski (filed as Exhibit 10.11 to the Form 10).

10.12*	Letter Amendment dated March 18, 2010, by and among SemManagement, L.L.C., SemGroup Corporation and Norman J. Szydlowski, amending the Employment Agreement dated as of November 30, 2009 (filed as Exhibit 10.12 to the Form 10).

10.13*	Form of Severance Agreement between SemGroup Corporation and each of its executive officers other than Norman J. Szydlowski and David B. Gorte (filed as Exhibit 10.13 to the Form 10).

10.14*	Form of Amendment to Severance Agreement between SemGroup Corporation and certain of its executive officers.

10.15*	SemGroup Corporation Equity Incentive Plan Form of Retention Award Agreement for certain executive officers (filed as Exhibit 10.14 to the Form 10).

10.16*	SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for Directors for awards granted on or after August 31, 2010 (filed as Exhibit 10.17 to the Form 10).

10.17*	SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for executive officers and employees in the United States for awards granted on or after August 31, 2010 (filed as Exhibit 10.18 to the Form 10).

10.18*	Form of 2011 Performance Share Unit Award Agreement under the SemGroup Corporation Equity Incentive Plan for executive officers (filed as Exhibit 10.1 to our current report on Form 8-K dated January 24, 2011, filed January 24, 2011).

10.19*	Form of Restricted Stock Award Agreement under the SemGroup Corporation Equity Incentive Plan for executive officers and employees in the United States during 2011 (filed as Exhibit 10.2 to our current report on Form 8-K dated January 24, 2011, filed January 24, 2011).

Exhibit Number	Description

10.20*	Form of 2012 Performance Share Unit Award Agreement under the SemGroup Corporation Equity Incentive Plan for executive officers.

10.21*	Form of Restricted Stock Award Agreement under the SemGroup Corporation Equity Incentive Plan for executive officers and employees in the United States for awards granted on or after January 1, 2012.

10.22*	SemGroup Corporation Short-Term Incentive Program (filed as Exhibit 10.1 to our current report on Form 8-K dated February 24, 2011, filed March 2, 2011).

10.23*	Consulting Services Agreement, effective as of February 2, 2012, by and between SemGroup Corporation and David B. Gorte.

10.24	Credit Agreement dated November 10, 2011, among Rose Rock Midstream, L.P., as borrower, The Royal Bank of Scotland PLC, as administrative agent and collateral agent, the other agents party thereto and the lenders and issuing banks party thereto (filed as Exhibit 10.1 to Rose Rock Midstream, L.P.’s registration statement on Form S-1, File No. 333-176260).

10.25	Second Amended and Restated Agreement of Limited Partnership of Rose Rock Midstream, L.P. (filed as Exhibit 3.1 to Rose Rock Midstream, L.P.’s current report on Form 8-K dated December 14, 2011, filed December 20, 2011).

10.26	First Amended and Restated Limited Liability Company Agreement of Rose Rock Midstream GP, LLC (filed as Exhibit 3.2 to Rose Rock Midstream, L.P.’s current report on Form 8-K dated December 14, 2011, filed December 20, 2011).

10.27*	Rose Rock Midstream Equity Incentive Plan (filed as Exhibit 10.1 to Rose Rock Midstream, L.P.’s current report on Form 8-K dated December 8, 2011, filed December 14, 2011).

10.28*	Form of Restricted Unit Award Agreement (Employees) under the Rose Rock Midstream Equity Incentive Plan (filed as Exhibit 10.3.1 to Rose Rock Midstream, L.P.’s annual report on Form 10-K for the fiscal year ended December 31, 2011, filed February 29, 2012).

21	Subsidiaries of SemGroup Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Norman J. Szydlowski, Chief Executive Officer.

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.

32.1	Section 1350 Certification of Norman J. Szydlowski, Chief Executive Officer.

32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.

99.1	White Cliffs Pipeline, L.L.C. financial statements presented pursuant to Rule 3-09 of Regulation S-X.

101**	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2011 and 2010, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2011 and 2010, the month ended December 31, 2009 (Successor) and the eleven months ended November 30, 2009 (Predecessor), (iii) the Consolidated Statements of Changes in Owners’ Equity (Deficit) for the years ended December 31, 2011 and 2010, the month ended December 21, 2009 (Successor) and the eleven months ended November 30, 2009 (Predecessor), (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010, the month ended December 31, 2009 (Successor) and the eleven months ended November 30, 2009 (Predecessor), and (v) the Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement
**	To be filed by Amendment