Form 10-K/A
period 2011-12-31
SemGroup Corp
filed 2012-03-30
CIK 1489136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Two Warren Place

6120 S. Yale Avenue, Suite 700

Tulsa, OK 74136-4216

(918) 524-8100

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, par value $0.01 per share	New York Stock Exchange
Common Share Purchase Rights	New York Stock Exchange
Warrants to Purchase Common Stock	New York Stock Exchange

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

Explanatory Note

The purpose of this Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 29, 2012 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K. Exhibit 101 provides the financial statements and related notes from the Form 10-K formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMGROUP CORPORATION

Date: March 30, 2012	By: /s/ Robert N. Fitzgerald
Robert N. Fitzgerald
Senior Vice President and Chief Financial Officer

Index to Exhibits

The following documents are included as exhibits to this Form 10-K/A. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed with this Form 10-K/A or was filed with the Form 10-K of the Registrant filed on February 29, 2012.

Exhibit Number	Description

2.1	Fourth Amended Joint Plan of Affiliated Debtors filed with the United States Bankruptcy Court for the District of Delaware on October 27, 2009 (filed as Exhibit 2.1 to our registration statement on Form 10, File No. 001-34736 (the “Form 10”)).

2.2	Contribution Agreement dated August 31, 2011, among SemStream, L.P., a wholly-owned subsidiary of SemGroup Corporation, NGL Supply Terminal Company LLC, NGL Energy Partners LP and NGL Energy Holdings LLC (filed as Exhibit 2.1 to our current report on Form 8-K dated November 1, 2011, filed November 4, 2011).

2.3	Second Amended and Restated Limited Liability Company Agreement of NGL Energy Holdings LLC (filed as Exhibit 2.2 to our current report on Form 8-K dated November 1, 2011, filed November 4, 2011).

2.4	First Amended and Restated Registration Rights Agreement dated October 3, 2011, among NGL Energy Partners LP, Hicks Oil & Hicksgas, Incorporated, NGL Holdings, Inc., Krim2010, LLC, Infrastructure Capital Management, LLC, Atkinson Investors, LLC, Stanley A. Bugh, Robert R. Foster, Brian K. Pauling, Stanley D. Perry, Stephen D. Tuttle, Craig S. Jones, Daniel Post, Mark McGinty, Sharra Straight, David Eastin, AO Energy, Inc., E. Osterman, Inc., E. Osterman Gas Service, Inc., E. Osterman Propane, Inc., Milford Propane, Inc., Osterman Propane, Inc., Propane Gas, Inc., and Saveway Propane Gas Service, Inc. (filed as Exhibit 2.3 to our current report on Form 8-K dated November 1, 2011, filed November 4, 2011).

2.5	Amendment No. 1 and Joinder to First Amended and Restated Registration Rights Agreement dated November 1, 2011, between NGL Energy Holdings LLC and SemStream, L.P. (filed as Exhibit 2.4 to our current report on Form 8-K dated November 1, 2011, filed November 4, 2011).

3.1	Amended and Restated Certificate of Incorporation, dated as of November 30, 2009, of SemGroup Corporation (filed as Exhibit 3.1 to the Form 10).

3.2	Amended and Restated Bylaws, dated as of October 28, 2011, of SemGroup Corporation (filed as Exhibit 3.1 to our current report on Form 8-K dated October 28, 2011, filed October 28, 2011).

4.1	Form of stock certificate for our Class A Common Stock, par value $0.01 per share (filed as Exhibit 4.1 to the Form 10).

4.2	Form of stock certificate for our Class B Common Stock, par value $0.01 per share (filed as Exhibit 4.2 to the Form 10).

4.3	Warrant Agreement dated as of November 30, 2009, by and between SemGroup Corporation and Mellon Investor Services, LLC (filed as Exhibit 4.3 to the Form 10).

4.4	Form of warrant certificate (filed as Exhibit 4.4 to the Form 10).

4.5	Rights Agreement, dated as of October 28, 2011, between SemGroup Corporation and Mellon Investor Services LLC (filed as Exhibit 4.1 to our current report on Form 8-K dated October 28, 2011, filed October 28, 2011).

10.1	Credit Agreement (the “Credit Facility”) dated as of June 17, 2011, among SemGroup Corporation, as borrower, the lenders parties thereto from time to time, and The Royal Bank of Scotland PLC, as Administrative Agent and Collateral Agent (filed as Exhibit 10 to our current report on Form 8-K dated June 17, 2011, filed June 21, 2011).

10.2	Second Amendment to the Credit Facility, dated as of September 19, 2011 (filed as Exhibit 10 to our current report on Form 8-K, dated September 19, 2011, filed September 23, 2011).

10.3+	SemGroup Corporation Board of Directors Compensation Plan (filed as Exhibit 10.6 to the Form 10).

10.4+	SemGroup Corporation Nonexecutive Directors’ Compensation Deferral Program (filed as Exhibit 10.7 to the Form 10).

10.5+	SemGroup Corporation Equity Incentive Plan (filed as Exhibit 10.8 to the Form 10).

10.6+	SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for Directors (filed as Exhibit 10.9 to the Form 10).

10.7+	Amendment No. 1 to SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for Directors (filed as Exhibit 10.15 to the Form 10).

10.8+	SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for executive officers and employees in the United States (filed as Exhibit 10.10 to the Form 10).

10.9+	Amendment No. 1 to SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for executive officers and employees in the United States (filed as Exhibit 10.16 to the Form 10).

10.10+*	Amendment No. 2 to SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for executive officers and employees in the United States.

10.11+	Employment Agreement dated as of November 30, 2009, by and among SemManagement, L.L.C., SemGroup Corporation and Norman J. Szydlowski (filed as Exhibit 10.11 to the Form 10).

10.12+	Letter Amendment dated March 18, 2010, by and among SemManagement, L.L.C., SemGroup Corporation and Norman J. Szydlowski, amending the Employment Agreement dated as of November 30, 2009 (filed as Exhibit 10.12 to the Form 10).

10.13+	Form of Severance Agreement between SemGroup Corporation and each of its executive officers other than Norman J. Szydlowski and David B. Gorte (filed as Exhibit 10.13 to the Form 10).

10.14+*	Form of Amendment to Severance Agreement between SemGroup Corporation and certain of its executive officers.

10.15+	SemGroup Corporation Equity Incentive Plan Form of Retention Award Agreement for certain executive officers (filed as Exhibit 10.14 to the Form 10).

10.16+	SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for Directors for awards granted on or after August 31, 2010 (filed as Exhibit 10.17 to the Form 10).

10.17+	SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for executive officers and employees in the United States for awards granted on or after August 31, 2010 (filed as Exhibit 10.18 to the Form 10).

10.18+	Form of 2011 Performance Share Unit Award Agreement under the SemGroup Corporation Equity Incentive Plan for executive officers (filed as Exhibit 10.1 to our current report on Form 8-K dated January 24, 2011, filed January 24, 2011).

10.19+	Form of Restricted Stock Award Agreement under the SemGroup Corporation Equity Incentive Plan for executive officers and employees in the United States during 2011 (filed as Exhibit 10.2 to our current report on Form 8-K dated January 24, 2011, filed January 24, 2011).

10.20+*	Form of 2012 Performance Share Unit Award Agreement under the SemGroup Corporation Equity Incentive Plan for executive officers.

10.21+*	Form of Restricted Stock Award Agreement under the SemGroup Corporation Equity Incentive Plan for executive officers and employees in the United States for awards granted on or after January 1, 2012.

10.22+	SemGroup Corporation Short-Term Incentive Program (filed as Exhibit 10.1 to our current report on Form 8-K dated February 24, 2011, filed March 2, 2011).

10.23+*	Consulting Services Agreement, effective as of February 2, 2012, by and between SemGroup Corporation and David B. Gorte.

10.24	Credit Agreement dated November 10, 2011, among Rose Rock Midstream, L.P., as borrower, The Royal Bank of Scotland PLC, as administrative agent and collateral agent, the other agents party thereto and the lenders and issuing banks party thereto (filed as Exhibit 10.1 to Rose Rock Midstream, L.P.’s registration statement on Form S-1, File No. 333-176260).

10.25	Second Amended and Restated Agreement of Limited Partnership of Rose Rock Midstream, L.P. (filed as Exhibit 3.1 to Rose Rock Midstream, L.P.’s current report on Form 8-K dated December 14, 2011, filed December 20, 2011).

10.26	First Amended and Restated Limited Liability Company Agreement of Rose Rock Midstream GP, LLC (filed as Exhibit 3.2 to Rose Rock Midstream, L.P.’s current report on Form 8-K dated December 14, 2011, filed December 20, 2011).

10.27+	Rose Rock Midstream Equity Incentive Plan (filed as Exhibit 10.1 to Rose Rock Midstream, L.P.’s current report on Form 8-K dated December 8, 2011, filed December 14, 2011).

10.28+	Form of Restricted Unit Award Agreement (Employees) under the Rose Rock Midstream Equity Incentive Plan (filed as Exhibit 10.3.1 to Rose Rock Midstream, L.P.’s annual report on Form 10-K for the fiscal year ended December 31, 2011, filed February 29, 2012).

21*	Subsidiaries of SemGroup Corporation.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Rule 13a – 14(a)/15d – 14(a) Certification of Norman J. Szydlowski, Chief Executive Officer.

31.2*	Rule 13a – 14(a)/15d – 14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.

32.1*	Section 1350 Certification of Norman J. Szydlowski, Chief Executive Officer.

32.2*	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.

99.1*	White Cliffs Pipeline, L.L.C. financial statements presented pursuant to Rule 3-09 of Regulation S-X.

101**	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2011 and 2010, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2011 and 2010, the month ended December 31, 2009 (Successor) and the eleven months ended November 30, 2009 (Predecessor), (iii) the Consolidated Statements of Changes in Owners’ Equity (Deficit) for the years ended December 31, 2011 and 2010, the month ended December 31, 2009 (Successor) and the eleven months ended November 30, 2009 (Predecessor), (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010, the month ended December 31, 2009 (Successor) and the eleven months ended November 30, 2009 (Predecessor), and (v) the Notes to Consolidated Financial Statements.

*	Previously filed with the Form 10-K of the Registrant filed on February 29, 2012.
**	Furnished with this Form 10-K/A.
+	Management contract or compensatory plan or arrangement.