Form 10-Q
period 2012-03-31
SemGroup Corp
filed 2012-05-09
CIK 1489136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class			Outstanding at May [1], 2012
Class A	Common stock, $	0.01 par	41,802,562	Shares
Class B	Common stock, $	0.01 par	162,361	Shares

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

All statements, other than statements of historical fact, included in this Form 10-Q regarding the prospects of our industry, our anticipated financial performance, the anticipated performance of NGL Energy Partners LP, management’s plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions, and other matters, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negative of these terms or variations of them or similar terms. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks, and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those discussed in Item 1A of our most recent Annual Report on Form 10-K, entitled “Risk Factors,” risk factors discussed in other reports that we file with the Securities and Exchange Commission (“SEC”), and the following:

•	Our ability to generate sufficient cash flow from operations to enable us to pay our debt obligations or to fund our other liquidity needs;

•	Our ability to comply with the covenants contained in, and maintain certain financial ratios required by, our credit facilities;

•	Our ability to obtain additional capital on terms that are favorable to us;

•	The ability of our subsidiary, Rose Rock Midstream, L.P., to make minimum quarterly distributions to its unitholders, including us;

•	The operations of NGL Energy Partners LP, which we do not control;

•	The possibility that our hedging activities may result in losses or may have a negative impact on our financial results;

•	Any sustained reduction in demand for the petroleum products we gather, transport, process, and store;

•	Our ability to obtain new sources of supply of petroleum products;

•	Our failure to comply with new or existing environmental laws or regulations or cross border laws or regulations;

•	The possibility that the construction or acquisition of new assets may not result in the corresponding anticipated revenue increases;

•	The effects of having filed for and emerged from bankruptcy protection;

•	Any future impairment to goodwill resulting from the loss of customers or business;

•	Changes in currency exchange rates; and

•	The risks and uncertainties of doing business outside of the U.S., including political and economic instability and changes in local governmental laws, regulations and policies.

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

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

SEMGROUP CORPORATION

Condensed Consolidated Balance Sheets

(Dollars in thousands)

	(Unaudited) March 31, 2012
		December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$73,554	$76,405
Restricted cash	36,537	39,543
Accounts receivable (net of allowance of $3,906 and $3,687 at March 31, 2012 and December 31, 2011, respectively)	299,054	212,479
Receivable from affiliates	5,230	6,408
Inventories	31,643	33,061
Other current assets	18,578	21,839

Total current assets	464,596	389,735

Property, plant and equipment (net of accumulated depreciation of $97,788 and $84,880 at March 31, 2012 and December 31, 2011, respectively)	758,587	743,235
Equity method investments	325,583	327,243
Goodwill	9,988	9,453
Other intangible assets (net of accumulated amortization of $5,253 and $4,336 at March 31, 2012 and December 31, 2011, respectively)	9,274	8,950
Other assets, net	10,279	12,565

Total assets	$1,578,307	$1,491,181

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$228,480	$145,236
Payable to affiliates	221	6,871
Accrued liabilities	39,242	55,489
Payables to pre-petition creditors	33,573	37,800
Deferred revenue	17,168	23,031
Other current liabilities	2,167	2,026
Current portion of long-term debt	3,147	26,058

Total current liabilities	323,998	296,511

Long-term debt	120,601	83,277
Deferred income taxes	75,840	73,784
Other noncurrent liabilities	63,493	58,944
Commitments and contingencies (Note 9)
SemGroup owners’ equity:
Common stock (Note 10)	419	418
Additional paid-in capital	1,033,860	1,032,365
Treasury stock, at cost (Note 10)	(242)	—
Accumulated deficit	(169,185)	(167,812)
Accumulated other comprehensive loss	(1,120)	(13,875)

Total SemGroup owners’ equity	863,732	851,096

Noncontrolling interests in consolidated subsidiaries	130,643	127,569

Total owners’ equity	994,375	978,665

Total liabilities and owners’ equity	$1,578,307	$1,491,181

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Revenues:
Product	$267,098	$353,364
Service	27,497	31,400
Other	23,084	22,190

Total revenues	317,679	406,954

Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	245,717	323,999
Operating	38,535	36,201
General and administrative	20,294	21,582
Depreciation and amortization	11,892	13,002
Gain on disposal or impairment of long-lived assets, net	—	(64)

Total expenses	316,438	394,720

Earnings from equity method investments	7,498	2,064

Operating income	8,739	14,298
Other expenses (income):
Interest expense	3,669	13,605
Foreign currency transaction loss (gain)	37	(477)
Other expense, net	3,920	1,471

Total other expenses, net	7,626	14,599

Income (loss) from continuing operations before income taxes	1,113	(301)
Income tax benefit	(1,013)	(324)

Income from continuing operations	2,126	23
Income (loss) from discontinued operations, net of income taxes	(16)	9

Net income	2,110	32
Less: net income attributable to noncontrolling interests	3,483	—

Net income (loss) attributable to SemGroup	$(1,373)	$32

Net income	$2,110	$32
Other comprehensive income, net of income taxes	12,755	6,973

Comprehensive income	14,865	7,005
Less: comprehensive income attributable to noncontrolling interests	3,483	—

Comprehensive income attributable to SemGroup	$11,382	$7,005

Net income per common share (Note 11):
Basic	$(0.03)	$0.00
Diluted	$(0.03)	$0.00

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2012	2011
Cash flows from operating activities:
Net income	$2,110	$32
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net unrealized (gain) loss related to derivative instruments	146	(4,226)
Depreciation and amortization	11,892	13,002
Gain on disposal or impairment of long-lived assets, net	—	(64)
Amortization and write down of debt issuance costs	1,444	3,019
Deferred tax expense (benefit)	(1,659)	5,607
Non-cash compensation expense	1,557	1,249
Provision for uncollectible accounts receivable, net of recoveries	70	546
Currency (gain) loss	37	(477)
Changes in operating assets and liabilities (Note 12)	(16,939)	60,573

Net cash provided by (used in) operating activities	(1,342)	79,261

Cash flows from investing activities:
Capital expenditures	(15,758)	(9,840)
Proceeds from sale of long-lived assets	—	442
Investments in non-consolidated subsidiaries	(944)	(1,547)
Distributions in excess of equity in earnings of affiliates	2,604	3,552

Net cash used in investing activities	(14,098)	(7,393)

Cash flows from financing activities:
Debt issuance costs	(58)	—
Borrowings on debt and other obligations	112,000	14,659
Principal payments on debt and other obligations	(98,501)	(20,133)
Distributions	(470)	—
Repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation	(242)	—
Other	1	—

Net cash provided by (used in) financing activities	12,730	(5,474)

Effect of exchange rate changes on cash and cash equivalents	(141)	(775)
Net increase (decrease) in cash and cash equivalents	(2,851)	65,619
Cash and cash equivalents at beginning of period	76,405	90,159

Cash and cash equivalents at end of period	$73,554	$155,778

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

1. OVERVIEW

SemGroup Corporation is a Delaware corporation headquartered in Tulsa, Oklahoma. SemGroup Corporation is the successor entity of SemGroup, L.P., which was an Oklahoma limited partnership. The terms “we,” “our,” “us,” “SemGroup,” “the Company” and similar language used in these notes to the unaudited condensed consolidated financial statements refer to SemGroup Corporation, SemGroup, L.P., and their subsidiaries.

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

The accompanying condensed consolidated financial statements are unaudited. The condensed consolidated balance sheet at December 31, 2011 is derived from audited financial statements.

Our condensed consolidated financial statements include the accounts of our controlled subsidiaries. All significant transactions between our consolidated subsidiaries have been eliminated.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Although management believes these estimates are reasonable, actual results could differ materially from these estimates. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

Pursuant to the rules and regulations of the Securities and Exchange Commission, the accompanying condensed consolidated financial statements do not include all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011, which are included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission.

Recent accounting pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”),” which creates common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. We adopted this guidance on January 1, 2012. The impact of adoption was not material.

During June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. This ASU is designed to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

1. OVERVIEW, Continued

Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which deferred certain presentation requirements in ASU No. 2011-05 for items reclassified out of accumulated other comprehensive income. We adopted this guidance on January 1, 2012. The impact of adoption was not material.

During September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment”. This ASU is designed to simplify how entities test goodwill for impairment. Under the new standard, an entity may first assess qualitative factors to determine whether it is more likely than not that the fair value of an asset group is less than the carrying amount, for the purpose of determining whether it is necessary to estimate the fair value of the asset group to which the goodwill relates. We adopted this guidance on January 1, 2012 and will test goodwill for impairment on October 1st in accordance with SemGroup Corporation’s policy.

2. ROSE ROCK MIDSTREAM, L.P.

On December 14, 2011, our subsidiary Rose Rock Midstream, L.P. (“Rose Rock”) completed an initial public offering (“IPO”) of 7 million common units representing limited partner interests. We control the operations of Rose Rock through our ownership of the general partner interest, and we continue to consolidate Rose Rock. Our ownership interest in Rose Rock as of March 31, 2012 (unaudited), and December 31, 2011 is shown in the table below:

General partner interest	2%
Limited partner interest (a)	57%
Total ownership interest	59%

(a)	Represents 1.4 million common units and 8.4 million subordinated units

Outside ownership interests in Rose Rock are reflected in “noncontrolling interests in consolidated subsidiaries” on our condensed consolidated balance sheets at March 31, 2012 and December 31, 2011. The portion of Rose Rock’s net income attributable to outside owners is reflected within “net income attributable to noncontrolling interests” in our condensed consolidated statement of operations and comprehensive income for the three months ended March 31, 2012.

We receive distributions from Rose Rock on our common and subordinated units and our 2 percent general partner interest, which includes our incentive distribution rights. Rose Rock intends to pay a minimum quarterly distribution of $0.3625 per unit to the extent it has sufficient available cash, as defined in Rose Rock’s partnership agreement. Rose Rock’s partnership agreement requires Rose Rock to distribute all of its available cash each quarter in the following manner:

					Marginal Percentage Interest in Distributions
	Total Quarterly Distributions Per Unit Target Amount				Unitholders	General Partner	Incentive Distribution Rights
Minimum Quarterly Distributions				$0.3625	98.0%	2.0%	—
First Target Distribution	above	$0.3625	up to	$0.416875	98.0%	2.0%	—
Second Target Distribution	above	$0.416875	up to	$0.453125	85.0%	2.0%	13.0%
Third Target Distribution	above	$0.453125	up to	$0.54375	75.0%	2.0%	23.0%
Thereafter			above	$0.54375	50.0%	2.0%	48.0%

On February 13, 2012, Rose Rock paid its first distribution to all unitholders of record as of February 3, 2012. The minimum quarterly distribution was prorated for the period beginning immediately after the closing of Rose Rock’s initial public offering, December 14, 2011 through December 31, 2011. The following table shows the distributions paid during the three months ended March 31, 2012 (in thousands, except for per unit amounts):

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

2. ROSE ROCK MIDSTREAM, L.P., Continued

Distribution per unit	$0.0670
General partner distributions	$23
Incentive distributions	—

Distributions to general partner	23
Limited partner distributions to SemGroup
Common units	93
Subordinated units	561
Limited partner distributions to noncontrolling interests	470

Total distributions paid	$1,147

On April 24, 2012, Rose Rock declared a distribution of $0.3725 per unit to be paid on May 15, 2012 to all unitholders of record as of May 7, 2012. The following table shows the distributions declared (in thousands, except for per unit amounts):

Distribution per unit	$0.3725
General partner distributions	$128
Incentive distributions	—

Distributions to general partner	128
Limited partner distributions to SemGroup
Common units	518
Subordinated units	3,124
Limited partner distributions to noncontrolling interests	2,608

Total distributions declared	$6,378

Certain summarized balance sheet information of Rose Rock is shown below (in thousands):

	March 31,	December 31,
	2012	2011
Cash	$5,231	$9,709
Other current assets	238,830	156,873
Property, plant and equipment	277,392	276,246
Other noncurrent assets	2,642	2,666

Total assets	$524,095	$445,494

Current liabilities	$212,489	$140,553
Long-term debt	80	87
Partners’ capital attributable to SemGroup	181,231	177,323
Partners’ capital attributable to noncontrolling interests	130,295	127,531

Total liabilties and partners’ capital	$524,095	$445,494

Certain summarized income statement information of Rose Rock for the three months ended March 31, 2012 and March 31, 2011 is shown below (in thousands):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Revenue	$179,715	$83,791
Cost of products sold, operating, general and administrative expenses	168,438	73,021
Depreciation and amortization expense	2,967	2,683
Net income	7,758	7,604

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

3. INVESTMENTS IN NON-CONSOLIDATED SUBSIDIARIES

White Cliffs

We account for our 51% ownership of White Cliffs Pipeline, L.L.C. (“White Cliffs”) under the equity method, as the other owners have substantive rights to participate in its management. Certain summarized balance sheet information of White Cliffs is shown below (in thousands):

	March 31, 2012	December 31, 2011
Current assets	$13,537	$11,653
Property, plant and equipment, net	219,211	222,473
Goodwill	17,000	17,000
Other intangible assets, net	31,397	33,073

Total assets	$281,145	$284,199

Current liabilities	$3,005	$3,259
Members’ equity	278,140	280,940

Total liabilities and members’ equity	$281,145	$284,199

Under the equity method, we do not report the individual assets and liabilities of White Cliffs on our condensed consolidated balance sheets. Instead, our ownership interest is reflected in one line as a noncurrent asset on our condensed consolidated balance sheets.

Certain summarized income statement information of White Cliffs for the three months ended March 31, 2012 and March 31, 2011 is shown below (in thousands):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Revenue	$22,656	$13,493
Operating, general and administrative expenses	3,885	3,211
Depreciation and amortization expense	4,983	5,205
Net income	13,788	5,077

The equity in earnings of White Cliffs for the three months ended March 31, 2012 and March 31, 2011 reported in our condensed consolidated statement of operations and comprehensive income is less than 51% of the net income of White Cliffs for the same period. This is due to certain general and administrative expenses we incur in managing the operations of White Cliffs that the other owners are not obligated to share. Such expenses are recorded by White Cliffs, and are allocated to our ownership interest. White Cliffs recorded $0.9 million and $1.1 million of such general and administrative expense for the three months ended March 31, 2012 and March 31, 2011, respectively.

NGL Energy

On November 1, 2011, we acquired 8,932,031 common units representing limited partner interests in NGL Energy Partners L.P. (“NGL Energy”), which represents approximately 32.2% of the total 27,715,599 limited partner units of NGL Energy outstanding at December 31, 2011 (the most recent information publicly available), and a 7.5% interest in the general partner of NGL Energy.

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

3. INVESTMENTS IN NON-CONSOLIDATED SUBSIDIARIES, Continued

At March 31, 2012, the book value of our 8,932,031 common unit investment in NGL Energy was $184.1 million, based on a March 30, 2012 closing price of $20.61 per common unit. This does not reflect our 7.5% interest in the general partner of NGL Energy and does not include any valuation adjustment related to our agreement to waive our distribution rights on approximately 3.9 million of the common units until the third quarter 2012.

The excess of the recorded amount of our investment over the book value of our share of the underlying net assets primarily represents equity method goodwill. The fair value of our limited partner investment in NGL Energy is categorized as a Level 1 measurement as it is based on quoted market prices.

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

Our policy is to record our equity in earnings of NGL Energy on a one-quarter lag, as we do not expect information on the earnings of NGL Energy to always be available in time to consistently record the earnings in the quarter in which they are generated. Accordingly, we have recorded $0.9 million equity in earnings of NGL Energy in our condensed consolidated statement of operations and comprehensive income for the three months ended March 31, 2012, which relates to the earnings of NGL Energy for the three months ended December 31, 2011, prorated for the period of time we held our ownership interest in NGL Energy. Certain unaudited summarized income statement information of NGL Energy for the three months ended December 31, 2011 is shown below (in thousands):

Three Months
Ended
December 31,
2011
Revenue	$470,649
Operating, general and administrative expenses	456,606
Depreciation and amortization expense	5,402
Net income	6,090

4. SEGMENTS

Our businesses are organized based on the nature and location of the services they provide. Certain summarized information related to our reportable segments is shown in the tables below. None of the operating segments have been aggregated, other than White Cliffs, which has been included within the Crude segment. Although “corporate and other” does not represent an operating segment, it is included in the tables below to reconcile segment information to that of the consolidated Company. Eliminations of transactions between segments are also included within “Corporate and other” in the tables below.

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

4. SEGMENTS, Continued

The accounting policies of each segment are the same as the accounting policies of the consolidated Company. Transactions between segments are generally recorded based on prices negotiated between the segments. Certain general and administrative and interest expenses incurred at the corporate level are allocated to the segments, based on our allocation policies in effect at the time.

	Three Months Ended March 31, 2012
	Crude	SemStream	SemCAMS	SemGas	SemLogistics	SemMexico	Corporate and Other	Consolidated
	(dollars in thousands)
Revenues:
External	$179,715	$5,654	$35,165	$30,710	$3,784	$62,651	$—	$317,679
Intersegment	—	—	—	2,730	—	—	$(2,730)	—

Total revenues	179,715	5,654	35,165	33,440	3,784	62,651	(2,730)	317,679
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	160,508	4,230	119	26,549	—	57,041	(2,730)	245,717
Operating	5,454	538	26,236	2,853	1,454	2,000	—	38,535
General and administrative	2,718	516	4,418	1,843	1,811	2,688	6,300	20,294
Depreciation and amortization	2,967	166	2,573	1,630	2,318	1,561	677	11,892

Total expenses	171,647	5,450	33,346	32,875	5,583	63,290	4,247	316,438

Earnings from equity method investments	6,571	927	—	—	—	—	—	7,498

Operating income (loss)	14,639	1,131	1,819	565	(1,799)	(639)	(6,977)	8,739
Other expenses (income), net	(237)	48	5,203	532	1,279	(110)	911	7,626

Income (loss) from continuing operations before income taxes	$14,876	$1,083	$(3,384)	$33	$(3,078)	$(529)	$(7,888)	$1,113

Total assets at March 31, 2012 (excluding intersegment receivables)	$663,109	$202,943	$255,868	$103,075	$183,940	$99,099	$70,273	$1,578,307

	Three Months Ended March 31, 2011
	Crude	SemStream	SemCAMS	SemGas	SemLogistics	SemMexico	Corporate and Other	Consolidated
	(dollars in thousands)
Revenues:
External	$83,005	$223,023	$34,757	$12,701	$7,981	$44,730	$757	$406,954
Intersegment	786	12,917	—	8,270	—	—	(21,973)	—

Total revenues	83,791	235,940	34,757	20,971	7,981	44,730	(21,216)	406,954
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	66,000	225,612	10	14,191	—	39,638	(21,452)	323,999
Operating	4,662	2,784	22,904	1,840	1,825	2,133	53	36,201
General and administrative	2,357	2,727	6,911	1,827	1,832	2,795	3,133	21,582
Depreciation and amortization	2,683	1,688	2,556	1,429	2,280	1,632	734	13,002
Loss (gain) on disposal or impairment of long-lived assets, net	2	(3)	—	—	—	(63)	—	(64)

Total expenses	75,704	232,808	32,381	19,287	5,937	46,135	(17,532)	394,720

Earnings from equity method investments	2,064	—	—	—	—	—	—	2,064

Operating income (loss)	10,151	3,132	2,376	1,684	2,044	(1,405)	(3,684)	14,298
Other expenses (income), net	(31)	3,244	6,237	386	166	(292)	4,889	14,599

Income (loss) from continuing operations before income taxes	$10,182	$(112)	$(3,861)	$1,298	$1,878	$(1,113)	$(8,573)	$(301)

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

5. INVENTORIES

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2012	2011
Natural gas and natural gas liquids	$1,699	$570
Crude oil	16,910	21,803
Asphalt and other	13,034	10,688

	$31,643	$33,061

6. FINANCIAL INSTRUMENTS

Fair value of financial instruments

We record certain financial assets and liabilities at fair value at each balance sheet date. The tables below summarize the balances of these assets and liabilities at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012					December 31, 2011
	Level 1	Level 2	Level 3	Netting*	Total	Level 1	Level 2	Level 3	Netting*	Total
Assets:
Commodity derivatives	$24	$—	$—	$(8)	$16	$393	$—	$—	$(231)	$162

Total assets	24	—	—	(8)	16	393	—	—	(231)	162

Liabilities:
Commodity derivatives	$8	$—	$—	$(8)	$—	$231	$—	$—	$(231)	$—
Warrants	16,168	—	—	—	16,168	12,180	—	—	—	12,180
Interest rate swaps	—	—	—	—	—	—	358	—	—	358

Total liabilities	16,176	—	—	(8)	16,168	12,411	358	—	(231)	12,538

Net liabilities at fair value	$(16,152)	$—	$—	$—	$(16,152)	$(12,018)	$(358)	$—	$—	$(12,376)

*	Relates primarily to exchange traded futures. Gain and loss positions on multiple contracts are settled net on a daily basis with the exchange.

“Level 1” measurements were obtained using unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. These include commodity futures contracts that are traded on an exchange. These also include common stock warrants (Note 10), beginning in September 2011, when the warrants began to be traded on the New York Stock Exchange.

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

There were no financial assets or liabilities classified as Level 3 during the three months ended March 31, 2012. The following table summarizes changes in the fair value of our net financial assets (liabilities) classified as Level 3 in the fair value hierarchy (in thousands):

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

6. FINANCIAL INSTRUMENTS, Continued

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Commodity Derivatives	Total	Warrants	Commodity Derivatives	Total
Net liabilities - beginning balance	$—	$—	$(17,192)	$(547)	$(17,739)
Transfers out of Level 3(*)	—	—	—	(178)	(178)
Total gain (loss) (realized and unrealized) included in earnings(**)	—	—	(1,220)	(694)	(1,914)
Settlements	—	—	—	(373)	(373)

Net liabilities - ending balance	$—	$—	$(18,412)	$(1,792)	$(20,204)

Amount of total gain (loss) included in earnings for the period attributable to the change in unrealized gain or loss relating to assets and liabilities still held at the reporting date	$—	$—	$(1,220)	$(1,067)	$(2,287)

(*)	In these tables, transfers in and transfers out are recognized as of the beginning of the reporting period for commodity derivatives and as of the transfer date for warrants.
(**)	Gains and losses related to commodity derivatives are reported in product revenue and gains and losses related to warrants are recorded in other expense (income) in the condensed consolidated statements of operations and comprehensive income.

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

6. FINANCIAL INSTRUMENTS, Continued

Forward contracts – Over the counter contracts to buy or sell a commodity at an agreed upon future date. The buyer and seller agree on specific terms (price, quantity, delivery period, and location) and conditions at the inception of the contract.

The following table sets forth the notional quantities for commodity derivative instruments entered into (amounts in thousands of barrels):

	Three Months	Three Months
	Ended	Ended
	March 31, 2012	March 31, 2011
Sales	383	6,643
Purchases	451	6,864

We have not designated any of our commodity derivative instruments as accounting hedges. We record the fair value of our commodity derivative instruments on our condensed consolidated balance sheets in other current assets and other current liabilities in the following amounts (in thousands):

March 31, 2012		December 31, 2011
Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
$16	$—	$162	$—

Realized and unrealized gains (losses) from our commodity derivatives were recorded to product revenue in the following amounts (in thousands):

Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
$ (1,125)	$(2,020)

Warrants

As described in Note 10, upon emergence from bankruptcy, we issued certain common stock warrants. These warrants are recorded at fair value in other noncurrent liabilities on the condensed consolidated balance sheets, with changes in the fair value recorded to other expense (income). Beginning in September 2011, the warrants began to be traded on the New York Stock Exchange.

Interest rate swaps

During February 2011, we entered into certain interest swaps. The swaps were recorded at fair value in other noncurrent liabilities on the condensed consolidated balance sheet, with changes in the fair value (net of income taxes) recorded to other comprehensive income (loss). During March 2012, these swaps were terminated as the related debt was paid. See Note 8 for additional information.

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

7. INCOME TAXES

Due to our emergence from bankruptcy and overall restructuring, we have recorded a full valuation allowance on all U.S. federal and state deferred tax assets. We have determined that no accruals related to uncertainty in tax positions are required. The effective tax rate was (91.0)% for the three months ended March 31, 2012 and 108% for the three months ended March 31, 2011. Significant items that impacted the effective tax rate for each period, as compared to the U.S. Federal statutory rate of 35%, include earnings in foreign jurisdictions taxed at lower rates and the full valuation allowance which was recorded against our deferred tax assets. Further, the foreign earnings are taxed in foreign jurisdictions as well as in the U.S., since they are disregarded entities for U.S. federal income tax purposes. For the three months ended March 31, 2012, the rate is impacted by a noncontrolling interest in Rose Rock for which taxes are not provided. Deferred tax liabilities, with the exception of those related to certain long-lived assets, have been considered as a source of future taxable income in establishing the amount of the valuation allowance. These combined factors, and the magnitude of permanent items impacting the tax rate relative to income from continuing operations before income taxes, result in rates that are not comparable between the periods.

8. LONG TERM DEBT

Our long-term debt consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
SemGroup corporate revolving credit facility	$120,000	$82,000
SemLogistics credit facility	—	23,180
SemMexico credit facility	3,645	4,046
Capital leases	103	109

Total long-term debt	$123,748	$109,335
less: current portion of long-term debt	3,147	26,058

Noncurrent portion of long-term debt	$120,601	$83,277

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

The revolving credit facility has a capacity of $300 million at March 31, 2012. The capacity was reduced from $320 million to $300 million during the first quarter of 2012 following the close of Rose Rock’s IPO. This capacity may be used either for cash borrowings or letters of credit, although the maximum letter of credit capacity is $250 million. At March 31, 2012, we had outstanding cash borrowings of $120 million on this facility and outstanding letters of credit of $2.3 million. The principal is due on June 20, 2016, and any letters of credit expire on June 13, 2016. Earlier principal payments may be required if we enter into certain transactions to sell assets or obtain new borrowings. We have the right to make additional principal payments without incurring any penalties for early repayment.

Interest on revolving credit cash borrowings is charged at either a Eurodollar rate or an alternate base rate (“ABR”), at our election. The Eurodollar rate is calculated as:

•	the London Interbank Offered Rate (“LIBOR”) for U.S. dollar deposits adjusted for currency requirements; plus

•	a margin that can range from 2.5% to 4.0%, depending on a leverage ratio specified in the agreement.

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

8. LONG TERM DEBT, Continued

The ABR is calculated as:

•	the greater of i) the U.S. Prime Rate, ii) the Federal Funds Effective Rate plus 0.5%, or iii) one-month LIBOR plus 1%; plus

•	a margin that can range from 1.5% to 3.0%, depending on a leverage ratio specified in the agreement.

At March 31, 2012, there was $120 million of outstanding revolving cash borrowings, $110 million of which incurred interest at the Eurodollar rate and $10 million of which incurred interest at the ABR. The interest rate in effect at March 31, 2012 on $90 million of Eurodollar rate borrowings was 3.089%, calculated as LIBOR of 0.214% plus a margin of 2.875%. The interest rate in effect at March 31, 2012 on the other $20 million of Eurodollar rate borrowings was 3.6149%, calculated as LIBOR of 0.7399% plus a margin of 2.875%. The interest rate in effect at March 31, 2012 on the $10 million of ABR borrowings was 5.13%, calculated as the prime rate of 3.25% plus a margin of 1.875%.

At each interest payment date, we have the option of electing whether interest will be charged at the Eurodollar rate or at the ABR for the following interest period. If we elect the ABR, the following interest payment date will be at the end of the calendar quarter. If we elect the Eurodollar rate, we may elect for the next interest payment date to occur after one, two, three, or six months, or any other period acceptable to the lenders.

Fees are charged on any outstanding letters of credit at a rate that ranges from 2.5% to 4.0%, depending on a leverage ratio specified in the credit agreement. At March 31, 2012, the rate in effect was 2.875%. In addition, a fronting fee of 0.25% is charged on outstanding letters of credit. A commitment fee of 0.5% is charged on any unused capacity on the revolving credit facility. In addition, we are charged an annual administrative fee of $0.1 million. At March 31, 2012, $3.7 million in capitalized loan fees, net of accumulated amortization, was recorded in other noncurrent assets, which is being amortized over the life of the agreement.

We recorded interest expense related to the new SemGroup revolving credit facility of $1.5 million for the three months ended March 31, 2012, including amortization of debt issuance costs.

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

The credit agreement restricts our ability to make certain types of payments related to our capital stock, including the declaration or payment of dividends. The credit agreement is guaranteed by all of our material domestic subsidiaries (except for Rose Rock Midstream, L.P. and Rose Rock Midstream GP, LLC) and secured by a lien on substantially all of our domestic property and assets (except for the assets of Rose Rock Midstream, L.P.), subject to customary exceptions. At March 31, 2012, we were in compliance with the terms of the credit agreement.

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

8. LONG TERM DEBT, Continued

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

At Rose Rock’s option, amounts borrowed under the credit agreement will bear interest at either the Eurodollar rate or an ABR, plus, in each case, an applicable margin. Until the date the financial statements relating to the first quarter after the effective date of the credit agreement have been delivered, the applicable margin relating to any Eurodollar loan will be 2.25% and with respect to any ABR loan will be 1.25%. After such financial statements have been delivered, the applicable margin will range from 2.25% to 3.25% in the case of a Eurodollar rate loan, and from 1.25% to 2.25% in the case of an ABR loan, in each case, based on a leverage ratio. At March 31, 2012, there were no revolving cash borrowings.

Fees are charged on any outstanding letters of credit at a rate that ranges from 2.25% to 3.25%, depending on a leverage ratio specified in the credit agreement. At March 31, 2012, there were $29.8 million in outstanding letters of credit, and the rate in effect was 2.25%. In addition, a fronting fee of 0.25% is charged on outstanding letters of credit.

A commitment fee that ranges from 0.375% to 0.50%, depending on a leverage ratio specified in the credit agreement, is charged on any unused capacity of the revolving credit facility. In addition, we are charged an annual administrative fee of $0.1 million. The credit facility also allows for the use of Secured Bilateral Letters of Credit. At March 31, 2012, we had $9 million of Bilateral Letters of Credit outstanding and the interest rate in effect was 1.75%.

We recorded $0.5 million of interest expense during the three months ended March 31, 2012 related to this facility, including amortization of debt issuance costs.

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

The credit agreement includes customary events of default, including events of default relating to non-payment of principal and other amounts owing under the agreement from time to time, including in respect to letter of credit disbursement obligations, inaccuracy of representations and warranties in any material respect when made or when deemed made, violation of covenants, cross payment-defaults of Rose Rock and its restricted subsidiaries to any material indebtedness, cross acceleration to any material indebtedness, bankruptcy and insolvency events, the occurrence of a change of control, certain unsatisfied judgments, certain ERISA events, certain environmental matters and certain assertions of, or actual invalidity of, certain loan documents. A default under the Rose Rock credit agreement would permit the participating banks to terminate commitments, require immediate repayment of any outstanding loans with interest and any unpaid accrued fees, and require the cash collateralization of outstanding letter of credit obligations.

The credit agreement restricts Rose Rock’s ability to make certain types of payments relating to its common units, including the declaration or payment of dividends; provided that Rose Rock may make quarterly distributions of available cash so long as no default under the agreement then exists or would result therefrom. The agreement is:

•	guaranteed by all of Rose Rock’s material domestic subsidiaries; and

•	secured by a lien on substantially all of the property and assets of Rose Rock and the guarantors, subject to customary exceptions.

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

8. LONG TERM DEBT, Continued

At March 31, 2012, we were in compliance with the terms of the credit agreement.

SemLogistics credit facilities

SemLogistics entered into a credit agreement in December 2010, which included a £15 million term loan and a £15 million revolving credit facility (U.S. $24.0 million each, at the March 31, 2012 exchange rate). The facility was terminated in March 2012.

The revolving credit facility included capacity for cash borrowings or letters of credit.

Interest was charged on both the term loan and the revolving loans (including letters of credit) at a floating rate, which was calculated as LIBOR plus a margin that ranged from 1.75% to 2.5%, depending on whether SemLogistics met certain financial ratios specified in the agreement. At December 31, 2011, unamortized debt issuance costs of $0.8 million were included in other noncurrent assets. This balance was amortized to interest expense during first quarter 2012.

During February 2011, we entered into three interest swap agreements. The intent of the swaps was to offset a portion of the variability in interest payments due under the term loan. The swaps required us to pay a fixed rate of 2.49% on a combined notional amount of £7.5 million (which declined during the final year of the swap until it reached £7.0 million) each quarter through March 31, 2014. The swaps entitled us to receive a floating rate equal to LIBOR on the same notional amount.

These swaps were terminated in March 2012 with a loss on closure of £0.3 million (U.S. $0.5 million at the March 31, 2012 exchange rate), including a reclass of $0.3 million from accumulated other comprehensive income to earnings.

SemMexico facilities

During 2010, SemMexico entered into a credit agreement that allowed SemMexico to borrow up to 80 million Mexican pesos at any time through June 2011. Borrowings on this facility are required to be repaid with monthly payments through May 2013. At March 31, 2012, borrowings of 46.7 million Mexican pesos (U.S. $3.6 million at the March 31, 2012 exchange rate) were outstanding on this facility. Borrowings are unsecured and bear interest at the bank prime rate in Mexico plus 1.5%. At March 31, 2012, the interest rate in effect was 6.29%, calculated as 1.5% plus the bank prime rate of 4.79%.

SemMexico also has outstanding letters of credit of 277 million Mexican pesos at March 31, 2012 (U.S. $21.6 million at the March 31, 2012 exchange rate). Fees are generally charged on outstanding letters of credit at a rate of 1.0% for 14.3 million Mexican pesos (U.S. $1.1 million at the March 31, 2012 exchange rate) in letters of credit and 0.4% for 262.7 million Mexican pesos (U.S. $20.2 million at the March 31, 2012 exchange rate) in letters of credit.

During 2011, SemMexico entered into an additional credit agreement that allows SemMexico to borrow up to 56 million Mexican pesos (U.S. $4.4 million at the March 31, 2012 exchange rate) at any time during the term of the facility, which matures in August 2012. Borrowings would be unsecured and would bear interest at the bank prime rate in Mexico plus 1.7%. On February 27, 2012, this facility was decreased to 19 million Mexican pesos (U.S. $1.5 million at the March 31, 2012 exchange rate).

SemMexico recorded interest expense of $0.1 million during the three months ended March 31, 2012 related to these facilities. At March 31, 2012, we were in compliance with the terms of these facilities.

Fair value

We estimate that the fair value of our long-term debt was not materially different than the recorded values at March 31, 2012, and is categorized as a Level 3 measurement. Neither the market interest rates nor our credit profile have changed significantly enough to have had a material impact on the fair value of our debt outstanding at March 31, 2012.

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

9. COMMITMENTS AND CONTINGENCIES

Bankruptcy matters

(a) Confirmation order appeals

Manchester Securities appeal. On October 21, 2009, Manchester Securities Corporation, a creditor of SemGroup Holdings, L.P. (one of our subsidiaries), filed an objection to the Plan of Reorganization. In the objection, Manchester argued that the Plan of Reorganization should not be confirmed because it did not provide for an alleged $50 million claim of SemGroup Holdings, L.P. against SemCrude Pipeline, L.L.C. (another of our subsidiaries). On October 28, 2009, the bankruptcy court overruled the objection and entered the confirmation order approving the Plan of Reorganization. On November 4, 2009, Manchester filed a notice of appeal of the confirmation order. On December 4, 2009, Manchester’s appeal was docketed in the United States District Court for the District of Delaware. We filed a motion to dismiss the appeal as equitably moot. On February 18, 2011, the District Court granted our motion to dismiss the appeal. On March 22, 2011, Manchester filed a notice to appeal this order. On January 2, 2012, the United States Court of Appeals affirmed the judgment of the District Court to dismiss the appeal and the deadline for filing any petition for re-hearing or review has passed without further action by Manchester.

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

(b) Investigations

Around the time of our bankruptcy filings, several governmental agencies launched investigations regarding the circumstances of the filings. The mandate and scope of these investigations were very broad and some of the investigations are ongoing.

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

Certain current and prior employees of the general partner of SemGroup, L.P. are referenced in the examiner’s report and the report’s conclusions may suggest possible civil or criminal liability on their part. To the extent such claims exist, they are property of a litigation trust that was established for the benefit of pre-petition creditors pursuant to the Plan of Reorganization, and are not property of the reorganized SemGroup Corporation. This litigation trust is pursuing claims relating to findings in the examiner’s report, at its own expense. We may incur expenses, which are not expected to be material, related to information and document requests of the litigation trust related to such claims. Any indemnification obligations to former officers by SemGroup, L.P. were discharged under the Plan of Reorganization.

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

9. COMMITMENTS AND CONTINGENCIES, Continued

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

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

9. COMMITMENTS AND CONTINGENCIES, Continued

In a letter dated August 18, 2011, Blueknight claimed that SemCrude owes Blueknight approximately 141,000 barrels of crude oil. We responded to Blueknight’s letter denying their charges and requesting documentation from Blueknight of its claim. We continued to respond to requests for information and to review documentation provided by Blueknight; however, on February 14, 2012, Blueknight filed suit against us, Rose Rock Midstream GP, L.L.C. and Rose Rock Midstream, L.P. in the District Court of Oklahoma County, Oklahoma in connection with this claim. On May 1, 2012, the court approved our motion to transfer this case to Tulsa County, Oklahoma. We believe this matter is without merit and will vigorously defend our position; however, we cannot reliably predict the outcome.

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

The Kansas Department of Health and Environment (“the KDHE”) initiated discussions during our bankruptcy proceeding regarding six of our sites in Kansas (five owned by Crude and one owned by SemGas) that KDHE believes, based on their historical use, may have soil or groundwater contamination in excess of state standards. KDHE sought our agreement to undertake assessments of these sites to determine whether they are contaminated. We reached an agreement with KDHE on this matter and entered into a Consent Agreement and Final Order with KDHE to conduct environmental assessments on the sites and to pay KDHE’s costs associated with their oversight of this matter. We have conducted phase II investigations at all sites. Work plans have been submitted to, and approved by, the KDHE.

A water pipeline break occurred at a SemCAMS facility during August 2010. This resulted in a spill of material that was predominantly salt water containing a small amount of hydrocarbons. The incident was investigated by Environment Canada and Alberta Environment. On February 14, 2012, charges were filed against SemCAMS by the Federal Government of Canada (Department of Fisheries) and the Province of Alberta (Alberta Environment) in connection with this incident. SemCAMS is summoned to appear in court in Fox Creek, Province of Alberta, to respond to the charges. We are currently reviewing the charges and will request disclosure from the agencies in order to determine our response. Although it is not possible to predict the outcome of these proceedings, we accrued a liability for estimated fines and environmental contributions of $0.4 million in December 2010 which we will still carry on our books at March 31, 2012.

Asset retirement obligations

We will be required to incur significant removal and restoration costs when we retire our natural gas gathering and processing facilities in Canada. We have recorded an asset retirement obligation liability of $37.8 million at March 31, 2012, which is included within other noncurrent liabilities on our condensed consolidated balance sheets. This amount was calculated using the $107.7 million cost we estimate we would incur to retire these facilities, discounted based on our risk-adjusted cost of borrowing and the estimated timing of remediation.

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

9. COMMITMENTS AND CONTINGENCIES, Continued

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

Purchase and sale commitments

We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We account for these commitments as normal purchases and sales, and therefore we do not record assets or liabilities related to these agreements until the product is purchased or sold. At March 31, 2012, such commitments included the following (in thousands):

	Volume (barrels)	Value (U.S. Dollars)
Fixed price purchases	53	$4,975
Fixed price sales	128	$13,382
Floating price purchases	31,550	$3,238,973
Floating price sales	31,846	$3,330,409

Certain of the commitments shown in the table above relate to agreements to purchase product from a counterparty and to sell a similar amount of product (in a different location) to the same counterparty. Many of the commitments shown in the table above are cancellable by either party, as long as notice is given within the time frame specified in the agreement (generally 30 to 120 days).

Our SemGas segment has a take or pay contractual obligation related to the fractionation of natural gas liquids. This obligation began in July 2011 and continues through June 2015. On March 31, 2012, approximately $23.5 thousand was due under the contract and the amount of future obligation is approximately $4.1 million. SemGas also enters into contracts under which we are responsible for marketing the majority of the gas and natural gas liquids produced by the counterparties to the agreements. In 2012, the majority of SemGas’ revenues were generated from such contracts.

During the first quarter 2012, SemGas committed to purchasing equipment related to a 125 MMcf per day processing facility. At March 31, 2012, the future obligation associated with this purchase is $11.0 million.

10. EQUITY

Unaudited condensed consolidated statement of changes in owners’ equity

The following table shows the changes in our condensed consolidated owners’ equity accounts from December 31, 2011 to March 31, 2012 (in thousands):

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

10. EQUITY, Continued

					Accumulated
		Additional			Other		Total
	Common	Paid-in	Treasury	Accumulated	Comprehensive	Noncontrolling	Owners’
	Stock	Capital	Stock	Deficit	Income (Loss)	Interests	Equity
Balance at December 31, 2011	$418	$1,032,365	$—	$(167,812)	$(13,875)	$127,569	$978,665
Net income	—	—	—	(1,373)	—	3,483	2,110
Other comprehensive income, net of income taxes	—	—	—	—	12,755	—	12,755
Distributions to noncontrolling interests	—	—	—	—	—	(470)	(470)
Share-based compensation expense	—	1,496	—	—	—	61	1,557
Issuance of common stock under compensation plans	1	(1)	—	—	—	—	—
Repurchase of common stock	—	—	(242)	—	—	—	(242)

Balance at March 31, 2012	$419	$1,033,860	$(242)	$(169,185)	$(1,120)	$130,643	$994,375

Accumulated other comprehensive income (loss)

The following table presents the changes in the components of accumulated other comprehensive income (loss) from December 31, 2011 to March 31, 2012 (in thousands):

		Employee
	Currency	Benefit	Interest
	Translation	Plans	Rate Swaps	Total
Balance, December 31, 2011	$(10,780)	$(2,811)	$(284)	$(13,875)
Currency translation adjustment	12,429	—	—	12,429
Changes related to interest rate swaps	—	—	284	284
Changes related to benefit plans, net of income tax expense of $14	—	42	—	42

Balance, March 31, 2012	$1,649	$(2,769)	$—	$(1,120)

Common stock

Upon emergence from bankruptcy, we issued 40,882,496 shares of common stock. The Plan of Reorganization specified that we were to issue an additional 517,500 shares of common stock in settlement of pre-petition claims. As of March 31, 2012, we have issued 184,841 shares of this stock and will issue the remainder as the process of resolving the claims progresses. The owners’ equity balances on the condensed consolidated balance sheets include the shares that are required to be issued in settlement of pre-petition claims. The shares of common stock reflected on the condensed consolidated balance sheet at March 31, 2012 are summarized below:

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

10. EQUITY, Continued

Shares issued on Emergence Date	40,882,496
Shares subsequently issued in settlement of pre-petition claims	184,841
Remaining shares required to be issued in settlement of pre-petition claims	332,659
Issuance of shares under employee and director compensation programs(*)	524,815
Shares issued upon exercise of warrants	7

Total shares	41,924,818

Par value per share	$0.01

Common stock on March 31, 2012 balance sheet	$419,248

(*)

These shares include 105,409 shares which vested during the three months ended March 31, 2012. Of these vested shares, recipients sold back to the Company 8,994 shares to satisfy tax withholding obligations which are being recognized at cost as treasury stock on the condensed consolidated balance sheet.

In addition to the shares in the table above, there are shares of unvested restricted stock outstanding at March 31, 2012. The par value of these shares has not yet been reflected in common stock on the condensed consolidated balance sheet, as these shares have not yet vested. There are also shares of restricted stock that were returned to treasury upon forfeiture. The par value of these shares is not reflected in the condensed consolidated balance sheet, as no accounting recognition is given to forfeited shares.

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

Equity-based compensation

We have reserved common stock for issuance pursuant to director and employee compensation programs. At March 31, 2012, there were approximately 490,000 unvested shares that have been granted under these programs. The par values of these shares are not reflected in common stock on the condensed consolidated balance sheet, as these shares have not yet vested. Shares of restricted stock awards that were forfeited were returned to treasury. The par value of these shares is not reflected in the condensed consolidated balance sheet, as no accounting recognition is given to forfeited shares. For certain of the awards, the number of shares that will vest is contingent upon our achievement of certain specified targets. If we meet the specified maximum targets, approximately 67,000 additional shares could vest.

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

10. EQUITY, Continued

Warrants

Upon emergence from bankruptcy protection, we issued 1,634,210 warrants. The Plan of Reorganization specified that we were to issue an additional 544,737 warrants in settlement of the pre-petition claims. As of March 31, 2012, we have issued 194,558 of the warrants and will issue the remainder as the process of resolving the claims progresses. Beginning September 2011, the warrants began trading on the New York Stock Exchange under the ticker symbol, SEMGWS. The warrants reflected on the condensed consolidated balance sheet at March 31, 2012 are summarized below:

Warrants issued on Emergence Date	1,634,210
Warrants subsequently issued in settlement of pre-petition claims	194,558
Remaining warrants to be issued in settlement of pre-petition claims	350,179
Warrants exercised	(7)

Total warrants at March 31, 2012	2,178,940

Fair value per warrant at March 31, 2012	$7.42

Warrant value included within other noncurrent liabilities on March 31, 2012 consolidated balance sheet	$16,167,735

Each warrant entitles the holder to purchase one share of common stock for $25 at any time before the November 30, 2014 expiration date. Upon exercise, a holder may elect a cashless exercise, whereby the number of shares to be issued to the holder is reduced, in lieu of a cash payment. The closing price of our common stock was $29.14 per share on March 30, 2012. In the event of a change in control of the Company, the holders of the warrants would have the right to sell the warrants to us, and we would have the right to purchase the warrants from the holders. In either case, the price to be paid for the warrants would be calculated using a standard pricing model with inputs specified in the warrants agreement.

11. EARNINGS PER SHARE

The following summarizes the calculation of basic earnings per share for the three months ended March 31, 2012 and March 31, 2011 (amounts in thousands, except per share amounts):

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Continuing	Discontinued		Continuing	Discontinued
	Operations	Operations	Net	Operations	Operations	Net
Income	$2,126	$(16)	$2,110	$23	$9	$32
less: Income attributable to noncontrolling interests	3,483	—	3,483	—	—	—

Numerator	$(1,357)	$(16)	$(1,373)	$23	$9	$32
Common stock issued and to be issued pursuant to Plan of Reorganization	41,400	41,400	41,400	41,400	41,400	41,400
Weighted average common stock outstanding issued under compensation plans	507	507	507	198	198	198

Denominator	41,907	41,907	41,907	41,598	41,598	41,598

Basic earnings (loss) per share	$(0.03)	$(0.00)	$(0.03)	$0.00	$0.00	$0.00

The following summarizes the calculation of diluted earnings per share for the three months ended March 31, 2012 and March 31, 2011 (amounts in thousands, except per share amounts):

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

11. EARNINGS PER SHARE, Continued

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Continuing	Discontinued		Continuing	Discontinued
	Operations	Operations	Net	Operations	Operations	Net
Income	$2,126	$(16)	$2,110	$23	$9	$32
less: Income attributable to noncontrolling interests	3,483	—	3,483	—	—	—
less: Income resulting from change in fair value of warrants (*)	—	—	—	—	—	—

Numerator	$(1,357)	$(16)	$(1,373)	$23	$9	$32
Common stock issued and to be issued pursuant to
Plan of Reorganization	41,400	41,400	41,400	41,400	41,400	41,400
Weighted average common stock outstanding issued under compensation plans	507	507	507	198	198	198
Effect of dilutive securities	148	148	148	233	233	233

Denominator	42,055	42,055	42,055	41,831	41,831	41,831

Diluted earnings (loss) per share	$(0.03)	$(0.00)	$(0.03)	$0.00	$0.00	$0.00

(*)

During the three months ended March 31, 2012 and March 31, 2011, we recorded expenses of $4.0 million and $1.2 million related to the change in fair value of the warrants. Because of this, the warrants would have been antidilutive and, therefore, were not included in the computation of diluted earnings per share.

12. SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes the changes in the components of operating assets and liabilities shown on our condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Decrease (increase) in restricted cash	$3,058	$9,601
Decrease (increase) in accounts receivable	(87,837)	24,972
Decrease (increase) in receivable from affiliates	1,178	(318)
Decrease (increase) in inventories	2,451	55,514
Decrease (increase) in derivatives and margin deposits	316	9,063
Decrease (increase) in other current assets	7,664	(1,207)
Decrease (increase) in other assets	979	49
Increase (decrease) in accounts payable and accrued liabilities	59,887	(21,557)
Increase (decrease) in payable to affiliates	(6,650)	2
Increase (decrease) in payables to pre-petition creditors	(4,112)	(14,987)
Increase (decrease) in other noncurrent liabilities	6,127	(559)

	$(16,939)	$60,573

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

13. RELATED PARTY TRANSACTIONS

NGL Energy

As described in Note 3, we own interests in NGL Energy, which we account for under the equity method.

During the three months ended March 31, 2012, we generated the following transactions with NGL Energy (in thousands):

Revenues	$14,112
Purchases	$17,887
Reimbursements from NGL Energy for transition services	$367

White Cliffs

As described in Note 3, we account for our ownership interest in White Cliffs under the equity method. During the three months ended March 31, 2012 and 2011, we generated approximately $0.6 million and $0.4 million, respectively, of revenue from White Cliffs.

Legal Services

The law firm of Conner & Winters, LLP, of which Mark D. Berman is a partner, performs legal services for us. Mr. Berman is the spouse of Candice L. Cheeseman, General Counsel and Secretary. Mr. Berman does not perform any legal services for us. SemGroup paid $277,285 (of which $35,953 was paid by White Cliffs) in legal fees and related expenses to this law firm during the three months ended March 31, 2012. SemGroup paid $494,555 (of which $24,360 was paid by White Cliffs) in legal fees and related expenses to this law firm during the three months ended March 31, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated interim financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC.

Overview of Business

We provide gathering, transportation, storage, distribution, marketing and other midstream services primarily to independent producers, refiners of petroleum products and other market participants located in the Midwest and Rocky Mountain regions of the United States of America (the “U.S.”), Canada and the West Coast of the United Kingdom (the “U.K.”). We, or our significant equity method investees, have an asset base consisting of pipelines, gathering systems, storage facilities, terminals, processing plants and other distribution assets located in North American production and supply areas, including the Gulf Coast, Midwest, Rocky Mountain and Western Canadian regions. We maintain and operate storage, terminal and marine facilities at Milford Haven in the U.K. that enable customers to supply petroleum products to markets in the Atlantic Basin. We also operate a network of liquid asphalt cement terminals throughout Mexico. Our business is conducted through six primary business segments – Crude, SemStream®, SemCAMS, SemLogistics, SemMexico, and SemGas®. Our assets include:

•	A 51% interest in the White Cliffs Pipeline (a 527-mile crude oil pipeline running from Platteville, CO to Cushing, OK), which Crude operates;

•

A 2% general partner interest and a 57.0% limited partner interest in Rose Rock, which owns an approximately 640-mile crude oil pipeline network in Kansas and Oklahoma and a crude oil storage facility in Cushing, Oklahoma with a capacity of 7.0 million barrels;

•

8.93 million common units of NGL Energy Partners LP (“NGL Energy”) (32.2% of the limited partner units outstanding at December 31, 2011, which is the most recent information publicly available) and a 7.5% interest in NGL Energy Holdings LLC, the general partner of NGL Energy;

•	more than 1,700 miles of natural gas and NGL transportation, gathering and distribution pipelines in Arizona, Kansas, Oklahoma, Texas and Alberta, Canada;

•	8.7 million barrels of owned multi-product storage capacity located in the United Kingdom;

•	12 liquid asphalt cement terminals and modification facilities and two emulsion distribution terminals in Mexico;

•	three natural gas processing plants in the U.S., with 78 million cubic feet per day of capacity; and

•	majority ownership interests in two sour gas and two sweet gas processing plants in Alberta, Canada, with combined operating capacity of 694 million cubic feet per day.

We believe that the variety of our petroleum product assets creates opportunities for us and our customers year round.

Recent Developments

Plains All American Pipeline

On April 17, 2012, Plains All American Pipeline, L.P. (“Plains”) withdrew its October 2011 offer to acquire 100% of the issued and outstanding shares of Class A and Class B common stock of SemGroup. This action triggered a $7.2 million cash payment to certain consultants who provided advice to the Company concerning the offer from Plains ($4.0 million of that amount was accrued as of March 31, 2012). This payment will be reflected in the financial statements for the second quarter of 2012.

On May 4, 2012, we entered into definitive agreements with subsidiaries of Gavilon, LLC and Chesapeake Energy Corporation to form a joint venture for the construction of a new pipeline project in northwestern Oklahoma. Chesapeake Energy Marketing, Inc. has entered into a long-term contract with the new joint venture for transportation on the pipeline after it is placed in service.

Results of Operations

Consolidated Results of Operations

	Three Months Ended March 31,
(U.S. $ in thousands)	2012	2011
Revenue	$317,679	$406,954
Expenses
Costs of products sold	245,717	323,999
Operating	38,535	36,201
General and administrative	20,294	21,582
Depreciation and amortization	11,892	13,002
Gain on disposal or impairment	—	(64)

Total expenses	316,438	394,720
Earnings from equity method investments	7,498	2,064

Operating income	8,739	14,298

Other expense (income)
Interest expense	3,669	13,605
Other expense, net	3,957	994

Total other expenses	7,626	14,599

Income (loss) from continuing operations before income taxes	1,113	(301)
Income tax benefit	(1,013)	(324)

Income from continuing operations	2,126	23
Income (loss) from discontinued operations	(16)	9

Net income	$2,110	$32

Revenues and Expenses

Revenue and expenses before intercompany eliminations leading to operating income (loss) are analyzed by operating segment below.

Interest Expense

Interest expense decreased in the first quarter of 2012 to $4 million from $14 million in the first quarter of 2011. The credit facility that was in place during the first quarter of 2011 was refinanced in the third quarter of 2011, and the new credit facility was significantly paid down during the fourth quarter of 2011, resulting in a decrease to interest expense of $11 million in the first quarter of 2012. The overall decrease in interest expense also includes an increase of $1 million due to the write off of capitalized loan fees related to the SemLogistics credit facility that was repaid in the first quarter of 2012, offset by a decrease in letter of credit fees of $1 million due to the sale of the SemStream assets in the fourth quarter of 2011.

Other Expense, net

Other expense increased to $4 million for the three months ended March 31, 2012 from $1 million for the same period in 2011. Other expense for the three months ended March 31, 2012 was comprised mainly of a loss on the change in the fair value of our warrants.

Income Tax Expense (Benefit)

The effective tax rate was (91.0)% for the three months ended March 31, 2012 and 108% for the three months ended March 31, 2011. Significant items that impacted the effective tax rate for each period, as compared to the U.S. Federal statutory rate of 35%, include earnings in foreign jurisdictions taxed at lower rates and the full valuation allowance which was recorded against our deferred tax assets. Further, the foreign earnings are taxed in foreign jurisdictions as well as in the U.S., since they are disregarded entities for U.S. federal income tax purposes. For the three months ended March 31, 2012, the rate is impacted by minority interest for which taxes are not provided. Deferred tax liabilities, with the exception of those related to certain long-lived assets, have been considered as a source of future taxable income in establishing the amount of the valuation allowance. These combined factors, and the magnitude of permanent items impacting the tax rate relative to income from continuing operations before income taxes, result in rates that are not comparable between the periods.

Results of Operations by Reporting Segment

Crude

	Three Months Ended March 31,
(U.S. $ in thousands)	2012	2011
Revenue	$179,715	$83,791
Expenses
Costs of products sold	160,508	66,000
Operating	5,454	4,662
General and administrative	2,718	2,357
Depreciation and amortization	2,967	2,683
Loss on disposal or impairment	—	2

Total expenses	171,647	75,704
Equity earnings in White Cliffs	6,571	2,064

Operating income	$14,639	$10,151

Three months ended March 31, 2012 versus three months ended March 31, 2011

Revenue

Revenue increased in the three months ended March 31, 2012 to $180 million from $84 million in the three months ended March 31 2011.

	Three Months Ended March 31,
	2012	2011
	($ in thousands)
Product revenue	$501,478	$210,487
ASC 845-10-15	(331,946)	(137,708)

Net product revenue	169,532	72,779
Service revenue	10,334	9,423
Other	(5)	—
Net unrealized gain (loss) on derivatives	(146)	1,589

Total revenue	$179,715	$83,791

Product revenue increased in the three months ended March 31, 2012 to $501 million from $211 million in the three months ended March 31, 2011. The increase was primarily a result of increased sales volumes of 5 million barrels for the three months ended March 31, 2012 compared to 2.3 million barrels for the same period in 2011, and an increase in the average sales price of crude oil to $101 per barrel for the three months ended March 31, 2012 from $91 per barrel for the same period in 2011.

ASC 845-10-15, “Nonmonetary Transactions,” requires certain transactions – those where inventory is purchased from a customer then resold to the same customer – to be presented in the income statement on a net basis, resulting in a reduction of revenue and costs of products sold by the same amount, but has no effect on operating income (loss). However, changes in the level of such purchase and sale activity between periods can have an effect on the comparison between those periods. Revenue was reduced by $332 million and $138 million during the three months ended March 31, 2012 and 2011, respectively, in accordance with ASC 845-10-15.

Service revenue increased in the three months ended March 31, 2012 to $10 million from $9 million from the three months ended March 31, 2011, due to the completion of additional storage capacity at Cushing.

Costs of products sold

Costs of products sold increased in the three months ended March 31, 2012 to $161 million from $66 million for the same period in 2011. Costs of products sold were reduced by $332 million and $138 million in the three months ended March 31, 2012 and 2011, respectively, in accordance with ASC 845-10-15. Costs of products sold increased in the three months ended March 31, 2012 as a result of an increase in the average cost of crude oil per barrel to $98 from $88 per barrel for the same period in 2011.

Adjusted gross margin

We view adjusted gross margin as an important performance measure of the core profitability of our operations, as well as our operating performance as compared to that of other companies in our industry, without regard to financing methods, historical costs basis, capital structure or the impact of fluctuating commodity prices. We define adjusted gross margin as total revenues minus cost of products sold and unrealized gain (loss) on derivatives. Adjusted gross margin allows us to make a meaningful comparison of the operating results between our fee-based activities, which do not involve the purchase or sale of petroleum products, and our fixed-margin and marketing operations, which do. In addition, adjusted gross margin allows us to make a meaningful comparison of the results of our fixed-margin and marketing operations across different commodity price environments because it measures the spread between the product sales price and costs of products sold.

Because adjusted gross margin may be defined differently by other companies in our industry, our definition may not be comparable to similarly titled measures of other companies.

The following table shows the adjusted gross margin generated by our fee-based services, our fixed-margin transactions and our marketing activities for the three months ended March 31, 2012 (in thousands):

			Marketing Activities
	Storage	Transportation		Other (1)	Total
Revenues	$7,410	$4,357	$166,175	$1,773	$179,715
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	(160,508)	—	(160,508)
Less: Unrealized (gain) loss on derivatives	—	—	146	—	146

Adjusted gross margin	$7,410	$4,357	$5,813	$1,773	$19,353

(1)	This category includes fee-based services such as unloading and ancillary storage terminal services.

The following table shows the adjusted gross margin generated by our fee-based services, our fixed-margin transactions and our marketing activities for the three months ended March 31, 2011 (in thousands):

			Marketing Activities
	Storage	Transportation		Other (1)	Total
Revenues	$6,402	$4,379	$71,822	$1,188	$83,791
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	(66,000)	—	(66,000)
Less: Unrealized (gain) loss on derivatives	—	—	(1,589)	—	(1,589)

Adjusted gross margin	$6,402	$4,379	$4,233	$1,188	$16,202

(1)	This category includes fee-based services such as unloading and ancillary storage terminal services.

The following table presents a reconciliation of operating income to adjusted gross margin, the most directly comparable GAAP financial measure for each of the periods indicated.

	Three Months Ended March 31,
	2012	2011
	($ in thousands)
Reconciliation of operating income to adjusted gross margin:
Operating income	$14,639	$10,151
Add:
Unrealized (gain) loss on derivatives	146	(1,589)
Operating expense	5,454	4,662
General and administrative expense	2,718	2,357
Depreciation and amortization expense	2,967	2,683
Loss on disposal or impairment	—	2
Less:
Earnings from equity method investment	6,571	2,064

Adjusted gross margin	$19,353	$16,202

General

In every other category of expense, the amounts for the first quarter of 2012 are roughly equivalent to those of the first quarter of 2011.

Earnings from equity method investment

Crude’s only equity method investment is in White Cliffs. Earnings from this investment increased in the first quarter of 2012 to $7 million from $2 million in the first quarter of 2011. This increase is due primarily to a 52% increase in the crude oil volume shipped from Platteville, CO to Cushing, OK. In addition, incremental volume was shipped from Healy, KS to Cushing, OK during the first quarter of 2012. There were no such shipments in the first quarter of 2011.

SemStream

On November 1, 2011, we contributed the primary operating assets of our SemStream segment to NGL Energy. We did not, however, contribute any of the assets or liabilities of SemStream’s Arizona residential business to NGL Energy. The results of operations shown below for 2012 reflect only SemStream Arizona and the earnings from our equity method investment in NGL Energy. We include our share of NGL Energy’s earnings on a one-quarter lag because we do not receive their financial statements in sufficient time to apply the equity method to the current period.

	Three Months Ended March 31,
(U.S. $ in thousands)	2012	2011
Revenue	$5,654	$235,940
Expenses
Costs of products sold	4,230	225,612
Operating	538	2,784
General and administrative	516	2,727
Depreciation and amortization	166	1,688
Gain on disposal or impairment	—	(3)

Total expenses	5,450	232,808
Equity earnings in NGL Energy Partners, L.P.	927	—

Operating income	$1,131	$3,132

SemLogistics

	Three Months Ended March 31,
(U.S. $ in thousands)	2012	2011
Revenue	$3,784	$7,981
Expenses
Costs of products sold	—	—
Operating	1,454	1,825
General and administrative	1,811	1,832
Depreciation and amortization	2,318	2,280

Total expenses	5,583	5,937

Operating income (loss)	$(1,799)	$2,044

Three months ended March 31, 2012 versus three months ended March 31, 2011

Revenue

Revenue decreased in the three months ended March 31, 2012 to $4 million from $8 million in the three months ended March 31, 2011. High crude oil prices and backwardated market conditions (i.e., prices for future deliveries are lower than current prices) exist today and are forecast to continue through 2012. These factors have a negative effect on storage economics. As a result, the demand for storage is depressed and we have experienced difficulty securing contract renewals and replacement of long-term contracts.

General

In every category of expense, the amounts for the first quarter of 2012 are roughly equivalent to those of the first quarter of 2011.

SemCAMS

Canadian plant

On February 27, 2012, the sour gas portion of our Kaybob South Amalgamated plant (KA) in Alberta was shut down due to a mechanical failure. The equipment was repaired and the gas plant was returned to service on March 25, 2012. The plant was able to continue to process sweet gas during the outage. The financial impact of this outage was not material.

	Three Months Ended March 31,
(U.S. $ in thousands)	2012	2011
Revenue	$35,165	$34,757
Expenses
Costs of products sold	119	10
Operating	26,236	22,904
General and administrative	4,418	6,911
Depreciation and amortization	2,573	2,556

Total expenses	33,346	32,381

Operating income	$1,819	$2,376

Three months ended March 31, 2012 versus three months ended March 31, 2011

Revenue

Revenue in the first quarter of 2012 was $35 million, unchanged from the first quarter of 2011. The stability of the total revenue amount reflects the effects of plant outages in both periods which lowers throughput and, therefore, revenue. In addition, relatively low natural gas prices have caused some producers to shut in some of their production. We estimate that such shut-ins reduced revenue by approximately $500 thousand in the first quarter of 2012. Significant reductions in throughput also impair plant operations and emissions compliance.

Operating expense

Operating expense increased in the first quarter of 2012 to $26 million from $23 million in the first quarter of 2011. This increase relates primarily to a recovery of a previously written off receivable and a reduction in an accrual in 2011 which did not reoccur in 2012.

General and administrative

General and administrative expense decreased in the three months ended March 31, 2012 to $4 million from $7 million in the three months ended March 31, 2011. The reason for the decrease is $2.3 million in severance expense in 2011 which did not reoccur in 2012.

SemMexico

	Three Months Ended March 31,
(U.S. $ in thousands)	2012	2011
Revenue	$62,651	$44,730
Expenses
Costs of products sold	57,041	39,638
Operating	2,000	2,133
General and administrative	2,688	2,795
Depreciation and amortization	1,561	1,632
Gain on disposal or impairment	—	(63)

Total expenses	63,290	46,135

Operating loss	$(639)	$(1,405)

Three months ended March 31, 2012 versus three months ended March 31, 2011

Revenue

Revenue increased in the first quarter of 2012 to $63 million from $45 million in the first quarter of 2011. Higher prices ($691 per metric ton versus $557 per metric ton) accounted for 69% of the increase and higher volume (89,525 metric tons versus 79,722 metric tons) accounted for the remaining 31% of the increase.

Costs of products sold

Costs of products sold increased in the first quarter of 2012 to $57 million from $40 million in the first quarter of 2011. On a per unit basis, the cost of products sold increased to $633 per metric ton from $496 per metric ton.

General

In all other categories of expense, the amounts for the three months ended March 31, 2012 are roughly equivalent to those of the same period in 2011.

SemGas

On March 2, 2012, SemGas was informed by ONEOK Hydrocarbon, L.P. (ONEOK) that a force majeure event had occurred at ONEOK’s Medford, Oklahoma facility. As a result, the SemGas plants at Nash and Hopeton, Oklahoma were shut down. The ONEOK issue was resolved and the SemGas plants were returned to service on March 8, 2012.

	Three Months Ended March 31,
(U.S. $ in thousands)	2012	2011
Revenue	$33,440	$20,971
Expenses
Costs of products sold	26,549	14,191
Operating	2,853	1,840
General and administrative	1,843	1,827
Depreciation and amortization	1,630	1,429

Total expenses	32,875	19,287

Operating income	$565	$1,684

Three months ended March 31, 2012 versus three months ended March 31, 2011

Revenue

Revenue increased in the three months ended March 31, 2012 to $33 million from $21 million for the three months ended March 31, 2011. This increase is the result of higher sales volume (7,932 MMcf versus 4,122 MMcf) offset in part by lower sales price per unit ($4.22/Mcf versus $5.09/Mcf). The increase in volume is primarily a result of increased drilling and production in the area served by our gas plants in Hopeton and Nash, Oklahoma.

Costs of products sold

Costs of products sold increased in the three months ended March 31, 2012 to $27 million from $14 million in the three months ended March 31, 2011. This increase is primarily related to higher volume offset in part by lower prices as described above. In addition, certain contracts contain volume incentive tiers whereby producers receive a larger percentage as their volume increases, which resulted in higher costs of products sold, expressed as a percentage of revenue. Also, we made a contract adjustment which increased costs of products sold in the first quarter of 2012 by approximately $1.3 million.

Adjusted gross margin

We view adjusted gross margin as an important performance measure of the core profitability of our operations, as well as our operating performance as compared to that of other companies in our industry, without regard to financing methods, historical costs basis, capital structure or the impact of fluctuating commodity prices. We define adjusted gross margin as total revenues minus cost of products sold and unrealized gain (loss) on derivatives. Adjusted gross margin allows us to make a meaningful comparison of the operating results between our fee-based activities, which do not involve the purchase or sale of petroleum products, and our fixed-margin and marketing operations, which do. In addition, adjusted gross margin allows us to make a meaningful comparison of the results of our fixed-margin and marketing operations across different commodity price environments because it measures the spread between the product sales price and costs of products sold.

Because adjusted gross margin may be defined differently by other companies in our industry, our definition may not be comparable to similarly titled measures of other companies.

	Three Months Ended March 31,
	2012	2011
Revenue	$33,440	$20,971
Less: cost of products sold, exclusive of depreciation	26,549	14,191
Less: Unrealized (gain) loss on derivatives	—	—

Adjusted gross margin	$6,891	$6,780

The following table presents a reconciliation of operating income to adjusted gross margin, the most directly comparable GAAP financial measure for each of the periods indicated.

	Three Months Ended March 31,
	2012	2011
	($ in thousands)
Reconciliation of operating income to adjusted gross margin:
Operating income	$565	$1,684
Add:
Operating expense	2,853	1,840
General and administrative expense	1,843	1,827
Depreciation and amortization expense	1,630	1,429

Adjusted gross margin	$6,891	$6,780

Operating expense

Operating expense increased in the first quarter of 2012 to $3 million from $2 million in the first quarter of 2011. This increase is primarily due to increased cost of compressor equipment, contract labor and maintenance related to the increased volumes described above.

Other and Eliminations

	Three Months Ended March 31,
(U.S. $ in thousands)	2012	2011
Revenue	$(2,730)	$(21,216)
Expenses
Costs of products sold	(2,730)	(21,452)
Operating	—	53
General and administrative	6,300	3,133
Depreciation and amortization	677	734

Total expenses	4,247	(17,532)

Operating loss	$(6,977)	$(3,684)

Other and Eliminations is not an operating segment. This table is included to permit the reconciliation of segment information to that of the consolidated Company.

Liquidity and Capital Resources

Sources and Uses of Cash

Revolving Credit Facility

On June 20, 2011, we entered into a $325 million revolving credit facility, which can be utilized by our SemStream, SemCAMS and SemGas segments. On July 25, 2011, this credit facility was increased to a total of $350 million. Later, on December 14, 2011, this credit facility was decreased to $320 million and on January 13, 2012, the capacity was further decreased to $300 million. This facility may, under certain conditions, be increased by up to an additional $100.0 million. This revolving credit facility expires in 2016. There was $120 million outstanding on the revolving credit facility at March 31, 2012. The interest rate in effect was 3.089% on $90 million, 3.6149% on $20 million and 5.13% on $10 million.

The revolving credit facility includes a $250.0 million sub-limit for the issuance of letters of credit for the account of SemGroup or its loan parties in U.S. dollars, and within this sublimit, $10.0 million may be utilized for the issuance of letters of credit for the account of our Canadian subsidiary, SemCAMS ULC. Letters of credit bear interest from 2.5% to 4.0%, based on a leverage ratio, and are charged a fronting fee of 0.25%. At March 31, 2012, there was $2.28 million in letters of credit outstanding and the interest rate in effect was 2.875%.

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

We are required to pay a commitment fee of 0.50% on the unused portion of the revolving line of credit, which was $177.7 million at March 31, 2012. Additionally, we pay an administrative fee of $0.1 million annually. Alternative base rate interest and bank fees are paid quarterly; Eurodollar interest is paid at the end of each interest period. For the three months ended March 31, 2012, interest expense related to the revolving credit facility was $1.5 million, of which $0.5 million related to amortization of capitalized financing costs and write offs of capitalized financing costs due to reduction in overall revolver capacity.

All outstanding borrowings under the revolving credit facility will be due and payable on June 20, 2016. All letters of credit will expire on June 13, 2016.

The agreement for the credit facilities contains various covenants that limit, among other things, the ability of SemGroup Corporation, as the borrower, with its restricted subsidiaries, to incur indebtedness, grant certain liens supporting indebtedness, merge or consolidate, sell all or substantially all of its assets, enter into certain affiliate transactions, make certain distributions, and allow any material change in the nature of its business. Significant financial covenants under the credit facilities include:

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

Each of the above ratios will be tested at the end of each fiscal quarter. As of March 31, 2012, we were in compliance with our covenants under the credit facilities.

The revolver loan includes customary events of default, including events of default relating to non-payment of principal and other amounts owing under the credit facilities from time to time, including in respect to letter of credit disbursement obligations, inaccuracy of representations and warranties in any material respect when made or when deemed made, violation of covenants, cross payment-defaults of SemGroup and its restricted subsidiaries to any material indebtedness, cross acceleration to any material indebtedness, bankruptcy and insolvency events, the occurrence of a change of control, certain unsatisfied judgments, certain ERISA events, certain environmental matters and certain assertions of or actual invalidity of certain loan documents. A default under the credit facilities would permit the participating banks to terminate commitments, require immediate repayment of any outstanding loans with interest and any unpaid accrued fees, and require the cash collateralization of outstanding letter of credit obligations. In addition, the credit facilities prohibit any commodity transactions that are not permitted by our Comprehensive Risk Management Policy.

The credit facilities restrict our ability to make certain types of payments relating to our capital stock, including the declaration or payment of dividends. Dividends are limited to $10 million plus an allowable amount as defined by the credit facilities. At March 31, 2012, dividends are limited to $10 million plus the available amount as defined in the credit agreement. The credit facilities are:

•	guaranteed by all of SemGroup’s material domestic subsidiaries (except for Rose Rock Midstream, L.P. and Rose Rock Midstream GP, LLC); and

•	secured by a lien on substantially all of our domestic property and assets (except for the assets of Rose Rock Midstream, L.P.), subject to customary exceptions.

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

Rose Rock Revolving Credit Facility

On November 10, 2011, Rose Rock entered into a $150.0 million senior secured revolving credit agreement with The Royal Bank of Scotland, as administrative agent, and a syndicate of lenders. The credit facility is available to fund working capital, for the issuance of up to $75 million of letters of credit, to finance capital expenditures and other permitted payments and for other lawful corporate purposes and will allow Rose Rock to request that the maximum amount of the credit facility be increased by up to an additional $200 million, subject to receiving increased commitments from lenders or commitments from other financial institutions. At March 31, 2012, Rose Rock had no outstanding borrowings on the revolving credit facility and had $29.8 million outstanding in letters of credit. Rose Rock’s obligations under the credit facility are secured by a first priority lien on substantially all of its material assets. The credit facility matures on December 14, 2016. Borrowings under the credit facility bear interest at either an alternate base rate or an adjusted Eurodollar rate, in each case plus an applicable margin. The applicable margin varies based upon Rose Rock’s Leverage Ratio, as defined in the credit facility. At March 31, 2012, had there been any borrowings under the revolving credit, the interest rate applicable to alternate base rate borrowings would have been 4.50% and the interest rate applicable to Eurodollar rate borrowings would have been the Eurodollar margin of 2.25% plus the applicable LIBOR rate.

Fees are charged on any outstanding letters of credit at a rate that ranges from 2.25% to 3.25% depending on a leverage ratio specified in the credit agreement. In addition, a fronting fee of 0.25% is charged on outstanding letters of credit.

A commitment fee that ranges from 0.375% to 0.50%, depending on a leverage ratio specified in the credit agreement is charged on any unused capacity of the revolving credit facility. In addition, Rose Rock is charged an annual administrative fee of $0.1 million. The credit facility also allows for the use of Secured Bilateral Letters of Credit. At March 31, 2012, we had $9 million of Secured Bilateral Letters of Credit outstanding and the interest rate in effect was 1.75%.

We recorded $0.5 million of interest expense during the three months ended March 31, 2012 related to this facility, including amortization of debt issuance costs.

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

As of March 31, 2012, Rose Rock was in compliance with the covenants.

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

SemLogistics Credit Facility

SemLogistics entered into a credit agreement in December 2010, which included a £15 million term loan and a £15 million revolving credit facility (U.S. $24.0 million each, at the March 31, 2012 exchange rate). The facility was terminated in March 2012.

The revolving credit facility included capacity for cash borrowings or letters of credit.

Interest was charged on both the term loan and the revolving loans (including letters of credit) at a floating rate, which was calculated as LIBOR plus a margin that ranged from 1.75% to 2.5%, depending on whether SemLogistics met certain financial ratios specified in the agreement. At December 31, 2011, unamortized debt issuance costs of $0.8 million were included in other current assets. This balance was amortized to interest expense during first quarter 2012.

During February 2011, we entered into three interest swap agreements. The intent of the swaps was to offset a portion of the variability in interest payments due under the term loan. The swaps required us to pay a fixed rate of 2.49% on a combined notional amount of £7.5 million (which declined during the final year of the swap until it reached £7.0 million) each quarter through March 31, 2014. The swaps entitled us to receive a floating rate equal to LIBOR on the same notional amount.

These swaps were terminated in March 2012 with a loss on closure of £0.3 million (U.S. $0.5 million at the March 31, 2012 exchange rate), including a reclass of $0.3 million from accumulated other comprehensive income to earnings.

SemMexico Revolving Credit Facilities

During 2010, SemMexico entered into a credit agreement that allowed SemMexico to borrow up to 80 million Mexican pesos at any time through June 2011. Borrowings on this facility are required to be repaid with monthly payments through May 2013. At March 31, 2012, borrowings of 46.7 million Mexican pesos (U.S. $3.6 million at the March 31, 2012 exchange rate) were outstanding on this facility. Borrowings are unsecured and bear interest at the bank prime rate in Mexico plus 1.5%. At March 31, 2012, the interest rate in effect was 6.29%, calculated as 1.5% plus the bank prime rate of 4.79%.

At March 31, 2012, SemMexico also has outstanding letters of credit of 277 million Mexican pesos (U.S. $21.6 million at the March 31, 2012 exchange rate). Fees are generally charged on outstanding letters of credit at a rate of 0.40% for 262.7 million Mexican pesos (U.S. $20.2 million at the March 31, 2012 exchange rate) in letters of credit and 1% for 14.3 million Mexican pesos (U.S. $1.1 million at the March 31, 2012 exchange rate) in letters of credit.

During 2011, SemMexico entered into an additional credit agreement that allows SemMexico to borrow up to 56 million Mexican pesos (U.S. $4.4 million at the March 31, 2012 exchange rate) at any time during the term of the facility, which matures in August 2012. Borrowings would be unsecured and would bear interest at the bank prime rate in Mexico plus 1.7%. On February 27, 2012, this facility was decreased to 19 million Mexican pesos (U.S. $1.5 million at the March 31, 2012 exchange rate).

SemMexico recorded interest expense of $0.1 million during the three months ended March 31, 2012 related to these facilities.

At March 31, 2012, we were in compliance with the terms of these facilities.

Liquidity – Sources and Uses

Our primary sources of liquidity are cash flows generated from our operating activities and borrowing capacity under our revolving credit facility. Our primary liquidity requirements are working capital, debt service, contractual obligations and capital expenditures. The consolidated cash balance on March 31, 2012 (including restricted cash) was approximately $110 million. Of this amount, approximately $49 million was held in Canada and will be subject to tax if transferred to the United States. We expect to have adequate liquidity to fund our liquidity requirements over the foreseeable future from cash flows generated from operating activities and available borrowing capacity under our revolving credit facility.

The following table summarizes our changes in cash for the periods presented:

	Three Months Ended March 31,
(U.S. $ in thousands)	2012	2011
Statement of cash flow data:
Cash flows provided by (used for):
Operating activities	$(1,342)	$79,261
Investing activities	(14,098)	(7,393)
Financing activities	12,730	(5,474)

Subtotal	(2,710)	66,394
Effect of exchange rate on cash and cash equivalents	(141)	(775)

Change in cash and cash equivalents	$(2,851)	$65,619

Operating Activities

The components of operating cash flows can be summarized as follows (in thousands):

	Three Months Ended March 31,
(U.S. $ in thousands)	2012	2011
Net income:	$2,110	$32
Non-cash expenses, net	13,487	18,656
Changes in operating assets and liabilities	(16,939)	60,573

Net cash flows provided by (used in) operating activities	$(1,342)	$79,261

Non-cash expenses decreased to $13 million for the three months ended March 31, 2012 from $19 million for the three months ended March 31, 2011.

Changes in operating assets and liabilities during the three months ended March 31, 2012 included an increase of $88 million in accounts receivable, offset by an increase in accounts payable of $60 million, a decrease in payable to affiliates of $7 million and a decrease in prepetition payables of $4 million. Changes in operating assets and liabilities during the three months ended March 31, 2011 included a decreases in restricted cash of $10 million, in inventory of $56 million, in accounts receivable of $25 million, and in margin deposits of $9 million. This was offset by a decrease in accounts payable of $22 million and a decrease in prepetition receivables of $15 million.

Investing Activities

For the three months ended March 31, 2012, we had net cash outflows of $14 million from investing activities, due primarily to $16 million of capital expenditure, partially offset by net investing cash inflows of $2 million from our investments in White Cliffs and NGL Energy.

For the three months ended March 31, 2011, we had net cash outflows of $7 million from investing activities, due primarily to $10 million of capital expenditures, partially offset by net investing cash inflows of $4 million from our investment in White Cliffs

Capital expenditures were higher during the three months ended March 31, 2012 than in the corresponding period in the prior year, due in part to the refinancing of our credit agreements. The credit agreements in place upon our emergence from bankruptcy contained more restrictions on our ability to undertake capital expansions than our current credit agreements.

Financing Activities

For the three months ended March 31, 2012, we had net cash inflows of $13 million from financing activities, substantially all of which related to borrowings on long-term debt of $112 million, partially offset by principal payments of $99 million.

For the three months ended March 31, 2011, we had net cash outflows of $5 million from financing activities, substantially all of which related to principal payments on long-term debt of $20.1 million, partially offset by borrowings on long-term debt of $14.7 million.

Off-Balance Sheet Arrangements

We do not use any off-balance sheet arrangements to enhance our liquidity and capital resources, or for any other purpose.

Capital Expenditures

We estimate that capital expenditures for 2012 will be approximately $180 million, including an estimated $150 million for strategic projects, $26 million for maintenance projects and $4 million for environment and regulatory projects. During the three months ended March 31, 2012 and March 31, 2011, we spent $16 million and $10 million (cash basis), respectively, on capital projects.

Commitments

There have been no material changes to our contractual obligations outside the ordinary course of our business from those previously disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011, although the value of product purchase commitments is greater at March 31, 2012 than it was at March 31, 2011.

We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We establish a margin for these purchases by entering into various types of physical and financial sale and exchange transactions through which we seek to maintain a position that is substantially balanced between purchases on the one hand and sales and future delivery obligations on the other. We account for these commitments as normal purchases and sales, and therefore we do not record assets or liabilities related to these agreements until the product is purchased or sold. At March 31, 2012, such commitments included the following (volumes and dollars in thousands):

	Volume
	(barrels)	Value
Fixed price purchases	53	$4,975
Fixed price sales	128	$13,382
Floating price purchases	31,550	$3,238,973
Floating price sales	31,846	$3,330,409

Certain of the commitments shown in the table above relate to agreements to purchase product from a counterparty and to sell a similar amount of product (in a different location) to the same counterparty. Many of the commitments shown in the table above are cancellable by either party, as long as notice is given within the time frame specified in the agreement (generally 30 to 120 days).

Our SemGas segment has a take or pay contractual obligation related to the fractionation of natural gas liquids. This obligation began in July 2011 and continues through June 2015. On March 31, 2012, approximately $23.5 thousand was due under the contract and the amount of future obligation is approximately $4.1 million. In addition, our SemGas segment enters into contracts under which we are responsible for marketing the majority of the gas and natural gas liquids produced by the counterparties to the agreements. During the three months ended March 31, 2012, the majority of SemGas’ revenues were generated from such contracts.

During the first quarter 2012, SemGas committed to purchasing equipment related to a 125 MMcf per day processing facility. At March 31, 2012, the future obligation associated with this purchase is $11.0 million.

Critical Accounting Policies and Estimates

For disclosure regarding our critical accounting policies and estimates, see the discussion under the caption “Critical Accounting Policies and Estimates” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011.

Recent Accounting Pronouncements

See Note 1 to our condensed consolidated financial statements.

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

The table below outlines the range of NYMEX prompt month daily settle prices for crude oil and natural gas futures, and the range of daily propane spot prices provided by an independent, third-party broker for the three months ended March 31, 2012 and March 31, 2011 and the years ended December 31, 2011 and 2010.

	Light Sweet Crude Oil Futures (Barrel)	Mont Belvieu (Non-LDH) Spot Propane (Gallon)	Henry Hub Natural Gas Futures (MMBtu)
Quarter Ended March 31, 2012
High	$109.77	$1.40	$3.10
Low	$96.36	$1.17	$2.13

High/Low Differential	$13.41	$0.23	$0.97

Quarter Ended March 31, 2011
High	$106.72	$1.63	$4.74
Low	$84.32	$1.30	$3.78

High/Low Differential	$22.40	$0.33	$0.96

Year Ended December 31, 2011
High	$113.93	$1.63	$4.85
Low	$75.67	$1.30	$2.99

High/Low Differential	$38.26	$0.33	$1.86

Year Ended December 31, 2010
High	$91.51	$1.43	$6.01
Low	$68.01	$0.96	$3.29

High/Low Differential	$23.50	$0.47	$2.72

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

Based on our open derivative contracts at March 31, 2012, a 5% increase in the applicable market price or prices for each derivative contract would result in a less than $0.1 million decrease in our crude oil sales revenues. A 5% decrease in the applicable market price or prices for each derivative contract would result in a less than $0.1 million increase in our crude oil sales revenues. However, the increases or decreases in crude oil sales revenues we recognize from our open derivative contracts are substantially offset by higher or lower crude oil sales revenues when the physical sale of the product occurs. These contracts may be for the purchase or sale of crude oil or in markets different from the physical markets in which we are attempting to hedge our exposure, or may have timing differences relative to the physical markets. As a result of these factors, our hedges may not eliminate all price risks.

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

Interest Rate Risk

We utilize both fixed and variable rate debt and are exposed to market risk due to the floating interest rates on our credit facilities. Therefore, from time-to-time we may utilize interest rate derivatives to manage interest obligations on specific debt issuances. Our variable rate debt bears interest at LIBOR or prime, subject to certain floors, plus the applicable margin. At March 31, 2012, an increase in these base rates of 1%, above the base rate floors, would increase our interest expense by $1.2 million per year.

The average interest rates presented below are based upon rates in effect at March 31, 2012 and December 31, 2011. The carrying value of the variable rate instruments in our credit facilities approximate fair value primarily because our rates fluctuate with prevailing market rates.

The following table summarizes our debt obligations:

Liabilities	March 31, 2012	December 31, 2011
Short-term debt - variable rate	$3.1 million	$26.1 million
Average interest rate	6.31%	3.22%
Long-term debt - variable rate	$120.5 million	$83.3 million
Average interest rate	3.36%	3.37%
Long-term debt - fixed rate	$0 million	$0 million
Fixed interest rate	0.00%	0.00%

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

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), are effective as of March 31, 2012. This conclusion is based on an evaluation conducted under the supervision and participation of our Chief Executive Officer and Chief Financial Officer along with our management. Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see the discussion under the captions “Bankruptcy matters”, “Other matters” and “Environmental” in Note 9 of our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated by reference into this Item 1.

Item 1A. Risk Factors

There have been no material changes to the risk factors involving us from those previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of our common stock by us during the quarter ended March 31, 2012:

	Total Number of Shares Purchased (1)	Weighted Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2012 - January 31, 2012	5,777	$27.00	—	—
February 1, 2012 - February 28, 2012	3,217	26.86	—	—
March 1, 2012 - March 31, 2012	—	—	—	—

Total	8,994	$26.95	—	—

(1)	Represents shares of common stock acquired from certain of our officers for payment of taxes associated with the vesting of restricted stock awards.
(2)	The price paid per common share represents the closing price as posted on the New York Stock Exchange on the day that the stock was repurchased.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

10.1	Consulting Services Agreement, effective as of February 2, 2012, by and between SemGroup Corporation and David B. Gorte (filed as Exhibit 10.23 to our annual report on Form 10-K for the fiscal year ended December 31, 2011, filed February 29, 2012).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Norman J. Szydlowski, Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.

32.1	Section 1350 Certification of Norman J. Szydlowski, Chief Executive Officer.

32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2012 and 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (iv) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2012	SEMGROUP CORPORATION

	By:	/s/ Robert N. Fitzgerald
Robert N. Fitzgerald
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

10.1	Consulting Services Agreement, effective as of February 2, 2012, by and between SemGroup Corporation and David B. Gorte (filed as Exhibit 10.23 to our annual report on Form 10-K for the fiscal year ended December 31, 2011, filed February 29, 2012).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Norman J. Szydlowski, Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.

32.1	Section 1350 Certification of Norman J. Szydlowski, Chief Executive Officer.

32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2012 and 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (iv) the Notes to the Condensed Consolidated Financial Statements.