Form 10-K/A
period 2011-12-31
SemGroup Corp
filed 2012-06-21
CIK 1489136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 1-34736

SEMGROUP CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-3533152 (I.R.S. Employer Identification No.)

Two Warren Place

6120 S. Yale Avenue, Suite 700

Tulsa, OK  74136-4216

(918) 524-8100

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, par value $0.01 per share	New York Stock Exchange
Common Share Purchase Rights	New York Stock Exchange
Warrants to Purchase Common Stock	New York Stock Exchange

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
(Do not check if a smaller reporting company)

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, in connection with the registrant’s Annual Stockholders’ Meeting held on May 23, 2012, are incorporated by reference into Part III of this Form 10-K.

Explanatory Note

This Amendment No. 2 (“Amendment No. 2”) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2012 (the “Form 10-K”), is being filed for the purpose of providing separate financial statements of NGL Energy Partners LP and NGL Supply, Inc. (collectively, “NGL Energy”) in accordance with Rule 3-09 of Regulation S-X.  As indicated in the Form 10-K, NGL Energy is an equity method investee in which the Registrant owns 8.93 million common units (32.2% of the common units outstanding at December 31, 2011) and a 7.5% interest in the general partner of NGL Energy.  NGL Energy’s fiscal year ends on March 31 of each year, and as such, NGL Energy’s financial statements for the fiscal year ended March 31, 2012 were not available until after the date the Form 10-K was filed and, accordingly, the Registrant is filing the required NGL Energy financial statements with this Amendment No. 2.  NGL Energy is solely responsible for the form and content of the NGL Energy financial statements provided herewith.

As required by the rules of the SEC, this Amendment No. 2 sets forth an amended “Item 15. Exhibits and Financial Statement Schedules” in its entirety and includes the new certifications from the Registrant’s chief executive officer and chief financial officer.

Except as expressly noted herein, this Amendment No. 2 speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-K.

Item 15. Exhibits and Financial Statement Schedules

(a)                                 (1)                                 Financial Statements. The consolidated financial statements of the Registrant included in the Form 10-K filed with the SEC on February 29, 2012, as listed on page F-1 thereof, which follows the signature page thereto.

(2)                                 Financial Statement Schedules. All financial statement schedules are omitted as inapplicable or because the required information is contained in the financial statements or the notes thereto.

The financial statements of White Cliffs Pipeline, L.L.C., one of our equity method investees, are included in this filing as Exhibit 99.1 pursuant to Rule 3-09 of Regulation S-X.

The financial statements of NGL Energy Partners LP and NGL Supply, Inc., one of our equity method investees, are included in this filing as Exhibit 99.2 pursuant to Rule 3-09 of Regulation S-X.

(3)                                 Exhibits. The following documents are included as exhibits to this Amendment No. 2. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed with this Amendment No. 2 or, except as otherwise noted, was filed with the Form 10-K of the Registrant filed on February 29, 2012.

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

21*	Subsidiaries of SemGroup Corporation.

23.1*	Consent of Independent Registered Public Accounting Firm — BDO USA, LLP.

23.2**	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP.

23.3**	Consent of Independent Registered Public Accounting Firm — BDO USA, LLP.

31.1**	Rule 13a — 14(a)/15d — 14(a) Certification of Norman J. Szydlowski, Chief Executive Officer.

31.2**	Rule 13a — 14(a)/15d — 14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.

32.1**	Section 1350 Certification of Norman J. Szydlowski, Chief Executive Officer.

32.2**	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.

99.1*	White Cliffs Pipeline, L.L.C. financial statements presented pursuant to Rule 3-09 of Regulation S-X.

99.2**	NGL Energy Partners LP and NGL Supply, Inc. financial statements presented pursuant to Rule 3-09 of Regulation S-X.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2011 and 2010, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2011 and 2010, the month ended December 31, 2009 (Successor) and the eleven months ended November 30, 2009 (Predecessor), (iii) the Consolidated Statements of Changes in Owners’ Equity (Deficit) for the years ended December 31, 2011 and 2010, the month ended December 31, 2009 (Successor) and the eleven months ended November 30, 2009 (Predecessor), (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010, the month ended December 31, 2009 (Successor) and the eleven months ended November 30, 2009 (Predecessor), and (v) the Notes to Consolidated Financial Statements (filed as Exhibit 101 to amendment no. 1 to our annual report on Form 10-K/A, filed on March 30, 2012).

*	Previously filed with the Form 10-K of the Registrant filed on February 29, 2012.
**	Filed or furnished, as applicable, with this Amendment No. 2.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMGROUP CORPORATION
Date: June 21, 2012
	By:	/s/ Robert N. Fitzgerald
Robert N. Fitzgerald
Senior Vice President and
Chief Financial Officer

Index to Exhibits

The following documents are included as exhibits to this Amendment No. 2. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed with this Amendment No. 2 or, except as otherwise noted, was filed with the Form 10-K of the Registrant filed on February 29, 2012.

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

21*	Subsidiaries of SemGroup Corporation.

23.1*	Consent of Independent Registered Public Accounting Firm — BDO USA, LLP.

23.2**	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP.

23.3**	Consent of Independent Registered Public Accounting Firm — BDO USA, LLP.

31.1**	Rule 13a — 14(a)/15d — 14(a) Certification of Norman J. Szydlowski, Chief Executive Officer.

31.2**	Rule 13a — 14(a)/15d — 14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.

32.1**	Section 1350 Certification of Norman J. Szydlowski, Chief Executive Officer.

32.2**	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.

99.1*	White Cliffs Pipeline, L.L.C. financial statements presented pursuant to Rule 3-09 of Regulation S-X.

99.2**	NGL Energy Partners LP and NGL Supply, Inc. financial statements presented pursuant to Rule 3-09 of Regulation S-X.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2011 and 2010, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2011 and 2010, the month ended December 31, 2009 (Successor) and the eleven months ended November 30, 2009 (Predecessor), (iii) the Consolidated Statements of Changes in Owners’ Equity (Deficit) for the years ended December 31, 2011 and 2010, the month ended December 31, 2009 (Successor) and the eleven months ended November 30, 2009 (Predecessor), (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010, the month ended December 31, 2009 (Successor) and the eleven months ended November 30, 2009 (Predecessor), and (v) the Notes to Consolidated Financial Statements (filed as Exhibit 101 to amendment no. 1 to our annual report on Form 10-K/A, filed on March 30, 2012).

*	Previously filed with the Form 10-K of the Registrant filed on February 29, 2012.
**	Filed or furnished, as applicable, with this Amendment No. 2.
+	Management contract or compensatory plan or arrangement.