Form 10-Q
period 2012-06-30
SemGroup Corp
filed 2012-08-09
CIK 1489136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class			Outstanding at July 31, 2012
Class A	Common stock, $	0.01 par	41,755,444	Shares
Class B	Common stock, $	0.01 par	153,800	Shares

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

All statements, other than statements of historical fact, included in this Form 10-Q regarding the prospects of our industry, our anticipated financial performance, the anticipated performance of NGL Energy Partners LP, management’s plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions and other matters, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negative of these terms or variations of them or similar terms. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks, and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those discussed in Item 1A of our most recent Annual Report on Form 10-K, entitled “Risk Factors,” risk factors discussed in other reports that we file with the Securities and Exchange Commission (“SEC”), and the following:

•	Our ability to generate sufficient cash flow from operations to enable us to pay our debt obligations or to fund our other liquidity needs;

•	Our ability to comply with the covenants contained in, and maintain certain financial ratios required by, our credit facilities;

•	Our ability to obtain additional capital on terms that are favorable to us;

•	The ability of our subsidiary, Rose Rock Midstream, L.P., to make minimum quarterly distributions to its unitholders, including us;

•	The operations of NGL Energy Partners LP, which we do not control;

•	The possibility that our hedging activities may result in losses or may have a negative impact on our financial results;

•	Any sustained reduction in demand for the petroleum products we gather, transport, process and store;

•	Our ability to obtain new sources of supply of petroleum products;

•	Our failure to comply with new or existing environmental laws or regulations or cross border laws or regulations;

•	The possibility that the construction or acquisition of new assets may not result in the corresponding anticipated revenue increases;

•	The effects of having filed for, and emerged from, bankruptcy protection;

•	Any future impairment to goodwill resulting from the loss of customers or business;

•	Changes in currency exchange rates; and

•	The risks and uncertainties of doing business outside of the U.S., including political and economic instability and changes in local governmental laws, regulations and policies.

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

As used in this Form 10-Q, and unless the context indicates otherwise, the terms “the Company,” “SemGroup,” “we,” “us,” “our,” “ours,” and similar terms refer to SemGroup® Corporation, its consolidated subsidiaries, and its predecessors. We sometimes refer to crude oil, natural gas, natural gas liquids (natural gas liquids, or “NGLs,” include ethane, propane, normal butane, iso-butane, and natural gasoline), refined petroleum products and liquid asphalt cement, collectively, as “petroleum products” or “products.”

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

SEMGROUP CORPORATION

Condensed Consolidated Balance Sheets

(Dollars in thousands)

	(Unaudited) June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$67,778	$76,405
Restricted cash	35,040	39,543
Accounts receivable (net of allowance of $4,357 and $3,687 at June 30, 2012 and December 31, 2011, respectively)	279,457	212,479
Receivable from affiliates	5,760	6,408
Inventories	23,322	33,061
Other current assets	21,780	21,839

Total current assets	433,137	389,735

Property, plant and equipment (net of accumulated depreciation of $107,509 and $84,880 at June 30, 2012 and December 31, 2011, respectively)	769,708	743,235
Equity method investments	327,737	327,243
Goodwill	9,677	9,453
Other intangible assets (net of accumulated amortization of $5,497 and $4,336 at June 30, 2012 and December 31, 2011, respectively)	8,307	8,950
Other assets, net	8,720	12,565

Total assets	$1,557,286	$1,491,181

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$172,153	$145,236
Payable to affiliates	1,248	6,871
Accrued liabilities	83,832	55,489
Payables to pre-petition creditors	33,112	37,800
Deferred revenue	14,813	23,031
Other current liabilities	2,778	2,026
Current portion of long-term debt	2,744	26,058

Total current liabilities	310,680	296,511

Long-term debt	118,575	83,277
Deferred income taxes	71,966	73,784
Other noncurrent liabilities	65,285	58,944
Commitments and contingencies (Note 9)
SemGroup owners’ equity:
Common stock (Note 10)	419	418
Additional paid-in capital	1,035,448	1,032,365
Treasury stock, at cost (Note 10)	(242)	—
Accumulated deficit	(164,038)	(167,812)
Accumulated other comprehensive loss	(11,017)	(13,875)

Total SemGroup owners’ equity	860,570	851,096

Noncontrolling interests in consolidated subsidiaries	130,210	127,569

Total owners’ equity	990,780	978,665

Total liabilities and owners’ equity	$1,557,286	$1,491,181

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Revenues:
Product	$239,764	$281,393	$506,862	$634,757
Service	29,799	37,210	57,296	68,610
Other	64,591	25,616	87,675	47,806

Total revenues	334,154	344,219	651,833	751,173
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	221,631	264,371	467,348	588,370
Operating	82,937	39,427	121,472	75,628
General and administrative	16,961	18,798	37,255	40,380
Depreciation and amortization	12,043	13,258	23,935	26,260
(Gain) loss on disposal or impairment of long-lived assets, net	119	(72)	119	(136)

Total expenses	333,691	335,782	650,129	730,502

Earnings from equity method investments	12,289	4,086	19,787	6,150

Operating income	12,752	12,523	21,491	26,821
Other expenses (income):
Interest expense	2,112	29,765	5,781	43,370
Foreign currency transaction (gain) loss	(34)	(79)	3	(556)
Other (income) expense, net	3,509	(7,062)	7,429	(5,591)

Total other expenses, net	5,587	22,624	13,213	37,223

Income (loss) from continuing operations before income taxes	7,165	(10,101)	8,278	(10,402)
Income tax (benefit) expense	(93)	2,218	(1,106)	1,894

Income (loss) from continuing operations	7,258	(12,319)	9,384	(12,296)
Income (loss) from discontinued operations, net of income taxes	(15)	20	(31)	29

Net income (loss)	7,243	(12,299)	9,353	(12,267)
Less: net income attributable to noncontrolling interests	2,096	—	5,579	—

Net income (loss) attributable to SemGroup	$5,147	$(12,299)	$3,774	$(12,267)

Net income (loss)	$7,243	$(12,299)	$9,353	$(12,267)
Other comprehensive income (loss), net of income taxes	(9,897)	(335)	2,858	6,638

Comprehensive income (loss)	(2,654)	(12,634)	12,211	(5,629)
Less: comprehensive income attributable to noncontrolling interests	2,096	—	5,579	—

Comprehensive income (loss) attributable to SemGroup	$(4,750)	$(12,634)	$6,632	$(5,629)

Net income (loss) per common share (Note 11):
Basic	$0.12	$(0.30)	$0.09	$(0.29)
Diluted	$0.12	$(0.30)	$0.09	$(0.29)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Cash flows from operating activities:
Net income (loss)	$9,353	$(12,267)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net unrealized (gain) loss related to derivative instruments	122	(7,093)
Depreciation and amortization	23,935	26,260
Gain (loss) on disposal or impairment of long-lived assets, net	119	(136)
Equity earnings from investments	(19,787)	(6,150)
Distributions from equity investments	17,771	6,150
Amortization and write down of debt issuance costs	1,755	22,541
Deferred tax expense (benefit)	(2,283)	4,482
Non-cash equity compensation	3,223	2,560
Provision for uncollectible accounts receivable, net of recoveries	632	(5,136)
Currency (gain) loss	3	(556)
Changes in operating assets and liabilities (Note 12)	(10,691)	39,942

Net cash provided by operating activities	24,152	70,597

Cash flows from investing activities:
Capital expenditures	(43,517)	(32,868)
Proceeds from sale of long-lived assets	201	1,091
Investments in non-consolidated subsidiaries	(3,447)	(2,237)
Distributions in excess of equity in earnings of affiliates	4,969	6,523

Net cash used in investing activities	(41,794)	(27,491)

Cash flows from financing activities:
Debt issuance costs	(132)	(10,070)
Borrowings on debt and other obligations	165,500	26,434
Principal payments on debt and other obligations	(154,240)	(60,172)
Distributions to noncontrolling interests	(3,077)	—
Repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation	(242)	—

Net cash provided by (used in) financing activities	7,809	(43,808)

Effect of exchange rate changes on cash and cash equivalents	1,206	(720)
Net decrease in cash and cash equivalents	(8,627)	(1,422)
Cash and cash equivalents at beginning of period	76,405	90,159

Cash and cash equivalents at end of period	$67,778	$88,737

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Although management believes these estimates are reasonable, actual results could differ materially from these estimates. The results of operations for the six months ended June 30, 2012, are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

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

Our significant accounting policies are consistent with those described in our Annual Report on Form 10-K for the year ended December 31, 2011.

Recent accounting pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”), which creates common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. We adopted this guidance on January 1, 2012. The impact of adoption was not material.

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

1. OVERVIEW, Continued

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

During September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment”. This ASU is designed to simplify how entities test goodwill for impairment. Under the new standard, an entity may first assess qualitative factors to determine whether it is more likely than not that the fair value of an asset group is less than the carrying amount, for the purpose of determining whether it is necessary to estimate the fair value of the asset group to which the goodwill relates. We adopted this guidance on January 1, 2012, and will test goodwill for impairment on October 1st in accordance with SemGroup Corporation’s policy.

2. ROSE ROCK MIDSTREAM, L.P.

On December 14, 2011, our subsidiary Rose Rock Midstream, L.P. (“Rose Rock”) completed an initial public offering (“IPO”) of 7 million common units representing limited partner interests (NYSE: RRMS). We control the operations of Rose Rock through our ownership of the general partner interest, and we continue to consolidate Rose Rock. Our ownership interest in Rose Rock as of June 30, 2012 (unaudited) and December 31, 2011 is shown in the table below:

General partner interest	2%
Limited partner interest(a)	57%

Total ownership interest	59%

(a)	Represents 1.4 million common units and 8.4 million subordinated units

Outside ownership interests in Rose Rock are reflected in “noncontrolling interests in consolidated subsidiaries” on our condensed consolidated balance sheets at June 30, 2012 and December 31, 2011. The portion of Rose Rock’s net income attributable to outside owners is reflected within “net income attributable to noncontrolling interests” in our condensed consolidated statements of operations and comprehensive income (loss) for the three months and six months ended June 30, 2012.

We receive distributions from Rose Rock on our common and subordinated units and our two percent general partner interest, which includes our incentive distribution rights. Rose Rock intends to pay a minimum quarterly distribution of $0.3625 per unit, to the extent it has sufficient available cash, as defined in Rose Rock’s partnership agreement. Rose Rock’s partnership agreement requires Rose Rock to distribute all of its available cash each quarter in the following manner:

	Total Quarterly Distributions Per Unit Target Amount				Marginal Percentage Interest in Distributions
					Unitholders	General Partner	Incentive Distribution Rights
Minimum Quarterly Distributions				$0.3625	98.0%	2.0%	—
First Target Distribution	above	$0.3625	up to	$0.416875	98.0%	2.0%	—
Second Target Distribution	above	$0.416875	up to	$0.453125	85.0%	2.0%	13.0%
Third Target Distribution	above	$0.453125	up to	$0.54375	75.0%	2.0%	23.0%
Thereafter			above	$0.54375	50.0%	2.0%	48.0%

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

2. ROSE ROCK MIDSTREAM, L.P., Continued

The following table shows the distributions paid or expected to be paid (in thousands, except for per unit amounts):

	Record Date	Payment Date	Distribution Per Unit		Distributions Paid/to be Paid
Quarter Ended					SemGroup				Noncontrolling Interest Common Units	Total Distributions
					General Partner	Incentive Distributions	Common Units	Subordinated Units
December 31, 2011*	February 3, 2012	February 13, 2012	$0.0670	*	$23	$—	$93	$561	$470	$1,147
March 31, 2012	May 7, 2012	May 15, 2012	$0.3725		$128	$—	$517	$3,125	$2,607	$6,377
June 30, 2012	August 6, 2012	August 14, 2012**	$0.3825	**	$131	$—	$532	$3,209	$2,678	$6,549

*	Minimum quarterly distribution for quarter ended December 31, 2011 was prorated for the period beginning immediately after the closing of Rose Rock’s IPO, December 14, 2011 through December 31, 2011.
**	Expected payment date and amounts for distributions related to the quarter ended June 30, 2012.

Certain summarized balance sheet information of Rose Rock is shown below (in thousands):

	(unaudited) June 30, 2012	December 31, 2011
Cash	$12,955	$9,709
Other current assets	168,001	156,873
Property, plant and equipment	279,150	276,246
Other noncurrent assets	2,567	2,666

Total assets	$462,673	$445,494

Current liabilities	$152,245	$140,553
Long-term debt	75	87
Partners’ capital attributable to SemGroup	180,491	177,323
Partners’ capital attributable to noncontrolling interests	129,862	127,531

Total liabilities and partners’ capital	$462,673	$445,494

Certain summarized income statement information of Rose Rock for the three months and six months ended June 30, 2012 and June 30, 2011 is shown below (in thousands):

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Revenue	$157,418	$110,714	$337,133	$194,505
Cost of products sold	$140,549	$96,144	$301,057	$162,144
Operating, general and administrative expenses	$8,267	$6,611	$16,197	$13,632
Depreciation and amortization expense	$2,999	$2,700	$5,966	$5,383
Net income	$5,126	$4,973	$12,884	$12,577

3. INVESTMENTS IN NON-CONSOLIDATED SUBSIDIARIES

White Cliffs

We account for our 51% ownership of White Cliffs Pipeline, L.L.C. (“White Cliffs”) under the equity method, as the other owners have substantive rights to participate in its management. Under the equity method, we do not report the individual assets and liabilities of White Cliffs on our condensed consolidated balance sheets. Instead, our ownership interest is reflected in one line as a noncurrent asset on our condensed consolidated balance sheets. Certain summarized income statement information of White Cliffs for the three months and six months ended June 30, 2012 and June 30, 2011 is shown below (in thousands):

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

3. INVESTMENTS IN NON-CONSOLIDATED SUBSIDIARIES, Continued

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Revenue	$25,732	$16,870	$48,388	$30,363
Operating, general and administrative expenses	$3,640	$2,994	$7,525	$6,205
Depreciation and amortization expense	$4,986	$5,203	$9,969	$10,408
Net income	$17,106	$8,673	$30,894	$13,750
Distributions paid to SemGroup	$(10,827)	$(7,056)	$(19,767)	$(12,673)

The equity in earnings of White Cliffs for the three months and six months ended June 30, 2012 and June 30, 2011 reported in our condensed consolidated statement of operations and comprehensive income (loss) is less than 51% of the net income of White Cliffs for the same period. This is due to certain general and administrative expenses we incur in managing the operations of White Cliffs that the other owners are not obligated to share. Such expenses are recorded by White Cliffs, and are allocated to our ownership interest. White Cliffs recorded $0.5 million and $0.7 million of such general and administrative expense for the three months ended June 30, 2012 and June 30, 2011, respectively. White Cliffs recorded $1.5 million and $1.8 million of such general and administrative expense for the six months ended June 30, 2012 and June 30, 2011, respectively.

NGL Energy

On November 1, 2011, we acquired 8,932,031 common units representing limited partner interests in NGL Energy Partners LP (NYSE: NGL) (“NGL Energy”), which represents approximately 30.6% of the total 29,215,599 limited partner units of NGL Energy outstanding at March 31, 2012, and a 7.5% interest in the general partner of NGL Energy. Our general partner ownership interest was diluted to 6.42% in connection with an NGL Energy acquisition completed June 19, 2012. In conjunction with the June 2012 transaction, we received 201,378 additional common units. These ownership changes will impact our equity earnings from NGL Energy in our third quarter financial statements.

At June 30, 2012, the fair market value of our 9,133,409 common unit investment in NGL Energy was $202.3 million, based on a June 29, 2012 closing price of $22.15 per common unit. This does not reflect our interest in the general partner of NGL Energy and does not include any valuation adjustment related to our agreement to waive our distribution rights on approximately 3.9 million of the common units until the third quarter 2012. The excess of the recorded amount of our investment over the book value of our share of the underlying net assets primarily represents equity method goodwill. The fair value of our limited partner investment in NGL Energy is categorized as a Level 1 measurement as it is based on quoted market prices.

Our policy is to record our equity in earnings of NGL Energy on a one-quarter lag, as we do not expect information on the earnings of NGL Energy to always be available in time to consistently record the earnings in the quarter in which they are generated. Accordingly, we have recorded $3.8 million and $4.8 million equity in earnings of NGL Energy in our condensed consolidated statements of operations and comprehensive income (loss) for the three months and six months ended June 30, 2012, respectively, which relate to the earnings of NGL Energy for the three months and six months ended March 31, 2012, prorated for the period of time we held our ownership interest in NGL Energy. We received cash distributions of $1.8 million and $3.0 million for the three and six months ended June 30, 2012, respectively, related to these earnings from NGL Energy.

Certain unaudited summarized income statement information of NGL Energy for the three months and six months ended March 31, 2012 is shown below (in thousands):

	Three Months Ended March 31, 2012	Six Months Ended March 31, 2012
Revenue	$438,929	$909,587
Cost of products sold	$389,798	$829,596
Operating, general and administrative expenses	$25,901	$42,717
Depreciation and amortization expense	$6,631	$12,033
Net income	$13,943	$20,032

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

3. INVESTMENTS IN NON-CONSOLIDATED SUBSIDIARIES, Continued

Glass Mountain Pipeline LLC

In May 2012, we formed a joint venture, Glass Mountain Pipeline LLC (“GMP”), to construct, maintain and operate a 210-mile crude oil pipeline system originating in Alva and Arnett, Oklahoma and terminating at Cushing, Oklahoma. Construction of the pipeline is expected to be completed by the end of 2013. Once the pipeline is in service, it will be operated by a subsidiary of Rose Rock. We have a 25% ownership interest in GMP and will account for our investment in GMP using the equity method.

As of June 30, 2012, we made an initial cash capital contribution of $1.9 million and expect to make additional contributions of approximately $19.4 million and $19.6 million in 2012 and 2013, respectively.

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

	Three Months Ended June 30, 2012
	Crude	SemStream	SemCAMS	SemGas	SemLogistics	SemMexico	Corporate and Other	Consolidated
				(dollars in thousands)
Revenues:
External	$157,418	$2,377	$79,683	$23,580	$2,613	$68,483	$—	$334,154
Intersegment	—	—	—	2,554	—	—	(2,554)	—

Total revenues	157,418	2,377	79,683	26,134	2,613	68,483	(2,554)	334,154
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	140,549	1,698	71	19,990	99	61,778	(2,554)	221,631
Operating	6,462	527	68,848	3,306	1,631	2,163	—	82,937
General and administrative	2,063	398	2,632	1,394	1,448	2,541	6,485	16,961
Depreciation and amortization	2,999	163	2,673	1,726	2,334	1,517	631	12,043
Loss on disposal or impairment of long-lived assets, net	56	—	—	—	—	63	—	119

Total expenses	152,129	2,786	74,224	26,416	5,512	68,062	4,562	333,691

Earnings from equity method investments	8,461	3,828	—	—	—	—	—	12,289

Operating income (loss)	13,750	3,419	5,459	(282)	(2,899)	421	(7,116)	12,752
Other expenses (income), net	(383)	7	5,352	770	189	425	(773)	5,587

Income (loss) from continuing operations before income taxes	$14,133	$3,412	$107	$(1,052)	$(3,088)	$(4)	$(6,343)	$7,165

Total assets at June 30, 2012 (excluding intersegment receivables)	$601,311	$200,905	$293,868	$113,596	$173,585	$93,390	$80,631	$1,557,286

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

4. SEGMENTS, Continued

	Three Months Ended June 30, 2011
	Crude	SemStream	SemCAMS	SemGas	SemLogistics	SemMexico	Corporate and Other	Consolidated
				(dollars in thousands)
Revenues:
External	$112,683	$109,472	$45,879	$15,030	$6,604	$54,551	$—	$344,219
Intersegment	(1,969)	16,607	—	10,325	—	—	(24,963)	—

Total revenues	110,714	126,079	45,879	25,355	6,604	54,551	(24,963)	344,219
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	96,144	128,829	—	17,447	—	46,917	(24,966)	264,371
Operating	4,491	2,605	27,862	2,009	1,740	715	5	39,427
General and administrative	2,111	2,655	2,448	1,412	1,840	3,363	4,969	18,798
Depreciation and amortization	2,700	1,734	2,613	1,453	2,324	1,627	807	13,258
Loss (gain) on disposal or impairment of long-lived assets, net	10	67	—	—	—	(143)	(6)	(72)

Total expenses	105,456	135,890	32,923	22,321	5,904	52,479	(19,191)	335,782

Earnings from equity method investments	4,086	—	—	—	—	—	—	4,086

Operating income (loss)	9,344	(9,811)	12,956	3,034	700	2,072	(5,772)	12,523
Other expenses (income), net	2,299	11,779	8,434	1,361	262	(332)	(1,179)	22,624

Income (loss) from continuing operations before income taxes	$7,045	$(21,590)	$4,522	$1,673	$438	$2,404	$(4,593)	$(10,101)

	Six Months Ended June 30, 2012
	Crude	SemStream	SemCAMS	SemGas	SemLogistics	SemMexico	Corporate and Other	Consolidated
	(dollars in thousands)
Revenues:
External	$337,133	$8,031	$114,848	$54,290	$6,397	$131,134	$—	$651,833
Intersegment	—	—	—	5,284	—	—	(5,284)	—

Total revenues	337,133	8,031	114,848	59,574	6,397	131,134	(5,284)	651,833
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	301,057	5,928	190	46,539	99	118,819	(5,284)	467,348
Operating	11,916	1,065	95,084	6,159	3,085	4,163	—	121,472
General and administrative	4,781	914	7,050	3,237	3,259	5,229	12,785	37,255
Depreciation and amortization	5,966	329	5,246	3,356	4,652	3,078	1,308	23,935
Loss on disposal or impairment of long-lived assets, net	56	—	—	—	—	63	—	119

Total expenses	323,776	8,236	107,570	59,291	11,095	131,352	8,809	650,129

Earnings from equity method investments	15,032	4,755	—	—	—	—	—	19,787

Operating income (loss)	28,389	4,550	7,278	283	(4,698)	(218)	(14,093)	21,491
Other expenses (income), net	(620)	55	10,555	1,302	1,468	315	138	13,213

Income (loss) from continuing operations before income taxes	$29,009	$4,495	$(3,277)	$(1,019)	$(6,166)	$(533)	$(14,231)	$8,278

	Six Months Ended June 30, 2011
	Crude	SemStream	SemCAMS	SemGas	SemLogistics	SemMexico	Corporate and Other	Consolidated
	(dollars in thousands)
Revenues:
External	$195,688	$332,495	$80,636	$27,731	$14,585	$99,281	$757	$751,173
Intersegment	(1,183)	29,524	—	18,595	—	—	(46,936)	—

Total revenues	194,505	362,019	80,636	46,326	14,585	99,281	(46,179)	751,173
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	162,144	354,441	10	31,638	—	86,555	(46,418)	588,370
Operating	9,153	5,389	50,766	3,849	3,565	2,848	58	75,628
General and administrative	4,468	5,382	9,359	3,239	3,672	6,158	8,102	40,380
Depreciation and amortization	5,383	3,422	5,169	2,882	4,604	3,259	1,541	26,260
Loss (gain) on disposal or impairment of long-lived assets, net	12	64	—	—	—	(206)	(6)	(136)

Total expenses	181,160	368,698	65,304	41,608	11,841	98,614	(36,723)	730,502

Earnings from equity method investments	6,150	—	—	—	—	—	—	6,150

Operating income (loss)	19,495	(6,679)	15,332	4,718	2,744	667	(9,456)	26,821
Other expenses (income), net	2,268	15,023	14,671	1,747	428	(624)	3,710	37,223

Income (loss) from continuing operations before income taxes	$17,227	$(21,702)	$661	$2,971	$2,316	$1,291	$(13,166)	$(10,402)

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

5. INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Natural gas and natural gas liquids	$407	$570
Crude oil	12,022	21,803
Asphalt and other	10,893	10,688

	$23,322	$33,061

6. FINANCIAL INSTRUMENTS

Fair value of financial instruments

We record certain financial assets and liabilities at fair value at each balance sheet date. The tables below summarize the balances of these assets and liabilities at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012					December 31, 2011
	Level 1	Level 2	Level 3	Netting*	Total	Level 1	Level 2	Level 3	Netting*	Total
Assets:
Commodity derivatives	$254	$—	$—	$(214)	$40	$393	$—	$—	$(231)	$162

Total assets	254	—	—	(214)	40	393	—	—	(231)	162

Liabilities:
Commodity derivatives	$214	$—	$—	$(214)	$—	$231	$—	$—	$(231)	$—
Warrants	19,719	—	—	—	19,719	12,180	—	—	—	12,180
Interest rate swaps	—	—	—	—	—	—	358	—	—	358

Total liabilities	19,933	—	—	(214)	19,719	12,411	358	—	(231)	12,538

Net liabilities at fair value	$(19,679)	$—	$—	$—	$(19,679)	$(12,018)	$(358)	$—	$—	$(12,376)

*	Relates primarily to exchange traded futures. Gain and loss positions on multiple contracts are settled net on a daily basis with the exchange.

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

“Level 2” measurements use as inputs market observable and corroborated prices for similar commodity derivative contracts. Assets and liabilities classified as Level 2 include over-the-counter (“OTC”) traded forward contracts and swaps.

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

There were no financial assets or liabilities classified as Level 3 during the three months and six months ended June 30, 2012. The following table summarizes changes in the fair value of our net financial assets (liabilities) classified as Level 3 in the fair value hierarchy (in thousands):

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

6. FINANCIAL INSTRUMENTS, Continued

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Warrants	Commodity Derivatives	Total	Warrants	Commodity Derivatives	Total
Net liabilities—beginning balance	$—	$—	$—	$(18,412)	$(1,792)	$(20,204)
Transfers out of Level 3(*)	—	—	—	—	(247)	(247)
Total gain (realized and unrealized) included in earnings(**)	—	—	—	4,794	320	5,114
Settlements	—	—	—	—	(17)	(17)

Net liabilities—ending balance	$—	$—	$—	$(13,618)	$(1,736)	$(15,354)

Amount of total gain included in earnings for the period attributable to the change in unrealized gain or loss relating to assets and liabilities still held at the reporting date	$—	$—	$—	$4,794	$302	$5,096

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Warrants	Commodity Derivatives	Total	Warrants	Commodity Derivatives	Total
Net liabilities—beginning balance	$—	$—	$—	$(17,192)	$(547)	$(17,739)
Transfers out of Level 3(*)	—	—	—	—	(425)	(425)
Total gain (loss) (realized and unrealized) included in earnings(**)	—	—	—	3,574	(374)	3,200
Settlements	—	—	—	—	(390)	(390)

Net liabilities—ending balance	$—	$—	$—	$(13,618)	$(1,736)	$(15,354)

Amount of total gain (loss) included in earnings for the period attributable to the change in unrealized gain or loss relating to assets and liabilities still held at the reporting date	$—	$—	$—	$3,574	$(765)	$2,809

(*)	In these tables, transfers in and transfers out are recognized as of the beginning of the reporting period for commodity derivatives and as of the transfer date for warrants.
(**)	Gains and losses related to commodity derivatives are reported in product revenue and gains and losses related to warrants are recorded in other expense (income) in the condensed consolidated statements of operations and comprehensive income (loss).

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

We contributed the primary operating assets of SemStream, L.P. (“SemStream) to NGL Energy on November 1, 2011, including all of SemStream’s commodity derivatives. Prior to November 1, 2011, SemStream managed commodity price risk by limiting its net open positions subject to outright price risk and basis risk resulting from grade, location or time differences. SemStream did so by selling and purchasing similar quantities of natural gas liquids with purchase and sale transactions for current or future delivery, by entering into future delivery and purchase obligations with futures contracts or other commodity derivatives and employing its storage

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

6. FINANCIAL INSTRUMENTS, Continued

and transportation assets. SemStream, at times, hedged its natural gas liquids commodity price exposure with derivatives on commodities other than natural gas liquids due to the limited size of the market for natural gas liquids derivatives. In addition, physical transaction sale and purchase strategies were intended to lock in positive margins for SemStream, e.g., the sales price was sufficient to cover purchase costs, any other fixed and variable costs and SemStream’s profit. All marketing activities were subject to our Comprehensive Risk Management Policy, which establishes limits to manage risk and mitigate financial exposure.

Our commodity derivatives were comprised of swaps, future contracts, and forward contracts of crude oil and natural gas liquids. These are defined as follows:

Swaps – Over the counter transactions where a floating price, basis or index is exchanged for a fixed (or a different floating) price, basis or index at a preset schedule in the future according to an agreed-upon formula.

Futures contracts – Exchange traded contracts to buy or sell a commodity. These contracts are standardized by the exchange in terms of quality, quantity, delivery period and location for each commodity.

Forward contracts – Over the counter contracts to buy or sell a commodity at an agreed upon future date. The buyer and seller agree on specific terms (price, quantity, delivery period and location) and conditions at the inception of the contract.

The following table sets forth the notional quantities for commodity derivative instruments entered into (amounts in thousands of barrels):

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Sales	300	6,168	683	12,811
Purchases	235	6,508	686	13,372

We have not designated any of our commodity derivative instruments as accounting hedges. We record the fair value of our commodity derivative instruments on our condensed consolidated balance sheets in other current assets and other current liabilities in the following amounts (in thousands):

	June 30, 2012		December 31, 2011
	Assets	Liabilities	Assets	Liabilities
Commodity contracts	$40	$—	$162	$—

Realized and unrealized gains (losses) from our commodity derivatives were recorded to product revenue in the following amounts (in thousands):

Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
$1,415	$(878)	$289	$(2,898)

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

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

7. INCOME TAXES

Due to our emergence from bankruptcy and overall restructuring, we have recorded a full valuation allowance on all U.S. federal and state deferred tax assets. We have determined that no accruals related to uncertainty in tax positions are required. The effective tax rate was (1)% for the three months ended June 30, 2012, and (22)% for the three months ended June 30, 2011. The effective tax rate was (13)% for the six months ended June 30, 2012, and (18)% for the six months ended June 30, 2011. Significant items that impacted the effective tax rate for each period, as compared to the U.S. Federal statutory rate of 35%, include earnings in foreign jurisdictions taxed at lower rates and the full valuation allowance which was recorded against our deferred tax assets. Further, the foreign earnings are taxed in foreign jurisdictions as well as in the U.S., since they are disregarded entities for U.S. federal income tax purposes. For the three months and six months ended June 30, 2012, the rate is impacted by a noncontrolling interest in Rose Rock for which taxes are not provided. Deferred tax liabilities, with the exception of those related to certain long-lived assets, have been considered as a source of future taxable income in establishing the amount of the valuation allowance. These combined factors, and the magnitude of permanent items impacting the tax rate relative to income from continuing operations before income taxes, result in rates that are not comparable between the periods.

8. LONG-TERM DEBT

Our long-term debt consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
SemGroup corporate revolving credit facility	$118,500	$82,000
Rose Rock credit facility	—	—
SemLogistics credit facility	—	23,180
SemMexico credit facility	2,721	4,046
Capital leases	98	109

Total long-term debt	$121,319	$109,335
less: current portion of long-term debt	2,744	26,058

Noncurrent portion of long-term debt	$118,575	$83,277

SemGroup corporate credit agreement

Our revolving credit facility had a capacity of $300 million at June 30, 2012. The capacity was reduced from $320 million to $300 million during the first quarter of 2012 following the close of Rose Rock’s IPO. This capacity may be used either for cash borrowings or letters of credit, although the maximum letter of credit capacity is $250 million. At June 30, 2012, we had outstanding cash borrowings of $118.5 million on this facility and outstanding letters of credit of $2.1 million.

At June 30, 2012, $100 million of our outstanding cash borrowings incurred interest at the Eurodollar rate and $18.5 million incurred interest at the alternate base rate (“ABR”). The interest rate in effect at June 30, 2012, on $50 million of Eurodollar rate borrowings was 3.23%, calculated as LIBOR of 0.7334% plus a margin of 2.5%. The interest rate in effect at June 30, 2012, on $30 million of Eurodollar rate borrowings was 2.97%, calculated as LIBOR of 0.46815% plus a margin of 2.5%. The interest rate in effect at June 30, 2012, on the other $20 million of Eurodollar rate borrowings was 3.24%, calculated as LIBOR of 0.7399% plus a margin of 2.5%. The interest rate in effect at June 30, 2012, on the $18.5 million of ABR borrowings was 4.75%, calculated as the prime rate of 3.25% plus a margin of 1.5%.

At June 30, 2012, the commitment rate in effect on letters of credit was 2.5%. In addition, a fronting fee of 0.25% is charged on outstanding letters of credit. A commitment fee of 0.5% is charged on any unused capacity on the revolving credit facility.

At June 30, 2012, $3.5 million in capitalized loan fees, net of accumulated amortization, was recorded in other noncurrent assets, which is being amortized over the life of the loan.

We recorded interest expense related to the SemGroup revolving credit facility of $1.6 million and $3.2 million for the three months and six months ended June 30, 2012, respectively, including amortization of debt issuance costs.

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

8. LONG-TERM DEBT, Continued

At June 30, 2012, we were in compliance with the terms of the credit agreement.

Rose Rock credit facility

At June 30, 2012, there were no revolving cash borrowings on Rose Rock’s $150 million revolving credit facility. There were $35.0 million in outstanding letters of credit, and the rate in effect was 2.25%. In addition, a fronting fee of 0.25% is charged on outstanding letters of credit. A commitment fee that ranges from 0.375% to 0.50%, depending on a leverage ratio specified in the credit agreement, is charged on any unused capacity of the revolving credit facility. We had $2.7 million of Secured Bilateral Letters of Credit outstanding and the interest rate in effect was 1.75%. Secured Bilateral Letters of Credit are external to the facility and do not reduce revolver availability. At June 30, 2012, we were in compliance with the terms of the credit agreement.

We recorded $0.5 million and $1.0 million of interest expense during the three months and six months ended June 30, 2012, respectively, including amortization of debt issuance costs.

At June 30, 2012, $1.5 million in capitalized loan fees, net of accumulated amortization, was recorded in other noncurrent assets, which is being amortized over the life of the facility.

SemLogistics credit facilities

SemLogistics entered into a credit agreement in December 2010, which included a £15 million term loan and a £15 million revolving credit facility. This facility was terminated in March 2012.

At December 31, 2011, unamortized debt issuance costs of $0.8 million were included in other noncurrent assets. This balance was amortized to interest expense during first quarter 2012.

During February 2011, we entered into three interest swap agreements. The intent of the swaps was to offset a portion of the variability in interest payments due under the term loan. These swaps were terminated in March 2012 with a loss on closure of $0.4 million, including a reclass of $0.3 million from accumulated other comprehensive income to earnings.

SemMexico facilities

During 2010, SemMexico entered into a credit agreement that allowed SemMexico to borrow up to 80 million Mexican pesos at any time through June 2011. Borrowings on this facility are required to be repaid with monthly payments through May 2013. At June 30, 2012, borrowings of 36.7 million Mexican pesos (U.S. $2.7 million at the June 30, 2012 exchange rate) were outstanding on this facility. Borrowings are unsecured and bear interest at the bank prime rate in Mexico plus 1.5%. At June 30, 2012, the interest rate in effect was 6.27%, calculated as 1.5% plus the bank prime rate of 4.77%.

SemMexico also has outstanding letters of credit of 276.2 million Mexican pesos at June 30, 2012 (U.S. $20.5 million at the June 30, 2012 exchange rate). Fees are generally charged on outstanding letters of credit at a rate of 0.43% for 262.7 million Mexican pesos (U.S. $19.5 million at the June 30, 2012 exchange rate) in letters of credit and 1.0% for 13.5 million Mexican pesos (U.S. $1.0 million at the June 30, 2012 exchange rate) in letters of credit.

During 2011, SemMexico entered into an additional credit agreement that allows SemMexico to borrow up to 56 million Mexican pesos (U.S. $4.2 million at the June 30, 2012 exchange rate) at any time during the term of the facility, which matures in August 2012. Borrowings would be unsecured and would bear interest at the bank prime rate in Mexico plus 1.7%. On February 27, 2012, this facility was decreased to 19 million Mexican pesos (U.S. $1.4 million at the June 30, 2012 exchange rate). At June 30, 2012, there were no outstanding borrowings on this facility.

On June 13, 2012, SemMexico entered into an additional revolving credit agreement that allows SemMexico to borrow up to 44 million Mexican pesos (U.S. $3.3 million at the June 30, 2012 exchange rate) at any time during the term of the facility, which matures in June 2015. Borrowings would be unsecured and would bear interest at the bank prime rate in Mexico plus 2.0%. At June 30, 2012, there were no outstanding borrowings on this facility.

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

8. LONG-TERM DEBT, Continued

SemMexico recorded interest expense of $0.1 million and $0.1 million during the three months and six months ended June 30, 2012, respectively, related to these facilities. At June 30, 2012, we were in compliance with the terms of these facilities.

Fair value

We estimate that the fair value of our long-term debt was not materially different than the recorded values at June 30, 2012, and is categorized as a Level 3 measurement. It is our belief that neither the market interest rates nor our credit profile have changed significantly enough to have had a material impact on the fair value of our debt outstanding at June 30, 2012.

9. COMMITMENTS AND CONTINGENCIES

Bankruptcy matters

(a) Confirmation order appeal

Luke Oil appeal. On October 21, 2009, Luke Oil Company, C&S Oil/Cross Properties, Inc., Wayne Thomas Oil and Gas and William R. Earnhardt Company (collectively, “Luke Oil”) filed an objection to the Plan of Reorganization “to the extent that the Plan of Reorganization may alter, impair, or otherwise adversely affect Luke Oil’s legal rights or other interests.” On October 28, 2009, the bankruptcy court overruled the Luke Oil objection and entered the confirmation order. On November 6, 2009, Luke Oil filed a notice of appeal. On December 23, 2009, Luke Oil’s appeal was docketed in the United States District Court for the District of Delaware. We filed a motion to dismiss the appeal as equitably moot. On May 21, 2012, the District Court entered an order granting our motion to dismiss Luke Oil’s appeal of the confirmation order. On June 18, 2012, Luke Oil filed its Notice of Appeal, notifying the District Court and the parties to the lawsuit that it was appealing the decision of the District Court to the United States Court of Appeals for the Third Circuit. While we believe that this action is without merit and are vigorously defending this matter on appeal, an adverse ruling on this action could have a material adverse impact on us.

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

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

9. COMMITMENTS AND CONTINGENCIES, Continued

In a letter dated August 18, 2011, Blueknight claimed that SemCrude owes Blueknight approximately 141,000 barrels of crude oil. We responded to Blueknight’s letter denying their charges and requesting documentation from Blueknight of its claim. On February 14, 2012, after months of interaction between the parties through which we requested Blueknight to substantiate its claim, Blueknight filed suit against us in the District Court of Oklahoma County, Oklahoma. On May 1, 2012, the court approved our motion to transfer this case to Tulsa County, Oklahoma. On July 2, 2012, the Tulsa County District Court appointed a Special Master to conduct a review of whether Blueknight is missing 141,000 barrels of crude oil from operations occurring during the months of April through June, 2010. The Special Master will prepare an advisory report to the Court of her findings and conclusions. We believe this matter is without merit and will vigorously defend our position; however, we cannot predict the outcome.

Environmental

We may from time to time experience leaks of petroleum products from our facilities and, as a result of which, we may incur remediation obligations or property damage claims. In addition, we are subject to numerous environmental regulations. Failure to comply with these regulations could result in the assessment of fines or penalties by regulatory authorities.

The Kansas Department of Health and Environment (“the KDHE”) initiated discussions during our bankruptcy proceeding regarding six of our sites in Kansas (five owned by Crude and one owned by SemGas) that KDHE believes, based on their historical use, may have soil or groundwater contamination in excess of state standards. KDHE sought our agreement to undertake assessments of these sites to determine whether they are contaminated. We reached an agreement with KDHE on this matter and entered into a Consent Agreement and Final Order with KDHE to conduct environmental assessments on the sites and to pay KDHE’s costs associated with their oversight of this matter. We have conducted Phase II investigations at all sites and results indicate that four of the sites have limited amounts of soil contamination that will require remediation and ground water contamination that may require further delineation and/or ongoing monitoring. Work plans have been submitted to, and approved by, the KDHE. We do not anticipate any penalties or fines for these historical sites.

A water pipeline break occurred at a SemCAMS facility during August 2010. This resulted in a spill of material that was predominantly salt water containing a small amount of hydrocarbons. The incident was investigated by Environment Canada and Alberta Environment. On February 14, 2012, charges were filed against SemCAMS by the Federal Government of Canada (Department of Fisheries) and the Province of Alberta (Alberta Environment) in connection with this incident. SemCAMS representatives appeared in court in Fox Creek, Province of Alberta, to respond to the charges and adjourned the first appearance to August 12, 2012. We are currently reviewing the charges and will request disclosure from the agencies in order to determine our response. Although it is not possible to predict the outcome of these proceedings, we accrued a liability for estimated fines and environmental contributions of $0.4 million in December 2010 which we will still carry on our books at June 30, 2012.

Asset retirement obligations

We will be required to incur significant removal and restoration costs when we retire our natural gas gathering and processing facilities in Canada. We have recorded an asset retirement obligation liability of $37.3 million at June 30, 2012, which is included within other noncurrent liabilities on our condensed consolidated balance sheets. This amount was calculated using the $104.7 million cost we estimate we would incur to retire these facilities, discounted based on our risk-adjusted cost of borrowing and the estimated timing of remediation.

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

Purchase and sale commitments

We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We account for these commitments as normal purchases and sales, and therefore we do not record assets or liabilities related to these agreements until the product is purchased or sold. At June 30, 2012, such commitments included the following (in thousands):

	Volume (Barrels)	Value
Fixed price purchases	76	$5,907
Fixed price sales	75	$6,260
Floating price purchases	28,240	$2,506,540
Floating price sales	29,183	$2,579,736

Certain of the commitments shown in the table above relate to agreements to purchase product from a counterparty and to sell a similar amount of product (in a different location) to the same counterparty. Many of the commitments shown in the table above are cancellable by either party, as long as notice is given within the time frame specified in the agreement (generally 30 to 120 days).

Our SemGas segment has a take or pay contractual obligation related to the fractionation of natural gas liquids. This obligation began in July 2011 and continues through June 2015. On June 30, 2012, approximately $0.1 million was due under the contract and the amount of future obligation is approximately $3.6 million. SemGas also enters into contracts under which we are responsible for marketing the majority of the gas and natural gas liquids produced by the counterparties to the agreements. In 2012, the majority of SemGas’ revenues were generated from such contracts.

During the first quarter 2012, SemGas committed to purchasing equipment related to a 125 MMcf per day processing facility. At June 30, 2012, the future obligation associated with this purchase is $11 million.

See Note 3 for commitments related to Glass Mountain Pipeline LLC.

10. EQUITY

Unaudited condensed consolidated statement of changes in owners’ equity

The following table shows the changes in our consolidated owners’ equity accounts from December 31, 2011 to June 30, 2012 (in thousands):

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

10. EQUITY, Continued

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Owners’ Equity
Balance at December 31, 2011	$418	$1,032,365	$—	$(167,812)	$(13,875)	$127,569	$978,665
Net income	—	—	—	3,774	—	5,579	9,353
Other comprehensive income, net of income taxes	—	—	—	—	2,858	—	2,858
Distributions to noncontrolling interests	—	—	—	—	—	(3,077)	(3,077)
Non-cash equity compensation	—	3,084	—	—	—	139	3,223
Issuance of common stock under compensation plans	1	(1)	—	—	—	—	—
Repurchase of common stock	—	—	(242)	—	—	—	(242)

Balance at June 30, 2012	$419	$1,035,448	$(242)	$(164,038)	$(11,017)	$130,210	$990,780

Accumulated other comprehensive loss

The following table presents the changes in the components of accumulated other comprehensive loss from December 31, 2011 to June 30, 2012 (in thousands):

	Currency Translation	Employee Benefit Plans	Interest Rate Swaps	Total
Balance, December 31, 2011	$(10,780)	$(2,811)	$(284)	$(13,875)
Currency translation adjustment	2,501	—	—	2,501
Changes related to interest rate swaps	—	—	284	284
Changes related to benefit plans, net of income tax expense of $25	—	73	—	73

Balance, June 30, 2012	$(8,279)	$(2,738)	$—	$(11,017)

Common stock

Upon emergence from bankruptcy, we issued 40,882,496 shares of common stock. The Plan of Reorganization specified that we were to issue an additional 517,500 shares of common stock in settlement of pre-petition claims. As of June 30, 2012, we have issued 198,660 shares of this stock and will issue the remainder as the process of resolving the claims progresses. The owners’ equity balances on the condensed consolidated balance sheets include the shares that are required to be issued in settlement of pre-petition claims. The shares of common stock reflected on the condensed consolidated balance sheet at June 30, 2012 are summarized below:

Shares issued on Emergence Date	40,882,496
Shares subsequently issued in settlement of pre-petition claims	198,660
Remaining shares required to be issued in settlement of pre-petition claims	318,840
Issuance of shares under employee and director compensation programs(*)	547,983
Shares issued upon exercise of warrants	7

Total shares	41,947,986

Par value per share	$0.01

Common stock on June 30, 2012 balance sheet	$419,480

(*)	These shares include 128,577 shares which vested during the six months ended June 30, 2012. Of these vested shares, recipients sold back to the Company 8,994 shares to satisfy tax withholding obligations which are being recognized at cost as treasury stock on the condensed consolidated balance sheet.

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

10. EQUITY, Continued

In addition to the shares in the table above, there are shares of unvested restricted stock outstanding at June 30, 2012. The par value of these shares has not yet been reflected in common stock on the condensed consolidated balance sheet, as these shares have not yet vested. There are also shares of restricted stock that were returned to treasury upon forfeiture. The par value of these shares is not reflected in the condensed consolidated balance sheet, as no accounting recognition is given to forfeited shares.

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

On October 28, 2011, we adopted a limited duration Stockholders Rights Plan (the “Rights Plan”) and declared a dividend of one right on each outstanding share of our Class A common stock. Under the Rights Plan, the rights generally will become exercisable only if a person or group acquires beneficial ownership of 10% or more of our Class A common stock in a transaction not approved by our Board of Directors. In that situation, each holder of a right (other than the acquiring person, whose rights will become void and will not be exercisable) will be entitled to purchase, at the then-current price, additional shares of Class A common stock having a value of twice the exercise price of the right. In addition, if we are acquired in a merger or other business combination after an unapproved party acquires more than 10% of our Class A common stock, each holder of the right would then be entitled to purchase, at the then-current exercise price, shares of the acquiring company’s stock having a value of twice the exercise price of the right. We may redeem the rights for $0.001 per right at any time before an event that causes the rights to become exercisable. These rights expired on May 24, 2012.

Equity-based compensation

We have reserved common stock for issuance pursuant to director and employee compensation programs. At June 30, 2012, there were approximately 491,000 unvested shares that have been granted under these programs. The par values of these shares are not reflected in common stock on the condensed consolidated balance sheet, as these shares have not yet vested. Shares of restricted stock awards that were forfeited were returned to treasury. The par value of these shares is not reflected in the condensed consolidated balance sheet, as no accounting recognition is given to forfeited shares. For certain of the awards, the number of shares that will vest is contingent upon our achievement of certain specified targets. If we meet the specified maximum targets, approximately 68,000 additional shares could vest.

Warrants

Upon emergence from bankruptcy, we issued 1,634,210 warrants. The Plan of Reorganization specified that we were to issue an additional 544,737 warrants in settlement of the pre-petition claims. As of June 30, 2012, we have issued 209,103 of the warrants and will issue the remainder as the process of resolving the claims progresses. Beginning September 2011, the warrants began trading on the New York Stock Exchange under the ticker symbol, SEMGWS, and its fair value is classified as a Level 1 measurement. The warrants reflected on the condensed consolidated balance sheet at June 30, 2012 are summarized below:

Warrants issued on Emergence Date	1,634,210
Warrants subsequently issued in settlement of pre-petition claims	209,103
Remaining warrants to be issued in settlement of pre-petition claims	335,634
Warrants exercised	(7)

Total warrants at June 30, 2012	2,178,940

Fair value per warrant at June 30, 2012	$9.05

Warrant value included within other noncurrent liabilities on June 30, 2012 consolidated balance sheet	$19,719,407

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

10. EQUITY, Continued

Each warrant entitles the holder to purchase one share of common stock for $25 at any time before the November 30, 2014 expiration date. Upon exercise, a holder may elect a cashless exercise, whereby the number of shares to be issued to the holder is reduced, in lieu of a cash payment. The closing price of our common stock was $31.95 per share on June 29, 2012. In the event of a change in control of the Company, the holders of the warrants would have the right to sell the warrants to us, and we would have the right to purchase the warrants from the holders. In either case, the price to be paid for the warrants would be calculated using a standard pricing model with inputs specified in the warrants agreement.

11. EARNINGS PER SHARE

The following summarizes the calculation of basic earnings per share for the three months and six months ended June 30, 2012 and June 30, 2011 (in thousands, except per share amounts):

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Continuing Operations	Discontinued Operations	Net	Continuing Operations	Discontinued Operations	Net
Income (loss)	$7,258	$(15)	$7,243	$(12,319)	$20	$(12,299)
less: Income attributable to noncontrolling interests	2,096	—	2,096	—	—	—

Numerator	$5,162	$(15)	$5,147	$(12,319)	$20	$(12,299)
Common stock issued and to be issued pursuant to Plan of Reorganization	41,400	41,400	41,400	41,400	41,400	41,400
Weighted average common stock outstanding issued under compensation plans	534	534	534	222	222	222

Denominator	41,934	41,934	41,934	41,622	41,622	41,622

Basic earnings (loss) per share	$0.12	$(0.00)	$0.12	$(0.30)	$0.00	$(0.30)

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Continuing Operations	Discontinued Operations	Net	Continuing Operations	Discontinued Operations	Net
Income (loss)	$9,384	$(31)	$9,353	$(12,296)	$29	$(12,267)
less: Income attributable to noncontrolling interests	5,579	—	5,579	—	—	—

Numerator	$3,805	$(31)	$3,774	$(12,296)	$29	$(12,267)
Common stock issued and to be issued pursuant to Plan of Reorganization	41,400	41,400	41,400	41,400	41,400	41,400
Weighted average common stock outstanding issued under compensation plans	520	520	520	210	210	210

Denominator	41,920	41,920	41,920	41,610	41,610	41,610

Basic earnings (loss) per share	$0.09	$(0.00)	$0.09	$(0.30)	$0.00	$(0.29)

The following summarizes the calculation of diluted earnings per share for the three months and six months ended June 30, 2012 and June 30, 2011 (amounts in thousands, except per share amounts):

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

11. EARNINGS PER SHARE, Continued

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Continuing Operations	Discontinued Operations	Net	Continuing Operations	Discontinued Operations	Net
Income (loss)	$7,258	$(15)	$7,243	$(12,319)	$20	$(12,299)
less: Income attributable to noncontrolling interests	2,096	—	2,096	—	—	—

Numerator	$5,162	$(15)	$5,147	$(12,319)	$20	$(12,299)
Common stock issued and to be issued pursuant to
Plan of Reorganization	41,400	41,400	41,400	41,400	41,400	41,400
Weighted average common stock outstanding issued under compensation plans	534	534	534	222	222	222
Effect of dilutive securities	199	199	199	—	—	—

Denominator	42,133	42,133	42,133	41,622	41,622	41,622

Diluted earnings (loss) per share	$0.12	$(0.00)	$0.12	$(0.30)	$0.00	$(0.30)

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Continuing Operations	Discontinued Operations	Net	Continuing Operations	Discontinued Operations	Net
Income (loss)	$9,384	$(31)	$9,353	$(12,296)	$29	$(12,267)
less: Income attributable to noncontrolling interests	5,579	—	5,579	—	—	—

Numerator	$3,805	$(31)	$3,774	$(12,296)	$29	$(12,267)
Common stock issued and to be issued pursuant to
Plan of Reorganization	41,400	41,400	41,400	41,400	41,400	41,400
Weighted average common stock outstanding issued under compensation plans	520	520	520	210	210	210
Effect of dilutive securities	176	176	176	—	—	—

Denominator	42,096	42,096	42,096	41,610	41,610	41,610

Diluted earnings (loss) per share	$0.09	$(0.00)	$0.09	$(0.30)	$0.00	$(0.29)

During the three months and six months ended June 30, 2012, we recorded expenses of $3.6 million and $7.5 million related to the change in fair value of the warrants. Because of this, the warrants would have been antidilutive and, therefore, were not included in the computation of diluted earnings per share. Since we experienced losses from continuing operations for the three months and six months ended June 30, 2011, neither the warrants nor the restricted stock caused any dilution.

12. SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes the changes in the components of operating assets and liabilities shown on our condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Decrease (increase) in restricted cash	$4,508	$19,209
Decrease (increase) in accounts receivable	(71,647)	9,672
Decrease (increase) in receivable from affiliates	648	(409)
Decrease (increase) in inventories	9,944	45,312
Decrease (increase) in derivatives and margin deposits	702	10,421
Decrease (increase) in other current assets	3,825	2,267
Decrease (increase) in other assets	2,259	446
Increase (decrease) in accounts payable and accrued liabilities	42,802	(6,345)
Increase (decrease) in payable to affiliates	(5,622)	2
Increase (decrease) in payables to pre-petition creditors	(4,360)	(34,688)
Increase (decrease) in other noncurrent liabilities	6,250	(5,945)

	$(10,691)	$39,942

SEMGROUP CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

13. RELATED PARTY TRANSACTIONS

NGL Energy

As described in Note 3, we own interests in NGL Energy, which we account for under the equity method.

During the three months and six months ended June 30, 2012, we generated the following transactions with NGL Energy (in thousands):

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Revenues	$13,438	$27,550
Purchases	$12,677	$30,564
Reimbursements from NGL Energy for transition services	$131	$498

White Cliffs

As described in Note 3, we account for our ownership interest in White Cliffs under the equity method. During the three months ended June 30, 2012 and 2011, we generated revenue from White Cliffs of approximately $0.6 million and $0.5 million, respectively. We generated revenue from White Cliffs of approximately $1.2 million and $0.9 million during the six months ended June 30, 2012 and 2011, respectively.

Legal services

The law firm of Conner & Winters, LLP, of which Mark D. Berman is a partner, performs legal services for us. Mr. Berman is the spouse of Candice L. Cheeseman, General Counsel and Secretary. Mr. Berman does not perform any legal services for us. SemGroup paid $0.2 million and $0.5 million in legal fees and related expenses to this law firm during the three months and six months ended June 30, 2012, respectively (of which $10,222 and $46,176, respectively, was paid by White Cliffs). SemGroup paid $0.6 million and $1.0 million in legal fees and related expenses to this law firm during the three months and six months ended June 30, 2011, respectively (of which $70,360 and $94,721, respectively, was paid by White Cliffs).

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

•	9.1 million common units of NGL Energy Partners LP (“NGL Energy”) and a 6.42% interest in NGL Energy Holdings LLC, the general partner of NGL Energy;

•	more than 1,700 miles of natural gas and NGL transportation, gathering and distribution pipelines in Arizona, Kansas, Oklahoma, Texas and Alberta, Canada;

•	8.7 million barrels of owned multi-product storage capacity located in the United Kingdom;

•	12 liquid asphalt cement terminals and modification facilities and two emulsion distribution terminals in Mexico;

•	three natural gas processing plants in the U.S., with 78 million cubic feet per day of capacity; and

•	majority ownership interests in two sour gas and two sweet gas processing plants in Alberta, Canada, with combined operating capacity of 694 million cubic feet per day.

We believe that the variety of our petroleum product assets creates opportunities for us and our customers year round.

Recent Developments

Wattenberg Crude Oil Gathering System

On May 16, 2012, SemGroup announced plans to construct a new crude oil gathering system in the Denver-Julesburg Basin (DJ Basin) in Colorado. The new gathering system, to be called the Wattenberg Oil Trunkline, will include a 37-mile, 12-inch pipeline system with 200,000 barrels of operational storage and connection to Platteville Station, the origin point of White Cliffs Pipeline. The project will enable Noble Energy, Inc. (NYSE:NBL) to move their production away from the wellhead.

Results of Operations

Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Revenue	$334,154	$344,219	$651,833	$751,173
Expenses
Costs of products sold	221,631	264,371	467,348	588,370
Operating	82,937	39,427	121,472	75,628
General and administrative	16,961	18,798	37,255	40,380
Depreciation and amortization	12,043	13,258	23,935	26,260
(Gain) loss on disposal or impairment	119	(72)	119	(136)

Total expenses	333,691	335,782	650,129	730,502
Earnings from equity method investments	12,289	4,086	19,787	6,150

Operating income	12,752	12,523	21,491	26,821

Other expense (income)
Interest expense	2,112	29,765	5,781	43,370
Other (income) expense, net	3,475	(7,141)	7,432	(6,147)

Total other expenses	5,587	22,624	13,213	37,223

Income (loss) from continuing operations before income taxes	7,165	(10,101)	8,278	(10,402)
Income tax (benefit) expense	(93)	2,218	(1,106)	1,894

Income (loss) from continuing operations	7,258	(12,319)	9,384	(12,296)
Income (loss) from discontinued operations	(15)	20	(31)	29

Net income (loss)	$7,243	$(12,299)	$9,353	$(12,267)

Revenues and Expenses

Revenue and expenses before intercompany eliminations leading to operating income (loss) are analyzed by operating segment below.

Interest Expense

Interest expense decreased in the three months ended June 30, 2012 to $2 million from $30 million in the three months ended June 30, 2011. Interest expense also decreased in the six months ended June 30, 2012 to $6 million from $43 million in the six months ended June 30, 2011. The outstanding debt balance was reduced to $121.2 million at June 30, 2012 from $316.5 million at June 30, 2011. The reduction in outstanding debt is due to repayments made from proceeds received from the sale of the SemStream assets and Rose Rock’s initial public offering which were completed in the fourth quarter of 2011. The reduction in the outstanding debt balance, coupled with a significant reduction in interest rates due to the refinancing of the credit facility that was completed in the second quarter of 2011, comprise the majority of the decrease in interest expense between periods. Also contributing to the decrease is the write-off of $17.3 million in June 2011 of unamortized capitalized loan fees related to the refinancing of the credit facility.

Other Expense (Income), net

Other expense was $3 million for the three months ended June 30, 2012 compared to other income of $7 million for the same period in 2011. Other expense was $7 million for the six months ended June 30, 2012 compared to other income of $6 million for the same period in 2011. Other expense (income) for all periods presented was comprised primarily of gains and losses due to the change in the fair value of our warrants.

Income Tax Expense (Benefit)

The effective tax rate was (1)% for the three months ended June 30, 2012 and (22)% for the three months ended June 30, 2011. The effective tax rate for the six months ended June 30, 2012 and 2011 was (13)% and (18)%, respectively. Significant items that impacted the effective tax rate for each period, as compared to the U.S. Federal statutory rate of 35%, include earnings in foreign jurisdictions taxed at lower rates and the full valuation allowance which was recorded against our deferred tax assets. Further, the foreign earnings are taxed in foreign jurisdictions as well as in the U.S., since they are disregarded entities for U.S. federal income tax purposes. For the three months and six months ended June 30, 2012, the rate is impacted by minority interest for which taxes are not provided. Deferred tax liabilities, with the exception of those related to certain long-lived assets, have been considered as a source of future taxable income in establishing the amount of the valuation allowance. These combined factors, and the magnitude of permanent items impacting the tax rate relative to income from continuing operations before income taxes, result in rates that are not comparable between the periods.

Results of Operations by Reporting Segment

Crude

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Revenue	$157,418	$110,714	$337,133	$194,505
Expenses
Costs of products sold	140,549	96,144	301,057	162,144
Operating	6,462	4,491	11,916	9,153
General and administrative	2,063	2,111	4,781	4,468
Depreciation and amortization	2,999	2,700	5,966	5,383
Loss on disposal or impairment	56	10	56	12

Total expenses	152,129	105,456	323,776	181,160
Equity earnings in White Cliffs	8,461	4,086	15,032	6,150

Operating income	$13,750	$9,344	$28,389	$19,495

Three months ended June 30, 2012 versus three months ended June 30, 2011

Revenue

Revenue increased in the three months ended June 30, 2012 to $157 million from $111 million in the three months ended June 30, 2011.

	Three Months Ended June 30,
	2012	2011
	(in thousands)
Gross product revenue	$471,732	$271,612
ASC 845-10-15	(325,687)	(169,410)
Unrealized gain (loss) on derivatives, net	24	(65)

Product revenue	146,069	102,137
Service revenue	11,402	8,512
Other	(53)	65

Total revenue	$157,418	$110,714

Product revenue increased in the three months ended June 30, 2012 to $472 million from $272 million in the three months ended June 30, 2011. The increase was primarily a result of increased sales volumes to 5.2 million barrels for the three months ended June 30, 2012 from 2.7 million barrels for the same period in 2011, and a decrease in the average sales price of crude oil to $91 per barrel for the three months ended June 30, 2012 from $102 per barrel for the same period in 2011.

ASC 845-10-15, “Nonmonetary Transactions,” requires certain transactions – those where inventory is purchased from a customer then resold to the same customer – to be presented in the income statement on a net basis, resulting in a reduction of revenue and costs of products sold by the same amount, but has no effect on operating income (loss). However, changes in the level of such purchase and sale activity between periods can have an effect on the comparison between those periods. Gross product revenue was reduced by $326 million and $169 million during the three months ended June 30, 2012 and 2011, respectively, in accordance with ASC 845-10-15.

Service revenue increased in the three months ended June 30, 2012 to $11 million from $9 million for the three months ended June 30, 2011, due to the completion of additional storage capacity at Cushing.

Costs of products sold

Costs of products sold increased in the three months ended June 30, 2012 to $141 million from $96 million for the same period in 2011. Costs of products sold were reduced by $326 million and $169 million in the three months ended June 30, 2012 and 2011, respectively, in accordance with ASC 845-10-15. Costs of products sold increased in the three months ended June 30, 2012, primarily as a result of an increase in the volume sold offset, in part, by a decrease in the average cost of crude oil per barrel to $90 from $99 per barrel for the same period in 2011.

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

The following table shows the adjusted gross margin generated by our fee-based services, our fixed-margin transactions and our marketing activities for the three months ended June 30, 2012 (in thousands):

	Storage	Transportation	Marketing Activities	Other(1)	Total
Revenues	$8,429	$4,106	$143,139	$1,744	$157,418
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	140,549	—	140,549
Less: Unrealized gain (loss) on derivatives	—	—	24	—	24

Adjusted gross margin	$8,429	$4,106	$2,566	$1,744	$16,845

(1)	This category includes fee-based services such as unloading and ancillary storage terminal services.

The following table shows the adjusted gross margin generated by our fee-based services, our fixed-margin transactions and our marketing activities for the three months ended June 30, 2011 (in thousands):

	Storage	Transportation	Marketing Activities	Other(1)	Total
Revenues	$5,613	$3,437	$100,037	$1,627	$110,714
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	96,144	—	96,144
Less: Unrealized gain (loss) on derivatives	—	—	(65)	—	(65)

Adjusted gross margin	$5,613	$3,437	$3,958	$1,627	$14,635

(1)	This category includes fee-based services such as unloading and ancillary storage terminal services.

The following table presents a reconciliation of operating income to adjusted gross margin, the most directly comparable GAAP financial measure for each of the periods indicated.

	Three Months Ended June 30,
	2012	2011
	(in thousands)
Reconciliation of operating income to adjusted gross margin:
Operating income	$13,750	$9,344
Add:
Operating expense	6,462	4,491
General and administrative expense	2,063	2,111
Depreciation and amortization expense	2,999	2,700
Loss on disposal or impairment	56	10
Less:
Unrealized gain (loss) on derivatives	24	(65)
Earnings from equity method investment	8,461	4,086

Adjusted gross margin	$16,845	$14,635

Operating Expense

Operating expense increased in the three months ended June 30, 2012, to $6 million from $4 million at June 30, 2011. This increase is due primarily to increased compensation expense ($780,000), field expenses ($360,000) and maintenance ($320,000). In addition, a recovery in 2011 of a previously written off account receivable ($300,000) did not reoccur in 2012.

General

In every other category of expense, the amounts for the second quarter of 2012 are roughly equivalent to those of the second quarter of 2011.

Earnings from equity method investment

Crude’s only equity method investment is in White Cliffs. Earnings from this investment increased in the three months ended June 30, 2012 to $8 million from $4 million in the three months ended June 30, 2011. This increase is due primarily to a 41% increase in the crude oil volume shipped from Platteville, CO to Cushing, OK. In addition, incremental volume was shipped from Healy, KS to Cushing, OK during the second quarter of 2012. There were no such shipments in the second quarter of 2011.

Six months ended June 30, 2012 versus six months ended June 30, 2011

Revenue

Revenue increased in the six months ended June 30, 2012 to $337 million from $195 million in the three months ended June 30, 2011.

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Gross product revenue	$973,212	$481,988
ASC 845-10-15	(657,634)	(307,118)
Unrealized gain (loss) on derivatives, net	(122)	1,524

Product revenue	315,456	176,394
Service revenue	21,736	17,935
Other	(59)	176

Total revenue	$337,133	$194,505

Gross product revenue increased in the six months ended June 30, 2012 to $973 million from $482 million in the six months ended June 30, 2011. The increase was primarily a result of increased sales volumes to 10.2 million barrels for the six months ended June 30, 2012 from 4.9 million barrels for the same period in 2011, and a decrease in the average sales price of crude oil to $96 per barrel for the six months ended June 30, 2012 from $97 per barrel for the same period in 2011.

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

Gross product revenue was reduced by $658 million and $307 million during the six months ended June 30, 2012 and 2011, respectively, in accordance with ASC 845-10-15.

Service revenue increased in the six months ended June 30, 2012 to $22 million from $18 million for the six months ended June 30, 2011, due to the completion of additional storage capacity at Cushing.

Costs of products sold

Costs of products sold increased in the six months ended June 30, 2012 to $301 million from $162 million for the same period in 2011. Costs of products sold were reduced by $658 million and $307 million in the six months ended June 30, 2012 and 2011, respectively, in accordance with ASC 845-10-15. Costs of products sold increased in the six months ended June 30, 2012, as a result of an increase in the volume of barrels sold with the average cost of crude oil per barrel remaining flat at $94 per barrel.

Adjusted gross margin

The following table shows the adjusted gross margin generated by our fee-based services, our fixed-margin transactions and our marketing activities for the six months ended June 30, 2012 (in thousands):

	Storage	Transportation	Marketing Activities	Other(1)	Total
Revenues	$15,838	$8,656	$309,122	$3,517	$337,133
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	301,057	—	301,057
Less: Unrealized gain (loss) on derivatives	—	—	(122)	—	(122)

Adjusted gross margin	$15,838	$8,656	$8,187	$3,517	$36,198

(1)	This category includes fee-based services such as unloading and ancillary storage terminal services.

The following table shows the adjusted gross margin generated by our fee-based services, our fixed-margin transactions and our marketing activities for the six months ended June 30, 2011 (in thousands):

	Storage	Transportation	Marketing Activities	Other(1)	Total
Revenues	$12,015	$7,816	$171,859	$2,815	$194,505
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	162,144	—	162,144
Less: Unrealized gain (loss) on derivatives	—	—	1,524	—	1,524

Adjusted gross margin	$12,015	$7,816	$8,191	$2,815	$30,837

(1)	This category includes fee-based services such as unloading and ancillary storage terminal services.

The following table presents a reconciliation of operating income to adjusted gross margin, the most directly comparable GAAP financial measure for each of the periods indicated.

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Reconciliation of operating income to adjusted gross margin:
Operating income	$28,389	$19,495
Add:
Operating expense	11,916	9,153
General and administrative expense	4,781	4,468
Depreciation and amortization expense	5,966	5,383
Loss on disposal or impairment	56	12
Less:
Unrealized gain (loss) on derivatives	(122)	1,524
Earnings from equity method investment	15,032	6,150

Adjusted gross margin	$36,198	$30,837

Operating Expense

Operating expense increased in the six months ended June 30, 2012, to $12 million from $9 million at June 30, 2011. This increase is due primarily to increased compensation expense ($1,400,000), field expenses ($300,000) and maintenance ($170,000). In addition, a recovery in 2011 of a previously written off account receivable ($600,000) did not reoccur in 2012.

General

In every other category of expense, the amounts for the six months ended June 30, 2012 are roughly equivalent to those of the six months ended June 30, 2011.

Earnings from equity method investment

Crude’s only equity method investment is in White Cliffs. Earnings from this investment increased in the six months ended June 30, 2012 to $15 million from $6 million in the same period in 2011. This increase is due primarily to a 41% increase in the crude oil volume shipped from Platteville, CO to Cushing, OK. In addition, incremental volume was shipped from Healy, KS to Cushing, OK during the second quarter of 2012. There were no such shipments in the six months ended June 30, 2011.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Revenue	$2,377	$126,079	$8,031	$362,019
Expenses
Costs of products sold	1,698	128,829	5,928	354,441
Operating	527	2,605	1,065	5,389
General and administrative	398	2,655	914	5,382
Depreciation and amortization	163	1,734	329	3,422
Loss on disposal or impairment	—	67	—	64

Total expenses	2,786	135,890	8,236	368,698
Equity earnings in NGL Energy	3,828	—	4,755	—

Operating income (loss)	$3,419	$(9,811)	$4,550	$(6,679)

SemLogistics

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Revenue	$2,613	$6,604	$6,397	$14,585
Expenses
Costs of products sold	99	—	99	—
Operating	1,631	1,740	3,085	3,565
General and administrative	1,448	1,840	3,259	3,672
Depreciation and amortization	2,334	2,324	4,652	4,604

Total expenses	5,512	5,904	11,095	11,841

Operating income (loss)	$(2,899)	$700	$(4,698)	$2,744

Three months ended June 30, 2012 versus three months ended June 30, 2011

Revenue

Revenue decreased in the three months ended June 30, 2012 to $3 million from $7 million in the three months ended June 30, 2011.

The decline in revenue is a result of a decline in the volume of storage leased and a drop in storage rates. In addition, low utilization has also reduced revenue from fees for ancillary terminal services. High crude oil prices and backwardated market conditions (i.e., prices for future deliveries are lower than current prices) exist today and are forecast to continue through 2012. These factors have a negative effect on storage economics. As a result, the demand for storage is depressed and we have experienced difficulty securing contract renewals and replacement of long-term contracts.

We are uncertain when market conditions will improve. However, we believe that geographical imbalances between the production and consumption of crude oil and related refined products will require physical transportation and, as a result, bulk liquid storage must play a key role in the supply chain. This creates a demand for storage which is independent of current crude oil prices, forward price curves and the entire speculative trading environment.

In light of this underlying structural demand for storage, despite the current conditions, we believe that it is premature to impair the long-lived assets of SemLogistics. At the same time, we are aware that storage economics have been unfavorable for some time and that it is necessary to continue to monitor this situation and recognize the possibility that an impairment of the long-lived assets may be required in the near term.

General

In every category of expense, the amounts for the second quarter of 2012 are roughly equivalent to those of the second quarter of 2011.

Six months ended June 30, 2012 versus six months ended June 30, 2011

Revenue

Revenue decreased in the six months ended June 30, 2012 to $6 million from $15 million in the six months ended June 30, 2011. The explanation for this change is the same as shown above for the three-month period.

General

In every category of expense, the amounts for the six months ended June 30, 2012 are roughly equivalent to those of the six months ended June 30, 2011.

SemCAMS

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Revenue	$79,683	$45,879	$114,848	$80,636
Expenses
Costs of products sold	71	—	190	10
Operating	68,848	27,862	95,084	50,766
General and administrative	2,632	2,448	7,050	9,359
Depreciation and amortization	2,673	2,613	5,246	5,169

Total expenses	74,224	32,923	107,570	65,304

Operating income	$5,459	$12,956	$7,278	$15,332

Three months ended June 30, 2012 versus three months ended June 30, 2011

Revenue

Revenue in the three months ended June 30, 2012 increased to $80 million from $46 million for the three months ended June 30, 2011. This increase is primarily the result of turnaround costs which are recorded as revenue when they are passed through to the producers who use the plants. Approximately $46 million of such costs are included in revenue for the current period. In addition, we also earn revenue by charging the producers a fee for processing the pass through costs. Approximately $4.6 million of these fees related to the turnaround project are included in revenue for the current period. The increases related to turnaround costs were offset, in part, by foreign exchange changes ($4.2 million), estimated lost revenue due to the turnaround ($2.9 million) and estimated revenue lost due to wells that have been shut in by producers due to relatively low natural gas prices ($1.2 million). (Significant reductions in throughput also impair plant operations and emissions compliance.) Finally, results for 2011 included $6.1 million related to the favorable settlement of a lawsuit.

Operating expense

Operating expense increased in the three months ended June 30, 2012 to $69 million from $28 million in the three months ended June 30, 2011. This increase is primarily related to $46 million in turnaround costs offset, in part, by foreign exchange changes ($3.6 million), reduced power costs ($1.9 million) and lower employment costs due to reductions in staff ($1.8 million).

General

In every other category of expense, the amounts for the three months ended June 30, 2012 are roughly equivalent to those of the three months ended June 30, 2011.

Six months ended June 30, 2012 versus six months ended June 30, 2011

Revenue

Revenue in the six months ended June 30, 2012 increased to $115 million from $81 million for the six months ended June 30, 2011. This increase is primarily the result of turnaround costs which are recorded as revenue when they are passed through to the producers who use the plants. Approximately $47.4 million of such costs are included in revenue for the current period. In addition, we also earn revenue by charging the producers a fee for processing the pass through costs. Approximately $4.7 million of these fees related to the turnaround project are included in revenue for the current period. The increases related to turnaround costs were offset, in part, by foreign exchange changes ($4.4 million), estimated lost revenue due to the turnaround ($2.9 million) and estimated revenue lost due to wells that have been shut in by producers due to relatively low natural gas prices ($1.8 million). (Significant reductions in throughput also impair plant operations and emissions compliance.) Finally, results for 2011 included $6.1 million related to the favorable settlement of a lawsuit.

Operating expense

Operating expense increased in the six months ended June 30, 2012 to $95 million from $51 million in the six months ended June 30, 2011. This increase is primarily related to $47.4 million in turnaround costs offset, in part, by foreign exchange changes ($3.6 million), reduced power costs ($2.4 million) and lower employment costs due to reductions in staff ($1.6 million). Finally, results for 2011 included $4.5 million related to recovery of previously written off receivables.

General and administrative

General and administrative expense decreased in the six months ended June 30, 2012 to $7 million from $9 million in the six months ended June 30, 2011. This decrease is primarily the result of $2.3 million in severance costs in 2011 which did not reoccur in 2012.

SemMexico

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Revenue	$68,483	$54,551	$131,134	$99,281
Expenses
Costs of products sold	61,778	46,917	118,819	86,555
Operating	2,163	715	4,163	2,848
General and administrative	2,541	3,363	5,229	6,158
Depreciation and amortization	1,517	1,627	3,078	3,259
(Gain) loss on disposal or impairment	63	(143)	63	(206)

Total expenses	68,062	52,479	131,352	98,614

Operating income	$421	$2,072	$(218)	$667

Three months ended June 30, 2012 versus three months ended June 30, 2011

Revenue

Revenue increased in the three months ended June 30, 2012 to $68 million from $55 million in the three months ended June 30, 2011. Higher volume (98,282 metric tons versus 84,318 metric tons) accounted for 64% of the increase and higher prices ($690 per metric ton versus $638 per metric ton) accounted for 36% of the remaining increase.

Costs of products sold

Costs of products sold increased in the three months ended June 30, 2012 to $62 million from $47 million in the three months ended June 30, 2011. On a per unit basis, the cost of products sold increased to $618 per metric ton from $556 per metric ton. In addition, costs of products sold for the period ended June 30, 2012, also includes a $1.0 million charge for inventory shrinkage at one of our plants. An investigation of this matter is on-going.

Operating expense

Operating expense increased in the three months ended June 30, 2012, to $2 million from $1 million in the three months ended June 30, 2011. This increase is primarily the result of the recovery in 2011 of approximately $700 thousand in accounts receivable which had previously been written off. In addition, approximately $350 thousand in costs were classified as operating expenses in 2012 which had been classified as general and administrative expenses in 2011.

General

In all other categories of expense, the amounts for the three months ended June 30, 2012 are roughly equivalent to those of the same period in 2011.

Six months ended June 30, 2012 versus six months ended June 30, 2011

Revenue

Revenue increased in the six months ended June 30, 2012 to $131 million from $99 million in the six months ended June 30, 2011. Higher prices ($691 per metric ton versus $598 per metric ton) accounted for 55% of the increase and higher volume (187,807 metric tons versus 164,040 metric tons) accounted for the remaining 45% of the increase.

Costs of products sold

Costs of products sold increased in the six months ended June 30, 2012 to $119 million from $87 million in the six months ended June 30, 2011. On a per unit basis, the cost of products sold increased to $627 per metric ton from $528 per metric ton. In addition, costs of products sold for the period ended June 30, 2012, also includes a $1.0 million charge for inventory shrinkage at one of our plants. An investigation of this matter is on-going.

Operating expense

Operating expenses increased in the six months ended June 30, 2012, to $4 million from $3 million in the six months ended June 30, 2011. This increase is primarily the result of approximately $850 thousand in costs which had been classified as general and administrative in 2011.

General

In all other categories of expense, the amounts for the six months ended June 30, 2012 are roughly equivalent to those of the same period in 2011.

SemGas

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Revenue	$26,134	$25,355	$59,574	$46,326
Expenses
Costs of products sold	19,990	17,447	46,539	31,638
Operating	3,306	2,009	6,159	3,849
General and administrative	1,394	1,412	3,237	3,239
Depreciation and amortization	1,726	1,453	3,356	2,882

Total expenses	26,416	22,321	59,291	41,608

Operating income (loss)	$(282)	$3,034	$283	$4,718

Three months ended June 30, 2012 versus three months ended June 30, 2011

Revenue

Revenue increased in the three months ended June 30, 2012 to $26 million from $25 million for the three months ended June 30, 2011. This increase is the result of higher sales volume (8,637 MMcf versus 4,608 MMcf) offset, in part, by lower sales price per unit ($3.03/Mcf versus $5.50/Mcf). The increase in volume is primarily a result of increased drilling and production in the area served by our gas plants in Hopeton and Nash, Oklahoma.

Costs of products sold

Costs of products sold increased in the three months ended June 30, 2012 to $20 million from $17 million in the three months ended June 30, 2011. This increase is primarily related to higher volume offset, in part, by lower prices as described above. In addition, certain contracts contain volume incentive tiers whereby producers receive a larger percentage of proceeds as their volume increases, which resulted in higher costs of products sold, expressed as a percentage of revenue.

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

The following table shows the adjusted gross margin generated in the three months ended June 30, 2012 and 2011.

	Three Months Ended June 30,
	2012	2011
	(in thousands)
Revenue	$26,134	$25,355
Less: Cost of products sold, exclusive of depreciation	19,990	17,447
Less: Unrealized gain (loss) on derivatives	—	—

Adjusted gross margin	$6,144	$7,908

The following table presents a reconciliation of operating income to adjusted gross margin, the most directly comparable GAAP financial measure for each of the periods indicated.

	Three Months Ended June 30,
	2012	2011
	(in thousands)
Reconciliation of operating income (loss) to adjusted gross margin:
Operating income (loss)	$(282)	$3,034
Add:
Operating expense	3,306	2,009
General and administrative expense	1,394	1,412
Depreciation and amortization expense	1,726	1,453

Adjusted gross margin	$6,144	$7,908

Operating expense

Operating expense increased in the three months ended June 30, 2012 to $3 million from $2 million for the three months ended June 30, 2011. This increase is a result of higher volume in 2012. The primary costs components of the increase are compression rental, contract labor, maintenance, field expenses and employment costs.

General

In every other category of expense, the amounts for the three months ended June 30, 2012 are roughly equivalent to those of the three months ended June 30, 2011.

Six months ended June 30, 2012 versus six months ended June 30, 2011

Revenue

Revenue increased in the six months ended June 30, 2012 to $60 million from $46 million for the six months ended June 30, 2011. This increase is the result of higher sales volume (16,569 MMcf versus 8,730 MMcf) offset, in part, by lower sales price per unit ($3.60/Mcf versus $5.31/Mcf). The increase in volume is primarily a result of increased drilling and production in the area served by our gas plants in Hopeton and Nash, Oklahoma.

Costs of products sold

Costs of products sold increased in the six months ended June 30, 2012 to $47 million from $32 million in the six months ended June 30, 2011. This increase is primarily related to higher volume offset, in part, by lower prices as described above. In addition, certain contracts contain volume incentive tiers whereby producers receive a larger percentage of proceeds as their volume increases, which resulted in higher costs of products sold, expressed as a percentage of revenue. Also, we made a contract adjustment which increased costs of products sold in the first quarter of 2012 by approximately $1.3 million.

Adjusted gross margin

The following table shows the adjusted gross margin generated in the six months ended June 30, 2012 and 2011.

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Revenue	$59,574	$46,326
Less: Cost of products sold, exclusive of depreciation	46,539	31,638
Less: Unrealized gain (loss) on derivatives	—	—

Adjusted gross margin	$13,035	$14,688

The following table presents a reconciliation of operating income to adjusted gross margin, the most directly comparable GAAP financial measure for each of the periods indicated.

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Reconciliation of operating income to adjusted gross margin:
Operating income	$283	$4,718
Add:
Operating expense	6,159	3,849
General and administrative expense	3,237	3,239
Depreciation and amortization expense	3,356	2,882

Adjusted gross margin	$13,035	$14,688

Operating expense

Operating expense increased in the six months ended June 30, 2012 to $6 million from $4 million in the six months ended June 30, 2011. This increase is a result of higher volume in 2012. The primary costs components of the increase are compression rental, contract labor, maintenance, field expenses and employment costs.

General

In every other category of expense, the amounts for the six months ended June 30, 2012 are roughly equivalent to those of the six months ended June 30, 2011.

Other and Eliminations

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Revenue	$(2,554)	$(24,963)	$(5,284)	$(46,179)
Expenses
Costs of products sold	(2,554)	(24,966)	(5,284)	(46,418)
Operating	—	5	—	58
General and administrative	6,485	4,969	12,785	8,102
Depreciation and amortization	631	807	1,308	1,541
Gain on disposal or impairment	—	(6)	—	(6)

Total expenses	4,562	(19,191)	8,809	(36,723)

Operating loss	$(7,116)	$(5,772)	$(14,093)	$(9,456)

Other and Eliminations is not an operating segment. This table is included to permit the reconciliation of segment information to that of the consolidated Company.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of short-term liquidity are cash generated from operations and borrowings under our revolving credit facilities. The consolidated cash balance on June 30, 2012 (including restricted cash) was approximately $103 million. Of this amount, approximately $44 million was held in Canada and may be subject to tax if transferred to the United States, and approximately $35 million is restricted cash set aside for settlement of pre-petition claims. Potential sources of long-term liquidity include debt and equity securities. Our primary cash requirements currently are operating expenses, capital expenditures and quarterly distributions to unitholders of our subsidiary, Rose Rock. In general, we expect to fund:

•	operating expenses, maintenance capital expenditures and cash distributions through existing cash and cash from operating activities;

•	expansion capital expenditures and working capital deficits through cash on hand and our revolving credit facilities; and

•	debt principal payments through cash from operating activities and refinancings when the credit facilities become due.

Our ability to meet our financing requirements and fund our planned capital expenditures will depend on our future operating performance, which will be affected by prevailing economic conditions in our industry. In addition, we are subject to conditions in the debt and equity markets for debt securities and equity securities including limited partner units. There can be no assurance we will be able or willing to access the public or private markets in the future. If we would be unable or unwilling to access those markets, we could be required to restrict future expansion capital expenditures and potential future acquisitions.

We believe our cash from operations and our remaining borrowing capacity allow us to manage our day-to-day cash requirements, distribute the minimum quarterly distribution on our outstanding common units, and meet Rose Rock’s capital expenditures commitments for the coming year.

Cash Flows

The following table summarizes our changes in cash for the periods presented:

	Six Months Ended June 30,
(in thousands)	2012	2011
Statement of cash flow data:
Cash flows provided by (used for):
Operating activities	$24,152	$70,597
Investing activities	(41,794)	(27,491)
Financing activities	7,809	(43,808)

Subtotal	(9,833)	(702)
Effect of exchange rate on cash and cash equivalents	1,206	(720)

Change in cash and cash equivalents	$(8,627)	$(1,422)
Cash and cash equivalents at beginning of period	76,405	90,159

Cash and cash equivalents at end of period	$67,778	$88,737

Operating Activities

The components of operating cash flows can be summarized as follows (in thousands):

	Six Months Ended June 30,
(in thousands)	2012	2011
Net income (loss)	$9,353	$(12,267)
Non-cash expenses, net	25,490	42,922
Changes in operating assets and liabilities	(10,691)	39,942

Net cash flows provided by operating activities	$24,152	$70,597

Non-cash expenses decreased to $25 million for the six months ended June 30, 2012 from $43 million for the six months ended June 30, 2011.

Changes in operating assets and liabilities during the six months ended June 30, 2012 included an increase of $72 million in accounts receivable, a decrease in inventory of $10 million, a decrease in other assets and other current assets of $6 million, a decrease in restricted cash of $5 million and a decrease in margin deposits of $1 million. This was offset by an increase in accounts payable of $43 million, an increase in long-term liabilities of $6 million, a decrease in payables to affiliates of $6 million and a decrease in payables to pre-petition creditors of $4 million. Changes in operating assets and liabilities during the six months ended June 30, 2011 included decreases in inventory of $45 million, in restricted cash of $19 million, in accounts receivable of $10 million, and in margin deposits of $10 million. This was offset by a decrease in prepetition payables of $35 million and a decrease in accounts payable of $6 million.

Investing Activities

For the six months ended June 30, 2012, we had net cash outflows of $42 million from investing activities, due primarily to $44 million of capital expenditures, partially offset by net investing cash inflows of $1 million from our investment in White Cliffs.

For the six months ended June 30, 2011, we had net cash outflows of $27 million from investing activities, due primarily to $33 million of capital expenditures, partially offset by net investing cash inflows of $4 million from our investment in White Cliffs.

Financing Activities

For the six months ended June 30, 2012, we had net cash inflows of $8 million from financing activities, substantially all of which related to borrowings on long-term debt of $166 million, partially offset by principal payments of $154 million and partnership distributions of $3 million.

For the six months ended June 30, 2011, we had net cash outflows of $44 million from financing activities, substantially all of which related to principal payments on long-term debt of $60 million, debt issuance costs of $10 million, partially offset by borrowings on long-term debt of $26 million.

SemGroup Revolving Credit Facility

At June 30, 2012, we had $118.5 million outstanding under our $300 million revolving credit facility. In addition, we had $2.1 million in outstanding letters of credit on that date. The maximum letter of credit capacity under this facility is $250 million. The borrowing capacity under this credit facility can be increased by an additional $100 million subject to commitments from new lenders or additional commitments from existing lenders. The credit agreement includes customary affirmative and negative covenants and also restricts our ability to make certain types of payments including payment of dividends. At June 30, 2012, we were in compliance with the terms of the credit agreement.

Rose Rock Revolving Credit Facility

At June 30, 2012, Rose Rock had no cash borrowings under its $150 million revolving credit facility. There were $35.0 million in outstanding letters of credit. The borrowing capacity under this credit facility can be increased by an additional $200 million subject to commitments from new lenders or additional commitments from existing lenders. The credit agreement includes customary affirmative and negative covenants and also restricts Rose Rock’s ability to make certain types of payments including cash distributions to unitholders, however, we may make those distributions unless we are in default under the credit agreement or the distribution could result in a default. At June 30, 2012, Rose Rock was in compliance with the terms of the credit agreement.

SemMexico Credit Facilities

At June 30, 2012, we had 36.7 million Mexican pesos (U.S. $2.7 million equivalent) outstanding under a SemMexico credit facility. Borrowings under this facility are required to be repaid with monthly payments through May 2013. In addition, SemMexico also had 276.2 million Mexican pesos (U.S. $20.5 million equivalent) in outstanding letters of credit. SemMexico had no outstanding borrowings under a 19 million Mexican pesos (U.S. $1.4 million equivalent) credit facility which matures in August 2012. SemMexico had no outstanding borrowings under a 44 million Mexico pesos (U.S. $3.3 million equivalent) revolving credit facility which matures in June 2015. At June 30, 2012, we were in compliance with the terms of these facilities.

Capital Requirements

The midstream energy business can be capital intensive, requiring significant investment for the maintenance of existing assets or acquisition or development of new systems and facilities. We categorize our capital expenditures as either:

•

maintenance capital expenditures, which are cash expenditures (including expenditures for the addition or improvement to, or the replacement of, our capital assets or for the acquisition of existing, or the construction or development of new, capital assets) made to maintain our long-term operating income or operating capacity; or

•

expansion capital expenditures, which are cash expenditures incurred for acquisitions or capital improvements that we expect will increase our operating income or operating capacity over the long-term.

We estimate that the capital expenditures for 2012 will be approximately $180 million, including an estimated $150 million for strategic projects, and $30 million for maintenance projects, which includes $4 million for environmental and regulatory projects. During the three months and six months ended June 30, 2012, we spent $28 million and $44 million (cash basis), respectively, on capital projects.

In addition to our budgeted capital program, we anticipate that we will continue to make significant expansion capital expenditures in the future. Consequently, our ability to develop and maintain sources of funds to meet our capital requirements is critical to our ability to meet our growth objectives. We expect that our future expansion capital expenditures will be funded by cash from operations, borrowings under our credit facilities and the issuance of debt and equity securities.

Rose Rock Distributions

The Rose Rock cash distribution for the fourth quarter of 2011 was $0.0670 per unit. This prorated amount corresponds to the minimum quarterly cash distribution of $0.3625 per unit, or $1.45 per unit on an annualized basis. The proration period began on December 15, 2011, immediately after the close of Rose Rock’s initial public offering, and continued through December 31, 2011. The distribution was paid on February 13, 2012 to all unitholders of record as of February 3, 2012.

The cash distribution for the first quarter of 2012 was $0.3725 per unit, or $1.49 per unit on an annualized basis. This represents a 2.8% increase over the prior quarter on an annualized basis and marked the first increase in the distribution to Rose Rock’s limited partner unitholders. The distribution was paid on May 15, 2012 to all unitholders of record as of May 7, 2012.

The cash distribution for the second quarter of 2012 is $0.3825 per unit. This represents a 2.7% increase over the prior quarter on an annualized basis. This distribution will be paid on August 14, 2012 to all unitholders of record as of August 6, 2012.

Credit Risk

We are subject to risks of loss resulting from nonpayment or nonperformance by our customers. We examine the creditworthiness of third party customers to whom we extend credit and manage our exposure to credit risk through credit analysis, credit approval, credit limits and monitoring procedures, and for certain transactions, we may request letters of credit, prepayments or guarantees.

Off-Balance Sheet Arrangements

We do not use any off-balance sheet arrangements to enhance our liquidity and capital resources, or for any other purpose.

Commitments

There have been no material changes to our contractual obligations outside the ordinary course of our business from those previously disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011, although the value of product purchase commitments is greater at June 30, 2012 than it was at June 30, 2011.

We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We establish a margin for these purchases by entering into various types of physical and financial sale and exchange transactions through which we seek to maintain a position that is substantially balanced between purchases on the one hand and sales and future delivery obligations on the other. We account for these commitments as normal purchases and sales, and therefore we do not record assets or liabilities related to these agreements until the product is purchased or sold. At June 30, 2012, such commitments included the following (volumes and dollars in thousands):

	Volume (Barrels)	Value
Fixed price purchases	76	$5,907
Fixed price sales	75	$6,260
Floating price purchases	28,240	$2,506,540
Floating price sales	29,183	$2,579,736

Certain of the commitments shown in the table above relate to agreements to purchase product from a counterparty and to sell a similar amount of product (in a different location) to the same counterparty. Many of the commitments shown in the table above are cancellable by either party, as long as notice is given within the time frame specified in the agreement (generally 30 to 120 days).

Our SemGas segment has a take or pay contractual obligation related to the fractionation of natural gas liquids. This obligation began in July 2011 and continues through June 2015. On June 30, 2012, approximately $0.1 million was due under the contract and the amount of future obligation is approximately $3.6 million. In addition, our SemGas segment enters into contracts under which we are responsible for marketing the majority of the gas and natural gas liquids produced by the counterparties to the agreements. During the three months and six months ended June 30, 2012, the majority of SemGas’ revenues were generated from such contracts.

During the first quarter of 2012, SemGas committed to purchasing equipment related to a 125 MMcf per day processing facility. At June 30, 2012, the future obligation associated with this purchase was $11.0 million.

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

Commodity Price Risk

The table below outlines the range of NYMEX prompt month daily settle prices for crude oil and natural gas futures, and the range of daily propane spot prices provided by an independent, third-party broker for the three months and six months ended June 30, 2012 and June 30, 2011 and the years ended December 31, 2011 and 2010.

	Light Sweet Crude Oil Futures (Barrel)	Mont Belvieu (Non-LDH) Spot Propane (Gallon)	Henry Hub Natural Gas Futures (MMBtu)
Quarter Ended June 30, 2012
High	$106.16	$1.22	$2.82
Low	$77.69	$0.71	$1.91

High/Low Differential	$28.47	$0.51	$0.91

Quarter Ended June 30, 2011
High	$113.93	$1.60	$4.85
Low	$90.61	$1.39	$4.04

High/Low Differential	$23.32	$0.21	$0.81

Six Months Ended June 30, 2012
High	$109.77	$1.40	$3.10
Low	$77.69	$0.71	$1.91

High/Low Differential	$32.08	$0.69	$1.19

Six Months Ended June 30, 2011
High	$113.93	$1.63	$4.85
Low	$84.32	$1.30	$3.78

High/Low Differential	$29.61	$0.33	$1.07

Year Ended December 31, 2011
High	$113.93	$1.63	$4.85
Low	$75.67	$1.30	$2.99

High/Low Differential	$38.26	$0.33	$1.86

Year Ended December 31, 2010
High	$91.51	$1.43	$6.01
Low	$68.01	$0.96	$3.29

High/Low Differential	$23.50	$0.47	$2.72

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

Based on our open derivative contracts at June 30, 2012, a 10% increase in the applicable market price or prices for each derivative contract would result in an approximate $0.8 million decrease in the contribution from these derivatives to our crude oil sales revenues. A 10% decrease in the applicable market price or prices for each derivative contract would result in an approximate $0.8 million increase in the contribution from these derivatives to our crude oil sales revenues. However, the increases or decreases in crude oil sales revenues we recognize from our open derivative contracts are substantially offset by higher or lower crude oil sales revenues when the physical sale of the product occurs. These contracts may be for the purchase or sale of crude oil or in markets different from the physical markets in which we are attempting to hedge our exposure, or may have timing differences relative to the physical markets. As a result of these factors, our hedges may not eliminate all price risks.

The notional volumes and fair value of our commodity derivatives open positions as well as the change in fair value that would be expected from a 10% market price increase or decrease is shown in the table below (in thousands):

	Notional Volume (Barrels)	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease	Settlement Date
Crude oil:
Futures contracts	(90)	$40	$(765)	$765	July 2012

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

Interest Rate Risk

We utilize both fixed and variable rate debt and are exposed to market risk due to the floating interest rates on our credit facilities. Therefore, from time-to-time we may utilize interest rate derivatives to manage interest obligations on specific debt issuances. Our variable rate debt bears interest at LIBOR or prime, subject to certain floors, plus the applicable margin. At June 30, 2012, an increase in these base rates of 1%, above the base rate floors, would increase our interest expense by $1.2 million per year.

The average interest rates presented below are based upon rates in effect at June 30, 2012 and December 31, 2011. The carrying value of the variable rate instruments in our credit facilities approximate fair value primarily because our rates fluctuate with prevailing market rates.

The following table summarizes our debt obligations:

Liabilities	June 30, 2012	December 31, 2011
Short-term debt - variable rate	$2.7 million	$26.1 million
Average interest rate	6.27%	3.22%

Long-term debt - variable rate	$118.5 million	$83.3 million
Average interest rate	3.40%	3.37%

Long-term debt - fixed rate	$0 million	$0 million
Fixed interest rate	0.00%	0.00%

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

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), are effective as of June 30, 2012. This conclusion is based on an evaluation conducted under the supervision and participation of our Chief Executive Officer and Chief Financial Officer along with our management. Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

10.1	SemGroup Corporation Equity Incentive Plan, Form of Restricted Stock Award Agreement for Directors for awards granted on or after May 22, 2012.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Norman J. Szydlowski, Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.

32.1	Section 1350 Certification of Norman J. Szydlowski, Chief Executive Officer.

32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months and six months ended June 30, 2012 and 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (iv) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2012	SEMGROUP CORPORATION

	By:	/s/ Robert N. Fitzgerald
Robert N. Fitzgerald
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

10.1	SemGroup Corporation Equity Incentive Plan, Form of Restricted Stock Award Agreement for Directors for awards granted on or after May 22, 2012.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Norman J. Szydlowski, Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.

32.1	Section 1350 Certification of Norman J. Szydlowski, Chief Executive Officer.

32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months and six months ended June 30, 2012 and 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the three months and six months ended June 30, 2012 and 2011, and (iv) the Notes to the Condensed Consolidated Financial Statements.