Form 10-Q
period 2012-09-30
SemGroup Corp
filed 2012-11-09
CIK 1489136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number: 1-34736
____________________________________________________________
SEMGROUP CORPORATION
(Exact name of registrant as specified in its charter)
____________________________________________________________

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class		Outstanding at October 31, 2012
Class A	Common stock, $0.01 par	41,883,447	Shares
Class B	Common stock, $0.01 par	28,235	Shares

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
_________________________________________________________________________________________________
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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

SEMGROUP CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands)

	(Unaudited)
	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$67,461	$73,613
Restricted cash	34,912	39,543
Accounts receivable (net of allowance of $4,416 and $3,623 at September 30, 2012 and December 31, 2011, respectively)	335,795	209,781
Receivable from affiliates	5,786	6,408
Inventories	34,479	31,994
Other current assets	17,998	28,396
Total current assets	496,431	389,735
Property, plant and equipment (net of accumulated depreciation of $119,547 and $83,481 at September 30, 2012 and December 31, 2011, respectively)	800,231	733,925
Equity method investments	378,522	327,243
Goodwill	9,956	9,453
Other intangible assets (net of accumulated amortization of $6,272 and $4,336 at September 30, 2012 and December 31, 2011, respectively)	8,181	8,950
Other assets, net	17,744	21,875
Total assets	$1,711,065	$1,491,181
LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$237,357	$145,203
Payable to affiliates	1,577	6,314
Accrued liabilities	73,943	53,675
Payables to pre-petition creditors	32,944	37,800
Deferred revenue	15,127	23,031
Other current liabilities	3,495	4,430
Current portion of long-term debt	2,096	26,058
Total current liabilities	366,539	296,511
Long-term debt	189,569	83,277
Deferred income taxes	76,581	73,784
Other noncurrent liabilities	77,024	58,944
Commitments and contingencies (Note 9)
SemGroup owners’ equity:
Common stock (Note 10)	419	418
Additional paid-in capital	1,036,978	1,032,365
Treasury stock, at cost (Note 10)	(242)	—
Accumulated deficit	(166,768)	(167,812)
Accumulated other comprehensive income (loss)	1,055	(13,875)
Total SemGroup owners’ equity	871,442	851,096
Noncontrolling interests in consolidated subsidiaries	129,910	127,569
Total owners’ equity	1,001,352	978,665
Total liabilities and owners’ equity	$1,711,065	$1,491,181
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011

Revenues:
Product	$209,202	$335,331	$708,408	$962,879
Service	29,800	28,565	86,727	96,782
Other	38,850	27,626	126,525	75,426
Total revenues	277,852	391,522	921,660	1,135,087
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	189,830	313,490	651,283	896,871
Operating	52,367	41,772	172,750	116,384
General and administrative	16,680	16,883	53,073	56,443
Depreciation and amortization	12,081	12,894	35,687	38,355
Gain on disposal or impairment of long-lived assets, net	(3,615)	—	(3,496)	(136)
Total expenses	267,343	385,039	909,297	1,107,917
Earnings from equity method investments	3,116	4,016	22,903	10,166
Operating income	13,625	10,499	35,266	37,336
Other expenses (income):
Interest expense	1,992	6,013	7,763	49,321
Foreign currency transaction (gain) loss	355	(2,874)	358	(3,430)
Other (income) expense, net	9,354	(8,973)	16,783	(14,564)
Total other (income) expenses, net	11,701	(5,834)	24,904	31,327
Income from continuing operations before income taxes	1,924	16,333	10,362	6,009
Income tax expense	2,091	1,308	985	3,202
Income (loss) from continuing operations	(167)	15,025	9,377	2,807
Loss from discontinued operations, net of income taxes	(265)	(686)	(456)	(735)
Net income (loss)	(432)	14,339	8,921	2,072
Less: net income attributable to noncontrolling interests	2,336	—	7,915	—
Net income (loss) attributable to SemGroup	$(2,768)	$14,339	$1,006	$2,072
Net income (loss)	$(432)	$14,339	$8,921	$2,072
Other comprehensive income (loss), net of income taxes	12,072	(18,103)	14,930	(11,465)
Comprehensive income (loss)	11,640	(3,764)	23,851	(9,393)
Less: comprehensive income attributable to noncontrolling interests	2,336	—	7,915	—
Comprehensive income (loss) attributable to SemGroup	$9,304	$(3,764)	$15,936	$(9,393)
Net income (loss) per common share (Note 11):
Basic	$(0.07)	$0.34	$0.02	$0.05
Diluted	$(0.07)	$0.34	$0.02	$(0.15)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011

Cash flows from operating activities:
Net income	$8,921	$2,072
Adjustments to reconcile net income to net cash provided by operating activities:
Net unrealized (gain) loss related to derivative instruments	(432)	(9,394)
Depreciation and amortization	36,123	39,556
Gain on disposal or impairment of long-lived assets, net	(3,496)	(137)
Equity earnings from investments	(22,903)	(10,166)
Distributions from equity investments	25,053	10,166
Amortization and write down of debt issuance costs	2,078	23,235
Deferred tax benefit	(3,738)	(4,019)
Non-cash equity compensation	4,832	3,949
Provision for uncollectible accounts receivable, net of recoveries	(828)	(5,340)
Currency (gain) loss	358	(3,430)
Changes in operating assets and liabilities (Note 12)	5,790	(54,726)
Net cash provided by (used in) operating activities	51,758	(8,234)
Cash flows from investing activities:
Capital expenditures	(82,123)	(50,879)
Proceeds from sale of long-lived assets	347	1,093
Investments in non-consolidated subsidiaries	(63,999)	(2,863)
Proceeds from the sale of non-consolidated affiliate	3,500	—
Distributions in excess of equity in earnings of affiliates	10,569	9,745
Net cash used in investing activities	(131,706)	(42,904)
Cash flows from financing activities:
Debt issuance costs	(694)	(10,639)
Borrowings on debt and other obligations	260,500	153,434
Principal payments on debt and other obligations	(179,001)	(115,425)
Distributions to noncontrolling interests	(5,754)	—
Repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation	(242)	—
Net cash provided by financing activities	74,809	27,370
Effect of exchange rate changes on cash and cash equivalents	(977)	1,005
Change in cash and cash equivalents	(6,116)	(22,763)
Change in cash and cash equivalents included in discontinued operations	(36)	(1,206)
Change in cash and cash equivalents from continuing operations	(6,152)	(23,969)
Cash and cash equivalents at beginning of period	73,613	87,821
Cash and cash equivalents at end of period	$67,461	$63,852
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
During the reorganization process, SemGroup, L.P. filed a Plan of Reorganization with the court, which was confirmed on October 28, 2009. The Plan of Reorganization determined, among other things, how pre-Petition Date obligations would be settled, the equity structure of the reorganized company upon emergence and the financing arrangements upon emergence. SemGroup Corporation emerged from bankruptcy on November 30, 2009 (the “Emergence Date”).
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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Although management believes these estimates are reasonable, actual results could differ materially from these estimates. The results of operations for the nine months ended September 30, 2012, are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.
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
Certain reclassifications have been made to conform previously reported balances to the current presentation, including the reclass of prior periods to reflect the SemStream segment's Arizona operations as discontinued operations and classify assets and liabilites as held for sale. On September 12, 2012, we entered into an agreement to sell the Arizona operations, subject to regulatory approval.
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

2. ROSE ROCK MIDSTREAM, L.P.
On December 14, 2011, our subsidiary Rose Rock Midstream, L.P. (“Rose Rock”) completed an initial public offering (“IPO”) of 7 million common units representing limited partner interests (NYSE: RRMS). We control the operations of Rose Rock through our ownership of the general partner interest, and we continue to consolidate Rose Rock. Our ownership interest in Rose Rock as of September 30, 2012 (unaudited) and December 31, 2011 is shown in the table below:

General partner interest	2%
Limited partner interest (a)	57%
Total ownership interest	59%

(a)	Represents 1.4 million common units and 8.4 million subordinated units
Outside ownership interests in Rose Rock are reflected in “noncontrolling interests in consolidated subsidiaries” on our condensed consolidated balance sheets at September 30, 2012 and December 31, 2011. The portion of Rose Rock’s net income attributable to outside owners is reflected within “net income attributable to noncontrolling interests” in our condensed consolidated statements of operations and comprehensive income (loss) for the three months and nine months ended September 30, 2012.
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

	Total Quarterly Distributions Per Unit Target Amount				Marginal Percentage Interest in Distributions
					Unitholders	General Partner	Incentive Distribution Rights
Minimum Quarterly Distributions				$0.362500	98.0%	2.0%	—
First Target Distribution	above	$0.362500	up to	$0.416875	98.0%	2.0%	—
Second Target Distribution	above	$0.416875	up to	$0.453125	85.0%	2.0%	13.0%
Third Target Distribution	above	$0.453125	up to	$0.543750	75.0%	2.0%	23.0%
Thereafter			above	$0.543750	50.0%	2.0%	48.0%

The following table shows the distributions paid or expected to be paid (in thousands, except for per unit amounts):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
2. ROSE ROCK MIDSTREAM, L.P., Continued

		Record Date	Payment Date		Distri-bution Per Unit		Distributions Paid/To Be Paid
Quarter Ended							SemGroup				Noncontrolling Interest Common Units	Total Distributions
							General Partner	Incentive Distri-butions	Common Units	Subord-inated Units
December 31, 2011	*	February 3, 2012	February 13, 2012		$0.0670	*	$23	$—	$93	$561	$470	$1,147
March 31, 2012		May 7, 2012	May 15, 2012		$0.3725		$128	$—	$517	$3,125	$2,607	$6,377
June 30, 2012		August 6, 2012	August 14, 2012		$0.3825		$131	$—	$532	$3,209	$2,678	$6,549
September 30, 2012		November 5, 2012	November 14, 2012	**	$0.3925	**	$134	$—	$545	$3,293	$2,748	$6,720
*Minimum quarterly distribution for quarter ended December 31, 2011 was prorated for the period beginning immediately after the closing of Rose Rock’s IPO, December 14, 2011 through December 31, 2011.
**Expected payment date and amounts for distributions related to the quarter ended September 30, 2012.Certain summarized balance sheet information of Rose Rock is shown below (in thousands):

	(unaudited)
	September 30, 2012	December 31, 2011
Cash	$13,498	$9,709
Other current assets	236,144	156,873
Property, plant and equipment, net	285,244	276,246
Other noncurrent assets, net	2,665	2,666
Total assets	$537,551	$445,494
Current liabilities	$227,131	$140,553
Long-term debt	69	87
Partners’ capital attributable to SemGroup	180,441	177,323
Partners’ capital attributable to noncontrolling interests	129,910	127,531
Total liabilities and partners’ capital	$537,551	$445,494
Certain summarized income statement information of Rose Rock for the three months and nine months ended September 30, 2012 and September 30, 2011 is shown below (in thousands):

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011

Revenue	$131,554	$104,616	$468,687	$299,121
Cost of products sold	$111,790	$90,660	$412,847	$252,804
Operating, general and administrative expenses	$9,779	$6,570	$25,976	$20,202
Depreciation and amortization expense	$3,066	$3,122	$9,032	$8,505
Net income	$6,469	$3,830	$19,353	$16,407

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

3. INVESTMENTS IN NON-CONSOLIDATED SUBSIDIARIES
White Cliffs
We account for our 51% ownership of White Cliffs Pipeline, L.L.C. (“White Cliffs”) under the equity method, as the other owners have substantive rights to participate in its management. Under the equity method, we do not report the individual assets and liabilities of White Cliffs on our condensed consolidated balance sheets. Instead, our ownership interest is reflected in one line as a noncurrent asset on our condensed consolidated balance sheets. Certain summarized income statement information of White Cliffs for the three months and nine months ended September 30, 2012 and September 30, 2011 is shown below (in thousands):

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Revenue	$28,522	$17,515	$76,910	$47,878
Operating, general and administrative expenses	$3,857	$3,824	$11,382	$10,029
Depreciation and amortization expense	$4,995	$5,214	$14,964	$15,622
Net income	$19,670	$8,477	$50,564	$22,227
Distributions paid to SemGroup	$(10,794)	$(7,239)	$(30,561)	$(19,912)
The equity in earnings of White Cliffs for the three months and nine months ended September 30, 2012 and September 30, 2011 reported in our condensed consolidated statement of operations and comprehensive income (loss) is less than 51% of the net income of White Cliffs for the same period. This is due to certain general and administrative expenses we incur in managing the operations of White Cliffs that the other owners are not obligated to share. Such expenses are recorded by White Cliffs, and are allocated to our ownership interest. White Cliffs recorded $24.0 thousand and $0.6 million of such general and administrative expense for the three months ended September 30, 2012 and September 30, 2011, respectively. White Cliffs recorded $1.5 million and $2.4 million of such general and administrative expense for the nine months ended September 30, 2012 and September 30, 2011, respectively. The decrease in allocated costs from prior year is primarily due to revisions to our cost allocations based on a transfer pricing study completed in the third quarter for which year to date adjustments were booked in September 2012.
In September 2012, we received $3.5 million from the other owners of White Cliffs related to the September 2010 exercise of their rights to purchase additional ownership interests in White Cliffs. This gain is reported in gain on disposal or impairment of long-lived assets, net in the condensed consolidated statements of operations and comprehensive income (loss).
NGL Energy
We own 9,133,409 common units representing limited partner interests in NGL Energy Partners LP (NYSE: NGL) (“NGL Energy”), which represents approximately 18.0% of the total 50,669,109 limited partner units of NGL Energy outstanding at June 30, 2012, and a 6.42% interest in the general partner of NGL Energy. Our limited and general partner ownership interests reflect the dilution caused by an NGL Energy acquisition completed June 19, 2012. In conjunction with the June 2012 transaction, we received 201,378 additional common units.
At September 30, 2012, the fair market value of our 9,133,409 common unit investment in NGL Energy was $219.6 million, based on a September 28, 2012 closing price of $24.04 per common unit. This does not reflect our interest in the general partner of NGL Energy. The excess of the recorded amount of our investment over the book value of our share of the underlying net assets primarily represents equity method goodwill. The fair value of our limited partner investment in NGL Energy is categorized as a Level 1 measurement as it is based on quoted market prices.
Our policy is to record our equity in earnings of NGL Energy on a one-quarter lag, as we do not expect information on the earnings of NGL Energy to always be available in time to consistently record the earnings in the quarter in which they are generated. Accordingly, we have recorded losses representing our equity in earnings of NGL Energy of $6.9 million and $2.2 million in our condensed consolidated statements of operations and comprehensive income (loss) for the three months and nine months ended September 30, 2012, respectively, which relate to the earnings of NGL Energy for the three months and nine months ended June 30, 2012, prorated for the period of time we held our ownership interest in NGL Energy. We received cash distributions of $2.1 million and $5.1 million for the three months and nine months ended September 30, 2012, respectively,

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
3. INVESTMENTS IN NON-CONSOLIDATED SUBSIDIARIES, Continued

related to these earnings from NGL Energy. The agreement to waive our distribution rights on approximately 3.9 million common units expired in the third quarter 2012 and any third quarter distributions declared related to these units will be received in the fourth quarter 2012.
Certain unaudited summarized income statement information of NGL Energy for the three months and nine months ended June 30, 2012 is shown below (in thousands):

	Three Months Ended June 30, 2012	Nine Months Ended June 30, 2012

Revenue	$326,436	$1,236,023
Cost of products sold	$298,985	$1,128,581
Operating, general and administrative expenses	$33,298	$76,015
Depreciation and amortization expense	$9,227	$21,260
Net income	$(24,710)	$(4,678)

Glass Mountain Pipeline LLC
In May 2012, we formed a joint venture, Glass Mountain Pipeline, LLC (“GMP”), to construct, maintain and operate a 210-mile crude oil pipeline system originating in Alva and Arnett, Oklahoma and terminating at Cushing, Oklahoma. Construction of the pipeline is expected to be completed by the end of 2013. Once the pipeline is in service, it will be operated by a subsidiary of Rose Rock. In September 2012, we acquired an additional 25% ownership interest in GMP. As of September 30, 2012, we have invested $62.5 million in GMP, including our capital contributions and amounts paid to acquire the additional ownership percentage. We also assumed the responsibility for future capital contributions related to the additional 25% ownership. Subsequent to this transaction, we have a 50% ownership interest in GMP and account for our investment in GMP using the equity method.
As of September 30, 2012, we expect to make additional contributions of approximately $11.2 million and $51.6 million in 2012 and 2013, respectively.

4. SEGMENTS
Our businesses are organized based on the nature and location of the services they provide. Certain summarized information related to our reportable segments is shown in the tables below. None of the operating segments have been aggregated, other than White Cliffs, which has been included within the Crude segment. Our investment in NGL Energy is included within the SemStream segment. Although “Corporate and Other” does not represent an operating segment, it is included in the tables below to reconcile segment information to that of the consolidated Company. Eliminations of transactions between segments are also included within “Corporate and Other” in the tables below.
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

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
4. SEGMENTS, Continued

	Three Months Ended September 30, 2012
	Crude	SemStream	SemCAMS	SemGas	SemLogistics	SemMexico	Corporate and Other	Consolidated
				(dollars in thousands)
Revenues:
External	$131,616	$—	$54,301	$27,627	$2,213	$62,095	$—	$277,852
Intersegment	—	—	—	2,251	—	—	(2,251)	—
Total revenues	131,616	—	54,301	29,878	2,213	62,095	(2,251)	277,852
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	111,790	—	309	24,068	97	55,817	(2,251)	189,830
Operating	6,042	7	40,081	2,931	1,436	1,870	—	52,367
General and administrative	5,015	528	3,354	1,329	990	1,501	3,963	16,680
Depreciation and amortization	3,066	—	2,664	1,797	2,388	1,536	630	12,081
Gain on disposal or impairment of long-lived assets, net	(3,500)	—	—	(3)	—	(112)	—	(3,615)
Total expenses	122,413	535	46,408	30,122	4,911	60,612	2,342	267,343
Earnings from equity method investments	10,021	(6,905)	—	—	—	—	—	3,116
Operating income (loss)	19,224	(7,440)	7,893	(244)	(2,698)	1,483	(4,593)	13,625
Other expenses (income), net	(119)	(2,551)	3,419	(378)	337	(82)	11,075	11,701
Income (loss) from continuing operations before income taxes	$19,343	$(4,889)	$4,474	$134	$(3,035)	$1,565	$(15,668)	$1,924
Total assets at September 30, 2012 (excluding intersegment receivables)	$747,200	$190,736	$298,867	$124,130	$175,269	$90,906	$83,957	$1,711,065

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
4. SEGMENTS, Continued

	Three Months Ended September 30, 2011
	Crude	SemStream	SemCAMS	SemGas	SemLogistics	SemMexico	Corporate and Other	Consolidated
				(dollars in thousands)
Revenues:
External	$105,938	$168,051	$41,368	$15,192	$4,230	$56,743	$—	$391,522
Intersegment	(1,322)	14,725	—	13,158	—	—	(26,561)	—
Total revenues	104,616	182,776	41,368	28,350	4,230	56,743	(26,561)	391,522
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	90,660	178,904	—	20,512	152	49,823	(26,561)	313,490
Operating	4,530	2,018	29,845	2,432	1,564	1,383	—	41,772
General and administrative	2,040	2,164	3,378	1,591	1,604	2,825	3,281	16,883
Depreciation and amortization	3,122	878	2,577	1,528	2,339	1,653	797	12,894
Loss (gain) on disposal or impairment of long-lived assets, net	—	(24)	—	4	—	20	—	—
Total expenses	100,352	183,940	35,800	26,067	5,659	55,704	(22,483)	385,039
Earnings from equity method investments	4,016	—	—	—	—	—	—	4,016
Operating income (loss)	8,280	(1,164)	5,568	2,283	(1,429)	1,039	(4,078)	10,499
Other expenses (income), net	(349)	(638)	1,990	82	312	479	(7,710)	(5,834)
Income (loss) from continuing operations before income taxes	$8,629	$(526)	$3,578	$2,201	$(1,741)	$560	$3,632	$16,333

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
4. SEGMENTS, Continued

	Nine Months Ended September 30, 2012
	Crude	SemStream	SemCAMS	SemGas	SemLogistics	SemMexico	Corporate and Other	Consolidated
	(dollars in thousands)
Revenues:
External	$468,748	$7	$169,149	$81,917	$8,610	$193,229	$—	$921,660
Intersegment	—	—	—	7,535	—	—	(7,535)	—
Total revenues	468,748	7	169,149	89,452	8,610	193,229	(7,535)	921,660
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	412,847	33	499	70,607	196	174,636	(7,535)	651,283
Operating	17,957	(18)	135,165	9,092	4,521	6,033	—	172,750
General and administrative	9,796	582	10,404	4,564	4,249	6,730	16,748	53,073
Depreciation and amortization	9,032	—	7,910	5,153	7,040	4,614	1,938	35,687
Gain on disposal or impairment of long-lived assets, net	(3,444)	—	—	(3)	—	(49)	—	(3,496)
Total expenses	446,188	597	153,978	89,413	16,006	191,964	11,151	909,297
Earnings from equity method investments	25,053	(2,150)	—	—	—	—	—	22,903
Operating income (loss)	47,613	(2,740)	15,171	39	(7,396)	1,265	(18,686)	35,266
Other expenses (income), net	(739)	(2,507)	13,974	924	1,805	233	11,214	24,904
Income (loss) from continuing operations before income taxes	$48,352	$(233)	$1,197	$(885)	$(9,201)	$1,032	$(29,900)	$10,362

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
4. SEGMENTS, Continued

	Nine Months Ended September 30, 2011
	Crude	SemStream	SemCAMS	SemGas	SemLogistics	SemMexico	Corporate and Other	Consolidated
	(dollars in thousands)
Revenues:
External	$301,626	$492,938	$122,004	$42,923	$18,815	$156,024	$757	$1,135,087
Intersegment	(2,505)	44,249	—	31,753	—	—	(73,497)	—
Total revenues	299,121	537,187	122,004	74,676	18,815	156,024	(72,740)	1,135,087
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	252,804	528,356	10	52,150	152	136,378	(72,979)	896,871
Operating	13,683	6,390	80,611	6,282	5,129	4,231	58	116,384
General and administrative	6,508	6,727	12,737	4,829	5,276	8,983	11,383	56,443
Depreciation and amortization	8,505	3,501	7,746	4,410	6,943	4,912	2,338	38,355
Loss (gain) on disposal or impairment of long-lived assets, net	12	40	—	4	—	(186)	(6)	(136)
Total expenses	281,512	545,014	101,104	67,675	17,500	154,318	(59,206)	1,107,917
Earnings from equity method investments	10,166	—	—	—	—	—	—	10,166
Operating income (loss)	27,775	(7,827)	20,900	7,001	1,315	1,706	(13,534)	37,336
Other expenses (income), net	1,919	14,323	16,661	1,829	740	(145)	(4,000)	31,327
Income (loss) from continuing operations before income taxes	$25,856	$(22,150)	$4,239	$5,172	$575	$1,851	$(9,534)	$6,009

5. INVENTORIES
Inventories consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Crude oil	$29,181	$21,803
Asphalt and other	5,298	10,191
	$34,479	$31,994

6. FINANCIAL INSTRUMENTS
Fair value of financial instruments
We record certain financial assets and liabilities at fair value at each balance sheet date. The tables below summarize the balances of these assets and liabilities at September 30, 2012 and December 31, 2011 (in thousands):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
6. FINANCIAL INSTRUMENTS, Continued

	September 30, 2012					December 31, 2011
	Level 1	Level 2	Level 3	Netting*	Total	Level 1	Level 2	Level 3	Netting*	Total
Assets:
Commodity derivatives	$609	$—	$—	$(15)	$594	$393	$—	$—	$(231)	$162
Total assets	609	—	—	(15)	594	393	—	—	(231)	162
Liabilities:
Commodity derivatives	$15	$—	$—	$(15)	$—	$231	$—	$—	$(231)	$—
Warrants	29,263	—	—	—	29,263	12,180	—	—	—	12,180
Interest rate swaps	—	—	—	—	—	—	358	—	—	358
Total liabilities	29,278	—	—	(15)	29,263	12,411	358	—	(231)	12,538
Net liabilities at fair value	$(28,669)	$—	$—	$—	$(28,669)	$(12,018)	$(358)	$—	$—	$(12,376)
*Relates primarily to exchange traded futures. Gain and loss positions on multiple contracts are settled net on a daily basis with the exchange.
“Level 1” measurements use as inputs unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. These include commodity futures contracts that are traded on an exchange. These also include common stock warrants (Note 10), beginning in September 2011, when the warrants began to be traded on the New York Stock Exchange.
“Level 2” measurements use as inputs market observable and corroborated prices for similar commodity derivative contracts. Assets and liabilities classified as Level 2 include over-the-counter (“OTC”) traded forward contracts and swaps.
“Level 3” measurements use as inputs information from a pricing service and internal valuation models incorporating observable and unobservable market data. These include commodity derivatives, such as forwards and swaps for which there is not a highly liquid market, and therefore are not included in Level 2 above. Level 3 measurements also included common stock warrants until September 2011, when the warrants began to be traded on the New York Stock Exchange. Prior to that point, we used a Black-Scholes pricing model to estimate the fair value of the warrants.
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the fair value levels.
There were no financial assets or liabilities classified as Level 3 during the three months and nine months ended September 30, 2012. The following table summarizes changes in the fair value of our net financial assets (liabilities) classified as Level 3 in the fair value hierarchy (in thousands):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
6. FINANCIAL INSTRUMENTS, Continued

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011

	Warrants	Commodity Derivatives	Total	Warrants	Commodity Derivatives	Total
Net liabilities—beginning balance	$—	$—	$—	$(13,618)	$(1,736)	$(15,354)
Transfers out of Level 3(*)	—	—	—	8,934	6	8,940
Total gain (realized and unrealized) included in earnings(**)	—	—	—	4,684	3,156	7,840
Settlements	—	—	—	—	(1,884)	(1,884)
Net liabilities—ending balance	$—	$—	$—	$—	$(458)	$(458)
Amount of total gain included in earnings for the period attributable to the change in unrealized gain or loss relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$3,156	$3,156

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011

	Warrants	Commodity Derivatives	Total	Warrants	Commodity Derivatives	Total
Net liabilities—beginning balance	$—	$—	$—	$(17,192)	$(547)	$(17,739)
Transfers out of Level 3(*)	—	—	—	8,934	(419)	8,515
Total gain (realized and unrealized) included in earnings(**)	—	—	—	8,258	2,783	11,041
Settlements	—	—	—	—	(2,275)	(2,275)
Net liabilities—ending balance	$—	$—	$—	$—	$(458)	$(458)
Amount of total gain included in earnings for the period attributable to the change in unrealized gain or loss relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$2,783	$2,783
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
We seek to manage the price risk associated with our marketing operations by limiting our net open positions through (i) the concurrent purchase and sale of like quantities of crude oil to create back-to-back transactions that are intended to lock in positive margins based on the timing, location or quality of the crude oil purchased and delivered or (ii) derivative contracts. Our storage and transportation assets can also be used to mitigate location and time basis risk. All marketing activities are subject to our Comprehensive Risk Management Policy, which establishes limits in order to manage risk and mitigate financial exposure.
We contributed the primary operating assets of SemStream, L.P. (“SemStream) to NGL Energy on November 1, 2011, including all of SemStream’s commodity derivatives. Prior to November 1, 2011, SemStream managed commodity price risk by limiting its net open positions subject to outright price risk and basis risk resulting from grade, location or time differences. SemStream did so by selling and purchasing similar quantities of natural gas liquids with purchase and sale transactions for current or future delivery, by entering into future delivery and purchase obligations with futures contracts or other commodity derivatives and employing its storage and transportation assets. SemStream, at times, hedged its natural gas liquids commodity

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
6. FINANCIAL INSTRUMENTS, Continued

price exposure with derivatives on commodities other than natural gas liquids due to the limited size of the market for natural gas liquids derivatives. In addition, physical transaction sale and purchase strategies were intended to lock in positive margins for SemStream, e.g., the sales price was sufficient to cover purchase costs, any other fixed and variable costs and SemStream’s profit. All marketing activities were subject to our Comprehensive Risk Management Policy, which establishes limits to manage risk and mitigate financial exposure.
Our commodity derivatives were comprised of swaps, future contracts and forward contracts of crude oil and natural gas liquids. These are defined as follows:
Swaps – Over the counter transactions where a floating price, basis or index is exchanged for a fixed (or a different floating) price, basis or index at a preset schedule in the future, according to an agreed-upon formula.
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
The following table sets forth the unaudited notional quantities for commodity derivative instruments entered into (in thousands of barrels):

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011

Sales	470	5,189	1,153	18,000
Purchases	380	4,344	1,066	17,716
We have not designated any of our commodity derivative instruments as accounting hedges. We record the fair value of our commodity derivative instruments on our condensed consolidated balance sheets in other current assets and other current liabilities in the following amounts (in thousands):

	September 30, 2012		December 31, 2011
	Assets	Liabilities	Assets	Liabilities
Commodity contracts	$594	$—	$162	$—
Realized and unrealized gains (losses) from our commodity derivatives were recorded to product revenue in the following amounts (in thousands):

Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011

$(631)	$2,960	$(342)	$62

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

7. INCOME TAXES
Due to our emergence from bankruptcy and overall restructuring, we have recorded a full valuation allowance on all U.S. federal and state deferred tax assets. We have determined that no accruals related to uncertainty in tax positions are required. The effective tax rate was 109% for the three months ended September 30, 2012, and 8% for the three months ended September 30, 2011. The effective tax rate was 10% for the nine months ended September 30, 2012, and 53% for the nine months ended September 30, 2011. Significant items that impacted the effective tax rate for each period, as compared to the U.S. Federal statutory rate of 35%, include earnings in foreign jurisdictions taxed at lower rates and the full valuation allowance which was recorded against our deferred tax assets. Further, the foreign earnings are taxed in foreign jurisdictions as well as in the U.S., since they are disregarded entities for U.S. federal income tax purposes. For the three months and nine months ended September 30, 2012, the rate is impacted by a noncontrolling interest in Rose Rock for which taxes are not provided. Deferred tax liabilities, with the exception of those related to certain long-lived assets, have been considered as a source of future taxable income in establishing the amount of the valuation allowance. These combined factors, and the magnitude of permanent items impacting the tax rate relative to income from continuing operations before income taxes, result in rates that are not comparable between the periods.

8. LONG-TERM DEBT
Our long-term debt consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
SemGroup corporate revolving credit facility	$189,500	$82,000
Rose Rock credit facility	—	—
SemLogistics credit facility	—	23,180
SemMexico credit facility	2,072	4,046
Capital leases	93	109
Total long-term debt	$191,665	$109,335
less: current portion of long-term debt	2,096	26,058
Noncurrent portion of long-term debt	$189,569	$83,277
SemGroup corporate credit agreement
Our revolving credit facility had a capacity of $300 million at September 30, 2012. The capacity was reduced from $320 million to $300 million during the first quarter of 2012 following the close of Rose Rock’s IPO. This capacity may be used either for cash borrowings or letters of credit, although the maximum letter of credit capacity is $250 million. At September 30, 2012, we had outstanding cash borrowings of $189.5 million on this facility and outstanding letters of credit of $2.1 million.
At September 30, 2012, $90 million of our outstanding cash borrowings incurred interest at the Eurodollar rate and $99.5 million incurred interest at the alternate base rate (“ABR”). The interest rate in effect at September 30, 2012, on $50 million of Eurodollar rate borrowings was 3.23%, calculated as LIBOR of 0.7334% plus a margin of 2.5%. The interest rate in effect at September 30, 2012, on $40 million of Eurodollar rate borrowings was 2.96%, calculated as LIBOR of 0.46060% plus a margin of 2.5%. The interest rate in effect at September 30, 2012, on the $99.5 million of ABR borrowings was 4.75%, calculated as the prime rate of 3.25% plus a margin of 1.5%.
At September 30, 2012, the commitment rate in effect on letters of credit was 2.5%. In addition, a fronting fee of 0.25% is charged on outstanding letters of credit. A commitment fee of 0.5% is charged on any unused capacity on the revolving credit facility.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
8. LONG-TERM DEBT, Continued

At September 30, 2012, $3.7 million in capitalized loan fees, net of accumulated amortization, was recorded in other noncurrent assets, which is being amortized over the life of the loan.
We recorded interest expense related to the SemGroup revolving credit facility of $1.7 million and $4.9 million for the three months and nine months ended September 30, 2012, respectively, including amortization of debt issuance costs.
At September 30, 2012, we were in compliance with the terms of the credit agreement.
Rose Rock credit facility
At September 30, 2012, there were no revolving cash borrowings on Rose Rock’s $150 million revolving credit facility. We had $38.2 million in outstanding letters of credit, and the rate in effect was 2.25%. In addition, a fronting fee of 0.25% is charged on outstanding letters of credit. A commitment fee that ranges from 0.375% to 0.50%, depending on a leverage ratio specified in the credit agreement, is charged on any unused capacity of the revolving credit facility. We had $8.4 million of Secured Bilateral Letters of Credit outstanding and the interest rate in effect on $2.7 million of Secured Bilateral Letters of Credit was 1.75%. The interest rate in effect on $5.7 million of Secured Bilateral Letters of Credit was 2.00%. Secured Bilateral Letters of Credit are external to the facility and do not reduce revolver availability. At September 30, 2012, we were in compliance with the terms of the credit agreement.
In September 2012, we amended the credit agreement such that the revolving credit facility may under certain conditions be increased by up to an additional $400 million. The previous agreement provided for an increase of up to $200 million.
We recorded $0.5 million and $1.4 million of interest expense during the three months and nine months ended September 30, 2012, respectively, including amortization of debt issuance costs.
At September 30, 2012, $1.6 million in capitalized loan fees, net of accumulated amortization, was recorded in other noncurrent assets, which is being amortized over the life of the facility.
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
SemMexico facilities
During 2010, SemMexico entered into a credit agreement that allowed SemMexico to borrow up to 80 million Mexican pesos at any time through June 2011. Borrowings on this facility are required to be repaid with monthly payments through May 2013. At September 30, 2012, borrowings of 26.7 million Mexican pesos (U.S. $2.1 million at the September 30, 2012 exchange rate) were outstanding on this facility. Borrowings are unsecured and bear interest at the bank prime rate in Mexico plus 1.5%. At September 30, 2012, the interest rate in effect was 6.30%, calculated as 1.5% plus the bank prime rate of 4.80%.
SemMexico also has outstanding letters of credit of 292.8 million Mexican pesos at September 30, 2012 (U.S. $22.8 million at the September 30, 2012 exchange rate). Fees are generally charged on outstanding letters of credit at a rate of 0.46%.
On June 13, 2012, SemMexico entered into an additional revolving credit agreement that allows SemMexico to borrow up to 44 million Mexican pesos (U.S. $3.4 million at the September 30, 2012 exchange rate) at any time during the term of the facility, which matures in June 2015. Borrowings are unsecured and bear interest at the bank prime rate in Mexico plus 2.0%. At September 30, 2012, there were no outstanding borrowings on this facility.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
8. LONG-TERM DEBT, Continued

On July 13, 2012, SemMexico entered into an additional credit agreement that allows SemMexico to borrow up to 56 million Mexican pesos (U.S. $4.4 million at the September 30, 2012 exchange rate) at any time during the term of the facility, which matures in July 2013. Borrowings are unsecured and bear interest at the bank prime rate in Mexico plus 1.7%. At September 30, 2012, there were no outstanding borrowings on this facility.
SemMexico recorded interest expense of $0.1 million and $0.2 million during the three months and nine months ended September 30, 2012, respectively, related to these facilities. At September 30, 2012, we were in compliance with the terms of these facilities.
Fair value
We estimate that the fair value of our long-term debt was not materially different than the recorded values at September 30, 2012, and is categorized as a Level 3 measurement. It is our belief that neither the market interest rates nor our credit profile have changed significantly enough to have had a material impact on the fair value of our debt outstanding at September 30, 2012.

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
(c) Claims reconciliation process
A large number of parties have made claims against us for obligations alleged to have been incurred prior to our bankruptcy filing. On September 15, 2010, the bankruptcy court entered an order estimating the contingent, unliquidated and disputed claims and authorizing distributions to holders of allowed claims. Pursuant to that order, we have begun making distributions to the claimants. We continue to attempt to settle unresolved claims.
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
A water pipeline break occurred at a SemCAMS facility during August 2010. This resulted in a spill of material that was predominantly salt water containing a small amount of hydrocarbons. The incident was investigated by Environment Canada and Alberta Environment. On February 14, 2012, charges were filed against SemCAMS by the Federal Government of Canada (Department of Fisheries) and the Province of Alberta (Alberta Environment) in connection with this incident. We are currently reviewing disclosure received from the agencies and have engaged our expert to assist us in formulating our response. Although it is not possible to predict the outcome of these proceedings, we accrued a liability for estimated fines and environmental contributions of $0.4 million in December 2010, which we continue to carry on our books at September 30, 2012.
Asset retirement obligations
We will be required to incur significant removal and restoration costs when we retire our natural gas gathering and processing facilities in Canada. We have recorded an asset retirement obligation liability of $39.7 million at September 30, 2012, which is included within other noncurrent liabilities on our condensed consolidated balance sheets. This amount was calculated using the $109.1 million cost we estimate we would incur to retire these facilities, discounted based on our risk-adjusted cost of borrowing and the estimated timing of remediation.
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
Other matters
We are party to various other claims, legal actions, and complaints arising in the ordinary course of business. In the opinion of our management, the ultimate resolution of these claims, legal actions and complaints, after consideration of amounts accrued, insurance coverage and other arrangements, will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, the outcome of such matters is inherently uncertain, and estimates of our consolidated liabilities may change materially as circumstances develop.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
9. COMMITMENTS AND CONTINGENCIES, Continued

Purchase and sale commitments
We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We account for derivatives at fair value with the exception of commitments which have been designated as normal purchases and sales for which we do not record assets or liabilities related to these agreements until the product is purchased or sold. At September 30, 2012, such commitments included the following (in thousands):

	Volume (Barrels)	Value
Fixed price purchases	77	$6,922
Fixed price sales	88	$8,440
Floating price purchases	25,422	$2,397,146
Floating price sales	25,483	$2,411,393
Certain of the commitments shown in the table above relate to agreements to purchase product from a counterparty and to sell a similar amount of product (in a different location) to the same counterparty. Many of the commitments shown in the table above are cancellable by either party, as long as notice is given within the time frame specified in the agreement (generally 30 to 120 days).
Our SemGas segment has a take or pay contractual obligation related to the fractionation of natural gas liquids. This obligation began in July 2011 and continues through June 2015. At September 30, 2012, approximately $0.1 million was due under the contract and the amount of future obligation is approximately $3.3 million. SemGas also enters into contracts under which we are responsible for marketing the majority of the gas and natural gas liquids produced by the counterparties to the agreements. In 2012, the majority of SemGas’ revenues were generated from such contracts.
During the first quarter 2012, SemGas committed to purchasing equipment related to a 125 MMcf per day processing facility. At September 30, 2012, the future obligation associated with this purchase is $6.6 million.
See Note 3 for commitments related to Glass Mountain Pipeline LLC.

10. EQUITY
Unaudited condensed consolidated statement of changes in owners’ equity
The following table shows the changes in our consolidated owners’ equity accounts from December 31, 2011 to September 30, 2012 (in thousands):

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Owners’ Equity
Balance at December 31, 2011	$418	$1,032,365	$—	$(167,812)	$(13,875)	$127,569	$978,665
Net income	—	—	—	1,006	—	7,915	8,921
Other comprehensive income, net of income taxes	—	—	—	—	14,930	—	14,930
Distributions to noncontrolling interests	—	—	—	—	—	(5,754)	(5,754)
Non-cash equity compensation	—	4,614	—	—	—	218	4,832
Issuance of common stock under compensation plans	1	(1)	—	—	—	—	—
Repurchase of common stock	—	—	(242)	—	—	—	(242)
Other	—	—	—	38	—	(38)	—
Balance at September 30, 2012	$419	$1,036,978	$(242)	$(166,768)	$1,055	$129,910	$1,001,352

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
10. EQUITY, Continued

Accumulated other comprehensive income (loss)
The following table presents the changes in the components of accumulated other comprehensive income (loss) from December 31, 2011 to September 30, 2012 (in thousands):

	Currency Translation	Employee Benefit Plans	Interest Rate Swaps	Total
Balance, December 31, 2011	$(10,780)	$(2,811)	$(284)	$(13,875)
Currency translation adjustment	14,531	—	—	14,531
Changes related to interest rate swaps	—	—	284	284
Changes related to benefit plans, net of income tax expense of $39	—	115	—	115
Balance, September 30, 2012	$3,751	$(2,696)	$—	$1,055
Common stock
Upon emergence from bankruptcy, we issued 40,882,496 shares of common stock. The Plan of Reorganization specified that we were to issue an additional 517,500 shares of common stock in settlement of pre-petition claims. As of September 30, 2012, we have issued 198,616 shares of this stock and will issue the remainder as the process of resolving the claims progresses. The owners’ equity balances on the condensed consolidated balance sheets include the shares that are required to be issued in settlement of pre-petition claims. The shares of common stock reflected on the condensed consolidated balance sheet at September 30, 2012 are summarized below:

Shares issued on Emergence Date	40,882,496
Shares subsequently issued in settlement of pre-petition claims	198,616
Remaining shares required to be issued in settlement of pre-petition claims	318,884
Issuance of shares under employee and director compensation programs(*)	549,732
Shares issued upon exercise of warrants	7
Total shares	41,949,735
Par value per share	$0.01
Common stock on September 30, 2012 balance sheet	$419,497
(*) These shares include 130,326 shares which vested during the nine months ended September 30, 2012. Of these vested shares, recipients sold back to the Company 8,994 shares to satisfy tax withholding obligations which are being recognized at cost as treasury stock on the condensed consolidated balance sheet.
In addition to the shares in the table above, there are shares of unvested restricted stock outstanding at September 30, 2012. The par value of these shares has not yet been reflected in common stock on the condensed consolidated balance sheet, as these shares have not yet vested. There are also shares of restricted stock that were returned to treasury upon forfeiture. The par value of these shares is not reflected in the condensed consolidated balance sheet, as no accounting recognition is given to forfeited shares.
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
Equity-based compensation
We have reserved common stock for issuance pursuant to director and employee compensation programs. At September 30, 2012, there were approximately 485,000 unvested shares that have been granted under these programs. The par value of these shares is not reflected in common stock on the condensed consolidated balance sheet, as these shares have not yet vested. Shares of restricted stock awards that were forfeited were returned to treasury. The par value of these shares is not

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
10. EQUITY, Continued

reflected in the condensed consolidated balance sheet, as no accounting recognition is given to forfeited shares. For certain of the awards, the number of shares that will vest is contingent upon our achievement of certain specified targets. If we meet the specified maximum targets, approximately 68,000 additional shares could vest.
Warrants
Upon emergence from bankruptcy, we issued 1,634,210 warrants. The Plan of Reorganization specified that we were to issue an additional 544,737 warrants in settlement of the pre-petition claims. As of September 30, 2012, we have issued 209,056 of the warrants and will issue the remainder as the process of resolving the claims progresses. Beginning September 2011, the warrants began trading on the New York Stock Exchange under the ticker symbol, SEMGWS, and its fair value is classified as a Level 1 measurement. The warrants reflected on the condensed consolidated balance sheet at September 30, 2012 are summarized below:

Warrants issued on Emergence Date	1,634,210
Warrants subsequently issued in settlement of pre-petition claims	209,056
Remaining warrants to be issued in settlement of pre-petition claims	335,681
Warrants exercised	(7)
Total warrants at September 30, 2012	2,178,940
Fair value per warrant at September 30, 2012	$13.43
Warrant value included within other noncurrent liabilities on September 30, 2012 consolidated balance sheet	$29,263,164

Each warrant entitles the holder to purchase one share of common stock for $25 at any time before the November 30, 2014 expiration date. Upon exercise, a holder may elect a cashless exercise, whereby the number of shares to be issued to the holder is reduced, in lieu of a cash payment. The closing price of our common stock was $36.85 per share on September 28, 2012. In the event of a change in control of the Company, the holders of the warrants would have the right to sell the warrants to us, and we would have the right to purchase the warrants from the holders. In either case, the price to be paid for the warrants would be calculated using a standard pricing model with inputs specified in the warrant agreement.

11. EARNINGS PER SHARE
The following summarizes the calculation of basic earnings per share for the three months and nine months ended September 30, 2012 and September 30, 2011 (in thousands, except per share amounts):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
11. EARNINGS PER SHARE, Continued

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Continuing Operations	Discontinued Operations	Net	Continuing Operations	Discontinued Operations	Net
Income (loss)	$(167)	$(265)	$(432)	$15,025	$(686)	$14,339
less: Income attributable to noncontrolling interests	2,336	—	2,336	—	—	—
Numerator	$(2,503)	$(265)	$(2,768)	$15,025	$(686)	$14,339
Common stock issued and to be issued pursuant to Plan of Reorganization	41,400	41,400	41,400	41,400	41,400	41,400
Weighted average common stock outstanding issued under compensation plans	549	549	549	242	242	242
Denominator	41,949	41,949	41,949	41,642	41,642	41,642
Basic earnings (loss) per share	$(0.06)	$(0.01)	$(0.07)	$0.36	$(0.02)	$0.34

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Continuing Operations	Discontinued Operations	Net	Continuing Operations	Discontinued Operations	Net
Income (loss)	$9,377	$(456)	$8,921	$2,807	$(735)	$2,072
less: Income attributable to noncontrolling interests	7,915	—	7,915	—	—	—
Numerator	$1,462	$(456)	$1,006	$2,807	$(735)	$2,072
Common stock issued and to be issued pursuant to Plan of Reorganization	41,400	41,400	41,400	41,400	41,400	41,400
Weighted average common stock outstanding issued under compensation plans	530	530	530	221	221	221
Denominator	41,930	41,930	41,930	41,621	41,621	41,621
Basic earnings (loss) per share	$0.03	$(0.01)	$0.02	$0.07	$(0.02)	$0.05

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
11. EARNINGS PER SHARE, Continued

The following summarizes the calculation of diluted earnings per share for the three months and nine months ended September 30, 2012 and September 30, 2011 (amounts in thousands, except per share amounts):

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Continuing Operations	Discontinued Operations	Net	Continuing Operations	Discontinued Operations	Net
Income (loss)	$(167)	$(265)	$(432)	$15,025	$(686)	$14,339
less: Income attributable to noncontrolling interests	2,336	—	2,336	—	—	—
Numerator	$(2,503)	$(265)	$(2,768)	$15,025	$(686)	$14,339
Common stock issued and to be issued pursuant to Plan of Reorganization	41,400	41,400	41,400	41,400	41,400	41,400
Weighted average common stock outstanding issued under compensation plans	549	549	549	242	242	242
Effect of dilutive securities	285	285	285	316	316	316
Denominator	42,234	42,234	42,234	41,958	41,958	41,958
Diluted earnings (loss) per share	$(0.06)	$(0.01)	$(0.07)	$0.36	$(0.02)	$0.34

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Continuing Operations	Discontinued Operations	Net	Continuing Operations	Discontinued Operations	Net
Income (loss)	$9,377	$(456)	$8,921	$2,807	$(735)	$2,072
less: Income attributable to noncontrolling interests	7,915	—	7,915	—	—	—
less: Income resulting from change in fair value of warrants	—	—	—	8,258	—	8,258
Numerator	$1,462	$(456)	$1,006	$(5,451)	$(735)	$(6,186)
Common stock issued and to be issued pursuant to Plan of Reorganization	41,400	41,400	41,400	41,400	41,400	41,400
Weighted average common stock outstanding issued under compensation plans	530	530	530	221	221	221
Effect of dilutive securities	252	252	252	—	—	—
Denominator	42,182	42,182	42,182	41,621	41,621	41,621
Diluted earnings (loss) per share	$0.03	$(0.01)	$0.02	$(0.13)	$(0.02)	$(0.15)
During the three months and nine months ended September 30, 2012, we recorded expenses of $9.5 million and $17.1 million, respectively, related to the change in fair value of the warrants. Because of this, the warrants would have been antidilutive and, therefore, were not included in the computation of diluted earnings per share. For the three months ended September 30, 2011, the average price of our common stock was at or below the exercise price of the warrants, and therefore the warrants did not cause any dilution for this period.

12. SUPPLEMENTAL CASH FLOW INFORMATION
The following table summarizes the changes in the components of operating assets and liabilities shown on our condensed consolidated statements of cash flows (in thousands):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
12. SUPPLEMENTAL CASH FLOW INFORMATION, Continued

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011

Decrease (increase) in restricted cash	$4,691	$19,963
Decrease (increase) in accounts receivable	(116,987)	(18,939)
Decrease (increase) in receivable from affiliates	622	(38)
Decrease (increase) in inventories	(1,804)	(27,497)
Decrease (increase) in derivatives and margin deposits	457	8,653
Decrease (increase) in other current assets	8,393	(199)
Decrease (increase) in other assets	2,457	(2,842)
Increase (decrease) in accounts payable and accrued liabilities	97,638	8,156
Increase (decrease) in payable to affiliates	(5,160)	3
Increase (decrease) in payables to pre-petition creditors	(4,541)	(35,652)
Increase (decrease) in other noncurrent liabilities	20,024	(6,334)
	$5,790	$(54,726)

13. RELATED PARTY TRANSACTIONS
NGL Energy
As described in Note 3, we own interests in NGL Energy, which we account for under the equity method.
During the three months and nine months ended September 30, 2012, we generated the following transactions with NGL Energy (in thousands):

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012

Revenues	$14,395	$41,945
Purchases	$6,009	$36,573
Reimbursements from NGL Energy for transition services	$28	$526
White Cliffs
As described in Note 3, we account for our ownership interest in White Cliffs under the equity method. During the three months ended September 30, 2012 and 2011, we generated revenue from White Cliffs of approximately $0.6 million and $0.6 million, respectively. We generated revenue from White Cliffs of approximately $1.8 million and $1.6 million during the nine months ended September 30, 2012 and 2011, respectively.
Legal services
The law firm of Conner & Winters, LLP, of which Mark D. Berman is a partner, performs legal services for us. Mr. Berman is the spouse of Candice L. Cheeseman, General Counsel and Secretary. Mr. Berman does not perform any legal services for us. SemGroup paid $0.5 million and $1.2 million in legal fees and related expenses to this law firm during the three months and nine months ended September 30, 2012, respectively (of which $9,909 and $56,085, respectively, was paid by White Cliffs). SemGroup paid $0.2 million and $1.3 million in legal fees and related expenses to this law firm during the three months and nine months ended September 30, 2011, respectively (of which $29,280 and $124,001, respectively, was paid by White Cliffs).

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

•
A 2% general partner interest and a 57% limited partner interest in Rose Rock, which owns an approximately 640-mile crude oil pipeline network in Kansas and Oklahoma and a crude oil storage facility in Cushing, Oklahoma with a capacity of 7.0 million barrels;

•	9.1 million common units of NGL Energy Partners LP (“NGL Energy”) and a 6.42% interest in NGL Energy Holdings LLC, the general partner of NGL Energy;

•	more than 1,560 miles of natural gas and NGL transportation, gathering and distribution pipelines in Kansas, Oklahoma, Texas and Alberta, Canada;

•	8.7 million barrels of owned multi-product storage capacity located in the United Kingdom;

•	12 liquid asphalt cement terminals and modification facilities and two emulsion distribution terminals in Mexico;

•	three natural gas processing plants in the U.S., with 98 million cubic feet per day of capacity; and

•	majority ownership interests in two sour gas and two sweet gas processing plants in Alberta, Canada, with combined operating capacity of 694 million cubic feet per day.
We believe that the variety of our petroleum product assets creates opportunities for us and our customers year round.

Recent Developments

Increased Ownership in Glass Mountain Pipeline LLC
On October 10, 2012, SemGroup and Gavilon Energy Holdings II, LLC ("Gavilon") announced that each had completed the acquisition of a 25% share of Glass Mountain Pipeline LLC ("GMP"), previously owned by an affiliate of Chesapeake Energy Corporation ("Chesapeake"). Following this purchase, SemGroup now owns 50% of GMP, with the remaining 50% owned by Gavilon. Chesapeake will maintain its long-term transportation agreement with GMP, providing the economic incentive for its construction.

Results of Operations
Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Revenue	$277,852	$391,522	$921,660	$1,135,087
Expenses
Costs of products sold	189,830	313,490	651,283	896,871
Operating	52,367	41,772	172,750	116,384
General and administrative	16,680	16,883	53,073	56,443
Depreciation and amortization	12,081	12,894	35,687	38,355
Gain on disposal or impairment	(3,615)	—	(3,496)	(136)
Total expenses	267,343	385,039	909,297	1,107,917
Earnings from equity method investments	3,116	4,016	22,903	10,166
Operating income	13,625	10,499	35,266	37,336
Other expense (income)
Interest expense	1,992	6,013	7,763	49,321
Other (income) expense, net	9,709	(11,847)	17,141	(17,994)
Total other (income) expenses, net	11,701	(5,834)	24,904	31,327
Income from continuing operations before income taxes	1,924	16,333	10,362	6,009
Income tax expense	2,091	1,308	985	3,202
Income (loss) from continuing operations	(167)	15,025	9,377	2,807
Loss from discontinued operations	(265)	(686)	(456)	(735)
Net income (loss)	$(432)	$14,339	$8,921	$2,072
Revenues and Expenses
Revenue and expenses before intercompany eliminations leading to operating income (loss) are analyzed by operating segment below.
Interest Expense
Interest expense decreased in the three months ended September 30, 2012 to $2.0 million from $6.0 million in the three months ended September 30, 2011. Interest expense also decreased in the nine months ended September 30, 2012 to $7.8 million from $49.3 million in the nine months ended September 30, 2011. The outstanding debt balance decreased to $191.7 million at September 30, 2012 from $387.0 million at September 30, 2011. The reduction in outstanding debt is due to repayments made from proceeds received from the sale of the SemStream assets and Rose Rock’s initial public offering which were completed in the fourth quarter of 2011. The reduction in the outstanding debt balance, coupled with a significant reduction in interest rates due to the refinancing of the credit facility that was completed in the second quarter of 2011, comprise the majority of the decrease in interest expense. Also contributing to the decrease is the write-off in June 2011 of $17.3 million of unamortized capitalized loan fees related to the refinancing of the credit facility.
Other Expense (Income), net
Other expense was $9.7 million for the three months ended September 30, 2012, compared to other income of $11.8 million for the same period in 2011. Other expense was $17.1 million for the nine months ended September 30, 2012, compared to other income of $18.0 million for the same period in 2011. Other expense (income) for all periods presented was comprised primarily of gains and losses due to the change in the fair value of our warrants.

Income Tax Expense (Benefit)
The effective tax rate was 109% for the three months ended September 30, 2012 and 8% for the three months ended September 30, 2011. The effective tax rate for nine months ended September 30, 2012 and 2011 was 10% and 53%, respectively. Significant items that impacted the effective tax rate for each period, as compared to the U.S. Federal statutory rate of 35%, include earnings in foreign jurisdictions taxed at lower rates and the full valuation allowance which was recorded against our deferred tax assets. Further, the foreign earnings are taxed in foreign jurisdictions as well as in the U.S., since they are disregarded entities for U.S. federal income tax purposes. For the three months and nine months ended September 30, 2012, the rate is impacted by a noncontrolling interest in Rose Rock for which taxes are not provided. Deferred tax liabilities, with the exception of those related to certain long-lived assets, have been considered as a source of future taxable income in establishing the amount of the valuation allowance. These combined factors, and the magnitude of permanent items impacting the tax rate relative to income from continuing operations before income taxes, result in rates that are not comparable between the periods.

Results of Operations by Reporting Segment
Crude

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Revenue	$131,616	$104,616	$468,748	$299,121
Expenses
Costs of products sold	111,790	90,660	412,847	252,804
Operating	6,042	4,530	17,957	13,683
General and administrative	5,015	2,040	9,796	6,508
Depreciation and amortization	3,066	3,122	9,032	8,505
Loss (gain) on disposal or impairment	(3,500)	—	(3,444)	12
Total expenses	122,413	100,352	446,188	281,512
Equity earnings in White Cliffs	10,021	4,016	25,053	10,166
Operating income	$19,224	$8,280	$47,613	$27,775
Three months ended September 30, 2012 versus three months ended September 30, 2011
Revenue
Revenue increased in the three months ended September 30, 2012 to $132 million from $105 million in the three months ended September 30, 2011.

	Three Months Ended September 30,
	2012	2011
	(in thousands)
Gross product revenue	$565,595	$266,132
ASC 845-10-15	(445,791)	(169,512)
Unrealized gain (loss) on derivatives, net	554	(1,190)
Product revenue	120,358	95,430
Service revenue	11,196	9,142
Other	62	44
Total revenue	$131,616	$104,616
Gross product revenue increased in the three months ended September 30, 2012 to $566 million from $266 million in the three months ended September 30, 2011. The increase was primarily a result of increased sales volumes to 6.2 million barrels for the three months ended September 30, 2012 from 3.0 million barrels for the same period in 2011, and an increase in the average sales price of crude oil to $91 per barrel for the three months ended September 30, 2012 from $89 per barrel for the same period in 2011.

ASC 845-10-15, “Nonmonetary Transactions,” requires certain transactions – those where inventory is purchased from a customer then resold to the same customer – to be presented in the income statement on a net basis, resulting in a reduction of revenue and costs of products sold by the same amount, but has no effect on operating income (loss). However, changes in the level of such purchase and sale activity between periods can have an effect on the comparison between those periods. Gross product revenue was reduced by $446 million and $170 million during the three months ended September 30, 2012 and 2011, respectively, in accordance with ASC 845-10-15.
Service revenue increased in the three months ended September 30, 2012 to $11 million from $9 million for the three months ended September 30, 2011, due to additional storage capacity at Cushing, OK.
Costs of products sold
Costs of products sold increased in the three months ended September 30, 2012 to $112 million from $91 million for the same period in 2011. Costs of products sold were reduced by $446 million and $170 million in the three months ended September 30, 2012 and 2011, respectively, in accordance with ASC 845-10-15. Costs of products sold increased in the three months ended September 30, 2012, primarily as a result of an increase in the volume sold offset, in part, by an increase in the average cost of crude oil per barrel to $89 from $87 per barrel for the same period in 2011.
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
The following table shows the Adjusted gross margin generated by our fee-based services, our fixed-margin transactions and our marketing activities for the three months ended September 30, 2012 (in thousands):

	Storage	Transportation	Marketing Activities	Other(1)	Total
Revenues	$8,367	$4,768	$116,318	$2,163	$131,616
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	111,790	—	111,790
Less: Unrealized gain (loss) on derivatives	—	—	554	—	554
Adjusted gross margin	$8,367	$4,768	$3,974	$2,163	$19,272

(1)	This category includes fee-based services such as unloading and ancillary storage terminal services.
The following table shows the Adjusted gross margin generated by our fee-based services, our fixed-margin transactions and our marketing activities for the three months ended September 30, 2011 (in thousands):

	Storage	Transportation	Marketing Activities	Other(1)	Total
Revenues	$6,108	$3,365	$93,591	$1,552	$104,616
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	90,660	—	90,660
Less: Unrealized gain (loss) on derivatives	—	—	(1,190)	—	(1,190)
Adjusted gross margin	$6,108	$3,365	$4,121	$1,552	$15,146

(1)	This category includes fee-based services such as unloading and ancillary storage terminal services.

The following table presents a reconciliation of operating income to Adjusted gross margin, the most directly comparable GAAP financial measure for each of the periods indicated.

	Three Months Ended September 30,
	2012	2011
	(in thousands)
Reconciliation of operating income to Adjusted gross margin:
Operating income	$19,224	$8,280
Add:
Operating expense	6,042	4,530
General and administrative expense	5,015	2,040
Depreciation and amortization expense	3,066	3,122
Gain on disposal or impairment	(3,500)	—
Less:
Unrealized gain (loss) on derivatives	554	(1,190)
Earnings from equity method investment	10,021	4,016
Adjusted gross margin	$19,272	$15,146
Operating expense
Operating expense increased in the three months ended September 30, 2012, to $6 million from $5 million for the three months ended September 30, 2011. This increase is due primarily to increased allocation of corporate engineering costs ($345 thousand), field expense ($300 thousand), employment expense ($250 thousand) and maintenance expense ($175 thousand). In addition, a recovery in 2011 of a previously written off account receivable ($300 thousand) did not reoccur in 2012.
General and administrative
General and administrative expense increased in the three months ended September 30, 2012, to $5 million from $2 million for the three months ended September 30, 2011. This increase is primarily the result of giving year to date effect to a recently completed transfer pricing study which increased the allocation of corporate costs by approximately $3 million.
Gain on disposal or impairment
We sold a portion of our ownership interest in White Cliffs during September 2010. At the time, we recorded a loss of $6.8 million on disposal of that asset. In September 2012, we reached a settlement in a dispute concerning the selling price of that ownership interest and reduced the loss by $3.5 million.
Earnings from equity method investment
Crude’s only equity method investment is in White Cliffs. Earnings from this investment increased in the three months ended September 30, 2012 to $10 million from $4 million in the three months ended September 30, 2011. This increase is due primarily to a 61% increase in the crude oil volume shipped from Platteville, CO to Cushing, OK.
Nine months ended September 30, 2012 versus nine months ended September 30, 2011
Revenue
Revenue increased in the nine months ended September 30, 2012 to $469 million from $299 million in the nine months ended September 30, 2011.

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Gross product revenue	$1,538,805	$748,121
ASC 845-10-15	(1,103,424)	(476,631)
Unrealized gain (loss) on derivatives, net	432	334
Product revenue	435,813	271,824
Service revenue	32,932	27,077
Other	3	220
Total revenue	$468,748	$299,121
Gross product revenue increased in the nine months ended September 30, 2012 to $1.5 billion from $748 million in the nine months ended September 30, 2011. The increase was primarily a result of increased sales volumes to 16.4 million barrels for the nine months ended September 30, 2012 from 8.0 million barrels for the same period in 2011, and an increase in the average sales price of crude to $94 per barrel for the nine months ended September 30, 2012 from $93 per barrel for the same period in 2011.
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
Gross product revenue was reduced by $1.1 billion and $477 million during the nine months ended September 30, 2012 and 2011, respectively, in accordance with ASC 845-10-15.
Service revenue increased in the nine months ended September 30, 2012 to $33 million from $27 million for the nine months ended September 30, 2011, due to additional storage capacity at Cushing, OK.
Costs of products sold
Costs of products sold increased in the nine months ended September 30, 2012 to $413 million from $253 million for the same period in 2011. Costs of products sold were reduced by $1.1 billion and $477 million in the nine months ended September 30, 2012 and 2011, respectively, in accordance with ASC 845-10-15. Costs of products sold increased in the nine months ended September 30, 2012, as a result of increased volume of barrels sold and an increase in the average cost of crude oil per barrel to $93 from $91 per barrel for the same period in 2011.
Adjusted gross margin
The following table shows the Adjusted gross margin generated by our fee-based services, our fixed-margin transactions and our marketing activities for the nine months ended September 30, 2012 (in thousands):

	Storage	Transportation	Marketing Activities	Other(1)	Total
Revenues	$24,205	$13,425	$425,439	$5,679	$468,748
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	412,847	—	412,847
Less: Unrealized gain (loss) on derivatives	—	—	432	—	432
Adjusted gross margin	$24,205	$13,425	$12,160	$5,679	$55,469

(1)	This category includes fee-based services such as unloading and ancillary storage terminal services.
The following table shows the Adjusted gross margin generated by our fee-based services, our fixed-margin transactions and our marketing activities for the nine months ended September 30, 2011 (in thousands):

	Storage	Transportation	Marketing Activities	Other(1)	Total
Revenues	$18,123	$11,181	$265,449	$4,368	$299,121
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	252,804	—	252,804
Less: Unrealized gain (loss) on derivatives	—	—	334	—	334
Adjusted gross margin	$18,123	$11,181	$12,311	$4,368	$45,983

(1)	This category includes fee-based services such as unloading and ancillary storage terminal services.
The following table presents a reconciliation of operating income to Adjusted gross margin, the most directly comparable GAAP financial measure for each of the periods indicated.

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Reconciliation of operating income to Adjusted gross margin:
Operating income	$47,613	$27,775
Add:
Operating expense	17,957	13,683
General and administrative expense	9,796	6,508
Depreciation and amortization expense	9,032	8,505
Loss (gain) on disposal or impairment	(3,444)	12
Less:
Unrealized gain (loss) on derivatives	432	334
Earnings from equity method investment	25,053	10,166
Adjusted gross margin	$55,469	$45,983
Operating expense
Operating expense increased in the nine months ended September 30, 2012, to $18 million from $14 million in the nine months ended September 30, 2011. This increase is due primarily to increased compensation expense ($1.2 million), allocation of corporate engineering costs ($800 thousand), field expense ($600 thousand) and maintenance expense ($350 thousand). In addition, a recovery in 2011 of a previously written off account receivable ($900 thousand) did not reoccur in 2012.
General and administrative expense
General and administrative expense increased in the nine months ended September 30, 2012, to $10 million from $7 million in the nine months ended September 30, 2011. This increase is primarily the result of giving year to date effect to a recently completed transfer pricing study which increased the allocation of corporate costs by approximately $3 million.
Gain on disposal or impairment
We sold a portion of our ownership interest in White Cliffs during September 2010. At the time, we recorded a loss of $6.8 million on disposal of that asset. In September 2012, we reached a settlement in a dispute concerning the selling price of that ownership interest and reduced the loss by $3.5 million.
Earnings from equity method investment
Crude’s only equity method investment is in White Cliffs. Earnings from this investment increased in the nine months ended September 30, 2012 to $25 million from $10 million in the same period in 2011. This increase is due primarily to a 52% increase in the crude oil volume shipped from Platteville, CO to Cushing, OK.

SemStream
On November 1, 2011, we contributed the primary operating assets of our SemStream segment to NGL Energy. We did not, however, contribute any of the assets or liabilities of SemStream’s Arizona residential business to NGL Energy. On September 12, 2012, we entered into a definitive agreement to sell those assets and liabilities. This sale is subject to approval by the Arizona Corporation Commission and will close shortly after that approval is granted; therefore, results are reported as discontinued operations. The results of operations shown below for 2012 reflect only corporate overhead allocations, minor adjustments and the earnings from our equity method investment in NGL Energy. We include our share of NGL Energy’s earnings on a one-quarter lag because we do not receive their financial statements in sufficient time to apply the equity method to the current period.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Revenue	$—	$182,776	$7	$537,187
Expenses
Costs of products sold	—	178,904	33	528,356
Operating	7	2,018	(18)	6,390
General and administrative	528	2,164	582	6,727
Depreciation and amortization	—	878	—	3,501
Loss (gain) on disposal or impairment	—	(24)	—	40
Total expenses	535	183,940	597	545,014
Equity earnings in NGL Energy	(6,905)	—	(2,150)	—
Operating loss	$(7,440)	$(1,164)	$(2,740)	$(7,827)

SemLogistics

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Revenue	$2,213	$4,230	$8,610	$18,815
Expenses
Costs of products sold	97	152	196	152
Operating	1,436	1,564	4,521	5,129
General and administrative	990	1,604	4,249	5,276
Depreciation and amortization	2,388	2,339	7,040	6,943
Total expenses	4,911	5,659	16,006	17,500
Operating income (loss)	$(2,698)	$(1,429)	$(7,396)	$1,315
Three months ended September 30, 2012 versus three months ended September 30, 2011
Revenue
Revenue decreased in the three months ended September 30, 2012 to $2 million from $4 million in the three months ended September 30, 2011.
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
Storage economics have been unfavorable for some time. As a result, during the third quarter 2012 we conducted a test for recoverability in accordance with the guidance provided in ASC 360-10-15-3, Impairment and Disposal of Long-Lived Assets. The estimated undiscounted cash flows exceeded the carrying amount of the assets; therefore, the carrying amount of the long-lived assets are considered recoverable and an impairment was not recorded. We are aware that it is necessary to continue to monitor this situation and recognize the possibility that an impairment of the long-lived assets may be required in the near term.
General
In every category of expense, the amounts for the third quarter of 2012 are roughly equivalent to those of the third quarter of 2011.
Nine months ended September 30, 2012 versus nine months ended September 30, 2011
Revenue
Revenue decreased in the nine months ended September 30, 2012 to $9 million from $19 million in the nine months ended September 30, 2011. The explanation for this change is the same as shown above for the three-month period.
General
In every category of expense, the amounts for the nine months ended September 30, 2012 are roughly equivalent to those of the nine months ended September 30, 2011.

SemCAMS

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Revenue	$54,301	$41,368	$169,149	$122,004
Expenses
Costs of products sold	309	—	499	10
Operating	40,081	29,845	135,165	80,611
General and administrative	3,354	3,378	10,404	12,737
Depreciation and amortization	2,664	2,577	7,910	7,746
Total expenses	46,408	35,800	153,978	101,104
Operating income	$7,893	$5,568	$15,171	$20,900
Three months ended September 30, 2012 versus three months ended September 30, 2011
Revenue
Revenue in the three months ended September 30, 2012 increased to $54 million from $41 million for the three months ended September 30, 2011. This increase is primarily the result of turnaround costs which are recorded as revenue when they are recoverable from the producers who use the plants. Approximately $13.5 million of such costs are included in revenue for the current period. We also earn revenue by charging the producers a fee for processing the recoverable costs. Approximately $1.3 million of such fees related to the turnaround project are included in revenue for the current period. In addition, a maintenance capital recovery fee of $1.6 million also contributed to the increase. These increases were offset, in part, by lower operating costs approximately ($3.8 million) which are recoverable from producers.
Operating expense
Operating expense increased in the three months ended September 30, 2012 to $40 million from $30 million in the three months ended September 30, 2011. This increase is primarily related to $13.5 million in turnaround costs offset, in part, by the recovery of a previously written off receivable ($1.9 million) and reduced power costs ($1.1 million).

General
In every other category of expense, the amounts for the three months ended September 30, 2012 are roughly equivalent to those of the three months ended September 30, 2011.
Nine months ended September 30, 2012 versus nine months ended September 30, 2011
Revenue
Revenue in the nine months ended September 30, 2012 increased to $169 million from $122 million for the nine months ended September 30, 2011. This increase is primarily the result of turnaround costs which are recorded as revenue when they are recoverable from the producers who use the plants. Approximately $61.1 million of such costs are included in revenue for the current period. We also earn revenue by charging the producers a fee for processing the recoverable costs. Approximately $6.2 million of such fees related to the turnaround project are included in revenue for the current period. In addition, a maintenance capital recovery fee of $1.6 million contributed to the increase. These increases were offset, in part, by lower operating costs approximately ($7.7 million) which are recoverable from producers, foreign exchange changes ($5.0 million), estimated revenue lost due to wells that have been shut in by producers due to relatively low natural gas prices ($3.8 million)and estimated lost revenue due to the turnaround ($3.3 million). (Significant reductions in throughput also impair plant operations and emissions compliance.) Finally, results for 2011 included $6.1 million related to the favorable settlement of a lawsuit and lost revenue due to plant outages ($3.3 million).
Operating expense
Operating expense increased in the nine months ended September 30, 2012 to $135 million from $81 million in the nine months ended September 30, 2011. This increase is primarily related to $61.1 million in turnaround costs, $2.1 million in outage repair costs and $1.4 million in sulphur base pad removal costs offset, in part, by foreign exchange changes ($4.3 million), reduced power costs ($4.1 million), the recovery of a previously written off receivable ($1.9 million), lower labor and contract service costs ($1.8 million) and the reversal of an accrual ($0.6 million). Finally, results for 2011 included $4.5 million related to recovery of previously written off receivables and the reversal of $2.9 million in accruals offset, in part, by outage repair costs ($3.3 million) and severance costs ($1.5 million).
General and administrative
General and administrative expense decreased in the nine months ended September 30, 2012 to $10 million from $13 million in the nine months ended September 30, 2011. This decrease is primarily the result of $2.3 million in severance costs in 2011 which did not reoccur in 2012.

SemMexico

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Revenue	$62,095	$56,743	$193,229	$156,024
Expenses
Costs of products sold	55,817	49,823	174,636	136,378
Operating	1,870	1,383	6,033	4,231
General and administrative	1,501	2,825	6,730	8,983
Depreciation and amortization	1,536	1,653	4,614	4,912
Loss (gain) on disposal or impairment	(112)	20	(49)	(186)
Total expenses	60,612	55,704	191,964	154,318
Operating income	$1,483	$1,039	$1,265	$1,706
Three months ended September 30, 2012 versus three months ended September 30, 2011
Revenue
Revenue increased in the three months ended September 30, 2012 to $62 million from $57 million in the three months ended September 30, 2011. Higher prices ($700 per metric ton versus $661 per metric ton) accounted for 62% of the increase and higher volume (88,124 metric tons versus 84,897 metric tons) accounted for 38% of the remaining increase.

Costs of products sold
Costs of products sold increased in the three months ended September 30, 2012 to $56 million from $50 million in the three months ended September 30, 2011. On a per unit basis, the cost of products sold increased to $633 per metric ton from $586 per metric ton.
Operating expense
Operating expense increased in the three months ended September 30, 2012, to $2 million from $1 million in the three months ended September 30, 2011. This increase is primarily the result of approximately $310 thousand in product application system expense which was reclassified to operating expense from general and administrative expense. In 2011, we had a recovery of approximately $100 thousand which did not reoccur in 2012.
General and administrative expense
General and administrative expense decreased in the three months ended September 30, 2012, to $2 million from $3 million in the three months ended September 30, 2011. The decrease is primarily the result of giving year to date effect to a recently completed transfer pricing study which reduced the allocation of corporate costs by approximately $700 thousand. In addition, approximately $310 thousand in product application system expense was reclassified to operating expense from general and administrative expense. Finally, legal expenses were reduced by approximately $140 thousand compared to the same period in 2011.
Nine months ended September 30, 2012 versus nine months ended September 30, 2011
Revenue
Revenue increased in the nine months ended September 30, 2012 to $193 million from $156 million in the nine months ended September 30, 2011. Higher prices ($695 per metric ton versus $620 per metric ton) accounted for 55% of the increase and higher volume (275,932 metric tons versus 248,937 metric tons) accounted for the remaining 45% of the increase.
Costs of products sold
Costs of products sold increased in the nine months ended September 30, 2012 to $175 million from $136 million in the nine months ended September 30, 2011. On a per unit basis, the cost of products sold increased to $631 per metric ton from $546 per metric ton. In addition, costs of products sold for the period ended September 30, 2012, also includes a $1.0 million charge for inventory shrinkage at one of our plants. An investigation of this matter is on-going.
Operating expense
Operating expense increased in the nine months ended September 30, 2012, to $6 million from $4 million in the nine months ended September 30, 2011. This increase is primarily the result of a reclassification of $1.2 million in product application system expense to operating expense from general and administrative expense. In addition, maintenance expense increased by approximately $640 thousand compared to the same period in 2011.
General and administrative expense
General and administrative expense decreased in the nine months ended September 30, 2012 to $7 million from $9 million in the nine months ended September 30, 2011. This decrease is primarily the result of a reclassification of $1.2 million in product application systems expense to operating expense and giving year to date effect to a recently completed transfer pricing study which reduced the allocation of corporate costs by approximately $800 thousand.

SemGas

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Revenue	$29,878	$28,350	$89,452	$74,676
Expenses
Costs of products sold	24,068	20,512	70,607	52,150
Operating	2,931	2,432	9,092	6,282
General and administrative	1,329	1,591	4,564	4,829
Depreciation and amortization	1,797	1,528	5,153	4,410
Loss (gain) on disposal or impairment	(3)	4	(3)	4
Total expenses	30,122	26,067	89,413	67,675
Operating income (loss)	$(244)	$2,283	$39	$7,001
Three months ended September 30, 2012 versus three months ended September 30, 2011
Revenue
Revenue increased in the three months ended September 30, 2012 to $30 million from $28 million for the three months ended September 30, 2011. This increase is the result of higher sales volume (8,627 MMcf versus 4,960 MMcf) offset, in part, by lower sales price per unit ($3.46/Mcf versus $5.72/Mcf). The increase in volume is primarily a result of increased drilling and production in the area served by our gas plants in Hopeton and Nash, Oklahoma.
Costs of products sold
Costs of products sold increased in the three months ended September 30, 2012 to $24 million from $21 million in the three months ended September 30, 2011. This increase is primarily related to higher volume (8,627 MMcf versus 4,960 MMcf) offset, in part, by lower costs per unit ($2.79/Mcf versus $4.14/Mcf). In addition, certain contracts contain volume incentive tiers whereby producers receive a larger percentage of proceeds as their volume increases, which resulted in higher costs of products sold, expressed as a percentage of revenue.
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
The following table shows the Adjusted gross margin generated in the three months ended September 30, 2012 and 2011.

	Three Months Ended September 30,
	2012	2011
	(in thousands)
Revenue	$29,878	$28,350
Less: Cost of products sold, exclusive of depreciation	24,068	20,512
Less: Unrealized gain (loss) on derivatives	—	—
Adjusted gross margin	$5,810	$7,838

The following table presents a reconciliation of operating income to Adjusted gross margin, the most directly comparable GAAP financial measure for each of the periods indicated.

	Three Months Ended September 30,
	2012	2011
	(in thousands)
Reconciliation of operating income (loss) to Adjusted gross margin:
Operating income (loss)	$(244)	$2,283
Add:
Operating expense	2,931	2,432
General and administrative expense	1,329	1,591
Depreciation and amortization expense	1,797	1,528
Loss (gain) on disposal or impairment	(3)	4
Adjusted gross margin	$5,810	$7,838
Operating expense
Operating expense increased in the three months ended September 30, 2012 to $3 million from $2 million for the three months ended September 30, 2011. This increase is a result of higher volume in 2012. The primary costs components of the increase are compression rental, contract labor, maintenance, field expenses and employment costs.
General
In every other category of expense, the amounts for the three months ended September 30, 2012 are roughly equivalent to those of the three months ended September 30, 2011.
Nine months ended September 30, 2012 versus nine months ended September 30, 2011
Revenue
Revenue increased in the nine months ended September 30, 2012 to $89 million from $75 million for the nine months ended September 30, 2011. This increase is the result of higher sales volume (25,197 MMcf versus 13,690 MMcf) offset, in part, by lower sales price per unit ($3.55/Mcf versus $5.45/Mcf). The increase in volume is primarily a result of increased drilling and production in the area served by our gas plants in Hopeton and Nash, Oklahoma.
Costs of products sold
Costs of products sold increased in the nine months ended September 30, 2012 to $71 million from $52 million in the nine months ended September 30, 2011. This increase is primarily related to higher volume (25,197 MMcf versus 13,690 MMcf) offset, in part, by lower costs per unit ($2.80/Mcf versus $3.81/Mcf). In addition, certain contracts contain volume incentive tiers whereby producers receive a larger percentage of proceeds as their volume increases, which resulted in higher costs of products sold, expressed as a percentage of revenue. Also, we made a contract adjustment which increased costs of products sold in the first quarter of 2012 by approximately $1.3 million.
Adjusted gross margin
The following table shows the Adjusted gross margin generated in the nine months ended September 30, 2012 and 2011.

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Revenue	$89,452	$74,676
Less: Cost of products sold, exclusive of depreciation	70,607	52,150
Less: Unrealized gain (loss) on derivatives	—	—
Adjusted gross margin	$18,845	$22,526

The following table presents a reconciliation of operating income to Adjusted gross margin, the most directly comparable GAAP financial measure for each of the periods indicated.

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Reconciliation of operating income to Adjusted gross margin:
Operating income	$39	$7,001
Add:
Operating expense	9,092	6,282
General and administrative expense	4,564	4,829
Depreciation and amortization expense	5,153	4,410
Loss (gain) on disposal or impairment	(3)	4
Adjusted gross margin	$18,845	$22,526
Operating expense
Operating expense increased in the nine months ended September 30, 2012 to $9 million from $6 million in the nine months ended September 30, 2011. This increase is a result of higher volume in 2012. The primary costs components of the increase are compression rental, contract labor, maintenance, field expenses and employment costs.
General
In every other category of expense, the amounts for the nine months ended September 30, 2012 are roughly equivalent to those of the nine months ended September 30, 2011.

Other and Eliminations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Revenue	$(2,251)	$(26,561)	$(7,535)	$(72,740)
Expenses
Costs of products sold	(2,251)	(26,561)	(7,535)	(72,979)
Operating	—	—	—	58
General and administrative	3,963	3,281	16,748	11,383
Depreciation and amortization	630	797	1,938	2,338
Gain on disposal or impairment	—	—	—	(6)
Total expenses	2,342	(22,483)	11,151	(59,206)
Operating loss	$(4,593)	$(4,078)	$(18,686)	$(13,534)
Other and Eliminations is not an operating segment. This table is included to permit the reconciliation of segment information to that of the consolidated Company.

Liquidity and Capital Resources
Sources and Uses of Cash
Our principal sources of short-term liquidity are cash generated from operations and borrowings under our revolving credit facilities. The consolidated cash balance on September 30, 2012 (including restricted cash) was approximately $102.4 million. Of this amount, approximately $43.8 million was held in Canada and may be subject to tax if transferred to the United States, and approximately $34.9 million is restricted cash primarily set aside for settlement of pre-petition claims. Potential sources of long-term liquidity include debt and equity securities. Our primary cash requirements currently are operating expenses, capital expenditures and quarterly distributions to unitholders of our subsidiary, Rose Rock. In general, we expect to fund:

•	operating expenses, maintenance capital expenditures and cash distributions through existing cash and cash from operating activities;

•	expansion capital expenditures and working capital deficits through cash on hand and our revolving credit facilities; and

•	debt principal payments through cash from operating activities and refinancings when the credit facilities become due.
Our ability to meet our financing requirements and fund our planned capital expenditures will depend on our future operating performance, which will be affected by prevailing economic conditions in our industry. In addition, we are subject to conditions in the debt and equity markets for any issuances of debt securities and equity securities including limited partner units. There can be no assurance we will be able or willing to access the public or private markets in the future. If we would be unable or unwilling to access those markets, we could be required to restrict future expansion capital expenditures and potential future acquisitions.
We believe our cash from operations and our remaining borrowing capacity allow us to manage our day-to-day cash requirements, distribute the minimum quarterly distribution on Rose Rock's outstanding common units, and meet our capital expenditures commitments for the coming year.

Cash Flows
The following table summarizes our changes in cash for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2012	2011
Statement of cash flow data:
Cash flows provided by (used in):
Operating activities	$51,758	$(8,234)
Investing activities	(131,706)	(42,904)
Financing activities	74,809	27,370
Subtotal	(5,139)	(23,768)
Effect of exchange rate on cash and cash equivalents	(977)	1,005
Change in cash and cash equivalents	(6,116)	(22,763)
Change in cash and cash equivalents included in discontinued operations	(36)	(1,206)
Change in cash and cash equivalents from continuing operations	(6,152)	(23,969)
Cash and cash equivalents at beginning of period	73,613	87,821
Cash and cash equivalents at end of period	$67,461	$63,852
Operating Activities
The components of operating cash flows can be summarized as follows (in thousands):

	Nine Months Ended September 30,
(in thousands)	2012	2011
Net income	$8,921	$2,072
Non-cash expenses, net	37,047	44,420
Changes in operating assets and liabilities	5,790	(54,726)
Net cash flows provided by operating activities	$51,758	$(8,234)
Non-cash expenses decreased to $37.0 million for the nine months ended September 30, 2012 from $44.4 million for the nine months ended September 30, 2011. This decrease is comprised primarily of decreased debt amortization of $21.2 million due to the prior year credit facility refinancing, lower depreciation expense of $3.4 million due primarily to the contribution of SemStream assets to NGL Energy and our $2.2 million equity in NGL Energy's year-to-date net loss. These non-cash expenses were partially offset by a $9.0 million reduction in the net unrealized gain on derivative instruments, a $4.5 million reduction in the change in the allowance for doubtful accounts, a $3.8 million reduction in currency gains and losses and a net increase in gain on disposal or impairment of long-lived assets of $3.4 million due to the September 2012 receipt of additional proceeds from the White Cliffs settlement.
Changes in operating assets and liabilities during the nine months ended September 30, 2012 consisted primarily of a decrease of $4.7 million in restricted cash (due to payments made to settle liabilities to pre-petition creditors), an increase of $117.0 million in accounts receivable (due to a $74.4 million increase at Rose Rock related to increased marketing and buy/sell activities around our Bakken Shale operations and Kansas and Oklahoma system, which are driven by demand in those areas and our ability to capture value related to changing market conditions, along with a $41.7 million increase at SemCAMS due to the timing of billings related to the K3 plant turnaround), a decrease of $8.4 million in other current assets (due the amortization of prepaid expenses), an increase of $97.6 million in accounts payable and accrued liabilities (due to an increase in accounts payable at Rose Rock of $82.8 million related to increased marketing and buy/sell activity, along with an increase in accrued liabilities at SemCAMS of $14.4 million related to the K3 plant turnaround), a decrease of $5.2 million in payables to affiliates (due to decreased payables to NGL Energy), a decrease of $4.5 million in payables to prepetition creditors and an increase of $20.0 million in other noncurrent liabilities (due to an increase in the fair value of warrants of $17.1 million and asset retirement obligation accruals at SemCAMS).
Changes in operating assets and liabilities during the nine months ended September 30, 2011 included primarily a decrease of $20.0 million in restricted cash, an increase of $18.9 million in accounts receivable, an increase of $27.5 million in inventories, a decrease of $8.7 million in derivatives and margin deposits, an increase of $8.2 million in accounts payable and accrued liabilities, a decrease of $35.7 million in payables to prepetition creditors and a decrease of $6.3 million in other noncurrent liabilities.
Investing Activities
For the nine months ended September 30, 2012, we had net cash outflows of $131.7 million from investing activities, due primarily to $82.1 million of capital expenditures and $64.0 million in investments in non-consolidated subsidiaries, partially offset by net investing cash inflows of $10.6 million in distributions in excess of equity in earnings of affiliates. Year to date capital expenditures primarily relate to Rose Rock's Cushing expansion projects, SemGas' Northern Oklahoma expansion projects and well connects and the Wattenberg Oil Trunkline. Investments in non-consolidated subsidiaries represents investments in Glass Mountain Pipeline. Distributions in excess of equity earnings include $5.5 million of distributions from White Cliffs and $5.1 million of distributions received from NGL Energy.
For the nine months ended September 30, 2011, we had net cash outflows of $42.9 million from investing activities, due primarily to $50.9 million of capital expenditures and $2.9 million in investments in non-consolidated subsidiaries, partially offset by net investing inflows of $9.7 million in distributions in excess of equity in earnings of affiliates.
Financing Activities
For the nine months ended September 30, 2012, we had net cash inflows of $74.8 million from financing activities, substantially all of which related to borrowings on long-term debt of $260.5 million, partially offset by principal payments of $179.0 million and partnership distributions of $5.8 million.
For the nine months ended September 30, 2011, we had net cash inflows of $27.4 million from financing activities, substantially all of which related to borrowings on long-term debt of $153.4 million, partially offset by principal payments on long-term debt of $115.4 million and capitalized loan fees of $10.6 million.
As compared to the prior year, the increase in cash inflows from financing activities is due to increased credit facility usage related to the increase in capital projects.
SemGroup Revolving Credit Facility
At September 30, 2012, we had $189.5 million outstanding under our $300 million revolving credit facility. In addition, we had $2.1 million in outstanding letters of credit on that date. The maximum letter of credit capacity under this facility is $250 million. The borrowing capacity under this credit facility can be increased by an additional $100 million subject to commitments from new lenders or additional commitments from existing lenders. The credit agreement includes customary affirmative and negative covenants. At September 30, 2012, we were in compliance with the terms of the credit agreement.

Rose Rock Revolving Credit Facility
At September 30, 2012, Rose Rock had no cash borrowings under its $150 million revolving credit facility. There were $38.2 million in outstanding letters of credit. In September 2012, we amended the credit agreement such that the borrowing capacity under this credit facility can be increased by an additional $400 million subject to commitments from new lenders or additional commitments from existing lenders. The previous agreement provided for an increase of up to $200 million. The credit agreement includes customary affirmative and negative covenants and also restricts Rose Rock’s ability to make certain types of payments including cash distributions to unitholders, however, we may make those distributions unless we are in default under the credit agreement or the distribution could result in a default. At September 30, 2012, Rose Rock was in compliance with the terms of the credit agreement.
SemMexico Credit Facilities
At September 30, 2012, we had 26.7 million Mexican pesos (U.S. $2.1 million equivalent at the September 30, 2012 exchange rate) outstanding under a SemMexico credit facility. Borrowings under this facility are required to be repaid with monthly payments through May 2013. In addition, SemMexico also had 292.8 million Mexican pesos (U.S. $22.8 million equivalent at the September 30, 2012 exchange rate) in outstanding letters of credit. SemMexico had no outstanding borrowings under a 56.0 million Mexican pesos (U.S. $4.4 million equivalent at the September 30, 2012 exchange rate) credit facility which matures in July 2013. SemMexico had no outstanding borrowings under a 44 million Mexican pesos (U.S. $3.4 million equivalent at the September 30, 2012 exchange rate) revolving credit facility which matures in June 2015. At September 30, 2012, we were in compliance with the terms of these facilities.

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

We estimate that the capital expenditures for 2012 will be approximately $230 million, including an estimated $209 million for strategic projects and $21 million for maintenance projects, which includes $4 million for environmental and regulatory projects. Projected capital spending for 2012 also includes investments in Glass Mountain. During the three months and nine months ended September 30, 2012, we spent $38.6 million and $82.1 million (cash basis), respectively, on capital projects, excluding capital contributions to affiliates for funding growth projects.
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
The cash distribution for the first quarter of 2012 was $0.3725 per unit, or $1.49 per unit on an annualized basis. This represents a 2.8% increase over the prior quarter. The distribution was paid on May 15, 2012 to all unitholders of record as of May 7, 2012.
The cash distribution for the second quarter of 2012 was $0.3825 per unit, or $1.53 per unit on an annualized basis. This represents a 2.7% increase over the prior quarter. This distribution was paid on August 14, 2012 to all unitholders of record as of August 6, 2012.
The cash distribution for the third quarter of 2012 is $0.3925 per unit, or $1.57 per unit on an annualized basis. This represents a 2.6% increase over the prior quarter. This distribution will be paid on November 14, 2012, to all unitholders of record on November 5, 2012.
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
Commitments
There have been no material changes to our contractual obligations outside the ordinary course of our business from those previously disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011, although the value of product purchase commitments is greater at September 30, 2012 than it was at September 30, 2011.
We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We establish a margin for these purchases by entering into various types of physical and financial sale and exchange transactions through which we seek to maintain a position that is substantially balanced between purchases on the one hand and sales and future delivery obligations on the other. We account for derivatives at fair value with the exception of commitments which have been designated as normal purchases and sales for which we do not record assets or liabilities related to these agreements until the product is purchased or sold. At September 30, 2012, such commitments included the following (volumes and dollars in thousands):

	Volume (Barrels)	Value
Fixed price purchases	77	$6,922
Fixed price sales	88	$8,440
Floating price purchases	25,422	$2,397,146
Floating price sales	25,483	$2,411,393
Certain of the commitments shown in the table above relate to agreements to purchase product from a counterparty and to sell a similar amount of product (in a different location) to the same counterparty. Many of the commitments shown in the table above are cancellable by either party, as long as notice is given within the time frame specified in the agreement (generally 30 to 120 days).
Our SemGas segment has a take or pay contractual obligation related to the fractionation of natural gas liquids. This obligation began in July 2011 and continues through June 2015. On September 30, 2012, approximately $0.1 million was due under the contract and the amount of future obligation is approximately $3.3 million. In addition, our SemGas segment enters into contracts under which we are responsible for marketing the majority of the gas and natural gas liquids produced by the counterparties to the agreements. During the three months and nine months ended September 30, 2012, the majority of SemGas’ revenues were generated from such contracts.
During the first quarter of 2012, SemGas committed to purchasing equipment related to a 125 MMcf per day processing facility. At September 30, 2012, the future obligation associated with this purchase was $6.6 million.

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
Commodity Price Risk
The table below outlines the range of NYMEX prompt month daily settle prices for crude oil and natural gas futures, and the range of daily propane spot prices provided by an independent, third-party broker for the three months and nine months ended September 30, 2012 and September 30, 2011 and the years ended December 31, 2011 and 2010.

	Light Sweet Crude Oil Futures (Barrel)	Mont Belvieu (Non-LDH) Spot Propane (Gallon)	Henry Hub Natural Gas Futures (MMBtu)
Quarter Ended September 30, 2012
High	$99.00	$0.99	$3.32
Low	$83.75	$0.79	$2.61
High/Low Differential	$15.25	$0.20	$0.71
Quarter Ended September 30, 2011
High	$99.87	$1.62	$4.55
Low	$79.20	$1.43	$3.67
High/Low Differential	$20.67	$0.19	$0.88
Nine Months Ended September 30, 2012
High	$109.77	$1.40	$3.32
Low	$77.69	$0.71	$1.91
High/Low Differential	$32.08	$0.69	$1.41
Nine Months Ended September 30, 2011
High	$113.93	$1.63	$4.85
Low	$79.20	$1.30	$3.67
High/Low Differential	$34.73	$0.33	$1.18
Year Ended December 31, 2011
High	$113.93	$1.63	$4.85
Low	$75.67	$1.30	$2.99
High/Low Differential	$38.26	$0.33	$1.86
Year Ended December 31, 2010
High	$91.51	$1.43	$6.01
Low	$68.01	$0.96	$3.29
High/Low Differential	$23.50	$0.47	$2.72
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
Based on our open derivative contracts at September 30, 2012, a 10% increase in the applicable market price or prices for each derivative contract would result in an approximate $1.7 million decrease in the contribution from these derivatives to our crude oil sales revenues. A 10% decrease in the applicable market price or prices for each derivative contract would result in an approximate $1.7 million increase in the contribution from these derivatives to our crude oil sales revenues. However, the increases or decreases in crude oil sales revenues we recognize from our open derivative contracts are substantially offset by higher or lower crude oil sales revenues when the physical sale of the product occurs. These contracts may be for the purchase or sale of crude oil or in markets different from the physical markets in which we are attempting to hedge our exposure, or may have timing differences relative to the physical markets. As a result of these factors, our hedges may not eliminate all price risks.
The notional volumes and fair value of our commodity derivatives open positions as well as the change in fair value that would be expected from a 10% market price increase or decrease is shown in the table below (in thousands):

	Notional Volume (Barrels)	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease	Settlement Date
Crude oil:
Futures contracts	180	$594	$(1,659)	$1,659	October 2012
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
Interest Rate Risk
We utilize both fixed and variable rate debt and are exposed to market risk due to the floating interest rates on our credit facilities. Therefore, from time-to-time we may utilize interest rate derivatives to manage interest obligations on specific debt issuances. Our variable rate debt bears interest at LIBOR or prime, subject to certain floors, plus the applicable margin. At September 30, 2012, an increase in these base rates of 1%, above the base rate floors, would increase our interest expense by $1.9 million per year.
The average interest rates presented below are based upon rates in effect at September 30, 2012 and December 31, 2011. The carrying value of the variable rate instruments in our credit facilities approximate fair value primarily because our rates fluctuate with prevailing market rates.
The following table summarizes our debt obligations:

Liabilities	September 30, 2012	December 31, 2011
Short-term debt - variable rate	$2.0 million	$26.1 million
Average interest rate	6.3%	3.22%
Long-term debt - variable rate	$189.5 million	$83.3 million
Average interest rate	3.97%	3.37%
Long-term debt - fixed rate	$0 million	$0 million
Fixed interest rate	0.00%	0.00%

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
Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), are effective as of September 30, 2012. This conclusion is based on an evaluation conducted under the supervision and participation of our Chief Executive Officer and Chief Financial Officer along with our management. Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1
Fifth Amendment to the Credit Agreement, dated as of September 26, 2012, among SemGroup Corporation, certain subsidiaries of SemGroup Corporation, as guarantors, the lenders party thereto and The Royal Bank of Scotland plc, as administrative agent and collateral agent for the lenders.

10.2
First Amendment, dated as of September 26, 2012, to the Credit Agreement among Rose Rock Midstream, L.P., certain subsidiaries of Rose Rock Midstream, L.P., as guarantors, the lenders party thereto and The Royal Bank of Scotland plc, as administrative agent and collateral agent for the lenders.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Norman J. Szydlowski, Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.
32.1	Section 1350 Certification of Norman J. Szydlowski, Chief Executive Officer.
32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months and nine months ended September 30, 2012 and 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (iv) the Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2012	SEMGROUP CORPORATION

	By:	/s/ Robert N. Fitzgerald
Robert N. Fitzgerald
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX
The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
10.1
Fifth Amendment to the Credit Agreement, dated as of September 26, 2012, among SemGroup Corporation, certain subsidiaries of SemGroup Corporation, as guarantors, the lenders party thereto and The Royal Bank of Scotland plc, as administrative agent and collateral agent for the lenders.

10.2
First Amendment, dated as of September 26, 2012, to the Credit Agreement among Rose Rock Midstream, L.P., certain subsidiaries of Rose Rock Midstream, L.P., as guarantors, the lenders party thereto and The Royal Bank of Scotland plc, as administrative agent and collateral agent for the lenders.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Norman J. Szydlowski, Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.
32.1	Section 1350 Certification of Norman J. Szydlowski, Chief Executive Officer.
32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months and nine months ended September 30, 2012 and 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (iv) the Notes to the Unaudited Condensed Consolidated Financial Statements.