Form 10-K
period 2012-12-31
SemGroup Corp
filed 2013-03-01
CIK 1489136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________
Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 1-34736
______________________________________________________________
SEMGROUP CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	20-3533152
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Two Warren Place
6120 S. Yale Avenue, Suite 700
Tulsa, OK 74136-4216
(918) 524-8100
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, par value $0.01 per share Warrants to Purchase Common Stock	New York Stock Exchange New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
 ______________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s Class A and Class B Common Stock held by non-affiliates at June 29, 2012, was $1,326,413,230, based on the closing price of the Class A Common Stock on the New York Stock Exchange on June 29, 2012.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
At January 31, 2013, there were 41,930,289 shares of Class A Common Stock and 28,235 shares of Class B Common Stock outstanding.
______________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, in connection with the registrant’s Annual Stockholders’ Meeting to be held on May 22, 2013, are incorporated by reference into Part III of this Form 10-K.

SEMGROUP CORPORATION AND SUBSIDIARIES
FORM 10-K—2012 ANNUAL REPORT

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
All statements, other than statements of historical fact, included in this Form 10-K regarding the prospects of our industry, our anticipated financial performance, the anticipated performance of NGL Energy Partners LP, management’s plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions, and other matters, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negative of these terms or variations of them or similar terms. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those discussed in Item 1A of this Form 10-K, entitled “Risk Factors,” risk factors discussed in other reports that we file with the Securities and Exchange Commission (“SEC”), and the following:

•	Our ability to generate sufficient cash flow from operations to enable us to pay our debt obligations or to fund our other liquidity needs;

•	Our ability to comply with the covenants contained in, and maintain certain financial ratios required by, our credit facilities;

•	Our ability to obtain additional capital on terms that are favorable to us;

•	The ability of our subsidiary, Rose Rock Midstream, L.P., to make minimum quarterly distributions to its unitholders, including us;

•	The operations of NGL Energy Partners LP, which we do not control;

•	Any sustained reduction in demand for the petroleum products we gather, transport, process and store;

•	Our ability to obtain new sources of supply of petroleum products;

•	Our failure to comply with new or existing environmental laws or regulations or cross border laws or regulations;

•	The possibility that the construction or acquisition of new assets may not result in the corresponding anticipated revenue increase;

•	Changes in currency exchange rates;

•	The risks and uncertainties of doing business outside of the U.S., including political and economic instability and changes in local government laws, regulations and policies; and

•	The possibility that our hedging activities may result in losses or may have a negative impact on our financial results.
New factors that could cause actual results to differ materially from those described in forward-looking statements emerge from time to time, and it is not possible for us to predict all such factors, or the extent to which any such factor or combination of factors, may cause actual results to differ from those contained in any forward-looking statement.
Readers are cautioned not to place undue reliance on any forward-looking statements contained in this Form 10-K, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements.
______________________________________________________________
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

PART I

Items 1 and 2. Business and Properties
Overview
Our business is to provide gathering, transportation, storage, distribution, marketing and other midstream services primarily to independent producers, refiners of petroleum products and other market participants located in the Midwest and Rocky Mountain regions of the United States of America (the “U.S.”), Canada and the west coast of the United Kingdom (the “U.K.”). We, or our significant equity method investees, have an asset base consisting of pipelines, gathering systems, storage facilities, terminals, processing plants and other distribution assets located between North American production and supply areas, including the Gulf Coast, Midwest, Rocky Mountain and Western Canadian regions. We also maintain and operate storage, terminal and marine facilities at Milford Haven in the U.K. that enable customers to supply petroleum products to markets in the Atlantic Basin. We also operate a network of liquid asphalt cement terminals throughout Mexico. Our operations are conducted directly and indirectly through our primary operating segments. The following diagram is a simplified organizational chart of our business segments:

SemGroup Corporation
Crude
(crude oil)
SemStream
(holding company)
SemLogistics
(terminal operator)
SemCAMS
(natural gas)
SemMexico
(liquid asphalt)
SemGas
(natural gas)
Rose Rock Midstream, L.P.(1)
(crude oil)
(1) We own the 2% general partner interest and 58.2% of the limited partner interests in Rose Rock Midstream, L.P.
White Cliffs Pipeline(2)
(crude oil pipeline)
(2) We own 51% of White Cliffs Pipeline

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

Industry Overview
We move petroleum products throughout the U.S., Canada, Mexico and the U.K. We provide gathering, transportation, storage, distribution, marketing and other midstream services to producers and refiners of petroleum products. The market we serve, which begins at the point of purchase at the source of production and extends to the point of distribution to the end-user customer, is commonly referred to as the “midstream” market. The midstream market acts as a bridge between energy producers and energy end users and it is only as strong as its ability to link one side of the value chain to the other side. We focus on providing these services, using our asset base and distribution, processing and marketing expertise to provide the independent operators with a stable source of supply and market access for their petroleum products.
Crude Oil Midstream Market
Our crude oil business operates primarily in Colorado, Kansas, North Dakota, Oklahoma and Texas where there is extensive crude oil production. Our assets include gathering systems in and around producing fields and transportation pipelines carrying crude oil to logistic hubs, such as the Cushing Interchange, where we have terminalling and storage facilities that our customers use to manage the delivery of crude oil.
Gathering and Transportation
Pipeline transportation is generally the lowest cost method for shipping crude oil from the wellhead to logistic hubs or refineries. Crude oil gathering assets generally consist of a network of smaller diameter pipelines that are connected directly to the well site or central receipt points delivering into larger diameter trunk lines. Logistic hubs, like the Cushing Interchange, provide storage and connections to other pipeline systems and modes of transportation, such as railroads, trucks and barges. Trucking complements pipeline gathering systems by gathering crude oil from operators at remote wellhead locations not served by pipeline gathering systems. Trucking is generally limited to low volume, short haul movements because trucking costs escalate sharply with distance, making trucking the most expensive mode of crude oil transportation.
Storage Terminals and Supply
Storage terminals complement the crude oil pipeline gathering and transportation systems and address a fundamental imbalance in the energy industry: crude oil is generally produced in different locations and at different times than it is ultimately consumed.
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
Overview of Cushing Interchange
The Cushing Interchange is one of the largest crude oil marketing hubs in the U.S. and is the designated point of delivery specified in all NYMEX crude oil futures contracts. As the NYMEX delivery point and a cash market hub, the Cushing Interchange serves as a significant source of refinery feedstock for Midwest refiners and plays an important role in establishing and maintaining markets for many varieties of foreign and domestic crude oil.
The Cushing Interchange has multiple inbound and outbound pipeline interconnections. Recently, however, Cushing has experienced a shortfall in takeaway pipeline capacity, which has been cited as a principal reason for the decline in the West Texas Intermediate Index ("WTI Index") price used at Cushing compared to other crude oil price indices. The following planned major pipeline projects, should provide significant additional takeaway capacity, which we believe will allow Cushing to remain the predominant benchmarking and transportation hub for crude oil in the U.S.:

•
Seaway Pipeline Reversal—In May 2012, Enterprise Products Partners, L.P. and Enbridge Inc. reversed the flow of the Seaway Pipeline to allow it to transport crude oil from Cushing to the U.S. Gulf Coast. The initial capacity was 150,000 barrels per day. In January 2013, the capacity was increased to 400,000 barrels per day.

•
TransCanada’s Keystone Pipeline—The Keystone XL Gulf pipeline system will extend from Cushing, Oklahoma to Nederland, Texas on the U.S. Gulf Coast. Construction on the 700,000 barrel per day pipeline began in August 2012 and is expected to be complete in late 2013.

We cannot provide any assurances regarding any of these pipeline projects or the actual effect that any of them may have on crude oil prices at Cushing.
Natural Gas Midstream Market
We operate in the pipeline gathering and processing segments of the natural gas midstream industry in the U.S. and Canada. The natural gas gathering process begins once a well has been completed and the well is connected to a gathering system. Gathering systems typically consist of a network of small diameter pipelines and compression systems that collect natural gas from points near producing wells and transport it to larger pipelines for further transmission to a gas processing plant.
Wellhead gas is often saturated with water vapor. This water vapor must be removed from the gas stream to prevent formation of hydrates and condensation of free water in downstream facilities, to prevent corrosion and to meet downstream pipeline quality specifications. Dehydration is generally performed at central points along the gathering system utilizing either a glycol absorption process or a solid desiccant adsorption process.
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
As natural gas is processed to remove unwanted elements that interfere with pipeline transportation, higher value natural gas liquids known as NGLs and condensate are separated from the raw natural gas stream. NGLs include ethane, propane, normal butane, iso-butane and natural gasoline. These products are used as petrochemical feedstock, heating and transportation fuels and refinery feedstock. Condensate is a mixture of petroleum products consisting primarily of pentanes and heavier liquids. It is used as refinery feedstock and as a diluent used to dilute crude bitumen so that it can be transported by pipeline.
Mexican Asphalt Industry
Mexico has a large and diverse road network in place. Mexico’s land transportation network is one of the most extensive in Latin America with over 354,000 kilometers of roads, with one third paved. Roads are a critically important component of Mexico’s transportation infrastructure. As a result, the authorized budget for the Secretary of Communications and Transportation ("SCT") in 2013, is 57.8 billion Mexican pesos for infrastructure investment. Over 40% of that budget (24.8 billion Mexican pesos) is allocated to improve highway infrastructures, the majority of which will be invested in the construction and modernization of 800 kilometers of highways and 23% (13.7 billion Mexican pesos) for maintenance of 43,600 kilometers of the federal network not including toll roads that have additional funds. Toll highways network has over 7,500 kilometers built with private and/or public investment.
Mexico’s highway infrastructure is comprised of three main components: the federal network (which includes both toll and toll-free roads) accounting for approximately 14% of all roads, the regional network accounting for approximately 20% and the rural network consisting of approximately 66%. The federal road system is the responsibility of the SCT, while the regional network of roads is the responsibility of state government. Rural and state roads and low-volume roads are also improved by state government. These networks help establish the annual demand for asphalt. Asphalt demand can increase, or decline, at a pace comparable to the level of on-going highway expansion and/or maintenance projects. Such projects rely on the availability of government concessions, continued public-private partnership undertakings and locally funded ventures.
European Petroleum Products Storage Industry
Storage for refined products and crude oil is critical to the European economy. Fluctuations in demand for crude oil and transportation fuels, combined with changing flows of petroleum product production and refining capacity, means storage is necessary to balance demand. Additionally, supply and demand disruptions due to weather, industry upsets, political tensions and terrorism have led industry participants to appreciate the significance that access to storage, and the availability of storage, will have over the future years.
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
Our Property, Plant and Equipment
Assets include:

•
a 51% ownership interest (34% directly and 17% indirectly, through our interest in Rose Rock Midstream, L.P. ("Rose Rock")) in White Cliffs Pipeline, L.L.C ("White Cliffs"), which owns a 527-mile crude oil pipeline running from Platteville, Colorado to Cushing, Oklahoma (the "White Cliffs Pipeline"), that Crude operates;

•
the 2% general partner interest and 58.2% of the limited partner interest in Rose Rock, which owns an approximately 640-mile crude oil pipeline network in Kansas and Oklahoma and a crude oil storage facility in Cushing, Oklahoma with a capacity of 7.0 million barrels and an additional 0.6 million barrels currently under construction, and a 17% ownership interest in White Cliffs;

•	9.1 million common units of NGL Energy Partners LP ("NGL Energy") and a 6.42% interest in NGL Energy Holdings LLC, the general partner of NGL Energy;

•	approximately 1,600 miles of natural gas and NGL transportation, gathering and distribution pipelines in Kansas, Oklahoma and Texas and Alberta, Canada;

•	8.7 million barrels of owned multi-product storage capacity located in the U.K.;

•	12 liquid asphalt cement terminals and modification facilities and two emulsion distribution terminals in Mexico;

•	majority interest in four natural gas processing plants located in Alberta, Canada, with a combined operating capacity of 694 million cubic feet per day; and

•	three natural gas processing plants located in the U.S., with 98 million cubic feet per day of capacity.
We believe that the variety of our petroleum product assets creates opportunities for us and our customers that avoid seasonal fluctuations of less diverse businesses.
Business Strategy
Our principal business strategy is to utilize our assets and operational expertise to:

•	move petroleum products throughout the U.S., Canada, Mexico and the U.K.;

•	provide consistently reliable high-quality midstream services under predominantly fee and margin-based contractual arrangements;

•	mitigate commodity price risk exposure;

•	aggressively manage operating costs to maintain and improve operating margins;

•	expand business by improving, enhancing and expanding services at existing facilities and gaining new customers;

•	pursue complementary “bolt-on” growth opportunities having acceptable risks and returns; and

•	generate consistent operating margins, earnings and cash flows.
Our Business Segments
We conduct our business through six business segments:

•	Crude;

•	SemStream;

•	SemLogistics;

•	SemCAMS;

•	SemMexico; and

•	SemGas
For information relating to revenue and total assets for each segment, refer to Note 8 of our consolidated financial statements beginning on page F-1 of this Form 10-K.

The following sections present an overview of our business segments, including information regarding the principal business and services rendered, assets and operations and markets and competitive strengths. Our results of operations and financial condition are subject to a variety of risks. For information regarding our key risk factors, see “Item 1A. Risk Factors.”
Crude
Crude’s business operations are conducted through its 51% ownership interest in White Cliffs, and the 2% general partner interest and 58.2% of the limited partner interest in Rose Rock. These operations include crude oil transportation, storage, terminalling, gathering and marketing in Colorado, Kansas, Montana, North Dakota, Oklahoma and Texas for third party customers as well as for itself. The Crude business unit consists of four primary operations: (i) Cushing storage; (ii) Kansas and Oklahoma pipeline system; (iii) Bakken Shale operations; and (iv) Platteville Facility. A majority of Crude’s revenue is generated from fee-based contractual arrangements that, in some instances, are fixed and not dependent on usage.
Assets and Operations
Cushing Storage. Crude owns and operates 28 crude oil storage tanks in Cushing with an aggregate storage capacity of approximately 7.0 million barrels and an additional 600,000 barrels of storage currently under construction. Our storage terminal has a combined capacity to deliver 480,000 barrels of crude oil per day, and has inbound connections with the White Cliffs Pipeline from Platteville, Colorado, the Great Salt Plains Pipeline, the Cimarron Pipeline from Boyer, Kansas, our Kansas and Oklahoma gathering system and two-way interconnections with all of the other major storage terminals in Cushing, including the delivery point specified in all crude oil futures contracts traded on the NYMEX. Connection with this terminal provides our customers with access to multiple pipelines outbound from Cushing. Our Cushing terminal also includes truck unloading facilities.
Kansas and Oklahoma Pipeline. Crude owns and operates an approximately 640-mile crude oil gathering and transportation pipeline system and over 660,000 barrels of associated storage in Kansas and northern Oklahoma. This system gathers crude oil from throughout the region and delivers it to third-party pipelines and refineries and our Cushing terminal. During the years ended December 31, 2012 and 2011, we transported an average of approximately 52,000 and 36,000 barrels per day, respectively, from multiple receipt points. The system has pipeline diameters ranging from four to twelve inches and has 25 pump stations. This system also includes 18 truck unloading stations.
Bakken Shale. Crude owns and operates a crude oil gathering, storage, transportation and marketing business in the Bakken Shale area in western North Dakota and eastern Montana. Using our fleet of trucks and two truck unloading facilities, we purchase crude oil at the wellhead, transport it via our trucks and third-party pipelines, including the Enbridge North Dakota System (utilizing historically accrued allocation rights), and market it to customers, historically at the crude oil marketing hub in Clearbrook, Minnesota. Recently, this activity has shifted to dispatch trucks to rail facilities or redirect pipeline throughput in order to take advantage of more profitable markets. We own tanks in Trenton and Stanley, North Dakota, with an aggregate storage capacity of 61,800 barrels that connect into the Enbridge North Dakota System. During the year ended December 31, 2012, we handled and marketed an average of approximately 7,100 barrels per day.
Platteville Facility. Crude owns and operates a modern, sixteen-lane crude oil truck unloading facility in Platteville, Colorado, which connects to the origination point of the White Cliffs Pipeline. Much of the crude oil production from the DJ Basin and the nearby Niobrara Shale must initially be transported by truck due to a shortage of gathering capacity. Throughput at the facility averaged 43,500 and 32,400 barrels per day for the years ended December 31, 2012 and 2011, respectively. The facility includes 230,000 barrels of crude oil storage capacity. The Platteville facility also allows customer pipeline gathering systems to connect to the origination point of the White Cliffs Pipeline. The White Cliffs Pipeline is the only direct pipeline out of the DJ Basin to the Cushing market and to Mid-Continent refineries.
Other
White Cliffs Pipeline. Crude owns 51% of White Cliffs, which owns the White Cliffs Pipeline, a 527-mile common carrier, crude oil pipeline system that originates in Colorado and terminates in Cushing, Oklahoma. The White Cliffs Pipeline provides the Denver-Julesburg Basin ("DJ Basin") producers in Colorado direct access to the Cushing market and to refiners in the Midwest area. A 100,000 barrel crude oil storage tank and a truck unloading facility owned and operated by Crude is located and connected at the White Cliffs Pipeline’s origination point at Platteville, Colorado. The White Cliffs Pipeline’s capacity is 70,000 barrels of crude oil per day.
Crude currently owns 51% of White Cliffs. The other 49% is owned as follows: 35.5% by Plains Pipeline, L.P., 10% by Anadarko Wattenberg Company, LLC (“AWC”), and 3.5% by Samedan Pipe Line Corporation (“Noble Energy”). AWC and Noble Energy have each entered into throughput agreements with us for the shipment of their product on the White Cliffs

Pipeline. (See Note 5 of our consolidated financial statements beginning on page F-1 of this Form 10-K for additional information.)
New Developments
Glass Mountain Pipeline. SemGroup and Gavilon LLC have formed a joint venture named Glass Mountain Pipeline to construct and operate a 210-mile pipeline in western and north central Oklahoma. The pipeline will have an initial capacity of approximately 140,000 barrels per day, 440,000 barrels of intermediate storage and deliver crude oil to a one million barrel storage facility at Gavilon's terminal in Cushing, Oklahoma. The pipeline is being constructed by SemGroup. The total cost of the pipeline is estimated to be approximately $126 million, of which approximately $74.4 million has been spent as of December 31, 2012. Following completion of construction, which is expected in the fall of 2013, the pipeline will be operated by Rose Rock. Chesapeake Energy entered into a long-term transportation agreement with Glass Mountain Pipeline which provided the economic incentive to construct the pipeline. This pipeline project is intended to meet the growing midstream requirements resulting from the drilling activity in western Oklahoma and the Mississippi Lime Play.
Wattenberg Oil Trunkline. SemGroup is constructing a new crude oil gathering system in the DJ Basin called the Wattenberg Oil Trunkline. The project is a 37-mile, 12-inch diameter pipeline with 200,000 barrels of operational storage extending north from Rose Rock's Platteville Station, the origin point of the White Cliffs Pipeline. The pipeline will connect to Noble Energy, Inc.'s crude oil production area and will include truck unloading facilities. Noble Energy, Inc. has entered into a long-term agreement to use the assets. The total cost of the pipeline is estimated to be approximately $39 million, of which approximately $12.5 million has been spent as of December 31, 2012. The project is expected to be operational in the fourth quarter of 2013.
Revenue and Marketing
A majority of Crude’s revenue is derived from fee-based contractual arrangements with third party customers. The Kansas and Oklahoma pipeline system provides transportation, gathering and storage services to customers on fee-based arrangements, typically based on usage with varying term lengths. Cushing storage capacity is provided to customers under fixed-fee contractual arrangements, typically based on the amount of storage capacity reserved for each customer.
In addition to third party customer revenue, Crude generates revenue from limited marketing activities. Crude’s marketing includes purchasing crude oil for its own account from producers and aggregators and selling crude oil to traders and refiners.
We mitigate the commodity price exposure of our crude oil marketing operations by limiting our net open positions through (i) the concurrent purchase and sale of like quantities of crude oil to create “back-to-back” transactions intended to lock in positive margins based on the timing, location or quality of the crude oil purchased and delivered, or (ii) derivative contracts. All of our marketing activities are subject to our Comprehensive Risk Management Policy which establishes limits in order to manage risk and mitigate financial exposure. Our marketing activities account for a portion of the revenue we generate through our Kansas and Oklahoma pipeline system and our Bakken Shale operations.
Market and Competitive Strengths
Crude’s pipelines move crude oil to third party pipelines and refineries and to Cushing. The Cushing Interchange is one of the largest crude oil marketing hubs in the U.S. and the designated point of delivery specified in all NYMEX crude oil futures contracts. As the NYMEX delivery point and a cash market hub, the Cushing Interchange serves as a significant source of refinery feedstock for refiners and plays an important role in establishing and maintaining markets for many varieties of foreign and domestic crude oil. The Kansas and Oklahoma pipeline system allows Kansas producers and purchasers access to regional refineries, third party pipelines and to Cushing.
SemStream
Until December 31, 2012, SemStream was engaged in the residential propane supply business through its wholly-owned subsidiary, SemStream Arizona Propane, L.L.C. (“SemStream Arizona”), with operations in Page and Payson, Arizona. In September 2012, we entered into a definitive agreement to sell those assets. The sale was finalized on December 31, 2012, after receiving the required approval by the Arizona Corporation Commission ("ACC").
Assets and Operations
SemStream holds SemGroup's ownership interests in NGL Energy, a master limited partnership, publicly traded on the New York Stock Exchange as "NGL". NGL Energy owns and operates midstream wholesale and retail propane storage and distribution assets, crude oil logistics and water treatment services.

SemLogistics
SemLogistics owns the largest independent petroleum products storage facility in the U.K. The main activities of SemLogistics are the receipt, storage and redelivery of clean petroleum products and crude oil at the Milford Haven site.
Assets and Operations
SemLogistics operates a tank storage business and offers build-bulk (importing small cargo, building volume and exporting larger cargo) and break-bulk (importing larger cargo and exporting smaller cargo) operations to its customers that transport products between the Middle East and Europe, the east coast of the U.S. and the west coast of Africa. The terminal is strategically located to access the U.K. market and to service numerous global markets.
SemLogistics’ storage facility includes approximately 8.7 million barrels of above ground storage tanks and has received approval from Pembrokeshire County Council to build nine new tanks with a total storage capacity of 1.5 million barrels. The construction of new tankage is dependent on, and will commence when, demand for additional product storage dictates. The terminal has two deep water jetties, one of which can accommodate vessels of up to 165,000 dead weight tons. It also has access to Mainline Pipeline Limited (pipeline from Milford Haven to Manchester and Nottingham), which is owned by Valero Energy Limited.
Over 40% of SemLogistics’ storage capacity is multi-product, providing customers with tank storage for clean petroleum products, including gasoline, gasoline blendstocks, jet fuel and gas oil. The remaining tankage is either dedicated to crude oil or dual-purpose tankage for at least two clean petroleum products (gasoline/jet fuel or gasoline/gas oil or jet fuel/gas oil). SemLogistics also provides related services, e.g., tank-to-tank transfers, mixing of gasoline blendstocks and kerosene marking.
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
SemCAMS
We own and operate four natural gas processing and gathering facilities in Alberta, Canada. The principal process performed at the processing plants is to remove contaminants and render the gas saleable to downstream pipelines and markets. At our sour gas plants we also “sweeten” sour natural gas by removing sulfur. Approximately two-thirds of the total natural gas throughput at our processing plants is sour gas. All of SemCAMS’ assets are located in West-Central Alberta, in the heart of the Western Canadian Sedimentary Basin, which accounts for approximately 80% of Canada’s sour natural gas production.
Assets and Operations
SemCAMS operates and owns varying working interests in (i) two sour natural gas processing plants known as the Kaybob South No. 3 plant (the “K3 Plant”), and the Kaybob Amalgamated plant (the “KA Plant”); (ii) two sweet gas plants known as the West Fox Creek plant and the West Whitecourt plant (the “WW Plant”), and (iii) a network of more than 600 miles of natural gas gathering and transportation pipelines. The sour gas plants are dually connected to two major long-haul natural gas pipelines that serve Canada and the U.S. The plants also have the ability to load certain products for transportation by truck and railcar.

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
SemCAMS also derives revenue as the owner and operator of pipeline gathering systems that gather gas from multiple wells located in the same production unit and as the owner and operator of pipeline transportation systems that deliver the gathered gas to each plant.
To support operations at our plants, several producers have committed to process all of their current and future natural gas production from lands owned by them, or their subsequent assignees, within a “dedicated area” comprised of approximately 180 townships located in and around our plants. The dedicated area covers approximately 27% of the volumes in the area surrounding our plants. This dedication continues until field depletion.
Market and Competitive Strengths
SemCAMS’ natural gas gathering and processing operations are located in an area that generates more than 70% of Canada’s total natural gas production and approximately 80% of Canada’s total sour gas production. Natural gas is used for a variety of purposes in Canada including heating, electricity production and other industrial processes.
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
Assets and Operations
SemMexico currently operates an in-country network of 12 asphalt cement terminals and modification facilities, two emulsion distribution terminals and two portable rail unloading facilities to import asphalt from the U.S. SemMexico’s national technical center and headquarters are located in the city of Puebla, Mexico.
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

Assets and Operations
SemGas currently owns and operates over 980 miles of gathering pipelines in Kansas, Oklahoma and Texas. SemGas has one processing plant located in Sherman, Texas, with a processing capacity of 23 million cubic feet per day and over 400 miles of low pressure gathering lines. SemGas also has two plant facilities in Northern Oklahoma (Nash and Hopeton) located roughly 20 miles apart, with a combined processing capacity of approximately 75 million cubic feet per day. This area, also called the Mississippi Zone, has emerged into a key oil resource play with associated gas. There are approximately 690,000 acres dedicated to SemGas, from several area producers, with approximately 70,000 acres in the core of the Mississippi Lime Play.
Additionally, SemGas owns a Eufaula gathering system which gathers, dehydrates and compresses gas in eastern Oklahoma, and a gathering system in Kansas.
Revenue and Marketing
SemGas generates revenue from a portfolio of contracts. Initial contract terms can range from monthly and interruptible to the life of the reserves and, upon expiration, continue to renew on a month-to-month or year-to-year evergreen basis. The majority of the contracts provide upside potential by providing SemGas participation in commodity price and processing margin upswings through percent-of-proceeds and percent-of-index contracts. On these contracts, SemGas is generally responsible for marketing the gas and NGLs for both its and the producers’ share of the products. Percent-of-proceeds contracts are based on SemGas paying the producers a percentage of the sale proceeds from the products and percent-of-index contracts are based on SemGas paying the producers a percentage of the sale proceeds based on an index price. SemGas also has fee-based contracts for processing and gathering services. SemGas’ customers include producers, operators, marketers and traders.
Market and Competitive Strengths
SemGas’ gathering and processing volumes can be impacted by market demand for the products it handles, as well as the price for crude oil, because the Mississippi Zone is primarily a crude oil play with associated natural gas and natural gas liquids. Gathering and processing activities are also reliant on continued drilling and production activity by producers in our areas of operation. While price increases in natural gas might lead to increased drilling and supply, price increases can also adversely affect demand.
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
SemGas generally sells all natural gas and NGLs it obtains under its percentage-of-proceeds and percentage-of-index contracts immediately in the spot market and, therefore, has little commodity price risk with respect to inventory or other physical commodity positions. SemGas’ percentage-of-proceeds and percentage-of-index processing contracts intrinsically have commodity price risk since SemGas’ revenue, with respect to these contracts, vary with the level of natural gas and commodity prices. SemGas may elect to use financial derivatives to hedge this risk. SemGas is limited in the amount, and in the time period, for which it may hedge its commodity price risk associated with its contracts pursuant to our Comprehensive Risk Management Policy. More generally, all of our marketing and hedging activities are subject to our Comprehensive Risk Management Policy, which establishes a set of limits, both at the SemGas and the SemGroup Corporation levels, to manage risk and mitigate financial exposure.
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
Competition
We face intense competition in the operations of each of our segments. Our competitors include other midstream companies, major integrated oil companies and their marketing affiliates, crude oil pipeline companies and independent gatherers, brokers and marketers of petroleum products of widely varying sizes, financial resources and experience. Some of these competitors have capital resources many times greater than ours and control greater supplies of crude oil and petroleum products. Competition for customers of petroleum products is based primarily on price, access to supply, access to logistical assets, distribution capabilities, the ability to meet regulatory requirements and maintenance of quality of service and customer relationships.
Operational Hazards and Insurance
Pipelines, terminals, storage tanks, processing plants or other facilities may experience damage as a result of an accident, natural disaster or deliberate act. These hazards can also cause personal injury and loss of life, severe damage to, and destruction of, property and equipment, pollution or environmental damage and suspension of operations. Through the services of a major national insurance broker, we have maintained insurance of various types and varying levels of coverage similar to that maintained by other companies in the industry and which we consider adequate, under the circumstances, to cover our operations and properties, including coverage for natural catastrophes, pollution related events and acts of terrorism and sabotage. The limit of operational insurance maintained covering loss of, or damage to, property and products is $300 million per loss and includes business interruption loss. For claims arising under general liability, automobile liability and excess liability, the limits maintained total $250 million per occurrence/claim. Primary and excess liability insurance limits maintained for pollution liability claims vary by location for claims arising from gradual pollution with limits ranging from $20 million to $40 million in the aggregate. The combined primary and excess liability insurance limits for claims arising from sudden and accidental pollution total $270 million per claim and $290 million in the aggregate. This insurance does not cover every potential risk associated with the operating pipelines, terminals and other facilities. We have a favorable claims history enabling us to self-insure the “working layer” of loss activity utilizing deductibles and self-insured retentions commensurate with our financial abilities and in line with industry standards, in order to create a more efficient and cost effective program and a consistent risk profile. The working layer consists of high frequency/low severity losses that are best retained and managed in-house. Sizable or difficult self-insured claims or losses may be handled by professional adjusting firms hired by us. We will continue to monitor the appropriateness of our deductibles and retentions as they relate to the overall cost and scope of our risk and insurance program.

With a few limited exceptions, our customers have not agreed to indemnify us for losses arising from a release of petroleum products, and we may instead be required to indemnify our customers in the event of a release or other incident.
Regulation
General
Our operations are subject to extensive regulation. The following discussion of certain laws and regulations affecting our operations should not be relied on as an exhaustive review of all regulatory considerations affecting us, due to the myriad of complex federal, state, provincial, foreign and local regulations that may affect our business.
Regulation of U.S. Pipeline, Transportation and Storage Operations
Interstate Storage and Transportation
The White Cliffs Pipeline is subject to regulation by FERC because it is a common carrier pipeline that transports crude oil in interstate commerce. Under the Interstate Commerce Act ("ICA") and the rules and regulations promulgated under those laws, tariff rates for interstate service on common carrier oil pipelines, including such pipelines that transport crude oil and petroleum products, must be just and reasonable and must not be unduly discriminatory or confer any undue preference upon any shipper. FERC regulations require that transportation rates and terms and conditions of service be filed with FERC and posted publicly.
The ICA permits interested persons to challenge new or changed rates or rules and authorizes FERC to investigate such changes and to suspend their effectiveness for a period of up to seven months. If, upon completion of an investigation, FERC finds that the new or changed rate is unlawful, it may require the pipeline to refund the revenues together with interest in excess of the prior tariff during the term of the investigation. FERC may also investigate, upon complaint or on its own motion, rates and related rules that are already in effect and may order a pipeline to change them prospectively. Upon an appropriate showing, a shipper may obtain reparations and refunds for a period of up to two years prior to the filing of its complaint.
Gathering and Intrastate Pipeline Regulation
The ICA does not address gathering and natural gas gathering is generally exempt from regulation by FERC under the Natural Gas Act (the "NGA"). We own a number of natural gas pipelines that we believe operate wholly intrastate and are, therefore, exempt from FERC regulation under the NGA. We also own a number of intrastate crude oil gathering systems that are subject to certain state and local, but not federal regulation. Some of these gathering systems are currently operated as proprietary systems. We cannot provide assurances that we will not be subject to regulation by FERC in the future.
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
Department of Transportation
Interstate pipelines and certain intrastate pipelines are subject to regulation by the Department of Transportation (the “DOT”) with respect to the design, construction, operation and maintenance of the pipeline systems. The DOT routinely conducts audits of the regulated assets and we must make certain records and reports available to the DOT for review as required by the Secretary of Transportation. In some states, the DOT has given a state agency authority to assume all or part of the regulatory and enforcement responsibility over the intrastate assets.
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
Our Canadian assets are not currently regulated by the NEB. The importation and exportation of natural gas and crude oil to and from Canada, however, are regulated by the NEB. The Government of Alberta tracks volumes exported from Alberta and reserves the right to limit the volume of natural gas that may be removed from Alberta in the event of domestic supply constraint.
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
Other Provincial Regulatory Agencies
The Alberta Boilers Safety Association (“ABSA”) is the regulatory agency for pressure vessels and related systems in Alberta with a mandate to ensure that pressure equipment is constructed and operated in a manner that protects public safety. SemCAMS maintains an approved program for such requirements.
Regulation of U.K. Operations
In the U.K., the Department of Energy and Climate Change’s Energy Resources Development Unit is responsible for the regulation of a number of relevant areas, including licensing, national oil stocks policy (including their compulsory oil stocking obligations as a member of the European Union and International Energy Agency), policy on oil disposal, offshore environmental policy, oil sharing arrangements and decommissioning. Other regulatory bodies include the Health and Safety Executive, which regulates health and safety in the upstream and downstream oil industry (among others) and the Hazardous Installations Directorate, which is responsible for inspection and enforcement of health and safety regulation with respect to the downstream oil industry (among others). There is no regulator dedicated specifically to the oil industry. The activities of SemLogistics may also be regulated as a result of the European Union’s participation in the International Carriage of Dangerous Goods by Road and Rail agreements, as well as the International Maritime Dangerous Goods Code, which governs the safe transport of dangerous goods (including oil) by sea and, in due course, by the Marine Management Organization when it comes into being pursuant to the Marine and Coastal Access Bill.

The Department for Environment Food and Rural Affairs is responsible for setting legislation, policy, regulations and guidance for a number of environmental issues. There are also several European and international laws and policies that apply. SemLogistics’ activities are regulated by the Environment Agency Wales (“EAW”), this organization will become Natural Resources Wales on April 1, 2013. EAW also oversees spills and their cleanup, as well as new construction of tanks, bunds (spill control berms or dikes in the U.S.) and other improvements, and whose regulations require us to maintain a Pollution Prevention and Control permit.
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
Mexico’s Ministry of Communications and Transportation has published several construction standards establishing the specifications required for pavement surfaces conditions and asphalt products in connection with infrastructure projects, as well as certain manuals identifying the procedures for verifying compliance therewith. SemMexico is in compliance with all standards.
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
Coupled with the authorizations and permits that may be granted by the Ministry of the Environment and Natural Resources, asphalt transportation activities within Mexico are subject to having obtained a number of other federal permits, including transportation companies to have environmental damage insurances and federal licenses for the operators of transportation units mobilizing SemMexico’s liquid asphalt cement products.
Mexico agencies impose similar, but not necessarily always as stringent, detailed requirements as in the U.S. concerning water management, water resources and the protection of water quality. These requirements regulate the discharge of pollutants and other harmful substances into water sources. SemMexico is currently in compliance with all water management requirements.
Certain operations in Mexico require obtaining an air emissions license at the time such operations begin, and to report on a yearly basis thereafter, the stack emissions to state environmental agencies, assuring such emissions comply with the National Official Standards. Mexico has national, state and local laws which regulate releasing hazardous substances or solid wastes into soils, groundwater and surface water. These regulations include taking measures to prevent and control pollution as well as the handling of hazardous waste. SemMexico is currently in compliance with all such air and hazardous materials and waste requirements.
Environmental, Health and Safety Regulation
General
Our operations, including Canadian, U.K. and Mexican operations, are subject to varying degrees of stringent and complex laws and regulations by multiple levels of government relating to the production, transportation, storage, processing, release and disposal of petroleum and natural gas based products and other materials or otherwise relating to protection of the environment, safety of the public and safety of employees. As with the industry generally, compliance with current and anticipated environmental laws and regulations increases our overall costs of business, including our capital costs to construct, maintain and upgrade pipelines, equipment and facilities. The failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of removal or remedial obligations, and the issuance of injunctions limiting or prohibiting our activities.
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
Water Discharges
Our operations can result in the discharge of pollutants, including oil. The Oil Pollution Act (“OPA”) was enacted in 1990 and amends provisions of the Federal Water Pollution Control Act of 1972, as amended, the Clean Water Act, as amended, and other statutes as they pertain to prevention of, and response to, oil spills. The OPA, the Clean Water Act and analogous state, provincial and local laws, subject owners of facilities to strict, joint and potentially unlimited liability for containment and removal costs, natural resource damages and certain other consequences of an oil spill, where such spill is into navigable waters, along shorelines or in the exclusive economic zone of the U.S. In the event of an oil spill from one of our facilities into navigable waters, substantial liabilities could be imposed. Spill prevention, control and countermeasure requirements of these laws require appropriate containment berms or dikes and other containment structures at storage facilities to limit contamination of soils, surface waters and groundwater in the event of an oil overflow, rupture or leak.
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

SemCAMS conducts on-going air, soil and ground water monitoring in accordance with license requirements. SemCAMS is required to annually report all specified emissions from its major facilities to a publicly accessible National Pollutant Release Inventory database.
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
At SemCAMS’ sour gas processing plants, sulfur recovery and air quality are constantly monitored to ensure required sulfur recovery and emission standards are met. SemCAMS’ licensed sulfur recovery is 98.4% for the KA plant and 98.5% for the K3 plant. Residual sulfur that cannot be removed by processing is incinerated to meet a minimum stack top temperature based on a regulator approved dispersion model.
The facilities in Mexico are required to obtain an air emissions license at the initial start-up of facility operations and to annually report the stack emissions to the state environmental agency, assuring that such emissions comply with the National Official Standards.
Climate Change
In response to concerns suggesting that emissions of certain gases, commonly referred to as greenhouse gases (“GHGs”) (including carbon dioxide (“CO2”) and methane), are contributing to the warming of the earth’s atmosphere and other climatic changes, the U.S. Congress has been considering legislation to reduce such emissions. In addition, more than one-third of the states, either individually or through multi-state regional initiatives, have already begun implementing legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or GHG cap and trade programs. As an alternative to cap and trade programs, Congress may consider the implementation of a carbon tax program. The cap and trade programs could require major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries or NGL fractionation plants, to acquire and surrender emission allowances. Depending on the particular program and scope thereof, we could be required to purchase and surrender allowances for GHG emissions resulting from our operations. Depending on the design and implementation of carbon tax programs, our operations could face additional taxes and higher cost of doing business. Although we would not be impacted to a greater degree than other similarly situated midstream energy service providers, a stringent GHG control program could have an adverse effect on our cost of doing business and could reduce demand for the petroleum products we gather, process, transport, store, distribute and market.
On December 15, 2009, the U.S. Environmental Protection Agency (the “EPA”), issued a notice of its final finding and determination that emissions of CO2, methane, and other GHGs present an endangerment to public health and the environment because emissions of such gases contribute to warming of the earth’s atmosphere and other climatic changes. This final finding and determination allows the EPA to begin regulating GHG emissions under existing provisions of the Clean Air Act. Accordingly, the EPA has adopted regulations that require a reduction in emissions of GHGs from motor vehicles and also trigger permit review for GHG emissions from certain stationary sources. In addition, the EPA issued a final rule, effective in December 2009, requiring the reporting of GHG emissions from specified large GHG emission sources in the U.S., beginning in 2011 for emissions occurring in 2010 (EPA’s Greenhouse Gas Reporting Program (“GHGRP”)). Further, on November 8, 2010, EPA finalized new GHG reporting requirements for upstream petroleum and natural gas systems, which will be added to

EPA’s GHG Reporting Rule. Facilities containing petroleum and natural gas systems that emit 25,000 metric tons or more of CO2 equivalent per year will be required to report annual GHG emissions to EPA, with the first report due on March 31, 2012. In December 2010, the EPA issued three concurrent actions related to its GHGRP which require the collection of certain additional business related data and, therefore, it is deferring the reporting of certain information. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such new federal, state or regional restrictions on emissions of CO2 that may be imposed in areas in which we conduct business could also have an adverse effect on our cost of doing business and demand for the petroleum products we gather, process, transport, store, distribute and market.
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
Hazardous Substances and Wastes
The environmental laws and regulations affecting our operations relate to the release of hazardous substances or solid wastes into soils, groundwater and surface water, and include measures to prevent and control pollution. These laws and regulations generally regulate the generation, storage, treatment, transportation and disposal of solid and hazardous wastes, and may require investigatory and corrective actions at facilities where such waste may have been released or disposed. For instance, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “Superfund” law, and comparable state laws, impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to a release of “hazardous substance” into the environment. Potentially responsible persons can include the current owner or operator of the site where a release previously occurred and companies that disposed, or arranged for the disposal, of the hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the potentially responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other wastes released into the environment. Although “petroleum,” as well as natural gas and NGLs, have been for the most part excluded from CERCLA’s definition of a “hazardous substance”, we may, in the course of ordinary operations, generate wastes that may fall within the definition of a “hazardous substance.” In addition, there are other laws and regulations that can create liability for releases of petroleum, natural gas or NGLs. Moreover, we may be responsible under CERCLA or other laws for all or part of the costs required to clean up sites at which such wastes have been disposed. We have received notification that we are one of four companies that may be potentially responsible for any cleanup costs required under the State of Washington’s CERCLA equivalent statute with respect to a site in Spokane, Washington as result of the our having leased the site after the contamination occurred. No clean-up has yet been ordered. Our position is that, as a result of our emergence from the bankruptcy of our predecessor, any potential claims against us for regulatory agency oversight costs were converted to administrative priority claims and any potential claims against us for investigation and clean-up costs were converted to unsecured claims (as they relate to other potentially responsible persons) and to administrative priority claims (as they relate to any regulatory agency).
We also generate, and may in the future generate, both hazardous and nonhazardous solid wastes that are subject to requirements of the federal Resource Conservation and Recovery Act (“RCRA”) and/or comparable state laws. We are not currently required to comply with a substantial portion of the RCRA requirements because our operations generate minimal quantities of hazardous wastes as currently defined under RCRA. From time to time, the EPA and state regulatory agencies have considered the adoption of stricter disposal standards for nonhazardous wastes, including crude oil and natural gas wastes. Moreover, it is possible that some wastes generated by us that are currently classified as nonhazardous may, in the future, be designated as “hazardous wastes,” resulting in the wastes being subject to more rigorous and costly management and disposal requirements. Changes in applicable laws or regulations may result in an increase in our capital expenditures, facility operating expenses or otherwise impose limits or restrictions on our operations.

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
We currently own or lease, and have in the past owned or leased, and in the future we may own or lease, properties that have been used over the years for petroleum product operations. Solid waste disposal practices within the oil and natural gas and related industries have improved over the years with the passage and implementation of various environmental laws and regulations. Nevertheless, some petroleum products and other solid wastes have been disposed of on, or under, various properties owned or leased by us during the operating history of those facilities. In addition, a number of these properties may have been operated by third parties over whom we had no control as to such entities’ handling of petroleum products or other wastes and the manner in which such substances may have been disposed of or released. These properties and wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed wastes or property contamination, including groundwater contamination, or to take action to prevent future contamination. In some instances, any such requirements may have been dealt with in the bankruptcy proceedings of our predecessor.
Employee Safety
We are subject to the requirements of the Occupational Safety and Health Association ("OSHA"), as well as to comparable national, state, provincial and local, Canadian, Mexican, U.K. and European Union laws that are applicable to our Canadian, Mexican and U.K. operations, the purposes of which are to protect the health and safety of workers. In addition, the OSHA hazard communication standard and comparable state, Canadian federal and provincial statutes require us to organize and disclose information concerning hazardous materials used, produced or transported in our operations. Some of our facilities are subject to the OSHA Process Safety Management regulations that are designated to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals.
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
Office Facilities
In addition to our gathering, storage, terminalling and processing facilities discussed above, we maintain corporate office headquarters located in Tulsa, Oklahoma. All of the U.S. business segments utilize Tulsa as their center of operations, except for Crude, whose primary operations are located in Oklahoma City, Oklahoma. Foreign business segments utilize their centers of operations, which are Calgary, Alberta for SemCAMS; Puebla, Mexico for SemMexico; and Milford Haven, Wales for SemLogistics. Many of our business segments also have satellite offices located throughout North America. The current lease for our Tulsa headquarters expires in May 2019, and the other office leases have varying expiration dates. While we may require additional office space as our business expands, we believe that our existing facilities are adequate to meet our needs for the immediate future, and that additional facilities will be available on commercially reasonable terms as needed.
Employees
As of December 31, 2012, we had approximately 690 employees, including approximately 480 employees outside the U.S. in Canada, Mexico and the U.K. Approximately 110 of our employees in Canada and Mexico are represented by labor unions and subject to collective bargaining agreements governing their employment with us. Of that number, approximately 60 employees have collective bargaining agreements that renew annually and 50 have collective bargaining agreements that renewed on January 30, 2013 for a three-year period. We have never had a labor related work stoppage and believe our employee relations are good.

Item 1A.	Risk Factors
Our business faces many risks. We believe the risks described below identify the material risks we face. However, the risks described below may not be the only risks we face. Additional unknown risks, or risks that we currently consider immaterial, may also impair our business operations. If any of the events or circumstances described below actually occurs, our business, financial condition or results of operations could suffer, and the trading price of our shares of Class A Common Stock and warrants could decline significantly. Investors should consider the specific risk factors discussed below, together with other information contained in this report on Form 10-K and the other documents that we will file from time to time with the SEC.
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
We may require additional capital from outside sources from time to time. Our ability to arrange financing or renew existing facilities, along with the cost of such capital, is dependent upon a number of variables, including:

•	general economic, financial and business conditions;

•	industry specific conditions;

•	credit availability from banks and other financial institutions;

•	investor confidence in us;

•	cash flow and earnings before interest, taxes, depreciation and amortization ("EBITDA") levels;

•	competitive, legislative and regulatory matters; and

•	provisions of tax and securities laws that may impact raising capital.
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
Our cash flow depends, in part, on the available cash and distributions of Rose Rock.
Our partnership interests in Rose Rock are significant cash-generating assets. Therefore, our cash flow is dependent, to some extent, upon the ability of Rose Rock to make a minimum quarterly distribution to its unitholders, including us. Rose Rock may not have sufficient available cash each quarter to enable it to pay the minimum quarterly distribution, which would have a corresponding negative impact on us. The amount of cash Rose Rock can distribute on its units principally depends upon the amount of cash it generates from its operations, which will fluctuate from quarter to quarter based on, among other things:

•	the price of crude oil and the level of production of, and demand for, crude oil in the markets it serves;

•	the volume of crude oil that it gathers, transports, stores and/or markets;

•	the fees with respect to volumes that it handles;

•	the profitability of its marketing operations;

•
damage to pipelines, facilities, related equipment and surrounding properties caused by earthquakes, floods, fires, severe weather, explosions and other natural disasters and acts of terrorism or inadvertent damage to pipelines from construction, farm and utility equipment;

•	leaks or accidental releases of crude oil or other materials into the environment, whether as a result of human error or otherwise;

•	demand charges and volumetric fees associated with its transportation services;

•	the level of competition from other midstream energy companies;

•	the level of its operating, maintenance and general and administrative costs;

•	regulatory action affecting the supply of, or demand for, crude oil, the rates it can charge, how it contracts for services, its existing contracts, its operating costs or its operating flexibility;

•	changes in tax laws; and

•	prevailing economic conditions.
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
Our operations could be adversely affected if third-party pipelines, or other facilities interconnected to our facilities, become partially or fully unavailable, or if the volumes we gather do not meet the quality requirements of such pipelines or facilities.
Our facilities connect to other pipelines or facilities, some of which are owned by third parties. The continuing operation of such third-party pipelines or facilities is not within our control. These pipelines and other facilities may become unavailable, or available only at a reduced capacity, because of testing, turnarounds, line repair, reduced operating pressure, lack of operating capacity, curtailments of receipt or deliveries due to insufficient capacity, or for any other reason. If any of these pipelines or facilities becomes unable to transport the products we gather, or if the volumes we gather or transport do not meet the quality requirements of such pipelines or facilities, our results of operations and cash flows could be adversely affected.
Our Comprehensive Risk Management Policy’s provisions governing our internal trading and marketing activities cannot eliminate all risks associated with the trading and marketing of commodities, nor can we ensure full compliance at all times with the Comprehensive Risk Management Policy by our employees, both of which could impact our financial and operational results.
We have in place a Comprehensive Risk Management Policy that establishes authorized commodities and transaction types, delegations of authority, and limits for trading and marketing exposures and requires that we restrict net open positions (e.g., positions that are not fully hedged as to commodity price risk) to specified levels at each of the consolidated and, in certain cases, subsidiary level. Our Comprehensive Risk Management Policy has restrictive terms with respect to acquiring and holding physical inventory, futures contracts or derivative products for the purpose of proprietary trading activity. These policies and practices, however, cannot eliminate all risks. Derivatives contracts and contracts for the future delivery of crude oil expose us to the risk of non-delivery under product purchase contracts or the failure of gathering and transportation systems. Any event that disrupts our anticipated physical supply of products could create a net open position that would expose us to risk of loss resulting from price changes.
Moreover, we are exposed to price movements on products that are not hedged, including certain of our inventory, such as linefill, which must be maintained to operate pipeline and gathering lines. We are also exposed to certain price risks that cannot be readily hedged, such as price risks for “basis differentials.” “Basis differentials” can be created to the extent that our purchase or sales contracts call for delivery of a petroleum product of a grade, at a location, or at a time that differs from the specific delivery terms of offsetting purchase and sales agreements or derivative instruments. If this occurs, we may not be able to use the physical or derivative commodity markets to fully hedge our price risk. Our exposure to price risks could impact our operational and financial results.
We also have a risk that employees involved in our trading and marketing operations may not comply at all times with our Comprehensive Risk Management Policy. Even with management oversight, we cannot ensure with certainty that all violations of our Comprehensive Risk Management Policy, particularly if deception or other intentional misconduct is involved, will be detected prior to our businesses being materially affected.
Conventional gas operations face increased competitive pressure from shale gas production.
The U.S. Energy Information Administration reports that higher estimates of domestic shale gas resources support increasing estimates of domestic natural gas production at prices below its previous estimates.
The abundant supply of shale gas places pressure on all conventional gas production, including sour gas production. In addition, facilities designed to remove hydrogen sulfide from a raw gas stream face increased pressure because sour gas is more expensive to process than gas which does not contain sulfur.

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
We are exposed to the creditworthiness and performance of our customers, suppliers and transactional counterparties, including our hedge counterparties, and any material nonpayment or nonperformance by one or more of these parties could adversely affect our financial and operational results.
There can be no assurance we have adequately assessed the creditworthiness of each of our existing or future customers, suppliers or transactional counterparties, including our hedge counterparties, or that there will not be a rapid or unanticipated deterioration in their creditworthiness, which may have an adverse impact on our financial condition and results of operations. There is no certainty that our counterparties will perform or adhere to existing or future contractual arrangements.
We manage our exposure to credit risk through credit analysis and credit monitoring procedures and policies, including credit support requirements for customers and counterparties to which we extend no, or limited, unsecured credit, such as letters of credit, prepayments and guarantees. However, these procedures and policies cannot fully eliminate counterparty credit risks, and to the extent our procedures and policies prove to be inadequate, our financial and operational results may be negatively impacted.
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
Leaks and other releases of hydrocarbons are possible in operations involving pipelines and tanks. Other possible operating risks include the breakdown or failure of equipment, information systems or processes; the performance of equipment at levels below those originally intended (whether due to misuse, unexpected degradation or design, construction or manufacturing defects); failure to maintain adequate inventories of spare parts; operator error; labor disputes; disputes with interconnected facilities and carriers; and catastrophic events such as natural disasters, fires, explosions, fractures, acts of terrorism and other similar events, many of which are beyond our control.
These risks could result in substantial losses due to personal injury or loss of life, severe damage to, and destruction of, property and equipment and pollution or other environmental damage, and may result in curtailment or suspension of our related operations. We are not fully insured against all risks incident to our business. In addition, as a result of market conditions, premiums for our insurance could increase significantly. In some instances, insurance could become unavailable or available only for reduced amounts of coverage. If a significant accident or event occurs that is not fully insured, it could adversely affect our results of operations, cash flows and financial condition. Even if a significant accident or event is covered by insurance, we may still have responsibility for applicable deductibles, and in addition, the proceeds of any such insurance may not be paid in a timely manner. With a few exceptions, our customers have not agreed to indemnify us for losses arising from a release of petroleum products, and we may instead be required to indemnify our customers in the event of a release or other incident.
We may not be able to make acquisitions on economically acceptable terms, which may limit our ability to grow. In addition, any acquisition that we pursue will involve risks that may adversely affect our business.
As part of our business strategy, we may expand our operations through acquisitions. We cannot accurately predict the timing, size and success of our acquisition efforts. We may be unable to identify attractive acquisition candidates, negotiate acceptable purchase terms or obtain financing for these acquisitions on economically acceptable terms or because we are outbid by competitors. If we are unable to successfully acquire new businesses or assets, our future growth may be limited.
Any acquisition that we may pursue will involve potential risks, including:

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
Pursuant to the Pipeline Safety Improvement Act of 2002, as reauthorized and amended by the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006, the DOT, through the DOT’s Pipeline and Hazardous Materials Safety Administration ("PHMSA"), has adopted regulations requiring pipeline operators to develop and implement integrity management programs for transmission pipelines located where a leak or rupture could do the most harm in “high consequence areas,” including high population areas, areas that are sources of drinking water, ecological resource areas that are unusually sensitive to environmental damage from a pipeline release and commercially navigable waterways, unless the operator effectively demonstrates, by risk assessment, that the pipeline could not affect the area. Our pipeline facilities are also subject to the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011, which reauthorized funding for federal safety programs through 2015, increased penalties for safety violations, established additional safety requirements for newly constructed pipelines and required studies of certain safety issues that could result in the adoption of new regulatory requirements for existing pipelines. The integrity management regulations require operators, including us, to:

•	perform on-going assessments of pipeline integrity on a recurring frequency schedule;

•	identify and characterize applicable potential threats to pipeline segments that could impact a high consequence area;

•	improve data collection, integration and analysis;

•	repair and remediate the pipeline as necessary; and

•	implement preventive and mitigating actions.
In addition, states have adopted regulations similar to existing DOT regulations for intrastate gathering and transmission lines. We currently estimate that we will incur an aggregate cost of approximately $2.6 million during 2013 to implement necessary pipeline integrity management program testing along certain segments of our pipelines required by existing DOT and state regulations. This estimate does not include the costs, if any, of any repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the testing program, which costs could be substantial. At this time, we cannot predict the ultimate cost of compliance with these regulations, as the cost will vary significantly depending on the number and extent of any repairs found to be necessary as a result of the pipeline integrity testing. We will continue our pipeline integrity testing programs on an on-going basis to assess and maintain the integrity of our pipelines. The results of these tests could cause us to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operations of our pipelines and, consequently, result in a reduction in our revenue and cash flows from shutting down our pipelines during the pendency of such repairs or upgrades.
Moreover, changes to pipeline safety laws and regulations that result in more stringent or costly safety standards could have a significant adverse effect on us. On January 3, 2012, President Obama signed the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, which, among other things, increases the maximum civil penalties for pipeline safety administrative enforcement actions; requires the Secretary of Transportation to study and report on the expansion of integrity management requirements, the sufficiency of existing gathering line regulations to ensure safety, and the use of leak detection systems by hazardous liquid pipelines; requires pipeline operators to verify their records on maximum allowable operating pressure; and imposes new emergency response and incident notification requirements. The provisions of this legislation and other changes to pipeline safety laws and regulations could require us to pursue additional capital projects or conduct maintenance programs on an accelerated basis, any or all of which requirements could result in our incurring increased operating costs that could be significant and have a material adverse effect on our financial position or results of operations.
Our cash flow depends, in part, on the available cash and distributions of NGL Energy, and we may fail to realize the anticipated benefits from our acquisition of a significant equity position in NGL Energy Partners LP.
On November 1, 2011, SemStream completed the sale of substantially all of its assets to NGL Supply Terminal Company LLC, a subsidiary of NGL Energy, in exchange for, among other things, a number of common units representing limited partnership interests in NGL Energy (the “NGL Common Units”). NGL Energy owns and operates midstream wholesale and retail propane storage and distribution assets, crude oil logistics and water treatment services.
We do not control NGL Energy’s assets and operations, and the value of, and benefits from, our investment in NGL Energy are subject to all of the risks and uncertainties inherent in NGL Energy’s business including, without limitation, the following:

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

•	NGL Energy’s operations are subject to all the operating hazards and risks incident to handling, storing, transporting and providing customers with combustible liquids such as propane;

•	NGL Energy depends on several significant customers, and a loss of one or more significant customers could materially or adversely affect its results of operations;

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
For the reasons described above, NGL Energy may reduce, or have insufficient available cash to pay, cash distributions on its common units, including the NGL Common Units, and we may not realize an adequate return on our investment and we may incur losses on any sales of our investment in NGL Energy.
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
One of our subsidiaries acts as the general partner of Rose Rock, a publicly-traded limited partnership. This subsidiary may be deemed to have undertaken fiduciary obligations with respect to Rose Rock as the general partner and to the limited partners of Rose Rock. Activities determined to involve fiduciary obligations to other persons or entities typically involve a higher standard of conduct than ordinary business operations and, therefore, may involve a greater risk of liability, particularly when a conflict of interests is found to exist. Our control of the general partner of Rose Rock may increase the possibility of claims of breach of fiduciary duties, including claims brought due to conflicts of interest (including conflicts of interest that may arise between Rose Rock, on the one hand, and its general partner and that general partner’s affiliates, including us, on the other hand). Any liability resulting from such claims could be material.
A prolonged decline in index prices at Cushing relative to other index prices could reduce the demand for our transportation to, and storage in, Cushing.
Shifts in the overall supply of, and demand for, crude oil in regional, national and global markets, over which we have no control, can have an adverse impact on crude oil index prices in the markets we serve relative to other index prices. For example, Cushing has experienced a shortfall in takeaway pipeline capacity which has, in turn, led to an oversupply of crude oil at Cushing. This has been cited as a principal reason for the decline in the WTI Index price used at Cushing relative to other crude oil price indexes, including the Brent Crude index. A prolonged decline in the WTI Index price, relative to other index prices, may cause reduced demand for our transportation to, and storage in, Cushing, which could have a material adverse effect on our business, results of operations and financial condition.
Adverse developments in our existing areas of operation could adversely impact our results of operations, cash flows and financial condition.
Our operations are focused on gathering, transporting, storing, processing and treating petroleum products and are principally located in the Midwest and Rocky Mountain supply regions of the U.S. and in Alberta, Canada. As a result, our results of operations, cash flows and financial condition depend upon the demand for our services in these regions. Due to our current lack of broad diversification in industry type and geographic location, adverse developments in our current segment of the midstream industry, or our existing areas of operation, could have a significantly greater impact on our results of operations, cash flows and financial condition than if our operations were more diversified.
We are subject to regulation by multiple governmental agencies, and the nature and degree of regulation from such agencies could adversely impact our business, results of operations and financial condition.
Our operations are subject to substantial regulation from multiple foreign and domestic federal, state, provincial and local authorities. These authorities regulate numerous aspects of our operations, including certain gathering systems, transportation pipelines, construction and maintenance of facilities and certain rate structures, among other things. We cannot predict the impact of any future revisions or changes in interpretation of existing laws or regulations or the adoption of new laws and regulations applicable to our businesses or when or whether any proposals of such revisions, interpretation changes or new laws or regulations may become effective. Revisions, interpretation changes or additional laws or regulations could influence our operating environment and may result in increased costs.
The White Cliffs Pipeline is subject to FERC rules and regulations. The FERC’s regulatory authority applies to the:

•	transportation by common carrier of crude oil in interstate commerce, including, but not limited to:

◦	rates, operating terms and conditions of service; and

◦	accounts and records.
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
There is an inherent risk of incurring environmental costs and liabilities in connection with our operations due to our handling of crude oil and natural gas, air emissions and water discharges related to our operations and historical industry operations and waste disposal practices. For example, an accidental release from one of our facilities could subject us to substantial liabilities for environmental cleanup and restoration costs, claims made by individuals for personal injury, natural resource and property damages and fines or penalties for related violations of environmental laws or regulations. Moreover, the possibility exists that stricter laws, regulations or enforcement policies could significantly increase our operational or compliance costs and, the cost of any remediation that may become necessary. We may not be able to recover all or any of these costs from insurance and fines or penalties paid for compliance violations, whether alleged or proven, will not be covered by insurance.

Derivatives reform legislation and related regulations could adversely affect our ability to manage business and financial risks by reducing the availability of, and increasing our cost of using, derivative instruments as hedges against fluctuating commodity prices and interest rates.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") establishes, among other things, federal oversight and regulation of the over-the-counter derivatives market and the entities that participate in that market. The Dodd-Frank Act requires the Commodity Futures Trading Commission ("CFTC"), federal regulators of banks and other financial institutions, or the prudential regulators, and the SEC to promulgate the rules implementing the new law. While some of these rules have been finalized, others have not and, as a result, we cannot fully determine what impact the new regulatory framework will have on our business.
The Dodd-Frank Act requires certain derivative transactions to be cleared on a derivatives clearing organization and traded on an exchange or a swap execution facility. If we engage in such transactions, we will be required to comply with these clearing and trade-execution requirements or to take steps to qualify for an exemption from these requirements. New regulations may also require us to post cash collateral (commonly referred to as “margin”) for certain derivative transactions. We use crude oil and other energy derivative instruments in connection with our Crude activities, and may use natural gas related derivative instruments in connection with our SemGas activities, principally to hedge the commodity price risk associated with these businesses. We may also use energy derivatives in conjunction with the activities of our other businesses and may use interest rate derivative instruments to minimize the impact of interest rate fluctuations associated with our debt. At present, we post collateral with clearing brokers with respect to substantially all of our commitments and potential obligations under these derivative instruments. Depending on the final regulations adopted by the CFTC, the prudential regulators and the SEC, we may be subject to a margin requirement that will cause us to post collateral in excess of present levels. Such a requirement may increase our costs and decrease our profitability. Moreover, our counterparties may also be required to post margin on our transactions and comply with minimum capital requirements, which could result in additional costs being passed on to us, thereby decreasing our profitability.
In its rulemaking under the Dodd-Frank Act, the CFTC has issued final regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. Certain bona fide hedging transactions would be exempt from these position limits. The position limits rule was vacated by the U.S. District Court for the District of Columbia in September of 2012, although the CFTC has stated that it will appeal the Court's decision. In addition, the Dodd-Frank Act may also require the counterparties to our derivative instruments to spin off some of their derivative activities to a separate entity, which may not be as creditworthy as the current counterparty.
The Dodd-Frank Act and the related regulations could significantly increase the cost of derivative contracts (including from swap recordkeeping and reporting requirements through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts and potentially increase our exposure to less creditworthy counterparties. If our use of derivatives is reduced, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Increased volatility may make us less attractive to certain types of investors. Moreover, the Dodd-Frank Act was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could, therefore, be adversely affected if a consequence of the Dodd-Frank Act is to lower commodity prices. Any of these consequences could have a material adverse effect on our consolidated financial position, results of operations and cash flows.
Our storage operations are influenced by the overall forward market for crude oil, and certain market conditions may adversely affect our financial and operating results.
Our storage operations are influenced by the overall forward market for crude oil. A contango market (meaning that the price of crude oil for future delivery is higher than the current price) is associated with greater demand for crude oil storage capacity, because a party can simultaneously purchase crude oil at current prices for storage and sell at higher prices for future delivery. A backwardated market (meaning that the price of crude oil for future delivery is lower than the current price) is associated with lower demand for crude oil storage capacity, because a party can capture a premium for prompt delivery of crude oil rather than storing it for future sale. A prolonged backwardated market or other adverse market conditions could have an adverse impact on our ability to negotiate favorable prices under new or renewing storage contracts, which could have an adverse impact on our storage revenues. Finally, higher absolute levels of crude oil prices increase the costs of financing and insuring crude oil in storage, which negatively affects storage economics. As a result, the overall forward market for crude oil may have an adverse effect on our business, results of operations and financial condition.
An increase in interest rates could impact demand for our storage capacity.
There is a financing cost for a storage capacity user to own crude oil while it is stored. That financing cost is impacted by the cost of capital or interest rate incurred by the storage user, in addition to the commodity cost of the crude oil in inventory. Absent other factors, a higher financing cost adversely impacts the economics of storing crude oil for future sale. As a result, a significant increase in interest rates could adversely affect the demand for our storage capacity independent of other market factors.

Climate change legislation and related regulatory initiatives could result in increased operating costs and reduced demand for our services.
In December 2009, the EPA published its findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment because emissions of such gases are contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA adopted two sets of regulations that restrict emissions of GHGs under existing provisions of the federal Clean Air Act, including one that requires a reduction in emissions of GHGs from motor vehicles and another that regulates GHG emissions from certain large stationary sources under the Clean Air Act Prevention of Significant Deterioration and Title V permitting programs. In addition, the EPA expanded its existing GHG emissions reporting rule to include certain onshore oil and natural gas processing, transmission, storage and distribution activities, beginning in 2012 for emissions occurring in 2011. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur additional costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the petroleum products we gather, treat or otherwise handle in connection with our services.
After reviewing extensive comments and making a number of changes to its previously July 28, 2011 proposed rules, on April 17, 2012, the EPA issued its final rules that subject a wide range of oil and gas operations (production, processing, transmission, storage, and distribution) to regulation under the New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAPS”) programs (with the NSPS and NESHAPS published in the Federal Register on August 16, 2012). The EPA revised the NSPS for volatile organic compounds (“VOCs”) from leaking components at onshore gas processing plants and the NSPS for sulfur dioxide emissions from natural gas processing plants. The EPA also established standards for certain oil and gas operations not covered by existing standards. These will regulate VOC emissions from gas wells, centrifugal and reciprocating compressors used in natural gas production and transmission, pneumatic controllers used in natural gas and crude oil production and to new, modified or reconstructed storage vessels in natural gas and crude oil production with VOC emissions above six tons per year. The EPA also revised the existing leak detection and repair requirements for the oil and gas production source category and the natural gas transmission source category and established action limits reflecting most achievable control for certain previously uncontrolled emission sources. There also are additional testing and related notification, record keeping and reporting requirements. These changes were effective October 15, 2012.
The U.S. Congress has been considering legislation to reduce GHG emissions and some states, either individually or through multi-state regional initiatives, have already begun implementing legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or GHG cap and trade programs. In addition, both President Obama and the Administrator of the EPA have repeatedly indicated their preference for comprehensive legislation to address this issue and create the framework for a clean energy economy, with the Obama Administration supporting an emission allowance system. Past proposed legislation in Congress has included an economy-wide cap and trade program to reduce GHG emissions. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such new federal, state or regional restrictions on emission of CO2 that may be imposed in areas in which we conduct business could also have an adverse effect on our cost of doing business and demand for the petroleum products we gather process, transport, store, distribute and market.
In addition, the EPA will be designating nonattainment areas for ozone standards for outdoor quality. These areas will include those areas with significant oil and gas activities. Nonattainment areas will be required to submit state implementation plans in 2015 and to attain the standard by 2015 and 2018 for areas classified as “Marginal” and “Moderate,” respectively. Areas classified as “Serious” must attain by 2021. The federal NSPS constitute a federally required minimum level of control. States have the flexibility to put their own program in place or implement existing programs as long as they are at least as protective as the federal NSPS.
Canada does not currently have any federal legislation pending relating to the regulation of GHG emissions from the oil and gas industry. New federal regulations creating GHG performance standards for the transportation sector and for coal-fired electricity generation were introduced in 2012. The federal government has indicated that one of the next sectors that will be targeted by similar regulations will be the oil and gas industry, and that such regulations will be proposed in 2013. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur additional costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the petroleum products we gather, treat or otherwise handle in connection with our services.
Although Canada has not yet enacted federal GHG legislation for the oil and gas industry, the province of Alberta has set GHG baselines for all large GHG emitters based on 2003-2005 data, which requires a reduction of 12% in GHG emissions intensity from certain facilities, including several of SemCAMS’ facilities. Beginning with the second half of 2007, penalties are assessed for failure to comply with required reductions. Further limitations may be imposed in the future which could require additional SemCAMS’ facilities to have to file annual GHG emissions reports.
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
Loss of key employees could significantly reduce our ability to execute strategies.
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
The U.S. government has issued warnings that energy assets, specifically the nation’s pipeline infrastructure, may be future targets of terrorist organizations. Any future terrorist attack that may target our facilities, those of our customers or those of certain other pipelines could have a material adverse effect on our businesses. In addition, any governmental body mandated actions to prepare for, or protect against, potential terrorist attacks could require us to spend money or modify our operations.
We face intense competition in our gathering, transportation, processing, storage and marketing activities. Competition from other providers of those services that are able to supply our customers with those services at a lower price or on otherwise better terms could adversely affect our business and operating results.
We are subject to competition from other gathering, transportation, processing, storage and marketing operations that may be able to supply our customers with the same or comparable services at a lower price or otherwise on better terms. We compete with national, regional and local gathering, transportation and storage companies of widely varying sizes, financial resources and experience, including the major integrated oil companies. Our ability to compete could be harmed by numerous factors, including:

•	price competition;

•	the perception that another company can provide better service;

•	a reluctance to contract with us due to our predecessor's bankruptcy filing; and

•	the availability of alternative supply points, or supply points located closer to the operations of our customers.
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

•
higher taxes, including federal excise taxes, crude oil severance taxes or sales taxes or other governmental or regulatory actions that increase, directly or indirectly, the cost of petroleum based products;

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
The volumes that support our business are dependent on the level of production from wells connected to our operations, the production from which may be less than we expect as a result of a natural decline of producing wells over time and the shut-in of wells for economic or other reasons. As a result, in order to maintain or increase the amount of petroleum products that we handle, we must obtain new sources of petroleum products. The primary factors affecting our ability to obtain sources of these products include the level of successful drilling activity near our systems and our ability to compete for volumes from successful new wells.
We have no control over the level of drilling activity in our areas of operation, the amount of reserves associated with wells connected to our operations or the rate at which production from a well declines. In addition, we have no control over producers or their drilling or production decisions, which are affected by, among other things, the availability and cost of capital, prevailing and projected energy prices, demand for petroleum products, levels of reserves, geological considerations, environmental or other governmental regulations, the availability of drilling permits, the availability of drilling rigs, and other drilling, production and development costs.
Fluctuations in energy prices can also greatly affect the development of new petroleum product reserves and, to a lesser extent, production from existing wells. In general terms, energy prices fluctuate in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. Declines in energy prices could have a negative impact on exploration, development and production activity and, if sustained, could lead to a material decrease in such activity. Sustained reductions in exploration or production activity in our areas of operation would lead to reduced utilization of our assets and a reduced need for our marketing operations. Because of these factors, even if new reserves are known to exist in areas served by our assets, producers may choose not to develop those reserves. If reductions in drilling activity result in our inability to maintain the levels of petroleum products that we handle, it could have a material adverse effect on our business, results of operations and financial condition.
Our construction of new assets may not result in the anticipated revenue increases.
One of the ways we intend to grow our business is through the construction of new assets. If we undertake such projects, they may not be completed on schedule or at the budgeted cost or at all. Moreover, our revenue may not increase immediately, or at all, upon the expenditure of funds on a particular project. For instance, if we expand a pipeline, the construction may occur over an extended period of time and we may not receive any material increases in revenue until the project is completed. Moreover, we may construct facilities to capture anticipated future growth in production in a region in which such growth does not materialize. Since we are not engaged in the exploration for, and the development of, natural gas and crude oil reserves, we do not possess reserve expertise and we often do not have access to third party estimates of potential reserves in an area prior to constructing facilities in such area. To the extent we rely on estimates of future production in our decision to construct additions to our system, such estimates may prove to be inaccurate because of numerous uncertainties inherent in estimating quantities of future production. As a result, new facilities may not be able to attract enough throughput to achieve our expected investment return, which could adversely affect our results of operations, cash flows and financial condition.
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
Any failure to extend or replace a significant portion of our existing contracts, or extend or replace them at comparable rates, could have a material adverse effect on our business, results of operations, and financial condition.
A change in the jurisdictional characterization of some of our assets by federal, state or local regulatory agencies, or a change in policy by those agencies, could result in increased regulation of our assets, which could affect existing costs and rates.
Interstate transportation and gathering pipelines that do not provide interstate services are not subject to regulation by FERC. However, the distinction between FERC-regulated interstate pipeline transportation, on the one hand, and intrastate pipeline transportation, on the other hand, is a fact-based determination. The classification and regulation of our crude oil pipelines are subject to change based on future determinations by FERC, federal courts, Congress or regulatory commissions, courts or legislatures in the states in which we operate.
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
Increased regulation of hydraulic fracturing could result in reductions or delays in crude oil and natural gas production in our areas of operation, which could adversely impact our business and results of operations.
An increasing percentage of crude oil and natural gas production is being developed from unconventional sources such as shale. These reservoirs require hydraulic fracturing completion processes to release the crude oil or natural gas from the formation so it can flow through casing to the surface. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into the formation to stimulate crude oil and natural gas production. Certain environmental groups have suggested that additional laws may be needed to more closely and uniformly regulate the hydraulic fracturing process, and legislation has been proposed by some members of Congress to provide for such regulation. For instance, legislation was recently proposed to amend the federal Safe Drinking Water Act to subject hydraulic fracturing operations to regulation under that act. Sponsors of recent bills have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies. Proposed legislation would require, among other things, the reporting and public disclosure of chemicals used in the fracturing process, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings against producers and service providers. In addition, these bills, if adopted, could establish an additional level of regulation and permitting of hydraulic fracturing operations at the federal level, which could lead to operational delays, increased operating and compliance costs and additional regulatory burdens that could make it more difficult or commercially impracticable to perform hydraulic fracturing, delaying the development of unconventional resources from shale and other formations which are not commercial without the use of hydraulic fracturing. In addition, several states have already passed, or are considering, legislation that is intended to regulate hydraulic fracturing.
In its new 2012 NSPS promulgated for the natural gas and crude oil sector, the EPA established the first federal air standards for natural gas wells that are hydraulically fractured. Refractured gas wells that use the “green completions” will not be considered affected from a federal standpoint. Operators may choose to flare for now from refractured wells and phase in green completions by January 1, 2015, but any such refractured well will be considered an affected facility for permitting purposes. However, the EPA expressly stated that this NSPS does not apply to oil wells.
We cannot predict what effect such legislation will have on the production of crude oil and natural gas in our areas of operation. The imposition of additional regulations and permit requirements could lead to delays or increased operating costs for crude oil and natural gas producers. A reduction in the production of crude oil or natural gas in our areas of operation could have an adverse effect on our business, results of operations and financial condition.
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
For information regarding legal proceedings, see the discussion under the captions “Bankruptcy matters”, “Other matters” and “Environmental” in Note 16 of our consolidated financial statements beginning on page F-1 of this Form 10-K, which information is incorporated by reference into this Item 3.

Item 4.	Mine Safety Disclosures
Not applicable.

Executive Officers of the Registrant
Our executive officers are elected annually by, and serve at the discretion of, our Board of Directors. Set forth below is information concerning our executive officers.

Name	Age	Position
Norman J. Szydlowski	61	President and Chief Executive Officer and Director
Robert N. Fitzgerald	53	Senior Vice President and Chief Financial Officer
Candice L. Cheeseman	57	General Counsel and Secretary
Timothy R. O’Sullivan	56	Vice President, Corporate Planning and Strategic Initiatives
Peter L. Schwiering	68	Vice President and President of Rose Rock Midstream Crude, L.P.
Norman J. Szydlowski has served as a director and as President and Chief Executive Officer of SemGroup since November 2009. Mr. Szydlowski has also served as Chairman of the Board of Directors, President and Chief Executive Officer of our subsidiary Rose Rock Midstream GP, LLC, the general partner of Rose Rock, since August 2011. From January 2006 until January 2009, Mr. Szydlowski served as president and chief executive officer of Colonial Pipeline Company, an interstate common carrier of petroleum products. From 2004 to 2005, he served as a senior consultant to the Iraqi Ministry of Oil in Baghdad on behalf of the U.S. Department of Defense, where he led an advisory team in the rehabilitation, infrastructure security and development of future strategy of the Iraqi oil sector. From 2002 until 2004, he served as vice president of refining for Chevron Corporation (formerly ChevronTexaco), one of the world’s largest integrated energy companies. Mr. Szydlowski joined Chevron in 1981 and served in various capacities of increasing responsibility in sales, planning, supply chain management, refining and plant operations, transportation and construction engineering. Mr. Szydlowski serves on the board of directors of NGL Energy Holdings LLC, the general partner of NGL Energy, an owner and operator of midstream wholesale and retail propane storage and distribution assets, crude oil logistics and water treatment services. Mr. Szydlowski graduated from Indiana University in Bloomington with a master’s degree in business administration. He also holds a Bachelor of Science degree in mechanical engineering from Kettering University.
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
Timothy R. O’Sullivan serves as Vice President, Corporate Planning and Strategic Initiatives of SemGroup, a position he has held since April 2010. Mr. O’Sullivan has also served as a director and Vice President of our subsidiary Rose Rock Midstream GP, LLC, the general partner of Rose Rock, since August 2011. From February 2005 until April 2010, he served as President and Chief Operating Officer of SemGas, L.P. From 2001 until joining our company, Mr. O’Sullivan worked for Williams Power Company, where he was director of global gas and power origination. He was previously employed with Koch Industries, Inc. for 19 years, where he served in various capacities in its natural gas division, including business development, marketing and trading, and executive management. Mr. O’Sullivan began his career as a staff accountant for Main Hurdman. Mr. O’Sullivan graduated from Wichita State University with a bachelor’s degree in accounting. He also is a certified public accountant. Mr. O’Sullivan was a member of the board of directors of the Gas Processors Association and served on its Executive and Finance Committee.
Peter L. Schwiering has served as Vice President of SemGroup since February 2012. Mr. Schwiering has also served as the Chief Operating Officer and a director of our subsidiary, Rose Rock Midstream GP, LLC, the general partner of Rose Rock, since August 2011. He also serves as President of Rose Rock Midstream Crude, L.P., a position he has held since August 2011. Mr. Schwiering joined Rose Rock Midstream Crude, L.P.'s predecessor, SemCrude, L.P., in 2000 as Vice President of Operations. Prior to joining SemCrude, L.P., Mr. Schwiering worked for Dynegy Pipeline as manager of pipeline and commercial business. He also served with Sun Company for 25 years in various positions, last serving as the company’s manager of business development—Western Region, based in Oklahoma. Mr. Schwiering has over 40 years of experience in the energy industry.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A Common Stock trades on the New York Stock Exchange under the ticker symbol “SEMG.” There is no established public trading market for our Class B Common Stock. At January 31, 2013, we had 1,553 holders of record of our Class A Common Stock and one holder of record of our Class B Common Stock. The following table sets forth the high and low sales prices of our Class A Common Stock (New York Stock Exchange composite transactions) during the periods indicated.

	High	Low
For the year ended December 31, 2012:
First quarter	$30.13	$25.82
Second quarter	$32.12	$28.05
Third quarter	$38.16	$31.36
Fourth quarter	$39.98	$34.76
For the year ended December 31, 2011:
First quarter	$34.28	$26.00
Second quarter	$29.53	$23.79
Third quarter	$25.65	$16.55
Fourth quarter	$29.57	$18.34
Performance Graph
Set forth below is a line graph comparing the cumulative total stockholder return on our Class A Common Stock with the cumulative total return of the S&P 500 Stock Index and the Alerian MLP Infrastructure Index ("AMZIX Index") for the period from November 11, 2010 to December 31, 2012. The AMZIX Index is a liquid, midstream-focused subset of the Alerian MLP index, comprised of 25 energy infrastructure master limited partnerships. The graph was prepared assuming $100 was invested on November 11, 2010 in our Class A Common Stock, the S&P 500 Stock Index and the AMZIX and distributions have been reinvested subsequent to the initial investment.
The above performance graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Dividends
We have not paid any cash dividends on our common stock to date. In January 2013, we announced our intention to pay a quarterly cash dividend to common stockholders beginning in the second quarter of 2013. This dividend is planned to be a pass-through of the majority of the cash distributions we receive from our interests in Rose Rock and NGL Energy. The dividend is expected to be based on the previous quarter's distributions received.
Our credit agreement places the following restrictions on dividends:
•The dividend cannot exceed our Available Cash;
•No Default or Event of Default has occurred or is continuing; and
•After giving effect to the dividend, the leverage ratio cannot exceed 4.00 to 1.00.

Warrant Exercises
Pursuant to our plan of reorganization, in 2009 we issued warrants to purchase shares of our Class A Common Stock or, at the election of the warrantholder, shares of our Class B Common Stock, to certain of our pre-petition creditors. During the fourth quarter of 2012, holders exercised warrants to purchase an aggregate of 45,300 shares of our Class A Common Stock. Each of the holders elected to satisfy its obligation to pay the exercise price through "cashless exercise," whereby the number of shares to be issued to the holder is reduced, in lieu of a cash payment for the exercise price. Accordingly, an aggregate of 15,700 shares of our Class A Common Stock were issued pursuant to such exercises. Such issuances were exempt from the registration requirements of the Securities Act pursuant to Section 1145 of the U.S. Bankruptcy Code.

Item 6. Selected Financial Data
Selected Consolidated Financial Data
The following table provides selected consolidated financial data as of and for the periods shown. The balance sheet data as of December 31, 2012, 2011, 2010, 2009 and 2008 and as of November 30, 2009, and the statement of operations data for the years ended December 31, 2012, 2011, 2010 and 2008 and the one month ended December 31, 2009 and the eleven months ended November 30, 2009, have been derived from our audited financial statements for those dates and periods. The selected financial data provided below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included in this Form 10-K.
Balance sheet data in the following table as of December 31, 2012, 2011, 2010 and 2009 and November 30, 2009 and statement of operations data for the years ended December 31, 2012, 2011 and 2010 and the one month ended December 31, 2009, are that of SemGroup Corporation. Balance sheet and statement of operations data as of all other dates and for all other periods are that of our predecessor, SemGroup, L.P. We applied fresh-start reporting as of November 30, 2009. As a result, our financial data is not comparable to that of our predecessor. Earnings per share in the following table is only presented for the periods subsequent to our emergence from our predecessor's bankruptcy, since the limited partner units of SemGroup, L.P. were canceled upon emergence from our predecessor's bankruptcy.
The following table presents the non-GAAP financial measures of Adjusted gross margin and Adjusted EBITDA, which we use in our business and view as important supplemental measures of our performance. Adjusted gross margin and Adjusted EBITDA are not calculated or presented in accordance with GAAP. For definitions of Adjusted gross margin and Adjusted EBITDA and a reconciliation of Adjusted gross margin to operating income (loss) and of Adjusted EBITDA to net income (loss), their most directly comparable financial measures calculated and presented in accordance with GAAP, please see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—How We Evaluate our Operations."

	Successor				Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	One Month Ended December 31, 2009	Eleven Months Ended November 30, 2009	Year Ended December 31, 2008
	(amounts in thousands, except per share amounts)
Statement of operations data:
Total revenues	$1,237,497	$1,465,246	$1,618,412	$155,457	$893,226	$6,694,522
Operating income (loss)	$57,351	$55,199	$(49,764)	$(39,643)	$13,827	$(1,239,210)
Reorganization items gain (loss)	$—	$—	$—	$—	$3,529,014	$(411,601)
Income (loss) from continuing operations	$28,958	$12,360	$(133,903)	$(38,372)	$3,533,407	$(1,809,491)
Income (loss) from discontinued operations	2,939	(9,548)	1,831	455	(139,328)	(1,019,536)
Net income (loss)	$31,897	$2,812	$(132,072)	$(37,917)	$3,394,079	$(2,829,027)
Net income (loss) attributable to noncontrolling interests	9,797	435	225	(25)	(505)	22,855
Net income (loss) attributable to SemGroup	$22,100	$2,377	$(132,297)	$(37,892)	$3,394,584	$(2,851,882)
Income (loss) from continuing operations per share of common stock:
Basic	$0.46	$0.29	$(3.24)	$(0.92)	—	—
Diluted	$0.45	$0.17	$(3.24)	$(0.92)	—	—
Other financial data:
Adjusted gross margin	$363,808	$306,693	$346,378	$23,720	$179,045	$174,895
Adjusted EBITDA	$134,965	$115,545	$151,796	$9,594	$94,470	$(390,349)

	Successor					Predecessor
	As of December 31, 2012	As of December 31, 2011	As of December 31, 2010	As of December 31, 2009	As of November 30, 2009	As of December 31, 2008
	(amounts in thousands)
Balance sheet data:
Total assets	$1,748,179	$1,491,181	$1,667,188	$2,210,013	$2,272,512	$2,777,036
Long-term debt, including current portion (excluding debt subject to compromise)	$206,086	$109,335	$348,443	$519,932	$535,351	$180,146
Owners’ equity:
SemGroup Corporation owners’ equity	$892,394	$851,096	$855,068	$976,686	$1,017,678	$—
SemGroup, L.P. partners’ capital	—	—	—	—	—	(3,422,693)
Noncontrolling interest	129,134	127,569	—	1,571	1,621	2,212
Total owners’ equity	$1,021,528	$978,665	$855,068	$978,257	$1,019,299	$(3,420,481)
We have experienced many changes in our business during the periods shown in the table above, which significantly limits the comparability of the financial data. Such changes include, but are not limited to:

•	the deconsolidation in July 2008, and the reconsolidation in November 2009, of SemCAMS and SemCanada Crude;

•	the deconsolidation in July 2008 of SemCanada Energy and Blueknight Energy Partners, L.P.;

•	our predecessor's bankruptcy, which resulted in significant professional fee expenses and losses on the disposal or impairment of long-lived assets;

•	our predecessor's emergence from bankruptcy during 2009, which resulted in reorganization gains on the extinguishment of debt and on the application of fresh-start reporting;

•	the deconsolidation of White Cliffs at the end of September 2010;

•	various impairments of long-lived assets and gains/losses on disposal of long-lived assets;

•	the sale of SemStream assets to NGL Energy on November 1, 2011; and

•	the initial public offering for Rose Rock in December 2011.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of Business
Horizontal drilling and hydraulic fracturing continue to increase the production of crude oil and natural gas in the U.S. As a result, there is increasing demand for the services of midstream companies such as SemGroup, who can gather, transport, process and store these products as they are moved from the wellhead to refiners, industrial users and consumers. We have responded to this demand with additional storage tanks and gas processing facilities and we are building new crude oil gathering and transportation pipelines.
We, and our significant equity method investees, own gathering systems, transportation pipelines, processing plants, storage facilities and terminals in the Midwest and Rocky Mountain regions of the U.S. and in Alberta, Canada.
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

		Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Month Ended December 31, 2009	Eleven Months Ended November 30, 2009	Year Ended December 31, 2008
	(Unaudited; in thousands)
Reconciliation of operating income (loss) to Adjusted gross margin:
Operating income (loss)	$57,351	$55,199	$(49,764)	$(39,643)	$13,827	$(1,239,210)
Add:
Operating expense	224,700	155,041	151,385	16,591	46,046	473,554
General and administrative expense	71,918	75,447	85,836	7,867	43,271	104,939
Depreciation and amortization expense	48,210	49,823	69,158	8,674	38,158	86,139
(Gain) loss on disposal or impairment of long-lived assets, net	(3,531)	301	105,051	23,119	13,625	71,718
Less:
Unrealized gain (loss) on derivatives	(1,196)	14,114	13,339	(7,112)	(24,118)	(677,755)
Earnings from equity method investments	36,036	15,004	1,949	—	—	—
Adjusted gross margin	$363,808	$306,693	$346,378	$23,720	$179,045	$174,895

		Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Month Ended December 31, 2009	Eleven Months Ended November 30, 2009	Year Ended December 31, 2008
	(Unaudited; in thousands)
Reconciliation of net income (loss) to Adjusted EBITDA:
Net income (loss)	$31,897	$2,812	$(132,072)	$(37,917)	$3,394,079	$(2,829,027)
Add:
Interest expense	8,902	60,138	86,121	7,169	11,816	110,553
Income tax expense (benefit)	(2,078)	(2,310)	(6,320)	(7,217)	6,310	48,497
Depreciation and amortization	48,210	49,823	69,158	8,674	38,158	86,139
(Gain) loss on disposal or impairment of long-lived assets, net	(3,531)	301	105,051	23,119	13,625	71,718
Reorganization items (gain) loss	—	—	—	—	(3,529,014)	411,601
Loss (income) from discontinued operations, net of income taxes	(2,939)	9,548	(1,831)	(455)	139,328	1,019,536
Foreign currency transaction (gain) loss	298	(3,450)	2,899	(678)	(3,950)	12,879
Remove NGL Energy equity (earnings) losses	403	—	—	—	—	—
NGL Energy cash distribution	9,218	—	—	—	—	—
Employee severance expense	354	4,374	1,558	—	—	—
Impact of change in basis of NGL inventory in fresh-start reporting	—	—	27,821	8,681	—	—
Unrealized (gain) loss on derivatives	1,196	(14,114)	(13,339)	7,112	24,118	677,755
Change in fair value of warrants	21,310	(5,012)	283	872	—	—
Reversal of allowance on goods and services tax receivable	—	(4,144)	—	—	—	—
Depreciation and amortization included within equity in earnings of White Cliffs	10,181	10,630	2,897	—	—	—
Defense costs related to an unsolicited take over proposal	5,899	1,000	—	—	—	—
Allowance on (recovery of) receivable from AGE Refining	—	(2,692)	3,340	—	—	—
Recovery of receivables written off at emergence	(858)	—	—	—	—	—

Non-cash equity compensation	6,503	8,641	6,230	234	—	—
Adjusted EBITDA	$134,965	$115,545	$151,796	$9,594	$94,470	$(390,349)

Business and Performance Drivers
We operate our business through six primary business segments: Crude, SemStream, SemLogistics, SemCAMS, SemMexico and SemGas. We generate revenue in these segments by utilizing our assets to provide products and services to third parties and by selectively using our assets to support our marketing activities. We believe that the variety of our petroleum product assets creates opportunities for us and our customers that avoid seasonal fluctuations of less diverse businesses.
Certain factors are key to our operations. These include the safe, reliable and efficient operation of the pipelines and facilities that we own and operate, while meeting the regulations that govern the operation of our assets and the costs associated with such regulations. Our revenue is impacted by several factors, including:
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
Volumes
Generally, we expect revenue to increase or decrease in conjunction with increases or decreases in total volumes. Our total volumes are affected by different factors, including our physical storage or transportation capacity, our working capital and credit availability under our credit facilities to support petroleum product purchases and the availability of the supply of petroleum product available for purchase, which is determined based primarily upon producer activity in market areas contiguous with our asset base.
Commodity Prices
Our business is primarily fee based. As a result, our financial results are typically not correlated with increases and decreases in commodity prices. Our financial results, however, are positively correlated with the absolute difference between current (prompt) and future month petroleum product prices. That is, wide contango (when the prices for future deliveries are higher than current prices) spreads generally have a favorable impact on our results relative to a slightly contango, flat or backwardated (when the prices for future deliveries are lower than current prices) market.
Timing of Purchase and Sales
Our financial results are affected by the timing of the purchase and sale of petroleum products, such that financial results may not be comparable between periods. When we enter into an arrangement to purchase product, place the product in storage and resell the product in the future, our financial results do not reflect any related margin until the settlement of the product sale. Prior to the settlement of the product sale, our results reflect the cost of the product in our inventory. Differences in the timing of our product purchases and sales, especially if they extend over fiscal years or quarters, may result in sizable differences between our results over the comparable period.

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
Crude conducts business through its 51% (34% direct and 17% indirect via Rose Rock) ownership interest in White Cliffs and the 2% general partner interest and 58.2% of the limited partner interest in Rose Rock. These operations include crude oil transportation, storage, terminalling, gathering and marketing in Colorado, Kansas, Montana, North Dakota, Oklahoma and Texas, for third party customers as well as for itself. The Crude business unit consists of four primary operations: (i) Cushing storage; (ii) Kansas and Oklahoma pipeline system; (iii) Bakken Shale operations; and (iv) Platteville Facility. A majority of Crude’s revenue is generated from fee-based contractual arrangements that, in some instances, are fixed and not dependent on usage.
Fee-Based Services
Crude charges a capacity or volume-based fee for the unloading, transportation and storage of crude oil and related ancillary services. Crude’s fee-based services include substantially all of its operations in Cushing, Oklahoma and Platteville, Colorado and a portion of the transportation services it provides on its Kansas and Oklahoma pipeline system. Some of Crude’s fee-based contracts are take-or-pay contracts, whereby the customer is required to pay Crude a fixed minimum monthly fee regardless of usage. For the years ended December 31, 2012, 2011 and 2010, approximately 59%, 56% and 80%, respectively, of Crude’s Adjusted gross margin was generated by providing fee-based services to customers.
Fixed-Margin Transactions
Crude purchases crude oil from a producer or supplier at a designated receipt point at an index price, less a transportation fee, and simultaneously sells an identical volume of crude oil at a designated delivery point to the same party at the same index price, thereby locking in a fixed margin that is, in effect, economically equivalent to a transportation fee. We refer to these arrangements as “fixed-margin” or “buy/sell” transactions. These fixed-margin transactions account for a portion of the Adjusted gross margin Crude generates on its Kansas and Oklahoma pipeline system and through its Bakken Shale operations. For the years ended December 31, 2012, 2011 and 2010, approximately 20%, 14% and 5%, respectively, of its Adjusted gross margin was generated through fixed-margin transactions.
Marketing Activities
Crude conducts marketing activities by purchasing crude oil for its own account from producers, aggregators and traders and selling crude oil to traders and refiners. Crude’s marketing activities account for a portion of the Adjusted gross margin it generates on its Kansas and Oklahoma pipeline system and through its Bakken Shale operations. For the years ended December 31, 2012, 2011 and 2010, approximately 21%, 30% and 15%, respectively, of its Adjusted gross margin was generated through marketing activities.
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
More specifically, we utilize futures and swap contracts to manage our exposure to market changes in commodity prices, to protect our Adjusted gross margin on our purchased crude oil and to manage our liquidity risk associated with margin deposit requirements on our overall derivative positions. As we purchase inventory from suppliers, we may establish a fixed or variable margin with future sales by:

•	selling a like quantity of crude oil for future physical delivery to create an effective back-to-back transaction; or

•	entering into futures and swaps contracts on the NYMEX or OTC markets.
SemStream
Until December 31, 2012, SemStream was engaged in the residential propane supply business through its wholly-owned subsidiary, SemStream Arizona, with operations in Page and Payson, Arizona. In September 2012, we entered into a definitive agreement to sell those assets. The sale was finalized on December 31, 2012, after receiving the required approval by the Arizona Corporation Commission.
In addition, SemStream holds our interests in NGL Energy.
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
SemCAMS
SemCAMS operates majority-owned gathering assets and natural gas processing plants. All of SemCAMS’ assets are located in West-Central Alberta, in the heart of the Western Canadian Sedimentary Basin. SemCAMS’ revenue is based on fee-based throughput arrangements, which represent, in part, operating cost recovery from working interest owners in certain processing plants and is recorded when earned in accordance with the terms of the related agreement.
SemMexico
SemMexico operates a network of liquid asphalt terminals in Mexico. Operations include purchasing, producing, storing and distributing liquid asphalt cement products. SemMexico purchases asphalt from refineries in Mexico. SemMexico’s revenue is based on contractual arrangements with customers for liquid asphalt cement.
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
Recent Developments
On January 11, 2013, we contributed a one-third interest in SemCrude Pipeline, L.L.C. ("SCPL") to Rose Rock in exchange for (i) cash of approximately $189.5 million, (ii) the issuance of 1.5 million common units, (iii) the issuance of 1.25 million Class A units and (iv) an increase of the capital account of the general partner of Rose Rock and a related issuance of general partner interest, to allow the general partner of Rose Rock to maintain its two percent general partner interest. The Class A units are not entitled to receive any distributions of available cash (other than upon liquidation) prior to the first day of the month immediately following the first month for which the average daily throughput volumes on the White Cliffs Pipeline for such month are 125,000 barrels per day or greater. Upon such date, the Class A units will automatically convert into common units. SCPL owns a 51 percent membership interest in White Cliffs, giving Rose Rock an indirect 17 percent interest in White Cliffs.
In connection with this transaction, Rose Rock issued and sold 2.0 million common units to third-party purchasers in a private placement. In addition, Rose Rock exercised the accordion feature of its revolving credit facility and increased the total borrowing capacity under the credit facility from $150 million to $385 million and made a borrowing of approximately $133.5 million under the credit facility. The proceeds from the private placement and the borrowing were used by Rose Rock to fund the cash consideration in the transaction with us and to pay certain related transaction costs and expenses.
In January 2013, we announced our intention to pay a quarterly cash dividend to common stockholders beginning in the second quarter of 2013. This dividend is planned to be a pass-through of the majority of the cash distributions we receive from our interests in Rose Rock and NGL Energy. The dividend is expected to be based on the previous quarter's distributions received.
White Cliffs has received sufficient binding shipper commitments during its recent open season to move forward with an expansion project which will increase the pipeline capacity from approximately 70,000 barrels per day to about 150,000 barrels per day. Subject to FERC and other regulatory approvals, the expansion is anticipated to be in service in the first half of 2014. Rose Rock will operate the expanded pipeline.

Results of Operations
Consolidated Results of Operations

	Year Ended December 31,
(in thousands)	2012	2011	2010
Revenues	$1,237,497	$1,465,246	$1,618,412
Expenses:
Costs of products sold	874,885	1,144,439	1,258,695
Operating	224,700	155,041	151,385
General and administrative	71,918	75,447	85,836
Depreciation and amortization	48,210	49,823	69,158
(Gain) loss on disposal or impairment of long-lived assets, net	(3,531)	301	105,051
Total expenses	1,216,182	1,425,051	1,670,125
Earnings from equity method investments	36,036	15,004	1,949
Operating income (loss)	57,351	55,199	(49,764)
Other expense (income)
Interest expense	8,902	60,138	86,121
Other expense (income), net	21,569	(14,989)	4,338
Total other expenses	30,471	45,149	90,459
Income (loss) from continuing operations before income taxes	26,880	10,050	(140,223)
Income tax expense (benefit)	(2,078)	(2,310)	(6,320)
Income (loss) from continuing operations	28,958	12,360	(133,903)
Income (loss) from discontinued operations, net of income taxes	2,939	(9,548)	1,831
Net income (loss)	$31,897	$2,812	$(132,072)
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
Interest expense
Interest expense decreased in 2012 to $9 million from $60 million in 2011. Although total outstanding debt as of December 31, 2012 increased from December 31, 2011, the average outstanding debt balance during 2012 decreased from 2011. Late in 2011, the overall debt balance was reduced by $304 million due to repayments made from proceeds received from the sale of the SemStream assets and Rose Rock's initial public offering. This reduction, coupled with a significant reduction in interest rates due to the refinancing of the credit facility that was completed in the second quarter of 2011, comprise the majority of the decrease in interest expense. Also contributing to the decrease is the write-off in June 2011 of $17.4 million of unamortized capitalized loan fees related to the refinancing of the credit facility.
Other expense (income)
The net of other expense (income) changed in 2012 to expense of $22 million from income of $15 million in 2011. Other expense (income) for all periods presented was comprised primarily of gains and losses due to the change in the fair value of our warrants.
Discontinued operations
SemMaterials, SemFuel, SemEuro Supply and SemStream Arizona operations are presented as discontinued operations. During 2008, we decided to sell the assets of SemMaterials and to cease the operations of SemEuro Supply, due to their losses from operations and working capital requirements. During 2009, we decided to sell the assets of SemFuel due to its working capital requirements. By December 31, 2009, the majority of the assets of SemMaterials and SemFuel had been sold. SemStream Arizona was sold effective December 31, 2012.
Results of Operations by Reporting Segment

Crude

	Year Ended December 31,
(in thousands)	2012	2011	2010
Revenues	$620,797	$431,321	$245,854
Expenses:
Costs of products sold	546,966	366,265	149,383
Operating	24,143	17,470	25,498
General and administrative	13,321	9,757	10,525
Depreciation and amortization	12,131	11,379	27,643
(Gain) loss on disposal or impairment of long-lived assets, net	(3,501)	64	6,895
Total expenses	593,060	404,935	219,944
Earnings from equity method investment	36,439	15,004	1,949
Operating income	$64,176	$41,390	$27,859

Adjusted Gross Margin
Adjusted gross margin in this segment is generated by providing fee-based services, by entering into fixed-margin transactions and through marketing activities. Revenues from fee-based services are included in service revenue, and revenues from fixed-margin and marketing activities are included in product revenue.
The following table shows the Adjusted gross margin generated by this segment’s fee-based services, fixed-margin transactions and marketing activities for the year ended December 31, 2012 (in thousands):

	Storage	Transportation	Marketing Activities	Other	Total
Revenues	$32,572	$18,367	$561,689	$8,169	$620,797
Less: Costs of products sold, exclusive of depreciation	—	—	546,966	—	546,966
Less: Unrealized gain (loss) on derivatives	—	—	(1,196)	—	(1,196)
Adjusted gross margin	$32,572	$18,367	$15,919	$8,169	$75,027
The following table shows the Adjusted gross margin generated by this segment’s fee-based services, fixed-margin transactions and marketing activities for the year ended December 31, 2011 (in thousands):

	Storage	Transportation	Marketing Activities	Other	Total
Revenues	$24,381	$14,833	$386,252	$5,855	$431,321
Less: Costs of products sold, exclusive of depreciation	—	—	366,265	—	366,265
Less: Unrealized gain (loss) on derivatives	—	—	787	—	787
Adjusted gross margin	$24,381	$14,833	$19,200	$5,855	$64,269
The following table shows the Adjusted gross margin generated by this segment’s fee-based services, fixed-margin transactions and marketing activities for the year ended December 31, 2010 (in thousands):

	Storage	Transportation	Marketing Activities	Other	Total
Revenues	$29,496	$56,221	$154,927	$5,210	$245,854
Less: Costs of products sold, exclusive of depreciation	—	—	149,383	—	149,383
Less: Unrealized gain (loss) on derivatives	—	—	(763)	—	(763)
Adjusted gross margin	$29,496	$56,221	$6,307	$5,210	$97,234
The following table presents a reconciliation of operating income (loss) to Adjusted gross margin, the most directly comparable GAAP financial measure for each of the periods indicated.

	Year Ended December 31,
(in thousands)	2012	2011	2010
Reconciliation of operating income to Adjusted gross margin:
Operating income	$64,176	$41,390	$27,859
Add:
Operating expense	24,143	17,470	25,498
General and administrative expense	13,321	9,757	10,525
Depreciation and amortization expense	12,131	11,379	27,643
(Gain) loss on disposal or impairment of long-lived assets, net	(3,501)	64	6,895
Less:
Unrealized gain (loss) on derivatives	(1,196)	787	(763)
Earnings from equity method investment	36,439	15,004	1,949
Adjusted gross margin	$75,027	$64,269	$97,234
2012 versus 2011
Revenue

	Year Ended December 31,
(in thousands)	2012	2011
Gross product revenue	$2,133,054	$1,083,089
ASC 845-10-15	(1,555,700)	(688,575)
Net unrealized gain (loss) on derivatives	(1,196)	787
Net product revenue	$576,158	$395,301
Service revenue	44,318	35,800
Other	321	220
Total revenue	$620,797	$431,321
Gross product revenue increased in 2012 to $2.1 billion from $1.1 billion in 2011. The increase was primarily due to an increase in the volume sold to 23.2 million barrels at an average sales price of $92 per barrel in 2012 from 11.6 million barrels at an average sales price of $94 per barrel in 2011.
The increase in sales volume was primarily the result of an increase in buy/sell transactions (as defined above) to 15.4 million barrels in 2012, compared to 6.8 million barrels in 2011. The buy/sell transactions are used to achieve a transportation margin.
Gross product revenue was reduced by $1.6 billion in 2012 and $0.7 billion in 2011, in accordance with ASC 845-10-15.
Service revenue increased to $44 million in 2012 from $36 million in 2011. The increase in service revenue was primarily due to new storage tanks coming on line in 2012.

Costs of Products Sold
Costs of products sold increased in 2012 to $547 million from $366 million in 2011. Costs of products sold were reduced by $1.6 billion and $0.7 billion in 2012 and 2011, respectively, in accordance with ASC 845-10-15. Costs of products sold increased in 2012 as a result of an increase in the volume of barrels sold to 23.2 million barrels in 2012 from 11.6 million barrels in 2011, combined with a decrease in the average per barrel cost of crude to $90 for 2012 from $91 for 2011.
Operating Expense
Operating expense increased in 2012 to $24 million from $17 million in 2011. The increase is due to the net recovery during 2011 of $2.7 million of previously reserved accounts receivable, and increases in employment expenses of $1.2 million, field expenses of $1.9 million and maintenance expenses of $0.5 million.
General and Administrative Expense
General and administrative expense increased in 2012 to $13 million from $10 million in 2011. The increase is primarily the result of giving effect to a transfer pricing study which increased the allocation of corporate costs by approximately $3 million.
Depreciation and Amortization
Depreciation and amortization expenses increased in 2012 to $12 million from $11 million in 2011. The increase is due to the completion of additional storage facilities at Cushing and Platteville.
(Gain) Loss on Disposal or Impairment of Long-Lived Assets
At the time White Cliffs was deconsolidated in 2010, we recorded a loss of $6.8 million on the disposed ownership interest. In September 2012, we reached a settlement in a dispute concerning the selling price of that ownership interest and reduced the loss by $3.5 million.
Earnings from Equity Method Investment
Crude's equity method investments are White Cliffs and Glass Mountain Pipeline. The increase in earnings from equity method investments in 2012 over 2011 is attributable to increased volume transported by White Cliffs. The Glass Mountain Pipeline is still under construction.

2011 versus 2010
Revenue

	Year Ended December 31,
(in thousands)	2011	2010
Product revenue	$1,083,089	$558,473
ASC 845-10-15	(688,575)	(397,447)
Net unrealized gain (loss) on derivatives	787	(763)
Net product revenue	$395,301	$160,263
Service revenue	35,800	84,297
Other	220	1,294
Total revenue	$431,321	$245,854
Gross product revenue increased in 2011 to $1.1 billion from $0.6 billion in 2010. The increase was primarily due to an increase in the volume sold to 11.6 million barrels at an average sales price of $94 per barrel in 2011 from 7.0 million barrels at an average sales price of $79 per barrel in 2010.
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
Service revenue decreased to $36 million in 2011 from $84 million in 2010. Of this decrease, $36 million relates to the fact that White Cliffs was consolidated until the end of September 2010, but has been accounted for under the equity method since then. (See Note 5 to our consolidated financial statements in this Form 10-K for additional information related to White Cliffs.) In addition, transportation revenue decreased $6.5 million in 2011 compared to 2010. This decrease reflects increased use of buy/sell transactions (as described above) to achieve transportation margin and the completion of a take-or-pay contract. Also, storage revenue decreased $5.1 million in 2011 from 2010 as a result of a decrease in storage rates to levels which are expected to continue until 2015.
Costs of Products Sold
Costs of products sold increased in 2011 to $366 million from $149 million in 2010. Costs of products sold were reduced by $689 million and $397 million in 2011 and 2010, respectively, in accordance with ASC 845-10-15. Costs of products sold increased in 2011 as a result of an increase in the average cost of crude oil per barrel to $91 from $77 in 2010, and an increase in the volume sold to 11.6 million barrels in 2011 from 7.0 million barrels in 2010.
Operating Expense
Operating expense decreased in 2011 to $17 million from $25 million in 2010. Of this decrease, $6.3 million related to operating expenses of White Cliffs, which was a consolidated subsidiary until September 2010, after which it was accounted for under the equity method. An additional $6.0 million of the decrease is attributable to a $3.3 million 2010 bad debt expense of which $2.7 million was recovered in 2011.
Depreciation and Amortization
Depreciation and amortization expense decreased in 2011 to $11 million from $28 million in 2010. This decrease relates to expenses of White Cliffs which was a consolidated subsidiary until September 2010, after which it was accounted for under the equity method.
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
Earnings From Equity Method Investment
Crude’s only equity method investment in 2011 and 2010 was in White Cliffs. Prior to the end of September 2010, we consolidated White Cliffs; after September 2010, we have accounted for our investment in White Cliffs under the equity method.

SemStream
On September 12, 2012, we entered into a definitive agreement to sell the assets and liabilities of SemStream's Arizona residential business, subject to regulatory approval by the Arizona Corporation Commission (the "ACC") and classified the operations of SemStream's Arizona residential business as discontinued. In early December 2012, the ACC granted SemStream regulatory approval to proceed with the sale. Certain summarized information on the results of discontinued operations is shown in Note 7 to our consolidated financial statements beginning on page F-1 of this Form 10-K.
On December 31, 2012, we sold all of the issued and outstanding membership interests in SemStream Arizona Propane L.L.C. to Alliant Gas, LLC in exchange for approximately $12 million, subject to post-closing adjustments. This sale resulted in a gain which is currently estimated to approximate $3 million. The final amount of the gain will not be determined until the post-closing adjustments are completed.
Results of operations for 2012 include a net loss of $403 thousand from our equity method investment in NGL Energy.

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
Results of operations for 2011 include no earnings from our equity method investment in NGL Energy. We include our share of NGL Energy’s earnings on a one quarter lag because we do not receive their financial statements in sufficient time to apply the equity method to the current period.

	Year Ended December 31,
(in thousands)	2012	2011	2010
Revenues	$7	$608,334	$706,374
Expenses:
Costs of products sold	33	595,434	683,733
Operating	(37)	6,448	7,019
General and administrative	930	7,336	8,110
Depreciation and amortization	—	3,501	5,040
(Gain) loss on disposal or impairment of long-lived assets, net	214	(45,821)	(34)
Total expenses	1,140	566,898	703,868
Earnings (losses) from equity method investment	(403)	—	—
Operating income (loss)	$(1,536)	$41,436	$2,506

2011 versus 2010
Revenue

	Year Ended December 31,
(in thousands)	2011	2010
Gross product revenue	$733,037	$833,483
ASC 845-10-15	(128,469)	(118,927)
Net realized loss on derivatives	(10,725)	(24,407)
Net product revenue	$593,843	$690,149
Service revenue	933	1,171
Other	311	862
Net unrealized gain on derivatives	13,247	14,192
Total revenue	$608,334	$706,374
Gross product revenue decreased in 2011 to $733 million from $833 million in 2010. The effect of lower volume (506 million gallons versus 656 million gallons) was only partially offset by higher prices ($1.48 per gallon versus $1.29 per gallon). The decrease in volume reflects the timing of the NGL Energy transaction described above, which reduced the length of the period in which certain sales were made by two months compared to the prior year.
Revenue was reduced by $128 million and $119 million during 2011 and 2010, respectively, in accordance with ASC 845-10-15.
We recorded $11 million in realized losses on derivatives in 2011 compared to $24 million of such losses in 2010. There was less derivative activity during 2011 in anticipation of the NGL Energy transaction described above.

Costs of Products Sold
Costs of products sold decreased in 2011 to $595 million from $684 million in 2010. The decrease is primarily a result of a decline in volume between the periods. The decrease in volume is a result of the NGL transaction described above. Costs of products sold were reduced by $128 million and $119 million in 2011 and 2010, respectively, in accordance with ASC 845-10-15.
Gain on Disposal or Impairment
The gain on disposal or impairment of $46 million recorded in 2011 is the net of $44.3 million gain on the disposal of SemStream assets in the NGL Energy transaction, offset, in part, by a $9 million impairment of goodwill and other intangible assets of SemStream’s Arizona residential propane business. (The Arizona residential propane business was not contributed to NGL Energy.)
Equity Earnings
As noted above, we record our equity in earnings or losses of NGL Energy on a one-quarter lag. Because of this, we have not recorded any equity in earnings or losses of NGL Energy during 2011 (our ownership interests in NGL Energy were acquired on November 1, 2011).

SemLogistics

	Year Ended December 31,
(in thousands)	2012	2011	2010
Revenues	$12,341	$23,314	$38,371
Expenses:
Costs of products sold	196	152	—
Operating	5,921	6,206	8,406
General and administrative	5,652	6,712	5,286
Depreciation and amortization	9,780	9,271	7,881
Loss on disposal or impairment of long-lived assets, net	—	44,663	—
Total expenses	21,549	67,004	21,573
Operating income (loss)	$(9,208)	$(43,690)	$16,798
2012 versus 2011
Revenue
Revenue decreased in 2012 to $12 million from $23 million in 2011. The decline in revenue is a result of a decline in the volume of storage leased and a drop in storage rates. High crude oil prices and backwardated market conditions (i.e., prices for future deliveries are lower than current prices) exist today and are forecast to continue into 2013. These factors have a negative effect on storage economics. As a result, the demand for storage is depressed and we have experienced difficulty securing contract renewals and replacement of long-term contracts.
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
Storage economics have been unfavorable for some time. As a result, during the third quarter 2012, we conducted a test for recoverability in accordance with the guidance provided in ASC 360-10-15-3, Impairment and Disposal of Long-Lived Assets. The estimated undiscounted cash flows exceeded the carrying amount of the assets; therefore, the carrying amount of the long-lived assets are considered recoverable and an impairment was not recorded. We reviewed this analysis in the fourth quarter of 2012 and again concluded that impairment was not warranted. We are aware that it is necessary to continue to monitor this situation and recognize the possibility that an impairment of the long-lived assets may be required in the near future.

General and Administrative Expense
General and administrative expense decreased in 2012 to $6 million from $7 million in 2011. This decrease is primarily the result of giving effect to a transfer pricing study which decreased the allocation of corporate costs by approximately $1 million.
Loss on Disposal or Impairment
During the fourth quarter of each year, we perform a goodwill impairment test for each of our segments that has goodwill. SemLogistics passed the 2011 test initially; however, a review of the sensitivity of the test results indicated that a ten percent reduction in the estimated revenue in 2012 and 2013 would result in a test failure. The sensitivity of the test results to loss of revenue led us to conclude that impairment of the goodwill of SemLogistics was required. Accordingly, we impaired the full amount of goodwill which was $45 million on October 1, 2011.
2011 versus 2010
Revenue
Revenue decreased in 2011 to $23 million from $38 million in 2010. The decline in revenue is a result of a decline in the volume of storage leased. High crude oil prices and backwardated market conditions (i.e., prices for future deliveries are lower than current prices) existed. These factors had a negative effect on storage economics. As a result, the demand for storage was depressed and we experienced difficulty securing contract renewals.
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
Loss on Disposal or Impairment
During the fourth quarter of each year, we perform a goodwill impairment test for each of our segments that has goodwill. SemLogistics passed the 2011 test initially; however, a review of the sensitivity of the test results indicated that a ten percent reduction in the estimated revenue in 2012 and 2013 would result in a test failure. The sensitivity of the test results to loss of revenue led us to conclude that impairment of the goodwill of SemLogistics was required. Accordingly, we impaired the full amount of goodwill which was $45 million on October 1, 2011.

SemCAMS

	Year Ended December 31,
(in thousands)	2012	2011	2010
Revenues	$223,219	$163,367	$144,754
Expenses:
Costs of products sold	768	218	67
Operating	174,284	110,814	95,072
General and administrative	14,020	16,816	18,942
Depreciation and amortization	10,589	10,233	9,556
Gain on disposal or impairment of long-lived assets, net	—	(8)	(14)
Total expenses	199,661	138,073	123,623
Operating income	$23,558	$25,294	$21,131
2012 versus 2011
Revenue
Revenue increased in 2012 to $223 million from $163 million in 2011. This increase is primarily the result of turnaround costs which are recorded as revenue when they are recoverable from the producers who use the plants. Approximately $60.9 million of such costs are included in revenue for the current year. We also earn revenue by charging the producers a fee for processing the recoverable costs. Approximately $5.5 million of such fees related to turnaround costs are included in revenue for the current year. In addition, maintenance capital recovery fees of $6.5 million and increased capital fees on take or pay contracts of $3.3 million also contributed to the increase. These increases were offset, in part, by estimated lost revenue due to wells that have been shut in by producers because of relatively low natural gas prices ($6.2 million) and estimated lost revenue due to turnaround activity ($3.3 million). (Significant reductions in throughput also impair plant operations and emissions compliance.) Lower operating costs flow-through unrelated to turnaround activity ($4.3 million) and foreign exchange changes ($3.3 million) also reduced revenue in 2012 compared to 2011.
Operating Expense
Operating expense increased in 2012 to $174 million from $111 million in 2011. This increase is primarily related to $63.1 million in turnaround costs, $3.1 million in contract services, $2.9 million in operating incentives, $2.3 million in outage repair costs and $2.1 million in sulphur base pad removal costs. These increases were offset, in part, by lower materials costs ($4.6 million), lower power costs ($4.2 million), foreign exchange changes ($2.6 million) and lower salary expense ($1.6 million).
General and Administrative Expense
General and administrative expense decreased in 2012 to $14 million from $17 million in 2011. This decrease is primarily the result of $2.3 million in severance costs in 2011 which did not reoccur in 2012.
2011 versus 2010
Revenue
Revenue increased in 2011 to $163 million from $145 million in 2010. This increase results from increased costs passed through ($10 million), settlement of two disputes ($8 million), foreign exchange gains ($7 million) and higher capital fees ($3 million), offset, in part, by plant outages ($4 million) and gas volume withheld by two producers ($4 million).
Operating Expense
Operating expense increased in 2011 to $111 million from $95 million in 2010. This increase results from higher power costs ($7 million), higher outside services and materials ($6 million), plant outage repairs ($6 million), foreign exchange loss ($4 million), turnaround planning and general maintenance ($3 million) and severance costs ($2 million), offset in part, by recovery of previously written off receivables ($4 million), reductions in accruals ($3 million), reduced salary expense due to staff reductions ($3 million) and settlements of various disputes ($2 million).

General and Administrative Expense
General and administrative expense decreased in 2011 to $17 million from $19 million in 2010. This decrease results primarily from reduced employee costs ($5 million) offset in part by severance costs ($2 million).

SemMexico

	Year Ended December 31,
(in thousands)	2012	2011	2010
Revenues	$263,870	$218,187	$149,557
Expenses:
Costs of products sold	236,851	192,068	129,449
Operating	7,677	5,006	4,742
General and administrative	9,433	11,560	10,352
Depreciation and amortization	6,171	6,502	6,183
(Gain) loss on disposal or impairment of long-lived assets, net	(290)	(200)	8,837
Total expenses	259,842	214,936	159,563
Operating income (loss)	$4,028	$3,251	$(10,006)
2012 versus 2011
Revenue
Revenue increased in 2012 to $264 million from $218 million in 2011. Higher volume (378 thousand metric tons versus 343 thousand metric tons) accounts for 52 percent of this increase and higher sales prices ($691/metric ton versus $628/metric ton) accounts for the remaining 48 percent of the increase. These increases reflect both successful marketing efforts, in general, and a slight increase in sales volume of higher priced polymer modified asphalt and emulsions.
Costs of Products Sold
Costs of products sold increased in 2012 to $237 million from $192 million in 2011. On a per metric ton basis, 2012 was $627 compared to $560 in 2011. The increase in cost per metric ton is essentially the same as the increase in revenue per metric ton described above.
Operating Expense
Operating expense increased in 2012 to $8 million from $5 million in 2011. This increase is primarily the result of a reclassification of $1.5 million in product application system expense to operating expense from general and administrative expense. In addition, fuel expense increased $0.4 million, maintenance increased $0.3 million and bad debt expense increased $0.2 million in 2012 compared to 2011.
General and Administrative Expense
General and administrative expense decreased in 2012 to $9 million from $12 million in 2011. This decrease is primarily the result of a reclassification of $1.5 million in product application system expense from general and administrative expense to operating expense and a reduction of allocated corporate costs of $1.0 million following the completion of a transfer pricing study.
2011 versus 2010
Revenue
Revenue increased in 2011 to $218 million from $150 million in 2010. Higher volume (378 thousand short tons versus 295 thousand short tons) accounts for 61 percent of this increase and higher sales prices ($570/short ton versus $500/ short ton) accounts for the remaining 39 percent of the increase. These increases reflect both successful marketing efforts, in general, and a slight increase in sales volume of higher priced polymer modified asphalt and emulsions.

Costs of Products Sold
Costs of products sold increased in 2011 to $192 million from $129 million in 2010. On a per ton basis, 2011 was $507 compared to $438 in 2010. The increase in cost per ton is essentially the same as the increase in revenue per ton described above.
Loss on Disposal or Impairment
During the 2010 annual test of goodwill for impairment, it was determined that goodwill for this reporting segment was impaired by approximately $9 million. This impairment was due primarily to a slowdown in road construction projects in Mexico.

SemGas

	Year Ended December 31,
(in thousands)	2012	2011	2010
Revenues	$127,870	$105,248	$75,790
Expenses:
Costs of products sold	100,677	75,066	50,800
Operating	12,712	9,027	6,342
General and administrative	6,195	6,521	6,626
Depreciation and amortization	7,043	5,986	5,480
Loss on disposal or impairment of long-lived assets, net	46	4	12
Total expenses	126,673	96,604	69,260
Operating income	$1,197	$8,644	$6,530
2012 versus 2011
Revenue
Revenue increased in 2012 to $128 million from $105 million in 2011. Higher volume (34,276 MMcf versus 19,691 MMcf) was largely offset by significantly lower sales prices ($3.73/Mcf versus $5.35/Mcf). The price per Mcf shown is the revenue derived from the sale of natural gas and natural gas liquids divided by total wellhead volume during the period.
Costs of Products Sold
Costs of products sold increased in 2012 to $101 million from $75 million in 2011. The increase is primarily related to higher volume and lower prices as described above. In addition, certain contracts were revised to be more favorable to producers who had achieved delivery incentive thresholds. These revisions resulted in higher costs of products sold expressed as a percentage of revenue. At times we were unable to process all the gas received at our plants, yet contracts with certain producers require payment based upon a deemed yield of natural gas liquids from the volume of raw gas received. In periods when raw gas is not processed, such contracts also increase the costs of products sold, expressed as a percentage of revenue.
Adjusted Gross Margin

	Year Ended December 31,
(in thousands)	2012	2011
Revenue	$127,870	$105,248
Less: cost of products sold, exclusive of depreciation	100,677	75,066
Less: Unrealized (gain) loss on derivatives	—	—
Adjusted gross margin	$27,193	$30,182

The following table presents a reconciliation of operating income to Adjusted gross margin, the most directly comparable GAAP financial measure for each of the periods indicated.

	Year Ended December 31,
(in thousands)	2012	2011
Reconciliation of operating income to Adjusted gross margin:
Operating income	$1,197	$8,644
Add:
Unrealized (gain) loss on derivatives	—	—
Operating expense	12,712	9,027
General and administrative expense	6,195	6,521
Depreciation and amortization expense	7,043	5,986
Loss on disposal or impairment of long-lived assets, net	46	4
Adjusted gross margin	$27,193	$30,182
Operating Expense
Operating expense increased in 2012 to $13 million from $9 million in 2011. This increase is due to increased compression costs ($2.5 million), increased outside services ($0.7 million) and increased employment expenses ($0.4 million). These increases reflect higher volume processed and construction activity, particularly in Oklahoma.
2011 versus 2010
Revenue
Revenue increased in 2011 to $105 million from $76 million in 2010. Higher volume (19,691 MMcf versus 15,697 MMcf) accounts for 65 percent of this increase and higher sales prices ($5.35/Mcf versus $4.83/Mcf) account for the remaining 35 percent of the increase. The price per Mcf shown is the revenue derived from the sale of natural gas and natural gas liquids divided by total wellhead volume during the period.
Costs of Products Sold
Costs of products sold increased in 2011 to $75 million from $51 million in 2010. The increase is primarily related to higher volume and prices as described above. In addition, certain contracts were revised to be more favorable to producers which resulted in higher costs of products sold, expressed as a percentage of revenue.
Adjusted Gross Margin

	Year Ended December 31,
(in thousands)	2011	2010
Revenue	$105,248	$75,790
Less: cost of products sold, exclusive of depreciation	75,066	50,800
Less: Unrealized (gain) loss on derivatives	—	—
Adjusted gross margin	$30,182	$24,990
The following table presents a reconciliation of operating income to Adjusted gross margin, the most directly comparable GAAP financial measure for each of the periods indicated.

	Year Ended December 31,
(in thousands)	2011	2010
Reconciliation of operating income to Adjusted gross margin:
Operating income	$8,644	$6,530
Add:
Unrealized (gain) loss on derivatives	—	—
Operating expense	9,027	6,342
General and administrative expense	6,521	6,626
Depreciation and amortization expense	5,986	5,480
Loss on disposal or impairment of long-lived assets, net	4	12
Adjusted gross margin	$30,182	$24,990
Operating Expense
Operating expense increased in 2011 to $9 million from $6 million in 2010. This increase is primarily a reflection of higher volume processed resulting in higher field expenses, labor costs, property taxes, maintenance and outside services.

Other and Eliminations

	Year Ended December 31,
(in thousands)	2012	2011	2010
Revenues	$(10,607)	$(84,525)	$257,712
Expenses:
Costs of products sold	(10,606)	(84,764)	245,263
Operating	—	70	4,306
General and administrative	22,367	16,745	25,995
Depreciation and amortization	2,496	2,951	7,375
Loss on disposal or impairment of long-lived assets, net	—	1,599	89,355
Total expenses	14,257	(63,399)	372,294
Operating loss	$(24,864)	$(21,126)	$(114,582)
Other and Eliminations is not an operating segment. This table is included to permit the reconciliation of segment information to that of the consolidated Company. We sold the property, plant and equipment of SemCanada Crude during fourth quarter 2010 and began winding down its operations. SemCanada Crude ceased to be an operating segment during fourth quarter 2010, and its results of operations for the year ended December 31, 2010 are included in the table above.

Liquidity and Capital Resources
Sources and Uses of Cash
Our principal sources of short-term liquidity are cash generated from our operations and borrowings under our revolving credit facilities. The consolidated cash balance on December 31, 2012 (including restricted cash) was approximately $115 million. Of this amount, approximately $56 million was held in Canada and may be subject to tax if transferred to the U.S., and approximately $33 million is restricted cash primarily set aside for settlement of pre-petition claims. Potential sources of long-term liquidity include debt and equity securities. Our primary cash requirements currently are operating expenses, capital expenditures and quarterly distributions to unitholders of our subsidiary, Rose Rock. In general, we expect to fund:

•	operating expenses, maintenance capital expenditures and cash distributions through existing cash and cash from operating activities;

•	expansion capital expenditures and any working capital deficits through cash on hand and our revolving credit facilities; and

•	debt principal payments through cash from operating activities and refinancings when the credit facilities become due.
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
We believe our cash from operations and our remaining borrowing capacity allow us to manage our day-to-day cash requirements, distribute the minimum quarterly distribution on Rose Rock's outstanding common units and meet our capital expenditures commitments for the coming year.
The following table summarizes our changes in unrestricted cash for the periods presented:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Statement of cash flow data:
Cash flows provided by (used for):
Operating activities	$79,642	$74,041	$122,567
Investing activities	(161,891)	36,922	121,243
Financing activities	86,483	(124,683)	(191,756)
Subtotal	4,234	(13,720)	52,054
Effect of exchange rate on cash and cash equivalents	(610)	(34)	(3,812)
Change in cash and cash equivalents	3,624	(13,754)	48,242
Change in cash and cash equivalents included in discontinued operations	2,792	(454)	1,387
Change in cash and cash equivalents from continuing operations	6,416	(14,208)	49,629
Cash and cash equivalents at beginning of period	73,613	87,821	38,192
Cash and cash equivalents at end of period	$80,029	$73,613	$87,821
Operating Activities
The components of operating cash flows can be summarized as follows (in thousands):

	Year Ended December 31,
(in thousands)	2012	2011	2010
Net income	$31,897	$2,812	$(132,072)
Non-cash expenses, net	62,028	59,821	192,502
Changes in operating assets and liabilities	(14,283)	11,408	62,137
Net cash flows provided by operating activities	$79,642	$74,041	$122,567
2012 Compared to 2011
Non-cash expenses increased to $62 million in 2012 from $60 million in 2011. Significant changes from prior year include:

•	$15.3 million reduction in the net unrealized gain on derivative instruments driven by changes in the price, quantity and timing of derivative instruments outstanding at December 31, 2012 and 2011,

•	$7.1 million reduction in the change in the allowance for doubtful accounts due to prior year changes in the allowance primarily at SemCAMS,

•	$26.3 million change in the fair value of warrants due to increasing market prices,

•	decreased debt amortization of $28 million due to the prior year credit facility refinancing,

•	lower depreciation expense of $2.5 million due primarily to the contribution of SemStream assets to NGL Energy, and

•
a net increase in gain on disposal or impairment of long-lived assets of $16.1 million due mainly to the September 2012 receipt of additional proceeds from the White Cliffs settlement and a gain on sale of the disposal of SemStream's Arizona residential business in December 2012 and prior year net losses on disposal or impairment of long-lived assets.

Changes in operating assets and liabilities during the year ended December 31, 2012 relative to the prior year consisted primarily of:

•	$4.9 million decrease in restricted cash due to payments made to settle liabilities to pre-petition creditors,

•
$128.8 million increase in accounts receivable due primarily to a $91.3 million increase at Rose Rock related to increased marketing and buy/sell activities around our Bakken Shale operations and Kansas and Oklahoma pipeline system, which are driven by demand in those areas and our ability to capture value related to changing market conditions, along with a $31 million increase at SemCAMS due to the timing of billings related to the K3 plant turnaround,

•	$4.2 million decrease in other current assets due primarily to amortization of prepaid expenses,

•
$112.2 million increase in accounts payable and accrued liabilities due primarily to an increase in accounts payable at Rose Rock of $95.1 million related to increased marketing and buy/sell activity, along with an increase in accrued liabilities at SemCAMS of $11.6 million related to the K3 plant turnaround,

•	$6.9 million decrease in payables to affiliates due to decreased payables to NGL Energy, and

•	$5.2 million decrease in payables to prepetition creditors (due to settlement payments).
2011 Compared to 2010
Non-cash expenses decreased to $60 million in 2011 from $193 million in 2010. Significant changes from prior year include:

•
$20 million decrease in depreciation and amortization due mainly to the contribution of SemStream assets to NGL Energy in late 2011 and the deconsolidation of White Cliffs in late 2010 to an equity method investment,

•
$96 million in loss on disposal or impairment of long-lived assets, net from the 2010 SemCanada Crude impairment, the 2010 loss on disposal from the deconsolidation of White Cliffs, and the 2010 SemMexico goodwill impairment, all of which were events that did not reoccur in 2011, and

•	$18 million related to changes in the allowance for doubtful accounts.
Changes in operating assets and liabilities during the year ended December 31, 2011 relative to the prior year consisted primarily of:

•	$26 million decrease in restricted cash,

•	$29 million decrease in accounts receivable due to the contribution of SemStream assets partially offset by increased buy/sell and marketing at Rose Rock,

•	$14 million decrease in derivatives and margin deposits primarily due to the contribution of SemStream assets to NGL Energy, and

•	$34 million reduction in payables to prepetition creditors.
Investing Activities
For the year ended December 31, 2012, we had net cash outflows of $161.9 million, primarily as a result of $119.3 million in capital expenditures and $78.3 million of investments in non-consolidated subsidiaries. Capital expenditures related primarily to Rose Rock's Cushing expansion projects, SemGas' Northern Oklahoma expansion projects and well connects and the Wattenburg Oil Trunkline. Investments in non-consolidated subsidiaries represents investments primarily in the Glass Mountain Pipeline. The capital expenditures and investments in the Glass Mountain Pipeline were offset by $12.3 million in proceeds from the sale of the assets and liabilities of SemStream’s Arizona residential business in December 2012 and $17.3 million of distributions in excess of equity earnings driven from $8.1 million of distributions from White Cliffs and $9.2 million of distributions received from NGL Energy.

For the year ended December 31, 2011, we had net cash inflows of $36.9 million, primarily as a result of $93.1 million in proceeds from the contribution of certain SemStream assets to NGL Energy, $12.5 million in distributions from White Cliffs in excess of equity earnings and $66.0 million in capital expenditures.
For the year ended December 31, 2010, we had net cash inflows of $121.2 million, primarily as a result of $140.8 million received from the sale of interests in White Cliffs, cash outflows of $48.5 million for capital expenditures and $24.5 million of proceeds received from the sale of assets.
Financing Activities
For the year ended December 31, 2012, we had net cash inflows of $86.5 million, substantially all of which related to borrowings on long-term debt of $318 million, principal payments of $222.1 million and partnership distributions of $8.5 million. The increase in net cash inflows compared to the previous year is due primarily to increased credit facility usage related to the Company's increase in capital projects.
For the year ended December 31, 2011, we had net cash outflows of $124.7 million, primarily as a result of $503.2 million of principal payments on debt, $12.5 million in debt issuance costs, $264.0 million in borrowings and $127.1 million in proceeds received from the sale of limited partner interests in Rose Rock.
For the year ended December 31, 2010, we had net cash outflows of $191.8 million, primarily as a result of $348.7 million of principal payments on debt and $159.2 million in borrowings.
SemGroup Revolving Credit Facility
At December 31, 2012, we had $201.5 million outstanding under our $300 million revolving credit facility. In addition, we had $2.1 million in outstanding letters of credit on that date. The maximum letter of credit capacity under this facility is $250 million. The credit agreement includes customary affirmative and negative covenants.
At December 31, 2012, we were in compliance with the terms of the credit agreement.
Rose Rock Revolving Credit Facility
On November 10, 2011, Rose Rock entered into a five-year senior secured revolving credit facility agreement. The credit facility under this agreement became effective upon completion of Rock Rock's initial public offering on December 14, 2011.

The credit agreement initially provided for a revolving credit facility of $150 million. In September 2012, Rose Rock amended the credit agreement such that the revolving credit facility may under certain conditions be increased by up to an additional $400 million. Prior to this amendment, the agreement provided for an increase of up to an additional $200 million. The credit facility includes a $75 million sub-limit for the issuance of letters of credit. All amounts outstanding under the agreement will be due and payable on December 14, 2016.

On January, 11, 2013, the credit facility capacity was increased to $385 million and Rose Rock borrowed $133.5 million in connection with the purchase of a one-third interest in SCPL from SemGroup and to pay transaction related expenses.
At December 31, 2012, Rose Rock had $4.5 million of outstanding cash borrowings under its $150 million revolving credit facility. There were $41.1 million in outstanding letters of credit. The credit facility also allows for the use of Secured Bilateral Letters of Credit, which are issued external to the credit facility and do not reduce revolver availability. At December 31, 2012, we had $2.7 million of Bilateral Letters of Credit outstanding. The credit agreement includes customary affirmative and negative covenants and also restricts Rose Rock's ability to make certain types of payments related to its capital stock, including the declaration or payment of distributions; provided that Rose Rock may make quarterly distributions of available cash so long as no default under the agreement then exists or would result therefrom.
At December 31, 2012, Rose Rock was in compliance with the terms of the credit agreement.
SemMexico Revolving Credit Facilities
SemMexico has three credit facilities: 1) a facility entered into in 2010 that allows the borrowing of up to 80 million Mexican pesos; 2) a facility entered into in June 2012 that allows the borrowing of up to 44 million Mexican pesos; and 3) a facility entered into in July 2012 that allows the borrowing of up to 56 million Mexican pesos. At December 31, 2012, there were no outstanding borrowings. Borrowings under these facilities, should they occur, would mature in either May 2013, July 2013, or June 2015 depending on which facility the money was borrowed under. SemMexico had 292.8 million Mexican pesos (U.S. $22.5 million equivalent at the December 31, 2012 exchange rate) in outstanding letters of credit.

At December 31, 2012, we were in compliance with the terms of these facilities.
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

During the year ended December 31, 2012, we spent $198 million (cash basis), on capital projects including capital contributions to affiliates for funding growth projects. Projected capital expenditures for 2013 are estimated at $370 million in expansion projects, including capital contributions to affiliates to fund growth projects, and $30 million in maintenance projects. These estimates may change as future events unfold. See "Cautionary Note Regarding Forward-Looking Statements."
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
Rose Rock Distributions
The table below sets out the cash distributions made by Rose Rock during calendar year 2012.

2012 Quarter	Cash Distribution Paid per Common Unit
First	$0.0670
Second	$0.3725
Third	$0.3825
Fourth	$0.3925
The cash distribution paid in the first quarter of 2012 was $0.0670 per unit. This prorated amount corresponds to the minimum quarterly cash distribution of $0.3625 per unit, or $1.45 per unit on an annualized basis. The proration period began on December 15, 2011, immediately after the closing date of our initial public offering, and continued through December 31, 2011. The distribution was paid on February 13, 2012 to all unitholders of record as of February 3, 2012.
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

Commitments
Contractual Obligations
In the ordinary course of business we enter into various contractual obligations for varying terms and amounts. The following table includes our contractual obligations as of December 31, 2012, and our best estimate of the period in which the obligation will be settled (in thousands):

	2013	2014	2015	2016	2017	Thereafter
Long-term debt (1)	$—	$—	$—	$206,000	$—	$—
Interest (1)	11,933	11,933	11,933	6,064	—	—
Capital leases	24	27	28	7	—	—
Operating leases	3,882	3,170	2,312	5,119	4,723	419
Purchase commitments	1,092,764	825,090	205,163	—	—	—
Payables to pre-petition creditors (2)	32,933	—	—	—	—	—
Capital expenditure expansion projects (3)	197,051	29,518	—	—	—
Total	$1,338,587	$869,738	$219,436	$217,190	$4,723	$419

(1)	Assumes interest rates, fee rates and letters of credit and loans outstanding are as of December 31, 2012, and remain constant thereafter until maturity except for required principal payments.

(2)	Restricted cash in the amount of $33.7 million is held in an account restricted for this purpose.

(3)
Capital expenditure expansion projects includes our 51% interest in the White Cliffs Pipeline expansion, our 50% interest in the Glass Mountain Pipeline project and our 100% interest in the Wattenberg Oil Trunkline.

In addition to the items in the table above, we have entered into various operational commitments and agreements related to pipeline operations and to the marketing, transportation, terminalling and storage of petroleum products. We have also entered into certain petroleum products derivative instruments, for which the fair value is a net liability of $1.0 million at December 31, 2012.
Letters of Credit
In connection with our purchasing activities, we provide certain suppliers and transporters with irrevocable standby letters of credit to secure our obligation for the purchase of petroleum products. Our liabilities with respect to these purchase obligations are recorded as accounts payable on our balance sheet in the month the petroleum products are purchased. Generally, these letters of credit are issued for 70-day periods (with a maximum of 364-day periods) and are terminated upon completion of each transaction. At December 31, 2012 and December 31, 2011, we had outstanding letters of credit of approximately $68.4 million and $52.1 million, respectively.

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
Estimates of reporting unit's fair value

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
Income Taxes and Valuation Allowance for Deferred Tax Assets
As of December 31, 2012, we have a valuation allowance of $155.8 million on our deferred tax assets. Foreign tax credits of $92.6 million are the primary deferred tax asset. As of December 31, 2011, we had a valuation allowance of $145.4 million on our deferred tax assets. Foreign tax credits of $77.3 million were the primary deferred tax asset. In assessing the recognition of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the existence of sufficient taxable income of the appropriate character within the carryback and carryforward period available under the tax law. Sources of taxable income include future reversals of existing taxable temporary differences, future earnings and available tax planning strategies.
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

Recent Accounting Pronouncements
See Note 3 of our consolidated financial statements beginning on page F-1 of this Form 10-K.

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
We are exposed to various market risks, including changes in (i) petroleum prices, particularly natural gas liquids, crude oil and natural gas, (ii) interest rates, and (iii) currency exchange rates. We may utilize from time-to-time various derivative instruments to manage such exposure. Our risk management policies and procedures are designed to monitor physical and financial commodity positions and the resulting outright commodity price risk as well as basis risk resulting from differences in commodity grades, purchase and sale locations and purchase and sale timing. We have a risk management function that has responsibility and authority for our Comprehensive Risk Management Policy, which governs our enterprise-wide risks, including the market risks discussed in this item. Subject to our Comprehensive Risk Management Policy, our finance and treasury function has responsibility and authority for managing exposure to interest rates and currency exchange rates. To manage the risks discussed above, we engage in price risk management activities.
Commodity Price Risk
The table below outlines the range of NYMEX prompt month daily settle prices for crude oil and natural gas futures, and the range of daily propane spot prices provided by an independent, third-party broker for the years ended December 31, 2012, December 31, 2011 and 2010.

	Light Sweet Crude Oil Futures ($ per Barrel)	Mont Belvieu (Non-LDH) Spot Propane ($ per Gallon)	Henry Hub Natural Gas Futures ($ per MMBtu)
Year Ended December 31, 2012
High	$109.77	$1.40	$3.90
Low	$77.69	$0.71	$1.91
High/Low Differential	$32.08	$0.69	$1.99
Year Ended December 31, 2011
High	$113.93	$1.63	$4.85
Low	$75.67	$1.30	$2.99
High/Low Differential	$38.26	$0.33	$1.86
Year Ended December 31, 2010
High	$91.51	$1.43	$6.01
Low	$68.01	$0.96	$3.29
High/Low Differential	$23.50	$0.47	$2.72
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

However, the SemGas segment has exposure to commodity price risk because of the nature of certain contracts for which our fee is based on a percentage of proceeds or index related to the prices of natural gas, natural gas liquids and condensate. Given current volumes, liquid recoveries and contract terms, we estimate the following sensitivities:

•	A $0.10 change in natural gas price results in approximately a $300 thousand impact to Adjusted gross margin.

•	A $0.10 change in natural gas liquids prices (Conway and Mont Belvieu) results in approximately a $2.2 million impact to Adjusted gross margin.

•	A $10.00 change in condensate price results in approximately a $1.5 million impact to Adjusted gross margin.
The above sensitivities may be impacted by changes in contract mix, change in production or other factors which are outside of our control.
Additionally, based on our open derivative contracts at December 31, 2012, an increase in the applicable market price or prices for each derivative contract would result in a decrease in our crude oil sales revenues. Likewise, a decrease in the applicable market price or prices for each derivative contract would result in an increase in our crude oil sales revenues. However, the increases or decreases in crude oil sales revenues we recognize from our open derivative contracts are substantially offset by higher or lower crude oil sales revenues when the physical sale of the product occurs. These contracts may be for the purchase or sale of crude oil or in markets different from the physical markets in which we are attempting to hedge our exposure, or may have timing differences relative to the physical markets. As a result of these factors, our hedges may not eliminate all price risks.
The notional volumes and fair value of our commodity derivatives open positions, as well as the change in fair value that would be expected from a 10% market price increase or decrease, is shown in the table below (in thousands):

	Notional Volume (Barrels)	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease	Settlement Date
Crude Oil:
Futures contracts	200	$(1,034)	$(1,836)	$1,836	January/February 2013
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
Interest Rate Risk
We utilize both fixed and variable rate debt and are exposed to market risk due to the floating interest rates on our credit facilities. Therefore, from time-to-time we may utilize interest rate derivatives to manage interest obligations on specific debt issuances. Our variable rate debt bears interest at LIBOR or prime, subject to certain floors, plus the applicable margin. At December 31, 2012, an increase in these base rates of 1%, above the base rate floors, would increase our interest expense by $2.1 million per year.
The average interest rates presented below are based upon rates in effect at December 31, 2012 and December 31, 2011. The carrying value of the variable rate instruments in our credit facilities approximate fair value primarily because our rates fluctuate with prevailing market rates.
The following table summarizes our debt obligations:

Liabilities	December 31, 2012		December 31, 2011
Short-term debt—variable rate	$0	million	$26.1	million
Average interest rate	—%		3.22%
Long-term debt—variable rate	$206.0 million		$83.3	million
Average interest rate	4.74%		3.37%
Long-term debt—fixed rate	$0	million	$0	million
Fixed interest rate	—%		—%
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) are effective as of December 31, 2012. This conclusion is based on an evaluation conducted under the supervision and participation of our Chief Executive Officer and Chief Financial Officer along with our management. Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.
Our internal control over financial reporting as of December 31, 2012, has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report that is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended December 31, 2012, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item concerning our directors and corporate governance matters is incorporated by reference to the information in the sections entitled “PROPOSAL 1 – ELECTION OF DIRECTORS” and “CORPORATE GOVERNANCE,” respectively, of our Proxy Statement for the 2013 Annual Meeting of Stockholders (the “Proxy Statement”). The information required by this item with respect to the Section 16 ownership reports is incorporated by reference to the section entitled “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Proxy Statement. The information required by this item with respect to our executive officers is included in Part I of this Form 10-K under the section entitled “Executive Officers of the Registrant.” A copy of our Code of Business Conduct and Ethics is posted on our website at www.semgroupcorp.com.

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

Item 14. Principal Accountant Fees and Services
The information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth in the sections entitled “FEES OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” and “AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES” of the Proxy Statement.

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

2.6
Contribution Agreement, dated as of January 8, 2013, by and among SemGroup Corporation, Rose Rock Midstream Holdings, LLC, Rose Rock Midstream GP, LLC, Rose Rock Midstream, L.P. and Rose Rock Midstream Operating, L.L.C. (filed as Exhibit 2.1 to our current report on Form 8-K dated January 8, 2013, filed January 14, 2013).

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

4.5
First Amendment to Warrant Agreement, dated as of November 1, 2012, by and between SemGroup Corporation and Computershare Shareowner Services LLC (successor-in-interest to Mellon Investor Services, LLC).

Exhibit Number	Description
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

10.10*
Amendment No. 2 to SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for executive officers and employees in the United States (filed as Exhibit 10.10 to our annual report on Form 10-K for the fiscal year ended December 31, 2011, filed February 29, 2012 (the "2011 Form 10-K")).

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

10.13*	Form of Severance Agreement between SemGroup Corporation and each of its executive officers other than Norman J. Szydlowski (filed as Exhibit 10.13 to the Form 10).

10.14*	Form of Amendment to Severance Agreement between SemGroup Corporation and certain of its executive officers (filed as Exhibit 10.14 to the 2011 Form 10-K).

10.15*	SemGroup Corporation Equity Incentive Plan Form of Retention Award Agreement for certain executive officers (filed as Exhibit 10.14 to the Form 10).

10.16*	SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for Directors for awards granted on or after August 31, 2010 (filed as Exhibit 10.17 to the Form 10).

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

10.20*	Form of 2012 Performance Share Unit Award Agreement under the SemGroup Corporation Equity Incentive Plan for executive officers (filed as Exhibit 10.20 to the 2011 Form 10-K).

10.21*
Form of Restricted Stock Award Agreement under the SemGroup Corporation Equity Incentive Plan for executive officers and employees in the United States for awards granted on or after January 1, 2012 (filed as Exhibit 10.21 to the 2011 Form 10-K).

10.22*	SemGroup Corporation Short-Term Incentive Program (filed as Exhibit 10.1 to our current report on Form 8-K dated February 24, 2011, filed March 2, 2011).

Exhibit Number		Description

10.23*		Consulting Services Agreement, effective as of February 2, 2012, by and between SemGroup Corporation and David B. Gorte (filed as Exhibit 10.23 to the 2011 Form 10-K).

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

10.29		Fifth Amendment to the Credit Facility, dated as of September 26, 2012 (filed as Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2012, filed November 9, 2012).

10.30
First Amendment, dated as of September 26, 2012, to the Credit Agreement among Rose Rock Midstream, L.P., certain subsidiaries of Rose Rock Midstream, L.P., as guarantors, the lenders party thereto and The Royal Bank of Scotland plc, as administrative agent and collateral agent for the lenders (filed as Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended September 30, 2012, filed November 9, 2012).

10.31*		SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for Directors for awards granted on or after May 22, 2012.

10.32
Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Rose Rock Midstream, L.P. (filed as Exhibit 3.1 to Rose Rock Midstream, L.P.'s current report on Form 8-K dated January 8, 2013, filed January 14, 2013).

10.33*		SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for executive officers and employees in the United States for awards granted on or after March 1, 2013.

10.34*		SemGroup Corporation Equity Incentive Plan Form of Performance Share Unit Award Agreement for executive officers for awards granted on or after March 1, 2013.

10.35*	`	Form of Restricted Unit Award Agreement (Employees) under the Rose Rock Midstream Equity Incentive Plan for awards granted on or after March 1, 2013.

21		Subsidiaries of SemGroup Corporation.

23.1		Consent of Independent Registered Public Accounting Firm.

31.1		Rule 13a – 14(a)/15d – 14(a) Certification of Norman J. Szydlowski, Chief Executive Officer.

31.2		Rule 13a – 14(a)/15d – 14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.

32.1		Section 1350 Certification of Norman J. Szydlowski, Chief Executive Officer.

32.2		Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.

99.1		White Cliffs Pipeline, L.L.C. financial statements presented pursuant to Rule 3-09 of Regulation S-X.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2012 and 2011, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010, (iii) the Consolidated Statements of Changes in Owners’ Equity for the years ended December 31, 2012, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (v) the Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMGROUP CORPORATION
Date: March 1, 2013
	By:	/s/ Robert N. Fitzgerald
Robert N. Fitzgerald
Senior Vice President and
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Norman J. Szydlowski	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2013
Norman J. Szydlowski

/s/ Robert N. Fitzgerald	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2013
Robert N. Fitzgerald

/s/ Paul F. Largess	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	March 1, 2013
Paul F. Largess

/s/ John F. Chlebowski	Chairman of the Board and Director	March 1, 2013
John F. Chlebowski

/s/ Ronald A. Ballschmiede	Director	March 1, 2013
Ronald A. Ballschmiede

/s/ Sarah M. Barpoulis	Director	March 1, 2013
Sarah M. Barpoulis

/s/ Karl F. Kurz	Director	March 1, 2013
Karl F. Kurz

/s/ James H. Lytal	Director	March 1, 2013
James H. Lytal

/s/ Thomas R. McDaniel	Director	March 1, 2013
Thomas R. McDaniel

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
SemGroup Corporation
Tulsa, Oklahoma
We have audited the accompanying consolidated balance sheets of SemGroup Corporation (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), owners’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SemGroup Corporation at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SemGroup Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 1, 2013, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP
Dallas, Texas
March 1, 2013

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
SemGroup Corporation
Tulsa, Oklahoma
We have audited SemGroup Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SemGroup Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, SemGroup Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SemGroup Corporation as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), owners’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP
Dallas, Texas
March 1, 2013

SEMGROUP CORPORATION
Consolidated Balance Sheets
(Dollars in thousands)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$80,029	$73,613
Restricted cash	34,678	39,543
Accounts receivable (net of allowance of $3,687 and $3,623 at December 31, 2012 and 2011, respectively)	346,169	209,781
Receivable from affiliates	6,178	6,408
Inventories	34,433	31,994
Other current assets	18,516	28,396
Total current assets	520,003	389,735
Property, plant and equipment (net of accumulated depreciation of $130,886 and $83,481 at December 31, 2012 and 2011, respectively)	814,724	733,925
Equity method investments	387,802	327,243
Goodwill	9,884	9,453
Other intangible assets (net of accumulated amortization of $6,701 and $4,336 at December 31, 2012 and 2011, respectively)	7,585	8,950
Other noncurrent assets, net	8,181	21,875
Total assets	$1,748,179	$1,491,181
LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$253,623	$145,203
Payable to affiliates	—	6,314
Accrued liabilities	63,831	53,675
Payables to pre-petition creditors	32,933	37,800
Deferred revenue	18,973	23,031
Other current liabilities	4,960	4,430
Current portion of long-term debt	24	26,058
Total current liabilities	374,344	296,511
Long-term debt	206,062	83,277
Deferred income taxes	65,620	73,784
Other noncurrent liabilities	80,625	58,944
Commitments and contingencies (Note 16)
SemGroup Corporation owners’ equity:
Common stock (Note 17)	420	418
Additional paid-in capital	1,039,189	1,032,365
Treasury stock, at cost (Note 17)	(242)	—
Accumulated deficit	(145,674)	(167,812)
Accumulated other comprehensive loss	(1,299)	(13,875)
Total SemGroup Corporation owners’ equity	892,394	851,096
Noncontrolling interests in consolidated subsidiaries	129,134	127,569
Total owners’ equity	1,021,528	978,665
Total liabilities and owners’ equity	$1,748,179	$1,491,181
The accompanying notes are an integral part of these consolidated financial statements.

SEMGROUP CORPORATION
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except per share amounts)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Revenues:
Product	$953,738	$1,237,313	$1,343,782
Service	117,721	123,345	180,975
Other	166,038	104,588	93,655
Total revenues	1,237,497	1,465,246	1,618,412
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	874,885	1,144,439	1,258,695
Operating	224,700	155,041	151,385
General and administrative	71,918	75,447	85,836
Depreciation and amortization	48,210	49,823	69,158
(Gain) loss on disposal or impairment of long-lived assets, net	(3,531)	301	105,051
Total expenses	1,216,182	1,425,051	1,670,125
Earnings from equity method investments	36,036	15,004	1,949
Operating income (loss)	57,351	55,199	(49,764)
Other expenses (income):
Interest expense	8,902	60,138	86,121
Foreign currency transaction loss (gain)	298	(3,450)	2,899
Other expense (income), net	21,271	(11,539)	1,439
Total other expenses, net	30,471	45,149	90,459
Income (loss) from continuing operations before income taxes	26,880	10,050	(140,223)
Income tax expense (benefit)	(2,078)	(2,310)	(6,320)
Income (loss) from continuing operations	28,958	12,360	(133,903)
Income (loss) from discontinued operations, net of income taxes	2,939	(9,548)	1,831
Net income (loss)	31,897	2,812	(132,072)
Less: net income attributable to noncontrolling interests	9,797	435	225
Net income (loss) attributable to SemGroup	$22,100	$2,377	$(132,297)
Net income (loss)	$31,897	$2,812	$(132,072)
Other comprehensive income (loss):
Currency translation adjustments	12,635	(13,075)	6,475
Other, net of income tax	(59)	(1,915)	(2,026)
Total other comprehensive income (loss)	12,576	(14,990)	4,449
Comprehensive income (loss)	44,473	(12,178)	(127,623)
Less: comprehensive income attributable to noncontrolling interests	9,797	435	225
Comprehensive income (loss) attributable to SemGroup	$34,676	$(12,613)	$(127,848)
Net income (loss) per common share (Note 18):
Basic	$0.53	$0.06	$(3.20)
Diluted	$0.52	$(0.06)	$(3.20)
The accompanying notes are an integral part of these consolidated financial statements.

SEMGROUP CORPORATION
Consolidated Statements of Changes in Owners’ Equity
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Owners’ Equity
Balance at December 31, 2009	$414	$1,017,498	$—	$(37,892)	$(3,334)	$1,571	$978,257
Net income (loss)	—	—	—	(132,297)	—	225	(132,072)
Other comprehensive income	—	—	—	—	4,449	—	4,449
Distributions to noncontrolling interests	—	—	—	—	—	(277)	(277)
Non-cash equity compensation	—	6,230	—	—	—	—	6,230
Issuance of common stock under compensation plans	1	(1)	—	—	—	—	—
Deconsolidation of White Cliffs	—	—	—	—	—	(1,371)	(1,371)
Other	—	—	—	—	—	(148)	(148)
Balance at December 31, 2010	415	1,023,727	—	(170,189)	1,115	—	855,068
Net income	—	—	—	2,377	—	435	2,812
Other comprehensive loss	—	—	—	—	(14,990)	—	(14,990)
Non-cash equity compensation	—	8,641	—	—	—	—	8,641
Issuance of common stock under compensation plans	3	(3)	—	—	—	—	—
Net proceeds from public offering of Rose Rock Midstream, L.P. interests	—	—	—	—	—	127,134	127,134
Balance at December 31, 2011	418	1,032,365	—	(167,812)	(13,875)	127,569	978,665
Net income	—	—	—	22,100	—	9,797	31,897
Other comprehensive income	—	—	—	—	12,576	—	12,576
Distributions to noncontrolling interests	—	—	—	—	—	(8,502)	(8,502)
Non-cash equity compensation	—	6,195	—	—	—	308	6,503
Warrants exercised	—	631	—	—	—	—	631
Issuance of common stock under compensation plans	2	(2)	—	—	—	—	—
Repurchase of common stock	—	—	(242)	—	—	—	(242)
Other	—	—	—	38	—	(38)	—
Balance at December 31, 2012	$420	$1,039,189	$(242)	$(145,674)	$(1,299)	$129,134	$1,021,528
 The accompanying notes are an integral part of these consolidated financial statements.

SEMGROUP CORPORATION
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Cash flows from operating activities:
Net income (loss)	$31,897	$2,812	$(132,072)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net unrealized (gain) loss related to derivative instruments	1,196	(14,114)	(13,339)
Depreciation and amortization	48,646	51,189	70,882
(Gain) loss on disposal or impairment of long-lived assets, net	(6,621)	9,497	105,050
Equity earnings from investments	(36,036)	(15,004)	(1,949)
Distributions from equity investments	36,440	15,004	1,949
Amortization and write down of debt issuance costs	2,425	30,338	23,601
Deferred tax benefit	(11,818)	(9,847)	(13,719)
Non-cash compensation expense	6,503	8,641	6,230
(Gain) loss on fair value of warrants	21,310	(5,012)	283
Provision for uncollectible accounts receivable, net of recoveries	(315)	(7,421)	10,613
Currency (gain) loss	298	(3,450)	2,901
Changes in operating assets and liabilities (Note 22)	(14,283)	11,408	62,137
Net cash provided by operating activities	79,642	74,041	122,567
Cash flows from investing activities:
Capital expenditures	(119,319)	(65,995)	(48,468)
Proceeds from sale of long-lived assets	2,641	1,125	24,497
Investments in non-consolidated subsidiaries	(78,253)	(3,717)	(867)
Proceeds from sale of non-consolidated affiliate	3,500	—	140,765
Proceeds from the sale of SemStream assets	12,250	93,054	—
Distributions in excess of equity in earnings of affiliates	17,290	12,455	3,819
Deconsolidation of subsidiaries (Note 6)	—	—	(5,519)
Proceeds from surrender of life insurance	—	—	7,016
Net cash provided by (used in) investing activities	(161,891)	36,922	121,243
Cash flows from financing activities:
Debt issuance costs	(707)	(12,533)	(1,958)
Borrowings on debt and other obligations	318,000	263,905	159,213
Principal payments on debt and other obligations	(222,066)	(503,189)	(348,734)
Distributions to noncontrolling interests	(8,502)	—	(277)
Repurchase of common stock	(242)	—	—
Net proceeds from sale of limited partner interests in Rose Rock Midstream, L.P.	—	127,134	—
Net cash provided by (used in) financing activities	86,483	(124,683)	(191,756)
Effect of exchange rate changes on cash and cash equivalents	(610)	(34)	(3,812)
Change in cash and cash equivalents	3,624	(13,754)	48,242
Change in cash and cash equivalents included in discontinued operations	2,792	(454)	1,387
Change in cash and cash equivalents from continuing operations	6,416	(14,208)	49,629
Cash and cash equivalents at beginning of period	73,613	87,821	38,192
Cash and cash equivalents at end of period	$80,029	$73,613	$87,821
The accompanying notes are an integral part of these consolidated financial statements.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

1.	OVERVIEW
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
The accompanying consolidated financial statements include the activities of SemGroup Corporation from January 1, 2010 through December 31, 2012. The terms “we,” “our,” “us,” “the Company” and similar language used in these notes to consolidated financial statements refer to SemGroup Corporation and its subsidiaries.
Our reportable segments include the following:

•
We previously referred to our crude business as SemCrude, but following the contribution of SemCrude, L.P. to Rose Rock Midstream, L.P. ("Rose Rock"), we now refer to this reportable segment as “Crude”. Crude conducts crude oil transportation, storage, terminalling, gathering, blending, and marketing operations in the United States. Crude’s assets include

•
the 2% general partner interest and 58% of the limited partner interest in Rose Rock, which owns an approximate 640-mile crude oil pipeline network in Kansas and Oklahoma, a crude oil gathering, storage and marketing business in the Bakken Shale in North Dakota and Montana and a crude oil storage facility in Cushing, Oklahoma with a capacity of 7.0 million barrels; and

•
a 51% ownership interest in White Cliffs Pipeline, L.L.C. (“White Cliffs”), which owns a 527-mile pipeline that transports crude oil from Platteville, Colorado to Cushing, Oklahoma (“the White Cliffs Pipeline”).

•
SemStream, which owns 9,133,409 common units representing 18% of the total limited partner interests, as of September 30, 2012, in NGL Energy Partners LP (“NGL Energy”), which owns and operates wholesale and retail propane storage and distribution assets, crude oil logistics and water treatment services in the United States, and a 6.42% interest in the general partner of NGL Energy. We report the results of our investment in NGL Energy on a one-quarter lag (Note 5).

•
SemCAMS, which provides natural gas gathering and processing services in Alberta, Canada. SemCAMS owns working interests in, and operates, four natural gas processing plants and a network of over 600 miles of natural gas gathering and transportation pipelines.

•
SemGas, which provides natural gas gathering and processing services in the United States. SemGas owns and operates over 900 miles of gathering pipelines in Kansas, Oklahoma, and Texas and three processing plants in Oklahoma and Texas.

•
SemLogistics, which provides refined product and crude oil storage services in the United Kingdom. SemLogistics owns a facility in Wales that has a storage capacity of approximately 8.7 million barrels.

•
SemMexico, which purchases, produces, stores, and distributes liquid asphalt cement products in Mexico. SemMexico operates twelve manufacturing plants, two emulsion distribution terminals and two portable rail unloading facilities.

We previously had a seventh segment, SemCanada Crude, which aggregated and blended crude oil in Western Canada. Due to adverse market conditions impacting this segment, we sold the property, plant and equipment of SemCanada Crude in late 2010 and began winding down its operations (Note 6).

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

2.	CONSOLIDATION AND BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.
Consolidated subsidiaries
Our consolidated financial statements include the accounts of our controlled subsidiaries, including Rose Rock. All significant transactions between our consolidated subsidiaries have been eliminated. Outside ownership interests in consolidated subsidiaries are reported as non-controlling interests in the consolidated financial statements.
Proportionally consolidated assets
Our SemCAMS segment owns undivided interests in certain natural gas gathering and processing assets, for which we record only our proportionate share of the assets on the consolidated balance sheets. The net book value of the property, plant and equipment recorded by us associated with these undivided interests is approximately $174.1 million at December 31, 2012. We serve as operator of these facilities and incur the costs of operating the facilities (recorded as operating expenses in the consolidated statements of operations) and charge the other owners for their proportionate share of the costs (recorded as other revenue in the consolidated statements of operations).
Equity method investments
At the end of September 2010, we sold a portion of our ownership interests in White Cliffs to two unaffiliated parties, which reduced our ownership interest in White Cliffs from approximately 99% to 51%. Upon closing of this sale, the other owners received substantive rights to participate in the management of White Cliffs. Because of this, we deconsolidated White Cliffs at the end of September 2010, and began accounting for it under the equity method. In January 2013, we sold a one-third interest in SemCrude Pipeline, which holds the 51% interest in White Cliffs, to our consolidated subsidiary Rose Rock. We will continue to account for our interest under the equity method. No gain was recorded on the transaction as it was between entities under common control.
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
In May 2012, we formed a joint venture, Glass Mountain Pipeline, LLC ("GMP" or "Glass Mountain"), to construct, maintain and operate a 210-mile crude oil pipeline system originating in Alva and Arnett, Oklahoma and terminating at Cushing, Oklahoma. Construction of the pipeline is expected to be completed by the Fall of 2013.
Discontinued operations
The consolidated financial statements present discontinued operations for certain disposed subsidiaries, as described in Note 7. As part of the process of reorganizing to emerge from bankruptcy, we disposed of SemFuel, SemMaterials, and SemEuro Supply. During 2012, we completed the disposition of SemStream's residential propane supply business in Arizona.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
USE OF ESTIMATES—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Our significant estimates include, but are not limited to: (1) allowances for doubtful accounts receivable; (2) estimated useful lives of assets, which impact depreciation; (3) estimated fair values of long-lived assets used in impairment tests; (4) fair values of derivative instruments; and (5) accrual and disclosure of contingent losses. Although management believes these estimates are reasonable, actual results could differ materially from these estimates.
CASH AND CASH EQUIVALENTS—Cash includes currency on hand and demand and time deposits with banks or other financial institutions. Cash equivalents include highly liquid investments with maturities of three months or less at the date of purchase. Balances at financial institutions may exceed federally insured limits.
RESTRICTED CASH—Our Plan of Reorganization specified the total amount of consideration we would provide to all pre-petition creditors in settlement of their claims. At December 31, 2012, we had not yet completed the process of

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

disbursing funds to settle pre-petition claims, as we had not yet completed the process of resolving all of the claims. The restricted cash balance at December 31, 2012 includes $33.7 million of cash that is restricted for this purpose. The December 31, 2012 restricted cash balance also includes $1.0 million of cash that is restricted for other purposes.
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
PROPERTY, PLANT AND EQUIPMENT—Property, plant and equipment is recorded at cost. We capitalize costs that extend or increase the future economic benefits of property, plant and equipment, and expense maintenance costs that do not. When assets are disposed of, their cost and related accumulated depreciation are removed from the balance sheet, and any resulting gain or loss is recorded as a gain or loss on disposal or impairment of long-lived assets in the consolidated statements of operations.
Our SemCAMS segment operates plants which periodically undergo planned major maintenance activities, typically occurring every four to five years.  Planned major maintenance projects that do not increase the overall life or capacity of the related assets are recorded in operating expense as incurred, whereas major maintenance activity costs that materially increases the life or capacity of the underlying assets are capitalized. When maintenance expenses are recoverable from the producers who use the plants, they are recorded as revenue, and typically include a 10% overhead fee.
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
GOODWILL—We test goodwill for impairment on an annual basis, or more often if circumstances warrant, by estimating the fair value of the asset group to which the goodwill relates and comparing this fair value to the net book value of the asset group. If fair value is less than net book value, we estimate the implied fair value of goodwill, reduce the book value of the goodwill to the implied fair value, and record a corresponding impairment loss. Our policy is to test goodwill for impairment on October 1 of each year. See Note 6 for discussion of goodwill impairment.
During September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Testing Goodwill for Impairment”. This ASU is designed to simplify how entities test goodwill

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

for impairment. Under the new standard, an entity may first assess qualitative factors to determine whether it is more likely than not that the fair value of an asset group is less than the carrying amount, for the purpose of determining whether it is necessary to estimate the fair value of the asset group to which the goodwill relates. We adopted this guidance on January 1, 2012 and tested goodwill for impairment on October 1st in accordance with our policy. However, we did not elect to perform the qualitative assessment for the 2012 impairment testing.
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
As shown in Note 13, the fair value of commodity derivatives at December 31, 2012 and 2011 are recorded to other current assets or other current liabilities on the consolidated balance sheets. Related margin deposits are recorded to other current assets or other current liabilities on the consolidated balance sheets. Margin deposits are not generally netted against derivative assets or liabilities.
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
PAYABLES TO PRE-PETITION CREDITORS—Our Plan of Reorganization specified the total amount of consideration we would provide to all pre-petition creditors in settlement of their claims. At December 31, 2012, we had not yet completed the process of disbursing funds to settle pre-petition claims, as we had not yet completed the process of resolving all of the claims. We recorded a liability of $32.9 million at December 31, 2012 associated with these obligations and a liability $0.6 million which is associated with discontinued operations and is reported within other current liabilities. Restricted cash of $33.7 million is held in accounts restricted for this purpose.
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

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

DISCONTINUED OPERATIONS—We classify a component of our business as a discontinued operation when we commit to a plan to sell the component and believe it is probable that a sale will be completed within one year. A component that is disposed of in a manner other than by sale is classified as discontinued when the component is actually disposed. Investments accounted for under the equity method, or the cost method, do not qualify for treatment as discontinued operations. A component that is disposed of may not qualify for treatment as a discontinued operation if we have significant continuing involvement in the operations of the component after the disposal.
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
REVENUE RECOGNITION—Sales of product, as well as gathering and marketing revenues, are recognized at the time title to the product transfers to the purchaser, which typically occurs upon receipt of the product by the purchaser. Terminal and storage revenues are recognized at the time the service is performed. Revenue for the transportation of product is recognized upon delivery of the product to its destination. Certain revenue transactions are reported on a net basis, including derivative instruments considered held for trading purposes and certain buy/sell transactions (see “Purchases and Sales of Inventory with the Same Counterparty”). Other revenue primarily represents operating cost recovery from working interest owners in certain processing plants and is recorded when earned in accordance with the terms of related agreements. Taxes collected from customers and remitted to governmental authorities are recorded on a net basis (excluded from revenue).
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
PENSION BENEFITS—Pension cost and obligations are actuarially determined and are affected by assumptions including expected return on plan assets, discount rates, compensation increases, and employee turnover rates. We

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

evaluate our assumptions periodically and make adjustments to these assumptions and the recorded liability as necessary. Actuarial gains or losses are amortized on a straight-line basis over the expected remaining service life of employees in the pension plan.
EQUITY-BASED COMPENSATION—We grant certain of our employees equity-based compensation awards which vest contingent on continued service of the recipient and, in some cases, on their achievement of specific performance targets. We record compensation expense for these outstanding awards over applicable service or performance periods based on their grant date fair value with a corresponding increase to additional paid-in capital. The expense to be recorded over the life of the awards is discounted for expected forfeitures during the vesting period.
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
On February 5, 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income". This ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income ("AOCI"). The ASU is intended to help entities improve the transparency of changes in other comprehensive income ("OCI") and items reclassified out of AOCI in their financial statements. It does not amend any existing requirements for reporting net income or OCI in the financial statements. We will adopt this guidance in the first quarter of 2013. We do not expect the impact of adoption to be material.

4.	ROSE ROCK MIDSTREAM, L.P.
On December 14, 2011, our subsidiary Rose Rock Midstream, L.P. completed an initial public offering ("IPO") in which it sold 7.0 million common units representing limited partner interests. We received proceeds of $127.1 million from this offering, net of underwriter discounts and other fees associated with the offering. We used these proceeds to make principal payments on long-term debt.
At December 31, 2012, we owned the 2% general partner interest and 58% of the limited partner interests that include 1,389,709 common units and 8,389,709 subordinated units of Rose Rock. We also own certain incentive distribution rights, which are described below. We control the operations of Rose Rock through our ownership of the general partner interest, and we continue to consolidate Rose Rock. The outside ownership interests in Rose Rock are reflected in “non-controlling interests in consolidated subsidiaries” on our consolidated balance sheet at December 31, 2012. The portion of the net income of Rose Rock subsequent to the initial public offering that is attributable to outside owners is reflected within “net income attributable to non-controlling interests” in our consolidated statement of operations for the year ended December 31, 2012.
Rose Rock intends to pay a minimum quarterly distribution of $0.3625 per unit to the extent it has sufficient available cash, as defined in Rose Rock’s partnership agreement. Rose Rock’s partnership agreement requires Rose Rock to distribute all of its available cash each quarter in the following manner:

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

4.	ROSE ROCK MIDSTREAM, L.P., Continued

	Total Quarterly Distributions Per Unit Target Amount				Marginal Percentage Interest in Distributions
					Unitholders	General Partner	Incentive Distribution Rights
Minimum Quarterly Distributions				$0.362500	98.0%	2.0%	—
First Target Distribution	above	$0.362500	up to	$0.416875	98.0%	2.0%	—
Second Target Distribution	above	$0.416875	up to	$0.453125	85.0%	2.0%	13.0%
Third Target Distribution	above	$0.453125	up to	$0.543750	75.0%	2.0%	23.0%
Thereafter			above	$0.543750	50.0%	2.0%	48.0%

The following table shows the distributions paid (in thousands, except for per unit amounts):

		Record Date	Payment Date	Distribution Per Unit		Distributions Paid
Quarter Ended						SemGroup				Noncontrolling Interest Common Units	Total Distributions
						General Partner	Incentive Distri-butions	Common Units	Subord-inated Units
December 31, 2011	*	February 3, 2012	February 13, 2012	$0.0670	*	$23	$—	$93	$561	$470	$1,147
March 31, 2012		May 7, 2012	May 15, 2012	$0.3725		$128	$—	$517	$3,125	$2,607	$6,377
June 30, 2012		August 6, 2012	August 14, 2012	$0.3825		$131	$—	$532	$3,209	$2,678	$6,550
September 30, 2012		November 5, 2012	November 14, 2012	$0.3925		$134	$—	$545	$3,294	$2,748	$6,721
December 31, 2012		February 4, 2013	February 14, 2013	$0.4025		$167	$—	$1,164	$3,377	$3,623	$8,331
*Minimum quarterly distribution for quarter ended December 31, 2011 was prorated for the period beginning immediately after the closing of Rose Rock’s IPO, December 14, 2011 through December 31, 2011.

Certain summarized balance sheet information of Rose Rock is shown below (in thousands):

	December 31, 2012	December 31, 2011
Cash	$108	$9,709
Other current assets	250,509	156,873
Property, plant and equipment	291,530	276,246
Other noncurrent assets	2,579	2,666
Total assets	$544,726	$445,494
Current liabilities	$231,843	$140,553
Long-term debt	4,562	87
Partners’ capital attributable to SemGroup	179,187	177,323
Partners’ capital attributable to noncontrolling interests	129,134	127,531
Total liabilities and partners’ capital	$544,726	$445,494

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

4.	ROSE ROCK MIDSTREAM, L.P., Continued

Certain summarized income statement information of Rose Rock for the years ended December 31, 2012, 2011, and 2010 is shown below (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Revenue	$620,417	$431,321	$208,081
Costs of products sold	$546,966	$366,265	$146,614
Operating, general and administrative expenses	$35,385	$28,816	$28,058
Depreciation and amortization expense	$12,131	$11,379	$10,435
Net income	$23,954	$23,235	$23,477
The results of Rose Rock included in the table above for the year ended December 31, 2011 include the activity of its predecessor prior to November 29, 2011. The predecessor included SemCrude, L.P., a wholly-owned subsidiary of SemGroup Corporation (exclusive of SemCrude’s ownership interests in SemCrude Pipeline, L.L.C., which holds a 51% ownership interest in White Cliffs, and Eaglwing, L.P. (“Eaglwing”), which is also a wholly-owned subsidiary of SemGroup Corporation).
On January 11, 2013, we contributed a one-third interest in SemCrude Pipeline, L.L.C. to Rose Rock in exchange for (i) cash of approximately $189.5 million, (ii) the issuance of 1.5 million common units, (iii) the issuance of 1.25 million Class A units and (iv) an increase of the capital account of the general partner of Rose Rock and a related issuance of general partner interest, to allow the general partner of Rose Rock to maintain its two percent general partner interest. The Class A units are not entitled to receive any distribution of available cash (other than upon liquidation) prior to the first day of the month immediately following the first month for which the average daily throughput volumes on the White Cliffs Pipeline for such month are 125,000 barrels per day or greater. Upon such date, the Class A units will automatically convert into common units. SemCrude Pipeline, L.L.C. owns a 51% membership interest in White Cliffs, giving Rose Rock an indirect 17% interest in White Cliffs.
As this transaction was between parties under common control, Rose Rock recorded its interest in SemCrude Pipeline, L.L.C. at SemGroup's historical value and as such no gain on the sale was recognized by SemGroup. Proceeds in excess of the historical value were accounted for as a dividend from Rose Rock to SemGroup.
In connection with this transaction, Rose Rock issued and sold 2.0 million common units to third-party purchasers in a private placement for aggregate consideration of approximately $59.3 million. In addition, Rose Rock exercised the accordion feature of its revolving credit facility and increased the total borrowing capacity under the credit facility from $150 million to $385 million and made a borrowing of $133.5 million under the credit facility. The proceeds from the private placement and the borrowing were used by Rose Rock to fund the cash consideration in the transaction with us and to pay certain related transaction costs and expenses. Subsequent to the transaction, SemGroup owns 58.2% of Rose Rock's limited partner interest and its 2% general partner interest.
SemGroup incurred approximately $0.9 million of expense associated with the transaction. Rose Rock incurred approximately $3.2 million of expense, of which approximately $1.2 million of equity issuance costs were offset against proceeds, $1.5 million were related to the borrowing and were deferred, and $0.5 million were expensed.

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
In August 2012, the owners of White Cliffs approved an expansion project to construct a 12" pipeline from Platteville, Colorado to Cushing, Oklahoma.  The project is expected to cost approximately $300 million which will be funded by

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

5.	INVESTMENTS IN NON-CONSOLIDATED SUBSIDIARIES, Continued

capital calls to owners. Our funding requirement will be 51% of the total cost.  We contributed approximately $2.3 million for project funding in the fourth quarter of 2012 and estimate our expected contributions to be $119.3 million and $29.5 million for 2013 and 2014, respectively.
At the time White Cliffs was deconsolidated, we recorded a loss of $6.8 million on the disposed ownership interest. In September 2012, we reached a settlement in a dispute concerning the selling price of that ownership interest and reduced the loss by $3.5 million. This $3.5 million gain is reported in gain on disposal or impairment of long-lived assets, net in the consolidated statements of operations and comprehensive income (loss).
Certain summarized balance sheet information of White Cliffs is shown below (in thousands):

	December 31, 2012	December 31, 2011
Current assets	$21,508	$11,653
Property, plant and equipment, net	210,710	222,473
Goodwill	17,000	17,000
Other intangible assets, net	26,369	33,073
Total assets	$275,587	$284,199
Current liabilities	$3,412	$3,259
Members’ equity	272,175	280,940
Total liabilities and members’ equity	$275,587	$284,199
Under the equity method, we do not report the individual assets and liabilities of White Cliffs on our consolidated balance sheets. Instead, our ownership interest is reflected in one line as a noncurrent asset on our consolidated balance sheets.
Certain summarized income statement information of White Cliffs for the years ended December 31, 2012 and 2011 and the three months ended December 31, 2010 is shown below (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011	(unaudited) Three Months Ended December 31, 2010
Revenue	$108,125	$66,097	$13,619
Operating, general and administrative expenses	$14,821	$12,746	$3,294
Depreciation and amortization expense	$19,963	$20,842	$5,680
Net income	$73,341	$32,509	$4,645
Distributions paid to SemGroup	$44,514	$27,459	$5,768
The equity in earnings of White Cliffs for the years ended December 31, 2012 and 2011 and the three months ended December 31, 2010 reported in our consolidated statement of operations is less than 51% of the net income of White Cliffs for the same period. This is due to certain general and administrative expenses we incur in managing the operations of White Cliffs that the other owners are not obligated to share. Such expenses are recorded by White Cliffs, and are allocated to our ownership interests. White Cliffs recorded $2.0 million, $3.2 million and $0.9 million of such general and administrative expense during the years ended December 31, 2012 and 2011 and the three months ended December 31, 2010, respectively.
Our ownership interest in White Cliffs is significant as defined by Securities and Exchange Commission’s Regulation S-X Rule 1-02(w). Accordingly, as required by Regulation S-X Rule 3-09, we have included the audited financial statements of White Cliffs as of and for the years ended December 31, 2012 and 2011 and for the three months ended December 31, 2010 as an exhibit to this Form 10-K.
NGL Energy
On November 1, 2011, we acquired 8,932,031 common units representing limited partner interests in NGL Energy and a 7.5% interest in the general partner of NGL Energy. As part of this transaction, we agreed to waive our distribution rights on certain of the common units for a specified period of time. We recorded our investment in NGL Energy at the

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

5.	INVESTMENTS IN NON-CONSOLIDATED SUBSIDIARIES, Continued

acquisition date fair value, estimated to be $184.0 million. We derived our estimate of the fair value of our limited partner interests in NGL Energy using the closing price of limited partner units on October 31, 2011, adjusted to reflect the waiver of certain distribution rights. The waiver on these distribution rights expired in September 2012.
Our limited and general partner ownership interest was diluted in connection with an NGL Energy acquisition completed June 19, 2012. In conjunction with the June 2012 transaction, we received 201,378 additional common units bringing our total ownership to 9,133,409 common units representing limited partner interests (which represented approximately 18% of the total 50,769,785 limited partner units of NGL Energy outstanding at September 30, 2012) and a 6.42% interest in the general partner of NGL.
At December 31, 2012, the fair value of our 9,133,409 common units in NGL Energy was $213 million, based on a December 31, 2012 closing price of $23.32 per common unit. This does not reflect our 6.42% interest in the general partner of NGL Energy.
The fair value of our limited partner investment in NGL Energy is categorized as a Level 1 measurement as it is based on quoted market prices.
The excess of the recorded amount of our investment over the book value of our share of the underlying net assets primarily represents equity method goodwill.
Certain unaudited summarized balance sheet information of NGL Energy is shown below (in thousands):

(unaudited)
September 30, 2012
Current assets	$736,297
Property plant and equipment, net	425,641
Goodwill	515,881
Intangible and other assets, net	351,600
Total assets	$2,029,419
Current liabilities	$653,101
Long-term debt	569,903
Other noncurrent liabilities	2,599
Partners’ equity	803,816
Total liabilities and partners’ equity	$2,029,419
Our policy is to record our equity in earnings of NGL Energy on a one-quarter lag, as we do not expect information on the earnings of NGL Energy to always be available in time to consistently record the earnings in the quarter in which they are generated. Accordingly, we have recorded losses representing our equity in earnings of NGL Energy of $0.4 million in our consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2012, which relate to the earnings of NGL Energy for the twelve months ended September 30, 2012, prorated for the period of time we held our ownership interest in NGL Energy.
Certain unaudited summarized income statement information of NGL Energy for the twelve months ended September, 2012 is shown below (in thousands):

(unaudited) Twelve Months Ended September 30, 2012
Revenue	$2,371,524
Costs of products sold	$2,182,263
Operating, general and administrative expenses	$125,889
Depreciation and amortization expense	$34,621
Net income	$5,405

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

5.	INVESTMENTS IN NON-CONSOLIDATED SUBSIDIARIES, Continued

In 2012, SemGroup received cash distributions from NGL Energy of $9.2 million. These distributions were based on NGL Energy's results for the twelve months ended September 30, 2012.
Our ownership interest in NGL Energy is significant as defined by Securities and Exchange Commission’s Regulation S-X Rule 1-02(w). Accordingly, as required by Regulation S-X Rule 3-09, we will amend this Form 10-K to include the audited financial statements of NGL Energy as of March 31, 2013 and 2012 and for each of the three years in the period ended March 31, 2013 as an exhibit, when available.

Glass Mountain Pipeline LLC
In April 2012, we formed a joint venture, Glass Mountain, to construct, maintain and operate a 210-mile crude oil pipeline system originating in Alva and Arnett, Oklahoma and terminating at Cushing, Oklahoma. Construction of the pipeline is expected to be completed by the end of 2013. Once the pipeline is in service, it will be operated by a subsidiary of Rose Rock. Our original ownership interest in GMP was 25%. In September 2012, we acquired an additional 25% ownership interest in GMP, bringing our total ownership percentage in GMP at December 31, 2012 to 50%. As of December 31, 2012, we have invested $74.4 million in GMP, including our capital contributions, amounts paid to acquire the additional ownership percentage, and capitalized interest. We also assumed the responsibility for future capital contributions related to the additional 25% ownership interest. As of December 31, 2012, we expect to make additional contributions of approximately $51.6 million in 2013. We account for our investment in GMP using the equity method.
Under the equity method, we do not report the individual assets and liabilities of GMP on our consolidated balance sheets. Instead, our ownership interest is reflected in one line as a noncurrent asset on our consolidated balance sheets.
Our ownership interest in GMP is not significant as defined by Securities and Exchange Commission's Regulation S-X Rule 1-02(w). Accordingly, no audited financial statements of GMP as of and for the year ended December 31, 2012 have been included as an exhibit to this Form 10-K.

6.	DISPOSALS AND IMPAIRMENTS OF LONG-LIVED ASSETS
Year Ended December 31, 2012
Gains (losses) recorded during the year ended December 31, 2012 related to the disposal or impairment of long-lived assets included the following (in thousands):

Event	Segment	Pre-Tax Gain
White Cliffs settlement (a)	Crude	$3,500
Sale of SemStream residential division assets and liabilities (b)	SemStream	3,090

(a)
We sold a portion of our ownership interest in White Cliffs during September 2010. At the time, we recorded a loss of $6.8 million on disposal of that asset. In September 2012, we reached a settlement in a dispute concerning the selling price of that ownership interest and reduced the loss by $3.5 million. This $3.5 million gain is reported in gain on disposal or impairment of long-lived assets, net in the consolidated statements of operations and comprehensive income (loss).

(b)
On September 12, 2012, we entered into a definitive agreement to sell the assets and liabilities of SemStream’s Arizona residential business which was subject to regulatory approval by the Arizona Corporation Commission (the "ACC"). In early December 2012, the ACC granted SemStream regulatory approval to proceed with the sale. The sale closed on December 31, 2012 and resulted in a gain of $3.1 million on a cash sales price of $12.3 million The $3.1 million gain is reported in income from discontinued operations, net of income taxes, in the the consolidated statement of operations and comprehensive income (loss). Property, plant, and equipment with a carrying value of $9.4 million represented the majority of assets included in the sale.

Year Ended December 31, 2011
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
In return for this contribution, we received $93.0 million of cash and ownership interests in NGL Energy and its general partner with an estimated fair value of $184.0 million. We recorded a gain of $44.3 million on this transaction, which includes the impact of a $2.1 million working capital adjustment and the write-off of $1.6 million of software. Additionally, $2.2 million of capitalized loan fees were written-off as a result of long-term debt payments made from the proceeds of this transaction.

(b)
We test all of our goodwill for impairment as of October 1 of each year. Upon completing this impairment test for 2012, we concluded that the goodwill and other intangible assets attributable to the Arizona residential business of our SemStream segment (which was not contributed to NGL Energy) were impaired. To calculate the impairment loss, we estimated the fair value of this reporting unit using the present value of estimated future cash flows, discounted at a rate of 9.4%, and recorded a full impairment of the $3.6 million balance of goodwill and the $5.0 million balance of other intangible assets associated with customer relationships. No impairment was recorded related to the regulated assets of the Arizona residential business in accordance with FASB Accounting Standards Codification ("ASC") Topic 980 – Regulated Operations.

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

Year Ended December 31, 2010
Losses recorded during the year ended December 31, 2010 related to the disposal or impairment of long-lived assets included the following (in thousands):

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

6.	DISPOSALS AND IMPAIRMENTS OF LONG-LIVED ASSETS, Continued

Event	Segment	Pre-Tax Loss
SemCanada Crude impairment (a)	Corporate and other	$(91,756)
Deconsolidation of White Cliffs (b)	Crude	(6,828)
SemMexico goodwill impairment (c)	SemMexico	(8,863)

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

During December 2010, we completed the sale of the property, plant and equipment of the SemCanada Crude segment. The proceeds from the sale were not significantly different than the net book value of the assets sold. Certain marketing operations in the Northern United States that were previously conducted with the participation of the SemCanada Crude segment are now being conducted in their entirety by the Crude segment, and the remaining operations of the SemCanada Crude segment were wound down.

(b)
As described in Note 5, we sold a portion of our ownership interests in White Cliffs during September 2010. We received $140.8 million of proceeds from these transactions, which were used to make principal payments on long-term debt. The net assets of White Cliffs prior to the deconsolidation were as follows (in thousands):

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
As described in Note 6, on November 1, 2011, we contributed the primary operating assets of our SemStream segment to NGL Energy; however, at that time we did not contribute any of the assets or liabilities of SemStream’s Arizona residential business to NGL Energy. On September 12, 2012, we entered into a definitive agreement to sell the assets and liabilities of SemStream’s Arizona residential business, subject to regulatory approval by the ACC and classified the operations of SemStream's Arizona residential business as discontinued. In early December 2012, the ACC granted SemStream regulatory approval to proceed with the sale. The sale closed on December 31, 2012 and resulted in a gain of $3.1 million (Note 6).
Certain summarized information on the results of discontinued operations is shown below (in thousands):

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

7.	DISCONTINUED OPERATIONS, Continued

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
External revenue	$13,518	$14,264	$11,921
Gain (loss) on disposal of long-lived assets, net	$3,090	$(9,196)	$1
Income (loss) from discontinued operations before income taxes	$2,935	$(9,652)	$2,162
Income tax expense (benefit)	(4)	(104)	331
Income (loss) from discontinued operations, net of income taxes	$2,939	$(9,548)	$1,831

8.	SEGMENTS
As described in Note 1, our businesses are organized based on the nature and location of the services they provide. Certain summarized information related to our reportable segments is shown in the tables below. None of the operating segments have been aggregated, other than White Cliffs, which has been included within the Crude segment, and our investment in NGL Energy, which has been included within the SemStream segment. Although “Corporate and Other” does not represent an operating segment, it is included in the tables below to reconcile segment information to that of the consolidated Company. We sold the property, plant and equipment of SemCanada Crude during fourth quarter 2010 and began winding down its operations. SemCanada Crude ceased to be an operating segment during fourth quarter 2010, and is therefore included within “Corporate and Other” in the tables below. Eliminations of transactions between segments are also included within “Corporate and Other” in the tables below.
The accounting policies of each segment are the same as the accounting policies of the consolidated Company. Transactions between segments are generally recorded based on prices negotiated between the segments. Certain general and administrative and interest expenses incurred at the corporate level were allocated to the segments, based on our allocation policies in effect at the time.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

	Year Ended December 31, 2012
	Crude	SemStream	SemCAMS	SemGas	SemLogistics	SemMexico	Corporate and Other	Consolidated
	(in thousands)
Revenues:
External	$620,797	$7	$223,219	$117,264	$12,341	$263,870	$(1)	$1,237,497
Intersegment	—	—	—	10,606	—	—	(10,606)	—
Total revenues	620,797	7	223,219	127,870	12,341	263,870	(10,607)	1,237,497
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	546,966	33	768	100,677	196	236,851	(10,606)	874,885
Operating	24,143	(37)	174,284	12,712	5,921	7,677	—	224,700
General and administrative	13,321	930	14,020	6,195	5,652	9,433	22,367	71,918
Depreciation and amortization	12,131	—	10,589	7,043	9,780	6,171	2,496	48,210
(Gain) loss on disposal or impairment of long-lived assets, net	(3,501)	214	—	46	—	(290)	—	(3,531)
Total expenses	593,060	1,140	199,661	126,673	21,549	259,842	14,257	1,216,182
Earnings from equity method investments	36,439	(403)	—	—	—	—	—	36,036
Operating income (loss)	64,176	(1,536)	23,558	1,197	(9,208)	4,028	(24,864)	57,351
Other expenses (income), net
Interest expense (income)	(409)	(3,449)	18,727	1,461	2,486	314	(10,228)	8,902
Other expense (income), net	31	(21)	14	—	(420)	(38)	22,003	21,569
Total other expenses (income)	(378)	(3,470)	18,741	1,461	2,066	276	11,775	30,471
Income (loss) from continuing operations before income taxes	$64,554	$1,934	$4,817	$(264)	$(11,274)	$3,752	$(36,639)	$26,880
Additions to long-lived assets	$41,364	$—	$13,340	$47,140	$1,188	$3,396	$14,827	$121,255
Total assets at December 31, 2012 (excluding intersegment receivables)	$771,140	$175,028	$302,143	$133,864	$174,218	$94,594	$97,192	$1,748,179
Equity investments at December 31, 2012	$213,404	$174,398	$—	$—	$—	$—	$—	$387,802

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

8.	SEGMENTS, Continued

	Year Ended December 31, 2011
	Crude	SemStream	SemCAMS	SemGas	SemLogistics	SemMexico	Corporate and Other	Consolidated
	(in thousands)
Revenues:
External	$431,321	$561,596	$163,367	$66,660	$23,314	$218,187	$801	$1,465,246
Intersegment	—	46,738	—	38,588	—	—	(85,326)	—
Total revenues	431,321	608,334	163,367	105,248	23,314	218,187	(84,525)	1,465,246
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	366,265	595,434	218	75,066	152	192,068	(84,764)	1,144,439
Operating	17,470	6,448	110,814	9,027	6,206	5,006	70	155,041
General and administrative	9,757	7,336	16,816	6,521	6,712	11,560	16,745	75,447
Depreciation and amortization	11,379	3,501	10,233	5,986	9,271	6,502	2,951	49,823
(Gain) loss on disposal or impairment of long-lived assets, net	64	(45,821)	(8)	4	44,663	(200)	1,599	301
Total expenses	404,935	566,898	138,073	96,604	67,004	214,936	(63,399)	1,425,051
Earnings from equity method investments	15,004	—	—	—	—	—	—	15,004
Operating income (loss)	41,390	41,436	25,294	8,644	(43,690)	3,251	(21,126)	55,199
Other expenses (income), net
Interest expense	3,749	17,152	24,685	2,346	1,005	365	10,836	60,138
Other expense (income), net	(1,600)	(2,112)	(2,811)	(10)	46	(173)	(8,329)	(14,989)
Total other expenses	2,149	15,040	21,874	2,336	1,051	192	2,507	45,149
Income (loss) from continuing operations before income taxes	$39,241	$26,396	$3,420	$6,308	$(44,741)	$3,059	$(23,633)	$10,050
Additions to long-lived assets	$32,397	$2,197	$4,874	$14,952	$5,313	$4,667	$2,080	$66,480
Total assets at December 31, 2011 (excluding intersegment receivables)	$586,882	$205,394	$258,306	$94,960	$183,179	$89,239	$73,221	$1,491,181
Equity investments at December 31, 2011	$143,259	$183,984	$—	$—	$—	$—	$—	$327,243

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

8.	SEGMENTS, Continued

	Year Ended December 31, 2010
	Crude	SemStream	SemCAMS	SemGas	SemLogistics	SemMexico	Corporate and Other	Consolidated
	(in thousands)
Revenues:
External	$222,927	$652,751	$144,754	$48,402	$38,371	$149,557	$361,650	$1,618,412
Intersegment	22,927	53,623	—	27,388	—	—	(103,938)	—
Total revenues	245,854	706,374	144,754	75,790	38,371	149,557	257,712	1,618,412
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	149,383	683,733	67	50,800	—	129,449	245,263	1,258,695
Operating	25,498	7,019	95,072	6,342	8,406	4,742	4,306	151,385
General and administrative	10,525	8,110	18,942	6,626	5,286	10,352	25,995	85,836
Depreciation and amortization	27,643	5,040	9,556	5,480	7,881	6,183	7,375	69,158
(Gain) loss on disposal or impairment of long-lived assets, net	6,895	(34)	(14)	12	—	8,837	89,355	105,051
Total expenses	219,944	703,868	123,623	69,260	21,573	159,563	372,294	1,670,125
Earnings from equity method investments	1,949	—	—	—	—	—	—	1,949
Operating income (loss)	27,859	2,506	21,131	6,530	16,798	(10,006)	(114,582)	(49,764)
Other expenses (income):
Interest expense	15,384	15,484	25,108	2,254	3,998	13	23,880	86,121
Other expense (income), net	(1,569)	(2,983)	617	(753)	(88)	(199)	9,313	4,338
Total other expenses (income)	13,815	12,501	25,725	1,501	3,910	(186)	33,193	90,459
Income (loss) from continuing operations before income taxes	$14,044	$(9,995)	$(4,594)	$5,029	$12,888	$(9,820)	$(147,775)	$(140,223)
Additions to long-lived assets	$16,731	$5,781	$4,308	$3,623	$8,964	$4,516	$4,051	$47,974

      Income tax expense (benefit) relates to the following segments (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
SemCAMS	$720	$552	$886
SemLogistics	(7,736)	(3,331)	2,244
SemMexico	2,285	629	259
Corporate and other	2,653	(160)	(9,709)
Total	$(2,078)	$(2,310)	$(6,320)

9.	INVENTORIES
Inventories consist of the following (in thousands):

	December 31, 2012	December 31, 2011
Crude oil	$24,840	$21,803
Asphalt and other	9,593	10,191
Total inventories	$34,433	$31,994

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

10.	OTHER ASSETS
Other current assets consist of the following (in thousands):

	December 31, 2012		December 31, 2011
Product prepayments	$1,550		$2,396
Other prepaid expenses	13,593		14,085
Margin deposits	1,850		596
Derivative assets	—		162
Other	1,523	**	11,157	**
Total other current assets	$18,516		$28,396

Other noncurrent assets consist of the following (in thousands):

	December 31, 2012		December 31, 2011
Debt issuance costs, net	$4,945	*	$6,642	*
Other	3,236	**	15,233	**
Total other noncurrent assets, net	$8,181		$21,875

* See Note 15 for discussion of debt issuance costs.

** The change in other from the prior year is primarily due to assets held for sale related to SemStream Arizona which were sold in December 2012. See Note 6 for additional information related to the disposal.

11.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following (in thousands):

	December 31, 2012	December 31, 2011
Land	$53,491	$50,069
Pipelines and related facilities	206,345	199,171
Storage and terminal facilities	268,738	220,951
Natural gas gathering and processing facilities	280,750	247,768
Linefill	13,158	13,003
Office and other property and equipment	47,679	30,761
Construction-in-progress	75,449	55,683
Property, plant and equipment, gross	945,610	817,406
Accumulated depreciation	(130,886)	(83,481)
Property, plant and equipment, net	$814,724	$733,925
We recorded depreciation expense of $46.2 million, $45.9 million, and $54.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

11.	PROPERTY, PLANT AND EQUIPMENT, Continued

We include within the cost of property, plant and equipment interest costs incurred while an asset is being constructed. We capitalized $0.8 million of interest costs during the year ended December 31, 2012 and $1.0 million during the year ended December 31, 2011.

12.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill relates to the following segment (in thousands):

	December 31, 2012	December 31, 2011
SemMexico	$9,884	$9,453
In addition to the amounts in the table above, approximately $65.4 million of our investment in NGL Energy and its general partner and approximately $8.7 million of our investment in White Cliffs represent equity method goodwill.
As described in Note 3, we test goodwill for impairment annually, or more often if circumstances warrant. To perform these tests, we must determine which asset groups the goodwill relates to (such asset groups are referred to as reporting units). SemMexico represents a separate reporting unit. To estimate the fair value of our SemMexico reporting unit, we used two generally accepted valuation approaches, an income approach and a market approach, using assumptions consistent with a market participant’s perspective. Under the income approach, we utilize a discounted cash flow analysis to determine the estimated fair value of our SemMexico reporting unit. Significant judgments and assumptions including the discount rate, anticipated revenue growth rate and gross margins, estimated operating and interest expense, and capital expenditures are inherent in these fair value estimates, which are based on our operating and capital budgets as well as strategic plans. A significant underlying assumption in our strategic plan is that the Mexican government will continue current spending levels for the maintenance and construction of its national road infrastructure (requiring asphalt). If current spending levels by the Mexican government decreased, the impact would negatively affect our key assumptions and could trigger an impairment. At October 1, 2012, fair value exceeded carrying value by 1%.
Under the market approach, we apply multiples to forecasted cash flows from certain guideline public companies in our industry.
For the October 1, 2012 goodwill impairment tests, we developed estimates of cash flows for SemMexico for a period of 18 years, and also developed an estimated terminal value using an assumed 3% growth rate. We discounted the estimated cash flows to present value using a discount rate of 12.2% for SemMexico.
Changes in goodwill balances during the period from December 31, 2009 to December 31, 2012 are shown below (in thousands):

Balance, December 31, 2009	$186,844
Impairments (Note 6)	(61,173)
Deconsolidation of White Cliffs (Note 5)	(17,000)
Currency translation adjustments	(848)
Balance, December 31, 2010	107,823
Impairments (Note 6)	(47,804)
Contribution of SemStream assets to NGL Energy (Note 5)	(50,071)
Currency translation adjustments	(495)
Balance, December 31, 2011	9,453
Currency translation adjustments	431
Balance, December 31, 2012	$9,884
For U.S. federal income tax purposes, goodwill is amortized on a straight-line basis over 15 years.
Other intangible assets
Other intangible assets relate to the following segments (in thousands):

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

12.	GOODWILL AND OTHER INTANGIBLE ASSETS, Continued

	December 31, 2012	December 31, 2011
SemMexico	$7,549	$8,907
Corporate and other	36	43
Total	$7,585	$8,950
Changes in other intangible asset balances are shown below (in thousands):

Balance, December 31, 2009	$130,612
Amortization	(16,181)
Impairment (Note 6)	(39,446)
Deconsolidation of White Cliffs (Note 5)	(43,267)
Currency translation adjustments	546
Balance, December 31, 2010	32,264
Amortization	(4,664)
Contribution of SemStream assets to NGL Energy (Note 5)	(12,408)
Impairment (Note 6)	(5,048)
Currency translation adjustments	(1,194)
Balance, December 31, 2011	8,950
Amortization	(2,017)
Currency translation adjustments	652
Balance, December 31, 2012	$7,585
Our other intangible assets consist primarily of customer relationships and unpatented technology of our SemMexico segment, which represented $5.0 million and $2.2 million, respectively, of the balance at December 31, 2012. These assets may be subject to impairments in the future if we are unable to maintain the relationships with the customers to which the assets relate.
Intangible assets are generally amortized on an accelerated basis over the estimated period of benefit. We estimate that future amortization of other intangible assets will be as follows (in thousands):

For year ending:
December 31, 2013	$1,676
December 31, 2014	1,332
December 31, 2015	1,060
December 31, 2016	847
December 31, 2017	679
Thereafter	1,991
Total estimated amortization expense	$7,585

13.	FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK
Fair value of financial instruments
We record certain financial assets and liabilities at fair value at each balance sheet date. The tables below summarize the balances of these assets and liabilities at December 31, 2012 and 2011 (in thousands):

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

13.	FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK, Continued

	December 31, 2012					December 31, 2011
	Level 1	Level 2	Level 3	Netting*	Total	Level 1	Level 2	Level 3	Netting*	Total
Assets:
Commodity derivatives	$22	$—	$—	$(22)	$—	$393	$—	$—	$(231)	$162
Total assets	$22	$—	$—	$(22)	$—	$393	$—	$—	$(231)	$162
Liabilities:
Commodity derivatives	$1,056	$—	$—	$(22)	$1,034	$231	$—	$—	$(231)	$—
Warrants	32,858	—	—	—	32,858	12,180	—	—	—	12,180
Interest rate swaps	—	—	—	—	—	—	358	—	—	358
Total liabilities	$33,914	$—	$—	$(22)	$33,892	$12,411	$358	$—	$(231)	$12,538
Net assets (liabilities) at fair value	$(33,892)	$—	$—	$—	$(33,892)	$(12,018)	$(358)	$—	$—	$(12,376)

*	Relates primarily to exchange traded futures. Gain and loss positions on multiple contracts are settled net on a daily basis with the exchange.
“Level 1” measurements were obtained using unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. These include commodity futures contracts that are traded on an exchange. These also include common stock warrants (Note 17) which are traded on the New York Stock Exchange.
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
The following table summarizes changes in the fair value of our net financial assets (liabilities) classified as Level 3 in the fair value hierarchy (in thousands):

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

13.	FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK, Continued

	Year Ended December 31, 2012			Year Ended December 31, 2011			Year Ended December 31, 2010
	Warrants	Commodity Derivatives	Total	Warrants	Commodity Derivatives	Total	Warrants	Commodity Derivatives	Total
Net assets (liabilities)—beginning balance	$—	$—	$—	$(17,192)	$(547)	$(17,739)	$(16,909)	$(23,438)	$(40,347)
Transfers out of Level 3(*)	—	—	—	8,934	(419)	8,515	—	4,072	4,072
Total realized and unrealized gain (loss) included in earnings(**)	—	—	—	8,258	2,783	11,041	(283)	(5,351)	(5,634)
Settlements	—	—	—	—	(1,817)	(1,817)	—	24,170	24,170
Net assets (liabilities)—ending balance	$—	$—	$—	$—	$—	$—	$(17,192)	$(547)	$(17,739)
Amount of total gain or loss included in earnings for the period attributable to the change in unrealized gain or loss relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—	$—	$(283)	$(547)	$(830)

(*)	In these tables, transfers in and transfers out are recognized as of the beginning of the reporting period for commodity derivatives and as of the transfer date for warrants.

(**)	Gains and losses related to commodity derivatives are reported in product revenue. Gains and losses related to warrants are recorded in other expense (income).
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

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

13.	FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK, Continued

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
The following table sets forth the notional quantities for derivative instruments entered into (in thousands of barrels):

	Year Ended December 31, 2012	Year Ended December 31, 2011
Sales	1,743	18,869
Purchases	1,636	18,572
We have not designated any of our commodity derivative instruments as accounting hedges. We record the fair value of our commodity derivative instruments on our consolidated balance sheets in other current assets and other current liabilities in the following amounts (in thousands):

December 31, 2012		December 31, 2011
Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
$—	$1,034	$162	$—

Realized and unrealized gains (losses) from our commodity derivatives were recorded to product revenue in the following amounts (in thousands):

Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
$149	$2,153	$(11,969)
Interest rate swaps
During February 2011 we entered into interest rate swaps in connection with certain SemLogistics credit facilities. For 2011, the swaps were recorded at fair value in other noncurrent liabilities on the consolidated balance sheet, with changes in the fair value (net of income taxes) recorded to other comprehensive income (loss). The swaps were terminated in March 2012 with a loss on closure of $0.4 million, including a reclass of $0.3 million from accumulated other comprehensive income to earnings.
Concentrations of risk
During the year ended December 31, 2012, no individual customer accounted for more than 10% of our consolidated revenue. At December 31, 2012, one customer of the Crude segment accounted for approximately 16% of our consolidated accounts receivable.
During the year ended December 31, 2011, no individual customer accounted for more than 10% of our consolidated revenue. At December 31, 2011, one customer of the Crude segment accounted for approximately 16% of our consolidated accounts receivable.
During the year ended December 31, 2010, no individual customer accounted for more than 10% of our consolidated revenue.
Assets and liabilities of subsidiaries outside the United States
The following table summarizes the assets and liabilities (excluding affiliate balances) at December 31, 2012 of our subsidiaries outside the United States (in thousands):

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

13.	FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK, Continued

	Canada	United Kingdom	Mexico	Total
Cash and cash equivalents	$54,518	$3,064	$5,420	$63,002
Other current assets	92,851	2,780	42,157	137,788
Noncurrent assets	174,171	168,374	47,017	389,562
Total assets	321,540	174,218	94,594	590,352
Current liabilities	$51,090	$998	$23,087	$75,175
Noncurrent liabilities	81,658	27,257	2,446	111,361
Total liabilities	132,748	28,255	25,533	186,536
Net assets	$188,792	$145,963	$69,061	$403,816
Employees
At December 31, 2012, we had approximately 690 employees, including approximately 480 employees outside the U.S. Approximately 110 of the employees in Canada and Mexico are represented by labor unions and are subject to collective bargaining agreements. Of these employees, approximately 60 are subject to collective bargaining agreements that renew annually and 50 have collective bargaining agreements that renewed on January 30, 2013 for a three-year period. We have never had a labor related work stoppage and believe our employee relations are good.

14.	INCOME TAXES
Income tax expense (benefit)
Our consolidated income (loss) from continuing operations before income taxes was generated in the following jurisdictions (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
U.S.	$21,498	$39,936	$(34,736)
Foreign	5,382	(29,886)	(105,487)
Consolidated	$26,880	$10,050	$(140,223)
The following table summarizes income tax expense (benefit) from continuing operations by jurisdiction (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Current income tax provision (benefit):
Foreign	$9,662	$7,427	$7,376
U.S. federal	—	—	—
U.S. state	74	4	120
	9,736	7,431	7,496
Deferred income tax provision (benefit):
Foreign	(12,070)	(7,252)	(16,570)
U.S. federal	222	(2,159)	2,366
U.S. state	34	(330)	388
	(11,814)	(9,741)	(13,816)
Provision (benefit) for income taxes	$(2,078)	$(2,310)	$(6,320)
The following table reconciles income tax provision (benefit) at the U.S. federal statutory rate to the consolidated provision (benefit) for income taxes (in thousands):

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

14.	INCOME TAXES, Continued

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Income (loss) from continuing operations before income taxes	$26,880	$10,050	$(140,223)
U.S. federal statutory rate	35%	35%	35%
Provision at statutory rate	9,408	3,518	(49,078)
State income taxes—net of federal benefit	71	(221)	339
Effect of rates other than statutory	(829)	(1,360)	2,447
Effect of U.S. taxation on foreign branches	1,883	(10,460)	(36,920)
Impairment of goodwill	—	15,745	21,411
Noncontrolling interest	(3,429)	—	—
Foreign tax credit and offset to branch deferreds	(12,360)	9,339	13,392
Impact of valuation allowance on deferred tax assets	6,233	(16,421)	37,909
Other, net	(3,055)	(2,450)	4,180
Provision for income taxes	$(2,078)	$(2,310)	$(6,320)
For the years ended December 31, 2012, 2011, and 2010, the foreign subsidiaries are disregarded entities for U.S. federal income tax purposes. The foreign earnings are taxed in foreign jurisdictions as well as in the U.S. Foreign tax credits, subject to limitations, are available to reduce U.S. taxes.
Deferred tax positions
Deferred income taxes reflect the effects of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. Significant components of deferred tax assets and liabilities are as follows at December 31, 2012 and 2011 (in thousands):

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

14.	INCOME TAXES, Continued

	December 31, 2012	December 31, 2011
Deferred tax assets:
Net operating loss and other credit carryforwards	$47,910	$43,009
Compensation and benefits	1,573	1,600
Unrealized gain/(loss)	—	93
Inventories	96	85
Intangible assets	52,444	52,453
Pension plan	3,384	4,541
Allowance for doubtful accounts	2,507	2,162
Deferred revenue	3,925	7,281
Foreign tax credit and offset to branch deferreds	92,559	77,294
Other	16,046	6,793
less: valuation allowance	(155,757)	(145,408)
Net deferred tax assets	64,687	49,903
Deferred tax liabilities:
Intangible assets	(8,952)	(9,175)
Prepaid expenses	(150)	(142)
Property, plant and equipment	(78,413)	(76,620)
Equity Investment in partnerships	(36,749)	(28,696)
Other	(5,876)	(8,585)
Total deferred tax liabilities	(130,140)	(123,218)
Net deferred tax assets (liabilities)	$(65,453)	$(73,315)
At December 31, 2012, we had a cumulative U.S. federal net operating loss of approximately $118.0 million that can be carried forward to apply against taxable income generated in future years. This carry forward begins to expire in 2029. We had cumulative U.S. state net operating losses of approximately $88.6 million available for carry forward, which begin to expire in 2014. We had a foreign net operating loss of $7.5 million available for indefinite carry forward. We had foreign tax credits of approximately $29.2 million available for carry forward, which begin to expire in 2019.
Due to our emergence from bankruptcy and overall restructuring, we have recorded a valuation allowance on deferred tax assets. This valuation allowance increased by $10.3 million in 2012 due primarily to the net increase in tax credits and other deferred tax assets in the U.S. and the change resulting from reclassification to discontinued operations. Certain liabilities have been considered as a source of future taxable income in establishing the amount of the valuation allowance. We have not yet been able to benefit from the net operating loss and foreign tax credit carry forwards above the extent of these liabilities. As disclosed in Note 4, the Company has closed a significant transaction subsequent to year end with the sale of a one-third interest in SemCrude Pipeline, L.L.C. Gain recognition for tax purposes will have a material impact to our deferred tax positions in the first quarter of 2013 and will provide positive evidence as defined in the context of ASC 740 regarding the ability to benefit from our deferred tax assets in the future. Accordingly, under ASC 740, such evidence was not considered in the valuation allowance at December 31, 2012 due to fundamentals of the transaction which remained subject to market influence until closed. All positive and negative evidence will be considered in the re-assessment of our need for a valuation allowance in the first quarter of 2013. Such evaluation could result in partial or complete release of the valuation allowance in the near term.
We have analyzed filing positions in all of the federal, state and foreign jurisdictions where we are required to file income tax returns and determined that no accruals related to uncertainty in tax positions are required. All income tax years of the Company ending after the Emergence Date remain open for examination in all jurisdictions. In foreign jurisdictions, all tax years within the relevant statute of limitations for periods prior to the Emergence Date remain open for examination. Currently, there are no examinations in progress for our federal and state jurisdictions. Canada Revenue Agency has initiated an income tax audit of SemCAMS ULC for the tax year 2009 which remains in progress.   No other foreign jurisdictions are currently under audit.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

15.	LONG-TERM DEBT
Our long-term debt consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
SemGroup corporate revolving credit facility	$201,500	$82,000
Rose Rock credit facility	4,500	—
SemLogistics credit facility	—	23,180
SemMexico credit facility	—	4,046
Capital leases	86	109
Total long-term debt	206,086	109,335
less: current portion of long-term debt	24	26,058
Noncurrent portion of long-term debt	$206,062	$83,277
SemGroup corporate credit agreement
In June 2011, we entered into a new credit agreement that consisted of a revolving facility, a Term Loan A and a Term Loan B. We used the proceeds from the new credit facilities to retire our previous revolving credit facility and term loan, which we had entered into upon emergence from bankruptcy. Later in 2011, we retired the Term Loan A and Term Loan B on the new credit facility, using proceeds from the contribution of SemStream assets to NGL Energy, proceeds from the Rose Rock IPO and borrowings on the revolving credit facility.
Our revolving credit facility has a capacity of $300 million at December 31, 2012. The capacity was reduced from $320 million to $300 million during the first quarter of 2012 following the close of Rose Rock's IPO. This capacity may be used either for cash borrowings or letters of credit, although the maximum letter of credit capacity is $250 million. At December 31, 2012, we had outstanding cash borrowings of $201.5 million on this facility and outstanding letters of credit of $2.1 million. The principal is due on June 20, 2016, and any letters of credit expire on June 13, 2016. Earlier principal payments may be required if we enter into certain transactions to sell assets or obtain new borrowings. We have the right to make additional principal payments without incurring any penalties for early repayment.
Interest on revolving credit cash borrowings is charged at either a Eurodollar rate or an alternate base rate ("ABR"), at our election. The Eurodollar rate is calculated as:

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
At December 31, 2012, there was $201.5 million of outstanding revolving cash borrowings which incurred interest at the ABR. The interest rate in effect at December 31, 2012 on the $201.5 million of alternate base rate borrowings was 4.75%, calculated as the prime rate of 3.25% plus a margin of 1.5%.
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
Fees are charged on any outstanding letters of credit at a rate that ranges from 2.5% to 4.0%, depending on a leverage ratio specified in the credit agreement. At December 31, 2012, the rate in effect was 2.5%. In addition, a fronting fee of 0.25% is charged on outstanding letters of credit. A commitment fee of 0.5% is charged on any unused capacity on the revolving credit facility. In addition, we are charged an annual administrative fee of $0.1 million. We also paid $4.9 million of fees to lenders and advisors, which was recorded in other noncurrent assets and is being amortized over the life of the agreement.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

15.	LONG-TERM DEBT, Continued

We recorded interest expense related to the revolving credit facility of $6.9 million and $2.8 million for the year ended December 31, 2012 and December 31, 2011, respectively, including amortization of debt issuance costs.
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
The terms of our current credit facility restrict, to some extent, the payment of cash dividends on our common stock. The credit agreement is guaranteed by all of our material domestic subsidiaries (except for Rose Rock Midstream Holdings, L.L.C.) and secured by a lien on substantially all of our property and assets, subject to customary exceptions.
At December 31, 2012, we were in compliance with the terms of the credit agreement.
In January 2013, we paid $187 million of the outstanding balance of the revolver from proceeds generated from the sale of a one-third interest in SemCrude Pipeline, L.L.C. to our consolidated subsidiary, Rose Rock, which was funded through the issuance and sale of Rose Rock equity and a borrowing on Rose Rock's credit facility.
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
We recorded interest expense related to these facilities of $39.3 million during the year ended December 31, 2011 and $71.5 million during the year ended December 31, 2010. No interest expense was recorded in 2012 as these facilities were retired in 2011, as described above. Included in interest expense was the amortization of debt issuance costs of $22.2 million for the year ended December 31, 2011 (which included a $17.4 million reduction due to the refinancing of the credit facility) and $23.6 million for the year ended December 31, 2010.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

15.	LONG-TERM DEBT, Continued

Rose Rock credit facility
On November 10, 2011, our subsidiary Rose Rock entered into a senior secured revolving credit facility agreement. This credit facility became effective upon completion of the Rose Rock IPO on December 14, 2011. This credit agreement provides for a revolving credit facility of $150 million. In September 2012, we amended the credit agreement such that the revolving credit facility may under certain conditions be increased by up to an additional $400 million. The previous agreement provided for an increase of up to an additional $200 million. The credit facility includes a $75 million sub-limit for the issuance of letters of credit for the account of Rose Rock or its loan parties. All amounts outstanding under the facility will be due and payable on December 14, 2016.
At Rose Rock’s option, amounts borrowed under the credit agreement will bear interest at either the Eurodollar rate or an ABR, plus, in each case, an applicable margin. The applicable margin will range from 2.25% to 3.25% in the case of a Eurodollar rate loan, and from 1.25% to 2.25% in the case of an ABR loan, in each case, based on a leverage ratio specified in the credit agreement. At December 31, 2012, we had outstanding cash borrowings of $4.5 million which incurred interest at the ABR plus an applicable margin. The interest rate at December 31, 2012 was 4.50%.
Fees are charged on any outstanding letters of credit at a rate that ranges from 2.25% to 3.25%, depending on a leverage ratio specified in the credit agreement. At December 31, 2012, there were $41.1 million in outstanding letters of credit, and the rate in effect was 2.25%. In addition, a fronting fee of 0.25% is charged on outstanding letters of credit.
A commitment fee that ranges from 0.375% to 0.50%, depending on a leverage ratio specified in the credit agreement, is charged on any unused capacity of the revolving credit facility. In addition, we are charged an annual administrative fee of $0.1 million. The credit facility also allows for the use of Secured Bilateral Letters of Credit, which are issued external to the credit facility and do not reduce revolver availability. At December 31, 2012, we had $2.7 million of Bilateral Letters of Credit outstanding and the interest rate in effect was 1.75%.
We paid $0.2 million and $1.7 million of fees to lenders and advisers during the years ended December 31, 2012 and 2011, respectively, which was recorded in other noncurrent assets and is being amortized over the life of the agreement. We recorded interest expense related to this facility of $1.9 million and $0.1 million for the year ended December 31, 2012 and December 31, 2011, respectively, including amortization of debt issuance costs.
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
At December 31, 2012, we were in compliance with the terms of the credit agreement.
On January, 11, 2013, the credit facility capacity was increased to $385 million and Rose Rock borrowed $133.5 million in connection with the purchase of a one-third interest in SemCrude Pipeline, L.L.C. from SemGroup and to pay

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

15.	LONG-TERM DEBT, Continued

transaction related expenses. Approximately $1.5 million of related costs have been capitalized and will be amortized over the remaining life of the facility.
SemLogistics credit facilities
SemLogistics entered into a credit agreement in December 2010, which included a £15 million term loan and a £15 million revolving credit facility (U.S. $24 million each, at the December 31, 2012 exchange rate). This facility was terminated in March 2012.
SemLogistics recorded interest expense of $1.4 million, $1.0 million, and $4.0 million for the years ended December 31, 2012, 2011 and 2010, respectively, including amortization of debt issuance costs.
During February 2011, we entered into three interest swap agreements. The intent of the swaps was to offset a portion of the variability in interest payments due under the term loan. These swaps were terminated in March 2012 with a loss on closure of $0.4 million, including a reclass of $0.3 million from accumulated other comprehensive income to earnings.
SemCrude Pipeline, L.L.C. credit facility
SemCrude Pipeline, L.L.C., which is a wholly-owned subsidiary that holds our ownership interest in White Cliffs, borrowed $125 million under a credit agreement on November 30, 2009. SemCrude Pipeline, L.L.C. retired this facility during September 2010.
Interest was generally charged on the SemCrude Pipeline, L.L.C. credit facility at a floating rate, which was calculated as 6% plus the greater of LIBOR or 1.5%. In addition, we paid $4.8 million in fees to the lender at the inception of the agreement, which have been fully amortized. We recorded interest expense related to this facility of $11.0 million during the year ended December 31, 2010.
SemMexico facilities
On July 13, 2012, SemMexico entered into an additional credit agreement that allows SemMexico to borrow up to 56 million Mexican pesos (U.S. $4.3 million at the December 31, 2012 exchange rate) at any time during the term of the facility, which matures in July 2013. Borrowings are unsecured and bear interest at the bank prime rate in Mexico plus 1.7%. At December 31, 2012, there were no outstanding borrowings on this facility.
On June 13, 2012, SemMexico entered into an additional revolving credit agreement that allows SemMexico to borrow up to 44 million Mexican pesos (U.S. $3.4 million at the December 31, 2012 exchange rate) at any time during the term of the facility, which matures in June 2015. Borrowings are unsecured and bear interest at the bank prime rate in Mexico plus 2.0%. At December 31, 2012, there were no outstanding borrowings on this facility.
During 2011, SemMexico entered into an additional credit agreement that allowed SemMexico to borrow up to 56 million Mexican pesos (U.S. $4.3 million at the December 31, 2012 exchange rate) at any time during the term of the facility. This facility matured in August 2012. Borrowings were unsecured and bore interest at the bank prime rate in Mexico plus 1.7%.
During 2010, SemMexico entered into a credit agreement that allowed SemMexico to borrow up to 80 million Mexican pesos (U.S. $6.1 million at the December 31, 2012 exchange rate) at any time through June 2011. Borrowings on this facility were required to be repaid with monthly payments through May 2013. At December 31, 2012, there were no outstanding borrowings on this facility.
SemMexico also has outstanding letters of credit of 292.8 million Mexican pesos at December 31, 2012 (U.S. $22.5 million). Fees are generally charged on outstanding letters of credit at a rate of 0.5% .
SemMexico recorded interest expense of $0.4 million and $0.4 million during the years ended December 31, 2012 and December 31, 2011, respectively, related to these facilities.
At December 31, 2012, we were in compliance with the terms of these facilities.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

15.	LONG-TERM DEBT, Continued

Scheduled principal payments
The following table summarizes the scheduled principal payments as of December 31, 2012 (in thousands). As described above, our credit agreements require accelerated principal payments under certain circumstances. As a result, principal payments may occur earlier than shown in the table below.

	SemGroup Facility	Rose Rock Facility	SemLogistics Facility	SemMexico Facility	Capital Leases	Total
For the year ended:
December 31, 2013	$—	$—	$—	$—	$24	$24
December 31, 2014	—	—	—	—	27	27
December 31, 2015	—	—	—	—	28	28
December 31, 2016	201,500	4,500	—	—	7	206,007
December 31, 2017	—	—	—	—	—	—
Thereafter	—	—	—	—	—	—
Total	$201,500	$4,500	$—	$—	$86	$206,086
Fair value
We estimate that the fair value of our long-term debt was not materially different than the recorded values at December 31, 2012, as our debt relates to recent borrowings on our revolving credit facilities, which are based on market rates plus a margin based on leverage ratios. This is considered Level 3 in the fair value hierarchy.

16.	COMMITMENTS AND CONTINGENCIES
Bankruptcy matters

(a)	Confirmation order appeals
Luke Oil appeal. On October 21, 2009, Luke Oil Company, C&S Oil/Cross Properties, Inc., Wayne Thomas Oil and Gas and William R. Earnhardt Company (collectively, “Luke Oil”) filed an objection to the Plan of Reorganization “to the extent that the Plan of Reorganization may alter, impair, or otherwise adversely affect Luke Oil’s legal rights or other interests.” On October 28, 2009, the bankruptcy court overruled the Luke Oil objection and entered the confirmation order. On November 6, 2009, Luke Oil filed a notice of appeal. On December 23, 2009, Luke Oil’s appeal was docketed in the United States District Court for the District of Delaware. We filed a motion to dismiss the appeal as equitably moot. On May 21, 2012, the District Court entered an order granting our motion to dismiss Luke Oil's appeal of the confirmation order. On June 18, 2012, Luke Oil filed its Notice of Appeal, notifying the District Court and the parties to the lawsuit that it was appealing the decision of the District Court to the United States Court of Appeals for the Third Circuit. While we believe that this action is without merit and are vigorously defending this matter on appeal, an adverse ruling on this action could have a material adverse impact on us.

(b)	Investigations
Around the time of our predecessor's bankruptcy filings, several governmental agencies launched investigations regarding the circumstances of the filings. The mandate and scope of these investigations were very broad and the investigations are ongoing.
Bankruptcy examiner. On October 14, 2008, the bankruptcy court appointed an examiner to (i) investigate the circumstances surrounding our predecessor's trading strategy prior to bankruptcy filings; (ii) investigate the circumstances surrounding certain insider transactions and the formation of SemGroup Energy Partners L.P. (a former subsidiary); (iii) investigate the circumstances surrounding the potential improper use of borrowed funds and funds generated from operations and the liquidation of assets to satisfy margin calls related to our predecessor's trading strategy and that of certain entities owned or controlled by former officers and directors of the general partner of SemGroup, L.P.; (iv) determine whether any directors, officers or employees of the general partner of SemGroup, L.P. participated in fraud, dishonesty, incompetence, misconduct, mismanagement, or irregularity in the management of our affairs; and (v) determine whether the SemGroup debtor estates have causes of action against current or former officers, directors, or employees of the general

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

16.	COMMITMENTS AND CONTINGENCIES, Continued

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
A large number of parties have made claims against us for obligations alleged to have been incurred prior to our predecessor's bankruptcy filing. On September 15, 2010, the bankruptcy court entered an order estimating the contingent, unliquidated and disputed claims and authorizing distributions to holders of allowed claims. Pursuant to that order we have begun making distributions to the claimants. We continue to attempt to settle unresolved claims.
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

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

16.	COMMITMENTS AND CONTINGENCIES, Continued

In a letter dated August 18, 2011, Blueknight claimed that SemCrude owes Blueknight approximately 141,000 barrels of crude oil. We responded to Blueknight’s letter denying their charges and requesting documentation from Blueknight of its claim. On February 14, 2012, after months of interaction between the parties through which we requested Blueknight to substantiate its claim, Blueknight filed suit against us in the District Court of Oklahoma City, Oklahoma. On May 1, 2012, the court approved our motion to transfer this case to Tulsa County, Oklahoma. On July 2, 2012, the Tulsa County District Court appointed a Special Master to conduct a review of whether Blueknight is missing 141,000 barrels of crude oil from operations occurring during the months of April through June, 2010. The Special Master will prepare an advisory report to the Court of her findings and conclusions. We believe this matter is without merit and will vigorously defend our position; however, we cannot predict the outcome.
Environmental
We may from time to time experience leaks of petroleum products from our facilities, as a result of which we may incur remediation obligations or property damage claims. In addition, we are subject to numerous environmental regulations. Failure to comply with these regulations could result in the assessment of fines or penalties by regulatory authorities.
The Kansas Department of Health and Environment (“the KDHE”) initiated discussions during our bankruptcy proceeding regarding six of our sites in Kansas (five owned by Crude and one owned by SemGas) that KDHE believes, based on their historical use, may have soil or groundwater contamination in excess of state standards. KDHE sought our agreement to undertake assessments of these sites to determine whether they are contaminated. We reached an agreement with KDHE on this matter and entered into a Consent Agreement and Final Order with KDHE to conduct environmental assessments on the sites and to pay KDHE’s costs associated with their oversight of this matter. We have conducted phase II investigations at all sites and results indicate that four of the sites have limited amounts of soil contamination that will require remediation and ground water contamination that may require further delineation and/or ongoing monitoring. Work plans have been submitted to, and approved by, the KDHE. We do not anticipate any penalties or fines for these historical sites. Remediation costs are expected to be immaterial.
A water pipeline break occurred at a SemCAMS facility during August 2010. This resulted in a spill of material that was predominantly salt water containing a small amount of hydrocarbons. The incident was investigated by Environment Canada and Alberta Environment. On February 14, 2012, charges were filed against SemCAMS by the Federal Government of Canada (Department of Fisheries) and the Province of Alberta (Alberta Environment) in connection with this incident. We are currently reviewing disclosure received from the agencies and have engaged our expert to assist us in formulating our response. Although it is not possible to predict the outcome of these proceedings, we accrued a liability for estimated fines and environmental contributions of $0.4 million in December 2010, which we still carry on our books at December 31, 2012.
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
Asset retirement obligations
We will be required to incur significant removal and restoration costs when we retire our natural gas gathering and processing facilities in Canada. We have recorded a liability associated with these obligations, which is reported within other noncurrent liabilities on the consolidated balance sheets. The following table summarizes the changes in this liability from December 31, 2009 through December 31, 2012 (in thousands):

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

16.	COMMITMENTS AND CONTINGENCIES, Continued

Balance at December 31, 2009	$28,996
Accretion	3,523
Payments made	(1,144)
Currency translation adjustments	1,509
Balance at December 31, 2010	32,884
Accretion	4,114
Payments made	(341)
Currency translation adjustments	(771)
Balance at December 31, 2011	35,886
Accretion	4,554
Payments made	(1,169)
Currency translation adjustments	834
Balance at December 31, 2012	$40,105
The December 31, 2012 liability was calculated using the $107.7 million cost we estimate we would incur to retire these facilities, discounted based on our risk-adjusted cost of borrowing and the estimated timing of remediation.
The calculation of the liability for an asset retirement obligation requires the use of significant estimates, including those related to the length of time before the assets will be retired, cost inflation over the assumed life of the assets, actual remediation activities to be required, and the rate at which such obligations should be discounted. Future changes in these estimates could result in material changes in the value of the recorded liability. In addition, future changes in laws or regulations could require us to record additional asset retirement obligations. The $107.7 million estimated cost represents only our proportionate share of the obligations associated with these facilities. An additional $45.2 million of estimated costs are attributable to third-party owners’ proportionate share of the obligations. If an owner fails to perform on its obligations, the other owners (including SemGroup) could be obligated to bear that party’s share of the remediation costs.
Our other segments may also be subject to removal and restoration costs upon retirement of their facilities. However, we are unable to predict when, or if, our pipelines, storage tanks and other facilities would become completely obsolete and require decommissioning. Accordingly, we have not recorded a liability or corresponding asset, as both the amount and timing of such potential future costs are indeterminable.
Leases
We have entered into operating lease agreements for office space, office equipment, land, trucks and tank storage. Future minimum payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year at December 31, 2012 are as follows (in thousands):

Operating Leases
For year ending:
December 31, 2013	$3,882
December 31, 2014	3,170
December 31, 2015	2,312
December 31, 2016	5,119
December 31, 2017	4,723
Thereafter	419
Total future minimum lease payments	$19,625
We recorded lease and rental expenses of $8.4 million, $9.4 million and $10.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

16.	COMMITMENTS AND CONTINGENCIES, Continued

Purchase and sale commitments
We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We account for these commitments as normal purchases and sales, and therefore we do not record assets or liabilities related to these agreements until the product is purchased or sold. At December 31, 2012, such commitments included the following (in thousands):

	At December 31, 2012
	Volume (barrels)	Value ($)
Fixed price purchases	169	14,630
Fixed price sales	169	14,927
Floating price purchases	22,339	2,108,387
Floating price sales	22,536	2,119,455
Certain of the commitments shown in the table above relate to agreements to purchase product from a counterparty and to sell a similar amount of product (in a different location) to the same counterparty. Many of the commitments shown in the table above are cancellable by either party, as long as notice is given within the time frame specified in the agreement (generally 30 to 120 days).
Our SemGas segment has a take or pay contractual obligation related to the fractionation of natural gas liquids. This obligation began in July 2011 and continues through June 2015. At December 31, 2012, the amount of future obligation is approximately $2.9 million. SemGas also enters into contracts under which we are responsible for marketing the majority of the gas and natural gas liquids produced by the counterparties to the agreements. In 2012, the majority of SemGas’ revenues were generated from such contracts.
During the first quarter 2012, SemGas committed to purchasing equipment related to a 125 MMcf per day processing facility. At December 31, 2012, the future obligation associated with this purchase is $1.8 million.
See Note 5 for commitments related to White Cliffs and GMP.

17.	EQUITY
Common stock
Upon emergence from bankruptcy, we issued 40,882,496 shares of common stock. The Plan of Reorganization specified that we were to issue an additional 517,500 shares of common stock in settlement of pre-petition claims. As of December 31, 2012, we have issued 225,423 shares of this stock and will issue the remainder as the process of resolving the claims progresses. The owners’ equity balances on the consolidated balance sheets include the shares that are required to be issued in settlement of pre-petition claims. The shares of common stock reflected on the consolidated balance sheet at December 31, 2012 are summarized below:

Shares issued on Emergence Date	40,882,496
Shares subsequently issued in settlement of pre-petition claims	225,423
Remaining shares required to be issued in settlement of pre-petition claims	292,077
Issuance of shares under employee and director compensation programs (*)	583,582
Shares issued upon exercise of warrants	15,707
Total shares	41,999,285
Par value per share	$0.01
Common stock on December 31, 2012 balance sheet (in thousands)	$420
(*) These shares include 162,986 shares which vested during the year ended December 31, 2012. Of these vested shares, recipients sold back to the Company 8,994 shares to satisfy tax withholding obligations which are being recognized at cost as treasury stock on the consolidated balance sheet.
In addition to the shares in the table above, there are shares of unvested restricted stock outstanding at December 31, 2012. The par value of these shares has not yet been reflected in common stock on the consolidated balance sheet, as

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

17.	EQUITY, Continued

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
Warrants
Upon emergence from bankruptcy protection, we issued 1,634,210 warrants. The Plan of Reorganization specified that we were to issue an additional 544,737 warrants in settlement of the pre-petition claims. As of December 31, 2012, we have issued 237,274 of the warrants and will issue the remainder as the process of resolving the claims progresses. Beginning September 2011, the warrants began trading on the New York Stock Exchange under the ticker symbol, SEMGWS. The warrants reflected on the consolidated balance sheet at December 31, 2012 are summarized below:

Warrants issued on Emergence Date	1,634,210
Warrants subsequently issued in settlement of pre-petition claims	237,274
Remaining warrants to be issued in settlement of pre-petition claims	307,463
Warrants exercised	(45,307)
Total warrants at December 31, 2012	2,133,640
Fair value per warrant at December 31, 2012	$15.40
Warrant value included within other noncurrent liabilities on December 31, 2012 consolidated balance sheet (in thousands)	$32,858
Each warrant entitles the holder to purchase one share of common stock for $25 at any time before the November 30, 2014 expiration date. Upon exercise, a holder may elect a cashless exercise, whereby the number of shares to be issued to the holder is reduced, in lieu of a cash payment. The closing price of our common stock was $39.08 per share on December 31, 2012. In the event of a change in control of the Company, the holders of the warrants would have the right to sell the warrants to us, and we would have the right to purchase the warrants from the holders. In either case, the price to be paid for the warrants would be calculated using a standard pricing model with inputs specified in the warrant agreement.

18.	EARNINGS PER SHARE
The following summarizes the calculation of basic earnings per share for the years ended December 31, 2012, December 31, 2011 and December 31, 2010 (in thousands, except per share amounts):

	Year Ended December 31, 2012
	Continuing Operations	Discontinued Operations	Net
Income	$28,958	$2,939	$31,897
less: Income attributable to noncontrolling interest	9,797	—	9,797
Numerator	$19,161	$2,939	$22,100
Common stock issued and to be issued pursuant to Plan of Reorganization	41,400	41,400	41,400
Weighted average common stock outstanding issued under compensation plans	539	539	539
Denominator	41,939	41,939	41,939
Basic earnings per share	$0.46	$0.07	$0.53

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

18.	EARNINGS PER SHARE, Continued

	Year Ended December 31, 2011
	Continuing Operations	Discontinued Operations	Net
Income (loss)	$12,360	$(9,548)	$2,812
less: Income attributable to noncontrolling interest	435	—	435
Numerator	$11,925	$(9,548)	$2,377
Common stock issued and to be issued pursuant to Plan of Reorganization	41,400	41,400	41,400
Weighted average common stock outstanding issued under compensation plans	240	240	240
Denominator	41,640	41,640	41,640
Basic earnings (loss) per share	$0.29	$(0.23)	$0.06

	Year Ended December 31, 2010
	Continuing Operations	Discontinued Operations	Net
Income (loss)	$(133,903)	$1,831	$(132,072)
less: Income attributable to noncontrolling interest	225	—	225
Numerator	$(134,128)	$1,831	$(132,297)
Common stock issued and to be issued pursuant to Plan of Reorganization	41,400	41,400	41,400
Weighted average common stock outstanding issued under compensation plans	2	2	2
Denominator	41,402	41,402	41,402
Basic earnings (loss) per share	$(3.24)	$0.04	$(3.20)

The following summarizes the calculation of diluted earnings per share for the years ended December 31, 2012 and 2011 (in thousands, except per share amounts):

	Year Ended December 31, 2012
	Continuing Operations	Discontinued Operations	Net
Income	$28,958	$2,939	$31,897
less: Income attributable to noncontrolling interest	9,797	—	9,797
Numerator	$19,161	$2,939	$22,100
Common stock issued and to be issued pursuant to Plan of Reorganization	41,400	41,400	41,400
Weighted average common stock outstanding issued under compensation plans	539	539	539
Effect of dilutive securities	315	315	315
Denominator	42,254	42,254	42,254
Diluted earnings per share	$0.45	$0.07	$0.52

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

18.	EARNINGS PER SHARE, Continued

	Year Ended December 31, 2011
	Continuing Operations	Discontinued Operations	Net
Income (loss)	$12,360	$(9,548)	$2,812
less: Income attributable to noncontrolling interest	435	—	435
less: Income resulting from change in fair value of warrants	5,012	—	5,012
Numerator	$6,913	$(9,548)	$(2,635)
Common stock issued and to be issued pursuant to Plan of Reorganization	41,400	41,400	41,400
Weighted average common stock outstanding issued under compensation plans	240	240	240
Denominator	41,640	41,640	41,640
Diluted earnings (loss) per share	$0.17	$(0.23)	$(0.06)
Since we experienced losses from continuing operations during the year ended December 31, 2010, the equity-based compensation (described in Note 19) did not cause any dilution for these periods.
For the years ended December 31, 2012 and December 31, 2010, we recorded a loss on the change in the fair value of the warrants; because of this, the warrants did not cause any dilution for that period. For the year ended December 31, 2011, we recorded a gain on the change in the fair value of the warrants of $5.0 million.
On January 11, 2013, we issued 77,581 shares of common stock upon the vesting of certain grants of restricted stock and restricted stock units. These shares are not reflected in the shares of common stock shown in the tables above.

19.	EQUITY-BASED COMPENSATION
SemGroup Corporation equity awards
We have reserved a total of 2,781,635 shares of common stock for issuance pursuant to employee and director compensation programs. These awards give the recipients the right to receive shares of common stock, once specified service or performance related vesting conditions are met. We record expense for these awards (and corresponding increases to additional paid-in capital) based on the grant date fair value of the awards. Although these awards are to be settled in shares, we may elect to give participants the option of settling a portion of the awards in cash, to meet statutory minimum tax withholding requirements. The activity related to these awards is summarized below:

	Unvested Shares	Average Grant Date Fair Value(*)
Outstanding at December 31, 2009	148,533	$25.00
Awards granted - 2010	562,295	$25.00
Awards vested - 2010	(92,833)	$25.00
Awards forfeited - 2010	(115,093)	$25.00
Outstanding at December 31, 2010	502,902	$25.00
Awards granted - 2011 (**)	173,982	$28.90
Awards vested - 2011	(201,361)	$25.00
Awards forfeited - 2011	(65,017)	$25.36
Outstanding at December 31, 2011	410,506	$26.59
Awards granted - 2012 (**)	246,432	$27.81
Awards vested - 2012	(162,986)	$25.20
Award forfeited - 2012	(43,400)	$27.74
Outstanding at December 31, 2012	450,552	$26.87

(*)
The grant date fair value of awards issued prior to our listing on the New York Stock Exchange was estimated at $25 per share, which was the per share reorganization value of the Company. Subsequent to our listing, the grant date fair value is determined based on the closing price on the New York Stock Exchange on the date of issue.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

19.	EQUITY-BASED COMPENSATION, Continued

(**)
For certain of the awards granted in 2012 and 2011, the number of shares that will vest is contingent upon our achievement of certain specified targets. These performance awards are valued based on the grant date closing price on the New York Stock Exchange assuming that 100% of the awards will vest. If we meet the specified maximum targets, approximately 42 thousand and 30 thousand additional shares could vest related to the 2012 and 2011 awards, respectively.

The following table, which includes potential shares from specified targets assumed to be achieved (as discussed above), summarizes the scheduled vesting of awards that have been granted as of December 31, 2012:

Year ended December 31, 2013	107,790	shares
Year ended December 31, 2014	155,382	shares
Year ended December 31, 2015	255,740	shares
Approximately 78,000 of these awards vested during the month of January 2013.
The awards may be subject to accelerated vesting in the event of involuntary terminations.
The following table summarizes the expense we have recorded and expect to record related to awards that have been granted through December 31, 2012 (in thousands):

Year ended December 31, 2010	$6,230
Year ended December 31, 2011	$5,424
Year ended December 31, 2012	$6,246
Year ended December 31, 2013 (estimated)	$3,576
Year ended December 31, 2014 (estimated)	$2,022
Year ended December 31, 2015 (estimated)	$213
Dividend rights in connection with outstanding equity awards
In the event the Company were to declare and pay a dividend on its common stock, employees that participate in the Company's equity-based compensation programs would have certain dividend rights. Dependent on the respective award agreement the dividend rights would vary based on certain items including, but not limited to the following: certain vesting requirements, how dividends would be distributed on unvested restricted shares, when dividends would be released to the employee participant, whether dividends would be paid in stock verses cash, how dividends would be paid should a change of control occur, and how dividends would be paid to a beneficiary in the event of an employee participant's death.
Rose Rock Midstream L.P. equity-based compensation
Certain of our employees who support Rose Rock participate in Rose Rock's equity-based compensation program. Awards under this program generally represent awards of restricted common units representing limited partner interests of Rose Rock, which are subject to specified vesting periods. Expense of $0.3 million related to these awards was recorded to non-controlling interest in our consolidated financial statements for the year ended December 31, 2012.  Vesting of these awards dilutes our ownership interest and requires additional equity contributions to Rose Rock to maintain our 2% general partner interest.
The holders of these awards (restricted units) are entitled to equivalent distributions (“Unvested Unit Distributions” or “UUD’s”) to be received upon vesting of the restricted unit awards. The distributions will be settled in common units based on the market price of Rose Rock's limited partner common units as of the close of business on the vesting date. The UUD’s are subject to the same forfeiture and acceleration conditions as the associated restricted units. At December 31, 2012, the value of the UUD’s was approximately $47 thousand. This is equivalent to approximately 1,480 common units based on the quarter end close of business market price of Rose Rock's common units of $31.47 per unit. The activity related to these awards is summarized below:

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

19.	EQUITY-BASED COMPENSATION, Continued

	Unvested Units	Average Grant Date Fair Value
Outstanding at December 31, 2011	—	$—
Awards granted - 2012	46,069	$21.97
Awards vested - 2012	—	$—
Awards forfeited - 2012	(2,109)	$20.60
Outstanding at December 31, 2012	43,960	$21.91
The following table summarizes the scheduled vesting of awards that have been granted as of December 31, 2012:

Year ended December 31, 2013	9,333	shares
Year ended December 31, 2014	—	shares
Year ended December 31, 2015	34,627	shares
Approximately 3,700 of these awards vested in January 2013.
The following table summarizes the expense we have recorded and expect to record related to awards that have been granted through December 31, 2012 (in thousands):

Year ended December 31, 2012	$308
Year ended December 31, 2013 (estimated)	$404
Year ended December 31, 2014 (estimated)	$235
Year ended December 31, 2015 (estimated)	$12
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

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

20.	EMPLOYEE BENEFIT PLANS
Defined contribution plans
We sponsor defined contribution retirement plans in which the majority of employees are eligible to participate. Our contributions to the defined contribution plans were $0.9 million, $1.1 million, and $1.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Pension plans
We sponsor a defined benefit pension plan and a supplemental defined benefit pension plan (collectively, the “Pension Plans”) for certain employees of the SemCAMS segment. The following table shows the projected benefit obligations and plan assets of the Pension Plans (in thousands):

	December 31, 2012	December 31, 2011
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$26,767	$29,182
Service cost	596	742
Interest cost	1,134	1,494
Actuarial (gains) losses	1,436	1,247
Benefits paid	(2,193)	(5,430)
Currency translation adjustment	617	(468)
Projected benefit obligation at end of year	28,357	26,767
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	21,008	24,063
Employer contributions	1,297	2,903
Actual return on plan assets	2,123	(143)
Benefits paid	(2,193)	(5,430)
Currency translation adjustment	492	(385)
Fair value of plan assets at end of year	22,727	21,008
Funded status:	$(5,630)	$(5,759)
Accumulated benefit obligation at end of year	$26,725	$25,242
To compute the December 31, 2012 projected benefit obligation of the Pension Plans, we used a discount rate of 3.9% and an assumed rate of compensation increase of 3.5%. To compute the December 31, 2011 projected benefit obligation of the Pension Plans, we used a discount rate of 4.25% and an assumed rate of compensation increase of 3.5%.
We recorded other noncurrent liabilities of $5.6 million at December 31, 2012, and $5.8 million at December 31, 2011, to reflect the funded status of the Pension Plans. We recorded changes in the funded status of the Pension Plans to other comprehensive income (loss), net of income taxes. These amounts were losses of $0.4 million, $1.7 million and $2.0 million for the years ended December 31, 2012, 2011, and 2010, respectively.
The following table summarizes the components of the net periodic benefit cost related to the Pension Plans (in thousands):

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

20.	EMPLOYEE BENEFIT PLANS, Continued

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Service cost	$596	$742	$783
Interest cost	1,134	1,494	1,560
Expected return on plan assets	(1,263)	(1,585)	(1,452)
Settlement loss	(55)	703	174
Other	118	—	—
Net periodic benefit cost	$530	$1,354	$1,065
To compute interest cost, we used discount rates of 4.25%, 5.25% and 6.00% for 2012, 2011 and 2010, respectively. To compute expected return on plan assets, we used an estimated rate of return of 6.00%, 6.75% , and 7.00% for 2012, 2011, and 2010, respectively.
We estimate that benefit payments from the Pension Plans will be as follows for the years 2013 – 2022 (in thousands):

Year	Estimated Benefit Payments
2013	$1,849
2014	1,836
2015	2,051
2016	2,248
2017	2,291
2018 - 2022	9,900
We estimate that we will make contributions of $1.1 million to the Pension Plans during the year ended December 31, 2013.
Substantially all of the plan’s assets are invested in pooled funds that hold highly-liquid securities. The value of each share of a pooled fund is calculated based on the quoted market prices of the assets held by the fund. The following table shows the value of each category of plan assets at December 31, 2012 and 2011 and the target investment allocation under our investment policy at December 31, 2012:

	Asset Value at December 31, 2012 (in thousands)	Asset Value at December 31, 2011 (in thousands)	Actual Allocation at December 31, 2012	Normal Allocation Per Investment Policy	Minimum Allocation Per Investment Policy	Maximum Allocation Per Investment Policy
Cash and cash equivalents	$—	$101	0%	6%	0%	25%
Pooled funds—fixed income	8,018	7,986	35%	39%	30%	50%
Pooled funds—Canadian equities	7,391	6,724	33%	30%	20%	50%
Pooled funds—non-Canadian equities	7,318	6,197	32%	25%	5%	60%
Total	$22,727	$21,008
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
As required by FASB ASC Topic 715, the following information discloses the fair values of our Pension Plan assets, by asset category, for the periods indicated (in thousands):

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

20.	EMPLOYEE BENEFIT PLANS, Continued

	December 31, 2012			December 31, 2011
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$—	$—	$—	$101	$—	$—
Fixed income mutual funds (a)	—	8,018	—	—	7,986	—
Equity mutual funds (a)	—	14,709	—	—	12,921	—
Total	$—	$22,727	$—	$101	$20,907	$—
(a) Mutual funds are valued daily in actively traded markets by an independent custodian for the investment manager. For purposes of calculating the value, portfolio securities and other assets for which market quotes are readily available are valued at market value. Market value is generally determined on a basis of last reported sales prices, or if no sales are reported, based on quotes obtained from a quotation reporting system, established market makers, or pricing services. Investments initially valued in currencies other than the U.S. dollar are converted to the U.S. dollar using exchange rates obtained from pricing services.
Retiree medical plan
We sponsor an unfunded, post-employment health benefit plan (the “Health Plan”) for certain employees of the SemCAMS segment. The projected benefit obligation related to the Health Plan was $1.8 million at December 31, 2012 and $1.7 million at December 31, 2011, and is reported within other noncurrent liabilities on the consolidated balance sheets.
Termination benefits
The laws in Canada, the United Kingdom and Mexico require us to pay certain benefits to employees if their employment is terminated without cause. We recorded $0.4 million and $1.6 million of expense during 2011 and 2010, respectively, for termination benefits related to the wind-down of certain operations of SemCanada Crude.

21.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents changes in the components of accumulated other comprehensive income (loss) (in thousands):

	Currency Translation	Employee Benefit Plans	Interest Rate Swaps	Total
Balance, December 31, 2009	$(4,180)	$846	$—	$(3,334)
Currency translation adjustment	6,475	—	—	6,475
Changes related to benefit plans, net of income tax benefit of $687	—	(2,026)	—	(2,026)
Balance, December 31, 2010	2,295	(1,180)	—	1,115
Currency translation adjustment	(13,075)	—	—	(13,075)
Changes related to interest rate swaps, net of income tax benefit of $74	—	—	(284)	(284)
Changes related to benefit plans, net of income tax benefit of $553	—	(1,631)	—	(1,631)
Balance, December 31, 2011	(10,780)	(2,811)	(284)	(13,875)
Currency translation adjustment	12,635	—	—	12,635
Settlement of interest rate swaps	—	—	284	284
Changes related to benefit plans, net of income tax benefit of $117	—	(343)	—	(343)
Balance, December 31, 2012	$1,855	$(3,154)	$—	$(1,299)

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

22.	SUPPLEMENTAL CASH FLOW INFORMATION
Operating assets and liabilities
The following table summarizes the changes in the components of operating assets and liabilities (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Decrease (increase) in restricted cash	$4,907	$25,827	$182,898
Decrease (increase) in accounts receivable	(129,102)	28,568	(26,602)
Decrease (increase) in receivable from affiliates	230	(6,071)	(337)
Decrease (increase) in inventories	(936)	(8,908)	36,895
Decrease (increase) in derivatives and margin deposits	(1,245)	14,287	12,146
Decrease (increase) in other current assets	4,197	(7,214)	67,216
Decrease (increase) in other assets	2,467	(1,874)	215
Increase (decrease) in accounts payable and accrued liabilities	114,776	(9,446)	(11,349)
Increase (decrease) in payable to affiliates	(6,871)	6,614	257
Increase (decrease) in payables to pre-petition creditors	(5,206)	(34,490)	(217,471)
Increase (decrease) in other noncurrent liabilities	2,500	4,115	18,269
	$(14,283)	$11,408	$62,137
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
Other supplemental disclosures
We paid cash for interest totaling $8.0 million, $32.6 million and $44.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.
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
We paid cash for income taxes (net of refunds received) in the amount of $11.4 million, $10.1 million and $8.1 million during the years ended December 31, 2012, 2011 and 2010, respectively. We accrued $1.6 million, $4.0 million and $0.1 million at December 31, 2012, 2011 and 2010, respectively, for purchases of property, plant and equipment.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

23.	QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized information on our consolidated results of operations for the quarters during the year ended December 31, 2012 is shown below (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$312,031	$331,777	$277,852	$315,837	$1,237,497
(Gain) loss on disposal or impairment of long-lived assets, net (Note 6)	—	119	(3,615)	(35)	(3,531)
Other operating costs and expenses	311,067	330,768	270,958	306,920	1,219,713
Total expenses	311,067	330,887	267,343	306,885	1,216,182
Earnings from equity method investments	7,498	12,289	3,116	13,133	36,036
Operating income	8,462	13,179	13,625	22,085	57,351
Other expenses, net	7,616	5,587	11,701	5,567	30,471
Income from continuing operations before income taxes	846	7,592	1,924	16,518	26,880
Income tax (benefit) expense	(1,012)	(92)	2,092	(3,066)	(2,078)
Income (loss) from continuing operations	1,858	7,684	(168)	19,584	28,958
Income (loss) from discontinued operations, net of income taxes	252	(441)	(264)	3,392	2,939
Net income (loss)	2,110	7,243	(432)	22,976	31,897
Less: net income attributable to noncontrolling interests	3,483	2,096	2,336	1,882	9,797
Net income (loss) attributable to SemGroup	$(1,373)	$5,147	$(2,768)	$21,094	$22,100
Earnings (loss) per share—basic	$(0.03)	$0.12	$(0.07)	$0.50	$0.53
Earnings (loss) per share—diluted	$(0.03)	$0.12	$(0.07)	$0.50	$0.52
In the third quarter of 2012, we classified SemStream Arizona's residential business as discontinued operations. Prior periods were recast to reflect the discontinued operations classification. See Notes 6 and 7 for additional information.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

23.	QUARTERLY FINANCIAL DATA (UNAUDITED) , Continued

Summarized information on our consolidated results of operations for the quarters during the year ended December 31, 2011 is shown below (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$401,714	$341,851	$391,522	$330,159	$1,465,246
(Gain) loss on disposal or impairment of long-lived assets, net (Note 6)	(64)	(72)	—	437	301
Other operating costs and expenses	390,093	332,921	385,039	316,697	1,424,750
Total expenses	390,029	332,849	385,039	317,134	1,425,051
Earnings from equity method investments	2,064	4,086	4,016	4,838	15,004
Operating income	13,749	13,088	10,499	17,863	55,199
Other (income) expenses, net	14,560	22,601	(5,834)	13,822	45,149
Income (loss) from continuing operations before income taxes	(811)	(9,513)	16,333	4,041	10,050
Income tax (benefit) expense	(297)	2,245	1,334	(5,592)	(2,310)
Income (loss) from continuing operations	(514)	(11,758)	14,999	9,633	12,360
Income (loss) from discontinued operations, net of income taxes	546	(541)	(660)	(8,893)	(9,548)
Net income (loss)	32	(12,299)	14,339	740	2,812
Less: net income attributable to noncontrolling interests	—	—	—	435	435
Net income (loss) attributable to SemGroup	$32	$(12,299)	$14,339	$305	$2,377
Earnings (loss) per share—basic	$0.00	$(0.30)	$0.34	$0.01	$0.06
Earnings (loss) per share—diluted	$0.00	$(0.30)	$0.34	$0.01	$(0.06)

In the third quarter of 2012, we classified SemStream Arizona's residential business as discontinued operations. Prior periods were recast to reflect the discontinued operations classification. See Notes 6 and 7 for additional information.

24.	RELATED PARTY TRANSACTIONS
NGL Energy
As described in Note 5, we own interests in NGL Energy, which we account for under the equity method.
During the years ended December 31, 2012 and 2011, we purchased condensate and propane from and sold natural gas liquids to NGL Energy. During the years ended December 31, 2012 and 2011, we received payments from NGL Energy for transition services and certain on-going services. The amounts were as follows for the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011
Revenues	$58,643	$9,708
Purchases	$42,741	$11,270
Reimbursements from NGL Energy for services	$575	$346
White Cliffs
As described in Note 5, we sold a portion of our ownership interests in White Cliffs at the end of September 2010. Upon closing of this sale, we deconsolidated White Cliffs and began accounting for it under the equity method. We generated

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

24.	RELATED PARTY TRANSACTIONS, Continued

approximately $2.5 million, $2.2 million and $0.5 million of revenue from services we provided to White Cliffs during the years ended December 31, 2012 and 2011 and the three months ended December 31, 2010, respectively.
Glass Mountain
As described in Note 5, in May 2012, we formed a joint venture, Glass Mountain, to construct, maintain and operate a 210-mile crude oil pipeline system originating in Alva and Arnett, Oklahoma and terminating at Cushing, Oklahoma. In connection with the pipeline project, GMP entered into a Pipeline Construction Management Agreement with Glass Mountain Holding, LLC (“GMH”), a wholly-owned subsidiary of SemGroup. The Pipeline Construction Management Agreement appoints GMH as construction manager of the pipeline project for which GMH will receive $0.9 million prorated over the period of construction. As of December 31, 2012, GMP had paid $0.4 million to GMH pursuant to this agreement.
Legal Services
The law firm of Conner & Winters, LLP, of which Mark D. Berman is a partner, performs legal services for us. Mr. Berman is the spouse of Candice L. Cheeseman, General Counsel and Secretary. Mr. Berman does not perform any legal services for us. SemGroup paid $1.7 million in legal fees and related expenses to this law firm during the year ended December 31, 2012 (of which $61,060 was paid by White Cliffs). SemGroup paid $1.8 million in legal fees and related expenses to this law firm during the year ended December 31, 2011 (of which $157,190 was paid by White Cliffs). SemGroup paid $2.6 million in legal fees and related expenses to this law firm during the year ended December 31, 2010 (of which $45,430 was paid by White Cliffs).

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

2.6
Contribution Agreement, dated as of January 8, 2013, by and among SemGroup Corporation, Rose Rock Midstream Holdings, LLC, Rose Rock Midstream GP, LLC, Rose Rock Midstream, L.P. and Rose Rock Midstream Operating, L.L.C. (filed as Exhibit 2.1 to our current report on Form 8-K dated January 8, 2013, filed January 14, 2013).

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

4.5
First Amendment to Warrant Agreement, dated as of November 1, 2012, by and between SemGroup Corporation and Computershare Shareowner Services LLC (successor-in-interest to Mellon Investor Services, LLC).

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

10.10*
Amendment No. 2 to SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for executive officers and employees in the United States (filed as Exhibit 10.10 to our annual report on Form 10-K for the fiscal year ended December 31, 2011, filed February 29, 2012 (the "2011 Form 10-K")).

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

10.13*	Form of Severance Agreement between SemGroup Corporation and each of its executive officers other than Norman J. Szydlowski (filed as Exhibit 10.13 to the Form 10).

10.14*	Form of Amendment to Severance Agreement between SemGroup Corporation and certain of its executive officers (filed as Exhibit 10.14 to the 2011 Form 10-K).

10.15*	SemGroup Corporation Equity Incentive Plan Form of Retention Award Agreement for certain executive officers (filed as Exhibit 10.14 to the Form 10).

10.16*	SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for Directors for awards granted on or after August 31, 2010 (filed as Exhibit 10.17 to the Form 10).

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

10.20*	Form of 2012 Performance Share Unit Award Agreement under the SemGroup Corporation Equity Incentive Plan for executive officers (filed as Exhibit 10.20 to the 2011 Form 10-K).

10.21*
Form of Restricted Stock Award Agreement under the SemGroup Corporation Equity Incentive Plan for executive officers and employees in the United States for awards granted on or after January 1, 2012 (filed as Exhibit 10.21 to the 2011 Form 10-K).

10.22*	SemGroup Corporation Short-Term Incentive Program (filed as Exhibit 10.1 to our current report on Form 8-K dated February 24, 2011, filed March 2, 2011).

10.23*	Consulting Services Agreement, effective as of February 2, 2012, by and between SemGroup Corporation and David B. Gorte (filed as Exhibit 10.23 to the 2011 Form 10-K).

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

Exhibit Number		Description
10.27*		Rose Rock Midstream Equity Incentive Plan (filed as Exhibit 10.1 to Rose Rock Midstream, L.P.’s current report on Form 8-K dated December 8, 2011, filed December 14, 2011).

10.28*
Form of Restricted Unit Award Agreement (Employees) under the Rose Rock Midstream Equity Incentive Plan (filed as Exhibit 10.3.1 to Rose Rock Midstream, L.P.’s annual report on Form 10-K for the fiscal year ended December 31, 2011, filed February 29, 2012).

10.29		Fifth Amendment to the Credit Facility, dated as of September 26, 2012 (filed as Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2012, filed November 9, 2012).

10.30
First Amendment, dated as of September 26, 2012, to the Credit Agreement among Rose Rock Midstream, L.P., certain subsidiaries of Rose Rock Midstream, L.P., as guarantors, the lenders party thereto and The Royal Bank of Scotland plc, as administrative agent and collateral agent for the lenders (filed as Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended September 30, 2012, filed November 9, 2012).

10.31*		SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for Directors for awards granted on or after May 22, 2012.

10.32
Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Rose Rock Midstream, L.P. (filed as Exhibit 3.1 to Rose Rock Midstream, L.P.'s current report on Form 8-K dated January 8, 2013, filed January 14, 2013).

10.33*		SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for executive officers and employees in the United States for awards granted on or after March 1, 2013.

10.34*		SemGroup Corporation Equity Incentive Plan Form of Performance Share Unit Award Agreement for executive officers for awards granted on or after March 1, 2013.

10.35*	`	Form of Restricted Unit Award Agreement (Employees) under the Rose Rock Midstream Equity Incentive Plan for awards granted on or after March 1, 2013.

21		Subsidiaries of SemGroup Corporation.

23.1		Consent of Independent Registered Public Accounting Firm.

31.1		Rule 13a – 14(a)/15d – 14(a) Certification of Norman J. Szydlowski, Chief Executive Officer.

31.2		Rule 13a – 14(a)/15d – 14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.

32.1		Section 1350 Certification of Norman J. Szydlowski, Chief Executive Officer.

32.2		Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.

99.1		White Cliffs Pipeline, L.L.C. financial statements presented pursuant to Rule 3-09 of Regulation S-X.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2012 and 2011, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010, (iii) the Consolidated Statements of Changes in Owners’ Equity for the years ended December 31, 2012, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (v) the Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement