Form 10-K/A
period 2012-12-31
SemGroup Corp
filed 2013-03-01
CIK 1489136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________
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
______________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, in connection with the registrant’s Annual Stockholders’ Meeting to be held on May 22, 2013, are incorporated by reference into Part III of this Form 10-K

Explanatory Note

The Registrant's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2013 (the “Form 10-K”), inadvertently filed Exhibit 10.31 as Exhibit 99.1, and the appropriate Exhibit 99.1 therefore was not included as an exhibit in the Form 10-K. The sole purpose of this Amendment No. 1 to the Form 10-K is to file Exhibit 10.31 at its appropriate exhibit number and to file the appropriate Exhibit 99.1.

As required by the rules of the SEC, this Amendment No. 1 sets forth an amended “Item 15. Exhibits and Financial Statement Schedules” in its entirety and includes the new certifications from the Registrant's chief executive officer and chief financial officer.

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

(3)
Exhibits. The following documents are included as exhibits to this Amendment No. 1. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed with this Amendment No. 1 or, except as otherwise noted, was filed with the Form 10-K of the Registrant filed on March 1, 2013.

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

4.5*
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

10.10+
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

10.13+	Form of Severance Agreement between SemGroup Corporation and each of its executive officers other than Norman J. Szydlowski (filed as Exhibit 10.13 to the Form 10).

10.14+	Form of Amendment to Severance Agreement between SemGroup Corporation and certain of its executive officers (filed as Exhibit 10.14 to the 2011 Form 10-K).

10.15+	SemGroup Corporation Equity Incentive Plan Form of Retention Award Agreement for certain executive officers (filed as Exhibit 10.14 to the Form 10).

10.16+	SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for Directors for awards granted on or after August 31, 2010 (filed as Exhibit 10.17 to the Form 10).

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

10.20+	Form of 2012 Performance Share Unit Award Agreement under the SemGroup Corporation Equity Incentive Plan for executive officers (filed as Exhibit 10.20 to the 2011 Form 10-K).

10.21+
Form of Restricted Stock Award Agreement under the SemGroup Corporation Equity Incentive Plan for executive officers and employees in the United States for awards granted on or after January 1, 2012 (filed as Exhibit 10.21 to the 2011 Form 10-K).

Exhibit Number		Description
10.22+		SemGroup Corporation Short-Term Incentive Program (filed as Exhibit 10.1 to our current report on Form 8-K dated February 24, 2011, filed March 2, 2011).

10.23+		Consulting Services Agreement, effective as of February 2, 2012, by and between SemGroup Corporation and David B. Gorte (filed as Exhibit 10.23 to the 2011 Form 10-K).

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

10.31+**		SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for Directors for awards granted on or after May 22, 2012.

10.32
Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Rose Rock Midstream, L.P. (filed as Exhibit 3.1 to Rose Rock Midstream, L.P.'s current report on Form 8-K dated January 8, 2013, filed January 14, 2013).

10.33+*		SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for executive officers and employees in the United States for awards granted on or after March 1, 2013.

10.34+*		SemGroup Corporation Equity Incentive Plan Form of Performance Share Unit Award Agreement for executive officers for awards granted on or after March 1, 2013.

10.35+*	`	Form of Restricted Unit Award Agreement (Employees) under the Rose Rock Midstream Equity Incentive Plan for awards granted on or after March 1, 2013.

21*		Subsidiaries of SemGroup Corporation.

23.1*		Consent of Independent Registered Public Accounting Firm.

31.1**		Rule 13a – 14(a)/15d – 14(a) Certification of Norman J. Szydlowski, Chief Executive Officer.

31.2**		Rule 13a – 14(a)/15d – 14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.

32.1**		Section 1350 Certification of Norman J. Szydlowski, Chief Executive Officer.

32.2**		Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.

99.1**		White Cliffs Pipeline, L.L.C. financial statements presented pursuant to Rule 3-09 of Regulation S-X.

Exhibit Number	Description
101*
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

*	Previously filed with the Form 10-K of the Registrant filed on March 1, 2013.

**	Filed or furnished, as applicable, with this Amendment No. 1.

+	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMGROUP CORPORATION
Date: March 1, 2013
	By:	/s/ Robert N. Fitzgerald
Robert N. Fitzgerald
Senior Vice President and
Chief Financial Officer

Index to Exhibits

The following documents are included as exhibits to this Amendment No. 1. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed with this Amendment No. 1 or, except as otherwise noted, was filed with the Form 10-K of the Registrant filed on March 1, 2013.

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

4.5*
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

10.2	Second Amendment to the Credit Facility, dated as of September 19, 2011 (filed as Exhibit 10 to our current report on Form 8-K, dated September 19, 2011, filed September 23, 2011).

10.3+	SemGroup Corporation Board of Directors Compensation Plan (filed as Exhibit 10.6 to the Form 10).

Exhibit Number	Description

10.4+	SemGroup Corporation Nonexecutive Directors’ Compensation Deferral Program (filed as Exhibit 10.7 to the Form 10).

10.5+	SemGroup Corporation Equity Incentive Plan (filed as Exhibit 10.8 to the Form 10).

10.6+	SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for Directors (filed as Exhibit 10.9 to the Form 10).

10.7+	Amendment No. 1 to SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for Directors (filed as Exhibit 10.15 to the Form 10).

10.8+	SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for executive officers and employees in the United States (filed as Exhibit 10.10 to the Form 10).

10.9+
Amendment No. 1 to SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for executive officers and employees in the United States (filed as Exhibit 10.16 to the Form 10).

10.10+
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

10.13+	Form of Severance Agreement between SemGroup Corporation and each of its executive officers other than Norman J. Szydlowski (filed as Exhibit 10.13 to the Form 10).

10.14+	Form of Amendment to Severance Agreement between SemGroup Corporation and certain of its executive officers (filed as Exhibit 10.14 to the 2011 Form 10-K).

10.15+	SemGroup Corporation Equity Incentive Plan Form of Retention Award Agreement for certain executive officers (filed as Exhibit 10.14 to the Form 10).

10.16+	SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for Directors for awards granted on or after August 31, 2010 (filed as Exhibit 10.17 to the Form 10).

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

10.20+	Form of 2012 Performance Share Unit Award Agreement under the SemGroup Corporation Equity Incentive Plan for executive officers (filed as Exhibit 10.20 to the 2011 Form 10-K).

10.21+
Form of Restricted Stock Award Agreement under the SemGroup Corporation Equity Incentive Plan for executive officers and employees in the United States for awards granted on or after January 1, 2012 (filed as Exhibit 10.21 to the 2011 Form 10-K).

10.22+	SemGroup Corporation Short-Term Incentive Program (filed as Exhibit 10.1 to our current report on Form 8-K dated February 24, 2011, filed March 2, 2011).

10.23+	Consulting Services Agreement, effective as of February 2, 2012, by and between SemGroup Corporation and David B. Gorte (filed as Exhibit 10.23 to the 2011 Form 10-K).

10.24
Credit Agreement dated November 10, 2011, among Rose Rock Midstream, L.P., as borrower, The Royal Bank of Scotland PLC, as administrative agent and collateral agent, the other agents party thereto and the lenders and issuing banks party thereto (filed as Exhibit 10.1 to Rose Rock Midstream, L.P.’s registration statement on Form S-1, File No. 333-176260).

Exhibit Number		Description
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

10.31+**		SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for Directors for awards granted on or after May 22, 2012.

10.32
Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Rose Rock Midstream, L.P. (filed as Exhibit 3.1 to Rose Rock Midstream, L.P.'s current report on Form 8-K dated January 8, 2013, filed January 14, 2013).

10.33+*		SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for executive officers and employees in the United States for awards granted on or after March 1, 2013.

10.34+*		SemGroup Corporation Equity Incentive Plan Form of Performance Share Unit Award Agreement for executive officers for awards granted on or after March 1, 2013.

10.35+*	`	Form of Restricted Unit Award Agreement (Employees) under the Rose Rock Midstream Equity Incentive Plan for awards granted on or after March 1, 2013.

21*		Subsidiaries of SemGroup Corporation.

23.1*		Consent of Independent Registered Public Accounting Firm.

31.1**		Rule 13a – 14(a)/15d – 14(a) Certification of Norman J. Szydlowski, Chief Executive Officer.

31.2**		Rule 13a – 14(a)/15d – 14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.

32.1**		Section 1350 Certification of Norman J. Szydlowski, Chief Executive Officer.

32.2**		Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.

99.1**		White Cliffs Pipeline, L.L.C. financial statements presented pursuant to Rule 3-09 of Regulation S-X.

101*
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

*	Previously filed with the Form 10-K of the Registrant filed on March 1, 2013.

**	Filed or furnished, as applicable, with this Amendment No. 1.

+	Management contract or compensatory plan or arrangement