Form 10-Q
period 2013-03-31
SemGroup Corp
filed 2013-05-09
CIK 1489136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class		Outstanding at April 30, 2013
Class A	Common stock, $0.01 par	42,021,494	Shares
Class B	Common stock, $0.01 par	28,235	Shares

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
All statements, other than statements of historical fact, included in this Form 10-Q regarding the prospects of our industry, our anticipated financial performance, the anticipated performance of NGL Energy Partners LP, management’s plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions and other matters, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negative of these terms or variations of them or similar terms. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks, and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those discussed in Item 1A of our most recent Annual Report on Form 10-K, entitled “Risk Factors,” risk factors discussed in other reports that we file with the Securities and Exchange Commission (“SEC”), and the following:

•	Our ability to generate sufficient cash flow from operations to enable us to pay our debt obligations or to fund our other liquidity needs;

•	Our ability to comply with the covenants contained in, and maintain certain financial ratios required by, our credit facilities;

•	Our ability to obtain additional capital on terms that are favorable to us;

•	The ability of our subsidiary, Rose Rock Midstream, L.P., to make minimum quarterly distributions to its unitholders, including us;

•	The operations of NGL Energy Partners LP, which we do not control;

•	Any sustained reduction in demand for the petroleum products we gather, transport, process and store;

•	Our ability to obtain new sources of supply of petroleum products;

•	Our failure to comply with new or existing environmental laws or regulations or cross border laws or regulations;

•	The possibility that the construction or acquisition of new assets may not result in the corresponding anticipated revenue increases;

•	Changes in currency exchange rates;

•	The risks and uncertainties of doing business outside of the U.S., including political and economic instability and changes in local governmental laws, regulations and policies; and

•	The possibility that our hedging activities may result in losses or may have a negative impact on our financial results.
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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

SEMGROUP CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands)

	(Unaudited)
	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$77,352	$80,029
Restricted cash	34,624	34,678
Accounts receivable (net of allowance of $4,184 and $3,687 at March 31, 2013 and December 31, 2012, respectively)	351,361	346,169
Receivable from affiliates	5,108	6,178
Inventories	37,820	34,433
Other current assets	13,392	18,516
Total current assets	519,657	520,003
Property, plant and equipment (net of accumulated depreciation of $141,123 and $130,886 at March 31, 2013 and December 31, 2012, respectively)	817,141	814,724
Equity method investments	423,507	387,802
Goodwill	10,227	9,884
Other intangible assets (net of accumulated amortization of $7,534 and $6,701 at March 31, 2013 and December 31, 2012, respectively)	7,707	7,585
Other noncurrent assets, net	30,969	8,181
Total assets	$1,809,208	$1,748,179
LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$256,385	$253,623
Accrued liabilities	65,026	63,831
Payables to pre-petition creditors	32,917	32,933
Deferred revenue	15,731	18,973
Other current liabilities	5,656	4,960
Current portion of long-term debt	4,567	24
Total current liabilities	380,282	374,344
Long-term debt	176,056	206,062
Deferred income taxes	59,987	65,620
Other noncurrent liabilities	106,489	80,625
Commitments and contingencies (Note 9)
SemGroup owners’ equity:
Common stock (Note 10)	421	420
Additional paid-in capital	1,097,028	1,039,189
Treasury stock, at cost (Note 10)	(613)	(242)
Accumulated deficit	(102,251)	(145,674)
Accumulated other comprehensive loss	(6,357)	(1,299)
Total SemGroup Corporation owners’ equity	988,228	892,394
Noncontrolling interests in consolidated subsidiaries	98,166	129,134
Total owners’ equity	1,086,394	1,021,528
Total liabilities and owners’ equity	$1,809,208	$1,748,179
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenues:
Product	$235,629	$261,635
Service	27,657	27,313
Other	24,410	23,083
Total revenues	287,696	312,031
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	212,369	241,521
Operating	40,771	37,991
General and administrative	17,037	19,830
Depreciation and amortization	12,636	11,725
Gain on disposal of long-lived assets, net	(162)	—
Total expenses	282,651	311,067
Earnings from equity method investments	17,345	7,498
Operating income	22,390	8,462
Other expenses (income):
Interest expense	2,396	3,659
Foreign currency transaction (gain) loss	(167)	37
Other expense, net	25,633	3,920
Total other expenses, net	27,862	7,616
Income (loss) from continuing operations before income taxes	(5,472)	846
Income tax benefit	(54,006)	(1,012)
Income from continuing operations	48,534	1,858
Income from discontinued operations, net of income taxes	32	252
Net income	48,566	2,110
Less: net income attributable to noncontrolling interests	5,143	3,483
Net income (loss) attributable to SemGroup	$43,423	$(1,373)
Net income	$48,566	$2,110
Other comprehensive income (loss), net of income taxes	(5,058)	12,755
Comprehensive income	43,508	14,865
Less: comprehensive income attributable to noncontrolling interests	5,143	3,483
Comprehensive income attributable to SemGroup	$38,365	$11,382
Net income (loss) per common share (Note 11):
Basic	$1.03	$(0.03)
Diluted	$1.03	$(0.03)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$48,566	$2,110
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net unrealized (gain) loss related to derivative instruments	(468)	146
Depreciation and amortization	12,636	11,892
Gain on disposal of long-lived assets, net	(162)	—
Earnings from equity method investments	(17,345)	(7,498)
Distributions from equity investments	16,951	7,498
Amortization and write down of debt issuance costs	448	1,444
Deferred tax benefit	(54,796)	(1,659)
Non-cash equity compensation	1,183	1,557
Loss on fair value of warrants	25,796	3,987
Provision for uncollectible accounts receivable, net of recoveries	(28)	70
Currency (gain) loss	(167)	37
Changes in operating assets and liabilities (Note 12)	(5,311)	(20,926)
Net cash provided by (used in) operating activities	27,303	(1,342)
Cash flows from investing activities:
Capital expenditures	(21,906)	(15,758)
Proceeds from sale of long-lived assets	167	—
Investments in non-consolidated subsidiaries	(36,425)	(944)
Distributions in excess of equity in earnings of affiliates	1,114	2,604
Net cash used in investing activities	(57,050)	(14,098)
Cash flows from financing activities:
Debt issuance costs	(1,612)	(58)
Borrowings on credit facilities	229,474	112,000
Principal payments on credit facilities and other obligations	(255,006)	(98,501)
Proceeds from issuance of Rose Rock Midstream, L.P. common units, net of offering costs	57,886	—
Distributions to noncontrolling interests	(3,624)	(470)
Repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation	(371)	(242)
Other	—	1
Net cash provided by financing activities	26,747	12,730
Effect of exchange rate changes on cash and cash equivalents	323	(141)
Change in cash and cash equivalents	(2,677)	(2,851)
Change in cash and cash equivalents included in discontinued operations	—	(1,552)
Change in cash and cash equivalents from continuing operations	(2,677)	(4,403)
Cash and cash equivalents at beginning of period	80,029	73,613
Cash and cash equivalents at end of period	$77,352	$69,210
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

1.	OVERVIEW
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
The accompanying condensed consolidated financial statements are unaudited. The condensed consolidated balance sheet at December 31, 2012 is derived from audited financial statements.
Our condensed consolidated financial statements include the accounts of our controlled subsidiaries. All significant transactions between our consolidated subsidiaries have been eliminated.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Although management believes these estimates are reasonable, actual results could differ materially from these estimates. The results of operations for the three months ended March 31, 2013, are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.
Pursuant to the rules and regulations of the Securities and Exchange Commission, the accompanying condensed consolidated financial statements do not include all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2012, which are included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission.
Certain reclassifications have been made to conform previously reported balances to the current presentation, including the reclassification of prior periods to reflect the SemStream segment's Arizona operations as discontinued operations.
Our significant accounting policies are consistent with those described in our Annual Report on Form 10-K for the year ended December 31, 2012.
Recent accounting pronouncements
On January 31, 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities," which clarifies the scope of the offsetting disclosure requirements in ASU 2011-11, "Disclosures About Offsetting Assets and Liabilities." Under ASU 2013-01, the disclosure requirements apply to derivative instruments accounted for in accordance with Accounting Standards Codification ("ASC") 815, "Derivatives and Hedging," including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending arrangements that are either offset on the balance sheet or subject to an enforceable master netting arrangement or similar agreement. ASU 2013-01 is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those years. Retrospective application is required for all comparative periods presented. We adopted this guidance in the first quarter of 2013. The impact of adoption was not material.
On February 5, 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." This ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income ("AOCI"). The ASU is intended to help entities improve the transparency of changes in other comprehensive income ("OCI") and items reclassified out of AOCI in their financial statements. It does not amend any existing requirements for reporting net income or OCI in the financial statements. We adopted this guidance in the first quarter of 2013. The impact of adoption was not material.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
1.    OVERVIEW, Continued

On February 28, 2013, the FASB issued ASU 2013-04, "Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force)." The ASU requires entities to “measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following:
•The amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors; and
•Any additional amount the reporting entity expects to pay on behalf of its co-obligors.”
Required disclosures include a description of the joint-and-several arrangement and the total outstanding amount of the obligation for all joint parties. The ASU permits entities to aggregate disclosures (as opposed to providing separate disclosures for each joint-and-several obligation). These disclosure requirements are incremental to the existing related-party disclosure requirements in ASC 850, "Related Party Disclosures." The ASU is effective for public entities for all prior periods in fiscal years beginning on or after December 15, 2013, and interim reporting periods within those years. The Company will adopt this guidance in the first quarter of 2014. The impact is not expected to be material.
On March 4, 2013, the FASB issued ASU 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment Upon Derecognition of Certain Subsidiaries or Groups of Assets Within a Foreign Entity or of an Investment in a Foreign Entity - a consensus of the FASB Emerging Issues Task Force”, which indicates that the entire amount of a cumulative translation adjustment ("CTA") related to an entity's investment in a foreign entity should be released when there has been a:

•	Sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity;

•	Loss of a controlling financial interest in an investment in a foreign entity (i.e., the foreign entity is deconsolidated); or

•	Step acquisition for a foreign entity (i.e., when an entity has changed from applying the equity method for an investment in a foreign entity to consolidating the foreign entity).
The ASU does not change the requirement to release a pro rata portion of the CTA of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. For public entities, this ASU is effective for fiscal years beginning on or after December 15, 2013, and interim periods within those years. The Company will adopt this guidance in the first quarter of 2014. The impact is not expected to be material.

2.	ROSE ROCK MIDSTREAM, L.P.
We control the operations of our consolidated subsidiary, Rose Rock Midstream, L.P. ("Rose Rock") through our ownership of the general partner interest. As of March 31, 2013, we own the 2% general partner interest and 58.2% of the limited partner interest made up of 2.9 million common units, 8.4 million subordinated units and 1.25 million Class A units.
On January 11, 2013, we contributed a 33% interest in SemCrude Pipeline, L.L.C. to Rose Rock in exchange for (i) cash of approximately $189.5 million, (ii) the issuance of 1.5 million common units, (iii) the issuance of 1.25 million Class A units and (iv) an increase of the capital account of the general partner of Rose Rock and a related issuance of general partner interest, to allow the general partner of Rose Rock to maintain its two percent general partner interest. SemCrude Pipeline, L.L.C. owns a 51% membership interest in White Cliffs Pipeline, L.L.C. ("White Cliffs"), which owns a 527-mile pipeline that transports crude oil from Platteville, Colorado to Cushing, Oklahoma (the "White Cliffs Pipeline"), giving Rose Rock an indirect 17% interest in White Cliffs.
The Class A units are not entitled to receive any distribution of available cash (other than upon liquidation) prior to the first day of the month immediately following the first month for which the average daily throughput volumes on the White Cliffs Pipeline for such month are 125,000 barrels per day or greater. Upon such date, the Class A units will automatically convert into common units.
As this transaction was between parties under common control, Rose Rock recorded its interest in SemCrude Pipeline, L.L.C. at SemGroup's historical value and as such no gain on the sale was recognized by SemGroup. Proceeds in excess of the historical value were accounted for as an equity transaction between Rose Rock and SemGroup and resulted in a $90.5 million reduction to noncontrolling interests in consolidated subsidiaries and an offsetting increase to additional paid-in capital of $56.8 million (net of tax impact of $33.7 million). This non-cash entry represents the portion of the proceeds in excess of historical cost which were attributed to Rose Rock's third-party unitholders.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

2.	ROSE ROCK MIDSTREAM, L.P., Continued

In connection with this transaction, Rose Rock issued and sold 2.0 million common units to third-party purchasers in a private placement for aggregate consideration of $59.3 million. In addition, Rose Rock exercised the accordion feature of its revolving credit facility and increased the total borrowing capacity under the credit facility from $150 million to $385 million and made a borrowing of $133.5 million under the credit facility. The proceeds from the private placement and the borrowing were used by Rose Rock to fund the cash consideration in the transaction with us and to pay certain related transaction costs and expenses. Subsequent to the transaction, SemGroup owns 58.2% of the limited partner interest and the 2% general partner interest in Rose Rock.
SemGroup incurred $1.4 million of expense associated with the transaction including amounts expensed by Rose Rock. Rose Rock incurred $3.5 million of expense, of which $1.4 million of equity issuance costs were offset against proceeds, $1.6 million were related to the borrowing and were deferred, and $0.5 million were expensed.
Outside ownership interests in Rose Rock are reflected in “noncontrolling interests in consolidated subsidiaries” on our condensed consolidated balance sheets at March 31, 2013 and December 31, 2012. The portion of Rose Rock’s net income attributable to outside owners is reflected within “net income attributable to noncontrolling interests” in our condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2013.
We receive distributions from Rose Rock on our common and subordinated units and our 2% general partner interest, which includes our incentive distribution rights. Rose Rock intends to pay a minimum quarterly distribution of $0.3625 per unit, to the extent it has sufficient available cash, as defined in Rose Rock’s partnership agreement. Rose Rock’s partnership agreement requires Rose Rock to distribute all of its available cash each quarter in the following manner:

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

The following table shows the distributions paid or declared for the three months ended March 31, 2013 and 2012 (in thousands, except for per unit amounts):

		Record Date	Payment Date	Distribution Per Unit		Distributions Paid/To Be Paid
Quarter Ended						SemGroup				Noncontrolling Interest Common Units	Total Distributions
						General Partner	Incentive Distributions	Common Units	Subordinated Units
December 31, 2011	*	February 3, 2012	February 13, 2012	$0.0670	*	$23	$—	$93	$561	$470	$1,147
March 31, 2012		May 7, 2012	May 15, 2012	$0.3725		$128	$—	$517	$3,125	$2,607	$6,377
December 31, 2012		February 4, 2013	February 14, 2013	$0.4025		$167	$—	$1,163	$3,377	$3,624	$8,331
March 31, 2013	**	May 6, 2013	May 15, 2013	$0.4300	**	$179	$41	$1,242	$3,607	$3,872	$8,941
*Minimum quarterly distribution for quarter ended December 31, 2011 was prorated for the period beginning immediately after the closing of Rose Rock’s IPO, December 14, 2011 through December 31, 2011.
**Expected payment date and amounts for distributions related to the quarter ended March 31, 2013.

Certain summarized balance sheet information of Rose Rock is shown below (in thousands):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

2.	ROSE ROCK MIDSTREAM, L.P., Continued

	(unaudited)
	March 31, 2013	December 31, 2012
Cash	$2,369	$108
Other current assets	257,415	250,509
Property, plant and equipment, net	295,384	291,530
Equity method investment	54,459	—
Other noncurrent assets, net	3,992	2,579
Total assets	$613,619	$544,726
Current liabilities	$234,266	$231,843
Long-term debt	152,556	4,562
Partners’ capital attributable to SemGroup	128,631	179,187
Partners’ capital attributable to noncontrolling interests	98,166	129,134
Total liabilities and partners’ capital	$613,619	$544,726
Certain summarized income statement information of Rose Rock for the three months ended March 31, 2013 and March 31, 2012 is shown below (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenue	$171,232	$179,715
Cost of products sold	$148,451	$160,508
Operating, general and administrative expenses	$8,979	$7,930
Depreciation and amortization expense	$3,507	$2,967
Earnings from equity method investment	$3,453	$—
Net income	$11,994	$7,758

3.	INVESTMENTS IN NON-CONSOLIDATED SUBSIDIARIES
White Cliffs
We account for our 51% ownership of White Cliffs under the equity method, as the other owners have substantive rights to participate in its management. Under the equity method, we do not report the individual assets and liabilities of White Cliffs on our condensed consolidated balance sheets. Instead, our ownership interest is reflected in one line as a noncurrent asset on our condensed consolidated balance sheets.
In August 2012, the owners of White Cliffs approved an expansion project to construct a 12" pipeline from Platteville, Colorado to Cushing, Oklahoma. The project is expected to cost approximately $300 million which will be funded by capital calls to owners. Our funding requirement will be 51% of the total cost. We have contributed approximately $25.1 million for project funding up through March 31, 2013, including $22.7 million for the three months ended March 31, 2013, and estimate our expected remaining contributions to be $96.6 million and $29.5 million for 2013 and 2014, respectively.
Certain summarized income statement information of White Cliffs for the three months ended March 31, 2013 and March 31, 2012 is shown below (in thousands):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

3.	INVESTMENTS IN NON-CONSOLIDATED SUBSIDIARIES, Continued

	Three Months Ended March 31,
	2013	2012
Revenue	$30,673	$22,656
Operating, general and administrative expenses	$5,179	$3,885
Depreciation and amortization expense	$4,715	$4,983
Net income	$20,779	$13,788
Distributions paid to SemGroup	$13,792	$8,940
The equity in earnings of White Cliffs for the three months ended March 31, 2013 and March 31, 2012 reported in our condensed consolidated statement of operations and comprehensive income is less than 51% of the net income of White Cliffs for the same period. This is due to certain general and administrative expenses we incur in managing the operations of White Cliffs that the other owners are not obligated to share. Such expenses are recorded by White Cliffs, and are allocated to our ownership interest. White Cliffs recorded $0.3 million and $0.9 million of such general and administrative expense for the three months ended March 31, 2013 and March 31, 2012, respectively.
NGL Energy
We own 9,133,409 common units representing limited partner interests in NGL Energy Partners LP (NYSE: NGL) (“NGL Energy”), which represents approximately 17.2% of the total 53,121,177 limited partner units of NGL Energy outstanding at December 31, 2012, and a 6.42% interest in the general partner of NGL Energy.
At March 31, 2013, the fair market value of our 9,133,409 common unit investment in NGL Energy was $245.7 million, based on a March 28, 2013 closing price of $26.90 per common unit. This does not reflect our interest in the general partner of NGL Energy. The excess of the recorded amount of our investment over the book value of our share of the underlying net assets primarily represents equity method goodwill. The fair value of our limited partner investment in NGL Energy is categorized as a Level 1 measurement as it is based on quoted market prices.
Our policy is to record our equity in earnings of NGL Energy on a one-quarter lag, as we do not expect information on the earnings of NGL Energy to always be available in time to consistently record the earnings in the quarter in which they are generated. Accordingly, we have recorded equity in earnings of NGL Energy of $6.9 million and $0.9 million in our condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2013 and 2012, respectively, which relate to the earnings of NGL Energy for the three months ended December 31, 2012 and 2011, prorated for the period of time we held our ownership interest in NGL Energy. We received cash distributions of $4.3 million and $1.2 million for the three months ended March 31, 2013 and 2012, respectively, related to these earnings from NGL Energy.
Certain unaudited summarized income statement information of NGL Energy for the three months ended December 31, 2012 and 2011 is shown below (in thousands):

	Three Months Ended December 31,
	2012	2011
Revenue	$1,338,208	$470,649
Cost of products sold	$1,204,545	$439,790
Operating, general and administrative expenses	$64,693	$16,816
Depreciation and amortization expense	$18,747	$5,402
Net income	$40,477	$6,090

Glass Mountain Pipeline LLC
In May 2012, we formed a joint venture, Glass Mountain Pipeline, LLC (“Glass Mountain” or "GMP"), to construct, maintain and operate a 210-mile crude oil pipeline system originating in Alva and Arnett, Oklahoma and terminating at Cushing, Oklahoma. Construction of the pipeline is expected to be completed by the end of 2013. Once the pipeline is in service, it will be operated by a subsidiary of Rose Rock. Our original ownership interest in GMP was 25%. In

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

3.	INVESTMENTS IN NON-CONSOLIDATED SUBSIDIARIES, Continued

September 2012, we acquired an additional 25% ownership interest in GMP bringing our total ownership interest to 50% . We account for our investment in GMP using the equity method. As of March 31, 2013, we have invested $87.8 million in GMP including our capital contributions, amounts paid to acquire the additional ownership percentage, and capitalized interest. We invested $13.4 million in GMP for the three months ended March 31, 2013. We expect to make additional contributions of approximately $38.6 million for the remainder of 2013.

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

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

4.	SEGMENTS, Continued

	Three Months Ended March 31, 2013
	Crude	SemStream	SemCAMS	SemGas	SemLogistics	SemMexico	Corporate and Other	Consolidated
				(dollars in thousands)
Revenues:
External	$171,232	$—	$35,781	$34,654	$3,035	$42,994	$—	$287,696
Intersegment	—	—	—	4,085	—	—	(4,085)	—
Total revenues	171,232	—	35,781	38,739	3,035	42,994	(4,085)	287,696
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	148,451	—	183	29,171	—	38,649	(4,085)	212,369
Operating	5,738	1	26,884	4,144	1,839	2,165	—	40,771
General and administrative	3,850	156	4,145	1,591	1,120	2,222	3,953	17,037
Depreciation and amortization	3,507	—	2,656	2,128	2,340	1,480	525	12,636
(Gain) loss on disposal of long-lived assets, net	—	6	—	(2)	—	(166)	—	(162)
Total expenses	161,546	163	33,868	37,032	5,299	44,350	393	282,651
Earnings from equity method investments	10,429	6,916	—	—	—	—	—	17,345
Operating income (loss)	20,115	6,753	1,913	1,707	(2,264)	(1,356)	(4,478)	22,390
Other expenses (income), net	3,171	(968)	4,711	593	756	(471)	20,070	27,862
Income (loss) from continuing operations before income taxes	$16,944	$7,721	$(2,798)	$1,114	$(3,020)	$(885)	$(24,548)	$(5,472)
Total assets at March 31, 2013 (excluding intersegment receivables)	$820,561	$177,043	$301,034	$137,637	$161,933	$100,675	$110,325	$1,809,208

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

4.	SEGMENTS, Continued

	Three Months Ended March 31, 2012
	Crude	SemStream	SemCAMS	SemGas	SemLogistics	SemMexico	Corporate and Other	Consolidated
				(dollars in thousands)
Revenues:
External	$179,715	$6	$35,165	$30,710	$3,784	$62,651	$—	$312,031
Intersegment	—	—	—	2,730	—	—	(2,730)	—
Total revenues	179,715	6	35,165	33,440	3,784	62,651	(2,730)	312,031
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	160,508	34	119	26,549	—	57,041	(2,730)	241,521
Operating	5,454	(6)	26,236	2,853	1,454	2,000	—	37,991
General and administrative	2,718	51	4,418	1,843	1,811	2,688	6,301	19,830
Depreciation and amortization	2,967	—	2,573	1,630	2,318	1,561	676	11,725
Total expenses	171,647	79	33,346	32,875	5,583	63,290	4,247	311,067
Earnings from equity method investments	6,571	927	—	—	—	—	—	7,498
Operating income (loss)	14,639	854	1,819	565	(1,799)	(639)	(6,977)	8,462
Other expenses (income), net	(237)	38	5,203	532	1,279	(110)	911	7,616
Income (loss) from continuing operations before income taxes	$14,876	$816	$(3,384)	$33	$(3,078)	$(529)	$(7,888)	$846

Segment information for the three months ended March 31, 2012 has been recast to reflect SemStream's Arizona residential business as a discontinued operation. As result, the total revenues, total expenses, operating income and income from continuing operations before income taxes reported above has decreased from amounts previously reported by $5.6 million, $5.4 million, $0.3 million and $0.3 million, respectively.

5.	INVENTORIES
Inventories consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Crude oil	$24,202	$24,840
Asphalt and other	13,618	9,593
Total Inventories	$37,820	$34,433

6.	FINANCIAL INSTRUMENTS
Fair value of financial instruments
We record certain financial assets and liabilities at fair value at each balance sheet date. The tables below summarize the balances of these assets and liabilities at March 31, 2013 and December 31, 2012 (in thousands):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

6.	FINANCIAL INSTRUMENTS, Continued

	March 31, 2013			December 31, 2012
	Level 1	Netting*	Total	Level 1	Netting*	Total
Assets:
Commodity derivatives	$96	$(96)	$—	$22	$(22)	$—
Total assets	96	(96)	—	22	(22)	—
Liabilities:
Commodity derivatives	$662	$(96)	$566	$1,056	$(22)	$1,034
Warrants	58,653	—	58,653	32,858	—	32,858
Total liabilities	59,315	(96)	59,219	33,914	(22)	33,892
Net assets (liabilities) at fair value	$(59,219)	$—	$(59,219)	$(33,892)	$—	$(33,892)
*Relates primarily to exchange traded futures. Gain and loss positions on multiple contracts are settled net on a daily basis with the exchange.
“Level 1” measurements use as inputs unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. These include commodity futures contracts that are traded on an exchange. These also include common stock warrants (Note 10) which are traded on the New York Stock Exchange.
“Level 2” measurements use as inputs market observable and corroborated prices for similar commodity derivative contracts. Assets and liabilities classified as Level 2 include over-the-counter (“OTC”) traded forward contracts and swaps.
“Level 3” measurements use as inputs information from a pricing service and internal valuation models incorporating observable and unobservable market data. These include commodity derivatives, such as forwards and swaps for which there is not a highly liquid market, and therefore are not included in Level 2.
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the fair value levels. At March 31, 2013, all of our physical fixed price forward purchases and sales contracts were being accounted for as normal purchases and normal sales.
There were no financial assets or liabilities classified as Level 2 or Level 3 during the three months ended March 31, 2013 and March 31, 2012, as such no rollforward of activity has been presented.
Commodity derivative contracts
Our consolidated results of operations and cash flows are impacted by changes in market prices for petroleum products. This exposure to commodity price risk is managed, in part, by entering into various commodity derivatives.
We seek to manage the price risk associated with our marketing operations by limiting our net open positions through (i) the concurrent purchase and sale of like quantities of petroleum products to create back-to-back transactions that are intended to lock in positive margins based on the timing, location or quality of the petroleum products purchased and delivered or (ii) derivative contracts. Our storage and transportation assets can also be used to mitigate location and time basis risk. All marketing activities are subject to our Comprehensive Risk Management Policy, which establishes limits in order to manage risk and mitigate financial exposure.
Our commodity derivatives can be comprised of swaps, future contracts and forward contracts of crude oil and natural gas liquids. These are defined as follows:
Swaps – OTC transactions where a floating price, basis or index is exchanged for a fixed (or a different floating) price, basis or index at a preset schedule in the future, according to an agreed-upon formula.
Futures contracts – Exchange traded contracts to buy or sell a commodity. These contracts are standardized by the exchange in terms of quality, quantity, delivery period and location for each commodity.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

6.	FINANCIAL INSTRUMENTS, Continued

Forward contracts – OTC contracts to buy or sell a commodity at an agreed upon future date. The buyer and seller agree on specific terms (price, quantity, delivery period and location) and conditions at the inception of the contract.
The following table sets forth the unaudited notional quantities for commodity derivative instruments entered into (in thousands of barrels):

	Three Months Ended March 31,
	2013	2012
Sales	610	383
Purchases	675	451
We have not designated any of our commodity derivative instruments as accounting hedges. We record the fair value of our commodity derivative instruments on our condensed consolidated balance sheets in other current assets and other current liabilities in the following amounts (in thousands):

	March 31, 2013		December 31, 2012
	Assets	Liabilities	Assets	Liabilities
Commodity contracts	$—	$566	$—	$1,034
We have posted margin deposits as collateral with brokers who have the right of set off associated with these funds. Margin deposits outstanding for the periods ended March 31, 2013 and December 31, 2012 were $1.1 million and $1.9 million, respectively. These margin deposits have not been offset against our net commodity derivative instrument (contract) positions. Had these margin deposits been netted against our net commodity derivative instrument (contract) positions for the periods ended March 31, 2013 and December 31, 2012, we would have had net asset positions of $0.5 million and $0.8 million, respectively.
Realized and unrealized losses from our commodity derivatives were recorded to product revenue in the following amounts (in thousands):

	Three Months Ended March 31,
	2013	2012
Commodity contracts	$(544)	$(1,125)
Warrants
As described in Note 10, upon emergence from bankruptcy, we issued certain common stock warrants. These warrants are recorded at fair value in other noncurrent liabilities on the condensed consolidated balance sheets, with changes in the fair value recorded to other expense (income).

7.	INCOME TAXES
Due to our emergence from bankruptcy and overall restructuring, we recorded a full valuation allowance on all U.S. federal and state deferred tax assets in all prior periods. Deferred tax assets are reduced by a valuation allowance when a determination is made that it is more likely than not that some, or all, of the deferred tax assets will not be realized based on the weight of all available evidence. Evidence which is objectively verifiable carries a higher weight in the analysis. The ultimate realization of deferred tax assets is dependent upon the existence of sufficient taxable income of the appropriate character within the carryback and carryforward period available under the tax law. Sources of taxable income include future reversals of existing taxable temporary differences, future earnings and available tax planning strategies.

For the three months ended March 31, 2013, we have recorded a discrete tax benefit of $50.9 million for the partial release of our valuation allowance. Gain recognition, for tax purposes, on the contribution of a 33% interest in SemCrude Pipeline, L.L.C. to Rose Rock, as disclosed in Note 2, had a material impact to the available positive and objectively verifiable evidence for the current quarter and, combined with other factors, results in the change in our assessment of recoverability of the deferred tax assets. Under ASC 740, "Income Taxes", such evidence was not

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
7.     INCOME TAXES, Continued

considered in the valuation allowance at December 31, 2012, due to fundamentals of the transaction which remained subject to market influence until closed. We did not release the valuation allowance attributable to a small portion of our state net operating loss carryovers which have shorter carryover periods. We have not released the valuation allowance on the foreign tax credits due to the foreign tax credit limitation and the relative subjectivity of forecasts of the relational magnitude of U.S. and foreign taxable income in future periods as well as the shorter carryover period available for the credits.

We have determined that no accruals related to uncertainty in tax positions are required. All income tax years of the Company ending after the emergence from bankruptcy remain open for examination in all jurisdictions. In foreign jurisdictions, all tax years within the relevant statute of limitations for periods prior to the emergence from bankruptcy remain open for examination. Currently, there are no examinations in progress for our federal or state jurisdictions. Canada Revenue Agency has initiated an income tax audit of SemCAMS ULC for the tax year 2009, which remains in progress. We do not anticipate the SemCAMS ULC audit will have a significant impact on the results of operations or financial position. No other foreign jurisdictions are currently under audit.

The effective tax rate was 987% for the three months ended March 31, 2013, and (120)% for the three months ended March 31, 2012. Significant items that impacted the effective tax rate for each period, as compared to the U.S. federal statutory rate of 35%, include earnings in foreign jurisdictions taxed at lower rates, a noncontrolling interest in Rose Rock for which taxes are not provided, warrant expense which is not deductible for tax purposes, and the impact of the valuation allowance or release recorded against our deferred tax assets. Further, the foreign earnings are taxed in foreign jurisdictions as well as in the U.S., since they are disregarded entities for U.S. federal income tax purposes. Deferred tax liabilities, with the exception of those related to certain long-lived assets, have been considered as a source of future taxable income in establishing the amount of the valuation allowance. These combined factors, and the magnitude of permanent items impacting the tax rate relative to income from continuing operations before income taxes, result in rates that are not comparable between the periods.

8.	LONG-TERM DEBT
Our long-term debt consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
SemGroup corporate revolving credit facility	$23,500	$201,500
Rose Rock credit facility	152,500	4,500
SemMexico credit facility	4,542	—
Capital leases	81	86
Total long-term debt	$180,623	$206,086
less: current portion of long-term debt	4,567	24
Noncurrent portion of long-term debt	$176,056	$206,062
SemGroup corporate credit agreement
Our revolving credit facility had a capacity of $300 million at March 31, 2013. This capacity may be used either for cash borrowings or letters of credit, although the maximum letter of credit capacity is $250 million. At March 31, 2013, we had outstanding cash borrowings of $23.5 million on this facility and outstanding letters of credit of $5.1 million
At March 31, 2013, $23.5 million of our outstanding cash borrowings incurred interest at the alternate base rate (“ABR”) of 4.75%, calculated as the prime rate of 3.25% plus a margin of 1.5%.
At March 31, 2013, the commitment rate in effect on letters of credit was 2.5%. In addition, a fronting fee of 0.25% is charged on outstanding letters of credit. A commitment fee of 0.5% is charged on any unused capacity on the revolving credit facility.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

8.	LONG-TERM DEBT, Continued

At March 31, 2013, $3.2 million in capitalized loan fees, net of accumulated amortization, was recorded in other noncurrent assets, which is being amortized over the life of the facility.
We recorded interest expense related to the SemGroup revolving credit facility of $1.2 million and $1.5 million for the three months ended March 31, 2013 and 2012, respectively, including amortization of debt issuance costs.
At March 31, 2013, we were in compliance with the terms of the credit agreement.
On April 22, 2013, the credit agreement was amended to (i) permit the increase of the facility by up to an additional $300 million subject to satisfaction of certain conditions, (ii) remove the restriction limiting unsecured senior or subordinated indebtedness to $200 million, while establishing certain requirements for obtaining unsecured senior or subordinated indebtedness of $200 million or more and (iii) establish less restrictive leverage covenants.
On May 3, 2013, we elected to increase the credit facility capacity by $200 million, for a total capacity of $500 million. The facility can be increased by an additional $100 million. In connection with the increase, we recorded $2.2 million of capitalized loan fees which will be amortized over the remaining life of the facility.
The credit agreement is guaranteed by all of our material domestic subsidiaries (except for SemCrude Pipeline. L.L.C. and Rose Rock Midstream. L.P. and its subsidiaries) and secured by a lien on substantially all of our property and assets, subject to customary exceptions.
Rose Rock credit facility
At March 31, 2013, there were $152.5 million revolving cash borrowings outstanding on this facility, of which $52.5 million incurred interest at the ABR plus an applicable margin, and $100 million incurred interest at the Eurodollar rate plus an applicable margin. The interest rate in effect at March 31, 2013 on $52.5 million of ABR borrowings was 5.0%. The interest rate in effect at March 31, 2013 on $100 million of Eurodollar rate borrowings was 3.04%.
We had $48.9 million in outstanding letters of credit, and the rate in effect was 2.75%. In addition, a fronting fee of 0.25% is charged on outstanding letters of credit. A commitment fee that ranges from 0.375% to 0.50%, depending on a leverage ratio specified in the credit agreement, is charged on any unused capacity of the revolving credit facility.
On January, 11, 2013, the credit facility capacity was increased to $385 million and Rose Rock borrowed $133.5 million in connection with the purchase of a 33% interest in SemCrude Pipeline, L.L.C. from SemGroup and to pay transaction related expenses. The facility can be increased by an additional $165 million. Approximately $1.6 million of related costs have been capitalized and will be amortized over the remaining life of the facility.
We had $6.1 million of Secured Bilateral Letters of Credit outstanding at March 31, 2013. The interest rate in effect was 1.75% on $1.1 million and 2.0% on $5.0 million. Secured Bilateral Letters of Credit are external to the facility and do not reduce revolver availability.
We recorded $2.0 million and $0.5 million of interest expense related to this facility during the three months ended March 31, 2013 and 2012, respectively, including amortization of debt issuance costs.
At March 31, 2013, $2.9 million in capitalized loan fees, net of accumulated amortization, was recorded in other noncurrent assets, which is being amortized over the life of the facility.
At March 31, 2013, we were in compliance with the terms of the credit agreement.
SemMexico facilities
On July 13, 2012, SemMexico entered into a credit agreement that allows SemMexico to borrow up to 56 million Mexican pesos (U.S. $4.5 million at the March 31, 2013 exchange rate) at any time during the term of the facility, which matures in July 2013. Borrowings are unsecured and bear interest at the bank prime rate in Mexico plus 1.7%. At March 31, 2013, there were borrowings of 56 million Mexican pesos (U.S. $4.5 million at the March 31, 2013 exchange rate) outstanding on this facility and the interest rate in effect was 6.03%.
On June 13, 2012, SemMexico entered into a credit agreement that allows SemMexico to borrow up to 44 million Mexican pesos (U.S. $3.6 million at the March 31, 2013 exchange rate) at any time during the term of the facility, which

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

8.	LONG-TERM DEBT, Continued

matures in June 2015. Borrowings are unsecured and bear interest at the bank prime rate in Mexico plus 2.0%. At March 31, 2013, there were no outstanding borrowings on this facility.
SemMexico also has outstanding letters of credit of 292.8 million Mexican pesos at March 31, 2013 (U.S. $23.7 million at the March 31, 2013 exchange rate). Fees are generally charged on outstanding letters of credit at a rate of 0.5%.
SemMexico recorded interest expense of $7.0 thousand and $0.1 million during the three months ended March 31, 2013 and 2012, respectively, related to these facilities.
At March 31, 2013, we were in compliance with the terms of these facilities.
Capitalized interest
During the three months ended March 31, 2013 and 2012, we capitalized interest from our credit facilities of $0.9 million and $0.1 million, respectively.
Fair value
We estimate that the fair value of our long-term debt was not materially different than the recorded values at March 31, 2013, and is categorized as a Level 3 measurement. It is our belief that neither the market interest rates nor our credit profile have changed significantly enough to have had a material impact on the fair value of our debt outstanding at March 31, 2013.

9.	COMMITMENTS AND CONTINGENCIES
Bankruptcy matters
On July 22, 2008 (the “Petition Date”), SemGroup, L.P., SemCrude, and Eaglwing filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. While in bankruptcy, SemGroup, L.P. filed a plan of reorganization with the court, which was confirmed on October 28, 2009 (the “Plan of Reorganization”). The Plan of Reorganization determined, among other things, how pre-Petition Date obligations would be settled, the equity structure of the reorganized company upon emergence, and the financing arrangements upon emergence. SemGroup Corporation, SemCrude, and Eaglwing emerged from bankruptcy protection on November 30, 2009 (the “Emergence Date”).

(a)	Confirmation order appeal
Luke Oil appeal. On October 21, 2009, Luke Oil Company, C&S Oil/Cross Properties, Inc., Wayne Thomas Oil and Gas and William R. Earnhardt Company (collectively, “Luke Oil”) filed an objection to the Plan of Reorganization “to the extent that the Plan of Reorganization may alter, impair, or otherwise adversely affect Luke Oil’s legal rights or other interests.” On October 28, 2009, the bankruptcy court overruled the Luke Oil objection and entered the confirmation order. On November 6, 2009, Luke Oil filed a Notice of Appeal. On December 23, 2009, Luke Oil’s appeal was docketed in the United States District Court for the District of Delaware. We filed a motion to dismiss the appeal as equitably moot. On May 21, 2012, the District Court entered an order granting our motion to dismiss Luke Oil's appeal of the confirmation order. On June 18, 2012, Luke Oil filed its Notice of Appeal, notifying the District Court and the parties to the lawsuit that it was appealing the decision of the District Court to the United States Court of Appeals for the Third Circuit. The appeal has been fully briefed. The Court of Appeals heard oral argument on January 22, 2013, and has not yet ruled. While we believe that this action is without merit and are vigorously defending this matter on appeal, an adverse ruling on this action could have a material adverse impact on us.

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
A water pipeline break occurred at a SemCAMS facility during August 2010. This resulted in a spill of material that was predominantly salt water containing a small amount of hydrocarbons. The incident was investigated by Environment Canada and Alberta Environment. On February 14, 2012, charges were filed against SemCAMS by the Federal Government of Canada (Department of Fisheries) and the Province of Alberta (Alberta Environment) in connection with this incident. We have reviewed disclosure received from the agencies and engaged our expert to assist us in formulating our response. Our expert's report has been completed and was delivered to the crown in April 2013. Although it is not possible to predict the outcome of these proceedings, we accrued a liability for estimated fines and environmental contributions of $0.4 million in December 2010, which we still carry on our books at March 31, 2013.
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

Asset retirement obligations
We will be required to incur significant removal and restoration costs when we retire our natural gas gathering and processing facilities in Canada. We have recorded an asset retirement obligation liability of $40.5 million at March 31, 2013, which is included within other noncurrent liabilities on our condensed consolidated balance sheets. This amount was calculated using the $105.5 million cost we estimate we would incur to retire these facilities, discounted based on our risk-adjusted cost of borrowing and the estimated timing of remediation.
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
Purchase and sale commitments
We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We account for derivatives at fair value with the exception of commitments which have been designated as normal purchases and sales for which we do not record assets or liabilities related to these agreements until the product is purchased or sold. At March 31, 2013, such commitments included the following (in thousands):

	Volume (Barrels)	Value
Fixed price purchases	16	$1,432
Fixed price sales	91	$8,792
Floating price purchases	20,067	$1,941,213
Floating price sales	20,938	$2,026,195
Certain of the commitments shown in the table above relate to agreements to purchase product from a counterparty and to sell a similar amount of product (in a different location) to the same counterparty. Many of the commitments shown in the table above are cancellable by either party, as long as notice is given within the time frame specified in the agreement (generally 30 to 120 days).
Our SemGas segment has a take or pay contractual obligation related to the fractionation of natural gas liquids. This obligation began in July 2011 and continues through June 2015. At March 31, 2013, approximately $26 thousand was due under the contract and the amount of future obligation is approximately $2.5 million. SemGas also enters into contracts under which we are responsible for marketing the majority of the gas and natural gas liquids produced by the counterparties to the agreements. The majority of SemGas’ revenues were generated from such contracts.
During the first quarter 2012, SemGas committed to purchasing equipment related to a 125 mmcf per day processing facility. At March 31, 2013, the future obligation associated with this purchase is $1.7 million.
See Note 3 for commitments related to Glass Mountain Pipeline LLC and the White Cliffs expansion project.

10.	EQUITY
Unaudited condensed consolidated statement of changes in owners’ equity
The following table shows the changes in our consolidated owners’ equity accounts from December 31, 2012 to March 31, 2013 (in thousands):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

10.	EQUITY, Continued

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Owners’ Equity
Balance at December 31, 2012	$420	$1,039,189	$(242)	$(145,674)	$(1,299)	$129,134	$1,021,528
Net income	—	—	—	43,423	—	5,143	48,566
Other comprehensive income, net of income taxes	—	—	—	—	(5,058)	—	(5,058)
Distributions to noncontrolling interests	—	—	—	—	—	(3,624)	(3,624)
Rose Rock Midstream, L.P. equity issuance	—	—	—	—	—	57,886	57,886
Transfer of SemCrude Pipeline interest to Rose Rock*	—	56,800	—	—	—	(90,516)	(33,716)
Non-cash equity compensation	—	1,040	—	—	—	143	1,183
Issuance of common stock under compensation plans	1	(1)	—	—	—	—	—
Repurchase of common stock	—	—	(371)	—	—	—	(371)
Balance at March 31, 2013	$421	$1,097,028	$(613)	$(102,251)	$(6,357)	$98,166	$1,086,394
* On January 13, 2013, we contributed a 33% interest in SemCrude Pipeline, L.L.C. to our consolidated subsidiary, Rose Rock. As this transaction was between entities under common control, the interest in SemCrude Pipeline, L.L.C. was recorded by Rose Rock based on SemGroup's book value. This amount represents the purchase price in excess of book value which was attributed to the noncontrolling interest owners of Rose Rock. The entry to additional paid-in capital has been recorded net of tax.
Accumulated other comprehensive loss
The following table presents the changes in the components of accumulated other comprehensive income (loss) from December 31, 2012 to March 31, 2013 (in thousands):

	Currency Translation	Employee Benefit Plans	Total
Balance, December 31, 2012	$1,855	$(3,154)	$(1,299)
Currency translation adjustment	(5,104)	—	(5,104)
Changes related to benefit plans, net of income tax expense of $16	—	46	46
Balance, March 31, 2013	$(3,249)	$(3,108)	$(6,357)

There were no significant items reclassified out of accumulated other comprehensive loss to net income for the three months ended March 31, 2013.
Common stock
Upon emergence from bankruptcy, we issued 40,882,496 shares of common stock. The Plan of Reorganization specified that we were to issue an additional 517,500 shares of common stock in settlement of pre-petition claims. As of March 31, 2013, we have issued 225,393 shares of this stock and will issue the remainder as the process of resolving the claims progresses. The owners’ equity balances on the condensed consolidated balance sheets include the shares that are required to be issued in settlement of pre-petition claims. The shares of common stock reflected on the condensed consolidated balance sheet at March 31, 2013 are summarized below:

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

10.	EQUITY, Continued

Shares issued on Emergence Date	40,882,496
Shares subsequently issued in settlement of pre-petition claims	225,393
Remaining shares required to be issued in settlement of pre-petition claims	292,107
Issuance of shares under employee and director compensation programs(*)	667,930
Shares issued upon exercise of warrants	15,742
Total shares	42,083,668
Par value per share	$0.01
Common stock on March 31, 2013 balance sheet (in thousands)	$421
(*) These shares include 84,348 shares which vested during the three months ended March 31, 2013. Of these vested shares, recipients sold back to the Company 8,591 shares to satisfy tax withholding obligations which are being recognized at cost as treasury stock on the condensed consolidated balance sheet.
In addition to the shares in the table above, there are shares of unvested restricted stock outstanding at March 31, 2013. The par value of these shares has not yet been reflected in common stock on the condensed consolidated balance sheet, as these shares have not yet vested. There are also shares of restricted stock that were returned to treasury upon forfeiture. The par value of these shares is not reflected in the condensed consolidated balance sheet, as no accounting recognition is given to forfeited shares.
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
Equity-based compensation
We have reserved common stock for issuance pursuant to director and employee compensation programs. At March 31, 2013, there were approximately 550,000 unvested shares that have been granted under these programs. The par value of these shares is not reflected in common stock on the condensed consolidated balance sheet, as these shares have not yet vested. Shares of restricted stock awards that were forfeited were returned to treasury. The par value of these shares is not reflected in the condensed consolidated balance sheet, as no accounting recognition is given to forfeited shares. For certain of the awards, the number of shares that will vest is contingent upon our achievement of certain specified targets. If we meet the specified maximum targets, approximately 141,000 additional shares could vest.
Warrants
Upon emergence from bankruptcy, we issued 1,634,210 warrants. The Plan of Reorganization specified that we were to issue an additional 544,737 warrants in settlement of the pre-petition claims. As of March 31, 2013, we have issued 237,242 of the warrants and will issue the remainder as the process of resolving the claims progresses. The warrants are traded on the New York Stock Exchange under the ticker symbol SEMGWS. We classify the warrant fair value as a Level 1 measurement. The warrants reflected on the condensed consolidated balance sheet at March 31, 2013 are summarized below:

Warrants issued on Emergence Date	1,634,210
Warrants subsequently issued in settlement of pre-petition claims	237,242
Remaining warrants to be issued in settlement of pre-petition claims	307,495
Warrants exercised (*)	(45,348)
Total warrants at March 31, 2013	2,133,599
Fair value per warrant at March 31, 2013	$27.49
Warrant value included within other noncurrent liabilities on March 31, 2013 consolidated balance sheet	$58,652,637

(*) During the three months ended March 31, 2013, certain warrant holders exercised a total of 41 warrants resulting in the issuance of 35 Class A shares.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

10.	EQUITY, Continued

Each warrant entitles the holder to purchase one share of common stock for $25 at any time before the November 30, 2014 expiration date. Upon exercise, a holder may elect a cashless exercise, whereby the number of shares to be issued to the holder is reduced, in lieu of a cash payment. The closing price of our common stock was $51.72 per share on March 28, 2013. In the event of a change in control of the Company, the holders of the warrants would have the right to sell the warrants to us, and we would have the right to purchase the warrants from the holders. In either case, the price to be paid for the warrants would be calculated using a standard pricing model with inputs specified in the warrant agreement.
Dividend
On May 8, 2013, we declared a dividend of $0.19 per share payable on May 30, 2013 to shareholders of record on May 20, 2013.

11.	EARNINGS PER SHARE
The following summarizes the calculation of basic earnings per share for the three months ended March 31, 2013 and March 31, 2012 (in thousands, except per share amounts):

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Continuing Operations	Discontinued Operations	Net	Continuing Operations	Discontinued Operations	Net
Income	$48,534	$32	$48,566	$1,858	$252	$2,110
less: Income attributable to noncontrolling interests	5,143	—	5,143	3,483	—	3,483
Numerator	$43,391	$32	$43,423	$(1,625)	$252	$(1,373)
Common stock issued and to be issued pursuant to Plan of Reorganization	41,400	41,400	41,400	41,400	41,400	41,400
Weighted average common stock outstanding issued under compensation plans	670	670	670	507	507	507
Denominator	42,070	42,070	42,070	41,907	41,907	41,907
Basic earnings (loss) per share	$1.03	$—	$1.03	$(0.04)	$0.01	$(0.03)
The following summarizes the calculation of diluted earnings per share for the three months ended March 31, 2013 and March 31, 2012 (in thousands, except per share amounts):

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Continuing Operations	Discontinued Operations	Net	Continuing Operations	Discontinued Operations	Net
Income	$48,534	$32	$48,566	$1,858	$252	$2,110
less: Income attributable to noncontrolling interests	5,143	—	5,143	3,483	—	3,483
Numerator	$43,391	$32	$43,423	$(1,625)	$252	$(1,373)
Common stock issued and to be issued pursuant to Plan of Reorganization	41,400	41,400	41,400	41,400	41,400	41,400
Weighted average common stock outstanding issued under compensation plans	670	670	670	507	507	507
Effect of dilutive securities	276	276	276	148	148	148
Denominator	42,346	42,346	42,346	42,055	42,055	42,055
Diluted earnings (loss) per share	$1.02	$—	$1.03	$(0.04)	$0.01	$(0.03)

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

11.	EARNINGS PER SHARE, Continued

During the three months ended March 31, 2013 and March 31, 2012, we recorded expenses of $25.8 million and $4.0 million, respectively, related to the change in fair value of the warrants. Because of this, the warrants would have been antidilutive and, therefore, were not included in the computation of diluted earnings per share.

12.	SUPPLEMENTAL CASH FLOW INFORMATION
The following table summarizes the changes in the components of operating assets and liabilities shown on our condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2013	2012
Decrease (increase) in restricted cash	$25	$3,058
Decrease (increase) in accounts receivable	(5,014)	(87,837)
Decrease (increase) in receivable from affiliates	1,070	1,178
Decrease (increase) in inventories	(3,153)	2,451
Decrease (increase) in derivatives and margin deposits	764	316
Decrease (increase) in other current assets	4,333	7,664
Decrease (increase) in other assets	14	979
Increase (decrease) in accounts payable and accrued liabilities	(2,756)	59,887
Increase (decrease) in payable to affiliates	—	(6,650)
Increase (decrease) in payables to pre-petition creditors	(16)	(4,112)
Increase (decrease) in other noncurrent liabilities	(578)	2,140
	$(5,311)	$(20,926)

Other supplemental disclosures
We recorded a $90.5 million reduction to noncontrolling interests in consolidated subsidiaries and an offsetting increase to additional paid-in capital of $56.8 million (net of tax impact of $33.7 million). This non-cash entry represents the portion of the proceeds in excess of historical cost which were attributed to Rose Rock's third-party unitholders related to Rose Rock's purchase of a 33% interest in SemCrude Pipeline, L.L.C. (Note 2).

We paid cash interest of $0.6 million and $1.7 million for the three months ended March 31, 2013 and 2012, respectively.

We paid cash for income taxes (net of refunds received) of $1.3 million and $5.4 million for the three months ended March 31, 2013 and 2012, respectively.

We incurred liabilities for construction work in process that had not been paid of $5.8 million and $2.9 million as of March 31, 2013 and 2012, respectively. Such amounts are not included in capital expenditures on the consolidated statements of cash flows.

13.	RELATED PARTY TRANSACTIONS
NGL Energy
As described in Note 3, we own interests in NGL Energy, which we account for under the equity method.
During the three months ended March 31, 2013 and 2012, we generated the following transactions with NGL Energy (in thousands):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
13.     RELATED PARTY TRANSACTIONS, Continued

	Three Months Ended March 31,
	2013	2012
Revenues	$15,865	$14,112
Purchases	$—	$17,887
Reimbursements from NGL Energy for transition services	$90	$367
White Cliffs
As described in Note 3, we account for our ownership interest in White Cliffs under the equity method. During the three months ended March 31, 2013 and 2012, we generated storage revenue from White Cliffs of approximately $0.6 million and $0.6 million, respectively.
Glass Mountain
As described in Note 3, in May 2012, we formed a joint venture, Glass Mountain, to construct, maintain and operate a 210-mile crude oil pipeline system originating in Alva and Arnett, Oklahoma and terminating at Cushing, OK. In connection with the pipeline project, Glass Mountain entered into a Pipeline Construction Management Agreement with Glass Mountain Holding, LLC ("GMH"), a wholly-owned subsidiary of SemGroup. The Pipeline Construction Management Agreement appoints GMH as construction manager of the pipeline project for which GMH will receive $0.9 million prorated over the period of construction. For the three months ended March 31, 2013, Glass Mountain paid $0.1 million to GMH pursuant to this agreement, the remaining balance of $0.4 million will be received by GMH over the period of construction.
Legal services
The law firm of Conner & Winters, LLP, of which Mark D. Berman is a partner, performs legal services for us. Mr. Berman is the spouse of Candice L. Cheeseman, General Counsel and Secretary. Mr. Berman does not perform any legal services for us. SemGroup paid $0.5 million and $0.3 million in legal fees and related expenses to this law firm during the three months ended March 31, 2013 and 2012, respectively (of which $36.0 thousand was paid by White Cliffs during the three months ended March 31, 2012).

14.    SUBSEQUENT EVENTS

On April 30, 2013, we executed a definitive agreement to acquire the equity interest of Mid-America Midstream Gas Services, L.L.C., a wholly owned subsidiary of Chesapeake Energy Corporation (NYSE: CHK)("Chesapeake"), which is the owner of gas gathering and processing assets in the Mississippi Lime play for $300 million in cash. The transaction is expected to close by the third quarter of 2013 and is subject to certain regulatory approvals and closing conditions. The transaction will be funded by the our existing committed credit facilities. Highlights of the acquisition include the following:

•	200 miles of gathering pipeline;

•	Rose Valley I plant - A 200 mmcfd (million cubic feet per day) cryogenic processing plant, expected to be in operation in in the first quarter of 2014;

•	Rose Valley II plant - A 200 mmcfd cryogenic processing plant, expected to be in operation in in the first quarter of 2016;

•
Approximately 540,000 net acre dedication in the core of the Mississippi Lime play, supported by a recently announced joint venture between Chesapeake and Sinopec International Petroleum Exploration and Production Corporation; and

•	A 20-year, 100% fee based, gas gathering and processing agreement by Chesapeake.

Rose Valley plants I and II will require approximately $125 million of additional capital expenditures for completion as well as additional capital related to future well connections.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated interim financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC.

Overview of Business
We provide gathering, transportation, storage, distribution, marketing and other midstream services primarily to independent producers, refiners of petroleum products and other market participants located in the Midwest and Rocky Mountain regions of the United States of America (the “U.S.”), Canada and the west coast of the United Kingdom (the “U.K.”). We, or our significant equity method investees, have an asset base consisting of pipelines, gathering systems, storage facilities, terminals, processing plants and other distribution assets located in North American production and supply areas, including the Gulf Coast, Midwest, Rocky Mountain and Western Canadian regions. We maintain and operate storage, terminal and marine facilities at Milford Haven in the U.K. that enable customers to supply petroleum products to markets in the Atlantic Basin. We also operate a network of liquid asphalt cement terminals throughout Mexico. Our operations are conducted directly and indirectly through our six primary business segments – Crude, SemStream®, SemCAMS, SemLogistics, SemMexico, and SemGas®.
Our Assets
Our assets include:

•
a 51% ownership interest (34% directly and 17% indirectly, through our interest in Rose Rock Midstream, L.P. ("Rose Rock")) in White Cliffs Pipeline, L.L.C. ("White Cliffs"), which owns a 527-mile crude oil pipeline running from Platteville, Colorado to Cushing, Oklahoma (the "White Cliffs Pipeline"), that Crude operates;

•
the 2% general partner interest and 58.2% of the limited partner interests in Rose Rock, which owns an approximately 640-mile crude oil pipeline network in Kansas and Oklahoma and a crude oil storage facility in Cushing, Oklahoma with a capacity of 7.25 million barrels and an additional 0.35 million barrels currently under construction, and a 17% ownership interest in White Cliffs;

•	9.1 million common units of NGL Energy Partners LP (“NGL Energy”) and a 6.42% interest in NGL Energy Holdings LLC, the general partner of NGL Energy;

•	approximately 1,600 miles of natural gas and NGL transportation, gathering and distribution pipelines in Kansas, Oklahoma, Texas and Alberta, Canada;

•	8.7 million barrels of owned multi-product storage capacity located in the U.K.;

•	12 liquid asphalt cement terminals and modification facilities and two emulsion distribution terminals in Mexico;

•	majority ownership interests in four natural gas processing plants in Alberta, Canada, with combined operating capacity of 694 million cubic feet per day; and

•	three natural gas processing plants in the U.S., with 98 million cubic feet per day of capacity.
We believe that the variety of our petroleum product assets creates opportunities for us and our customers that avoid seasonal fluctuations of less diverse business.

Recent Developments
On April 30, 2013, we executed a definitive agreement to acquire the equity interests of Mid-America Midstream Gas Services, L.L.C., a wholly owned subsidiary of Chesapeake Energy Corporation, which is the owner of gas gathering and processing assets in the Mississippi Lime play for $300 million in cash. The transaction is expected to close by the third quarter of 2013 and is subject to certain regulatory approvals and closing conditions.
The acquisition includes:

•	200 miles of gathering pipeline;

•	Rose Valley I plant: 200 million cubic feet per day cryogenic processing plant, expected to be operational first quarter 2014;

•	Rose Valley II plant: 200 million cubic feet per day cryogenic processing plant, expected to be operational first quarter 2016;

•
Approximately 540,000 net acre dedication in the core of the Mississippi Lime play, supported by a recently announced joint venture between Chesapeake Energy Corporation and Sinopec International Petroleum Exploration and Production Corporation; and

•	Chesapeake Energy Corporation has committed to a 20-year, 100% fee-based, gas gathering and processing agreement.
Rose Valley plants I and II require approximately $125 million of additional capital expenditures for completion, as well as additional capital related to future well connects. SemGroup will fund the acquisition under existing committed credit facilities.
On April 22, 2013, the SemGroup corporate credit agreement was amended to (i) permit the increase of the facility by up to an additional $300 million subject to certain conditions, (ii) remove the restriction limiting unsecured senior or subordinated indebtedness to $200 million, while establishing certain requirements for obtaining unsecured senior or subordinated indebtedness of $200 million or more and (iii) establish less restrictive leverage covenants.
On May 3, 2013, we elected to increase the credit facility capacity to $200 million, for a total capacity of $500 million. The facility can be increased by an additional $100 million. In connection, with the increase, we recorded $2.2 million of capitalized loan fees which will be amortized over the remaining life of the facility.
On May 8, 2013, we declared a dividend of $0.19 per share payable on May 30, 2013 to shareholders of record on May 20, 2013.

Results of Operations
Consolidated Results of Operations

	Three Months Ended March 31,
(in thousands)	2013	2012
Revenue	$287,696	$312,031
Expenses
Costs of products sold	212,369	241,521
Operating	40,771	37,991
General and administrative	17,037	19,830
Depreciation and amortization	12,636	11,725
Gain on disposal of long-lived assets, net	(162)	—
Total expenses	282,651	311,067
Earnings from equity method investments	17,345	7,498
Operating income	22,390	8,462
Other expense (income)
Interest expense	2,396	3,659
Other expense, net	25,466	3,957
Total other expenses, net	27,862	7,616
Income (loss) from continuing operations before income taxes	(5,472)	846
Income tax benefit	(54,006)	(1,012)
Income from continuing operations	48,534	1,858
Income from discontinued operations, net of income taxes	32	252
Net income	$48,566	$2,110
Revenue and Expenses
Revenue and expenses before intercompany eliminations leading to operating income are analyzed by operating segment below.
Interest expense
Interest expense decreased in the three months ended March 31, 2013 to $2.4 million from $3.7 million in the three months ended March 31, 2012. Although the outstanding debt balance increased to $180.6 million at March 31, 2013 from $123.7 million at March 31, 2012, interest expense decreased due to an $0.8 million increase in interest capitalized to the cost of new construction projects in 2013 combined with the write-off of $0.3 million in capitalized loan fees in January 2012 related to a reduction in the overall revolver capacity.
Other expense (income), net
Other expense was $25.5 million for the three months ended March 31, 2013, compared to other expense of $4.0 million for the same period in 2012. Other expense for all periods presented was comprised primarily of gains and losses due to the change in the fair value of our warrants.

Income tax expense (benefit)
The effective tax rate was 987% for the three months ended March 31, 2013, and (120)% for the three months ended March 31, 2012. Due to our emergence from bankruptcy and overall restructuring, we have recorded a full valuation allowance on all U.S. federal and state deferred tax assets in prior periods. For the three months ended March 31, 2013, we recorded a discrete tax benefit of $50.9 million for the release of the valuation allowance on certain U.S. federal and state deferred tax assets. Refer to Note 7 for further information regarding our valuation allowance assessment. Significant items that impacted the effective tax rate for each period, as compared to the U.S. federal statutory rate of 35%, include earnings in foreign jurisdictions taxed at lower rates, a noncontrolling interest in Rose Rock for which taxes are not provided, warrant expense which is not deductible for tax purposes and the impact of the valuation allowance or release recorded against our deferred tax assets. Further, the foreign earnings are taxed in foreign jurisdictions as well as in the U.S., since they are disregarded entities for U.S. federal income tax purposes. Deferred tax liabilities, with the exception of those related to certain long-lived assets, have been considered as a source of future taxable income in establishing the amount of the valuation allowance. These combined factors, and the magnitude of permanent items impacting the tax rate relative to income from continuing operations before income taxes, result in rates that are not comparable between the periods.

Results of Operations by Reporting Segment
Crude

	Three Months Ended March 31,
(in thousands)	2013	2012
Revenue	$171,232	$179,715
Expenses
Costs of products sold	148,451	160,508
Operating	5,738	5,454
General and administrative	3,850	2,718
Depreciation and amortization	3,507	2,967
Total expenses	161,546	171,647
Equity earnings in White Cliffs	10,429	6,571
Operating income	$20,115	$14,639
Three months ended March 31, 2013 versus three months ended March 31, 2012
Revenue
Revenue decreased in the three months ended March 31, 2013 to $171 million from $180 million in the three months ended March 31, 2012, as shown in the following table:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Gross product revenue	$630,446	$501,479
ASC 845-10-15	(472,186)	(331,947)
Unrealized gain (loss) on derivatives, net	468	(146)
Product revenue	158,728	169,386
Service revenue	12,504	10,334
Other	—	(5)
Total revenue	$171,232	$179,715
Gross product revenue increased in the three months ended March 31, 2013 to $630 million from $501 million in the three months ended March 31, 2012. The increase was primarily a result of an increase in sales volumes to 6.8 million barrels for the three months ended March 31, 2013 from 5.0 million barrels for the same period in 2012, offset by a decrease in the average sales price of crude oil to $93 per barrel for the three months ended March 31, 2013 from $101 per barrel for the same period in 2012.

ASC 845-10-15, “Nonmonetary Transactions,” requires certain transactions – those where inventory is purchased from a customer then resold to the same customer – to be presented in the income statement on a net basis, resulting in a reduction of revenue and costs of products sold by the same amount, but has no effect on operating income. However, changes in the level of such purchase and sale activity between periods can have an effect on the comparison between those periods. Gross product revenue was reduced by $472 million and $332 million during the three months ended March 31, 2013 and 2012, respectively, in accordance with ASC 845-10-15.
Service revenue increased in the three months ended March 31, 2013 to $13 million from $10 million for the three months ended March 31, 2012, due to additional storage capacity and pumpover activity at Cushing, OK and additional truck unloading at Platteville, CO.
Costs of products sold
Costs of products sold decreased in the three months ended March 31, 2013 to $148 million from $161 million for the same period in 2012. Costs of products sold were reduced by $472 million and $332 million in the three months ended March 31, 2013 and 2012, respectively, in accordance with ASC 845-10-15. Costs of products sold decreased in the three months ended March 31, 2013, primarily as a combined result of an increase in the volume sold, offset by a decrease in the average cost of crude oil per barrel to $91 from $98 per barrel, and a higher proportion of transactions subject to ASC 845-10-15 for the same period in 2012.
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
The following table shows the Adjusted gross margin generated by our fee-based services, our fixed-margin transactions and our marketing activities for the three months ended March 31, 2013 and 2012 (in thousands):

Three Months Ended March 31, 2013	Storage	Transportation	Marketing Activities	Other(1)	Total
Revenues	$8,367	$5,776	$153,816	$3,273	$171,232
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	148,451	—	148,451
Less: Unrealized gain (loss) on derivatives	—	—	468	—	468
Adjusted gross margin	$8,367	$5,776	$4,897	$3,273	$22,313

Three Months Ended March 31, 2012	Storage	Transportation	Marketing Activities	Other(1)	Total
Revenues	7,410	4,357	166,175	1,773	179,715
Less: Costs of products sold, exclusive of depreciation and amortization			160,508		160,508
Less: Unrealized gain (loss) on derivatives			(146)		(146)
Adjusted gross margin	7,410	4,357	5,813	1,773	19,353

(1)	This category includes fee-based services such as unloading and ancillary storage terminal services.
The following table presents a reconciliation of operating income to Adjusted gross margin, the most directly comparable GAAP financial measure for each of the periods indicated.

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Reconciliation of operating income to Adjusted gross margin:
Operating income	$20,115	$14,639
Add:
Operating expense	5,738	5,454
General and administrative expense	3,850	2,718
Depreciation and amortization expense	3,507	2,967
Less:
Unrealized gain (loss) on derivatives	468	(146)
Earnings from equity method investment	10,429	6,571
Adjusted gross margin	$22,313	$19,353
Operating expense
Operating expense increased in the three months ended March 31, 2013, to $6 million from $5 million for the three months ended March 31, 2012. This increase is due primarily to increased field expense and outside services.
General and administrative
General and administrative expense increased in the three months ended March 31, 2013, to $4 million from $3 million for the three months ended March 31, 2012. This increase is primarily the result of financial and legal advisors' costs associated with the drop down of SemGroup's one-third interest in SemCrude Pipeline, LLC.
Earnings from equity method investment
Crude’s equity method investments are in White Cliffs and Glass Mountain Pipeline. Earnings from White Cliffs increased in the three months ended March 31, 2013 to $10 million from $7 million in the three months ended March 31, 2012. This increase is due primarily to a 45% increase in the crude oil volume shipped from Platteville, CO to Cushing, OK. The Glass Mountain Pipeline is still under construction.

SemStream
On November 1, 2011, we contributed the primary operating assets of our SemStream segment to NGL Energy. We did not, however, contribute any of the assets or liabilities of SemStream’s Arizona residential business to NGL Energy. On September 12, 2012, we entered into a definitive agreement to sell those assets and liabilities. This sale was subject to approval by the Arizona Corporation Commission and closed on December 31, 2012 after that approval was granted; therefore, 2012 results are reported as discontinued operations. The results of operations shown below for 2013 reflect only corporate overhead allocations, minor adjustments and the earnings from our equity method investment in NGL Energy. We include our share of NGL Energy’s earnings on a one-quarter lag because we do not receive their financial statements in sufficient time to apply the equity method to the current period.

	Three Months Ended March 31,
(in thousands)	2013	2012
Revenue	$—	$6
Expenses
Costs of products sold	—	34
Operating	1	(6)
General and administrative	156	51
Depreciation and amortization	—	—
Loss on disposal	6	—
Total expenses	163	79
Equity earnings in NGL Energy	6,916	927
Operating income	$6,753	$854

SemLogistics

	Three Months Ended March 31,
(in thousands)	2013	2012
Revenue	$3,035	$3,784
Expenses
Costs of products sold	—	—
Operating	1,839	1,454
General and administrative	1,120	1,811
Depreciation and amortization	2,340	2,318
Total expenses	5,299	5,583
Operating loss	$(2,264)	$(1,799)
Three months ended March 31, 2013 versus three months ended March 31, 2012
Revenue
Revenue decreased in the three months ended March 31, 2013 to $3 million from $4 million in the three months ended March 31, 2012.
The decline in revenue is a result of a decline in the volume of storage leased and drop in storage rates. This decline was offset, in part, by an increase in fees for ancillary terminal services. High crude oil prices and backwardated market conditions (i.e., prices for future deliveries are lower than current prices) exist today and are forecast to continue through 2013. These factors have a negative effect on storage economics. As a result, the demand for storage is depressed and we have experienced difficulty securing contract renewals and replacement of long-term contracts.
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
Storage economics have been unfavorable for some time. We will continue to monitor this situation and recognize the possibility that an impairment of the long-lived assets may be required in the near term.
General and administrative
General and administrative expense decreased in three months ended March 31, 2013 to $1 million from $2 million in the three months ended March 31, 2012. This reduction is due primarily to employee costs and intercompany allocations which decreased by approximately $440 thousand and $310 thousand, respectively.
General
In every other category of expense, the amounts for the first quarter of 2013 are roughly equivalent to those of the first quarter of 2012.

SemCAMS

	Three Months Ended March 31,
(in thousands)	2013	2012
Revenue	$35,781	$35,165
Expenses
Costs of products sold	183	119
Operating	26,884	26,236
General and administrative	4,145	4,418
Depreciation and amortization	2,656	2,573
Total expenses	33,868	33,346
Operating income	$1,913	$1,819
Three months ended March 31, 2013 versus three months ended March 31, 2012
Revenue
Revenue in the three months ended March 31, 2013 increased to $36 million from $35 million for the three months ended March 31, 2012. This increase is due to incremental fees of $1.8 million related to take or pay contracts, maintenance capital recovery fees of $0.9 million and $0.5 million in flow through expenses related to turnaround planning which were offset, in part, by reductions in revenue due to producer shut-ins and plant outages of $1.6 million and $0.9 million, respectively.
General
In every category of expense, the amounts for the three months ended March 31, 2013 are roughly equivalent to those of the three months ended March 31, 2012.

SemMexico

	Three Months Ended March 31,
(in thousands)	2013	2012
Revenue	$42,994	$62,651
Expenses
Costs of products sold	38,649	57,041
Operating	2,165	2,000
General and administrative	2,222	2,688
Depreciation and amortization	1,480	1,561
Gain on disposal	(166)	—
Total expenses	44,350	63,290
Operating loss	$(1,356)	$(639)
Three months ended March 31, 2013 versus three months ended March 31, 2012
Revenue
Revenue decreased in the three months ended March 31, 2013 to $43 million from $63 million in the three months ended March 31, 2012. Lower volume (61,861 metric tons versus 89,525 metric tons) accounted for 98% of the decrease. The decline in volume is a result of a slowdown in federal government spending on infrastructure projects in Mexico.

Costs of products sold
Costs of products sold decreased in the three months ended March 31, 2013 to $39 million from $57 million in the three months ended March 31, 2012. On a per unit basis, the cost of products sold decreased to $625 per metric ton from $637 per metric ton.

SemGas

	Three Months Ended March 31,
(in thousands)	2013	2012
Revenue	$38,739	$33,440
Expenses
Costs of products sold	29,171	26,549
Operating	4,144	2,853
General and administrative	1,591	1,843
Depreciation and amortization	2,128	1,630
Gain on disposal	(2)	—
Total expenses	37,032	32,875
Operating income	$1,707	$565
Three months ended March 31, 2013 versus three months ended March 31, 2012
Revenue
Revenue increased in the three months ended March 31, 2013 to $39 million from $33 million for the three months ended March 31, 2012. This increase is the result of higher sales volume (8,703 MMcf versus 7,932 MMcf) and higher sales price per unit ($4.45/Mcf versus $4.22/Mcf). The increase in volume is primarily a result of increased drilling and production in the area served by our gas plants in Hopeton and Nash, Oklahoma.
Costs of products sold
Costs of products sold increased in the three months ended March 31, 2013 to $29 million from $27 million in the three months ended March 31, 2012. This increase is primarily related to higher volume and prices as described above. In addition, a contract adjustment in the first quarter of 2012, increased the costs of products sold by approximately $1.3 million. Except for this contract adjustment, the costs of products sold as a percentage of sales is essentially flat between the periods.
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
The following table shows the Adjusted gross margin generated in the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Revenue	$38,739	$33,440
Less: Cost of products sold, exclusive of depreciation	29,171	26,549
Less: Unrealized gain (loss) on derivatives	—	—
Adjusted gross margin	$9,568	$6,891
The following table presents a reconciliation of operating income to Adjusted gross margin, the most directly comparable GAAP financial measure for each of the periods indicated.

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Reconciliation of operating income to Adjusted gross margin:
Operating income	$1,707	$565
Add:
Operating expense	4,144	2,853
General and administrative expense	1,591	1,843
Depreciation and amortization expense	2,128	1,630
Gain on disposal	(2)	—
Adjusted gross margin	$9,568	$6,891
Operating expense
Operating expense increased in the three months ended March 31, 2013 to $4 million from $3 million for the three months ended March 31, 2012. This increase is due primarily to higher field expenses (which includes materials and supplies, lubricants, water disposal, electricity and fuel), employee costs and compressor rental of approximately $800 thousand, $240 thousand and $130 thousand, respectively.
General
In every other category of expense, the amounts for the three months ended March 31, 2013 are roughly equivalent to those of the three months ended March 31, 2012.

Other and Eliminations

	Three Months Ended March 31,
(in thousands)	2013	2012
Revenue	$(4,085)	$(2,730)
Expenses
Costs of products sold	(4,085)	(2,730)
Operating	—	—
General and administrative	3,953	6,301
Depreciation and amortization	525	676
Total expenses	393	4,247
Operating loss	$(4,478)	$(6,977)
Other and Eliminations is not an operating segment. This table is included to permit the reconciliation of segment information to that of the consolidated Company.

Liquidity and Capital Resources
Sources and Uses of Cash
Our principal sources of short-term liquidity are cash generated from operations and borrowings under our revolving credit facilities. The consolidated cash balance on March 31, 2013 (including restricted cash) was approximately $112.0 million. Of this amount, approximately $63.3 million was held in Canada and may be subject to tax if transferred to the United States, and approximately $34.6 million is restricted cash primarily set aside for settlement of pre-petition claims. Potential sources of long-term liquidity include debt and equity securities. Our primary cash requirements currently are operating expenses, capital expenditures, our quarterly dividends and quarterly distributions to unitholders of our subsidiary, Rose Rock. In general, we expect to fund:

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
We believe our cash from operations and our remaining borrowing capacity allow us to manage our day-to-day cash requirements, distribute our quarterly dividends, distribute the minimum quarterly distribution on Rose Rock's outstanding common units, and meet our capital expenditures commitments for the coming year.
Cash Flows
The following table summarizes our changes in cash for the periods presented:

	Three Months Ended March 31,
(in thousands)	2013	2012
Statement of cash flow data:
Cash flows provided by (used in):
Operating activities	$27,303	$(1,342)
Investing activities	(57,050)	(14,098)
Financing activities	26,747	12,730
Subtotal	(3,000)	(2,710)
Effect of exchange rate on cash and cash equivalents	323	(141)
Change in cash and cash equivalents from continuing operations	(2,677)	(2,851)
Change in cash and cash equivalents included in discontinued operations	—	(1,552)
Change in cash and cash equivalents	(2,677)	(4,403)
Cash and cash equivalents at beginning of period	80,029	73,613
Cash and cash equivalents at end of period	$77,352	$69,210
Operating Activities
The components of operating cash flows can be summarized as follows (in thousands):

	Three Months Ended March 31,
(in thousands)	2013	2012
Net income	$48,566	$2,110
Non-cash expenses, net	(15,952)	17,474
Changes in operating assets and liabilities	(5,311)	(20,926)
Net cash flows provided by operating activities	$27,303	$(1,342)
Non-cash expenses decreased $33.4 million to $(16.0) million for the three months ended March 31, 2013 from $17.5 million for the three months ended March 31, 2012. This decrease is comprised primarily of a $53.1 million increase in deferred tax benefit, which is due to the release of a valuation allowance on our net operating loss carryforward deferred tax assets, a $21.8 million increase in expense on the change in the fair value of warrants due to increasing market prices and a $1.0 million decrease in the amortization and write down of debt issuance costs. All other non-cash expenses for the three months ended March 31, 2013 remained relatively comparable to the three months ended March 31, 2012.
Changes in operating assets and liabilities for the three months ended March 31, 2013 generated net decrease in operating cash flows of $5.3 million, consisting primarily of an increase of $5.0 million in accounts receivable driven by Crude segment operating activity and a decrease of $4.3 million in other current assets due to the amortization of prepaid expenses.
Changes in operating assets and liabilities during the three months ended March 31, 2012 included primarily a decrease of $3.1 million in restricted cash, an increase of $87.8 million in accounts receivable, a decrease of $2.5 million in inventories, an increase of $59.9 million in accounts payable and accrued liabilities, a decrease of $4.1 million in payables to prepetition creditors and an increase of $2.1 million in other noncurrent liabilities. Prior year accounts receivable and accounts payable cash flows were largely driven by commodity pricing.
Investing Activities
For the three months ended March 31, 2013, we had net cash outflows of $57.1 million from investing activities, due primarily to $21.9 million of capital expenditures and $36.4 million in investments in non-consolidated subsidiaries, partially offset by net investing cash inflows of $1.1 million in distributions in excess of equity in earnings of affiliates. Year to date capital expenditures primarily relate to Rose Rock's Cushing expansion projects, SemGas' Northern Oklahoma expansion projects and well connects and the Wattenberg Oil Trunkline. Investments in non-consolidated subsidiaries represents investments in Glass Mountain Pipeline and White Cliffs pipeline expansion project. Distributions in excess of equity earnings represent returns of our investments in White Cliffs and NGL Energy.
For the three months ended March 31, 2012, we had net cash outflows of $14.1 million from investing activities, due primarily to $15.8 million of capital expenditures and $0.9 million in investments in non-consolidated subsidiaries, partially offset by net investing inflows of $2.6 million in distributions in excess of equity in earnings of affiliates.
Financing Activities
For the three months ended March 31, 2013, we had net cash inflows of $26.7 million from financing activities, which related to borrowings on long-term debt of $229.5 million and $57.9 million in proceeds from the issuance of Rose Rock limited partner units, partially offset by principal payments of $255.0 million and distributions to non-controlling interests of $3.6 million.
For the three months ended March 31, 2012, we had net cash inflows of $12.7 million from financing activities, substantially all of which related to borrowings on long-term debt of $112.0 million, partially offset by principal payments on long-term debt of $98.5 million.
SemGroup Revolving Credit Facility
At March 31, 2013, we had $23.5 million outstanding under our $300 million revolving credit facility. In addition, we had $5.1 million in outstanding letters of credit on that date. The maximum letter of credit capacity under this facility is $250 million.
On April 22, 2013, the credit agreement was amended to (i) permit the increase of the facility by up to an additional $300 million subject to satisfaction of certain conditions, (ii) remove the restriction limiting unsecured senior or subordinated indebtedness to $200 million, while establishing certain requirements for obtaining unsecured senior or subordinated indebtedness of $200 million or more and (iii) establish less restrictive leverage covenants.

On May 3, 2013, we elected to increase the credit facility capacity by $200 million, for a total capacity of $500 million. The facility can be increased by an additional $100 million. In connection with the increase, we recorded $2.2 million of capitalized loan fees which will be amortized over the remaining life of the facility.
The credit agreement includes customary affirmative and negative covenants. At March 31, 2013, we were in compliance with the terms of the credit agreement.

Rose Rock Revolving Credit Facility
At March 31, 2013, Rose Rock had $152.5 million in cash borrowings outstanding under its $385 million revolving credit facility. There were $48.9 million in outstanding letters of credit. On January 11, 2013, the credit facility capacity was increased to $385 million and the capacity can be increased by an additional $165 million. The credit facility includes a $75 million sub-limit for the issuance of letters of credit. The credit agreement includes customary affirmative and negative covenants and also restricts Rose Rock’s ability to make certain types of payments including cash distributions to unitholders, however, we may make those distributions unless we are in default under the credit agreement or the distribution could result in a default. At March 31, 2013, Rose Rock was in compliance with the terms of the credit agreement.
SemMexico Credit Facilities
At March 31, 2013, we had 56.0 million Mexican pesos (U.S. $4.5 million equivalent at the March 31, 2013 exchange rate) outstanding under a SemMexico credit facility which matures in July 2013. In addition, SemMexico also had 292.8 million Mexican pesos (U.S. $23.7 million equivalent at the March 31, 2013 exchange rate) in outstanding letters of credit. SemMexico had no outstanding borrowings under a 44.0 million Mexican pesos (U.S. $3.6 million equivalent at the March 31, 2013 exchange rate) credit facility which matures in June 2015. At March 31, 2013, we were in compliance with the terms of these facilities.
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

We estimate that the capital expenditures for 2013 will be approximately $400 million (excluding amounts related to the recently announced acquisition of Mid-America Midstream Gas Services, L.L.C.), including an estimated $370 million for strategic projects and $30 million for maintenance and regulatory projects. Projected capital spending for 2013 also includes investments in Glass Mountain and White Cliffs. During the three months ended March 31, 2013, we spent $22 million and $16 million (cash basis), respectively, on capital projects, excluding capital contributions to affiliates for funding growth projects.
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
Rose Rock Distributions
The table below sets out the cash distributions made by Rose Rock during calendar year 2012 and 2013.

Quarter Ended	Record Date	Payment Date	Distribution Per Unit
December 31, 2011	February 3, 2012	February 13, 2012	$0.0670
March 31, 2012	May 7, 2012	May 15, 2012	$0.3725
June 30, 2012	August 6, 2012	August 14, 2012	$0.3825
September 30, 2012	November 5, 2012	November 14, 2012	$0.3925
December 31, 2012	February 4, 2013	February 14, 2013	$0.4025
March 31, 2013	May 6, 2013	May 15, 2013	$0.4300
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
On April 25, 2013, a cash distribution of $0.43 per common unit was declared. The cash distribution will be paid on May 15, 2013 to unitholders of record on May 6, 2013.
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
Commitments
There have been no material changes to our contractual obligations outside the ordinary course of our business from those previously disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012, although the value of product purchase commitments is greater at March 31, 2013 than it was at March 31, 2012.
We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We establish a margin for these purchases by entering into various types of physical and financial sale and exchange transactions through which we seek to maintain a position that is substantially balanced between purchases on the one hand and sales and future delivery obligations on the other. We account for derivatives at fair value with the exception of commitments which have been designated as normal purchases and sales for which we do not record assets or liabilities related to these agreements until the product is purchased or sold. At March 31, 2013, such commitments included the following (volumes and dollars in thousands):

	Volume (Barrels)	Value
Fixed price purchases	16	$1,432
Fixed price sales	91	$8,792
Floating price purchases	20,067	$1,941,213
Floating price sales	20,938	$2,026,195
Certain of the commitments shown in the table above relate to agreements to purchase product from a counterparty and to sell a similar amount of product (in a different location) to the same counterparty. Many of the commitments shown in the table above are cancellable by either party, as long as notice is given within the time frame specified in the agreement (generally 30 to 120 days).
Our SemGas segment has a take or pay contractual obligation related to the fractionation of natural gas liquids. This obligation began in July 2011 and continues through June 2015. On March 31, 2013, approximately $0.0 million was due under the contract and the amount of future obligation is approximately $2.5 million. In addition, our SemGas segment enters into contracts under which we are responsible for marketing the majority of the gas and natural gas liquids produced by the counterparties to the agreements. During the three months ended March 31, 2013, the majority of SemGas’ revenues were generated from such contracts.
During the first quarter of 2012, SemGas committed to purchasing equipment related to a 125 MMcf per day processing facility. At March 31, 2013, the future obligation associated with this purchase was $1.7 million.

Critical Accounting Policies and Estimates
For disclosure regarding our critical accounting policies and estimates, see the discussion under the caption “Critical Accounting Policies and Estimates” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.

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
Commodity Price Risk
The table below outlines the range of NYMEX prompt month daily settle prices for crude oil and natural gas futures, and the range of daily propane spot prices provided by an independent, third-party broker for the three months ended March 31, 2013 and March 31, 2012 and the years ended December 31, 2012 and 2011.

	Light Sweet Crude Oil Futures (Barrel)	Mont Belvieu (Non-LDH) Spot Propane (Gallon)	Henry Hub Natural Gas Futures (MMBtu)
Quarter Ended March 31, 2013
High	$97.94	$0.97	$4.07
Low	$90.12	$0.79	$3.11
High/Low Differential	$7.82	$0.18	$0.96

Quarter Ended March 31, 2012
High	$109.77	$1.40	$3.10
Low	$96.36	$1.17	$2.13
High/Low Differential	$13.41	$0.23	$0.97

Year Ended December 31, 2012
High	$109.77	$1.40	$3.90
Low	$77.69	$0.71	$1.91
High/Low Differential	$32.08	$0.69	$1.99

Year Ended December 31, 2011
High	$113.93	$1.63	$4.85
Low	$75.67	$1.30	$2.99
High/Low Differential	$38.26	$0.33	$1.86
Revenue from our asset-based activities is dependent on throughput volume, tariff rates, the level of fees generated from our pipeline systems, capacity leased to third parties, capacity that we use for our own operational or marketing activities and the level of other fees generated at our terminalling and storage facilities. Profit from our marketing activities is dependent on our ability to sell petroleum products at prices in excess of our aggregate cost. Margins may be affected during transitional periods between a backwardated market (when the prices for future deliveries are lower than the current prices) and a contango market (when the prices for future deliveries are higher than the current prices). Our petroleum product marketing activities within each of our segments are generally not directly affected by the absolute level of petroleum product prices, but are affected by overall levels of supply and demand for petroleum products and relative fluctuations in market-related indices.

However, the SemGas segment has exposure to commodity price risk because of the nature of certain contracts for which our fee is based on a percentage of proceeds or index related to the prices of natural gas, natural gas liquids and condensate. Given current volumes, liquid recoveries and contract terms, we estimate the following sensitivities:

•	A $0.10 change in natural gas price results in approximately a $260 thousand impact to Adjusted gross margin.

•	A $0.10 change in natural gas liquids prices (Conway and Mont Belvieu) results in approximately a $2.1 million impact to Adjusted gross margin.

•	A $10.00 change in condensate price results in approximately a $1.3 million impact to Adjusted gross margin.
Additionally, based on our open derivative contracts at March 31, 2013, an increase in the applicable market price or prices for each derivative contract would result in a decrease in our crude oil sales revenues. Likewise, a decrease in the applicable market price or prices for each derivative contract would result in an increase in our crude oil sales revenues. However, the increases or decreases in crude oil sales revenues we recognize from our open derivative contracts are substantially offset by higher or lower crude oil sales revenues when the physical sale of the product occurs. These contracts may be for the purchase or sale of crude oil or in markets different from the physical markets in which we are attempting to hedge our exposure, or may have timing differences relative to the physical markets. As a result of these factors, our hedges may not eliminate all price risks.
The notional volumes and fair value of our commodity derivatives open positions as well as the change in fair value that would be expected from a 10% market price increase or decrease is shown in the table below (in thousands):

	Notional Volume (Barrels)	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease	Settlement Date
Crude oil:
Futures contracts	135	$(566)	$(1,313)	$1,313	May 2013
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
Interest Rate Risk
We utilize variable rate debt and are exposed to market risk due to the floating interest rates on our credit facilities. Therefore, from time-to-time we may utilize interest rate derivatives to manage interest obligations on specific debt issuances. Our variable rate debt bears interest at LIBOR or prime, subject to certain floors, plus the applicable margin. At March 31, 2013, an increase in these base rates of 1%, above the base rate floors, would increase our interest expense by $1.8 million per year.
The average interest rates presented below are based upon rates in effect at March 31, 2013 and December 31, 2012. The carrying value of the variable rate instruments in our credit facilities approximate fair value primarily because our rates fluctuate with prevailing market rates.
The following table summarizes our debt obligations:

Liabilities	March 31, 2013	December 31, 2012
Short-term debt - variable rate	$4.5 million	$0 million
Average interest rate	6.03%	0%
Long-term debt - variable rate	$176.0 million	$206.0 million
Average interest rate	3.85%	4.74%
Long-term debt - fixed rate	$0 million	$0 million
Fixed interest rate	0.00%	0.00%

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
Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act), are effective as of March 31, 2013. This conclusion is based on an evaluation conducted under the supervision and participation of our Chief Executive Officer and Chief Financial Officer along with our management. Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2013, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes to the risk factors involving us from those previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases of our common stock by us during the quarter ended March 31, 2013:

	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2013 - January 31, 2013	6,339	$41.84	—	—
February 1, 2013 - February 28, 2013	2,252	46.68	—	—
March 1, 2013 - March 31, 2013	—	—	—	—
Total	8,591	$43.11	—	—

(1)	Represents shares of common stock acquired from certain of our officers for payment of taxes associated with the vesting of restricted stock awards.
(2)	The price paid per common share represents the closing price as posted on the New York Stock Exchange on the day that the stock was repurchased.

Warrant Exercises
Pursuant to our Plan of Reorganization, in 2009 we issued warrants to purchase shares of our Class A Common Stock, or at the election of the warrantholder, shares of our Class B Common Stock, to certain of our pre-petition creditors. During the first quarter of 2013, two of the holders exercised warrants to purchase an aggregate of 41 shares of our Class A Common Stock. One of the holders elected to satisfy its obligation to pay the exercise price through "cashless exercise," whereby the number of shares to be issued to the holder is reduced, in lieu of a cash payment for the exercise price. Accordingly, 4 shares of our Class A Common Stock were issued pursuant to such exercise. The other holder elected to pay the exercise price in cash. Accordingly, 31 shares of our Class A Common Stock were issued pursuant to such exercise. Such issuances were exempt from the registration requirements of the Securities Act pursuant to Section 1145 of the U.S. Bankruptcy Code.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
Not applicable

Item 5.	Other Information
None

Item 6.	Exhibits
The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
10.1
Sixth Amendment to the Credit Agreement, dated as of April 22, 2013, among SemGroup Corporation, certain subsidiaries of SemGroup Corporation, as guarantors, the lenders party thereto and The Royal Bank of Scotland plc, as administrative agent and collateral agent for the lenders (filed as Exhibit 10.1 to our current report on Form 8-K dated April 22, 2013, filed April 24, 2013, and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Norman J. Szydlowski, Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.
32.1	Section 1350 Certification of Norman J. Szydlowski, Chief Executive Officer.
32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2013 and 2012, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (iv) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2013	SEMGROUP CORPORATION

	By:	/s/ Robert N. Fitzgerald
Robert N. Fitzgerald
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX
The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
10.1
Sixth Amendment to the Credit Agreement, dated as of April 22, 2013, among SemGroup Corporation, certain subsidiaries of SemGroup Corporation, as guarantors, the lenders party thereto and The Royal Bank of Scotland plc, as administrative agent and collateral agent for the lenders (filed as Exhibit 10.1 to our current report on Form 8-K dated April 22, 2013, filed April 24, 2013, and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Norman J. Szydlowski, Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.
32.1	Section 1350 Certification of Norman J. Szydlowski, Chief Executive Officer.
32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2013 and 2012, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (iv) the Notes to the Condensed Consolidated Financial Statements.