Form 10-K/A
period 2012-12-31
SemGroup Corp
filed 2013-06-14
CIK 1489136

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, in connection with the registrant’s Annual Stockholders’ Meeting held on May 22, 2013, are incorporated by reference into Part III of this Form 10-K.

Explanatory Note

This Amendment No. 2 (“Amendment No. 2”) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2013 (the “Form 10-K”), is being filed for the purpose of providing separate financial statements of NGL Energy Partners LP and NGL Supply, Inc. (collectively, “NGL Energy”) in accordance with Rule 3-09 of Regulation S-X.  As indicated in the Form 10-K, NGL Energy is an equity method investee in which the Registrant owns 9.1 million common units and a 6.42% interest in the general partner of NGL Energy.  NGL Energy’s fiscal year ends on March 31 of each year, and as such, NGL Energy’s financial statements for the fiscal year ended March 31, 2013 were not available until after the date the Form 10-K was filed and, accordingly, the Registrant is filing the required NGL Energy financial statements with this Amendment No. 2.  NGL Energy is solely responsible for the form and content of the NGL Energy financial statements provided herewith.

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

Item 15.    Exhibits and Financial Statement Schedules

(a)                                 (1)                                 Financial Statements. The consolidated financial statements of the Registrant included in the Form 10-K filed with the SEC on March 1, 2013, as listed on page F-1 thereof, which follows the signature page thereto.

(2)                                 Financial Statement Schedules. All financial statement schedules are omitted as inapplicable or because the required information is contained in the financial statements or the notes thereto.

The financial statements of White Cliffs Pipeline, L.L.C., one of our equity method investees, are included in Amendment No. 1 to the Form 10-K of the Registrant filed with the SEC on March 1, 2013 as Exhibit 99.1 pursuant to Rule 3-09 of Regulation S-X.

The financial statements of NGL Energy Partners LP and NGL Supply, Inc., one of our equity method investees, are included in this filing as Exhibit 99.2 pursuant to Rule 3-09 of Regulation S-X.

(3)                                 Exhibits. The following documents are included as exhibits to this Amendment No. 2. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed with this Amendment No. 2 or, except as otherwise noted, was filed with the Form 10-K of the Registrant filed on March 1, 2013 or with Amendment No.1 thereto.

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

10.10+

Amendment No. 2 to SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for executive officers and employees in the United States (filed as Exhibit 10.10 to our annual report on Form 10-K for the fiscal year ended December 31, 2011, filed February 29, 2012 (the “2011 Form 10-K”)).

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

10.31+*	SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for Directors for awards granted on or after May 22, 2012.

10.32

Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Rose Rock Midstream, L.P. (filed as Exhibit 3.1 to Rose Rock Midstream, L.P.’s current report on Form 8-K dated January 8, 2013, filed January 14, 2013).

10.33+*	SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for executive officers and employees in the United States for awards granted on or after March 1, 2013.

10.34+*	SemGroup Corporation Equity Incentive Plan Form of Performance Share Unit Award Agreement for executive officers for awards granted on or after March 1, 2013.

10.35+*	Form of restricted Unit Award Agreement (Employees) under the Rose Rock Midstream Equity Incentive Plan for awards granted on or after March 1, 2013.

21*	Subsidiaries of SemGroup Corporation.

23.1*	Consent of Independent Registered Public Accounting Firm — BDO USA, LLP.

23.2**	Consent of Independent Registered Public Accounting Firm — Grant Thornton LLP.

31.1**	Rule 13a - 14(a)/15d - 14(a) Certification of Norman J. Szydlowski, Chief Executive Officer.

31.2**	Rule 13a - 14(a)/15d - 14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.

32.1**	Section 1350 Certification of Norman J. Szydlowski, Chief Executive Officer.

32.2**	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.

99.1*	White Cliffs Pipeline, L.L.C. financial statements presented pursuant to Rule 3-09 of Regulation S-X.

99.2**	NGL Energy Partners LP and NGL Supply, Inc. financial statements presented pursuant to Rule 3-09 of Regulation S-X.

101*

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2012 and 2011, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010, (iii) the Consolidated Statements of Changes in Owners’ Equity (Deficit) for the years ended December 31, 2012, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (v) the Notes to Consolidated Financial Statements.

*	Previously filed with the Form 10-K of the Registrant filed on March 1, 2013 or with Amendment No.1 thereto.
**	Filed or furnished, as applicable, with this Amendment No. 2.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMGROUP CORPORATION
Date: June 14, 2013
	By:	/s/ Robert N. Fitzgerald
Robert N. Fitzgerald
Senior Vice President and
Chief Financial Officer

Index to Exhibits

The following documents are included as exhibits to this Amendment No. 2. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed with this Amendment No. 2 or, except as otherwise noted, was filed with the Form 10-K of the Registrant filed on March 1, 2013 or with Amendment No. 1 thereto.

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

10.10+

Amendment No. 2 to SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for executive officers and employees in the United States (filed as Exhibit 10.10 to our annual report on Form 10-K for the fiscal year ended December 31, 2011, filed February 29, 2012 (the “2011 Form 10-K”)).

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

10.31+*	SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for Directors for awards granted on or after May 22, 2012.

10.32

Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Rose Rock Midstream, L.P. (filed as Exhibit 3.1 to Rose Rock Midstream, L.P.’s current report on Form 8-K dated January 8, 2013, filed January 14, 2013).

10.33+*	SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for executive officers and employees in the United States for awards granted on or after March 1, 2013.

10.34+*	SemGroup Corporation Equity Incentive Plan Form of Performance Share Unit Award Agreement for executive officers for awards granted on or after March 1, 2013.

10.35+*	Form of restricted Unit Award Agreement (Employees) under the Rose Rock Midstream Equity Incentive Plan for awards granted on or after March 1, 2013.

21*	Subsidiaries of SemGroup Corporation.

23.1*	Consent of Independent Registered Public Accounting Firm — BDO USA, LLP.

23.2**	Consent of Independent Registered Public Accounting Firm — Grant Thornton LLP.

31.1**	Rule 13a - 14(a)/15d - 14(a) Certification of Norman J. Szydlowski, Chief Executive Officer.

31.2**	Rule 13a - 14(a)/15d - 14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.

32.1**	Section 1350 Certification of Norman J. Szydlowski, Chief Executive Officer.

32.2**	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.

99.1*	White Cliffs Pipeline, L.L.C. financial statements presented pursuant to Rule 3-09 of Regulation S-X.

99.2**	NGL Energy Partners LP and NGL Supply, Inc. financial statements presented pursuant to Rule 3-09 of Regulation S-X.

101*

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2012 and 2011, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010, (iii) the Consolidated Statements of Changes in Owners’ Equity (Deficit) for the years ended December 31, 2012, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (v) the Notes to Consolidated Financial Statements.

*	Previously filed with the Form 10-K of the Registrant filed on March 1, 2013 or with Amendment No. 1 thereto.
**	Filed or furnished, as applicable, with this Amendment No. 2.
+	Management contract or compensatory plan or arrangement.