Form 10-Q
period 2013-06-30
SemGroup Corp
filed 2013-08-09
CIK 1489136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class		Outstanding at July 31, 2013
Class A	Common stock, $0.01 par	42,432,623	Shares
Class B	Common stock, $0.01 par	28,235	Shares

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

SEMGROUP CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands)

	(Unaudited)
	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$298,766	$80,029
Restricted cash	34,332	34,678
Accounts receivable (net of allowance of $4,390 and $3,687 at June 30, 2013 and December 31, 2012, respectively)	347,677	346,169
Receivable from affiliates	8,594	6,178
Inventories	34,369	34,433
Other current assets	16,285	18,516
Total current assets	740,023	520,003
Property, plant and equipment (net of accumulated depreciation of $151,298 and $130,886 at June 30, 2013 and December 31, 2012, respectively)	833,591	814,724
Equity method investments	466,239	387,802
Goodwill	9,916	9,884
Other intangible assets (net of accumulated amortization of $7,549 and $6,701 at June 30, 2013 and December 31, 2012, respectively)	6,811	7,585
Other noncurrent assets, net	40,071	8,181
Total assets	$2,096,651	$1,748,179
LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$252,972	$253,623
Accrued liabilities	67,579	63,831
Payables to pre-petition creditors	32,367	32,933
Deferred revenue	17,736	18,973
Other current liabilities	7,745	4,960
Current portion of long-term debt	4,349	24
Total current liabilities	382,748	374,344
Long-term debt	466,549	206,062
Deferred income taxes	55,947	65,620
Other noncurrent liabilities	89,302	80,625
Commitments and contingencies (Note 9)
SemGroup owners’ equity:
Common stock (Note 10)	425	420
Additional paid-in capital	1,114,388	1,039,189
Treasury stock, at cost (Note 10)	(613)	(242)
Accumulated deficit	(98,661)	(145,674)
Accumulated other comprehensive loss	(11,711)	(1,299)
Total SemGroup Corporation owners’ equity	1,003,828	892,394
Noncontrolling interests in consolidated subsidiaries	98,277	129,134
Total owners’ equity	1,102,105	1,021,528
Total liabilities and owners’ equity	$2,096,651	$1,748,179
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Product	$241,253	$237,571	$476,882	$499,206
Service	31,678	29,615	59,335	56,928
Other	51,313	64,591	75,723	87,674
Total revenues	324,244	331,777	611,940	643,808
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	212,709	219,936	425,078	461,457
Operating	69,682	82,389	110,453	120,380
General and administrative	16,898	16,561	33,935	36,391
Depreciation and amortization	12,814	11,882	25,450	23,607
(Gain) loss on disposal of long-lived assets, net	(376)	119	(538)	119
Total expenses	311,727	330,887	594,378	641,954
Earnings from equity method investments	14,861	12,289	32,206	19,787
Operating income	27,378	13,179	49,768	21,641
Other expenses (income):
Interest expense	4,495	2,114	6,891	5,773
Foreign currency transaction (gain) loss	(349)	(35)	(516)	2
Other expense, net	6,467	3,508	32,100	7,428
Total other expenses, net	10,613	5,587	38,475	13,203
Income from continuing operations before income taxes	16,765	7,592	11,293	8,438
Income tax expense (benefit)	9,288	(92)	(44,718)	(1,104)
Income from continuing operations	7,477	7,684	56,011	9,542
Income (loss) from discontinued operations, net of income taxes	35	(441)	67	(189)
Net income	7,512	7,243	56,078	9,353
Less: net income attributable to noncontrolling interests	3,943	2,096	9,065	5,579
Net income attributable to SemGroup	$3,569	$5,147	$47,013	$3,774
Net income	$7,512	$7,243	$56,078	$9,353
Other comprehensive income (loss), net of income taxes	(5,354)	(9,897)	(10,412)	2,858
Comprehensive income (loss)	2,158	(2,654)	45,666	12,211
Less: comprehensive income attributable to noncontrolling interests	3,943	2,096	9,065	5,579
Comprehensive income (loss) attributable to SemGroup	$(1,785)	$(4,750)	$36,601	$6,632
Net income per common share (Note 11):
Basic	$0.08	$0.12	$1.12	$0.09
Diluted	$0.08	$0.12	$1.11	$0.09
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	56,078	9,353
Adjustments to reconcile net income to net cash provided by operating activities:
Net unrealized (gain) loss related to derivative instruments	(1,295)	122
Depreciation and amortization	25,450	23,935
(Gain) loss on disposal of long-lived assets, net	(515)	119
Earnings from equity method investments	(32,206)	(19,787)
Distributions from equity investments	29,798	17,771
Amortization and write down of debt issuance costs	1,060	1,755
Deferred tax benefit	(48,865)	(2,283)
Non-cash equity compensation	3,259	3,223
Loss on fair value of warrants	32,194	7,539
Provision for uncollectible accounts receivable, net of recoveries	323	632
Currency (gain) loss	(516)	3
Changes in operating assets and liabilities (Note 12)	(9,329)	(18,230)
Net cash provided by operating activities	55,436	24,152
Cash flows from investing activities:
Capital expenditures	(59,877)	(43,517)
Proceeds from sale of long-lived assets	544	201
Investments in non-consolidated subsidiaries	(81,611)	(3,447)
Distributions in excess of equity in earnings of affiliates	5,582	4,969
Net cash used in investing activities	(135,362)	(41,794)
Cash flows from financing activities:
Debt issuance costs	(10,263)	(132)
Borrowings on credit facilities	649,974	165,500
Principal payments on credit facilities and other obligations	(385,012)	(154,240)
Proceeds from issuance of Rose Rock Midstream, L.P. common units, net of offering costs	57,751	—
Distributions to noncontrolling interests	(7,496)	(3,077)
Proceeds from warrant exercises	224	—
Repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation	(371)	(242)
Dividends paid	(7,939)	—
Net cash provided by financing activities	296,868	7,809
Effect of exchange rate changes on cash and cash equivalents	1,795	1,206
Change in cash and cash equivalents	218,737	(8,627)
Change in cash and cash equivalents included in discontinued operations	—	214
Change in cash and cash equivalents from continuing operations	218,737	(8,413)
Cash and cash equivalents at beginning of period	80,029	73,613
Cash and cash equivalents at end of period	$298,766	$65,200
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

1.	OVERVIEW
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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Although management believes these estimates are reasonable, actual results could differ materially from these estimates. The results of operations for the three months and six months ended June 30, 2013, are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.
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
Required disclosures include a description of the joint and several arrangement and the total outstanding amount of the obligation for all joint parties. The ASU permits entities to aggregate disclosures (as opposed to providing separate disclosures for each joint and several obligation). These disclosure requirements are incremental to the existing related-party disclosure requirements in ASC 850, "Related Party Disclosures." The ASU is effective for public entities for all prior periods in fiscal years beginning on or after December 15, 2013, and interim reporting periods within those years. The Company will adopt this guidance in the first quarter of 2014. The impact is not expected to be material.
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
We control the operations of our consolidated subsidiary, Rose Rock Midstream, L.P. ("Rose Rock") through our ownership of the general partner interest. As of June 30, 2013, we own the 2% general partner interest and 58.2% of the limited partner interest made up of 2.9 million common units, 8.4 million subordinated units and 1.25 million Class A units.
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
SemGroup incurred $1.4 million of expense associated with the transaction including amounts expensed by Rose Rock. Rose Rock incurred $3.7 million of cost, of which $1.6 million of equity issuance costs were offset against proceeds, $1.6 million was related to the borrowing and was deferred, and $0.5 million was expensed.
Outside ownership interests in Rose Rock are reflected in “noncontrolling interests in consolidated subsidiaries” on our condensed consolidated balance sheets at June 30, 2013 and December 31, 2012. The portion of Rose Rock’s net income attributable to outside owners is reflected within “net income attributable to noncontrolling interests” in our condensed consolidated statements of operations and comprehensive income (loss) for the three months and six months ended June 30, 2013.
We receive distributions from Rose Rock on our common and subordinated units, our 2% general partner interest and incentive distribution rights. Rose Rock intends to pay a minimum quarterly distribution of $0.3625 per unit, to the extent it has sufficient available cash, as defined in Rose Rock’s partnership agreement. Rose Rock’s partnership agreement requires Rose Rock to distribute all of its available cash each quarter in the following manner:

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

The following table shows the distributions paid or declared for the six months ended June 30, 2013 and 2012 (in thousands, except for per unit amounts):

		Record Date	Payment Date	Distribution Per Unit		Distributions Paid/To Be Paid
Quarter Ended						SemGroup				Noncontrolling Interest Common Units	Total Distributions
						General Partner	Incentive Distributions	Common Units	Subordinated Units
December 31, 2011	*	February 3, 2012	February 13, 2012	$0.0670	*	$23	$—	$93	$561	$470	$1,147
March 31, 2012		May 7, 2012	May 15, 2012	$0.3725		$128	$—	$517	$3,125	$2,607	$6,377
June 30, 2012		August 6, 2012	August 14, 2012	$0.3825		$131	$—	$532	$3,209	$2,678	$6,550
December 31, 2012		February 4, 2013	February 14, 2013	$0.4025		$167	$—	$1,163	$3,377	$3,624	$8,331
March 31, 2013		May 6, 2013	May 15, 2013	$0.4300		$179	$41	$1,242	$3,607	$3,872	$8,941
June 30, 2013	**	August 5, 2013	August 14, 2013	$0.4400	**	$183	$72	$1,271	$3,692	$3,962	$9,180
*Minimum quarterly distribution for quarter ended December 31, 2011 was prorated for the period beginning immediately after the closing of Rose Rock’s IPO, December 14, 2011 through December 31, 2011.
**Expected payment date and amounts for distributions related to the quarter ended June 30, 2013.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

2.	ROSE ROCK MIDSTREAM, L.P., Continued

Certain summarized balance sheet information of Rose Rock is shown below (in thousands):

	(unaudited)
	June 30, 2013	December 31, 2012
Cash	$3,650	$108
Other current assets	247,195	250,509
Property, plant and equipment, net	296,084	291,530
Equity method investment	66,037	—
Other noncurrent assets, net	3,792	2,579
Total assets	$616,758	$544,726
Current liabilities	$223,158	$231,843
Long-term debt	166,549	4,562
Partners’ capital attributable to SemGroup	128,774	179,187
Partners’ capital attributable to noncontrolling interests	98,277	129,134
Total liabilities and partners’ capital	$616,758	$544,726
Certain summarized income statement information of Rose Rock for the three months and six months ended June 30, 2013 and 2012 is shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$161,422	$157,418	$332,654	$337,133
Cost of products sold	$140,506	$140,549	$288,957	$301,057
Operating, general and administrative expenses	$9,061	$8,267	$18,040	$16,197
Depreciation and amortization expense	$3,690	$2,999	$7,197	$5,966
Earnings from equity method investment	$3,451	$—	$6,904	$—
Net income	$9,134	$5,126	$21,128	$12,884

3.	INVESTMENTS IN NON-CONSOLIDATED SUBSIDIARIES

Our investments in affiliates over which we have significant influence, but for which we do not control the operating decisions of the investee, are accounted for under the equity method. Under the equity method, we do not report the individual assets and liabilities of our investees on our condensed consolidated balance sheets. Instead, our ownership interest is reflected in one line as a noncurrent asset on our condensed consolidated balance sheets. Our equity method investments consist of the following (in thousands):

	June 30, 2013	December 31, 2012
White Cliffs	$193,709	$138,970
NGL Energy	176,816	174,398
Glass Mountain	95,714	74,434
Total equity method investments	$466,239	$387,802

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

3.	INVESTMENTS IN NON-CONSOLIDATED SUBSIDIARIES, Continued

Under the equity method, we do not report the individual revenues and expenses of our investees in our condensed consolidated statements of income. Instead, our interest in the earnings of our investees is reflected in one line item on our condensed consolidated statement of operations and comprehensive income (loss). Our earnings from equity method investments consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
White Cliffs	$10,661	$8,461	$21,100	$15,032
NGL Energy	4,200	3,828	11,116	4,755
Glass Mountain	—	—	(10)	—
Total earnings from equity method investments	$14,861	$12,289	$32,206	$19,787

Cash distributions received from equity methods investments consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
White Cliffs	$12,889	$10,827	$26,681	$19,767
NGL Energy	4,426	1,812	8,698	2,972
Glass Mountain	—	—	—	—
Total cash distributions received from equity method investments	$17,315	$12,639	$35,379	$22,739

White Cliffs
We account for our 51% ownership of White Cliffs under the equity method, as the other owners have substantive rights to participate in its management.
In August 2012, the owners of White Cliffs approved an expansion project to construct a 12" pipeline from Platteville, Colorado to Cushing, Oklahoma. The project is expected to cost approximately $300 million, which will be funded by capital calls to owners. Our funding requirement will be 51% of the total cost. We have contributed approximately $61.9 million for project funding up through June 30, 2013, including $36.9 million and $59.6 million for the three months and six months ended June 30, 2013, respectively, and estimate our expected remaining contributions to be $59.7 million and $29.5 million for 2013 and 2014, respectively.
Certain summarized income statement information of White Cliffs for the three months and six months ended June 30, 2013 and 2012 is shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$30,112	$25,732	$60,785	$48,388
Operating, general and administrative expenses	$4,113	$3,640	$9,292	$7,525
Depreciation and amortization expense	$4,715	$4,986	$9,430	$9,969
Net income	$21,284	$17,106	$42,063	$30,894
The equity in earnings of White Cliffs for the three months and six months ended June 30, 2013 and 2012 reported in our condensed consolidated statement of operations and comprehensive income (loss) is less than 51% of the net income of White Cliffs for the same period. This is due to certain general and administrative expenses we incur in managing the operations of White Cliffs that the other owners are not obligated to share. Such expenses are recorded by White Cliffs

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

3.	INVESTMENTS IN NON-CONSOLIDATED SUBSIDIARIES, Continued

and are allocated to our ownership interest. White Cliffs recorded $0.4 million and $0.5 million of such general and administrative expense for the three months ended June 30, 2013 and 2012, respectively, and $0.7 million and $1.5 million for the six months ended June 30, 2013 and 2012, respectively.
NGL Energy
We own 9,133,409 common units representing limited partner interests in NGL Energy Partners LP (NYSE: NGL) (“NGL Energy”), which represents approximately 17.0% of the total 53,622,659 limited partner units of NGL Energy outstanding at March 31, 2013, and a 6.42% interest in the general partner of NGL Energy.
At June 30, 2013, the fair market value of our 9,133,409 common unit investment in NGL Energy was $275.7 million, based on a June 28, 2013 closing price of $30.19 per common unit. This does not reflect our interest in the general partner of NGL Energy. The fair value of our limited partner investment in NGL Energy is categorized as a Level 1 measurement, as it is based on quoted market prices.
Our policy is to record our equity in earnings of NGL Energy on a one-quarter lag, as we do not expect information on the earnings of NGL Energy to always be available in time to consistently record the earnings in the quarter in which they are generated. Accordingly, the equity in earnings from NGL Energy which is reflected in our condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2013 and 2012 relates to the earnings of NGL Energy for the three and six months ended March 31, 2013 and 2012, prorated for the period of time we held our ownership interest in NGL Energy.
Certain unaudited summarized income statement information of NGL Energy for the three months and six months ended March 31, 2013 and 2012 is shown below (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Revenue	$1,617,613	$438,938	$2,955,821	$909,587
Cost of products sold	$1,481,890	$389,806	$2,686,435	$829,596
Operating, general and administrative expenses	$74,632	$25,901	$139,325	$42,717
Depreciation and amortization expense	$27,518	$6,631	$46,265	$12,033
Net income	$22,341	$13,942	$62,818	$20,032

Glass Mountain Pipeline LLC
In May 2012, we formed a joint venture, Glass Mountain Pipeline, LLC (“Glass Mountain” or "GMP"), to construct, maintain and operate a 210-mile crude oil pipeline system originating in Alva and Arnett, Oklahoma and terminating at Cushing, Oklahoma. Construction of the pipeline is expected to be completed by the end of 2013. Once the pipeline is in service, it will be operated by a subsidiary of Rose Rock. Our original ownership interest in GMP was 25%. In September 2012, we acquired an additional 25% ownership interest in GMP bringing our total ownership interest to 50% . We account for our investment in GMP using the equity method. As of June 30, 2013, we have invested $95.7 million in GMP including our capital contributions, amounts paid to acquire the additional ownership percentage, and capitalized interest. We invested $7.9 million and $21.3 million in GMP for the three months and six months ended June 30, 2013, respectively. We expect to make additional contributions of approximately $27.6 million for the remainder of 2013 and $3.5 million in 2014.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

4.	SEGMENTS
Our businesses are organized based on the nature and location of the services they provide. Certain summarized information related to our reportable segments is shown in the tables below. None of the operating segments have been aggregated, other than White Cliffs and Glass Mountain, which have been included within the Crude segment. Our investment in NGL Energy is included within the SemStream segment. Although “Corporate and Other” does not represent an operating segment, it is included in the tables below to reconcile segment information to that of the consolidated Company. Eliminations of transactions between segments are also included within “Corporate and Other” in the tables below.
The accounting policies of each segment are the same as the accounting policies of the consolidated Company. Transactions between segments are generally recorded based on prices negotiated between the segments. Certain general and administrative and interest expenses incurred at the corporate level are allocated to the segments, based on our allocation policies in effect at the time.

	Three Months Ended June 30, 2013
	Crude	SemStream	SemCAMS	SemGas	SemLogistics	SemMexico	Corporate and Other	Consolidated
				(dollars in thousands)
Revenues:
External	$161,422	$—	$66,459	$41,908	$2,623	$51,832	$—	$324,244
Intersegment	—	—	—	5,018	—	—	(5,018)	—
Total revenues	161,422	—	66,459	46,926	2,623	51,832	(5,018)	324,244
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	140,506	—	1	33,567	—	43,653	(5,018)	212,709
Operating	5,691	—	55,508	4,289	1,848	2,346	—	69,682
General and administrative	3,568	160	3,342	1,598	1,486	2,443	4,301	16,898
Depreciation and amortization	3,690	—	2,638	2,233	2,313	1,458	482	12,814
Gain on disposal of long-lived assets, net	(25)	—	—	(4)	—	(347)	—	(376)
Total expenses	153,430	160	61,489	41,683	5,647	49,553	(235)	311,727
Earnings from equity method investments	10,661	4,200	—	—	—	—	—	14,861
Operating income (loss)	18,653	4,040	4,970	5,243	(3,024)	2,279	(4,783)	27,378
Other expenses (income), net	4,120	(1,193)	4,748	676	357	153	1,752	10,613
Income (loss) from continuing operations before income taxes	$14,533	$5,233	$222	$4,567	$(3,381)	$2,126	$(6,535)	$16,765
Total assets at June 30, 2013 (excluding intersegment receivables)	$867,993	$176,816	$298,793	$156,724	$160,490	$100,910	$334,925	$2,096,651

For the three months ended June 30, 2013, two customers from our Crude segment accounted for 14% and 11% of our total consolidated revenue, respectively.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

4.	SEGMENTS, Continued

	Three Months Ended June 30, 2012
	Crude	SemStream	SemCAMS	SemGas	SemLogistics	SemMexico	Corporate and Other	Consolidated
				(dollars in thousands)
Revenues:
External	$157,418	$—	$79,683	$23,580	$2,613	$68,483	$—	$331,777
Intersegment	—	—	—	2,554	—	—	(2,554)	—
Total revenues	157,418	—	79,683	26,134	2,613	68,483	(2,554)	331,777
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	140,549	3	71	19,990	99	61,778	(2,554)	219,936
Operating	6,462	(21)	68,848	3,306	1,631	2,163	—	82,389
General and administrative	2,063	(1)	2,632	1,394	1,448	2,541	6,484	16,561
Depreciation and amortization	2,999	—	2,673	1,726	2,334	1,517	633	11,882
Loss on disposal of long-lived assets, net	56	—	—	—	—	63	—	119
Total expenses	152,129	(19)	74,224	26,416	5,512	68,062	4,563	330,887
Earnings from equity method investments	8,461	3,828	—	—	—	—	—	12,289
Operating income (loss)	13,750	3,847	5,459	(282)	(2,899)	421	(7,117)	13,179
Other expenses (income), net	(383)	7	5,352	770	189	425	(773)	5,587
Income (loss) from continuing operations before income taxes	$14,133	$3,840	$107	$(1,052)	$(3,088)	$(4)	$(6,344)	$7,592

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

4.	SEGMENTS, Continued

	Six Months Ended June 30, 2013
	Crude	SemStream	SemCAMS	SemGas	SemLogistics	SemMexico	Corporate and Other	Consolidated
				(dollars in thousands)
Revenues:
External	$332,654	$—	$102,240	$76,562	$5,658	$94,826	$—	$611,940
Intersegment	—	—	—	9,103	—	—	(9,103)	—
Total revenues	332,654	—	102,240	85,665	5,658	94,826	(9,103)	611,940
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	288,957	—	184	62,738	—	82,302	(9,103)	425,078
Operating	11,429	1	82,392	8,433	3,687	4,511	—	110,453
General and administrative	7,418	316	7,487	3,189	2,606	4,665	8,254	33,935
Depreciation and amortization	7,197	—	5,294	4,361	4,653	2,938	1,007	25,450
(Gain) loss on disposal of long-lived assets, net	(25)	6	—	(6)	—	(513)	—	(538)
Total expenses	314,976	323	95,357	78,715	10,946	93,903	158	594,378
Earnings from equity method investments	21,090	11,116	—	—	—	—	—	32,206
Operating income (loss)	38,768	10,793	6,883	6,950	(5,288)	923	(9,261)	49,768
Other expenses (income), net	7,291	(2,161)	9,459	1,269	1,113	(318)	21,822	38,475
Income (loss) from continuing operations before income taxes	$31,477	$12,954	$(2,576)	$5,681	$(6,401)	$1,241	$(31,083)	$11,293

For the six months ended June 30, 2013, one customer from our Crude segment accounted for 13% of our total consolidated revenue.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

4.	SEGMENTS, Continued

	Six Months Ended June 30, 2012
	Crude	SemStream	SemCAMS	SemGas	SemLogistics	SemMexico	Corporate and Other	Consolidated
				(dollars in thousands)
Revenues:
External	$337,133	$6	$114,848	$54,290	$6,397	$131,134	$—	$643,808
Intersegment	—	—	—	5,284	—	—	(5,284)	—
Total revenues	337,133	6	114,848	59,574	6,397	131,134	(5,284)	643,808
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	301,057	37	190	46,539	99	118,819	(5,284)	461,457
Operating	11,916	(27)	95,084	6,159	3,085	4,163	—	120,380
General and administrative	4,781	50	7,050	3,237	3,259	5,229	12,785	36,391
Depreciation and amortization	5,966	—	5,246	3,356	4,652	3,078	1,309	23,607
Loss on disposal of long-lived assets, net	56	—	—	—	—	63	—	119
Total expenses	323,776	60	107,570	59,291	11,095	131,352	8,810	641,954
Earnings from equity method investments	15,032	4,755	—	—	—	—	—	19,787
Operating income (loss)	28,389	4,701	7,278	283	(4,698)	(218)	(14,094)	21,641
Other expenses (income), net	(620)	45	10,555	1,302	1,468	315	138	13,203
Income (loss) from continuing operations before income taxes	$29,009	$4,656	$(3,277)	$(1,019)	$(6,166)	$(533)	$(14,232)	$8,438

Segment information for the three months and the six months ended June 30, 2012 has been recast to reflect SemStream's Arizona residential business as a discontinued operation. As result, the total revenues and total expenses decreased from amounts previously reported by $2.4 million and $2.8 million for the three months ended June 30, 2012 and by $8.0 million and $8.2 million for the six months ended June 30, 2012, respectively. Operating income and income from continuing operations before income taxes reported above has increased from amounts previously reported by $0.4 million and $0.4 million for the three months ended June 30, 2012 and by $0.2 million and $0.2 million for the six months ended June 30, 2012, respectively.

5.	INVENTORIES
Inventories consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Crude oil	$21,740	$24,840
Asphalt and other	12,629	9,593
Total inventories	$34,369	$34,433

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

6.	FINANCIAL INSTRUMENTS
Fair value of financial instruments
We record certain financial assets and liabilities at fair value at each balance sheet date. The tables below summarize the balances of these assets and liabilities at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013			December 31, 2012
	Level 1	Netting*	Total	Level 1	Netting*	Total
Assets:
Commodity derivatives	$315	$(54)	$261	$22	$(22)	$—
Total assets	315	(54)	261	22	(22)	—
Liabilities:
Commodity derivatives	$54	$(54)	$—	$1,056	$(22)	$1,034
Warrants	41,810	—	41,810	32,858	—	32,858
Total liabilities	41,864	(54)	41,810	33,914	(22)	33,892
Net assets (liabilities) at fair value	$(41,549)	$—	$(41,549)	$(33,892)	$—	$(33,892)
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
“Level 3” measurements use as inputs information from a pricing service and internal valuation models incorporating observable and unobservable market data. These may include commodity derivatives, such as forwards and swaps for which there is not a highly liquid market, and therefore are not included in Level 2.
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value levels. At June 30, 2013, all of our physical fixed price forward purchases and sales contracts were being accounted for as normal purchases and normal sales.
There were no financial assets or liabilities classified as Level 2 or Level 3 during the three months and six months ended June 30, 2013 and 2012, as such no rollforward of activity has been presented.
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
The following table sets forth the unaudited notional quantities for commodity derivative instruments entered into (in thousands of barrels):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Sales	720	300	1,330	683
Purchases	615	235	1,290	686
We have not designated any of our commodity derivative instruments as accounting hedges. We record the fair value of our commodity derivative instruments on our condensed consolidated balance sheets in other current assets and other current liabilities in the following amounts (in thousands):

	June 30, 2013		December 31, 2012
	Assets	Liabilities	Assets	Liabilities
Commodity contracts	$261	$—	$—	$1,034
We have posted margin deposits as collateral with brokers who have the right of set off associated with these funds. Margin deposits outstanding for the periods ended June 30, 2013 and December 31, 2012 were $0.9 million and $1.9 million, respectively. These margin deposits have not been offset against our net commodity derivative instrument (contract) positions. Had these margin deposits been netted against (or combined with) our net commodity derivative instrument (contract) positions for the periods ended June 30, 2013 and December 31, 2012, we would have had net asset positions of $1.1 million and $0.8 million, respectively.
Realized and unrealized gains (losses) from our commodity derivatives were recorded to product revenue in the following amounts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Commodity contracts	$(233)	$1,415	$(777)	$289
Warrants
As described in Note 10, upon emergence from bankruptcy, we issued certain common stock warrants. These warrants are recorded at fair value in other noncurrent liabilities on the condensed consolidated balance sheets, with changes in the fair value recorded to other expense (income).

7.	INCOME TAXES
Due to our emergence from bankruptcy and overall restructuring, we recorded a full valuation allowance on all U.S. federal and state deferred tax assets in all periods prior to March 31, 2013. Deferred tax assets are reduced by a valuation allowance when a determination is made that it is more likely than not that some, or all, of the deferred tax assets will not be realized based on the weight of all available evidence. Evidence which is objectively verifiable carries a higher weight in the analysis. The ultimate realization of deferred tax assets is dependent upon the existence of sufficient taxable income of the appropriate character within the carryback and carryforward period available under the tax law. Sources of taxable income include future reversals of existing taxable temporary differences, future earnings and available tax planning strategies.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
7.     INCOME TAXES, Continued

The six months ended June 30, 2013 includes a discrete tax benefit of $50.9 million for the partial release of our valuation allowance. The tax benefit was recorded for the three months ended March 31, 2013. Gain recognition, for tax purposes, on the contribution of a 33% interest in SemCrude Pipeline, L.L.C. to Rose Rock, as disclosed in Note 2, had a material impact to the available positive and objectively verifiable evidence for that quarter and, combined with other factors, resulted in the change in our assessment of recoverability of the deferred tax assets. Under ASC 740, "Income Taxes", such evidence was not considered in the valuation allowance at December 31, 2012, due to fundamentals of the transaction which remained subject to market influence until closed. We did not release the valuation allowance attributable to a small portion of our state net operating loss carryovers which have shorter carryover periods. We have not released the valuation allowance on the foreign tax credits due to the foreign tax credit limitation and the relative subjectivity of forecasts of the relational magnitude of U.S. and foreign taxable income in future periods, as well as the shorter carryover period available for the credits.

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

The effective tax rate was 55% and (1)% for the three months ended June 30, 2013 and 2012, respectively, and (396)% and (13)% for the six months ended June 30, 2013 and 2012, respectively. Significant items that impacted the effective tax rate for each period, as compared to the U.S. federal statutory rate of 35%, include earnings in foreign jurisdictions taxed at lower rates, a noncontrolling interest in Rose Rock for which taxes are not provided, warrant expense which is not deductible for tax purposes, and the impact of the valuation allowance or release recorded against our deferred tax assets. Further, the foreign earnings are taxed in foreign jurisdictions as well as in the U.S., since they are disregarded entities for U.S. federal income tax purposes. Deferred tax liabilities, with the exception of those related to certain long-lived assets, have been considered as a source of future taxable income in establishing the amount of the valuation allowance. These combined factors, and the magnitude of permanent items impacting the tax rate relative to income from continuing operations before income taxes, result in rates that are not comparable between the periods.

8.	LONG-TERM DEBT
Our long-term debt consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
SemGroup 7.50% senior unsecured notes	$300,000	$—
SemGroup corporate revolving credit facility	—	201,500
Rose Rock credit facility	166,500	4,500
SemMexico credit facility	4,323	—
Capital leases	75	86
Total long-term debt	$470,898	$206,086
less: current portion of long-term debt	4,349	24
Noncurrent portion of long-term debt	$466,549	$206,062
SemGroup senior unsecured notes
On June 14, 2013, we completed an offering of $300 million of 7.50% senior unsecured notes due 2021 (the “Notes”) to certain initial purchasers for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons outside the United States pursuant to Regulation S of the Securities Act. The Notes are guaranteed by certain of our subsidiaries: SemGas, L.P., SemCanada, L.P., SemCanada II, L.P., SemMaterials, L.P., SemStream, L.P., SemGroup Europe Holding, L.L.C., SemOperating G.P., L.L.C.,

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

8.	LONG-TERM DEBT, Continued

SemMexico, L.L.C., SemDevelopment, L.L.C., Rose Rock Midstream Holdings, LLC, Wattenberg Holding, LLC and Glass Mountain Holding, LLC (collectively, the "Guarantors").
The net proceeds from the offering were $294.0 million, after deducting the initial purchasers' discount. We used the net proceeds from the offering to (i) fund a portion of our acquisition on August 1, 2013 of all the outstanding equity interests in Mid-America Midstream Gas Services, L.L.C., a subsidiary of Chesapeake Energy Corporation, and (ii) during the second quarter of 2013, repay amounts borrowed under our revolving credit facility.
The Notes are governed by an indenture between the Company and its subsidiary Guarantors and Wilmington Trust, N.A., as trustee (the “Indenture”). The Indenture includes customary covenants, including limitations on our ability to incur additional indebtedness or issue certain preferred shares; pay dividends and make certain distributions, investments and other restricted payments; create certain liens; sell assets; enter into transactions with affiliates; enter into sale and lease-back transactions; merge, consolidate, sell or otherwise dispose of all or substantially all of our assets; and designate our subsidiaries as unrestricted under the Indenture.
The Indenture includes customary events of default, including events of default relating to non-payment of principal and other amounts owing from time to time, failure to provide required reports, failure to comply with agreements in the indenture, cross payment-defaults to any material indebtedness, bankruptcy and insolvency events, certain unsatisfied judgments, and invalidation or cessation of the subsidiary guarantee of a significant subsidiary. A default would permit holders to declare the Notes and accrued interest due and payable.
The Notes are effectively subordinated in right of payment to any of our and the Guarantors' existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to the obligations of any subsidiary that is not a guarantor of the Notes.
The Company may issue additional Notes under the Indenture from time to time, subject to the terms of the Indenture.
Except as described below, the Notes are not redeemable at the Company's option prior to June 15, 2016. From and after June 15, 2016, the Company may redeem the Notes, in whole or in part, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest, if redeemed during the twelve-month period beginning on June 15 of each of the years indicated below:

Year	Percentage
2016	105.625%
2017	103.750%
2018	101.875%
2019 and thereafter	100.000%
Prior to June 15, 2016, the Company may, at its option, on one or more occasions, redeem up to 35% of the sum of the original aggregate principal amount of the Notes at a redemption price equal to 107.500% of the aggregate principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds of one or more equity offerings of the Company, subject to certain conditions.
Prior to June 15, 2016, the Company may also redeem all or part of the Notes at a price equal to the principal plus a premium equal to the greater of 1% of the principal or the excess of the present value of the June 15, 2016 redemption price from the table above plus all required interest payments due through June 15, 2016, computed using a discount rate based on a published United States Treasury Rate plus 50 basis points, over the principal value of such Note.
In the event of a change of control, the Company is required to offer to repurchase the Notes at an amount equal to 101% of the principal plus accrued and unpaid interest.
The Notes are also subject to a Registration Rights Agreement which requires the Company to file a registration statement with the Securities and Exchange Commission ("SEC") and to use commercially reasonable efforts to cause the registration statement to be declared effective by the SEC so that holders of the Notes can exchange the Notes and related guarantees for registered notes (the "Exchange Notes") and guarantees that have substantially identical terms as the Notes and related guarantees. The guarantees of the Exchange Notes will be full and unconditional and will constitute the joint and several obligations of the Guarantors. Failure to meet the terms of the Registration Rights Agreement will require the Company to pay incremental interest of 0.25% per annum, increased by an additional 0.25% per annum for each 90-day period for which registration default continues (up to a maximum of 1.0% per annum).

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

8.	LONG-TERM DEBT, Continued

Interest on the Notes is payable in arrears on June 15th and December 15th to holders of record on June 1st and December 1st each year until maturity. For the three and six months ended June 30, 2013, we incurred $1.1 million of interest expense related to the Notes, including the amortization of debt issuance costs. At June 30, 2013, we have $6.2 million of unamortized debt issuance costs related to the Notes included in other noncurrent assets on our condensed consolidated balance sheet.
At June 30, 2013, we were in compliance with the terms of the Notes.
SemGroup corporate credit agreement
Our revolving credit facility had a capacity of $500 million at June 30, 2013. This capacity may be used either for cash borrowings or letters of credit, although the maximum letter of credit capacity is $250 million. At June 30, 2013, we had no outstanding cash borrowings on this facility and outstanding letters of credit of $4.5 million.
At June 30, 2013, the commitment rate in effect on letters of credit was 2.5%. In addition, a fronting fee of 0.25% is charged on outstanding letters of credit. A commitment fee of 0.5% is charged on any unused capacity on the revolving credit facility.
At June 30, 2013, $5.2 million in capitalized loan fees, net of accumulated amortization, was recorded in other noncurrent assets, which is being amortized over the life of the facility.
We recorded interest expense related to the SemGroup revolving credit facility of $1.5 million and $1.6 million for the three months ended June 30, 2013 and 2012, respectively, including amortization of debt issuance costs. We recorded interest expense related to the SemGroup revolving credit facility of $2.8 million and $3.2 million for the six months ended June 30, 2013 and 2012, respectively, including amortization of debt issuance costs.
At June 30, 2013, we were in compliance with the terms of the credit agreement.
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
On May 3, 2013, we elected to increase the credit facility capacity by $200 million, for a total capacity of $500 million. The facility can be increased by an additional $100 million. In connection with the increase, we recorded $2.2 million of capitalized loan fees which are being amortized over the remaining life of the facility.
The credit agreement is guaranteed by all of our material domestic subsidiaries (except for SemCrude Pipeline, L.L.C. and Rose Rock Midstream, L.P. and its subsidiaries) and secured by a lien on substantially all of our property and assets, subject to customary exceptions.
Rose Rock credit facility
At June 30, 2013, there were $166.5 million revolving cash borrowings outstanding on this facility, of which $66.5 million incurred interest at the ABR plus an applicable margin, and $100 million incurred interest at the Eurodollar rate plus an applicable margin. The interest rate in effect at June 30, 2013 on $66.5 million of ABR borrowings was 5.25%. The interest rate in effect at June 30, 2013 on $100 million of Eurodollar rate borrowings was 3.20%.
We had $37.4 million in outstanding letters of credit, and the rate in effect was 3.00%. In addition, a fronting fee of 0.25% is charged on outstanding letters of credit. A commitment fee that ranges from 0.375% to 0.50%, depending on a leverage ratio specified in the credit agreement, is charged on any unused capacity of the revolving credit facility.
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

We had $8.6 million of Secured Bilateral Letters of Credit outstanding at June 30, 2013. The interest rate in effect was 1.75% on $0.6 million and 2.0% on $8.0 million. Secured Bilateral Letters of Credit are external to the facility and do not reduce revolver availability.
We recorded $2.5 million and $0.5 million of interest expense related to this facility during the three months ended June 30, 2013 and 2012, respectively, including amortization of debt issuance costs. We recorded $4.2 million and $1.0 million of interest expense related to this facility during the six months ended June 30, 2013 and 2012, respectively, including amortization of debt issuance costs.
At June 30, 2013, $2.7 million in capitalized loan fees, net of accumulated amortization, was recorded in other noncurrent assets, which is being amortized over the life of the facility.
At June 30, 2013, we were in compliance with the terms of the credit agreement.
SemMexico facilities
On July 13, 2012, SemMexico entered into a credit agreement that allows SemMexico to borrow up to 56 million Mexican pesos (U.S. $4.3 million at the June 30, 2013 exchange rate) at any time during the term of the facility, which matured in July 2013 and was repaid on July 12, 2013. Borrowings are unsecured and bear interest at the bank prime rate in Mexico plus 1.7%. At June 30, 2013, there were borrowings of 56 million Mexican pesos (U.S. $4.3 million at the June 30, 2013 exchange rate) outstanding on this facility and the interest rate in effect was 6.01%.
On June 13, 2012, SemMexico entered into a credit agreement that allows SemMexico to borrow up to 44 million Mexican pesos (U.S. $3.4 million at the June 30, 2013 exchange rate) at any time during the term of the facility, which matures in June 2015. Borrowings are unsecured and bear interest at the bank prime rate in Mexico plus 2.0%. At June 30, 2013, there were no outstanding borrowings on this facility.
SemMexico also has outstanding letters of credit of 292.8 million Mexican pesos at June 30, 2013 (U.S. $22.6 million at the June 30, 2013 exchange rate). Fees are generally charged on outstanding letters of credit at a rate of 0.5%.
SemMexico recorded interest expense of $0.1 million and $0.1 million during the three months ended June 30, 2013 and 2012, respectively. SemMexico recorded interest expense of $0.1 million and $0.1 million during the six months ended June 30, 2013 and 2012, respectively.
At June 30, 2013, we were in compliance with the terms of these facilities.
Capitalized interest
During the six months ended June 30, 2013 and 2012, we capitalized interest from our credit facilities of $1.8 million and $0.1 million, respectively.
Fair value
We estimate the fair value of our senior unsecured notes to be $303 million at June 30, 2013, based on unadjusted, transacted market prices, which is categorized as a Level 1 measurement. We estimate that the fair value of our other long-term debt was not materially different than the recorded values at June 30, 2013. It is our belief that neither the market interest rates nor our credit profile have changed significantly enough to have had a material impact on the fair value of our other debt outstanding at June 30, 2013. Both estimates are categorized as Level 3 measurements.

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
In a letter dated August 18, 2011, Blueknight claimed that SemCrude owes Blueknight approximately 141,000 barrels of crude oil. We responded to Blueknight’s letter denying their charges and requesting documentation from Blueknight of its claim. On February 14, 2012, after months of interaction between the parties through which we requested Blueknight to substantiate its claim, Blueknight filed suit against us in the District Court of Oklahoma County, Oklahoma. On May 1, 2012, the court approved our motion to transfer this case to Tulsa County, Oklahoma. On July 2, 2012, the Tulsa County District Court appointed a Special Master to conduct a review of whether Blueknight is missing 141,000 barrels of crude oil from operations occurring during the months of April through June, 2010. On June 11, 2013, the Special Master's Report was finalized and filed with the District Court, confirming a shortage in Blueknight's Cushing terminal and Oklahoma pipeline system.  Discovery will proceed in the District Court where we will seek documentation and testimony on the treatment of the missing oil.  We will continue to defend our position; however, we cannot predict the outcome.
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
A water pipeline break occurred at a SemCAMS facility during August 2010. This resulted in a spill of material that was predominantly salt water containing a small amount of hydrocarbons. The incident was investigated by Environment Canada and Alberta Environment. On February 14, 2012, charges were filed against SemCAMS by the Federal Government of Canada (Department of Fisheries) and the Province of Alberta (Alberta Environment) in connection with this incident. We have reviewed disclosure received from the agencies and engaged our expert to assist us in formulating our response. Our expert's report has been completed and was delivered to the crown in April 2013. Although it is not possible to predict the outcome of these proceedings, we accrued a liability for estimated fines and environmental contributions of $0.4 million in December 2010, which we still carry on our books at June 30, 2013.
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
Asset retirement obligations
We will be required to incur significant removal and restoration costs when we retire our natural gas gathering and processing facilities in Canada. We have recorded an asset retirement obligation liability of $40.5 million at June 30, 2013, which is included within other noncurrent liabilities on our condensed consolidated balance sheets. This amount was calculated using the $102.0 million cost we estimate we would incur to retire these facilities, discounted based on our risk-adjusted cost of borrowing and the estimated timing of remediation.
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
Purchase and sale commitments
We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We account for derivatives at fair value with the exception of commitments which have been designated as normal purchases and sales for which we do not record assets or liabilities related to these agreements until the product is purchased or sold. At June 30, 2013, such commitments included the following (in thousands):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

9.	COMMITMENTS AND CONTINGENCIES, Continued

	Volume (Barrels)	Value
Fixed price purchases	150	$13,434
Fixed price sales	150	$14,318
Floating price purchases	18,933	$1,772,366
Floating price sales	18,948	$1,799,559
Certain of the commitments shown in the table above relate to agreements to purchase product from a counterparty and to sell a similar amount of product (in a different location) to the same counterparty. Many of the commitments shown in the table above are cancellable by either party, as long as notice is given within the time frame specified in the agreement (generally 30 to 120 days).
Our SemGas segment has a take or pay contractual obligation related to the fractionation of natural gas liquids. This obligation began in July 2011 and continues through June 2023, subsequent to the extension of the agreement in the second quarter of 2013. At June 30, 2013, approximately $26 thousand was due under the contract and the amount of future obligation is approximately $89.0 million. SemGas also enters into contracts under which we are responsible for marketing the majority of the gas and natural gas liquids produced by the counterparties to the agreements. The majority of SemGas’ revenues were generated from such contracts.
During the first quarter 2012, SemGas committed to purchasing equipment related to a 125 mmcf per day processing facility. At June 30, 2013, the future obligation associated with this purchase is $1.7 million.
See Note 3 for commitments related to Glass Mountain Pipeline LLC and the White Cliffs expansion project.

10.	EQUITY
Unaudited condensed consolidated statement of changes in owners’ equity
The following table shows the changes in our consolidated owners’ equity accounts from December 31, 2012 to June 30, 2013 (in thousands):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

10.	EQUITY, Continued

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Owners’ Equity
Balance at December 31, 2012	$420	$1,039,189	$(242)	$(145,674)	$(1,299)	$129,134	$1,021,528
Net income	—	—	—	47,013	—	9,065	56,078
Other comprehensive income (loss), net of income taxes	—	—	—	—	(10,412)	—	(10,412)
Distributions to noncontrolling interests	—	—	—	—	—	(7,496)	(7,496)
Rose Rock Midstream, L.P. equity issuance	—	—	—	—	—	57,751	57,751
Transfer of SemCrude Pipeline interest to Rose Rock*	—	56,800	—	—	—	(90,516)	(33,716)
Warrants settlements	4	23,460	—	—	—	—	23,464
Dividends paid	—	(7,939)	—	—	—	—	(7,939)
Unvested dividend equivalent rights	—	(25)	—	—	—	(16)	(41)
Non-cash equity compensation	—	2,904	—	—	—	355	3,259
Issuance of common stock under compensation plans	1	(1)	—	—	—	—	—
Repurchase of common stock	—	—	(371)	—	—	—	(371)
Balance at June 30, 2013	$425	$1,114,388	$(613)	$(98,661)	$(11,711)	$98,277	$1,102,105
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
Accumulated other comprehensive loss
The following table presents the changes in the components of accumulated other comprehensive income (loss) from December 31, 2012 to June 30, 2013 (in thousands):

	Currency Translation	Employee Benefit Plans	Total
Balance at December 31, 2012	$1,855	$(3,154)	$(1,299)
Currency translation adjustment	(10,504)	—	(10,504)
Changes related to benefit plans, net of income tax expense of $31	—	92	92
Balance at June 30, 2013	$(8,649)	$(3,062)	$(11,711)

There were no significant items reclassified out of accumulated other comprehensive loss to net income for the three months and six months ended June 30, 2013.
Common stock
Upon emergence from bankruptcy, we issued 40,882,496 shares of common stock. The Plan of Reorganization specified that we were to issue an additional 517,500 shares of common stock in settlement of pre-petition claims. As of June 30, 2013, we have issued 226,016 shares of this stock and will issue the remainder as the process of resolving the claims progresses. The owners’ equity balances on the condensed consolidated balance sheets include the shares that are

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

10.	EQUITY, Continued

required to be issued in settlement of pre-petition claims. The shares of common stock reflected on the condensed consolidated balance sheet at June 30, 2013 are summarized below:

Shares issued on Emergence Date	40,882,496
Shares subsequently issued in settlement of pre-petition claims	226,016
Remaining shares required to be issued in settlement of pre-petition claims	291,484
Issuance of shares under employee and director compensation programs(*)	689,320
Shares issued upon exercise of warrants	435,774
Total shares	42,525,090
Par value per share	$0.01
Common stock on June 30, 2013 balance sheet (in thousands)	$425
(*) These shares include 105,738 shares which vested during the six months ended June 30, 2013. Of these vested shares, recipients sold back to the Company 8,591 shares to satisfy tax withholding obligations which are being recognized at cost as treasury stock on the condensed consolidated balance sheet.
In addition to the shares in the table above, there are shares of unvested restricted stock outstanding at June 30, 2013. The par value of these shares has not yet been reflected in common stock on the condensed consolidated balance sheet, as these shares have not yet vested. There are also shares of restricted stock that were returned to treasury upon forfeiture. The par value of these shares is not reflected in the condensed consolidated balance sheet, as no accounting recognition is given to forfeited shares.
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
Equity-based compensation
We have reserved common stock for issuance pursuant to director and employee compensation programs. At June 30, 2013, there were approximately 540,000 unvested shares that have been granted under these programs. The par value of these shares is not reflected in common stock on the condensed consolidated balance sheet, as these shares have not yet vested. Shares of restricted stock awards that were forfeited were returned to treasury. The par value of these shares is not reflected in the condensed consolidated balance sheet, as no accounting recognition is given to forfeited shares. For certain of the awards, the number of shares that will vest is contingent upon our achievement of certain specified targets. If we meet the specified maximum targets, approximately 141,000 additional shares could vest. The holders of certain restricted stock awards granted prior to 2013 are entitled to equivalent dividends (“Unvested Dividends” or “UDs”) to be received upon vesting of the restricted stock awards. The dividends will be settled in common shares based on the market price of our Class A shares as of the close of business on the vesting date. The UDs are subject to the same forfeiture and acceleration conditions as the associated restricted stock awards. At June 30, 2013, the value of the UDs related to unvested restricted stock awards was approximately $39 thousand. This is equivalent to 717 Class A shares based on the quarter end close of business market price of our Class A shares of $53.86 per share. Dividends related to the 2013 restricted stock awards will be settled in cash upon vesting.
During the six months ended June 30, 2013, we have issued 201,451 restricted stock awards with a weighted average grant date fair value of $52.78 per award.
Warrants
Upon emergence from bankruptcy, we issued 1,634,210 warrants. The Plan of Reorganization specified that we were to issue an additional 544,737 warrants in settlement of the pre-petition claims. As of June 30, 2013, we have issued 237,897 of the warrants and will issue the remainder as the process of resolving the claims progresses. The warrants are traded on the New York Stock Exchange under the ticker symbol SEMGWS. We classify the warrant fair value as a Level 1 measurement. The warrants reflected on the condensed consolidated balance sheet at June 30, 2013 are summarized below:

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

10.	EQUITY, Continued

Warrants issued on Emergence Date	1,634,210
Warrants subsequently issued in settlement of pre-petition claims	237,897
Remaining warrants to be issued in settlement of pre-petition claims	306,840
Warrants exercised (*)	(808,114)
Total warrants at June 30, 2013	1,370,833
Fair value per warrant at June 30, 2013	$30.50
Warrant value included within other noncurrent liabilities on June 30, 2013 consolidated balance sheet	$41,810,407

(*) During the six months ended June 30, 2013, certain warrant holders exercised a total of 762,807 warrants resulting in the issuance of 420,067 Class A shares.
Each warrant entitles the holder to purchase one share of common stock for $25 at any time before the November 30, 2014 expiration date. Upon exercise, a holder may elect a cashless exercise, whereby the number of shares to be issued to the holder is reduced, in lieu of a cash payment. The closing price of our common stock was $53.86 per share on June 28, 2013. In the event of a change in control of the Company, the holders of the warrants would have the right to sell the warrants to us, and we would have the right to purchase the warrants from the holders. In either case, the price to be paid for the warrants would be calculated using a standard pricing model with inputs specified in the warrant agreement.
Employee Stock Purchase Plan
As part of the Company's 2013 Annual Meeting of Stockholders held on May 22, 2013, Company stockholders approved the 2013 Employee Stock Purchase Plan (“ESPP”). The ESPP will be effective October 1, 2013 and will allow Company employees to purchase the Company's Class A stock through payroll deductions based on six month offering periods. Share purchases will be limited to 12,500 shares per offering period per employee-participant. Shares will be able to be purchased by employee-participants at 85% of the Fair Market Value (as defined by the ESPP). Upon the purchase of shares, employee-participants will receive all stockholder rights including dividend and voting rights, and will be permitted to sell their shares at any time. The Company has made 1.0 million shares available under the ESPP. The ESPP terminates on September 30, 2023 or earlier at the discretion of the Board of Directors. No shares are expected to be issued under the ESPP in fiscal year 2013 as the end of the first offering period does not occur until March 31, 2014. The Company expects to begin recording stock based compensation expense related to the ESPP in the fourth quarter for 2013, the start of the first offering period.
Dividends
On May 30, 2013, we paid a dividend of $0.19 per share to shareholders of record on May 20, 2013. On August 8, 2013, we declared a dividend of $0.20 per share payable on August 30, 2013 to shareholders of record on August 19, 2013.

11.	EARNINGS PER SHARE

Earnings per share is calculated based on income from continuing and discontinued operations less any income attributable to the noncontrolling interest.  Income attributable to noncontrolling interests represents third party limited partner unitholders' interests in the earnings of our consolidated subsidiary, Rose Rock.  Rose Rock allocates net income to its limited partners based on the distributions pertaining to the current period's available cash as defined by Rose Rock's partnership agreement. After adjusting for the appropriate period's distributions, the remaining undistributed earnings or excess distributions over earnings, if any, are allocated to Rose Rock's general partner, limited partners and participating securities in accordance with the contractual terms of Rose Rock's partnership agreement and as further prescribed under the two-class method. Incentive distribution rights do not participate in undistributed earnings.
Basic earnings (loss) per share (“Basic EPS”) is calculated based on the weighted average shares outstanding during the period.  Diluted earnings (loss) per share (“Diluted EPS”) includes the dilutive effect of warrants and unvested equity compensation awards.
The following summarizes the calculation of basic earnings (loss) per share for the three months and six months ended June 30, 2013 and 2012 (in thousands, except per share amounts):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

11.	EARNINGS PER SHARE, Continued

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Continuing Operations	Discontinued Operations	Net	Continuing Operations	Discontinued Operations	Net
Income	$7,477	$35	$7,512	$7,684	$(441)	$7,243
less: Income attributable to noncontrolling interests	3,943	—	3,943	2,096	—	2,096
Numerator	$3,534	$35	$3,569	$5,588	$(441)	$5,147
Common stock issued and to be issued pursuant to Plan of Reorganization	41,400	41,400	41,400	41,400	41,400	41,400
Weighted average common stock outstanding issued under compensation plans and warrant exercises	811	811	811	534	534	534
Denominator	42,211	42,211	42,211	41,934	41,934	41,934
Basic earnings (loss) per share	$0.08	$—	$0.08	$0.13	$(0.01)	$0.12

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Continuing Operations	Discontinued Operations	Net	Continuing Operations	Discontinued Operations	Net
Income	$56,011	$67	$56,078	$9,542	$(189)	$9,353
less: Income attributable to noncontrolling interests	9,065	—	9,065	5,579	—	5,579
Numerator	$46,946	$67	$47,013	$3,963	$(189)	$3,774
Common stock issued and to be issued pursuant to Plan of Reorganization	41,400	41,400	41,400	41,400	41,400	41,400
Weighted average common stock outstanding issued under compensation plans and warrant exercises	745	745	745	520	520	520
Denominator	42,145	42,145	42,145	41,920	41,920	41,920
Basic earnings per share	$1.11	$—	$1.12	$0.09	$—	$0.09

The following summarizes the calculation of diluted earnings (loss) per share for the three months and six months ended June 30, 2013 and 2012 (in thousands, except per share amounts):

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Continuing Operations	Discontinued Operations	Net	Continuing Operations	Discontinued Operations	Net
Income	$7,477	$35	$7,512	$7,684	$(441)	$7,243
less: Income attributable to noncontrolling interests	3,943	—	3,943	2,096	—	2,096
Numerator	$3,534	$35	$3,569	$5,588	$(441)	$5,147
Common stock issued and to be issued pursuant to Plan of Reorganization	41,400	41,400	41,400	41,400	41,400	41,400
Weighted average common stock outstanding issued under compensation plans and warrant exercises	811	811	811	534	534	534
Effect of dilutive securities	315	315	315	199	199	199
Denominator	42,526	42,526	42,526	42,133	42,133	42,133
Diluted earnings (loss) per share	$0.08	$—	$0.08	$0.13	$(0.01)	$0.12

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

11.	EARNINGS PER SHARE, Continued

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Continuing Operations	Discontinued Operations	Net	Continuing Operations	Discontinued Operations	Net
Income	$56,011	$67	$56,078	$9,542	$(189)	$9,353
less: Income attributable to noncontrolling interests	9,065	—	9,065	5,579	—	5,579
Numerator	$46,946	$67	$47,013	$3,963	$(189)	$3,774
Common stock issued and to be issued pursuant to Plan of Reorganization	41,400	41,400	41,400	41,400	41,400	41,400
Weighted average common stock outstanding issued under compensation plans and warrant exercises	745	745	745	520	520	520
Effect of dilutive securities	279	279	279	176	176	176
Denominator	42,424	42,424	42,424	42,096	42,096	42,096
Diluted earnings per share	$1.11	$—	$1.11	$0.09	$—	$0.09
During the three months and six months ended June 30, 2013, we recorded expenses of $6.4 million and $32.2 million, respectively, related to the change in fair value of the warrants. During the three months and six months ended June 30, 2012, we recorded expenses of $3.6 million and $7.5 million related to the change in fair value of the warrants. Because the mark to market valuation of the warrants resulted in losses, the warrants would have been antidilutive and, therefore, were not included in the computation of diluted earnings per share.

12.	SUPPLEMENTAL CASH FLOW INFORMATION
The following table summarizes the changes in the components of operating assets and liabilities shown on our condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2013	2012
Decrease (increase) in restricted cash	$275	$4,508
Decrease (increase) in accounts receivable	(12,512)	(71,647)
Decrease (increase) in receivable from affiliates	(2,416)	648
Decrease (increase) in inventories	(237)	9,944
Decrease (increase) in derivatives and margin deposits	972	702
Decrease (increase) in other current assets	839	3,825
Decrease (increase) in other assets	266	2,259
Increase (decrease) in accounts payable and accrued liabilities	7,229	42,802
Increase (decrease) in payable to affiliates	2	(5,622)
Increase (decrease) in payables to pre-petition creditors	(424)	(4,360)
Increase (decrease) in other noncurrent liabilities	(3,323)	(1,289)
	$(9,329)	$(18,230)

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

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

12.	SUPPLEMENTAL CASH FLOW INFORMATION, Continued

During the six months ended June 30, 2013, we issued 420,067 Class A units related to the exercise of 762,807 warrants resulting in the non-cash reclassification of $23.3 million from other noncurrent liabilities to common stock and additional paid-in capital. Cash proceeds of $0.2 million were received in connection with the warrant exercises.

We paid cash interest of $4.1 million and $4.2 million for the six months ended June 30, 2013 and 2012, respectively.

We paid cash for income taxes (net of refunds received) of $2.0 million and $6.1 million for the six months ended June 30, 2013 and 2012, respectively.

We incurred liabilities for construction work in process that had not been paid of $3.7 million and $8.5 million as of June 30, 2013 and 2012, respectively. Such amounts are not included in capital expenditures on the consolidated statements of cash flows.

13.	RELATED PARTY TRANSACTIONS
NGL Energy
As described in Note 3, we own interests in NGL Energy, which we account for under the equity method.
During the three and six months ended June 30, 2013 and 2012, we generated the following transactions with NGL Energy (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$19,459	$13,438	$35,324	$27,550
Purchases	$—	$12,677	$—	$30,564
Reimbursements from NGL Energy for transition services	$48	$131	$96	$498
White Cliffs
As described in Note 3, we account for our ownership interest in White Cliffs under the equity method. During the three months ended June 30, 2013 and 2012, we generated storage revenue from White Cliffs of approximately $0.8 million and $0.6 million, respectively. We generated storage revenue from White Cliffs of approximately $1.3 million and $1.2 million during the six months ended June 30, 2013 and 2012, respectively.
Glass Mountain
As described in Note 3, in May 2012, we formed a joint venture, Glass Mountain, to construct, maintain and operate a 210-mile crude oil pipeline system originating in Alva and Arnett, Oklahoma and terminating at Cushing, OK. In connection with the pipeline project, Glass Mountain entered into a Pipeline Construction Management Agreement with Glass Mountain Holding, LLC ("GMH"), a wholly-owned subsidiary of SemGroup. The Pipeline Construction Management Agreement appoints GMH as construction manager of the pipeline project for which GMH will receive $0.9 million prorated over the period of construction. For the three months and the six months ended June 30, 2013, Glass Mountain paid $0.1 million and $0.2 million to GMH pursuant to this agreement, the remaining balance of $0.2 million will be received by GMH over the period of construction.
Legal services
The law firm of Conner & Winters, LLP, of which Mark D. Berman is a partner, performs legal services for us. Mr. Berman is the spouse of Candice L. Cheeseman, General Counsel and Secretary. Mr. Berman does not perform any legal services for us. SemGroup paid $0.5 million and $0.2 million in legal fees and related expenses to this law firm during the three months ended June 30, 2013 and 2012, respectively (of which $11.5 thousand and $10.2 thousand was paid by White Cliffs during the three months ended June 30, 2013 and 2012, respectively). SemGroup paid $1.0 million and $0.5 million in legal fees and related expenses to this law firm during the six months ended June 30, 2013 and 2012, respectively (of which $47.5 thousand and $46.2 thousand was paid by White Cliffs during the six months ended June 30, 2013 and 2012, respectively).

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

14.	ACQUISITIONS

Mid-America Midstream Gas Services, L.L.C.

On April 30, 2013, we executed a definitive agreement to acquire the equity interest of Mid-America Midstream Gas Services, L.L.C., a wholly owned subsidiary of Chesapeake Energy Corporation (NYSE: CHK)("Chesapeake"), which is the owner of gas gathering and processing assets in the Mississippi Lime play for approximately $300 million in cash. On August 1, 2013, we completed the acquisition. The transaction was funded through the combination of a portion of the net proceeds from the sale of the Notes and a borrowing under the revolving credit facility under SemGroup's corporate credit agreement. Highlights of the acquisition include the following:

•	200 miles of gathering pipeline;

•	Rose Valley I plant - A 200 mmcf/d (million cubic feet per day) cryogenic processing plant, expected to be in operation in the first quarter of 2014;

•	Rose Valley II plant - A 200 mmcf/d cryogenic processing plant, expected to be in operation in the first quarter of 2016;

•
Approximately 540,000 net acre dedication in the core of the Mississippi Lime play, supported by a recently announced joint venture between Chesapeake and Sinopec International Petroleum Exploration and Production Corporation ("Sinopec"); and

•	A 20-year, 100% fee based, gas gathering and processing agreement with certain affiliates of Chesapeake and Sinopec.

Rose Valley plants I and II will require approximately $125 million of additional capital expenditures for completion as well as additional capital related to future well connections.

Barcas Field Services, LLC

On August 1, 2013, our consolidated subsidiary, Rose Rock, executed a definitive agreement to acquire the assets of Barcas Field Services, LLC, which owns and operates a crude oil trucking fleet for $47 million. The transaction is expected to close during the third quarter of 2013. Highlights of the acquisition include the following:

•	114 trucks, 120 trailers and miscellaneous equipment; and

•	a long-term take-or-pay customer transportation agreement.

NGL Energy

On August 6, 2013, we completed the acquisition of approximately 5.36% of the general partner of NGL Energy, which increases our ownership of NGL Energy's general partner to 11.78%.

15.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS

Pursuant to the Registration Rights Agreement related to our offering of $300 million of 7.50% senior unsecured notes, as discussed in Note 8, we intend to file a registration statement with the SEC so that holders of the Notes can exchange the Notes and the related guarantees for the Exchange Notes and related guarantees.
Each of the Guarantors is 100% owned by SemGroup Corporation (the "Parent"). Such guarantees of the Notes are full and unconditional and constitute the joint and several obligations of the Guarantors. The guarantees of the Exchange Notes will be full and unconditional and will constitute the joint and several obligations of the Guarantors. There are no significant restrictions upon the ability of the Parent or any of the Guarantors to obtain funds from its respective subsidiaries by dividend or loan. None of the assets of the Guarantors represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act.
Unaudited condensed consolidating financial statements for the Parent, the Guarantors and non-guarantors as of June 30, 2013 and December 31, 2012 and for each of the three months and six months ended June 30, 2013 and 2012 are presented on an equity method basis in the tables below (in thousands).

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Intercompany receivable and payable balances, including notes receivable and payable, are capital transactions primarily to facilitate the capital needs of our subsidiaries. As such, subsidiary intercompany balances have been reported as a reduction to equity on the condensed consolidating Guarantor balance sheets. The Parent's net intercompany balance, including note receivable, and investments in subsidiaries have been reported in equity method investments on the condensed consolidating Guarantor balance sheets. Intercompany transactions, such as daily cash management activities, have been reported as financing activities within the condensed consolidating Guarantor statements of cash flows. The Parent's investing activities with subsidiaries, such as the drop down of a 33% interest in SCPL to Rose Rock in the first quarter of 2013 have been reflected as cash flows from investing activities. Quarterly cash distributions from Rose Rock representing a return on capital have been included in the Parent's cash flows from operations. These balances are eliminated through consolidating adjustments below.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Balance Sheets

	June 30, 2013
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$234,732	$—	$68,254	$(4,220)	$298,766
Restricted cash	33,050	—	1,282	—	34,332
Accounts receivable	1,325	8,172	338,180	—	347,677
Receivable from affiliates	671	10,344	—	(2,421)	8,594
Inventories	—	267	34,102	—	34,369
Other current assets	3,016	447	12,822	—	16,285
Total current assets	272,794	19,230	454,640	(6,641)	740,023
Property, plant and equipment	4,837	157,563	671,191	—	833,591
Equity method investments	1,081,478	484,868	193,709	(1,293,816)	466,239
Goodwill	—	—	9,916	—	9,916
Other intangible assets	33	—	6,778	—	6,811
Other noncurrent assets, net	28,277	1,176	10,618	—	40,071
Total assets	$1,387,419	$662,837	$1,346,852	$(1,300,457)	$2,096,651
LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$318	$17,505	$235,149	$—	$252,972
Accrued liabilities	8,507	7,193	51,880	(1)	67,579
Payables to pre-petition creditors	32,313	—	54	—	32,367
Deferred revenue	—	—	17,736	—	17,736
Other current liabilities	100	726	6,961	(42)	7,745
Current portion of long-term debt	—	—	4,349	—	4,349
Total current liabilities	41,238	25,424	316,129	(43)	382,748
Long-term debt	300,000	—	166,549	—	466,549
Deferred income taxes	535	—	55,412	—	55,947
Other noncurrent liabilities	41,818	—	47,484	—	89,302
Commitments and contingencies
Owners’ equity excluding noncontrolling interests in consolidated subsidiaries	1,003,828	637,413	663,001	(1,300,414)	1,003,828
Noncontrolling interests in consolidated subsidiaries	—	—	98,277	—	98,277
Total owners’ equity	1,003,828	637,413	761,278	(1,300,414)	1,102,105
Total liabilities and owners’ equity	$1,387,419	$662,837	$1,346,852	$(1,300,457)	$2,096,651

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	December 31, 2012
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$19,123	$—	$63,844	$(2,938)	$80,029
Restricted cash	33,324	—	1,354	—	34,678
Accounts receivable	1,155	7,927	337,087	—	346,169
Receivable from affiliates	827	7,222	109	(1,980)	6,178
Inventories	—	181	34,252	—	34,433
Other current assets	2,528	312	15,676	—	18,516
Total current assets	56,957	15,642	452,322	(4,918)	520,003
Property, plant and equipment	5,399	122,899	686,426	—	814,724
Equity method investments	1,104,832	468,033	138,970	(1,324,033)	387,802
Goodwill	—	—	9,884	—	9,884
Other intangible assets	36	—	7,549	—	7,585
Other noncurrent assets, net	3,606	1,317	3,258	—	8,181
Total assets	$1,170,830	$607,891	$1,298,409	$(1,328,951)	$1,748,179
LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$70	$12,304	$241,249	$—	$253,623
Accrued liabilities	8,972	4,546	50,313	—	63,831
Payables to pre-petition creditors	32,876	—	57	—	32,933
Deferred revenue	—	—	18,973	—	18,973
Other current liabilities	134	580	4,263	(17)	4,960
Current portion of long-term debt	—	—	24	—	24
Total current liabilities	42,052	17,430	314,879	(17)	374,344
Long-term debt	201,500	—	4,562	—	206,062
Deferred income taxes	2,018	—	63,602	—	65,620
Other noncurrent liabilities	32,866	—	47,759	—	80,625
Commitments and contingencies
Owners’ equity excluding noncontrolling interests in consolidated subsidiaries	892,394	590,461	738,473	(1,328,934)	892,394
Noncontrolling interests in consolidated subsidiaries	—	—	129,134	—	129,134
Total owners’ equity	892,394	590,461	867,607	(1,328,934)	1,021,528
Total liabilities and owners’ equity	$1,170,830	$607,891	$1,298,409	$(1,328,951)	$1,748,179

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Statements of Operations

	Three Months Ended June 30, 2013
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$45,623	$200,649	$(5,019)	$241,253
Service	—	223	31,455	—	31,678
Other	—	—	51,313	—	51,313
Total revenues	—	45,846	283,417	(5,019)	324,244
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	32,682	185,046	(5,019)	212,709
Operating	—	4,001	65,681	—	69,682
General and administrative	4,210	2,069	10,619	—	16,898
Depreciation and amortization	482	2,082	10,250	—	12,814
Gain on disposal of long-lived assets, net	—	(5)	(371)	—	(376)
Total expenses	4,692	40,829	271,225	(5,019)	311,727
Earnings from equity method investments	20,358	19,796	10,661	(35,954)	14,861
Operating income	15,666	24,813	22,853	(35,954)	27,378
Other expenses (income):
Interest expense	(901)	1,024	4,372	—	4,495
Foreign currency transaction gain	—	—	(349)	—	(349)
Other expense, net	5,009	—	1,458	—	6,467
Total other expenses, net	4,108	1,024	5,481	—	10,613
Income from continuing operations before income taxes	11,558	23,789	17,372	(35,954)	16,765
Income tax expense	7,989	—	1,299	—	9,288
Income from continuing operations	3,569	23,789	16,073	(35,954)	7,477
Income (loss) from discontinued operations, net of income taxes	—	36	(1)	—	35
Net income	3,569	23,825	16,072	(35,954)	7,512
Less: net income attributable to noncontrolling interests	—	—	3,943	—	3,943
Net income attributable to SemGroup	$3,569	$23,825	$12,129	$(35,954)	$3,569
Net income	$3,569	$23,825	$16,072	$(35,954)	$7,512
Other comprehensive income (loss), net of income taxes	936	—	(6,290)	—	(5,354)
Comprehensive income	4,505	23,825	9,782	(35,954)	2,158
Less: comprehensive income attributable to noncontrolling interests	—	—	3,943	—	3,943
Comprehensive income (loss) attributable to SemGroup	$4,505	$23,825	$5,839	$(35,954)	$(1,785)

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Three Months Ended June 30, 2012
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$25,114	$214,996	$(2,539)	$237,571
Service	—	317	29,298	—	29,615
Other	—	—	64,591	—	64,591
Total revenues	—	25,431	308,885	(2,539)	331,777
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	19,473	203,002	(2,539)	219,936
Operating	—	3,349	79,040	—	82,389
General and administrative	6,459	1,414	8,688	—	16,561
Depreciation and amortization	634	1,576	9,672	—	11,882
Loss on disposal of long-lived assets, net	—	—	119	—	119
Total expenses	7,093	25,812	300,521	(2,539)	330,887
Earnings from equity method investments	14,188	13,659	8,470	(24,028)	12,289
Operating income	7,095	13,278	16,834	(24,028)	13,179
Other expenses (income):
Interest expense	(231)	770	2,983	(1,408)	2,114
Foreign currency transaction gain	—	—	(35)	—	(35)
Other expense, net	2,085	5	10	1,408	3,508
Total other expenses, net	1,854	775	2,958	—	5,587
Income from continuing operations before income taxes	5,241	12,503	13,876	(24,028)	7,592
Income tax expense (benefit)	95	—	(187)	—	(92)
Income (loss) from continuing operations	5,146	12,503	14,063	(24,028)	7,684
Income (loss) from discontinued operations, net of income taxes	1	—	(442)	—	(441)
Net income	5,147	12,503	13,621	(24,028)	7,243
Less: net income attributable to noncontrolling interests	—	—	2,096	—	2,096
Net income attributable to SemGroup	$5,147	$12,503	$11,525	$(24,028)	$5,147
Net income	$5,147	$12,503	$13,621	$(24,028)	$7,243
Other comprehensive loss, net of income taxes	(1,486)	—	(8,411)	—	(9,897)
Comprehensive income (loss)	3,661	12,503	5,210	(24,028)	(2,654)
Less: comprehensive income attributable to noncontrolling interests	—	—	2,096	—	2,096
Comprehensive income (loss) attributable to SemGroup	$3,661	$12,503	$3,114	$(24,028)	$(4,750)

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Six Months Ended June 30, 2013
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$83,257	$402,713	$(9,088)	$476,882
Service	—	471	58,864	—	59,335
Other	—	—	75,723	—	75,723
Total revenues	—	83,728	537,300	(9,088)	611,940
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	61,156	373,010	(9,088)	425,078
Operating	—	7,972	102,481	—	110,453
General and administrative	8,128	4,105	21,702	—	33,935
Depreciation and amortization	1,007	4,060	20,383	—	25,450
(Gain) loss on disposal of long-lived assets, net	—	3	(541)	—	(538)
Total expenses	9,135	77,296	517,035	(9,088)	594,378
Earnings from equity method investments	37,245	38,343	21,100	(64,482)	32,206
Operating income	28,110	44,775	41,365	(64,482)	49,768
Other expenses (income):
Interest expense	(2,917)	1,827	7,981	—	6,891
Foreign currency transaction gain	—	—	(516)	—	(516)
Other expense, net	29,443	158	2,499	—	32,100
Total other expenses, net	26,526	1,985	9,964	—	38,475
Income from continuing operations before income taxes	1,584	42,790	31,401	(64,482)	11,293
Income tax (benefit) expense	(45,429)	—	711	—	(44,718)
Income from continuing operations	47,013	42,790	30,690	(64,482)	56,011
Income from discontinued operations, net of income taxes	—	66	1	—	67
Net income	47,013	42,856	30,691	(64,482)	56,078
Less: net income attributable to noncontrolling interests	—	—	9,065	—	9,065
Net income attributable to SemGroup	$47,013	$42,856	$21,626	$(64,482)	$47,013
Net income	$47,013	$42,856	$30,691	$(64,482)	$56,078
Other comprehensive income (loss), net of income taxes	2,352	—	(12,764)	—	(10,412)
Comprehensive income	49,365	42,856	17,927	(64,482)	45,666
Less: comprehensive income attributable to noncontrolling interests	—	—	9,065	—	9,065
Comprehensive income attributable to SemGroup	$49,365	$42,856	$8,862	$(64,482)	$36,601

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Six Months Ended June 30, 2012
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$57,377	$447,098	$(5,269)	$499,206
Service	—	669	56,259	—	56,928
Other	—	7	87,667	—	87,674
Total revenues	—	58,053	591,024	(5,269)	643,808
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	45,391	421,335	(5,269)	461,457
Operating	—	6,200	114,180	—	120,380
General and administrative	12,688	3,323	20,380	—	36,391
Depreciation and amortization	1,310	3,058	19,239	—	23,607
Loss on disposal of long-lived assets, net	—	—	119	—	119
Total expenses	13,998	57,972	575,253	(5,269)	641,954
Earnings from equity method investments	22,512	24,669	15,042	(42,436)	19,787
Operating income	8,514	24,750	30,813	(42,436)	21,641
Other expenses (income):
Interest expense	(198)	1,315	7,265	(2,609)	5,773
Foreign currency transaction loss	—	—	2	—	2
Other expense, net	4,750	31	38	2,609	7,428
Total other expenses, net	4,552	1,346	7,305	—	13,203
Income from continuing operations before income taxes	3,962	23,404	23,508	(42,436)	8,438
Income tax expense (benefit)	190	—	(1,294)	—	(1,104)
Income from continuing operations	3,772	23,404	24,802	(42,436)	9,542
Income (loss) from discontinued operations, net of income taxes	2	—	(191)	—	(189)
Net income	3,774	23,404	24,611	(42,436)	9,353
Less: net income attributable to noncontrolling interests	—	—	5,579	—	5,579
Net income attributable to SemGroup	$3,774	$23,404	$19,032	$(42,436)	$3,774
Net income	$3,774	$23,404	$24,611	$(42,436)	$9,353
Other comprehensive income (loss), net of income taxes	(491)	—	3,349	—	2,858
Comprehensive income	3,283	23,404	27,960	(42,436)	12,211
Less: comprehensive income attributable to noncontrolling interests	—	—	5,579	—	5,579
Comprehensive income attributable to SemGroup	$3,283	$23,404	$22,381	$(42,436)	$6,632

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Statements of Cash Flows

	Six Months Ended June 30, 2013
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	14,394	(1,839)	39,478	3,403	55,436
Cash flows from investing activities:
Capital expenditures	(442)	(36,531)	(22,904)	—	(59,877)
Proceeds from sale of long-lived assets	—	3	541	—	544
Proceeds from the sale of interest in SemCrude Pipeline, L.L.C. to Rose Rock Midstream L.P.	189,500	—	—	(189,500)	—
Investments in non-consolidated subsidiaries	—	(21,290)	(60,321)	—	(81,611)
Distributions in excess of equity in earnings of affiliates	—	—	5,582	—	5,582
Net cash used in investing activities	189,058	(57,818)	(77,102)	(189,500)	(135,362)
Cash flows from financing activities:
Debt issuance costs	(8,651)	—	(1,612)	—	(10,263)
Borrowings on credit facilities	394,500	—	255,474	—	649,974
Principal payments on credit facilities and other obligations	(296,000)	—	(89,012)	—	(385,012)
Proceeds from issuance of Rose Rock Midstream, L.P. common units, net of offering costs	—	—	57,751	—	57,751
Distributions to noncontrolling interests	—	—	(7,496)	—	(7,496)
Proceeds from warrant exercises	224	—	—	—	224
Repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation	(371)	—	—	—	(371)
Dividends paid	(7,939)	—	—	—	(7,939)
Intercompany borrowings (advances), net	(69,606)	59,657	(174,866)	184,815	—
Net cash provided by financing activities	12,157	59,657	40,239	184,815	296,868
Effect of exchange rate changes on cash and cash equivalents	—	—	1,795	—	1,795
Change in cash and cash equivalents	215,609	—	4,410	(1,282)	218,737
Cash and cash equivalents at beginning of period	19,123	—	63,844	(2,938)	80,029
Cash and cash equivalents at end of period	$234,732	$—	$68,254	$(4,220)	$298,766

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Six Months Ended June 30, 2012
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	(1,004)	214	32,711	(7,769)	24,152
Cash flows from investing activities:
Capital expenditures	(928)	(17,903)	(24,686)	—	(43,517)
Proceeds from sale of long-lived assets	—	167	34	—	201
Investments in non-consolidated subsidiaries	(1,512)	(1,935)	—	—	(3,447)
Distributions in excess of equity in earnings of affiliates	234	—	4,735	—	4,969
Net cash used in investing activities	(2,206)	(19,671)	(19,917)	—	(41,794)
Cash flows from financing activities:
Debt issuance costs	(80)	—	(52)	—	(132)
Borrowings on credit facilities	92,000	—	73,500	—	165,500
Principal payments on credit facilities and other obligations	(55,500)	—	(98,740)	—	(154,240)
Proceeds from issuance of Rose Rock Midstream, L.P. common units, net of offering costs	—	—	—	—	—
Distributions to noncontrolling interests	—	—	(3,077)	—	(3,077)
Repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation	(242)	—	—	—	(242)
Intercompany borrowing (advances), net	(30,836)	19,457	1,783	9,596	—
Net cash provided by (used in) financing activities	5,342	19,457	(26,586)	9,596	7,809
Effect of exchange rate changes on cash and cash equivalents	—	—	1,206	—	1,206
Change in cash and cash equivalents	2,132	—	(12,586)	1,827	(8,627)
Change in cash and cash equivalents included in discontinued operations	—	—	214	—	214
Change in cash and cash equivalents from continuing operations	2,132	—	(12,372)	1,827	(8,413)
Cash and cash equivalents at beginning of period	111	—	76,264	(2,762)	73,613
Cash and cash equivalents at end of period	$2,243	$—	$63,892	$(935)	$65,200

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

•	9.1 million common units of NGL Energy Partners LP (“NGL Energy”) and a 11.78% interest in NGL Energy Holdings LLC, the general partner of NGL Energy;

•	approximately 1,600 miles of natural gas and NGL transportation, gathering and distribution pipelines in Kansas, Oklahoma, Texas and Alberta, Canada;

•	8.7 million barrels of owned multi-product storage capacity located in the U.K.;

•	12 liquid asphalt cement terminals and modification facilities and two emulsion distribution terminals in Mexico;

•	majority ownership interests in four natural gas processing plants in Alberta, Canada, with combined operating capacity of 694 million cubic feet per day; and

•	three natural gas processing plants in the U.S., with 188 million cubic feet per day of capacity.
We believe that the variety of our petroleum product assets creates opportunities for us and our customers that avoid seasonal fluctuations of less diverse business.

Recent Developments
On April 30, 2013, we executed a definitive agreement to acquire the equity interest of Mid-America Midstream Gas Services, L.L.C., a wholly owned subsidiary of Chesapeake Energy Corporation (NYSE: CHK), which is the owner of gas gathering and processing assets in the Mississippi Lime play for approximately $300 million in cash. On June 14, 2013, we completed an offering of $300 million of 7.50% senior unsecured notes due 2021 to qualified institutional buyers. The net proceeds from the offering of $294.0 million were used to repay amounts borrowed under our revolving credit facility and to fund a portion of our acquisition of Mid-America Midstream Gas Services, L.L.C. On August 1, 2013, we completed the acquisition. The transaction was funded through the combination of a portion of the net proceeds from the sale of the notes and a borrowing under the revolving credit facility under SemGroup's corporate credit agreement.
On August 1, 2013, our consolidated subsidiary, Rose Rock, executed a definitive agreement to acquire the assets of Barcas Field Services, LLC, which owns and operates a crude oil trucking fleet for $47 million. The transaction is expected to close during the third quarter of 2013. Highlights of the acquisition include the following:

•	114 trucks, 120 trailers and miscellaneous equipment; and

•	a long-term take-or-pay customer transportation agreement.
On August 6, 2013, we completed the acquisition of approximately 5.36% of the general partner of NGL Energy, which increases our ownership of NGL Energy's general partner to 11.78%.
On August 8, 2013, we declared a dividend of $0.20 per share payable on August 30, 2013 to shareholders of record on August 19, 2013.

Results of Operations
Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Revenue	$324,244	$331,777	$611,940	$643,808
Expenses
Costs of products sold	212,709	219,936	425,078	461,457
Operating	69,682	82,389	110,453	120,380
General and administrative	16,898	16,561	33,935	36,391
Depreciation and amortization	12,814	11,882	25,450	23,607
(Gain) loss on disposal of long-lived assets, net	(376)	119	(538)	119
Total expenses	311,727	330,887	594,378	641,954
Earnings from equity method investments	14,861	12,289	32,206	19,787
Operating income	27,378	13,179	49,768	21,641
Other expense
Interest expense	4,495	2,114	6,891	5,773
Other expense, net	6,118	3,473	31,584	7,430
Total other expenses, net	10,613	5,587	38,475	13,203
Income from continuing operations before income taxes	16,765	7,592	11,293	8,438
Income tax expense (benefit)	9,288	(92)	(44,718)	(1,104)
Income from continuing operations	7,477	7,684	56,011	9,542
Income (loss) from discontinued operations, net of income taxes	35	(441)	67	(189)
Net income	$7,512	$7,243	$56,078	$9,353
Revenue and Expenses
Revenue and expenses before intercompany eliminations leading to operating income are analyzed by operating segment below.
Interest expense
Interest expense increased in the three months ended June 30, 2013 to $4.5 million from $2.1 million in the three months ended June 30, 2012. Interest expense increased in the six months ended June 30, 2013 to $6.9 million from $5.8 million in the six months ended June 30, 2012. The increase in interest expense for all periods presented is due to the increase in the outstanding debt balance to $470.9 million at June 30, 2013 from $121.3 million at June 30, 2012. The increase in total outstanding debt is primarily attributable to the issuance of $300 million of senior notes in the second quarter of 2013. Also contributing to the increase in total outstanding debt is an increase in the revolver balance at Rose Rock of $166.5 million related to the drop down of a one-third interest in SemCrude Pipeline, LLC in the first quarter of 2013.

Other expense, net
Other expense was $6.1 million for the three months ended June 30, 2013, compared to other expense of $3.5 million for the same period in 2012. Other expense was $31.6 million for the three months ended June 30, 2013, compared to other expense of $7.4 million for the same period in 2012. Other expense for all periods presented was comprised primarily of losses due to the change in the fair value of our outstanding warrants.
Income tax expense (benefit)
The effective tax rate was 55% and (1)% for the three months ended June 30, 2013 and 2012, respectively, and (396)% and (13)% for the six months ended June 30, 2013 and 2012, respectively. Significant items that impacted the effective tax rate for each period, as compared to the U.S. federal statutory rate of 35%, include earnings in foreign jurisdictions taxed at lower rates, a noncontrolling interest in Rose Rock for which taxes are not provided, warrant expense which is not deductible for tax purposes, and the impact of the valuation allowance or release recorded against our deferred tax assets. Further, the foreign earnings are taxed in foreign jurisdictions as well as in the U.S., since they are disregarded entities for U.S. federal income tax purposes. Deferred tax liabilities, with the exception of those related to certain long-lived assets, have been considered as a source of future taxable income in establishing the amount of the valuation allowance. These combined factors, and the magnitude of permanent items impacting the tax rate relative to income from continuing operations before income taxes, result in rates that are not comparable between the periods.

Results of Operations by Reporting Segment
Crude

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Revenue	$161,422	$157,418	$332,654	$337,133
Expenses
Costs of products sold	140,506	140,549	288,957	301,057
Operating	5,691	6,462	11,429	11,916
General and administrative	3,568	2,063	7,418	4,781
Depreciation and amortization	3,690	2,999	7,197	5,966
(Gain) loss on disposal	(25)	56	(25)	56
Total expenses	153,430	152,129	314,976	323,776
Equity earnings in White Cliffs	10,661	8,461	21,090	15,032
Operating income	$18,653	$13,750	$38,768	$28,389
Three months ended June 30, 2013 versus three months ended June 30, 2012
Revenue
Revenue increased in the three months ended June 30, 2013 to $161 million from $157 million in the three months ended June 30, 2012, as shown in the following table:

	Three Months Ended June 30,
	2013	2012
	(in thousands)
Gross product revenue	$626,891	$471,733
ASC 845-10-15	(478,902)	(325,687)
Unrealized gain (loss) on derivatives, net	827	24
Product revenue	148,816	146,070
Service revenue	12,606	11,402
Other	—	(54)
Total revenue	$161,422	$157,418

Gross product revenue increased in the three months ended June 30, 2013 to $627 million from $472 million in the three months ended June 30, 2012. The increase was primarily a result of an increase in sales volumes to 6.7 million barrels for the three months ended June 30, 2013 from 5.2 million barrels for the same period in 2012, combined with an increase in the average sales price of crude oil to $93 per barrel for the three months ended June 30, 2013 from $91 per barrel for the same period in 2012. The increase in volume relates primarily to increased buy/sell and marketing activity as a result of new crude oil production around our assets and directed efforts to maximize the use of those assets.
ASC 845-10-15, “Nonmonetary Transactions,” requires certain transactions – those where inventory is purchased from a customer then resold to the same customer – to be presented in the income statement on a net basis, resulting in a reduction of revenue and costs of products sold by the same amount, but has no effect on operating income (loss). However, changes in the level of such purchase and sale activity between periods can have an effect on the comparison between those periods. Gross product revenue was reduced by $479 million and $326 million during the three months ended June 30, 2013 and 2012, respectively, in accordance with ASC 845-10-15.
Service revenue increased in the three months ended June 30, 2013 to $13 million from $11 million for the three months ended June 30, 2012, due to fees on leased crude oil storage which averaged 7.25 million barrels in the second quarter of 2013 compared to an average of 7.0 million barrels in the same period of 2012, as well as additional truck unloading and pumpover fees.
Costs of products sold
Costs of products sold remained flat at $141 million in the three months ended June 30, 2013 and 2012. Costs of products sold were reduced by $479 million and $326 million in the three months ended June 30, 2013 and 2012, respectively, in accordance with ASC 845-10-15. An increase in the volume sold and an increase in the average cost of crude oil per barrel to $92 from $90 per barrel were equally offset by a higher proportion of transactions subject to ASC 845-10-15.
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
The following table shows the Adjusted gross margin generated by our fee-based services, our fixed-margin transactions and our marketing activities for the three months ended June 30, 2013 and 2012 (in thousands):

Three Months Ended June 30, 2013	Storage	Transportation	Marketing Activities	Other(1)	Total
Revenues	$8,629	$5,648	$144,056	$3,089	$161,422
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	140,506	—	140,506
Less: Unrealized gain (loss) on derivatives	—	—	827	—	827
Adjusted gross margin	$8,629	$5,648	$2,723	$3,089	$20,089

Three Months Ended June 30, 2012	Storage	Transportation	Marketing Activities	Other(1)	Total
Revenues	8,429	4,106	143,139	1,744	157,418
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	140,549	—	140,549
Less: Unrealized gain (loss) on derivatives	—	—	24	—	24
Adjusted gross margin	8,429	4,106	2,566	1,744	16,845

(1)	This category includes fee-based services such as unloading and ancillary storage terminal services.
The following table presents a reconciliation of operating income to Adjusted gross margin, the most directly comparable GAAP financial measure for each of the periods indicated.

	Three Months Ended June 30,
	2013	2012
	(in thousands)
Reconciliation of operating income to Adjusted gross margin:
Operating income	$18,653	$13,750
Add:
Operating expense	5,691	6,462
General and administrative expense	3,568	2,063
Depreciation and amortization expense	3,690	2,999
(Gain) loss on disposal	(25)	56
Less:
Unrealized gain (loss) on derivatives	827	24
Earnings from equity method investment	10,661	8,461
Adjusted gross margin	$20,089	$16,845
Operating expense
Operating expense remained unchanged at $6 million during the three months ended June 30, 2013 and 2012.
General and administrative
General and administrative expense increased in the three months ended June 30, 2013, to $4 million from $2 million for the three months ended June 30, 2012. This increase is primarily the result of corporate overhead allocation, employment costs and financial and legal advisors' costs associated with a shelf registration.
Earnings from equity method investment
Crude’s equity method investments are in White Cliffs and Glass Mountain Pipeline. Earnings from White Cliffs increased in the three months ended June 30, 2013 to $11 million from $8 million in the three months ended June 30, 2012. This increase is due primarily to a 21% increase in the crude oil volume shipped from Platteville, CO to Cushing, OK. The Glass Mountain Pipeline is still under construction.
Six months ended June 30, 2013 versus six months ended June 30, 2012
Revenue
Revenue decreased in the six months ended June 30, 2013 to $333 million from $337 million in the six months ended June 30, 2012, as shown in the following table:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Gross product revenue	$1,257,337	$973,212
ASC 845-10-15	(951,088)	(657,634)
Unrealized gain (loss) on derivatives, net	1,295	(122)
Product revenue	307,544	315,456
Service revenue	25,110	21,736
Other	—	(59)
Total revenue	$332,654	$337,133

Gross product revenue increased in the six months ended June 30, 2013 to $1.3 billion from $973 million in the six months ended June 30, 2012. The increase was primarily a result of an increase in sales volumes to 13.5 million barrels for the six months ended June 30, 2013 from 10.2 million barrels for the same period in 2012, offset by a decrease in the average sales price of crude oil to $93 per barrel for the six months ended June 30, 2013 from $96 per barrel for the same period in 2012.
ASC 845-10-15, “Nonmonetary Transactions,” requires certain transactions – those where inventory is purchased from a customer then resold to the same customer – to be presented in the income statement on a net basis, resulting in a reduction of revenue and costs of products sold by the same amount, but has no effect on operating income. However, changes in the level of such purchase and sale activity between periods can have an effect on the comparison between those periods. Gross product revenue was reduced by $951 million and $658 million during the six months ended June 30, 2013 and 2012, respectively, in accordance with ASC 845-10-15.
Service revenue increased in the six months ended June 30, 2013 to $25 million from $22 million for the six months ended June 30, 2012, due to fees on leased crude oil storage as well as additional truck unloading at Platteville, CO.
Costs of products sold
Costs of products sold decreased in the six months ended June 30, 2013 to $289 million from $301 million for the same period in 2012. Costs of products sold were reduced by $951 million and $658 million in the six months ended June 30, 2013 and 2012, respectively, in accordance with ASC 845-10-15. Costs of products sold decreased in the six months ended June 30, 2013, primarily as a combined result of an increase in the volume sold, a decrease in the average cost of crude oil per barrel to $92 from $94 per barrel, and a higher proportion of transactions subject to ASC 845-10-15 for the same period in 2012.
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
The following table shows the Adjusted gross margin generated by our fee-based services, our fixed-margin transactions and our marketing activities for the six months ended June 30, 2013 and 2012 (in thousands):

Six Months Ended June 30, 2013	Storage	Transportation	Marketing Activities	Other(1)	Total
Revenues	$16,997	$11,424	$297,870	$6,363	$332,654
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	288,957	—	288,957
Less: Unrealized gain (loss) on derivatives	—	—	1,295	—	1,295
Adjusted gross margin	$16,997	$11,424	$7,618	$6,363	$42,402

Six Months Ended June 30, 2012	Storage	Transportation	Marketing Activities	Other(1)	Total
Revenues	15,838	8,656	309,122	3,517	337,133
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	301,057	—	301,057
Less: Unrealized gain (loss) on derivatives	—	—	(122)	—	(122)
Adjusted gross margin	15,838	8,656	8,187	3,517	36,198

(1)	This category includes fee-based services such as unloading and ancillary storage terminal services.

The following table presents a reconciliation of operating income to Adjusted gross margin, the most directly comparable GAAP financial measure for each of the periods indicated.

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Reconciliation of operating income to Adjusted gross margin:
Operating income	$38,768	$28,389
Add:
Operating expense	11,429	11,916
General and administrative expense	7,418	4,781
Depreciation and amortization expense	7,197	5,966
(Gain) loss on disposal or impairment	(25)	56
Less:
Unrealized gain (loss) on derivatives	1,295	(122)
Earnings from equity method investment	21,090	15,032
Adjusted gross margin	$42,402	$36,198
Operating expense
Operating expense decreased in the six months ended June 30, 2013, to $11 million from $12 million for the six months ended June 30, 2012. This decrease is due primarily to reimbursement of costs for construction management of the White Cliffs' second loop.
General and administrative
General and administrative expense increased in the six months ended June 30, 2013, to $7 million from $5 million for the six months ended June 30, 2012. This increase is primarily the result of additional corporate overhead allocation and financial and legal advisors' costs associated with the drop down of SemGroup's one-third interest in SemCrude Pipeline, LLC. and shelf registration costs.
Earnings from equity method investment
Crude’s equity method investments are in White Cliffs and Glass Mountain Pipeline. Earnings from White Cliffs increased in the six months ended June 30, 2013 to $21 million from $15 million in the six months ended June 30, 2012. This increase is due primarily to a 21% increase in the crude oil volume shipped from Platteville, CO to Cushing, OK. The Glass Mountain Pipeline is still under construction.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Revenue	$—	$—	$—	$6
Expenses
Costs of products sold	—	3	—	37
Operating	—	(21)	1	(27)
General and administrative	160	(1)	316	50
Depreciation and amortization	—	—	—	—
Loss on disposal	—	—	6	—
Total expenses	160	(19)	323	60
Equity earnings in NGL Energy	4,200	3,828	11,116	4,755
Operating income	$4,040	$3,847	$10,793	$4,701

SemLogistics

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Revenue	$2,623	$2,613	$5,658	$6,397
Expenses
Costs of products sold	—	99	—	99
Operating	1,848	1,631	3,687	3,085
General and administrative	1,486	1,448	2,606	3,259
Depreciation and amortization	2,313	2,334	4,653	4,652
Total expenses	5,647	5,512	10,946	11,095
Operating loss	$(3,024)	$(2,899)	$(5,288)	$(4,698)
Three months ended June 30, 2013 versus three months ended June 30, 2012
Revenue
Revenue was flat at $3 million in the three months ended June 30, 2013 and 2012.
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
General
In every category of expense, the amounts for the second quarter of 2013 are roughly equivalent to those of the second quarter of 2012.

Six months ended June 30, 2013 versus six months ended June 30, 2012
Revenue
Revenue decreased by $739 thousand in the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

The decline in revenue is a result of a decline in the volume of storage leased and a drop in storage rates. In addition, we had product sales of $425 thousand in 2012, but no such sales in 2013. The decline in revenue was offset, in part, by an increase in fees for ancillary terminal services. High crude oil prices and backwardated market conditions (i.e., prices for future deliveries are lower than current prices) exist today and are forecast to continue through 2013. These factors have a negative effect on storage economics. As a result, the demand for storage is depressed and we have experienced difficulty securing contract renewals and replacement of long-term contracts.
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
Operating
Operating expense increased in the six months ended June 30, 2013, by approximately $600 thousand compared to the six months ended June 30, 2012. This increase is due primarily to increases in maintenance expenses and contract employee expense of approximately $500 thousand and $100 thousand, respectively.
General and administrative
General and administrative expense decreased in six months ended June 30, 2013 by approximately $650 thousand compared to the six months ended June 30, 2012. This reduction is due primarily to employee costs and intercompany allocations which decreased by approximately $400 in each case offset, in part, by higher property taxes of $150 thousand.

SemCAMS

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Revenue	$66,459	$79,683	$102,240	$114,848
Expenses
Costs of products sold	1	71	184	190
Operating	55,508	68,848	82,392	95,084
General and administrative	3,342	2,632	7,487	7,050
Depreciation and amortization	2,638	2,673	5,294	5,246
Total expenses	61,489	74,224	95,357	107,570
Operating income	$4,970	$5,459	$6,883	$7,278
Three months ended June 30, 2013 versus three months ended June 30, 2012
Revenue
Revenue in the three months ended June 30, 2013 decreased to $66 million from $80 million for the three months ended June 30, 2012. This decrease was due primarily to lower flow through and overhead recovery expenses related to turnaround activities of $23.7 million and $2.3 million, respectively. This decrease was offset, in part, by higher flow through expenses related to operating costs of $7.4 million and plant outage expenses of $2.2 million and maintenance capital recovery fees of $1.7 million. In addition, 2013 revenue was reduced by a $0.9 million equalization adjustment.
Operating expense
Operating expense in the three months ended June 30, 2013 decreased to $56 million from $69 million for the three months ended June 30, 2012. This decrease was due primarily to lower expenses related to turnaround activities of $23.7 million. This decrease was offset, in part, by higher power costs of $6.0 million, higher plant outage repair costs of $1.9 million, higher contract services costs of $1.8 million and operating incentive costs of $1.3 million.

Six months ended June 30, 2013 versus six months ended June 30, 2012
Revenue
Revenue in the six months ended June 30, 2013 decreased to $102 million from $115 million for the six months ended June 30, 2012. This decrease was due primarily to lower flow through expenses and overhead recovery related to turnaround activities of $22.9 million and $2.3 million, respectively. This decrease was offset, in part, by higher flow through expenses related to operating costs of $7.0 million, plant outage expenses of $2.2 million and maintenance capital recovery fees of $2.7 million.
Operating expense
Operating expense in the six months ended June 30, 2013 decreased to $82 million from $95 million for the six months ended June 30, 2012. This decrease was due primarily to lower expenses related to turnaround activities of $22.9 million. This decrease was offset, in part, by higher power costs of $4.4 million, higher contract services costs of $3.1 million and operating incentive costs of $2.6 million.

SemMexico

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Revenue	$51,832	$68,483	$94,826	$131,134
Expenses
Costs of products sold	43,653	61,778	82,302	118,819
Operating	2,346	2,163	4,511	4,163
General and administrative	2,443	2,541	4,665	5,229
Depreciation and amortization	1,458	1,517	2,938	3,078
(Gain) loss on disposal	(347)	63	(513)	63
Total expenses	49,553	68,062	93,903	131,352
Operating income (loss)	$2,279	$421	$923	$(218)
Three months ended June 30, 2013 versus three months ended June 30, 2012
Revenue
Revenue decreased in the three months ended June 30, 2013 to $52 million from $68 million in the three months ended June 30, 2012. The decrease was primarily the result of a decrease in sales volumes to 71,325 metric tons for the three months ended June 30, 2013, from 98,282 metric tons for the same period in 2012 offset, in part, by an increase in the average sale price per metric ton to $712 in 2013 compared to $690 per metric ton in 2012. The decline in volume is a result of a slowdown in federal government spending on infrastructure projects in Mexico. The increase in average sales price per metric ton is due to increased sales of higher priced polymer modified asphalt as a percentage of total sales volume.
Costs of products sold
Costs of products sold decreased in the three months ended June 30, 2013 to $44 million from $62 million in the three months ended June 30, 2012, and includes an insurance recovery of $685 thousand related to an inventory shrinkage reported in the second quarter of 2012. On a per unit basis, the cost of products sold decreased to $612 per metric ton in the three months ended June 30, 2013 from $629 per metric ton for the same period in 2012.

Six months ended June 30, 2013 versus six months ended June 30, 2012
Revenue
Revenue decreased in the six months ended June 30, 2013 to $95 million from $131 million in the six months ended June 30, 2012. The decrease was primarily the result of a decrease in sales volume to 133,186 metric tons for the six months ended June 30, 2013, from 187,807 metric tons for the same period in 2012 offset, in part, by an increase in the average sales price per metric ton to $712 in 2013 compared to $698 per metric ton in 2012. The decline in volume is a result of a slowdown in federal government spending on infrastructure projects in Mexico. The increase in average sales price per metric ton is due to increased sales of higher priced polymer modified asphalt as a percentage of total sales volume.

Costs of products sold
Costs of products sold decreased in the six months ended June 30, 2013 to $82 million from $119 million in the six months ended June 30, 2012, and includes an insurance recovery of $685 thousand related to an inventory shrinkage reported in the second quarter of 2012. On a per unit basis, the cost of products sold decreased to $618 per metric ton from $633 per metric ton.

SemGas

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Revenue	$46,926	$26,134	$85,665	$59,574
Expenses
Costs of products sold	33,567	19,990	62,738	46,539
Operating	4,289	3,306	8,433	6,159
General and administrative	1,598	1,394	3,189	3,237
Depreciation and amortization	2,233	1,726	4,361	3,356
Gain on disposal	(4)	—	(6)	—
Total expenses	41,683	26,416	78,715	59,291
Operating income (loss)	$5,243	$(282)	$6,950	$283
Three months ended June 30, 2013 versus three months ended June 30, 2012
Revenue
Revenue increased in the three months ended June 30, 2013 to $47 million from $26 million for the three months ended June 30, 2012. This increase is the result of higher sales volume (11,099 MMcf versus 8,637 MMcf) and higher sales price per unit ($4.23/Mcf versus $3.03/Mcf). The increase in volume is primarily a result of increased drilling and production in the area served by our gas plants in Hopeton and Nash, Oklahoma.
Costs of products sold
Costs of products sold increased in the three months ended June 30, 2013 to $34 million from $20 million in the three months ended June 30, 2012. This increase is primarily related to higher volume and prices as described above. In addition, a fuel cost adjustment in the second quarter of 2012 decreased the costs of products sold by approximately $1.4 million. Except for this adjustment, the costs of products sold as a percentage of sales is essentially flat between the periods.
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
The following table shows the Adjusted gross margin generated in the three months ended June 30, 2013 and 2012.

	Three Months Ended June 30,
	2013	2012
	(in thousands)
Revenue	$46,926	$26,134
Less: Cost of products sold, exclusive of depreciation	33,567	19,990
Less: Unrealized gain (loss) on derivatives	—	—
Adjusted gross margin	$13,359	$6,144
The following table presents a reconciliation of operating income (loss) to Adjusted gross margin, the most directly comparable GAAP financial measure for each of the periods indicated.

	Three Months Ended June 30,
	2013	2012
	(in thousands)
Reconciliation of operating income (loss) to Adjusted gross margin:
Operating income (loss)	$5,243	$(282)
Add:
Operating expense	4,289	3,306
General and administrative expense	1,598	1,394
Depreciation and amortization expense	2,233	1,726
Gain on disposal	(4)	—
Adjusted gross margin	$13,359	$6,144
Operating expense
Operating expense increased in the three months ended June 30, 2013 to $4 million from $3 million for the three months ended June 30, 2012. This increase is due primarily to higher employee costs, field expenses (which includes materials and supplies, lubricants, water disposal, electricity and fuel), and maintenance costs of approximately $360 thousand, $290 thousand and $210 thousand, respectively.
General
In every other category of expense, the amounts for the three months ended June 30, 2013 are roughly equivalent to those of the three months ended June 30, 2012.
Six months ended June 30, 2013 versus six months ended June 30, 2012
Revenue
Revenue increased in the six months ended June 30, 2013 to $86 million from $60 million for the six months ended June 30, 2012. This increase is the result of higher sales volume (19,802 MMcf versus 16,569 MMcf) and higher sales price per unit ($4.33/Mcf versus $3.60/Mcf). The increase in volume is primarily a result of increased drilling and production in the area served by our gas plants in Hopeton and Nash, Oklahoma.
Costs of products sold
Costs of products sold increased in the six months ended June 30, 2013 to $63 million from $47 million in the six months ended June 30, 2012. This increase is primarily related to higher volume and prices as described above. A fuel cost adjustment in the second quarter of 2013 decreased the costs of products sold by $1.4 million. In addition, a contract adjustment in the first quarter of 2012, increased the costs of products sold by approximately $1.3 million. Except for these two contract adjustments, the costs of products sold as a percentage of sales is essentially flat between the periods.
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
The following table shows the Adjusted gross margin generated in the six months ended June 30, 2013 and 2012.

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Revenue	$85,665	$59,574
Less: Cost of products sold, exclusive of depreciation	62,738	46,539
Less: Unrealized gain (loss) on derivatives	—	—
Adjusted gross margin	$22,927	$13,035
The following table presents a reconciliation of operating income to Adjusted gross margin, the most directly comparable GAAP financial measure for each of the periods indicated.

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Reconciliation of operating income to Adjusted gross margin:
Operating income	$6,950	$283
Add:
Operating expense	8,433	6,159
General and administrative expense	3,189	3,237
Depreciation and amortization expense	4,361	3,356
Gain on disposal	(6)	—
Adjusted gross margin	$22,927	$13,035
Operating expense
Operating expense increased in the six months ended June 30, 2013 to $8 million from $6 million for the six months ended June 30, 2012. This increase is due primarily to higher field expenses (which includes materials and supplies, lubricants, water disposal, electricity and fuel), employee costs, maintenance and compressor rental of approximately $1.1 million, $600 thousand, $230 thousand and $180 thousand, respectively.
Depreciation
Depreciation and amortization expense increased in the six months ended June 30, 2013 to $4 million from $3 million for the six months ended June 30, 2012. This increase results from additions to property, plant and equipment of approximately $48 million between periods.

Other and Eliminations

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Revenue	$(5,018)	$(2,554)	$(9,103)	$(5,284)
Expenses
Costs of products sold	(5,018)	(2,554)	(9,103)	(5,284)
Operating	—	—	—	—
General and administrative	4,301	6,484	8,254	12,785
Depreciation and amortization	482	633	1,007	1,309
Total expenses	(235)	4,563	158	8,810
Operating loss	$(4,783)	$(7,117)	$(9,261)	$(14,094)
Other and Eliminations is not an operating segment. This table is included to permit the reconciliation of segment information to that of the consolidated Company.

Liquidity and Capital Resources
Sources and Uses of Cash
Our principal sources of short-term liquidity are cash generated from operations and borrowings under our revolving credit facilities. The consolidated cash balance on June 30, 2013 (including restricted cash) was approximately $333.1 million. Of this amount, approximately $49.6 million was held in Canada and may be subject to tax if transferred to the United States. Our restricted cash balance of $34.3 million includes $33.4 million which has been set aside for settlement of pre-petition claims. Potential sources of long-term liquidity include debt and equity securities. Our primary cash requirements currently are operating expenses, capital expenditures, our quarterly dividends and quarterly distributions to unitholders of our subsidiary, Rose Rock. In general, we expect to fund:

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

Cash Flows
The following table summarizes our changes in cash for the periods presented:

	Six Months Ended June 30,
(in thousands)	2013	2012
Statement of cash flow data:
Cash flows provided by (used in):
Operating activities	$55,436	$24,152
Investing activities	(135,362)	(41,794)
Financing activities	296,868	7,809
Subtotal	216,942	(9,833)
Effect of exchange rate on cash and cash equivalents	1,795	1,206
Change in cash and cash equivalents from continuing operations	218,737	(8,627)
Change in cash and cash equivalents included in discontinued operations	—	214
Change in cash and cash equivalents	218,737	(8,413)
Cash and cash equivalents at beginning of period	80,029	73,613
Cash and cash equivalents at end of period	$298,766	$65,200
Operating Activities
The components of operating cash flows can be summarized as follows (in thousands):

	Six Months Ended June 30,
(in thousands)	2013	2012
Net income	$56,078	$9,353
Non-cash expenses, net	8,687	33,029
Changes in operating assets and liabilities	(9,329)	(18,230)
Net cash flows provided by operating activities	$55,436	$24,152
Non-cash expenses decreased $24.3 million to $8.7 million for the six months ended June 30, 2013 from $33.0 million for the six months ended June 30, 2012. This decrease is comprised primarily of a $46.6 million increase in deferred tax benefit, which is due to the release of a valuation allowance on our net operating loss carryforward deferred tax assets, a $24.7 million increase in expense on the change in the fair value of warrants due to increasing market prices, a $0.7 million decrease in the amortization and write down of debt issuance costs, a $1.4 million increase due to net unrealized gain related to our derivative instruments and a $1.5 million increase in depreciation and amortization expense. All other non-cash expenses for the six months ended June 30, 2013 remained relatively comparable to the six months ended June 30, 2012.
Changes in operating assets and liabilities for the six months ended June 30, 2013 generated a net decrease in operating cash flows of $9.3 million, consisting primarily of an increase of $12.5 million in accounts receivable driven by SemCAMS segment operating activity, an increase of $2.4 million in receivables from affiliates, a decrease of $0.8 million in other current assets due to the amortization of prepaid expenses, an increase of $7.2 million in accounts payable and accrued liabilities driven primarily by Crude segment operating activity and a decrease of $3.3 million in other noncurrent liabilities.
Changes in operating assets and liabilities during the six months ended June 30, 2012 generated a net decrease in operating cash flows of $18.2 million, consisting primarily of a decrease of $4.5 million in restricted cash, an increase of $71.6 million in accounts receivable, a decrease of $9.9 million in inventories, an increase of $42.8 million in accounts payable and accrued liabilities, a decrease of $5.6 million in payables to affiliates, a decrease of $4.4 million in payables to prepetition creditors, a decrease of $3.8 million in other current assets, a decrease of $2.3 million in other assets, and a decrease of $1.3 million in other noncurrent liabilities. Prior year accounts receivable and accounts payable cash flows were largely driven by SemCAMS turnaround activity and commodity pricing.

Investing Activities
For the six months ended June 30, 2013, we had net cash outflows of $135.4 million from investing activities, due primarily to $59.9 million of capital expenditures and $81.6 million in investments in non-consolidated subsidiaries, partially offset by investing cash inflows of $5.6 million in distributions in excess of equity in earnings of affiliates. Year to date capital expenditures primarily relate to Rose Rock's Cushing expansion projects, SemGas' Northern Oklahoma expansion projects and well connects and the Wattenberg Oil Trunkline. Investments in non-consolidated subsidiaries represents investments in Glass Mountain Pipeline and White Cliffs pipeline expansion project. Distributions in excess of equity earnings represent returns of our investments in White Cliffs and NGL Energy.
For the six months ended June 30, 2012, we had net cash outflows of $41.8 million from investing activities, due primarily to $43.5 million of capital expenditures and $3.4 million in investments in non-consolidated subsidiaries, partially offset by net investing inflows of $5.0 million in distributions in excess of equity in earnings of affiliates.
Financing Activities
For the six months ended June 30, 2013, we had net cash inflows of $296.9 million from financing activities, which related to borrowings on long-term debt of $650.0 million and $57.8 million in proceeds from the issuance of Rose Rock limited partner units, partially offset by principal payments of $385.0 million, debt issuance costs of $10.3 million due to issuance of notes and increases to revolver capacity, dividends paid of $7.9 million and distributions to non-controlling interests of $7.5 million. Borrowings on long term debt include $300 million of notes issued related to the recently completed acquisition of Mid-America Midstream Gas Services, L.L.C.
For the six months ended June 30, 2012, we had net cash inflows of $7.8 million from financing activities, substantially all of which related to borrowings on long-term debt of $165.5 million, partially offset by principal payments on long-term debt of $154.2 million.
SemGroup Senior Unsecured Notes
On June 14, 2013, we completed an offering of $300 million of 7.50% senior unsecured notes due 2021 to certain initial purchasers, for resale to qualified institutional buyers. See footnote 8 of the accompanying condensed consolidated financial statements for additional information.
SemGroup Revolving Credit Facility
At June 30, 2013, we had no borrowings outstanding under our $500 million revolving credit facility. In addition, we had $4.5 million in outstanding letters of credit on that date. The maximum letter of credit capacity under this facility is $250 million.
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
The credit agreement includes customary affirmative and negative covenants. At June 30, 2013, we were in compliance with the terms of the credit agreement.

Rose Rock Revolving Credit Facility
At June 30, 2013, Rose Rock had $166.5 million in cash borrowings outstanding under its $385 million revolving credit facility. There were $37.4 million in outstanding letters of credit. On January 11, 2013, the credit facility capacity was increased to $385 million and the capacity can be increased by an additional $165 million. The credit facility includes a $75 million sub-limit for the issuance of letters of credit. The credit agreement includes customary affirmative and negative covenants and also restricts Rose Rock’s ability to make certain types of payments including cash distributions to unitholders, however, we may make those distributions unless we are in default under the credit agreement or the distribution could result in a default. At June 30, 2013, Rose Rock was in compliance with the terms of the credit agreement.

SemMexico Credit Facilities
At June 30, 2013, we had 56 million Mexican pesos (U.S. $4.3 million equivalent at the June 30, 2013 exchange rate) outstanding under a SemMexico credit facility which matured in July 2013 and was repaid on July 12, 2013. In addition, SemMexico also had 292.8 million Mexican pesos (U.S. $22.6 million equivalent at the June 30, 2013 exchange rate) in outstanding letters of credit. SemMexico had no outstanding borrowings under a 44 million Mexican pesos (U.S. $3.4 million equivalent at the June 30, 2013 exchange rate) credit facility which matures in June 2015. At June 30, 2013, we were in compliance with the terms of these facilities.
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

We estimate that the capital expenditures for 2013 will be approximately $820 million (including amounts related to the recently completed acquisition of Mid-America Midstream Gas Services, L.L.C.), including an estimated $790 million for strategic projects and $30 million for maintenance and regulatory projects. Projected capital spending for 2013 also includes investments in Glass Mountain and White Cliffs. During the six months ended June 30, 2013, we spent $60 million (cash basis) on capital projects, excluding capital contributions to affiliates for funding growth projects.
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
Rose Rock Distributions
The table below sets out the cash distributions made by Rose Rock during calendar year 2012 and 2013.

Quarter Ended	Record Date	Payment Date	Distribution Per Unit
December 31, 2011	February 3, 2012	February 13, 2012	$0.0670
March 31, 2012	May 7, 2012	May 15, 2012	$0.3725
June 30, 2012	August 6, 2012	August 14, 2012	$0.3825
September 30, 2012	November 5, 2012	November 14, 2012	$0.3925
December 31, 2012	February 4, 2013	February 14, 2013	$0.4025
March 31, 2013	May 6, 2013	May 15, 2013	$0.4300
June 30, 2013	August 5, 2013	August 14, 2013	$0.4400
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
On July 25, 2013, a cash distribution of $0.44 per common unit was declared. The cash distribution will be paid on August 14, 2013, to unitholders of record on August 5, 2013.
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

Customer Concentration
Tesoro Refining and Marketing Company and Shell Trading each accounted for more than 10% of our total revenue for the three months ended June 30, 2013, at approximately 14% and 11%, respectively. Tesoro Refining and Marketing Company accounted for more than 10% of our total revenue for the six months ended June 30, 2013 at approximately 13%. Although we have contracts with customers of varying durations, if one or more of our major customers were to default on their contract, or if we were unable to renew our contract with one or more of these customers on favorable terms, we might not be able to replace any of these customers in a timely fashion, on favorable terms or at all. In any of these situations, our revenues and our ability to pay cash dividends to our stockholders may be adversely affected. We expect our exposure to risk of non-payment or non-performance to continue as long as we remain substantially dependent on a relatively small number of customers for a substantial portion of our Adjusted gross margin.
Off-Balance Sheet Arrangements
We do not use any off-balance sheet arrangements to enhance our liquidity and capital resources, or for any other purpose.
Commitments
There have been no material changes to our contractual obligations outside the ordinary course of our business from those previously disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012, although the value of product purchase commitments is greater at June 30, 2013 than it was at June 30, 2012.
We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We establish a margin for these purchases by entering into various types of physical and financial sale and exchange transactions through which we seek to maintain a position that is substantially balanced between purchases on the one hand and sales and future delivery obligations on the other. We account for derivatives at fair value with the exception of commitments which have been designated as normal purchases and sales for which we do not record assets or liabilities related to these agreements until the product is purchased or sold. At June 30, 2013, such commitments included the following (volumes and dollars in thousands):

	Volume (Barrels)	Value
Fixed price purchases	150	$13,434
Fixed price sales	150	$14,318
Floating price purchases	18,933	$1,772,366
Floating price sales	18,948	$1,799,559
Certain of the commitments shown in the table above relate to agreements to purchase product from a counterparty and to sell a similar amount of product (in a different location) to the same counterparty. Many of the commitments shown in the table above are cancellable by either party, as long as notice is given within the time frame specified in the agreement (generally 30 to 120 days).
Our SemGas segment has a take or pay contractual obligation related to the fractionation of natural gas liquids. This obligation began in July 2011 and continues through June 2023, subsequent to the extension of the agreement in the second quarter of 2013. On June 30, 2013, approximately $25.7 thousand was due under the contract and the amount of future obligation is approximately $89.0 million. In addition, our SemGas segment enters into contracts under which we are responsible for marketing the majority of the gas and natural gas liquids produced by the counterparties to the agreements. During the three months and six months ended June 30, 2013, the majority of SemGas’ revenues were generated from such contracts.
During the first quarter of 2012, SemGas committed to purchasing equipment related to a 125 MMcf per day processing facility. At June 30, 2013, the future obligation associated with this purchase was $1.7 million.

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
Commodity Price Risk
The table below outlines the range of NYMEX prompt month daily settle prices for crude oil and natural gas futures, and the range of daily propane spot prices provided by an independent, third-party broker for the three months and six months ended June 30, 2013 and June 30, 2012 and the year ended December 31, 2012.

	Light Sweet Crude Oil Futures (Barrel)	Mont Belvieu (Non-LDH) Spot Propane (Gallon)	Henry Hub Natural Gas Futures (MMBtu)
Quarter Ended June 30, 2013
High	$98.44	$0.97	$4.41
Low	$86.68	$0.82	$3.57
High/Low Differential	$11.76	$0.15	$0.84

Quarter Ended June 30, 2012
High	$106.16	$1.12	$2.82
Low	$77.69	$0.71	$1.91
High/Low Differential	$28.47	$0.41	$0.91

Six Months Ended June 30, 2013
High	$98.44	$0.97	$4.41
Low	$86.68	$0.79	$3.11
High/Low Differential	$11.76	$0.18	$1.30

Six Months Ended June 30, 2012
High	$109.77	$1.40	$3.10
Low	$77.69	$0.71	$1.91
High/Low Differential	$32.08	$0.69	$1.19

Year Ended December 31, 2012
High	$109.77	$1.40	$3.90
Low	$77.69	$0.71	$1.91
High/Low Differential	$32.08	$0.69	$1.99
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
However, the SemGas segment has exposure to commodity price risk because of the nature of certain contracts for which our fee is based on a percentage of proceeds or index related to the prices of natural gas, natural gas liquids and condensate. Given current volumes, liquid recoveries and contract terms, we estimate the following sensitivities:

•	A $0.10 change in natural gas price results in approximately a $550 thousand impact to Adjusted gross margin.

•	A $0.10 change in natural gas liquids prices (Conway and Mont Belvieu) results in approximately a $1.5 million impact to Adjusted gross margin.

•	A $10.00 change in condensate price results in approximately a $3.1 million impact to Adjusted gross margin.
Additionally, based on our open derivative contracts at June 30, 2013, an increase in the applicable market price or prices for each derivative contract would result in a decrease in our crude oil sales revenues. Likewise, a decrease in the applicable market price or prices for each derivative contract would result in an increase in our crude oil sales revenues. However, the increases or decreases in crude oil sales revenues we recognize from our open derivative contracts are substantially offset by higher or lower crude oil sales revenues when the physical sale of the product occurs. These contracts may be for the purchase or sale of crude oil or in markets different from the physical markets in which we are attempting to hedge our exposure, or may have timing differences relative to the physical markets. As a result of these factors, our hedges may not eliminate all price risks.
The notional volumes and fair value of our commodity derivatives open positions as well as the change in fair value that would be expected from a 10% market price increase or decrease is shown in the table below (in thousands):

	Notional Volume (Barrels)	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease	Settlement Date
Crude oil:
Futures contracts	240	$261	$(2,317)	$2,317	November 2013
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
Interest Rate Risk
We utilize variable rate debt and are exposed to market risk due to the floating interest rates on our credit facilities. Therefore, from time-to-time we may utilize interest rate derivatives to manage interest obligations on specific debt issuances. Our variable rate debt bears interest at LIBOR or prime, subject to certain floors, plus the applicable margin. At June 30, 2013, an increase in these base rates of 1%, above the base rate floors, would increase our interest expense by $1.7 million per year.
The average interest rates presented below are based upon rates in effect at June 30, 2013 and December 31, 2012. The carrying value of the variable rate instruments in our credit facilities approximate fair value primarily because our rates fluctuate with prevailing market rates.

The following table summarizes our debt obligations:

Liabilities	June 30, 2013	December 31, 2012
Short-term debt - variable rate	$4.3 million	$0 million
Average interest rate	6.01%	0%
Long-term debt - variable rate	$166.5 million	$206.0 million
Average interest rate	4.02%	4.74%
Long-term debt - fixed rate	$300 million	$0 million
Fixed interest rate	7.50%	0.00%
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
Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act), are effective as of June 30, 2013. This conclusion is based on an evaluation conducted under the supervision and participation of our Chief Executive Officer and Chief Financial Officer along with our management. Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2013, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Warrant Exercises
Pursuant to our Plan of Reorganization, in 2009 we issued warrants to purchase shares of our Class A Common Stock, or at the election of the warrantholder, shares of our Class B Common Stock, to certain of our pre-petition creditors. For the quarter ended June 30, 2013, 11 holders exercised warrants to purchase an aggregate of 762,766 shares of our Class A Common Stock. Ten of the holders elected to satisfy their obligation to pay the exercise price through "cashless exercise," whereby the number of shares to be issued to the holder is reduced, in lieu of a cash payment for the exercise price. Accordingly, 411,082 shares of our Class A Common Stock were issued pursuant to such exercises. The remaining one holder elected to pay the exercise price in cash. Accordingly, 8,950 shares of our Class A Common Stock were issued pursuant to such exercise. Such issuances were exempt from the registration requirements of the Securities Act pursuant to Section 1145 of the U.S. Bankruptcy Code.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
Not applicable

Item 5.	Other Information
None

Item 6.	Exhibits
The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
2.1
Unit Purchase Agreement, dated as of April 30, 2013, by and between Chesapeake Midstream Development, L.L.C. and SemGas, L.P. (filed as Exhibit 2.1 to our current report on Form 8-K dated August 1, 2013, filed August 6, 2013, and incorporated herein by reference).

2.2
First Amendment to Unit Purchase Agreement, dated as of July 31, 2013, by and between Chesapeake Midstream Development, L.L.C. and SemGas, L.P. (filed as Exhibit 2.2 to our current report on Form 8-K dated August 1, 2013, filed August 6, 2013, and incorporated herein by reference).

4.1
Indenture, dated as of June 14, 2013, by and among SemGroup Corporation, certain of its wholly-owned subsidiaries, as guarantors, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to our current report on Form 8-K dated June 14, 2013, filed June 20, 2013, and incorporated herein by reference).

4.2
Registration Rights Agreement, dated as of June 14, 2013, by and among SemGroup Corporation, certain of its wholly-owned subsidiaries and Citigroup Global Markets Inc., as representative of the Initial Purchasers (as defined therein) (filed as Exhibit 4.2 to our current report on Form 8-K dated June 14, 2013, filed June 20, 2013, and incorporated herein by reference).

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

10.2	SemGroup Corporation Board of Directors Compensation Plan.
10.3	SemGroup Employee Stock Purchase Plan (filed as Appendix A to our definitive proxy statement, filed April 19, 2013, and incorporated herein by reference).
10.4
Purchase Agreement, dated June 7, 2013, by and among SemGroup Corporation, certain of its wholly-owned subsidiaries party thereto, as guarantors, and Citigroup Global Markets Inc., as representative of the several initial purchasers named therein (filed as Exhibit 10.1 to our current report on Form 8-K dated June 7, 2013, filed June 11, 2013, and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Norman J. Szydlowski, Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.
32.1	Section 1350 Certification of Norman J. Szydlowski, Chief Executive Officer.
32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months and six months ended June 30, 2013 and 2012, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (iv) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2013	SEMGROUP CORPORATION

	By:	/s/ Robert N. Fitzgerald
Robert N. Fitzgerald
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX
The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
2.1
Unit Purchase Agreement, dated as of April 30, 2013, by and between Chesapeake Midstream Development, L.L.C. and SemGas, L.P. (filed as Exhibit 2.1 to our current report on Form 8-K dated August 1, 2013, filed August 6, 2013, and incorporated herein by reference).

2.2
First Amendment to Unit Purchase Agreement, dated as of July 31, 2013, by and between Chesapeake Midstream Development, L.L.C. and SemGas, L.P. (filed as Exhibit 2.2 to our current report on Form 8-K dated August 1, 2013, filed August 6, 2013, and incorporated herein by reference).

4.1
Indenture, dated as of June 14, 2013, by and among SemGroup Corporation, certain of its wholly-owned subsidiaries, as guarantors, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to our current report on Form 8-K dated June 14, 2013, filed June 20, 2013, and incorporated herein by reference).

4.2
Registration Rights Agreement, dated as of June 14, 2013, by and among SemGroup Corporation, certain of its wholly-owned subsidiaries and Citigroup Global Markets Inc., as representative of the Initial Purchasers (as defined therein) (filed as Exhibit 4.2 to our current report on Form 8-K dated June 14, 2013, filed June 20, 2013, and incorporated herein by reference).

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

10.2	SemGroup Corporation Board of Directors Compensation Plan.
10.3	SemGroup Employee Stock Purchase Plan (filed as Appendix A to our definitive proxy statement, filed April 19, 2013, and incorporated herein by reference).
10.4
Purchase Agreement, dated June 7, 2013, by and among SemGroup Corporation, certain of its wholly-owned subsidiaries party thereto, as guarantors, and Citigroup Global Markets Inc., as representative of the several initial purchasers named therein (filed as Exhibit 10.1 to our current report on Form 8-K dated June 7, 2013, filed June 11, 2013, and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Norman J. Szydlowski, Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.
32.1	Section 1350 Certification of Norman J. Szydlowski, Chief Executive Officer.
32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months and six months ended June 30, 2013 and 2012, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (iv) the Notes to the Condensed Consolidated Financial Statements.