Form 10-Q
period 2013-09-30
SemGroup Corp
filed 2013-11-12
CIK 1489136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class		Outstanding at October 31, 2013
Class A	Common stock, $0.01 par	42,445,841	Shares
Class B	Common stock, $0.01 par	28,235	Shares

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
All statements, other than statements of historical fact, included in this Form 10-Q regarding the contemplated drop-down transaction between us and Rose Rock Midstream, L.P., the prospects of our industry, our anticipated financial performance, the anticipated performance of NGL Energy Partners LP, management’s plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions and other matters, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negative of these terms or variations of them or similar terms. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks, and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those discussed in Item 1A of our most recent Annual Report on Form 10-K, entitled “Risk Factors,” risk factors discussed in other reports that we file with the Securities and Exchange Commission, those discussed in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" below and the following:

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
Investors and others should note that we announce material company information using our investor relations website (investor.relations@semgroupcorp.com), SEC filings, press releases, public conference calls and webcasts. We use these channels, as well as social media, to communicate with our investors and the public about our company, our businesses and our results of operations. The information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media and others interested in our company to review the information we post on the social media channels listed on our investor relations website.
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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

SEMGROUP CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands)

	(Unaudited)
	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$64,718	$80,029
Restricted cash	34,182	34,678
Accounts receivable (net of allowance of $3,728 and $3,687 at September 30, 2013 and December 31, 2012, respectively)	368,246	346,169
Receivable from affiliates	13,039	6,178
Inventories	46,609	34,433
Other current assets	15,167	18,516
Total current assets	541,961	520,003
Property, plant and equipment (net of accumulated depreciation of $167,584 and $130,886 at September 30, 2013 and December 31, 2012, respectively)	1,057,116	814,724
Equity method investments	518,149	387,802
Goodwill	60,676	9,884
Other intangible assets (net of accumulated amortization of $9,521 and $6,701 at September 30, 2013 and December 31, 2012, respectively)	179,897	7,585
Other noncurrent assets, net	32,603	8,181
Total assets	$2,390,402	$1,748,179
LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$303,672	$253,623
Payable to affiliates	2,102	—
Accrued liabilities	81,509	63,831
Payables to pre-petition creditors	32,372	32,933
Deferred revenue	18,835	18,973
Other current liabilities	9,120	4,960
Current portion of long-term debt	26	24
Total current liabilities	447,636	374,344
Long-term debt	540,043	206,062
Deferred income taxes	53,588	65,620
Other noncurrent liabilities	95,418	80,625
Commitments and contingencies (Note 9)
SemGroup owners’ equity:
Common stock (Note 10)	425	420
Additional paid-in capital	1,108,041	1,039,189
Treasury stock, at cost (Note 10)	(613)	(242)
Accumulated deficit	(100,890)	(145,674)
Accumulated other comprehensive loss	(5,606)	(1,299)
Total SemGroup Corporation owners’ equity	1,001,357	892,394
Noncontrolling interests in consolidated subsidiaries	252,360	129,134
Total owners’ equity	1,253,717	1,021,528
Total liabilities and owners’ equity	$2,390,402	$1,748,179
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Product	$288,452	$209,202	$765,334	$708,408
Service	36,402	29,800	95,737	86,727
Other	32,894	38,850	108,617	126,525
Total revenues	357,748	277,852	969,688	921,660
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	255,554	189,830	680,632	651,283
Operating	52,360	52,367	162,813	172,750
General and administrative	20,952	16,680	54,887	53,073
Depreciation and amortization	16,113	12,081	41,563	35,687
Loss (gain) on disposal of long-lived assets, net	408	(3,615)	(130)	(3,496)
Total expenses	345,387	267,343	939,765	909,297
Earnings from equity method investments	7,483	3,116	39,689	22,903
Operating income	19,844	13,625	69,612	35,266
Other expenses (income):
Interest expense	9,080	1,992	15,971	7,763
Foreign currency transaction (gain) loss	(457)	355	(973)	358
Other expense, net	4,671	9,354	36,771	16,783
Total other expenses, net	13,294	11,701	51,769	24,904
Income from continuing operations before income taxes	6,550	1,924	17,843	10,362
Income tax expense (benefit)	3,413	2,091	(41,305)	985
Income (loss) from continuing operations	3,137	(167)	59,148	9,377
Income (loss) from discontinued operations, net of income taxes	(2)	(265)	65	(456)
Net income (loss)	3,135	(432)	59,213	8,921
Less: net income attributable to noncontrolling interests	5,054	2,336	14,429	7,915
Net income (loss) attributable to SemGroup	$(1,919)	$(2,768)	$44,784	$1,006
Net income (loss)	$3,135	$(432)	$59,213	$8,921
Other comprehensive income (loss), net of income taxes	6,105	12,072	(4,307)	14,930
Comprehensive income	9,240	11,640	54,906	23,851
Less: comprehensive income attributable to noncontrolling interests	5,054	2,336	14,429	7,915
Comprehensive income attributable to SemGroup	$4,186	$9,304	$40,477	$15,936
Net income (loss) per common share (Note 11):
Basic	$(0.05)	$(0.07)	$1.06	$0.02
Diluted	$(0.05)	$(0.07)	$1.05	$0.02
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$59,213	$8,921
Adjustments to reconcile net income to net cash provided by operating activities:
Net unrealized (gain) loss related to derivative instruments	(1,759)	(432)
Depreciation and amortization	41,563	36,123
Loss (gain) on disposal of long-lived assets, net	(107)	(3,496)
Earnings from equity method investments	(39,689)	(22,903)
Distributions from equity investments	39,714	25,053
Amortization of debt issuance costs	1,943	2,078
Deferred tax benefit	(49,448)	(3,738)
Non-cash equity compensation	5,311	4,832
Loss on fair value of warrants	37,028	17,082
Provision for uncollectible accounts receivable, net of recoveries	(357)	(828)
Currency (gain) loss	(973)	358
Changes in operating assets and liabilities (Note 12)	4,080	(11,292)
Net cash provided by operating activities	96,519	51,758
Cash flows from investing activities:
Capital expenditures	(131,650)	(82,123)
Proceeds from sale of long-lived assets	1,048	347
Investments in non-consolidated subsidiaries	(143,463)	(63,999)
Payments to acquire businesses	(356,201)	—
Proceeds from the sale of non-consolidated affiliate	—	3,500
Distributions in excess of equity in earnings of affiliates	13,091	10,569
Net cash used in investing activities	(617,175)	(131,706)
Cash flows from financing activities:
Debt issuance costs	(11,865)	(694)
Borrowings on credit facilities	928,474	260,500
Principal payments on credit facilities and other obligations	(594,403)	(179,001)
Proceeds from issuance of Rose Rock Midstream, L.P. common units, net of offering costs	210,226	—
Distributions to noncontrolling interests	(11,458)	(5,754)
Proceeds from warrant exercises	225	—
Repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation	(371)	(242)
Dividends paid	(16,387)	—
Net cash provided by financing activities	504,441	74,809
Effect of exchange rate changes on cash and cash equivalents	904	(977)
Change in cash and cash equivalents	(15,311)	(6,116)
Change in cash and cash equivalents included in discontinued operations	—	(36)
Change in cash and cash equivalents from continuing operations	(15,311)	(6,152)
Cash and cash equivalents at beginning of period	80,029	73,613
Cash and cash equivalents at end of period	$64,718	$67,461
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

1.	OVERVIEW
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
Basis of presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission ("SEC"). These financial statements include all normal and recurring adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Company and the results of its operations and its cash flows.
The accompanying condensed consolidated financial statements are unaudited. The condensed consolidated balance sheet at December 31, 2012, is derived from audited financial statements.
Our condensed consolidated financial statements include the accounts of our controlled subsidiaries. All significant transactions between our consolidated subsidiaries have been eliminated.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Although management believes these estimates are reasonable, actual results could differ materially from these estimates. The results of operations for the three months and nine months ended September 30, 2013, are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.
Pursuant to the rules and regulations of the SEC, the accompanying condensed consolidated financial statements do not include all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2012, which are included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC.
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

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

1.	OVERVIEW, Continued

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
In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists," which requires an unrecognized tax benefit to be classified as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. For public entities, this ASU is effective for fiscal years beginning on or after December 15, 2013, and interim periods within those years. The Company will adopt this guidance in the first quarter of 2014. The impact is not expected to be material.

2.	ROSE ROCK MIDSTREAM, L.P.
We control the operations of our consolidated subsidiary, Rose Rock Midstream, L.P. ("Rose Rock") through our ownership of the general partner interest. As of September 30, 2013, we own the 2% general partner interest and a 46.7% limited partner interest made up of 2.9 million common units, 8.4 million subordinated units and 1.25 million Class A units.
In August 2013, Rose Rock sold 4.75 million common limited partner units to third-party purchasers for $152.5 million, net of underwriting discounts and commissions. Proceeds were used to repay borrowings on the Rose Rock credit facility.
On January 11, 2013, we contributed a 33% interest in SemCrude Pipeline, L.L.C. ("SCPL") to Rose Rock in exchange for (i) cash of approximately $189.5 million, (ii) the issuance of 1.5 million common units, (iii) the issuance of 1.25 million Class A units and (iv) an increase of the capital account of the general partner of Rose Rock and a related issuance of general partner interest, to allow the general partner of Rose Rock to maintain its 2% general partner interest. SCPL owns a 51% membership interest in White Cliffs Pipeline, L.L.C. ("White Cliffs"), which owns a 527-mile pipeline that transports crude oil from Platteville, Colorado to Cushing, Oklahoma (the "White Cliffs Pipeline"), giving Rose Rock an indirect 17% interest in White Cliffs.

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
As this transaction was between parties under common control, Rose Rock recorded its interest in SCPL at SemGroup's historical value and, as such, no gain on the sale was recognized by SemGroup. Proceeds in excess of the historical value were accounted for as an equity transaction between Rose Rock and SemGroup and resulted in a $90.5 million reduction to noncontrolling interests in consolidated subsidiaries and an offsetting increase to additional paid-in capital of $56.8 million (net of tax impact of $33.7 million). This non-cash entry represents the portion of the proceeds in excess of historical cost which were attributed to Rose Rock's third-party unitholders.
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
SemGroup incurred $1.4 million of general and administrative expense associated with the transaction including amounts expensed by Rose Rock. Rose Rock incurred $3.7 million of cost, of which $1.6 million of equity issuance costs were offset against proceeds, $1.6 million was related to the borrowing and was deferred and $0.5 million was expensed as general and administrative expense in the condensed consolidated statement of operations and comprehensive income.
Outside ownership interests in Rose Rock are reflected in “noncontrolling interests in consolidated subsidiaries” on our condensed consolidated balance sheets at September 30, 2013 and December 31, 2012. The portion of Rose Rock’s net income attributable to outside owners is reflected within “net income attributable to noncontrolling interests” in our condensed consolidated statements of operations and comprehensive income for the three months and nine months ended September 30, 2013.
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

	Total Quarterly Distributions Per Unit Target Amount				Marginal Percentage Interest in Distributions
					Unitholders	General Partner	Incentive Distribution Rights
Minimum Quarterly Distributions				$0.362500	98.0%	2.0%	—
First Target Distribution	above	$0.362500	up to	$0.416875	98.0%	2.0%	—
Second Target Distribution	above	$0.416875	up to	$0.453125	85.0%	2.0%	13.0%
Third Target Distribution	above	$0.453125	up to	$0.543750	75.0%	2.0%	23.0%
Thereafter			above	$0.543750	50.0%	2.0%	48.0%

The following table shows the cash distributions paid or declared during 2013 and 2012 (in thousands, except for per unit amounts):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

2.	ROSE ROCK MIDSTREAM, L.P., Continued

		Record Date	Payment Date	Distribution Per Unit		Distributions Paid/To Be Paid
Quarter Ended						SemGroup				Noncontrolling Interest Common Units	Total Distributions
						General Partner	Incentive Distributions	Common Units	Subordinated Units
December 31, 2011	*	February 3, 2012	February 13, 2012	$0.0670	*	$23	$—	$93	$561	$470	$1,147
March 31, 2012		May 7, 2012	May 15, 2012	$0.3725		$128	$—	$517	$3,125	$2,607	$6,377
June 30, 2012		August 6, 2012	August 14, 2012	$0.3825		$131	$—	$532	$3,209	$2,678	$6,550
September 30, 2012		November 5, 2012	November 14, 2012	$0.3925		$134	$—	$545	$3,294	$2,748	$6,721
December 31, 2012		February 4, 2013	February 14, 2013	$0.4025		$167	$—	$1,163	$3,377	$3,624	$8,331
March 31, 2013		May 6, 2013	May 15, 2013	$0.4300		$179	$41	$1,242	$3,607	$3,872	$8,941
June 30, 2013		August 5, 2013	August 14, 2013	$0.4400		$183	$72	$1,271	$3,692	$3,962	$9,180
September 30, 2013	**	November 5, 2013	November 14, 2013	$0.4500	**	$232	$127	$1,301	$3,775	$6,189	$11,624
*Minimum quarterly distribution for quarter ended December 31, 2011 was prorated for the period beginning immediately after the closing of Rose Rock’s IPO, December 14, 2011 through December 31, 2011.
**Expected payment date and amounts for distributions related to the quarter ended September 30, 2013.

Certain summarized balance sheet information of Rose Rock is shown below (in thousands):

	(unaudited)
	September 30, 2013	December 31, 2012
Cash	$1,914	$108
Other current assets	292,386	250,509
Property, plant and equipment, net	313,193	291,530
Equity method investment	77,449	—
Goodwill	27,261	—
Other noncurrent assets, net	10,536	2,579
Total assets	$722,739	$544,726

Current liabilities	$254,491	$231,843
Long-term debt	85,043	4,562
Partners’ capital attributable to SemGroup	130,845	179,187
Partners’ capital attributable to noncontrolling interests	252,360	129,134
Total liabilities and partners’ capital	$722,739	$544,726
Certain summarized income statement information of Rose Rock for the three months and nine months ended September 30, 2013 and 2012 is shown below (in thousands):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

2.	ROSE ROCK MIDSTREAM, L.P., Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$181,831	$131,554	$514,485	$468,687
Cost of products sold	$157,550	$111,790	$446,507	$412,847
Operating, general and administrative expenses	$12,394	$9,779	$30,434	$25,976
Depreciation and amortization expense	$4,130	$3,066	$11,327	$9,032
Earnings from equity method investment	$3,527	$—	$10,431	$—
Net income	$9,411	$6,469	$30,539	$19,353

3.	INVESTMENTS IN NON-CONSOLIDATED SUBSIDIARIES

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

	September 30, 2013	December 31, 2012
White Cliffs	$228,076	$138,970
NGL Energy	187,632	174,398
Glass Mountain	102,441	74,434
Total equity method investments	$518,149	$387,802

Under the equity method, we do not report the individual revenues and expenses of our investees in our condensed consolidated statements of income. Instead, our interest in the earnings of our investees is reflected in one line item on our condensed consolidated statement of operations and comprehensive income. Our earnings from equity method investments consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
White Cliffs	$10,786	$10,021	$31,886	$25,053
NGL Energy	(3,288)	(6,905)	7,828	(2,150)
Glass Mountain	(15)	—	(25)	—
Total earnings from equity method investments	$7,483	$3,116	$39,689	$22,903

Cash distributions received from equity methods investments consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
White Cliffs	$12,755	$10,794	$39,436	$30,561
NGL Energy	4,671	2,090	13,369	5,063
Glass Mountain	—	—	—	—
Total cash distributions received from equity method investments	$17,426	$12,884	$52,805	$35,624
White Cliffs
We account for our 51% ownership of White Cliffs under the equity method, as the other owners have substantive rights to participate in its management.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

3.	INVESTMENTS IN NON-CONSOLIDATED SUBSIDIARIES, Continued

In August 2012, the owners of White Cliffs approved an expansion project to construct a 12" pipeline from Platteville, Colorado to Cushing, Oklahoma. The project is expected to cost approximately $300 million, which will be funded by capital calls to owners. Our funding requirement will be 51% of the total cost. We have contributed approximately $97.8 million for project funding up through September 30, 2013, including $35.9 million and $95.5 million for the three months and nine months ended September 30, 2013, respectively, and estimate our expected remaining contributions to be $53.3 million, which will be made in 2014.
Certain summarized income statement information of White Cliffs for the three months and nine months ended September 30, 2013 and 2012 is shown below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$31,453	$28,522	$92,238	$76,910
Operating, general and administrative expenses	$5,141	$3,857	$14,433	$11,382
Depreciation and amortization expense	$4,720	$4,995	$14,150	$14,964
Net income	$21,579	$19,670	$63,642	$50,564
The equity in earnings of White Cliffs for the three months and nine months ended September 30, 2013 and 2012 reported in our condensed consolidated statement of operations and comprehensive income is less than 51% of the net income of White Cliffs for the same period. This is due to certain general and administrative expenses we incur in managing the operations of White Cliffs that the other owners are not obligated to share. Such expenses are recorded by White Cliffs and are allocated to our ownership interest. White Cliffs recorded $0.5 million and $24 thousand of such general and administrative expense for the three months ended September 30, 2013 and 2012, respectively, and $1.2 million and $1.5 million for the nine months ended September 30, 2013 and 2012, respectively.
NGL Energy Partners LP
We own 9,133,409 common units representing limited partner interests in NGL Energy Partners LP (NYSE: NGL) (“NGL Energy”), which represents approximately 17.0% of the total 53,622,659 limited partner units of NGL Energy outstanding at June 30, 2013, and a 11.78% interest in the general partner of NGL Energy.
At September 30, 2013, the fair market value of our 9,133,409 common unit investment in NGL Energy was $281.7 million, based on a September 30, 2013 closing price of $30.84 per common unit. This does not reflect our interest in the general partner of NGL Energy. The fair value of our limited partner investment in NGL Energy is categorized as a Level 1 measurement, as it is based on quoted market prices.
Our policy is to record our equity in earnings of NGL Energy on a one-quarter lag, as we do not expect information on the earnings of NGL Energy to always be available in time to consistently record the earnings in the quarter in which they are generated. Accordingly, the equity in earnings from NGL Energy, which is reflected in our condensed consolidated statements of operations and comprehensive income for the three months and nine months ended September 30, 2013 and 2012, relates to the earnings of NGL Energy for the three months and nine months ended June 30, 2013 and 2012, prorated for the period of time we held our ownership interest in NGL Energy.
Certain unaudited summarized income statement information of NGL Energy for the three months and nine months ended June 30, 2013 and 2012 is shown below (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Revenue	$1,385,957	$326,436	$4,341,778	$1,236,023
Cost of products sold	$1,303,076	$298,985	$3,989,511	$1,128,581
Operating, general and administrative expenses	$67,499	$33,298	$206,824	$76,015
Depreciation and amortization expense	$22,724	$9,227	$68,989	$21,260
Net income	$(17,508)	$(24,710)	$45,310	$(4,678)

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

3.	INVESTMENTS IN NON-CONSOLIDATED SUBSIDIARIES, Continued

Glass Mountain Pipeline, LLC
In May 2012, we formed a joint venture, Glass Mountain Pipeline, LLC (“Glass Mountain” or "GMP"), to construct, maintain and operate a 210-mile crude oil pipeline system ("the Glass Mountain Pipeline") originating in Alva and Arnett, Oklahoma and terminating at Cushing, Oklahoma. The Glass Mountain Pipeline is expected to be operational in January 2014. Once the pipeline is in service, it will be operated by a subsidiary of Rose Rock. Our original ownership interest in GMP was 25%. In September 2012, we acquired an additional 25% ownership interest in GMP, bringing our total ownership interest to 50% . We account for our investment in GMP using the equity method. As of September 30, 2013, we have invested $102.4 million in GMP including our capital contributions, amounts paid to acquire the additional ownership percentage, and capitalized interest. We invested $6.7 million and $28.0 million in GMP for the three months and nine months ended September 30, 2013, respectively. We expect to make additional contributions of approximately $26.5 million for the remainder of 2013 and $3.5 million in 2014.

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

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

4.	SEGMENTS, Continued

	Three Months Ended September 30, 2013
	Crude	SemStream	SemCAMS	SemGas	SemLogistics	SemMexico	Corporate and Other	Consolidated
				(dollars in thousands)
Revenues:
External	$181,831	$—	$48,979	$59,220	$2,169	$65,549	$—	$357,748
Intersegment	—	—	—	6,575	—	—	(6,575)	—
Total revenues	181,831	—	48,979	65,795	2,169	65,549	(6,575)	357,748
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	157,550	—	106	48,403	—	56,070	(6,575)	255,554
Operating	9,098	—	33,980	5,436	1,616	2,230	—	52,360
General and administrative	3,360	114	3,446	1,923	1,679	2,510	7,920	20,952
Depreciation and amortization	4,130	—	2,631	4,992	2,334	1,529	497	16,113
Loss (gain) on disposal of long-lived assets, net	—	—	—	679	—	(271)	—	408
Total expenses	174,138	114	40,163	61,433	5,629	62,068	1,842	345,387
Earnings from equity method investments	10,771	(3,288)	—	—	—	—	—	7,483
Operating income (loss)	18,464	(3,402)	8,816	4,362	(3,460)	3,481	(8,417)	19,844
Other expenses (income), net	3,634	(1,238)	4,720	880	(217)	(21)	5,536	13,294
Income (loss) from continuing operations before income taxes	$14,830	$(2,164)	$4,096	$3,482	$(3,243)	$3,502	$(13,953)	$6,550
Total assets at September 30, 2013 (excluding intersegment receivables)	$1,012,535	$187,632	$320,431	$510,129	$167,741	$95,317	$96,617	$2,390,402

For the three months ended September 30, 2013, one customer from our Crude segment accounted for 13% of our total consolidated revenue.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

4.	SEGMENTS, Continued

	Three Months Ended September 30, 2012
	Crude	SemStream	SemCAMS	SemGas	SemLogistics	SemMexico	Corporate and Other	Consolidated
				(dollars in thousands)
Revenues:
External	$131,616	$—	$54,301	$27,627	$2,213	$62,095	$—	$277,852
Intersegment	—	—	—	2,251	—	—	(2,251)	—
Total revenues	131,616	—	54,301	29,878	2,213	62,095	(2,251)	277,852
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	111,790	—	309	24,068	97	55,817	(2,251)	189,830
Operating	6,042	7	40,081	2,931	1,436	1,870	—	52,367
General and administrative	5,015	528	3,354	1,329	990	1,501	3,963	16,680
Depreciation and amortization	3,066	—	2,664	1,797	2,388	1,536	630	12,081
Gain on disposal of long-lived assets, net	(3,500)	—	—	(3)	—	(112)	—	(3,615)
Total expenses	122,413	535	46,408	30,122	4,911	60,612	2,342	267,343
Earnings from equity method investments	10,021	(6,905)	—	—	—	—	—	3,116
Operating income (loss)	19,224	(7,440)	7,893	(244)	(2,698)	1,483	(4,593)	13,625
Other expenses (income), net	(119)	(2,551)	3,419	(378)	337	(82)	11,075	11,701
Income (loss) from continuing operations before income taxes	$19,343	$(4,889)	$4,474	$134	$(3,035)	$1,565	$(15,668)	$1,924

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

4.	SEGMENTS, Continued

	Nine Months Ended September 30, 2013
	Crude	SemStream	SemCAMS	SemGas	SemLogistics	SemMexico	Corporate and Other	Consolidated
				(dollars in thousands)
Revenues:
External	$514,485	$—	$151,219	$135,782	$7,827	$160,375	$—	$969,688
Intersegment	—	—	—	15,678	—	—	(15,678)	—
Total revenues	514,485	—	151,219	151,460	7,827	160,375	(15,678)	969,688
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	446,507	—	290	111,141	—	138,372	(15,678)	680,632
Operating	20,527	1	116,372	13,869	5,303	6,741	—	162,813
General and administrative	10,778	430	10,933	5,112	4,285	7,175	16,174	54,887
Depreciation and amortization	11,327	—	7,925	9,353	6,987	4,467	1,504	41,563
Loss (gain) on disposal of long-lived assets, net	(25)	6	—	673	—	(784)	—	(130)
Total expenses	489,114	437	135,520	140,148	16,575	155,971	2,000	939,765
Earnings from equity method investments	31,861	7,828	—	—	—	—	—	39,689
Operating income (loss)	57,232	7,391	15,699	11,312	(8,748)	4,404	(17,678)	69,612
Other expenses (income), net	10,925	(3,399)	14,179	2,149	896	(339)	27,358	51,769
Income (loss) from continuing operations before income taxes	$46,307	$10,790	$1,520	$9,163	$(9,644)	$4,743	$(45,036)	$17,843

For the nine months ended September 30, 2013, two customers from our Crude segment each accounted for 10% of our total consolidated revenue.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

4.	SEGMENTS, Continued

	Nine Months Ended September 30, 2012
	Crude	SemStream	SemCAMS	SemGas	SemLogistics	SemMexico	Corporate and Other	Consolidated
				(dollars in thousands)
Revenues:
External	$468,748	$7	$169,149	$81,917	$8,610	$193,229	$—	$921,660
Intersegment	—	—	—	7,535	—	—	(7,535)	—
Total revenues	468,748	7	169,149	89,452	8,610	193,229	(7,535)	921,660
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	412,847	33	499	70,607	196	174,636	(7,535)	651,283
Operating	17,957	(18)	135,165	9,092	4,521	6,033	—	172,750
General and administrative	9,796	582	10,404	4,564	4,249	6,730	16,748	53,073
Depreciation and amortization	9,032	—	7,910	5,153	7,040	4,614	1,938	35,687
Gain on disposal of long-lived assets, net	(3,444)	—	—	(3)	—	(49)	—	(3,496)
Total expenses	446,188	597	153,978	89,413	16,006	191,964	11,151	909,297
Earnings from equity method investments	25,053	(2,150)	—	—	—	—	—	22,903
Operating income (loss)	47,613	(2,740)	15,171	39	(7,396)	1,265	(18,686)	35,266
Other expenses (income), net	(739)	(2,507)	13,974	924	1,805	233	11,214	24,904
Income (loss) from continuing operations before income taxes	$48,352	$(233)	$1,197	$(885)	$(9,201)	$1,032	$(29,900)	$10,362

5.	INVENTORIES
Inventories consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Crude oil	$32,720	$24,840
Asphalt and other	13,889	9,593
Total inventories	$46,609	$34,433

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

6.	FINANCIAL INSTRUMENTS
Fair value of financial instruments
We record certain financial assets and liabilities at fair value at each balance sheet date. The tables below summarize the balances of these assets and liabilities at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013			December 31, 2012
	Level 1	Netting*	Total	Level 1	Netting*	Total
Assets:
Commodity derivatives	$857	$(132)	$725	$22	$(22)	$—
Total assets	857	(132)	725	22	(22)	—
Liabilities:
Commodity derivatives	$132	$(132)	$—	$1,056	$(22)	$1,034
Warrants	46,350	—	46,350	32,858	—	32,858
Total liabilities	46,482	(132)	46,350	33,914	(22)	33,892
Net assets (liabilities) at fair value	$(45,625)	$—	$(45,625)	$(33,892)	$—	$(33,892)
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
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value levels. At September 30, 2013, all of our physical fixed price forward purchases and sales contracts were being accounted for as normal purchases and normal sales.
There were no financial assets or liabilities classified as Level 2 or Level 3 during the three months and nine months ended September 30, 2013 and 2012, as such no rollforward of activity has been presented.
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
The following table sets forth the unaudited notional quantities for commodity derivative instruments entered into (in thousands of barrels):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Sales	695	470	2,025	1,153
Purchases	805	380	2,095	1,066
We have not designated any of our commodity derivative instruments as accounting hedges. We record the fair value of our commodity derivative instruments on our condensed consolidated balance sheets in other current assets and other current liabilities in the following amounts (in thousands):

	September 30, 2013		December 31, 2012
	Assets	Liabilities	Assets	Liabilities
Commodity contracts	$725	$—	$—	$1,034
We have posted margin deposits as collateral with brokers who have the right of set off associated with these funds. Our margin accounts were in a net liability position at September 30, 2013 of $0.1 million. At December 31, 2012, our margin deposit balance was $1.9 million. These margin account balances have not been offset against our net commodity derivative instrument (contract) positions. Had these margin deposits been netted against our net commodity derivative instrument (contract) positions as of September 30, 2013 and December 31, 2012, we would have had net asset positions of $0.6 million and $0.8 million, respectively.
Realized and unrealized gains (losses) from our commodity derivatives were recorded to product revenue in the following amounts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Commodity contracts	$(1,652)	$(631)	$(2,430)	$(342)
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

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
7.     INCOME TAXES, Continued

The nine months ended September 30, 2013 includes a discrete tax benefit of $50.9 million for the partial release of our valuation allowance. The tax benefit was recorded for the three months ended March 31, 2013. Gain recognition, for tax purposes, on the contribution of a 33% interest in SemCrude Pipeline, L.L.C. to Rose Rock, as disclosed in Note 2, had a material impact to the available positive and objectively verifiable evidence for that quarter and, combined with other factors, resulted in the change in our assessment of recoverability of the deferred tax assets. Under ASC 740, "Income Taxes", such evidence was not considered in the valuation allowance at December 31, 2012, due to fundamentals of the transaction which remained subject to market influence until closed. We did not release the valuation allowance attributable to a small portion of our state net operating loss carryovers which have shorter carryover periods. We have not released the valuation allowance on the foreign tax credits due to the foreign tax credit limitation and the relative subjectivity of forecasts of the relational magnitude of U.S. and foreign taxable income in future periods, as well as the shorter carryover period available for the credits.

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

The effective tax rate was 52% and 109% for the three months ended September 30, 2013 and 2012, respectively, and (231)% and 10% for the nine months ended September 30, 2013 and 2012, respectively. The rate for the three months ended September 30, 2013 is impacted by a $3.3 million discrete deferred tax benefit resulting from enactment of U.K. tax rate reductions for future periods. Significant items that impacted the effective tax rate for each period, as compared to the U.S. federal statutory rate of 35%, include earnings in foreign jurisdictions taxed at lower rates, a noncontrolling interest in Rose Rock for which taxes are not provided, warrant expense which is not deductible for tax purposes, and the impact of the valuation allowance or release recorded against our deferred tax assets. Further, the foreign earnings are taxed in foreign jurisdictions as well as in the U.S., since they are disregarded entities for U.S. federal income tax purposes. Deferred tax liabilities, with the exception of those related to certain long-lived assets, have been considered as a source of future taxable income in establishing the amount of the valuation allowance. These combined factors, and the magnitude of permanent items impacting the tax rate relative to income from continuing operations before income taxes, result in rates that are not comparable between the periods.

8.	LONG-TERM DEBT
Our long-term debt consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
SemGroup 7.50% senior unsecured notes	$300,000	$—
SemGroup corporate revolving credit facility	155,000	201,500
Rose Rock credit facility	85,000	4,500
SemMexico credit facility	—	—
Capital leases	69	86
Total long-term debt	$540,069	$206,086
less: current portion of long-term debt	26	24
Noncurrent portion of long-term debt	$540,043	$206,062
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

II, L.P., SemMaterials, L.P., SemStream, L.P., SemGroup Europe Holding, L.L.C., SemOperating G.P., L.L.C., SemMexico, L.L.C., SemDevelopment, L.L.C., Rose Rock Midstream Holdings, LLC, Wattenberg Holding, LLC, Glass Mountain Holding, LLC and Mid-America Midstream Gas Services, L.L.C. (collectively, the "Guarantors").
The net proceeds from the offering were $294.0 million, after deducting the initial purchasers' discount. We used the net proceeds from the offering to (i) fund a portion of our acquisition on August 1, 2013, of all the outstanding equity interests in Mid-America Midstream Gas Services, L.L.C., a subsidiary of Chesapeake Energy Corporation, and (ii) during the second quarter of 2013, repay amounts borrowed under our revolving credit facility.
The Notes are governed by an indenture, as supplemented, between the Company and its subsidiary Guarantors and Wilmington Trust, N.A., as trustee (the “Indenture”). The Indenture includes customary covenants, including limitations on our ability to incur additional indebtedness or issue certain preferred shares; pay dividends and make certain distributions, investments and other restricted payments; create certain liens; sell assets; enter into transactions with affiliates; enter into sale and lease-back transactions; merge, consolidate, sell or otherwise dispose of all or substantially all of our assets; and designate our subsidiaries as unrestricted under the Indenture.
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
The Notes are effectively subordinated in right of payment to any of our, and the Guarantors', existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to the obligations of any subsidiary that is not a guarantor of the Notes.
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
The Notes are also subject to a Registration Rights Agreement which requires the Company to file a registration statement with the SEC and to use commercially reasonable efforts to cause the registration statement to be declared effective by the SEC so that holders of the Notes can exchange the Notes and related guarantees for registered notes (the "Exchange Notes") and guarantees that have substantially identical terms as the Notes and related guarantees. The guarantees of the Exchange Notes will be full and unconditional and will constitute the joint and several obligations of the Guarantors. Failure to meet the terms of the Registration Rights Agreement will require the Company to pay

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

8.	LONG-TERM DEBT, Continued

incremental interest of 0.25% per annum, increased by an additional 0.25% per annum for each 90-day period for which registration default continues (up to a maximum of 1.0% per annum).
Interest on the Notes is payable in arrears on June 15th and December 15th to holders of record on June 1st and December 1st each year until maturity. For the three and nine months ended September 30, 2013, we incurred $6.0 million and $7.1 million of interest expense related to the Notes, respectively, including the amortization of debt issuance costs. At September 30, 2013, we had $6.4 million of unamortized debt issuance costs related to the Notes included in other noncurrent assets on our condensed consolidated balance sheet.
At September 30, 2013, we were in compliance with the terms of the Notes.
SemGroup corporate credit agreement
Our revolving credit facility had a capacity of $500 million at September 30, 2013. This capacity may be used either for cash borrowings or letters of credit, although the maximum letter of credit capacity is $250 million. At September 30, 2013, we had $155 million outstanding cash borrowings on this facility and outstanding letters of credit of $4.5 million.
The interest rate in effect at September 30, 2013, on $155 million of alternate base rate ("ABR") borrowings was 5.5%. At September 30, 2013, the rate in effect on letters of credit was 3.25%. In addition, a fronting fee of 0.25% is charged on outstanding letters of credit. A commitment fee of 0.5% is charged on any unused capacity on the revolving credit facility.
At September 30, 2013, $4.8 million in capitalized loan fees, net of accumulated amortization, was recorded in other noncurrent assets, which is being amortized over the life of the facility.
We recorded interest expense related to the SemGroup revolving credit facility of $2.3 million and $1.7 million for the three months ended September 30, 2013 and 2012, respectively, including amortization of debt issuance costs. We recorded interest expense related to the SemGroup revolving credit facility of $5.0 million and $4.9 million for the nine months ended September 30, 2013 and 2012, respectively, including amortization of debt issuance costs.
At September 30, 2013, we were in compliance with the terms of the credit agreement.
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
Rose Rock credit facility
At September 30, 2013, there was $85.0 million outstanding cash borrowings under the Rose Rock revolving credit facility, of which $55.0 million incurred interest at the ABR plus an applicable margin, and $30 million incurred interest at the Eurodollar rate plus an applicable margin. The interest rate in effect at September 30, 2013 on $55.0 million of ABR borrowings was 4.50%. The interest rate in effect at September 30, 2013 on $30 million of Eurodollar rate borrowings was 2.53%.
Rose Rock had $31.8 million in outstanding letters of credit, and the rate in effect was 2.25%. In addition, a fronting fee of 0.25% is charged on outstanding letters of credit. A commitment fee that ranges from 0.375% to 0.50%, depending on a leverage ratio specified in the credit agreement, is charged on any unused capacity of the revolving credit facility.
On January 11, 2013, the credit facility capacity was increased to $385 million and Rose Rock borrowed $133.5 million in connection with the purchase of a 33% interest in SCPL from SemGroup and to pay transaction related expenses. Approximately $1.6 million of related costs have been capitalized and will be amortized over the remaining life of the facility.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

8.	LONG-TERM DEBT, Continued

On September 20, 2013, the credit agreement was amended to extend the agreement to September 20, 2018 and permit the increase of the facility by not more than $200 million, subject to certain conditions. The amended agreement allows the Rose Rock to incur unsecured or subordinated debt without limitation, subject to certain conditions, and provides alternative financial performance covenants at Rose Rock's election after the issuance of $200 million or more unsecured or subordinated debt, in aggregate. Additionally, the interest rate and commitment fees related to the revolving facility were lowered.
Rose Rock had $7.6 million of Secured Bilateral Letters of Credit outstanding at September 30, 2013. The interest rate in effect was 1.75% on $0.6 million and 2.0% on $7.0 million. Secured Bilateral Letters of Credit are external to the facility and do not reduce revolver availability.
We recorded $1.9 million and $0.5 million of interest expense related to this facility during the three months ended September 30, 2013 and 2012, respectively, including amortization of debt issuance costs. We recorded $6.1 million and $1.4 million of interest expense related to this facility during the nine months ended September 30, 2013 and 2012, respectively, including amortization of debt issuance costs.
At September 30, 2013, $3.7 million in capitalized loan fees, net of accumulated amortization, was recorded in other noncurrent assets, which is being amortized over the life of the facility.
At September 30, 2013, we were in compliance with the terms of the credit agreement.
SemMexico facilities
During the third quarter, SemMexico renewed a credit agreement that allows SemMexico to borrow up to 56 million Mexican pesos (U.S. $4.3 million at the September 30, 2013 exchange rate) at any time during the term of the facility. The new maturity date of the facility is July 2014. Borrowings are unsecured and bear interest at the bank prime rate in Mexico plus 1.70%. At September 30, 2013, there were no borrowings outstanding on this facility.
On June 13, 2012, SemMexico entered into a credit agreement that allows SemMexico to borrow up to 44 million Mexican pesos (U.S. $3.3 million at the September 30, 2013 exchange rate) at any time during the term of the facility, which matures in June 2015. Borrowings are unsecured and bear interest at the bank prime rate in Mexico plus 2.0%. At September 30, 2013, there were no outstanding borrowings on this facility.
SemMexico also has outstanding letters of credit of 292.8 million Mexican pesos at September 30, 2013 (U.S. $22.3 million at the September 30, 2013 exchange rate). Fees are generally charged on outstanding letters of credit at a rate of 0.5%.
At September 30, 2013, we were in compliance with the terms of these facilities.
Capitalized interest
During the nine months ended September 30, 2013 and 2012, we capitalized interest from our credit facilities of $2.9 million and $0.2 million, respectively.
Fair value
We estimate the fair value of our senior unsecured notes to be $306 million at September 30, 2013, based on unadjusted, transacted market prices, which is categorized as a Level 1 measurement. We estimate that the fair value of our other long-term debt was not materially different than the recorded values at September 30, 2013. It is our belief that neither the market interest rates nor our credit profile have changed significantly enough to have had a material impact on the fair value of our other debt outstanding at September 30, 2013. This estimate is categorized as a Level 3 measurement.

9.	COMMITMENTS AND CONTINGENCIES
Bankruptcy matters
On July 22, 2008 (the “Petition Date”), SemGroup, L.P. and certain subsidiaries filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Also on July 22, 2008, SemGroup, L.P.'s Canadian subsidiaries filed for creditor protection in Canada. Later during 2008, certain other U.S. subsidiaries filed petitions for reorganization. While in bankruptcy, SemGroup, L.P. filed a plan of reorganization with the court, which was confirmed on October 28, 2009 (the “Plan of Reorganization”). The Plan of Reorganization determined, among other things, how pre-Petition Date

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
Luke Oil appeal. On October 21, 2009, Luke Oil Company, C&S Oil/Cross Properties, Inc., Wayne Thomas Oil and Gas and William R. Earnhardt Company (collectively, “Luke Oil”) filed an objection to the Plan of Reorganization “to the extent that the Plan of Reorganization may alter, impair, or otherwise adversely affect Luke Oil’s legal rights or other interests.” On October 28, 2009, the bankruptcy court overruled the Luke Oil objection and entered the confirmation order. On November 6, 2009, Luke Oil filed a Notice of Appeal. On December 23, 2009, Luke Oil’s appeal was docketed in the United States District Court for the District of Delaware. We filed a motion to dismiss the appeal as equitably moot. On May 21, 2012, the District Court entered an order granting our motion to dismiss Luke Oil's appeal of the confirmation order. On June 18, 2012, Luke Oil filed its Notice of Appeal, notifying the District Court and the parties to the lawsuit that it was appealing the decision of the District Court to the United States Court of Appeals for the Third Circuit. On August 27, 2013, the United States Court of Appeals for the Third Circuit issued an opinion, and on September 18, 2013 issued a judgment, reversing the District Court’s dismissal of the confirmation order and remanding the case to the District Court for consideration on the merits of Luke Oil’s appeal of the confirmation order. On October 1, 2013, at the request of the parties, the District Court entered an order staying the case and referring it to a magistrate judge for mediation. While we believe that this action is without merit and are vigorously defending this matter on appeal, an adverse ruling on this action could have a material adverse impact on us.

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
Blueknight claim
Blueknight Energy Partners, L.P. (“Blueknight”), which was formerly a subsidiary of SemGroup, together with other entities related to Blueknight, entered into a Shared Services Agreement on April 7, 2009, with SemCrude, L.P., now known as Rose Rock Midstream Crude, L.P. (“SemCrude”) and SemManagement, L.L.C. (which are currently subsidiaries of SemGroup). The services provided by SemCrude to Blueknight under this agreement included assisting Blueknight with movement of crude oil belonging to Blueknight’s customers and with the operation of Blueknight’s Oklahoma pipeline system and its Cushing, Oklahoma terminal. Under the subsequent amendments to the agreements beginning in May 2010, certain of these services were phased out, and Blueknight began to perform all services necessary for the movement of its crude oil and the operation of its Cushing terminal without SemCrude’s assistance.
In a letter dated August 18, 2011, Blueknight claimed that SemCrude owes Blueknight approximately 141,000 barrels of crude oil. We responded to Blueknight’s letter denying their charges and requesting documentation from Blueknight of its claim. On February 14, 2012, after months of interaction between the parties through which Blueknight was requested to substantiate its claim, Blueknight filed suit against SemCrude and other related companies in the District Court of Oklahoma County, Oklahoma. On May 1, 2012, the case was transferred to Tulsa County, Oklahoma. On July 2, 2012, the Tulsa County District Court appointed a Special Master to review terminal operations accounting records and determine whether 141,000 barrels of crude oil owned by Blueknight is missing after three months of operations in April through June, 2010. On June 11, 2013, the Special Master’s Report was filed with the District Court finding a shortage in Blueknight’s Cushing terminal and Oklahoma pipeline system of 148,000 barrels. However, after a review of all records created during that three month time period, the Special Master was unable to determine how the shortage might have occurred and she was unable to determine the ownership of the potential shortage.
We are currently seeking discovery in the District Court of documentation and testimony on the potential cause and the impact, if any, of the shortage found by the Special Master. Blueknight is resisting discovery and has asked for summary judgment against SemCrude and the other defendants for the entire terminal and pipeline system shortage. We will continue to defend our position; however, we cannot predict the outcome.
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
A water pipeline break occurred at a SemCAMS facility during August 2010. This resulted in a spill of material that was predominantly salt water containing a small amount of hydrocarbons. The incident was investigated by Environment Canada and Alberta Environment. On February 14, 2012, charges were filed against SemCAMS by the Federal Government of Canada (Department of Fisheries) and the Province of Alberta (Alberta Environment) in connection with this incident. SemCAMS and the Federal and Provincial Crowns are discussing a resolution of the charges on specific terms. We expect that the matter will be finally resolved by the end of the year. We accrued a liability for estimated fines and environmental contributions of $0.4 million in December 2010, which we still carry on our books at September 30, 2013.
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
Asset retirement obligations
We will be required to incur significant removal and restoration costs when we retire our natural gas gathering and processing facilities in Canada. We have recorded an asset retirement obligation liability of $42.1 million at September 30, 2013, which is included within other noncurrent liabilities on our condensed consolidated balance sheets. This amount was calculated using the $104.6 million cost we estimate we would incur to retire these facilities, discounted based on our risk-adjusted cost of borrowing and the estimated timing of remediation.
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
Purchase and sale commitments
We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We account for derivatives at fair value with the exception of commitments which have been designated as normal purchases and sales for which we do not record assets or liabilities related to these agreements until the product is purchased or sold. At September 30, 2013, such commitments included the following (in thousands):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

9.	COMMITMENTS AND CONTINGENCIES, Continued

	Volume (Barrels)	Value
Fixed price purchases	202	$20,324
Fixed price sales	330	$34,749
Floating price purchases	18,016	$1,781,247
Floating price sales	18,600	$1,814,662
Certain of the commitments shown in the table above relate to agreements to purchase product from a counterparty and to sell a similar amount of product (in a different location) to the same counterparty. Many of the commitments shown in the table above are cancellable by either party, as long as notice is given within the time frame specified in the agreement (generally 30 to 120 days).
Our SemGas segment has a take or pay contractual obligation related to the fractionation of natural gas liquids. This obligation began in July 2011 and continues through June 2023, subsequent to the extension of the agreement in the second quarter of 2013. At September 30, 2013, approximately $25.8 thousand was due under the contract and the amount of future obligation is approximately $88.2 million. SemGas also enters into contracts under which we are responsible for marketing the majority of the gas and natural gas liquids produced by the counterparties to the agreements. The majority of SemGas’ revenues were generated from such contracts.
See Note 3 for commitments related to Glass Mountain Pipeline LLC and the White Cliffs expansion project.

10.	EQUITY
Unaudited condensed consolidated statement of changes in owners’ equity
The following table shows the changes in our consolidated owners’ equity accounts from December 31, 2012 to September 30, 2013 (in thousands):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

10.	EQUITY, Continued

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Owners’ Equity
Balance at December 31, 2012	$420	$1,039,189	$(242)	$(145,674)	$(1,299)	$129,134	$1,021,528
Net income	—	—	—	44,784	—	14,429	59,213
Other comprehensive income (loss), net of income taxes	—	—	—	—	(4,307)	—	(4,307)
Distributions to noncontrolling interests	—	—	—	—	—	(11,458)	(11,458)
Rose Rock Midstream, L.P. equity issuance	—	—	—	—	—	210,226	210,226
Transfer of SemCrude Pipeline interest to Rose Rock*	—	56,800	—	—	—	(90,516)	(33,716)
Warrants settlements	4	23,754	—	—	—	—	23,758
Dividends paid	—	(16,387)	—	—	—	—	(16,387)
Unvested dividend equivalent rights	—	(47)	—	—	—	(33)	(80)
Non-cash equity compensation	—	4,733	—	—	—	578	5,311
Issuance of common stock under compensation plans	1	(1)	—	—	—	—	—
Repurchase of common stock	—	—	(371)	—	—	—	(371)
Balance at September 30, 2013	$425	$1,108,041	$(613)	$(100,890)	$(5,606)	$252,360	$1,253,717
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
Accumulated other comprehensive loss
The following table presents the changes in the components of accumulated other comprehensive loss from December 31, 2012 to September 30, 2013 (in thousands):

	Currency Translation	Employee Benefit Plans	Total
Balance at December 31, 2012	$1,855	$(3,154)	$(1,299)
Currency translation adjustment	(4,444)	—	(4,444)
Changes related to benefit plans, net of income tax expense of $46	—	137	137
Balance at September 30, 2013	$(2,589)	$(3,017)	$(5,606)
There were no significant items reclassified out of accumulated other comprehensive loss to net income for the three months and nine months ended September 30, 2013.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

10.	EQUITY, Continued

Common stock
Upon emergence from bankruptcy, we issued 40,882,496 shares of common stock. The Plan of Reorganization specified that we were to issue an additional 517,500 shares of common stock in settlement of pre-petition claims. As of September 30, 2013, we have issued 226,016 shares of this stock and will issue the remainder as the process of resolving the claims progresses. The owners’ equity balances on the condensed consolidated balance sheets include the shares that are required to be issued in settlement of pre-petition claims. The shares of common stock reflected on the condensed consolidated balance sheet at September 30, 2013 are summarized below:

Shares issued on Emergence Date	40,882,496
Shares subsequently issued in settlement of pre-petition claims	226,016
Remaining shares required to be issued in settlement of pre-petition claims	291,484
Issuance of shares under employee and director compensation programs(*)	689,320
Shares issued upon exercise of warrants	441,325
Total shares	42,530,641
Par value per share	$0.01
Common stock on September 30, 2013 balance sheet (in thousands)	$425
(*) These shares include 105,738 shares which vested during the nine months ended September 30, 2013. Of these vested shares, recipients sold back to the Company 8,591 shares to satisfy tax withholding obligations which are being recognized at cost as treasury stock on the condensed consolidated balance sheet.
In addition to the shares in the table above, there are shares of unvested restricted stock outstanding at September 30, 2013. The par value of these shares has not yet been reflected in common stock on the condensed consolidated balance sheet, as these shares have not yet vested. There are also shares of restricted stock that were returned to treasury upon forfeiture. The par value of these shares is not reflected in the condensed consolidated balance sheet, as no accounting recognition is given to forfeited shares.
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
Equity-based compensation
We have reserved common stock for issuance pursuant to director and employee compensation programs. At September 30, 2013, there were approximately 534,000 unvested shares that have been granted under these programs. The par value of these shares is not reflected in common stock on the condensed consolidated balance sheet, as these shares have not yet vested. Shares of restricted stock awards that were forfeited were returned to treasury. The par value of these shares is not reflected in the condensed consolidated balance sheet, as no accounting recognition is given to forfeited shares. For certain of the awards, the number of shares that will vest is contingent upon our achievement of certain specified targets. If we meet the specified maximum targets, approximately 141,000 additional shares could vest. The holders of certain restricted stock awards granted prior to 2013 are entitled to equivalent dividends (“UDs”) to be received upon vesting of the restricted stock awards. The dividends will be settled in common shares based on the market price of our Class A shares as of the close of business on the vesting date. The UDs are subject to the same forfeiture and acceleration conditions as the associated restricted stock awards. At September 30, 2013, the value of the UDs related to unvested restricted stock awards was approximately $78 thousand. This is equivalent to 1,366 Class A shares based on the quarter end close of business market price of our Class A shares of $57.02 per share. Dividends related to the 2013 restricted stock awards will be settled in cash upon vesting.
During the nine months ended September 30, 2013, we have issued 201,451 restricted stock awards with a weighted average grant date fair value of $52.78 per award.
Warrants
Upon emergence from bankruptcy, we issued 1,634,210 warrants. The Plan of Reorganization specified that we were to issue an additional 544,737 warrants in settlement of the pre-petition claims. As of September 30, 2013, we have issued

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

10.	EQUITY, Continued

237,897 of the warrants and will issue the remainder as the process of resolving the claims progresses. The warrants are traded on the New York Stock Exchange under the ticker symbol SEMGWS. We classify the warrant fair value as a Level 1 measurement. The warrants reflected on the condensed consolidated balance sheet at September 30, 2013 are summarized below:

Warrants issued on Emergence Date	1,634,210
Warrants subsequently issued in settlement of pre-petition claims	237,897
Remaining warrants to be issued in settlement of pre-petition claims	306,840
Warrants exercised (*)	(818,124)
Total warrants at September 30, 2013	1,360,823
Fair value per warrant at September 30, 2013	$34.06
Warrant value included within other noncurrent liabilities on September 30, 2013 consolidated balance sheet	$46,349,631

(*) During the nine months ended September 30, 2013, certain warrant holders exercised a total of 772,817 warrants resulting in the issuance of 425,618 Class A shares.
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
Dividends
On May 30, 2013, we paid a dividend of $0.19 per share to shareholders of record on May 20, 2013. On August 30, 2013, we paid a dividend of $0.20 per share to shareholders of record on August 19, 2013.
On November 6, 2013, we declared a dividend of $0.21 per share payable on December 3, 2013 to shareholders of record on November 22, 2013.

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
The following summarizes the calculation of basic earnings (loss) per share for the three months and nine months ended September 30, 2013 and 2012 (in thousands, except per share amounts):

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Continuing Operations	Discontinued Operations	Net	Continuing Operations	Discontinued Operations	Net
Income	$3,137	$(2)	$3,135	$(167)	$(265)	$(432)
less: Income attributable to noncontrolling interests	5,054	—	5,054	2,336	—	2,336
Numerator	$(1,917)	$(2)	$(1,919)	$(2,503)	$(265)	$(2,768)
Common stock issued and to be issued pursuant to Plan of Reorganization	41,400	41,400	41,400	41,400	41,400	41,400
Weighted average common stock outstanding issued under compensation plans and warrant exercises	1,128	1,128	1,128	549	549	549
Denominator	42,528	42,528	42,528	41,949	41,949	41,949
Basic earnings (loss) per share	$(0.05)	$—	$(0.05)	$(0.06)	$(0.01)	$(0.07)

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Continuing Operations	Discontinued Operations	Net	Continuing Operations	Discontinued Operations	Net
Income	$59,148	$65	$59,213	$9,377	$(456)	$8,921
less: Income attributable to noncontrolling interests	14,429	—	14,429	7,915	—	7,915
Numerator	$44,719	$65	$44,784	$1,462	$(456)	$1,006
Common stock issued and to be issued pursuant to Plan of Reorganization	41,400	41,400	41,400	41,400	41,400	41,400
Weighted average common stock outstanding issued under compensation plans and warrant exercises	874	874	874	530	530	530
Denominator	42,274	42,274	42,274	41,930	41,930	41,930
Basic earnings (loss) per share	$1.06	$—	$1.06	$0.03	$(0.01)	$0.02

The following summarizes the calculation of diluted earnings (loss) per share for the three months and nine months ended September 30, 2013 and 2012 (in thousands, except per share amounts):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

11.	EARNINGS PER SHARE, Continued

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Continuing Operations	Discontinued Operations	Net	Continuing Operations	Discontinued Operations	Net
Income	$3,137	$(2)	$3,135	$(167)	$(265)	$(432)
less: Income attributable to noncontrolling interests	5,054	—	5,054	2,336	—	2,336
Numerator	$(1,917)	$(2)	$(1,919)	$(2,503)	$(265)	$(2,768)
Common stock issued and to be issued pursuant to Plan of Reorganization	41,400	41,400	41,400	41,400	41,400	41,400
Weighted average common stock outstanding issued under compensation plans and warrant exercises	1,128	1,128	1,128	549	549	549
Effect of dilutive securities	—	—	—	—	—	—
Denominator	42,528	42,528	42,528	41,949	41,949	41,949
Diluted earnings (loss) per share	$(0.05)	$—	$(0.05)	$(0.06)	$(0.01)	$(0.07)

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Continuing Operations	Discontinued Operations	Net	Continuing Operations	Discontinued Operations	Net
Income	$59,148	$65	$59,213	$9,377	$(456)	$8,921
less: Income attributable to noncontrolling interests	14,429	—	14,429	7,915	—	7,915
Numerator	$44,719	$65	$44,784	$1,462	$(456)	$1,006
Common stock issued and to be issued pursuant to Plan of Reorganization	41,400	41,400	41,400	41,400	41,400	41,400
Weighted average common stock outstanding issued under compensation plans and warrant exercises	874	874	874	530	530	530
Effect of dilutive securities	270	270	270	252	252	252
Denominator	42,544	42,544	42,544	42,182	42,182	42,182
Diluted earnings (loss) per share	$1.05	$—	$1.05	$0.03	$(0.01)	$0.02
During the three months and nine months ended September 30, 2013, we recorded expenses of $4.8 million and $37.0 million, respectively, related to the change in fair value of the warrants. During the three months and nine months ended September 30, 2012, we recorded expenses of $9.5 million and $17.1 million related to the change in fair value of the warrants. Because the mark to market valuation of the warrants resulted in losses, the warrants would have been antidilutive and, therefore, were not included in the computation of diluted earnings per share.
As we experienced losses from continuing operations for the three months ended September 30, 2013 and 2012, the equity based compensation (described in Note 10) did not cause any dilution.

12.	SUPPLEMENTAL CASH FLOW INFORMATION
The following table summarizes the changes in the components of operating assets and liabilities shown on our condensed consolidated statements of cash flows (in thousands):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

12.	SUPPLEMENTAL CASH FLOW INFORMATION, Continued

	Nine Months Ended September 30,
	2013	2012
Decrease (increase) in restricted cash	$451	$4,691
Decrease (increase) in accounts receivable	(30,977)	(116,987)
Decrease (increase) in receivable from affiliates	(6,861)	622
Decrease (increase) in inventories	(13,983)	(1,804)
Decrease (increase) in derivatives and margin deposits	1,972	457
Decrease (increase) in other current assets	2,269	8,393
Decrease (increase) in other assets	258	2,457
Increase (decrease) in accounts payable and accrued liabilities	50,614	97,638
Increase (decrease) in payable to affiliates	2,102	(5,160)
Increase (decrease) in payables to pre-petition creditors	(416)	(4,541)
Increase (decrease) in other noncurrent liabilities	(1,349)	2,942
	$4,080	$(11,292)

Other supplemental disclosures
We recorded a $90.5 million reduction to noncontrolling interests in consolidated subsidiaries and an offsetting increase to additional paid-in capital of $56.8 million (net of tax impact of $33.7 million). This non-cash entry represents the portion of the proceeds in excess of historical cost which were attributed to Rose Rock's third-party unitholders related to Rose Rock's purchase of a 33% interest in SCPL (Note 2).
During the nine months ended September 30, 2013, we issued 425,618 Class A units related to the exercise of 772,817 warrants resulting in the non-cash reclassification of $23.5 million from other noncurrent liabilities to common stock and additional paid-in capital. Cash proceeds of $0.2 million were received in connection with the warrant exercises.
We paid cash interest of $7.3 million and $4.4 million for the nine months ended September 30, 2013 and 2012, respectively.
We paid cash for income taxes (net of refunds received) of $6.6 million and $5.5 million for the nine months ended September 30, 2013 and 2012, respectively.
We incurred liabilities for construction work in process that had not been paid of $16.4 million and $7.0 million as of September 30, 2013 and 2012, respectively. Such amounts are not included in capital expenditures on the consolidated statements of cash flows.
At September 30, 2013, we had a non-cash accrual of goodwill of $9.0 million from unpaid invoices which represent purchase price adjustments related to the acquisition of Mid-America Midstream Gas Services, L.L.C. This amount is not included in acquisition of Mid-America Midstream Gas Services, L.L.C. on the consolidated statement of cash flows.

13.	RELATED PARTY TRANSACTIONS
NGL Energy
As described in Note 3, we own interests in NGL Energy, which we account for under the equity method.
During the three and nine months ended September 30, 2013 and 2012, we generated the following transactions with NGL Energy (in thousands):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
13.     RELATED PARTY TRANSACTIONS, Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$31,043	$14,395	$66,367	$41,945
Purchases	$8,018	$6,009	$8,018	$36,573
Reimbursements from NGL Energy for transition services	$60	$28	$156	$526
High Sierra Crude Oil and Marketing, LLC
We generated revenues from High Sierra Crude Oil and Marketing, LLC ("High Sierra"), which is a subsidiary of NGL Energy, of $15.7 million and $12.4 million for the three months ended September 30, 2013 and 2012, respectively. We generated revenues from High Sierra of $68.6 million and $23.4 million for the nine months ended September 30, 2013 and 2012, respectively. Purchases from High Sierra were $6.5 million and $16.3 million for the three months ended September 30, 2013 and 2012, respectively. Purchases from High Sierra were $34.7 million and $32.2 million for the nine months ended September 30, 2013 and 2012, respectively. Transactions with High Sierra primarily relate to transportation and marketing of crude oil and condensate. In accordance with ASC 845-10-15, these transactions were reported as revenue on a net basis in our condensed consolidated statements of operations and comprehensive income as the purchases of inventory and subsequent sales of the inventory were with the same counterparty.
White Cliffs
As described in Note 3, we account for our ownership interest in White Cliffs under the equity method. During the three months ended September 30, 2013 and 2012, we generated storage revenue from White Cliffs of approximately $0.8 million and $0.6 million, respectively. We generated storage revenue from White Cliffs of approximately $2.1 million and $1.8 million during the nine months ended September 30, 2013 and 2012, respectively.
Glass Mountain
As described in Note 3, in May 2012, we formed a joint venture, Glass Mountain, to construct, maintain and operate a 210-mile crude oil pipeline system originating in Alva and Arnett, Oklahoma and terminating at Cushing, OK. In connection with the pipeline project, Glass Mountain entered into a Pipeline Construction Management Agreement with Glass Mountain Holding, LLC ("GMH"), a wholly-owned subsidiary of SemGroup. The Pipeline Construction Management Agreement appoints GMH as construction manager of the pipeline project for which GMH will receive $0.9 million prorated over the period of construction. For the three months and the nine months ended September 30, 2013, Glass Mountain paid $0.1 million and $0.4 million to GMH pursuant to this agreement, the remaining balance of $0.1 million will be received by GMH over the period of construction.
Legal services
The law firm of Conner & Winters, LLP, of which Mark D. Berman is a partner, performs legal services for us. Mr. Berman is the spouse of Candice L. Cheeseman, General Counsel and Secretary. Mr. Berman does not perform any legal services for us. SemGroup paid $0.6 million and $0.5 million in legal fees and related expenses to this law firm during the three months ended September 30, 2013 and 2012, respectively (of which $68.0 thousand and $9.9 thousand was paid by White Cliffs during the three months ended September 30, 2013 and 2012, respectively). SemGroup paid $1.6 million and $1.2 million in legal fees and related expenses to this law firm during the nine months ended September 30, 2013 and 2012, respectively (of which $79.6 thousand and $56.1 thousand was paid by White Cliffs during the nine months ended September 30, 2013 and 2012, respectively).

14.	ACQUISITIONS
Mid-America Midstream Gas Services, L.L.C.
On August 1, 2013, we acquired the equity interest of Mid-America Midstream Gas Services, L.L.C. ("MMGS"), a wholly owned subsidiary of Chesapeake Energy Corporation (NYSE: CHK)("Chesapeake"), which is the owner of gas gathering and processing assets in the Mississippi Lime play for approximately $316.1 million in cash. We incurred

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

14.     ACQUISITIONS, Continued

approximately $3.6 million in transaction related general and administrative expenses. The transaction was funded through the combination of a portion of the net proceeds from the sale of the Notes and a borrowing under the revolving credit facility under SemGroup's corporate credit agreement. Highlights of the acquisition include the following:

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
We have included MMGS in our condensed consolidated financial statements as of August 1, 2013 in our SemGas segment. During the three months and nine months ended September 30, 2013, our condensed consolidated statements of operations and comprehensive income did not include material amounts of revenue or operating income related to MMGS. The proforma impact to comparative prior year periods, had the acquisition occurred at the beginning of the comparative prior year period, is not significant as the business is in the development stage.
We have received a preliminary independent appraisal of the fair value of the assets acquired in the MMGS acquisition. The estimates of fair value reflected as of September 30, 2013 are subject to change and such changes could be material. We currently expect to complete this process prior to filing our Form 10-K for the year ending December 31, 2013. We have preliminarily estimated the fair value of the assets acquired as follows (in thousands):

Property, plant and equipment	$123,316
Customer contract intangible	169,244
Goodwill	23,587
Total assets acquired	$316,147
Goodwill represents the excess of the estimated consideration paid for the acquired business over the fair value of the individual assets acquired. Goodwill primarily represents the value of synergies between the acquired entity and the Company and the opportunity to use the acquired business as a platform for growth. We estimate that all of the goodwill will be deductible for federal income tax purposes and will be amortized on a straight-line basis over 15 years.
Barcas Field Services, LLC
On August 1, 2013, our consolidated subsidiary, Rose Rock, executed a definitive agreement to acquire the assets of Barcas Field Services, LLC ("Barcas"), which owns and operates a crude oil trucking fleet for $50.0 million in cash. The transaction closed on September 1, 2013. Highlights of the acquisition include the following:

•	114 trucks, 120 trailers and miscellaneous equipment; and

•	a long-term take-or-pay customer transportation agreement.
We have included Barcas in our condensed consolidated financial statements as of September 1, 2013 in our Crude segment. During the three months and nine months ended September 30, 2013, our condensed consolidated statements of operations and comprehensive income did not include material amounts of revenue or operating income related to Barcas. The proforma impact to comparative prior year periods, had the acquisition occurred at the beginning of the comparative prior year period, is not significant.
We have received a preliminary independent appraisal of the fair value of the assets acquired in the Barcas acquisition. The estimates of fair value reflected as of September 30, 2013 are subject to change and such changes could be material. We currently expect to complete this process prior to filing our Form 10-K for the year ending December 31, 2013. We

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

14.     ACQUISITIONS, Continued

have preliminarily estimated the fair value of the assets acquired as follows (in thousands):

Property, plant and equipment	$16,690
Customer contract intangible	6,018
Goodwill	27,261
Total assets acquired	$49,969
Goodwill represents the excess of the estimated consideration paid for the acquired business over the fair value of the individual assets acquired. Goodwill primarily represents the value of synergies between the acquired entity and the Company, the opportunity to use the acquired business as a platform for growth, and the acquired assembled workforce. We estimate that all of the goodwill will be deductible for federal income tax purposes and will be amortized on a straight-line basis over 15 years.
NGL Energy
On August 6, 2013, we completed the acquisition of approximately 5.36% of the general partner of NGL Energy, which increases our ownership of NGL Energy's general partner to 11.78%.
Goodwill
The above acquisitions accounted for the majority of the change to our goodwill during the nine months ended September 30, 2013, as follows (in thousands):

Balance at December 31, 2012	$9,884
Acquisitions	50,848
Currency translation adjustments	(56)
Balance at September 30, 2013	$60,676

15.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS

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
Unaudited condensed consolidating financial statements for the Parent, the Guarantors and non-guarantors as of September 30, 2013 and December 31, 2012 and for each of the three months and nine months ended September 30, 2013 and 2012 are presented on an equity method basis in the tables below (in thousands).
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

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Balance Sheets

	September 30, 2013
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$9,711	$—	$58,135	$(3,128)	$64,718
Restricted cash	32,880	—	1,302	—	34,182
Accounts receivable	640	11,256	356,350	—	368,246
Receivable from affiliates	752	15,189	244	(3,146)	13,039
Inventories	—	1,164	45,445	—	46,609
Other current assets	2,417	330	12,420	—	15,167
Total current assets	46,400	27,939	473,896	(6,274)	541,961
Property, plant and equipment	4,521	318,805	733,790	—	1,057,116
Equity method investments	1,475,019	524,300	228,076	(1,709,246)	518,149
Goodwill	—	23,587	37,089	—	60,676
Other intangible assets	32	167,834	12,031	—	179,897
Other noncurrent assets, net	19,745	1,172	11,686	—	32,603
Total assets	$1,545,717	$1,063,637	$1,496,568	$(1,715,520)	$2,390,402
LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$104	$44,888	$258,680	$—	$303,672
Payable to affiliates	14	121	1,967	—	2,102
Accrued liabilities	14,715	8,026	58,773	(5)	81,509
Payables to pre-petition creditors	32,317	—	55	—	32,372
Deferred revenue	—	—	18,835	—	18,835
Other current liabilities	97	714	8,309	—	9,120
Current portion of long-term debt	—	—	26	—	26
Total current liabilities	47,247	53,749	346,645	(5)	447,636
Long-term debt	455,000	—	85,043	—	540,043
Deferred income taxes	976	—	52,612	—	53,588
Other noncurrent liabilities	46,358	—	49,060	—	95,418
Commitments and contingencies
Owners’ equity excluding noncontrolling interests in consolidated subsidiaries	996,136	1,009,888	710,848	(1,715,515)	1,001,357
Noncontrolling interests in consolidated subsidiaries	—	—	252,360	—	252,360
Total owners’ equity	996,136	1,009,888	963,208	(1,715,515)	1,253,717
Total liabilities and owners’ equity	$1,545,717	$1,063,637	$1,496,568	$(1,715,520)	$2,390,402

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

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Statements of Operations

	Three Months Ended September 30, 2013
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$63,623	$231,404	$(6,575)	$288,452
Service	—	1,174	35,228	—	36,402
Other	—	—	32,894	—	32,894
Total revenues	—	64,797	299,526	(6,575)	357,748
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	47,657	214,472	(6,575)	255,554
Operating	—	5,069	47,291	—	52,360
General and administrative	7,855	2,242	10,855	—	20,952
Depreciation and amortization	497	4,838	10,778	—	16,113
Loss (gain) on disposal of long-lived assets, net	—	679	(271)	—	408
Total expenses	8,352	60,485	283,125	(6,575)	345,387
Earnings from equity method investments	15,497	24,667	10,787	(43,468)	7,483
Operating income	7,145	28,979	27,188	(43,468)	19,844
Other expenses (income):
Interest expense	4,029	1,314	5,136	(1,399)	9,080
Foreign currency transaction gain	—	—	(457)	—	(457)
Other expense, net	3,383	1	(112)	1,399	4,671
Total other expenses, net	7,412	1,315	4,567	—	13,294
Income (loss) from continuing operations before income taxes	(267)	27,664	22,621	(43,468)	6,550
Income tax expense (benefit)	4,960	—	(1,547)	—	3,413
Income (loss) from continuing operations	(5,227)	27,664	24,168	(43,468)	3,137
Loss from discontinued operations, net of income taxes	—	—	(2)	—	(2)
Net income (loss)	(5,227)	27,664	24,166	(43,468)	3,135
Less: net income attributable to noncontrolling interests	—	—	5,054	—	5,054
Net income (loss) attributable to SemGroup	$(5,227)	$27,664	$19,112	$(43,468)	$(1,919)
Net income (loss)	$(5,227)	$27,664	$24,166	$(43,468)	$3,135
Other comprehensive income (loss), net of income taxes	(2,162)	—	8,267	—	6,105
Comprehensive income (loss)	(7,389)	27,664	32,433	(43,468)	9,240
Less: comprehensive income attributable to noncontrolling interests	—	—	5,054	—	5,054
Comprehensive income (loss) attributable to SemGroup	$(7,389)	$27,664	$27,379	$(43,468)	$4,186

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Three Months Ended September 30, 2012
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$28,781	$182,672	$(2,251)	$209,202
Service	—	282	29,518	—	29,800
Other	—	62	38,788	—	38,850
Total revenues	—	29,125	250,978	(2,251)	277,852
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	23,483	168,598	(2,251)	189,830
Operating	—	3,055	49,312	—	52,367
General and administrative	3,840	2,793	10,047	—	16,680
Depreciation and amortization	628	1,649	9,804	—	12,081
Gain on disposal of long-lived assets, net	—	(3)	(3,612)	—	(3,615)
Total expenses	4,468	30,977	234,149	(2,251)	267,343
Earnings from equity method investments	14,201	20,904	10,021	(42,010)	3,116
Operating income	9,733	19,052	26,850	(42,010)	13,625
Other expenses (income):
Interest expense	4,262	(2,230)	1,346	(1,386)	1,992
Foreign currency transaction loss	—	—	355	—	355
Other expense (income), net	8,152	(50)	(134)	1,386	9,354
Total other expenses, net	12,414	(2,280)	1,567	—	11,701
Income (loss) from continuing operations before income taxes	(2,681)	21,332	25,283	(42,010)	1,924
Income tax expense	96	—	1,995	—	2,091
Income (loss) from continuing operations	(2,777)	21,332	23,288	(42,010)	(167)
Loss from discontinued operations, net of income taxes	—	(4)	(261)	—	(265)
Net income (loss)	(2,777)	21,328	23,027	(42,010)	(432)
Less: net income attributable to noncontrolling interests	—	—	2,336	—	2,336
Net income (loss) attributable to SemGroup	$(2,777)	$21,328	$20,691	$(42,010)	$(2,768)
Net income (loss)	$(2,777)	$21,328	$23,027	$(42,010)	$(432)
Other comprehensive loss, net of income taxes	1,475	—	10,597	—	12,072
Comprehensive income (loss)	(1,302)	21,328	33,624	(42,010)	11,640
Less: comprehensive income attributable to noncontrolling interests	—	—	2,336	—	2,336
Comprehensive income (loss) attributable to SemGroup	$(1,302)	$21,328	$31,288	$(42,010)	$9,304

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Nine Months Ended September 30, 2013
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$146,880	$634,117	$(15,663)	$765,334
Service	—	1,646	94,091	—	95,737
Other	—	—	108,617	—	108,617
Total revenues	—	148,526	836,825	(15,663)	969,688
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	108,814	587,481	(15,663)	680,632
Operating	—	13,041	149,772	—	162,813
General and administrative	15,983	6,347	32,557	—	54,887
Depreciation and amortization	1,504	8,898	31,161	—	41,563
Loss (gain) on disposal of long-lived assets, net	—	682	(812)	—	(130)
Total expenses	17,487	137,782	800,159	(15,663)	939,765
Earnings from equity method investments	52,432	63,011	31,886	(107,640)	39,689
Operating income	34,945	73,755	68,552	(107,640)	69,612
Other expenses (income):
Interest expense	1,112	3,141	15,845	(4,127)	15,971
Foreign currency transaction gain	—	—	(973)	—	(973)
Other expense (income), net	32,826	159	(341)	4,127	36,771
Total other expenses, net	33,938	3,300	14,531	—	51,769
Income from continuing operations before income taxes	1,007	70,455	54,021	(107,640)	17,843
Income tax benefit	(40,469)	—	(836)	—	(41,305)
Income from continuing operations	41,476	70,455	54,857	(107,640)	59,148
Income (loss) from discontinued operations, net of income taxes	—	66	(1)	—	65
Net income	41,476	70,521	54,856	(107,640)	59,213
Less: net income attributable to noncontrolling interests	—	—	14,429	—	14,429
Net income attributable to SemGroup	$41,476	$70,521	$40,427	$(107,640)	$44,784
Net income	$41,476	$70,521	$54,856	$(107,640)	$59,213
Other comprehensive income (loss), net of income taxes	190	—	(4,497)	—	(4,307)
Comprehensive income	41,666	70,521	50,359	(107,640)	54,906
Less: comprehensive income attributable to noncontrolling interests	—	—	14,429	—	14,429
Comprehensive income attributable to SemGroup	$41,666	$70,521	$35,930	$(107,640)	$40,477

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Nine Months Ended September 30, 2012
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$86,158	$629,770	$(7,520)	$708,408
Service	—	951	85,776	—	86,727
Other	—	69	126,456	—	126,525
Total revenues	—	87,178	842,002	(7,520)	921,660
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	68,874	589,929	(7,520)	651,283
Operating	—	9,255	163,495	—	172,750
General and administrative	16,528	6,109	30,436	—	53,073
Depreciation and amortization	1,938	4,707	29,042	—	35,687
Gain on disposal of long-lived assets, net	—	(3)	(3,493)	—	(3,496)
Total expenses	18,466	88,942	809,409	(7,520)	909,297
Earnings from equity method investments	36,721	39,992	25,053	(78,863)	22,903
Operating income	18,255	38,228	57,646	(78,863)	35,266
Other expenses (income):
Interest expense	4,064	(915)	8,609	(3,995)	7,763
Foreign currency transaction loss	—	—	358	—	358
Other expense (income), net	12,902	(19)	(95)	3,995	16,783
Total other expenses (income), net	16,966	(934)	8,872	—	24,904
Income from continuing operations before income taxes	1,289	39,162	48,774	(78,863)	10,362
Income tax expense	286	—	699	—	985
Income from continuing operations	1,003	39,162	48,075	(78,863)	9,377
Income (loss) from discontinued operations, net of income taxes	3	(11)	(448)	—	(456)
Net income	1,006	39,151	47,627	(78,863)	8,921
Less: net income attributable to noncontrolling interests	—	—	7,915	—	7,915
Net income attributable to SemGroup	$1,006	$39,151	$39,712	$(78,863)	$1,006
Net income	$1,006	$39,151	$47,627	$(78,863)	$8,921
Other comprehensive income, net of income taxes	984	—	13,946	—	14,930
Comprehensive income	1,990	39,151	61,573	(78,863)	23,851
Less: comprehensive income attributable to noncontrolling interests	—	—	7,915	—	7,915
Comprehensive income attributable to SemGroup	$1,990	$39,151	$53,658	$(78,863)	$15,936

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Statements of Cash Flows

	Nine Months Ended September 30, 2013
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$19,717	$16,424	$74,197	$(13,819)	$96,519
Cash flows from investing activities:
Capital expenditures	(622)	(65,845)	(65,183)	—	(131,650)
Proceeds from sale of long-lived assets	—	3	1,045	—	1,048
Proceeds from the sale of interest in SemCrude Pipeline, L.L.C. to Rose Rock Midstream L.P.	189,500	—	—	(189,500)	—
Investments in non-consolidated subsidiaries	(18,775)	(28,031)	(96,657)	—	(143,463)
Payments to acquire businesses	—	(306,232)	(49,969)	—	(356,201)
Distributions in excess of equity in earnings of affiliates	5,541	—	7,550	—	13,091
Net cash provided by (used in) investing activities	175,644	(400,105)	(203,214)	(189,500)	(617,175)
Cash flows from financing activities:
Debt issuance costs	(9,037)	—	(2,828)	—	(11,865)
Borrowings on credit facilities	575,000	—	353,474	—	928,474
Principal payments on credit facilities and other obligations	(321,500)	—	(272,903)	—	(594,403)
Proceeds from issuance of Rose Rock Midstream, L.P. common units, net of offering costs	—	—	210,226	—	210,226
Distributions to noncontrolling interests	—	—	(11,458)	—	(11,458)
Proceeds from warrant exercises	225	—	—	—	225
Repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation	(371)	—	—	—	(371)
Dividends paid	(16,387)	—	—	—	(16,387)
Intercompany borrowings (advances), net	(432,703)	383,681	(154,107)	203,129	—
Net cash provided by (used in) financing activities	(204,773)	383,681	122,404	203,129	504,441
Effect of exchange rate changes on cash and cash equivalents	—	—	904	—	904
Change in cash and cash equivalents	(9,412)	—	(5,709)	(190)	(15,311)
Cash and cash equivalents at beginning of period	19,123	—	63,844	(2,938)	80,029
Cash and cash equivalents at end of period	$9,711	$—	$58,135	$(3,128)	$64,718

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Nine Months Ended September 30, 2012
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(4,374)	$11,105	$58,353	$(13,326)	$51,758
Cash flows from investing activities:
Capital expenditures	(1,621)	(41,706)	(38,796)	—	(82,123)
Proceeds from sale of long-lived assets	—	12	335	—	347
Investments in non-consolidated subsidiaries	(1,740)	(62,464)	205	—	(63,999)
Proceeds from the sale of non-consolidated affiliate	—	—	3,500	—	3,500
Distributions in excess of equity in earnings of affiliates	5,062	—	5,507	—	10,569
Net cash provided by (used in) investing activities	1,701	(104,158)	(29,249)	—	(131,706)
Cash flows from financing activities:
Debt issuance costs	(455)	—	(239)	—	(694)
Borrowings on credit facilities	184,000	—	76,500	—	260,500
Principal payments on credit facilities and other obligations	(76,500)	—	(102,501)	—	(179,001)
Distributions to noncontrolling interests	—	—	(5,754)	—	(5,754)
Repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation	(242)	—	—	—	(242)
Intercompany borrowing (advances), net	(98,381)	93,053	(8,086)	13,414	—
Net cash provided by (used in) financing activities	8,422	93,053	(40,080)	13,414	74,809
Effect of exchange rate changes on cash and cash equivalents	—	—	(977)	—	(977)
Change in cash and cash equivalents	5,749	—	(11,953)	88	(6,116)
Change in cash and cash equivalents included in discontinued operations	—	—	(36)	—	(36)
Change in cash and cash equivalents from continuing operations	5,749	—	(11,989)	88	(6,152)
Cash and cash equivalents at beginning of period	111	—	76,264	(2,762)	73,613
Cash and cash equivalents at end of period	$5,860	$—	$64,275	$(2,674)	$67,461

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

•
the 2% general partner interest and a 46.7% limited partner interest in Rose Rock, which owns an approximately 640-mile crude oil pipeline network in Kansas and Oklahoma and a crude oil storage facility in Cushing, Oklahoma with a capacity of 7.25 million barrels and an additional 0.35 million barrels currently under construction, and a 17% ownership interest in White Cliffs;

•	9.1 million common units of NGL Energy Partners LP (“NGL Energy”) and a 11.78% interest in NGL Energy Holdings LLC, the general partner of NGL Energy;

•	approximately 1,790 miles of natural gas and NGL transportation, gathering and distribution pipelines in Kansas, Oklahoma, Texas and Alberta, Canada;

•	8.7 million barrels of owned multi-product storage capacity located in the U.K.;

•	12 liquid asphalt cement terminals and modification facilities and two emulsion distribution terminals in Mexico;

•	majority ownership interests in four natural gas processing plants in Alberta, Canada, with combined operating capacity of 694 million cubic feet per day;

•	three natural gas processing plants in the U.S., with 188 million cubic feet per day of capacity; and

•	a crude oil trucking fleet of over 130 transport trucks and 150 trailers.
We believe that the variety of our petroleum product assets creates opportunities for us and our customers that avoid seasonal fluctuations of a less diverse business.

Recent Developments
On November 11, 2013, we announced our intent to pursue an agreement with Rose Rock to sell an additional one-third interest in SCPL. Following the proposed transaction, we will directly own a one-third interest in SCPL representing a 17% interest in White Cliffs. The transaction is subject to execution of an agreement between the two parties, review and recommendation by the conflicts committee of the general partner of Rose Rock, and the approval of the two company's boards of directors. The transaction is expected to close by year-end.
On November 6, 2013, we declared a dividend of $0.21 per share payable on December 3, 2013 to shareholders of record on November 22, 2013.

Results of Operations
Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Revenue	$357,748	$277,852	$969,688	$921,660
Expenses
Costs of products sold	255,554	189,830	680,632	651,283
Operating	52,360	52,367	162,813	172,750
General and administrative	20,952	16,680	54,887	53,073
Depreciation and amortization	16,113	12,081	41,563	35,687
Loss (gain) on disposal of long-lived assets, net	408	(3,615)	(130)	(3,496)
Total expenses	345,387	267,343	939,765	909,297
Earnings from equity method investments	7,483	3,116	39,689	22,903
Operating income	19,844	13,625	69,612	35,266
Other expense
Interest expense	9,080	1,992	15,971	7,763
Other expense, net	4,214	9,709	35,798	17,141
Total other expenses, net	13,294	11,701	51,769	24,904
Income from continuing operations before income taxes	6,550	1,924	17,843	10,362
Income tax expense (benefit)	3,413	2,091	(41,305)	985
Income (loss) from continuing operations	3,137	(167)	59,148	9,377
Income (loss) from discontinued operations, net of income taxes	(2)	(265)	65	(456)
Net income (loss)	$3,135	$(432)	$59,213	$8,921
Revenue and Expenses
Revenue and expenses before intercompany eliminations leading to operating income are analyzed by operating segment below.
Interest expense
Interest expense increased in the three months ended September 30, 2013 to $9.1 million from $2.0 million in the three months ended September 30, 2012. Interest expense increased in the nine months ended September 30, 2013 to $16.0 million from $7.8 million in the nine months ended September 30, 2012. The increase in interest expense for all periods presented is due to the increase in the outstanding debt balance to $540.1 million at September 30, 2013 from $191.7 million at September 30, 2012. The increase in total outstanding debt is primarily attributable to the issuance of $300 million of 7.5% senior notes in the second quarter of 2013. Also contributing to the increase in total outstanding debt is an increase in the revolver balance at Rose Rock of $85.0 million related to the drop down of a one-third interest in SemCrude Pipeline, LLC in the first quarter of 2013.
Other expense, net
Other expense was $4.2 million for the three months ended September 30, 2013, compared to other expense of $9.7 million for the same period in 2012. Other expense was $35.8 million for the nine months ended September 30, 2012, compared to other expense of $17.1 million for the same period in 2012. Other expense for all periods presented was comprised primarily of losses due to the change in the fair value of our outstanding warrants.
Income tax expense (benefit)
The effective tax rate was 52% and 109% for the three months ended September 30, 2013 and 2012, respectively, and (231)% and 10% for the nine months ended September 30, 2013 and 2012, respectively. The rate for the three months ended September 30, 2013 is impacted by a $3.3 million discrete deferred tax benefit resulting from enactment of U.K. tax rate reductions for future periods. Significant items that impacted the effective tax rate for each period, as compared to the U.S.

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

Results of Operations by Reporting Segment
Crude

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Revenue	$181,831	$131,616	$514,485	$468,748
Expenses
Costs of products sold	157,550	111,790	446,507	412,847
Operating	9,098	6,042	20,527	17,957
General and administrative	3,360	5,015	10,778	9,796
Depreciation and amortization	4,130	3,066	11,327	9,032
Gain on disposal	—	(3,500)	(25)	(3,444)
Total expenses	174,138	122,413	489,114	446,188
Equity earnings in White Cliffs	10,771	10,021	31,861	25,053
Operating income	$18,464	$19,224	$57,232	$47,613
Three months ended September 30, 2013 versus three months ended September 30, 2012
Revenue
Revenue increased in the three months ended September 30, 2013 to $182 million from $132 million in the three months ended September 30, 2012, as shown in the following table:

	Three Months Ended September 30,
	2013	2012
	(in thousands)
Gross product revenue	$714,391	$565,595
ASC 845-10-15	(548,805)	(445,791)
Unrealized gain on derivatives, net	464	554
Product revenue	166,050	120,358
Service revenue	15,781	11,196
Other	—	62
Total revenue	$181,831	$131,616
Gross product revenue increased in the three months ended September 30, 2013 to $714 million from $566 million in the three months ended September 30, 2012. The increase was primarily a result of an increase in sales volumes to 6.8 million barrels for the three months ended September 30, 2013, from 6.2 million barrels for the same period in 2012, combined with an increase in the average sales price of crude oil to $105 per barrel for the three months ended September 30, 2013, from $91 per barrel for the same period in 2012. The increase in volume relates primarily to increased buy/sell and marketing activity as a result of new crude oil production around our assets and directed efforts to maximize the use of those assets.
ASC 845-10-15, “Nonmonetary Transactions,” requires certain transactions – those where inventory is purchased from a customer then resold to the same customer – to be presented in the income statement on a net basis, resulting in a reduction of revenue and costs of products sold by the same amount, but has no effect on operating income (loss). However, changes in the level of such purchase and sale activity between periods can have an effect on the comparison between those periods. Gross product revenue was reduced by $549 million and $446 million during the three months ended September 30, 2013 and 2012, respectively, in accordance with ASC 845-10-15.
Service revenue increased in the three months ended September 30, 2013 to $16 million from $11 million for the three months ended September 30, 2012, due to the newly acquired trucking fleet and fees on Cushing crude oil storage which averaged 7.25 million barrels in the third quarter of 2013 compared to an average of 7.0 million barrels in the same period of 2012, as well as additional truck unloading and pumpover fees.
Costs of products sold
Costs of products sold increased to $158 million in the three months ended September 30, 2013 from $112 million for the three months ended September 30, 2012. Costs of products sold were reduced by $549 million and $446 million in the three months ended September 30, 2013 and 2012, respectively, in accordance with ASC 845-10-15. An increase in the volume sold and an increase in the average cost of crude oil per barrel to $103 from $89 per barrel were equally offset by a higher proportion of transactions subject to ASC 845-10-15.
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
The following table shows the Adjusted gross margin generated by our fee-based services, our fixed-margin transactions and our marketing activities for the three months ended September 30, 2013 and 2012 (in thousands):

Three Months Ended September 30, 2013	Storage	Transportation	Marketing Activities	Other(1)	Total
Revenues	$8,628	$7,297	$162,790	$3,116	$181,831
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	157,550	—	157,550
Less: Unrealized gain on derivatives	—	—	464	—	464
Adjusted gross margin	$8,628	$7,297	$4,776	$3,116	$23,817

Three Months Ended September 30, 2012	Storage	Transportation	Marketing Activities	Other(1)	Total
Revenues	$8,367	$4,768	$116,318	$2,163	$131,616
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	111,790	—	111,790
Less: Unrealized gain on derivatives	—	—	554	—	554
Adjusted gross margin	$8,367	$4,768	$3,974	$2,163	$19,272

(1)	This category includes fee-based services such as unloading and ancillary storage terminal services.
The following table presents a reconciliation of operating income to Adjusted gross margin, the most directly comparable GAAP financial measure for each of the periods indicated.

	Three Months Ended September 30,
	2013	2012
	(in thousands)
Reconciliation of operating income to Adjusted gross margin:
Operating income	$18,464	$19,224
Add:
Operating expense	9,098	6,042
General and administrative expense	3,360	5,015
Depreciation and amortization expense	4,130	3,066
Gain on disposal	—	(3,500)
Less:
Unrealized gain on derivatives	464	554
Earnings from equity method investment	10,771	10,021
Adjusted gross margin	$23,817	$19,272
Operating expense
Operating expense increased to $9 million in the three months ended September 30, 2013, from $6 million for the three months ended September 30, 2012. Approximately $2.8 million of the increase is attributable to the newly acquired trucking fleet, along with increases in field expense and insurance of approximately $0.3 million and $0.4 million, respectively. These increases are partially offset by pipeline construction management fees received of approximately $0.5 million.
General and administrative
General and administrative expense decreased in the three months ended September 30, 2013, to $3 million from $5 million for the three months ended September 30, 2012. This decrease is primarily due to a reduction in corporate overhead allocations.
Earnings from equity method investment
Crude’s equity method investments are in White Cliffs and Glass Mountain. Earnings from White Cliffs increased in the three months ended September 30, 2013, to $11 million from $10 million in the three months ended September 30, 2012. This increase is due primarily to a 17% increase in the crude oil volume shipped from Platteville, CO to Cushing, OK. The Glass Mountain Pipeline is still under construction.
Nine months ended September 30, 2013 versus nine months ended September 30, 2012
Revenue
Revenue increased in the nine months ended September 30, 2013 to $514 million from $469 million in the nine months ended September 30, 2012, as shown in the following table:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Gross product revenue	$1,971,729	$1,538,805
ASC 845-10-15	(1,499,894)	(1,103,424)
Unrealized gain on derivatives, net	1,759	432
Product revenue	473,594	435,813
Service revenue	40,891	32,932
Other	—	3
Total revenue	$514,485	$468,748
Gross product revenue increased in the nine months ended September 30, 2013, to $2.0 billion from $1.5 billion in the nine months ended September 30, 2012. The increase was primarily a result of an increase in sales volumes to 20.3 million barrels for the nine months ended September 30, 2013, from 16.4 million barrels for the same period in 2012, and an increase in the average sales price of crude oil to $97 per barrel for the nine months ended September 30, 2013 from $94 per barrel for the same period in 2012.
ASC 845-10-15, “Nonmonetary Transactions,” requires certain transactions – those where inventory is purchased from a customer then resold to the same customer – to be presented in the income statement on a net basis, resulting in a reduction of revenue and costs of products sold by the same amount, but has no effect on operating income. However, changes in the level of such purchase and sale activity between periods can have an effect on the comparison between those periods. Gross product revenue was reduced by $1.5 billion and $1.1 billion during the nine months ended September 30, 2013 and 2012, respectively, in accordance with ASC 845-10-15.
Service revenue increased in the nine months ended September 30, 2013, to $41 million from $33 million for the nine months ended September 30, 2012, due to the newly acquired trucking fleet and fees on Cushing crude oil storage as well as additional truck unloading and pumpover fees.
Costs of products sold
Costs of products sold increased in the nine months ended September 30, 2013, to $447 million from $413 million for the same period in 2012. Costs of products sold were reduced by $1.5 billion and $1.1 billion in the nine months ended September 30, 2013 and 2012, respectively, in accordance with ASC 845-10-15. Costs of products sold increased in the nine months ended September 30, 2013, primarily as a result of an increase in the volume sold and an increase in the average cost of crude oil per barrel to $95 from $93 per barrel for the same period in 2012.
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
The following table shows the Adjusted gross margin generated by our fee-based services, our fixed-margin transactions and our marketing activities for the nine months ended September 30, 2013 and 2012 (in thousands):

Nine Months Ended September 30, 2013	Storage	Transportation	Marketing Activities	Other(1)	Total
Revenues	$25,624	$18,721	$460,661	$9,479	$514,485
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	446,507	—	446,507
Less: Unrealized gain on derivatives	—	—	1,759	—	1,759
Adjusted gross margin	$25,624	$18,721	$12,395	$9,479	$66,219

Nine Months Ended September 30, 2012	Storage	Transportation	Marketing Activities	Other(1)	Total
Revenues	$24,205	$13,425	$425,439	$5,679	$468,748
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	412,847	—	412,847
Less: Unrealized gain on derivatives	—	—	432	—	432
Adjusted gross margin	$24,205	$13,425	$12,160	$5,679	$55,469

(1)	This category includes fee-based services such as unloading and ancillary storage terminal services.
The following table presents a reconciliation of operating income to Adjusted gross margin, the most directly comparable GAAP financial measure for each of the periods indicated.

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Reconciliation of operating income to Adjusted gross margin:
Operating income	$57,232	$47,613
Add:
Operating expense	20,527	17,957
General and administrative expense	10,778	9,796
Depreciation and amortization expense	11,327	9,032
Gain on disposal	(25)	(3,444)
Less:
Unrealized gain (loss) on derivatives	1,759	432
Earnings from equity method investment	31,861	25,053
Adjusted gross margin	$66,219	$55,469
Operating expense
Operating expense increased in the nine months ended September 30, 2013, to $21 million from $18 million for the nine months ended September 30, 2012. Approximately $2.8 million of this increase is attributable to the newly acquired trucking fleet, along with field expense and insurance increases of approximately $0.8 million and $0.5 million, respectively. These increases are partially offset by pipeline construction management fees received and a bad debt recovery of approximately $1.3 million and $0.2 million, respectively.
General and administrative
General and administrative expense increased in the nine months ended September 30, 2013, to $11 million from $10 million for the nine months ended September 30, 2012, as a result of increased professional fees and employment costs.
Earnings from equity method investment
Crude’s equity method investments are in White Cliffs and Glass Mountain. Earnings from White Cliffs increased in the nine months ended September 30, 2013, to $32 million from $25 million in the nine months ended September 30, 2012. This increase is due primarily to a 26% increase in the crude oil volume shipped from Platteville, CO to Cushing, OK. The Glass Mountain Pipeline is still under construction.

SemStream
On November 1, 2011, we contributed the primary operating assets of our SemStream segment to NGL Energy. We did not, however, contribute any of the assets or liabilities of SemStream’s Arizona residential business to NGL Energy. On September 12, 2012, we entered into a definitive agreement to sell those assets and liabilities. This sale was subject to approval by the Arizona Corporation Commission and closed on December 31, 2012, after that approval was granted; therefore, 2012 results are reported as discontinued operations. The results of operations shown below for 2013 reflect only corporate overhead allocations, minor adjustments and the earnings from our equity method investment in NGL Energy. We include our share of NGL Energy’s earnings on a one-quarter lag because we do not receive their financial statements in sufficient time to apply the equity method to the current period.
For additional information about NGL Energy's results for the quarter ended June 30, 2013, see the NGL Energy Form 10-Q for such period filed with the SEC.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Revenue	$—	$—	$—	$7
Expenses
Costs of products sold	—	—	—	33
Operating	—	7	1	(18)
General and administrative	114	528	430	582
Depreciation and amortization	—	—	—	—
Loss on disposal	—	—	6	—
Total expenses	114	535	437	597
Equity earnings in NGL Energy	(3,288)	(6,905)	7,828	(2,150)
Operating income (loss)	$(3,402)	$(7,440)	$7,391	$(2,740)

SemLogistics

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Revenue	$2,169	$2,213	$7,827	$8,610
Expenses
Costs of products sold	—	97	—	196
Operating	1,616	1,436	5,303	4,521
General and administrative	1,679	990	4,285	4,249
Depreciation and amortization	2,334	2,388	6,987	7,040
Total expenses	5,629	4,911	16,575	16,006
Operating loss	$(3,460)	$(2,698)	$(8,748)	$(7,396)
Three months ended September 30, 2013 versus three months ended September 30, 2012
Revenue
Revenue remained flat at $2 million in the three months ended September 30, 2013 and 2012.
High crude oil prices and backwardated market conditions (i.e., prices for future deliveries are lower than current prices) exist today and are forecast to continue through the remainder of 2013. These factors have a negative effect on storage economics. As a result, the demand for storage is depressed and we have experienced difficulty securing contract renewals and replacement of long-term contracts.
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
General
In every category of expense, the amounts for the third quarter of 2013 are roughly equivalent to those of the third quarter of 2012. General and administrative expense for 2012 included a credit of approximately $500 thousand related to a reduction of allocated corporate costs as a result of a transfer pricing study in 2012. There was no such adjustment in 2013.

Nine months ended September 30, 2013 versus nine months ended September 30, 2012
Revenue
Revenue decreased by $783 thousand in the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012.

The decline in revenue is a result of a decline in storage rates offset, in part, by an increase in the volume of storage leased. In addition, we had product sales of $425 thousand in 2012, but no such sales in 2013. The decline in revenue was offset, in part, by an increase in fees for ancillary terminal services.
High crude oil prices and backwardated market conditions (i.e., prices for future deliveries are lower than current prices) exist today and are forecast to continue through the remainder of 2013. These factors have a negative effect on storage economics. As a result, the demand for storage is depressed and we have experienced difficulty securing contract renewals and replacement of long-term contracts.
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
Operating
Operating expense increased in the nine months ended September 30, 2013, by $782 thousand compared to the nine months ended September 30, 2012. This increase is due to increases in maintenance expenses.

SemCAMS

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Revenue	$48,979	$54,301	$151,219	$169,149
Expenses
Costs of products sold	106	309	290	499
Operating	33,980	40,081	116,372	135,165
General and administrative	3,446	3,354	10,933	10,404
Depreciation and amortization	2,631	2,664	7,925	7,910
Total expenses	40,163	46,408	135,520	153,978
Operating income	$8,816	$7,893	$15,699	$15,171
Three months ended September 30, 2013 versus three months ended September 30, 2012
Revenue
Revenue in the three months ended September 30, 2013, decreased to $49 million from $54 million for the three months ended September 30, 2012. This decrease was due primarily to lower flow through expenses and overhead recovery related to turnaround activities of $10.8 million and $1.0 million, respectively, and foreign exchange loss of $2.2 million. This decrease was offset, in part, by higher flow through expenses related to operating costs of $6.2 million, $1.8 million due to higher volumes processed and maintenance capital recovery fees of $0.8 million.
Operating expense
Operating expense in the three months ended September 30, 2013, decreased to $34 million from $40 million for the three months ended September 30, 2012. This decrease was due primarily to lower expenses related to turnaround activities of $10.8 million and foreign exchange gain of $1.5 million. This decrease was offset, in part, by higher contract services costs of $2.3 million, operating incentive costs of $1.3 million and higher materials and chemicals costs of $1.1 million.

Nine months ended September 30, 2013 versus nine months ended September 30, 2012
Revenue
Revenue in the nine months ended September 30, 2013, decreased to $151 million from $169 million for the nine months ended September 30, 2012. This decrease was due primarily to lower flow through expenses and overhead recovery related to turnaround activities of $33.6 million and $2.6 million, respectively, and foreign exchange loss of $2.5 million. This decrease was offset, in part, by higher flow through expenses related to operating costs of $15.0 million, $3.4 million due to higher volumes processed and maintenance capital recovery fees of $2.6 million.
Operating expense
Operating expense in the nine months ended September 30, 2013, decreased to $116 million from $135 million for the nine months ended September 30, 2012. This decrease was due primarily to lower expenses related to turnaround activities of $33.6 million and foreign exchange gain of $1.7 million. This decrease was offset, in part, by higher contract services costs of $5.9 million, higher power costs of $4.9 million, operating incentive costs of $3.5 million and higher materials and chemicals costs of $1.4 million.

SemMexico

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Revenue	$65,549	$62,095	$160,375	$193,229
Expenses
Costs of products sold	56,070	55,817	138,372	174,636
Operating	2,230	1,870	6,741	6,033
General and administrative	2,510	1,501	7,175	6,730
Depreciation and amortization	1,529	1,536	4,467	4,614
Gain on disposal	(271)	(112)	(784)	(49)
Total expenses	62,068	60,612	155,971	191,964
Operating income	$3,481	$1,483	$4,404	$1,265
Three months ended September 30, 2013 versus three months ended September 30, 2012
Revenue
Revenue increased in the three months ended September 30, 2013, to $66 million from $62 million in the three months ended September 30, 2012. The increase was primarily the result of an increase in sales volumes to 96,050 metric tons for the three months ended September 30, 2013, from 88,125 metric tons for the same period in 2012 offset, in part, by a decrease in the average sale price per metric ton to $670 in 2013 compared to $697 per metric ton in 2012. The increase in volume is a result of a higher demand for value added products, e.g., modified asphalt cement, modified asphalt emulsion and asphalt emulsion. The decrease in average sales price per metric ton is due to an industry-wide drop in asphalt prices in 2013 which are based on Pemex's posted prices for base stock.
Costs of products sold
Costs of products sold remained flat in the three months ended September 30, 2013 and 2012 at $56 million. On a per unit basis, the cost of products sold decreased to $583 per metric ton in the three months ended September 30, 2013, from $633 per metric ton for the same period in 2012.
General and administrative
General and administrative expense increased in the three months ended September 30, 2013, to $3 million from $2 million in the three months ended September 30, 2012. Expenses in 2012 included a $600 thousand reduction to allocated corporate costs as a result of a transfer pricing study in 2012. There was no such adjustment in 2013. In addition, incentive compensation is approximately $360 thousand higher in 2013 compared to 2012.

Nine months ended September 30, 2013 versus nine months ended September 30, 2012
Revenue
Revenue decreased in the nine months ended September 30, 2013, to $160 million from $193 million in the nine months ended September 30, 2012. The decrease was primarily the result of a decrease in sales volume to 229,236 metric tons for the nine months ended September 30, 2013, from 275,932 metric tons for the same period in 2012. In addition, the average sales price per metric ton dropped to $687 in 2013 compared to $692 per metric ton in 2012. The decline in volume is a result of a slowdown in federal government spending on infrastructure projects in Mexico. The decrease in average sales price per metric ton is due to an industry-wide drop in asphalt prices in 2013 which are based on Pemex's posted prices for base stock.
Costs of products sold
Costs of products sold decreased in the nine months ended September 30, 2013, to $138 million from $175 million in the nine months ended September 30, 2012, and includes an insurance recovery of $685 thousand related to an inventory shrinkage reported in the second quarter of 2012. On a per unit basis, the cost of products sold decreased to $604 per metric ton from $633 per metric ton.
Operating
Operating expense increased in the nine months ended September 30, 2013, to $7 million from $6 million in the nine months ended September 30, 2012. This increase is due primarily to fuel and electricity costs which were approximately $500 thousand higher in 2013 compared to 2012.

SemGas

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Revenue	$65,795	$29,878	$151,460	$89,452
Expenses
Costs of products sold	48,403	24,068	111,141	70,607
Operating	5,436	2,931	13,869	9,092
General and administrative	1,923	1,329	5,112	4,564
Depreciation and amortization	4,992	1,797	9,353	5,153
Loss (gain) on disposal	679	(3)	673	(3)
Total expenses	61,433	30,122	140,148	89,413
Operating income (loss)	$4,362	$(244)	$11,312	$39
Three months ended September 30, 2013 versus three months ended September 30, 2012
Revenue
Revenue increased in the three months ended September 30, 2013, to $66 million from $30 million for the three months ended September 30, 2012. This increase is the result of higher sales volume (15,989 MMcf versus 8,627 MMcf) and higher sales price per unit ($4.12/Mcf versus $3.46/Mcf). The increase in volume is primarily a result of increased drilling and production in the area served by our gas plants in Hopeton and Nash, Oklahoma and the commissioning of a new 125 MMcf/day processing plant at Hopeton in June 2013.
Costs of products sold
Costs of products sold increased in the three months ended September 30, 2013, to $48 million from $24 million in the three months ended September 30, 2012. This increase is primarily related to higher volume and prices as described above.
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
The following table shows the Adjusted gross margin generated in the three months ended September 30, 2013 and 2012.

	Three Months Ended September 30,
	2013	2012
	(in thousands)
Revenue	$65,795	$29,878
Less: Cost of products sold, exclusive of depreciation	48,403	24,068
Less: Unrealized gain (loss) on derivatives	—	—
Adjusted gross margin	$17,392	$5,810
The following table presents a reconciliation of operating income (loss) to Adjusted gross margin, the most directly comparable GAAP financial measure for each of the periods indicated.

	Three Months Ended September 30,
	2013	2012
	(in thousands)
Reconciliation of operating income (loss) to Adjusted gross margin:
Operating income (loss)	$4,362	$(244)
Add:
Operating expense	5,436	2,931
General and administrative expense	1,923	1,329
Depreciation and amortization expense	4,992	1,797
Loss (gain) on disposal of long-lived assets	679	(3)
Adjusted gross margin	$17,392	$5,810
Operating expense
Operating expense increased in the three months ended September 30, 2013, to $5 million from $3 million for the three months ended September 30, 2012. This increase is due primarily to higher outside services, field expenses (which includes materials and supplies, lubricants, water disposal, electricity and fuel), and equipment leases of approximately $1.6 million, $290 thousand and $250 thousand, respectively.
General and administrative
General and administrative expense increased in the three months ended September 30, 2013, to $2 million from $1 million in the three months ended September 30, 2012. This increase is due primarily to higher corporate allocations, incentive compensation and insurance of approximately $350 thousand, $130 thousand and $120 thousand, respectively.
Depreciation and amortization
Depreciation and amortization expense increased in the three months ended September 30, 2013, to $5 million from $2 million in the three months ended September 30, 2012. Depreciation increased by approximately $2.1 million between the periods reflecting the addition of approximately $229 million in property, plant and equipment. Amortization expense increased by approximately $1.2 million between the periods due to amortization of the intangible asset related to our twenty year contract with certain affiliates of Chesapeake and Sinopec.
Loss (gain) on disposal of long-lived assets
For the three months ended September 30, 2013, we recorded a loss on disposal of assets of $679 thousand compared to a negligible gain for the three months ended September 30, 2012. This loss is primarily the result of removal of certain equipment from our Hopeton, Oklahoma plant. This equipment will be relocated to our Sherman, Texas facility in 2014.

Nine months ended September 30, 2013 versus nine months ended September 30, 2012
Revenue
Revenue increased in the nine months ended September 30, 2013, to $151 million from $89 million for the nine months ended September 30, 2012. This increase is the result of higher sales volume (35,791 MMcf versus 25,197 MMcf) and higher sales price per unit ($4.23/Mcf versus $3.55/Mcf). The increase in volume is primarily a result of increased drilling and production in the area served by our gas plants in Hopeton and Nash, Oklahoma and the commissioning of a new 125 MMcf/day processing plant at Hopeton in June 2013.
Costs of products sold
Costs of products sold increased in the nine months ended September 30, 2013, to $111 million from $71 million in the nine months ended September 30, 2012. This increase is primarily related to higher volume and prices as described above. A fuel cost adjustment in the second quarter of 2013 decreased the costs of products sold by $1.4 million. In addition, a contract adjustment in the first quarter of 2012, increased the costs of products sold by approximately $1.3 million.
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
The following table shows the Adjusted gross margin generated in the nine months ended September 30, 2013 and 2012.

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Revenue	$151,460	$89,452
Less: Cost of products sold, exclusive of depreciation	111,141	70,607
Less: Unrealized gain (loss) on derivatives	—	—
Adjusted gross margin	$40,319	$18,845
The following table presents a reconciliation of operating income to Adjusted gross margin, the most directly comparable GAAP financial measure for each of the periods indicated.

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Reconciliation of operating income to Adjusted gross margin:
Operating income	$11,312	$39
Add:
Operating expense	13,869	9,092
General and administrative expense	5,112	4,564
Depreciation and amortization expense	9,353	5,153
Loss (gain) on disposal of long-lived assets	673	(3)
Adjusted gross margin	$40,319	$18,845

Operating expense
Operating expense increased in the nine months ended September 30, 2013, to $14 million from $9 million for the nine months ended September 30, 2012. This increase is due primarily to higher outside services, field expenses (which includes materials and supplies, lubricants, water disposal, electricity and fuel), compressor rental, employee costs, incentive compensation and insurance costs of approximately $1.6 million, $1.4 million, $425 thousand, $400 thousand, $275 thousand and $200 thousand, respectively.
Depreciation
Depreciation and amortization expense increased in the nine months ended September 30, 2013, to $9 million from $5 million for the nine months ended September 30, 2012. Depreciation increased by approximately $3.1 million between the periods reflecting the addition of approximately $229 million in property, plant and equipment. Amortization expense increased by approximately $1.2 million between the periods due to amortization of the intangible asset related to our twenty year contract with Chesapeake.
Loss (gain) on disposal of long-lived assets
For the nine months ended September 30, 2013, we recorded a loss on disposal of assets of $673 thousand compared to a negligible gain for the nine months ended September 30, 2012. This loss is primarily the result of removal of certain equipment from our Hopeton, Oklahoma plant. This equipment will be relocated to our Sherman, Texas facility in 2014.

Other and Eliminations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Revenue	$(6,575)	$(2,251)	$(15,678)	$(7,535)
Expenses
Costs of products sold	(6,575)	(2,251)	(15,678)	(7,535)
Operating	—	—	—	—
General and administrative	7,920	3,963	16,174	16,748
Depreciation and amortization	497	630	1,504	1,938
Total expenses	1,842	2,342	2,000	11,151
Operating loss	$(8,417)	$(4,593)	$(17,678)	$(18,686)
Other and Eliminations is not an operating segment. This table is included to permit the reconciliation of segment information to that of the consolidated Company.

Liquidity and Capital Resources
Sources and Uses of Cash
Our principal sources of short-term liquidity are cash generated from operations and borrowings under our revolving credit facilities. The consolidated cash balance on September 30, 2013 (including restricted cash) was approximately $98.9 million. Of this amount, approximately $46.4 million was held in Canada and may be subject to tax if transferred to the United States. Our restricted cash balance of $34.2 million includes $32.4 million which has been set aside for settlement of pre-petition claims. Potential sources of long-term liquidity include debt and equity securities. Our primary cash requirements currently are operating expenses, capital expenditures, our quarterly dividends and quarterly distributions to unitholders of our subsidiary, Rose Rock. In general, we expect to fund:

•	operating expenses, maintenance capital expenditures and cash distributions through existing cash and cash from operating activities;

•	expansion capital expenditures and any working capital deficits through cash on hand, borrowings under our revolving credit facilities and the issuance of debt and equity securities; and

•	debt principal payments through cash from operating activities and refinancings when the credit facilities become due.

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
Cash Flows
The following table summarizes our changes in cash for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2013	2012
Statement of cash flow data:
Cash flows provided by (used in):
Operating activities	$96,519	$51,758
Investing activities	(617,175)	(131,706)
Financing activities	504,441	74,809
Subtotal	(16,215)	(5,139)
Effect of exchange rate on cash and cash equivalents	904	(977)
Change in cash and cash equivalents from continuing operations	(15,311)	(6,116)
Change in cash and cash equivalents included in discontinued operations	—	(36)
Change in cash and cash equivalents	(15,311)	(6,152)
Cash and cash equivalents at beginning of period	80,029	73,613
Cash and cash equivalents at end of period	$64,718	$67,461
Operating Activities
The components of operating cash flows can be summarized as follows (in thousands):

	Nine Months Ended September 30,
(in thousands)	2013	2012
Net income	$59,213	$8,921
Non-cash expenses, net	33,226	54,129
Changes in operating assets and liabilities	4,080	(11,292)
Net cash flows provided by operating activities	$96,519	$51,758
Non-cash expenses decreased $20.9 million to $33.2 million for the nine months ended September 30, 2013 from $54.1 million for the nine months ended September 30, 2012. This decrease is comprised primarily of a $45.7 million increase in deferred tax benefit, which is due to the release of a valuation allowance on our net operating loss carryforward deferred tax assets, a $19.9 million increase in expense on the change in the fair value of warrants due to increasing market prices, a $5.4 million increase in depreciation and amortization expense, a $3.4 million decrease in gain on disposal of long-lived assets and a $1.3 million increase due to net unrealized gain related to our derivative instruments. All other non-cash expenses for the nine months ended September 30, 2013 remained relatively comparable to the nine months ended September 30, 2012.
Changes in operating assets and liabilities for the nine months ended September 30, 2013 generated a net increase in operating cash flows of $4.1 million, consisting primarily of an increase of $50.6 million in accounts payable and accrued liabilities driven primarily by Crude and SemGas operating activity, an increase of $31.0 million in accounts receivable driven primarily by Crude segment operating activity, an increase of $14.0 million in inventories primarily related to our Crude segment and an increase of $6.9 million in receivables from affiliates.
Changes in operating assets and liabilities during the nine months ended September 30, 2012 generated a net decrease in operating cash flows of $11.3 million, consisting primarily of a decrease of $4.7 million in restricted cash, an increase of

$117.0 million in accounts receivable, an increase of $1.8 million in inventories, an increase of $97.6 million in accounts payable and accrued liabilities, a decrease of $5.2 million in payables to affiliates, a decrease of $4.5 million in payables to prepetition creditors, a decrease of $8.4 million in other current assets, a decrease of $2.5 million in other assets, and an increase of $2.9 million in other noncurrent liabilities. Prior year accounts receivable and accounts payable cash flows were largely driven by SemCAMS turnaround activity and commodity pricing.
Investing Activities
For the nine months ended September 30, 2013, we had net cash outflows of $617.2 million from investing activities, due primarily to $131.7 million of capital expenditures, $143.5 million in investments in non-consolidated subsidiaries, and our acquisitions of Mid-America Midstream Gas Services, L.L.C. and Barcas Field Services, LLC of $356.2 million, partially offset by investing cash inflows of $13.1 million in distributions in excess of equity in earnings of affiliates. Year to date capital expenditures primarily relate to Rose Rock's Cushing expansion projects, SemGas' Northern Oklahoma expansion projects and well connects and the Wattenberg Oil Trunkline. Investments in non-consolidated subsidiaries represents investments in Glass Mountain Pipeline, the White Cliffs pipeline expansion project, and our purchase of additional general partner interest in NGL Energy. Distributions in excess of equity earnings represent returns of our investments in White Cliffs and NGL Energy.
For the nine months ended September 30, 2012, we had net cash outflows of $131.7 million from investing activities, due primarily to $82.1 million of capital expenditures and $64.0 million in investments in non-consolidated subsidiaries, partially offset by net investing inflows of $10.6 million in distributions in excess of equity in earnings of affiliates.
Financing Activities
For the nine months ended September 30, 2013, we had net cash inflows of $504.4 million from financing activities, which related to borrowings on long-term debt of $928.5 million and $210.2 million in proceeds from the issuance of Rose Rock limited partner units, partially offset by principal payments of $594.4 million, debt issuance costs of $11.9 million due to issuance of notes and increases to revolver capacity, dividends paid of $16.4 million and distributions to non-controlling interests of $11.5 million. Borrowings on long term debt include $300 million of notes issued related to the recently completed acquisition of Mid-America Midstream Gas Services, L.L.C.
For the nine months ended September 30, 2012, we had net cash inflows of $74.8 million from financing activities, substantially all of which related to borrowings on long-term debt of $260.5 million, partially offset by principal payments on long-term debt of $179.0 million.
SemGroup Senior Unsecured Notes
On June 14, 2013, we completed an offering of $300 million of 7.50% senior unsecured notes due 2021 to certain initial purchasers, for resale to qualified institutional buyers. See Footnote 8 of the accompanying condensed consolidated financial statements for additional information.
SemGroup Revolving Credit Facility
At September 30, 2013, we had $155 million borrowings outstanding under our $500 million revolving credit facility. In addition, we had $4.5 million in outstanding letters of credit on that date. The maximum letter of credit capacity under this facility is $250 million.
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
The credit agreement includes customary affirmative and negative covenants. At September 30, 2013, we were in compliance with the terms of the credit agreement.

Rose Rock Revolving Credit Facility
At September 30, 2013, Rose Rock had $85 million in cash borrowings outstanding under its $385 million revolving credit facility. There were $31.8 million in outstanding letters of credit.
On January 11, 2013, the credit facility capacity was increased to $385 million. On September 20, 2013, the credit agreement was amended to extend the agreement to September 20, 2018 and permit the increase of the facility by not more than $200 million, subject to certain conditions. The amended agreement allows Rose Rock to incur unsecured or subordinated debt without limitation, subject to certain conditions, and provides alternative financial performance covenants at Rose Rock's election after the issuance of $200 million or more unsecured or subordinated debt, in aggregate. Additionally, the interest rate and commitment fees related to the revolving facility were lowered.
Subsequent to the amendment, at Rose Rock's option, amounts borrowed under the credit agreement will bear interest at either the Eurodollar rate or an alternate base rate (“ABR”), plus, in each case, an applicable margin. The applicable margin will range from 1.75% to 3.00% in the case of a Eurodollar rate loan, and from 0.75% to 2.00% in the case of an ABR loan, in each case, based on a leverage ratio specified in the credit agreement. A commitment fee that ranges from 0.375% to 0.50%, depending on a leverage ratio specified in the credit agreement, is charged on any unused capacity of the revolving credit facility.
Additionally, the agreement requires Rose Rock to maintain a minimum ratio of consolidated EBITDA to consolidated cash interest expense at the end of any fiscal quarter, for the immediately preceding four quarter period, of 2.50 to 1.00 and a maximum ratio of consolidated net debt to consolidated EBITDA at the end of any fiscal quarter, for the immediately preceding four quarter period, of 5.00 to 1.00 (or 5.50 to 1.00 during a temporary period from the date of funding of the purchase price of certain acquisitions (as described in the credit facility) until the last day of the third fiscal quarter following such acquisitions).
Upon the initial incurrence of at least $200 million of unsecured debt, Rose Rock will have a one-time option to elect to comply with the ratio of consolidated EBITDA to consolidated cash interest expense and the ratio of consolidated net debt to consolidated EBITDA as detailed above or the following alternative covenants:

•	a minimum ratio of consolidated EBITDA to consolidated cash interest expense at the end of any fiscal quarter, for the immediately preceding four quarter period, of 2.50 to 1.00;

•	a maximum ratio of consolidated net debt to consolidated EBITDA at the end of any fiscal quarter, for the immediately preceding four quarter period, of 5.50 to 1.00;

•	and a maximum ratio of senior secured debt to consolidated EBITDA of 3.50 to 1.00.
The credit facility includes a $75 million sub-limit for the issuance of letters of credit. The credit agreement includes customary affirmative and negative covenants and also restricts Rose Rock’s ability to make certain types of payments including cash distributions to unitholders, however, Rose Rock may make those distributions unless Rose Rock is in default under the credit agreement or the distribution could result in a default. At September 30, 2013, Rose Rock was in compliance with the terms of the credit agreement.
SemMexico Credit Facilities
At September 30, 2013, we had no borrowings outstanding under a 56 million Mexican pesos (U.S. $4.3 million at the September 30, 2013 exchange rate) SemMexico credit facility. During the third quarter, the facility was renewed and has a maturity date of July 2014. In addition, SemMexico also had 292.8 million Mexican pesos (U.S. $22.3 million at the September 30, 2013 exchange rate) in outstanding letters of credit. SemMexico had no outstanding borrowings under a 44 million Mexican pesos (U.S. $3.3 million at the September 30, 2013 exchange rate) credit facility which matures in June 2015. At September 30, 2013, we were in compliance with the terms of these facilities.

Shelf Registration Statements
We have access to a universal shelf registration statement which provides us with the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and our capital needs. This shelf registration statement expires in December 2015.
Rose Rock has an effective shelf registration statement with the SEC that, subject to market conditions and its capital needs, allows Rose Rock to issue up to an aggregate of $500 million of debt or equity securities. In August 2013, Rose Rock used this shelf registration to sell 4.750 million common units representing limited partner interests for proceeds of $152.5 million, net of underwriting discounts and commissions of $6.4 million. This shelf registration expires in May 2016.
Capital Requirements
The midstream energy business can be capital intensive, requiring significant investment for the maintenance of existing assets or acquisition or development of new systems and facilities. We categorize our capital expenditures as either:

•
expansion capital expenditures, which are cash expenditures incurred for acquisitions or capital improvements that we expect will increase our operating income or operating capacity over the long-term; or

•
maintenance capital expenditures, which are cash expenditures (including expenditures for the addition or improvement to, or the replacement of, our capital assets or for the acquisition of existing, or the construction or development of new, capital assets) made to maintain our long-term operating income or operating capacity.

We estimate that the capital expenditures for 2013 will be approximately $825 million (including amounts related to the recently completed acquisitions of Mid-America Midstream Gas Services, L.L.C. and Barcas Field Services, LLC), consisting of an estimated $795 million for strategic projects and $30 million for maintenance and regulatory projects. Projected capital spending for 2013 also includes investments in Glass Mountain and White Cliffs. During the nine months ended September 30, 2013, we spent $132 million (cash basis) on capital projects, excluding capital contributions to affiliates for funding growth projects.
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
Rose Rock Distributions
The table below shows cash distributions declared or paid during 2012 and 2013.

Quarter Ended	Record Date	Payment Date	Distribution Per Unit
December 31, 2011	February 3, 2012	February 13, 2012	$0.0670	*
March 31, 2012	May 7, 2012	May 15, 2012	$0.3725
June 30, 2012	August 6, 2012	August 14, 2012	$0.3825
September 30, 2012	November 5, 2012	November 14, 2012	$0.3925
December 31, 2012	February 4, 2013	February 14, 2013	$0.4025
March 31, 2013	May 6, 2013	May 15, 2013	$0.4300
June 30, 2013	August 5, 2013	August 14, 2013	$0.4400
September 30, 2013	November 5, 2013	November 14, 2013	$0.4500
* The cash distribution paid in the first quarter of 2012 was $0.0670 per unit. This prorated amount corresponds to the minimum quarterly cash distribution of $0.3625 per unit, or $1.45 per unit on an annualized basis. The proration period began on December 15, 2011, immediately after the closing date of our initial public offering, and continued through December 31, 2011. The distribution was paid on February 13, 2012 to all unitholders of record as of February 3, 2012.

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
Customer Concentration
Shell Trading (US) Company accounted for more than 10% of our total revenue for the three months ended September 30, 2013, at approximately 13%. Shell Trading (US) Company and Tesoro Refining and Marketing Company accounted for more than 10% of our total revenue for the nine months ended September 30, 2013 at approximately 10% each. Although we have contracts with customers of varying durations, if one or more of our major customers were to default on their contract, or if we were unable to renew our contract with one or more of these customers on favorable terms, we might not be able to replace any of these customers in a timely fashion, on favorable terms or at all. In any of these situations, our revenues and our ability to pay cash dividends to our stockholders may be adversely affected. We expect our exposure to risk of non-payment or non-performance to continue as long as we remain substantially dependent on a relatively small number of customers for a substantial portion of our Adjusted gross margin.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined by Item 303 of Regulation S-K.
Commitments
There have been no material changes to our contractual obligations outside the ordinary course of our business from those previously disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012, although the value of product purchase commitments is less at September 30, 2013 than it was at September 30, 2012.
We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We establish a margin for these purchases by entering into various types of physical and financial sale and exchange transactions through which we seek to maintain a position that is substantially balanced between purchases on the one hand and sales and future delivery obligations on the other. We account for derivatives at fair value with the exception of commitments which have been designated as normal purchases and sales for which we do not record assets or liabilities related to these agreements until the product is purchased or sold. At September 30, 2013, such commitments included the following (volumes and dollars in thousands):

	Volume (Barrels)	Value
Fixed price purchases	202	$20,324
Fixed price sales	330	$34,749
Floating price purchases	18,016	$1,781,247
Floating price sales	18,600	$1,814,662
Certain of the commitments shown in the table above relate to agreements to purchase product from a counterparty and to sell a similar amount of product (in a different location) to the same counterparty. Many of the commitments shown in the table above are cancellable by either party, as long as notice is given within the time frame specified in the agreement (generally 30 to 120 days).
Our SemGas segment has a take or pay contractual obligation related to the fractionation of natural gas liquids. This obligation began in July 2011 and continues through June 2023, subsequent to the extension of the agreement in the second quarter of 2013. On September 30, 2013, approximately $25.8 thousand was due under the contract and the amount of future obligation is approximately $88.2 million. In addition, our SemGas segment enters into contracts under which we are responsible for marketing the majority of the gas and natural gas liquids produced by the counterparties to the agreements. During the three months and nine months ended September 30, 2013, the majority of SemGas’ revenues were generated from such contracts.

Critical Accounting Policies and Estimates
For disclosure regarding our critical accounting policies and estimates, see the discussion under the caption “Critical Accounting Policies and Estimates” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.

In addition, we have received preliminary independent appraisals of the assets acquired in the MMGS and Barcas acquisitions. The estimates of fair value recorded as of September 30, 2013, are subject to change and such changes could be material. We expect to complete this process prior to filing our Form 10-K for the year ending December 31, 2013.

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
Commodity Price Risk
The table below outlines the range of NYMEX prompt month daily settle prices for crude oil and natural gas futures, and the range of daily propane spot prices provided by an independent, third-party broker for the three months and nine months ended September 30, 2013 and September 30, 2012 and the year ended December 31, 2012.

	Light Sweet Crude Oil Futures (Barrel)	Mont Belvieu (Non-LDH) Spot Propane (Gallon)	Henry Hub Natural Gas Futures (MMBtu)
Quarter Ended September 30, 2013
High	$110.53	$1.19	$3.81
Low	$97.99	$0.86	$3.23
High/Low Differential	$12.54	$0.33	$0.58

Quarter Ended September 30, 2012
High	$99.00	$0.99	$3.32
Low	$83.75	$0.79	$2.61
High/Low Differential	$15.25	$0.20	$0.71

Nine Months Ended September 30, 2013
High	$110.53	$1.19	$4.41
Low	$86.68	$0.79	$3.11
High/Low Differential	$23.85	$0.40	$1.30

Nine Months Ended September 30, 2012
High	$109.77	$1.40	$3.32
Low	$77.69	$0.71	$1.91
High/Low Differential	$32.08	$0.69	$1.41

Year Ended December 31, 2012
High	$109.77	$1.40	$3.90
Low	$77.69	$0.71	$1.91
High/Low Differential	$32.08	$0.69	$1.99
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
However, the SemGas segment has exposure to commodity price risk because of the nature of certain contracts for which our fee is based on a percentage of proceeds or index related to the prices of natural gas, natural gas liquids and condensate. Given current volumes, liquid recoveries and contract terms, we estimate the following sensitivities over the next twelve months:

•	A $0.10 change in natural gas price results in approximately a $385 thousand impact to Adjusted gross margin.

•	A $0.10 change in natural gas liquids prices (Conway and Mont Belvieu) results in approximately a $2.7 million impact to Adjusted gross margin.

•	A $10.00 change in condensate price results in approximately a $3.4 million impact to Adjusted gross margin.
Additionally, based on our open derivative contracts at September 30, 2013, an increase in the applicable market price or prices for each derivative contract would result in a decrease in our crude oil sales revenues. Likewise, a decrease in the applicable market price or prices for each derivative contract would result in an increase in our crude oil sales revenues. However, the increases or decreases in crude oil sales revenues we recognize from our open derivative contracts are substantially offset by higher or lower crude oil sales revenues when the physical sale of the product occurs. These contracts may be for the purchase or sale of crude oil or in markets different from the physical markets in which we are attempting to hedge our exposure, or may have timing differences relative to the physical markets. As a result of these factors, our hedges may not eliminate all price risks.
The notional volumes and fair value of our commodity derivatives open positions as well as the change in fair value that would be expected from a 10% market price increase or decrease is shown in the table below (in thousands):

	Notional Volume (Barrels)	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease	Settlement Date
Crude oil:
Futures contracts	130	$725	$(1,330)	$1,330	November 2013
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
Interest Rate Risk
We utilize variable rate debt and are exposed to market risk due to the floating interest rates on our credit facilities. Therefore, from time-to-time we may utilize interest rate derivatives to manage interest obligations on specific debt issuances. Our variable rate debt bears interest at LIBOR or prime, subject to certain floors, plus the applicable margin. At September 30, 2013, an increase in these base rates of 1%, above the base rate floors, would increase our interest expense by $2.4 million per year.
The average interest rates presented below are based upon rates in effect at September 30, 2013 and December 31, 2012. The carrying value of the variable rate instruments in our credit facilities approximate fair value primarily because our rates fluctuate with prevailing market rates.

The following table summarizes our debt obligations:

Liabilities	September 30, 2013	December 31, 2012
Short-term debt - variable rate	$0.0 million	$0.0 million
Average interest rate	0.00%	0.00%
Long-term debt - variable rate	$240.0 million	$206.0 million
Average interest rate	4.90%	4.74%
Long-term debt - fixed rate	$300.0 million	$0.0 million
Fixed interest rate	7.50%	0.00%
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
A 10% change in the average exchange rate during the three and nine months ended September 30, 2013, would change operating income by $1.5 million and $3.1 million, respectively.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act), are effective as of September 30, 2013. This conclusion is based on an evaluation conducted under the supervision and participation of our Chief Executive Officer and Chief Financial Officer along with our management. Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2013, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Warrant Exercises
Pursuant to our Plan of Reorganization, in 2009 we issued warrants to purchase shares of our Class A Common Stock, or at the election of the warrantholder, shares of our Class B Common Stock, to certain of our pre-petition creditors. For the quarter ended September 30, 2013, two holders exercised warrants to purchase an aggregate of 10,010 shares of our Class A Common Stock. Both of the holders elected to satisfy their obligation to pay the exercise price through "cashless exercise," whereby the number of shares to be issued to the holder is reduced, in lieu of a cash payment for the exercise price. Accordingly, 5,551 shares of our Class A Common Stock were issued pursuant to such exercises. Such issuances were exempt from the registration requirements of the Securities Act pursuant to Section 1145 of the U.S. Bankruptcy Code.

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

10.1
Second Amendment to the Credit Agreement and First Amendment to the Guarantee and Collateral Agreement, dated as of September 20, 2013, by and among Rose Rock Midstream, L.P., certain subsidiaries of Rose Rock Midstream, L.P., as guarantors, the lenders party thereto and The Royal Bank of Scotland plc, as administrative agent and collateral agent for the lenders (filed as Exhibit 10.1 to our current report on Form 8-K dated September 20, 2013, filed September 26, 2013, and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Norman J. Szydlowski, Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.
32.1	Section 1350 Certification of Norman J. Szydlowski, Chief Executive Officer.
32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.
101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2013	SEMGROUP CORPORATION

	By:	/s/ Robert N. Fitzgerald
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

10.1
Second Amendment to the Credit Agreement and First Amendment to the Guarantee and Collateral Agreement, dated as of September 20, 2013, by and among Rose Rock Midstream, L.P., certain subsidiaries of Rose Rock Midstream, L.P., as guarantors, the lenders party thereto and The Royal Bank of Scotland plc, as administrative agent and collateral agent for the lenders (filed as Exhibit 10.1 to our current report on Form 8-K dated September 20, 2013, filed September 26, 2013, and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Norman J. Szydlowski, Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.
32.1	Section 1350 Certification of Norman J. Szydlowski, Chief Executive Officer.
32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.
101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.