Form 10-K
period 2013-12-31
SemGroup Corp
filed 2014-02-28
CIK 1489136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________
Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s Class A and Class B Common Stock held by non-affiliates at June 28, 2013, was $2,259,318,526, based on the closing price of the Class A Common Stock on the New York Stock Exchange on June 28, 2013.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
At January 31, 2014, there were 42,452,997 shares of Class A Common Stock and 28,235 shares of Class B Common Stock outstanding.
______________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, in connection with the registrant’s Annual Stockholders’ Meeting to be held on May 15, 2014, are incorporated by reference into Part III of this Form 10-K.

SEMGROUP CORPORATION AND SUBSIDIARIES
FORM 10-K—2013 ANNUAL REPORT

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

•
Our ability to comply with the covenants contained in our credit agreements and the indenture governing our 7.5% senior notes, including requirements under our credit agreements to maintain certain financial ratios;

•	The effect of our debt level on our future financial and operating flexibility, including our ability to obtain additional capital on terms that are favorable to us;

•	The ability of our subsidiary, Rose Rock Midstream, L.P., to make minimum quarterly distributions to its unitholders, including us;

•	The operations of NGL Energy Partners LP, which we do not control;

•	Any sustained reduction in demand for the petroleum products we gather, transport, process and store;

•	Our ability to obtain new sources of supply of petroleum products;

•	Our failure to comply with new or existing environmental laws or regulations or cross border laws or regulations;

•	The possibility that the construction or acquisition of new assets may not result in the corresponding anticipated revenue increase;

•	Changes in currency exchange rates;

•	The risks and uncertainties of doing business outside of the U.S., including political and economic instability and changes in local government laws, regulations and policies; and

•	The possibility that our hedging activities may result in losses or may have a negative impact on our financial results.
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
______________________________________________________________
As used in this Form 10-K, and unless the context indicates otherwise, the terms the “Company,” “SemGroup,” “we,” “us,” “our,” “ours,” and similar terms refer to SemGroup Corporation, its consolidated subsidiaries, and its predecessors. We sometimes refer to crude oil, natural gas, natural gas liquids (natural gas liquids, or “NGLs,” include ethane, propane, normal butane, iso-butane, and natural gasoline), refined petroleum products, and liquid asphalt cement, collectively, as “petroleum products” or “products.”

PART I

Items 1 and 2. Business and Properties
Overview
Our business is to provide gathering, transportation, storage, distribution, marketing and other midstream services primarily to independent producers, refiners of petroleum products and other market participants located in the Midwest and Rocky Mountain regions of the United States of America (the “U.S.”) and Canada. We, or our significant equity method investees, have an asset base consisting of pipelines, gathering systems, storage facilities, terminals, processing plants and other distribution assets located between North American production and supply areas, including the Gulf Coast, Midwest, Rocky Mountain and Western Canadian regions. We also maintain and operate storage, terminal and marine facilities at Milford Haven in the United Kingdom (the “U.K.”) that enable customers to supply petroleum products to markets in the Atlantic Basin. We also operate a network of liquid asphalt cement terminals throughout Mexico. Our operations are conducted directly and indirectly through our primary operating segments. The following diagram is a simplified organizational chart of our business segments:

Company Information
Our principal executive offices are located at Two Warren Place, 6120 South Yale Avenue, Suite 700, Tulsa, OK 74136-4216, and our telephone number is (918) 524-8100. Our website is located at www.semgroupcorp.com. Our Class A common stock trades on the New York Stock Exchange under the ticker symbol “SEMG.” Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as proxy statements and other information we file with, or furnish to, the SEC are available free of charge on our website. We make these documents available as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The information contained on our website, or available by hyperlink from our website, is not incorporated into this Form 10-K or other documents we file with, or furnish to, the SEC. We intend to use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Such disclosures will be included on our website in the “Investor Relations” sections. Accordingly, investors should monitor such portions of our website, in addition to following our press releases, SEC filings and public conference calls and webcasts.
In addition, we use social media to communicate with our investors and the public about our company, our businesses and our results of operations. The information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media and the others interested in our company to review the information we post on the social media channels listed on our investor relations website.

Industry Overview
We move petroleum products throughout the U.S., Canada, Mexico and the U.K. We provide gathering, transportation, storage, distribution, marketing and other midstream services to producers and refiners of petroleum products. The market we serve, which begins at the point of purchase at the source of production and extends to the point of distribution to the end-user customer, is commonly referred to as the “midstream” market. The midstream market acts as a bridge between energy producers and energy end-users. We focus on providing these services, using our asset base and distribution, processing and marketing expertise to provide our customers with a stable source of supply and market access for their petroleum products.
Crude Oil Midstream Market
Our crude oil business operates primarily in Colorado, Kansas, Louisiana, Montana, New Mexico, North Dakota, Oklahoma, Texas and Wyoming where there is extensive crude oil production. Our assets include gathering systems in and around producing fields and transportation pipelines and trucks carrying crude oil to logistic hubs, such as the Cushing Interchange, where we have terminalling and storage facilities that our customers use to manage the delivery of crude oil.
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
Terminals are facilities in which crude oil is transferred to or from a storage facility or transportation system, such as a gathering pipeline, to another transportation system, such as trucks or another pipeline. Terminals play a key role in moving crude oil to end-users, such as refineries, by providing the following services:

•	inventory management;

•	distribution; and

•	blending to achieve marketable grades or qualities of crude oil.
Overview of Cushing Interchange
The Cushing Interchange is one of the largest crude oil marketing hubs in the U.S. and is the designated point of delivery specified in all NYMEX crude oil futures contracts. As the NYMEX delivery point and a cash market hub, the Cushing Interchange serves as a significant source of refinery feedstock for Midwest refiners and plays an important role in establishing and maintaining markets for many varieties of crude oil.
The Cushing Interchange has multiple inbound and outbound pipeline interconnections. The following major pipeline projects are expected to increase takeaway capacity:

•
Seaway Pipeline Reversal—In May 2012, Enterprise Products Partners L.P. and Enbridge Inc. reversed the flow of the Seaway Pipeline to allow it to transport crude oil from Cushing to the U.S. Gulf Coast. The initial capacity was 150,000 barrels per day. In January 2013, the capacity was increased to 400,000 barrels per day. Construction of a twin loop of the Seaway Pipeline is expected to more than double Seaway's capacity to 850,000 barrels per day, following its anticipated completion in the first half of 2014.

•
TransCanada’s Keystone Cushing MarketLink Project —The Cushing MarketLink Project provides facilities to transport U.S. crude oil production from Cushing, Oklahoma to the U.S. Gulf Coast with a capacity of 150,000 barrels per day. This pipeline was placed in service in January 2014.

We cannot provide any assurances regarding these pipeline projects or the actual effect that they may have on crude oil prices at Cushing.

Natural Gas Midstream Market
We operate gathering and processing natural gas assets in the U.S. and Canada. The natural gas gathering process begins after a well has been completed and the well has been connected to a gathering system. Gathering systems typically consist of a network of small diameter pipelines and compression systems that collect natural gas from producing wells and transport it to larger pipelines for further transmission to a gas processing plant.
Wellhead gas is often saturated with water vapor. This water vapor must be removed from the gas stream to prevent formation of hydrates and condensation of free water in downstream facilities, to prevent corrosion and to meet downstream pipeline quality specifications. Dehydration is generally performed along the gathering system using either a glycol absorption process or a solid desiccant adsorption process.
In addition to water vapor, wellhead gas may contain impurities such as carbon dioxide, nitrogen, hydrogen sulfide, helium, oxygen and other inert components. These impurities must be removed from the gas stream to protect downstream equipment, prevent corrosion and meet downstream pipeline quality specifications. They are removed through a variety of processes using chemical reaction, absorption, adsorption or permeation.
As natural gas is processed to remove unwanted elements that interfere with pipeline transportation, higher value natural gas liquids known as NGLs and condensate are separated from the raw natural gas stream. NGLs include ethane, propane, normal butane, iso-butane and natural gasoline. These products are used as petrochemical feedstock, heating and transportation fuels and refinery feedstock. Condensate is a mixture of petroleum products consisting primarily of pentanes and heavier liquids. It is used as refinery feedstock and as a diluent used to dilute crude bitumen so that it can be transported by pipeline or railcar.
Mexican Asphalt Industry
Mexico has a large and diverse road network in place. Mexico’s land transportation network is one of the most extensive in Latin America with over 360,000 kilometers of roads, with one third paved. Roads are a critically important component of Mexico’s transportation infrastructure.
Mexico’s highway infrastructure is comprised of three main components: the federal network (which includes both toll and toll-free roads), the regional network and the rural network. The federal road system is the responsibility of the Mexican Transport and Communications Ministry ("SCT"), while the regional network of roads is the responsibility of state government. Rural and state roads and low-volume roads are also improved by state government. These networks help establish the annual demand for asphalt. Asphalt demand can increase, or decline, at a pace comparable to the level of on-going highway expansion and/or maintenance projects. Such projects rely on the availability of government concessions, continued public-private partnership undertakings and locally funded ventures.
The SCT announced that it will tender 258 highway projects in 2014. In December 2013, the SCT opened the bidding process for up to 25 billion pesos for new highway and port infrastructure projects scheduled for 2014, while ongoing highway infrastructure projects that require multi-year budgets are set to receive 972 million pesos.
Petroleum Products Storage Industry in the U.K.
Storage for refined products and crude oil is critical to the economy of the U.K. Fluctuations in demand for crude oil and fuels, combined with changing flows of petroleum product production and refining capacity, means storage is necessary to balance supply and demand. Additionally, the possibility of disruptions due to weather, industry upsets, political tensions and terrorism have led industry participants to appreciate the significance of access to storage.
The independent storage industry has experienced fluctuating demand for its services over recent years from major oil companies, oil traders and strategic storage agencies (government entities that store fuel to protect against significant fluctuations in supply or demand). The construction of new tank storage facilities has historically been restricted, resulting in a supply shortage. However, high crude oil prices and backwardated market conditions (i.e., prices for future deliveries are lower than current prices) have had a negative effect on storage economics. As a result, demand for such storage facilities is currently weak.
Our Property, Plant and Equipment
Assets include:

•
the 2% general partner interest and a 51.6% limited partner interest in Rose Rock Midstream, L.P. ("Rose Rock"), a publicly traded master limited partnership, which owns an approximately 624-mile crude oil pipeline network in Kansas and Oklahoma and a crude oil storage facility in Cushing, Oklahoma with a capacity of 7.35 million barrels and an additional 250,000 barrels placed in service in January 2014 for crude oil operations;

•
a 51% ownership interest (17% directly and 34% indirectly, through our interest in Rose Rock) in White Cliffs Pipeline, L.L.C ("White Cliffs"), which owns a 527-mile crude oil pipeline running from Platteville, Colorado to Cushing, Oklahoma (the "White Cliffs Pipeline"), that Crude operates;

•
a 50% interest in Glass Mountain Pipeline which owns a 210-mile crude oil pipeline in western and north central Oklahoma. Construction of this pipeline was completed in January 2014. The pipeline is operated by Rose Rock;

•	9.1 million common units of NGL Energy Partners LP ("NGL Energy") and an 11.78% interest in NGL Energy Holdings LLC, the general partner of NGL Energy;

•	approximately 1,900 miles of natural gas and NGL transportation, gathering and distribution pipelines in Kansas, Oklahoma, Texas and Alberta, Canada;

•	8.7 million barrels of owned multi-product storage capacity located in the U.K.;

•	12 liquid asphalt cement terminals and modification facilities and one emulsion distribution terminal in Mexico;

•	majority interest in four natural gas processing plants located in Alberta, Canada, with a combined operating capacity of 695 million cubic feet per day;

•	three natural gas processing plants located in the U.S., with 188 million cubic feet per day of capacity;

•
a modern, sixteen-lane crude oil truck unloading facility with 230,000 barrels of associated storage capacity in Platteville, Colorado which connects to the origination point of the White Cliffs Pipeline;

•	a 37-mile crude oil gathering system with 200,000 barrels of operational storage connected to our Platteville, Colorado crude oil terminal and the origination point of the White Cliffs Pipeline;

•	a 12-mile crude oil pipeline that connects our Platteville, Colorado crude oil terminal to the Tampa, Colorado crude oil market; and

•	a crude oil trucking fleet of over 130 transport trucks and trailers.
We believe that the variety of our petroleum product assets creates opportunities for us and our customers that avoid seasonal fluctuations of less diverse businesses.
Business Strategy
Our principal business strategy is to use our assets and operational expertise to:

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

For information relating to revenue and total assets for each segment, refer to Note 9 of our consolidated financial statements beginning on page F-1 of this Form 10-K.
The following sections present an overview of our business segments, including information regarding the principal business and services rendered, assets and operations and markets and competitive strengths. Our results of operations and financial condition are subject to a variety of risks. For information regarding our key risk factors, see “Item 1A. Risk Factors.”
Crude
Crude’s business operations are conducted through its 2% general partner interest and a 51.6% limited partner interest in Rose Rock and its 51% ownership interest in White Cliffs. These operations include crude oil transportation, storage, terminalling, gathering and marketing in Colorado, Kansas, Louisiana, Montana, New Mexico, North Dakota, Oklahoma, Texas and Wyoming for third-party customers as well as for itself. In addition to its equity investment in White Cliffs, the crude business unit consists of five primary operations: (i) Cushing storage; (ii) Kansas and Oklahoma pipeline system; (iii) crude oil trucking fleet; (iv) Bakken Shale operations; and (v) Platteville Facility.
Assets and Operations
Cushing Storage. Crude owns and operates 30 crude oil storage tanks in Cushing with an aggregate storage capacity of approximately 7.35 million barrels and an additional 250,000 barrels of storage placed in service in January 2014 for crude oil operations. Our storage terminal has a combined capacity to deliver 480,000 barrels of crude oil per day, and has inbound connections with the White Cliffs Pipeline from Platteville, Colorado, the Great Salt Plains Pipeline from Cherokee, Oklahoma, the Cimarron Pipeline from Boyer, Kansas, our Kansas and Oklahoma gathering system and two-way interconnections with all of the other major storage terminals in Cushing, the delivery point specified in all crude oil futures contracts traded on the NYMEX.
Kansas and Oklahoma Pipeline. Crude owns and operates an approximately 624-mile crude oil gathering and transportation pipeline system and over 620,000 barrels of associated storage in Kansas and Northern Oklahoma. This system gathers crude oil from throughout the region and delivers it to third-party pipelines and refineries and our Cushing terminal, thereby providing our customers with multiple delivery options.
Crude Oil Trucking Fleet. Crude owns and operates a crude oil trucking fleet of over 130 transport trucks and trailers providing transportation services in Colorado, Kansas, Louisiana, New Mexico, North Dakota, Oklahoma, Texas and Wyoming, as well as a take-or-pay customer transportation agreement.
Bakken Shale. Crude owns and operates a crude oil gathering, storage, transportation and marketing business in the Bakken Shale area in Western North Dakota and Eastern Montana. Using our fleet of trucks and capacity on the Enbridge North Dakota System, we purchase crude oil at the wellhead and transport and market it to customers, historically at the crude oil marketing hub in Clearbrook, Minnesota.
Platteville Facility. Crude owns and operates a sixteen-lane crude oil truck unloading facility in Platteville, Colorado, which connects to the origination point of the White Cliffs Pipeline. The facility includes storage capacity of 230,000 barrels.
White Cliffs Pipeline. Crude owns 51% of White Cliffs, which owns the White Cliffs Pipeline, a 527-mile common carrier, crude oil pipeline system that originates in Colorado and terminates in Cushing, Oklahoma. The White Cliffs Pipeline, which has a capacity of approximately 76,000 barrels of crude oil per day, is the primary direct pipeline out of the DJ Basin to the Cushing market. White Cliffs is undertaking an expansion to increase the capacity of the White Cliffs Pipeline from approximately 76,000 barrels per day to approximately 150,000 barrels per day.
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
Glass Mountain Pipeline. SemGroup and Gavilon LLC have formed a joint venture named Glass Mountain Pipeline to construct and operate a 210-mile pipeline in western and north central Oklahoma. The pipeline will have an initial capacity of approximately 140,000 barrels per day, 440,000 barrels of intermediate storage and deliver crude oil to a one million barrel storage facility at Gavilon's terminal in Cushing, Oklahoma. The pipeline was constructed by SemGroup. The total cost of the pipeline is estimated to be approximately $188 million, of which approximately $182.2 million has been spent as of December 31, 2013. Construction was completed in January 2014 and the pipeline is operated by Rose Rock. Chesapeake Energy entered into a long-term transportation agreement with Glass Mountain Pipeline which provided the economic incentive to construct the pipeline.

Wattenberg Oil Trunkline. SemGroup constructed a new crude oil gathering system in the DJ Basin called the Wattenberg Oil Trunkline. The project is a 37-mile, 12-inch diameter pipeline with 200,000 barrels of operational storage extending north from Rose Rock's Platteville Station, the origin point of the White Cliffs Pipeline. The pipeline connects Noble Energy, Inc.'s crude oil production area and includes truck unloading facilities. Noble Energy, Inc. has entered into a long-term agreement to use the assets. The total cost of the pipeline was approximately $39 million.
Revenue and Marketing
A majority of Crude’s revenue is generated from fee-based contractual arrangements that, in some instances, are fixed and not dependent on usage. In addition to third-party customer revenue, Crude generates revenue from limited marketing activities. Crude's marketing activities include purchasing crude oil for its own account from producers and aggregators and selling crude oil to traders and refiners.
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
Market and Competitive Strengths
Crude's pipeline system allows producers and purchasers access to regional refineries, third-party pipelines and to Cushing.
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
Assets and Operations
The SemStream segment includes SemGroup's ownership interest in NGL Energy, a master limited partnership, publicly traded on the New York Stock Exchange as "NGL", and includes no other significant assets or operations. NGL Energy owns and operates midstream wholesale and retail propane storage and distribution assets, crude oil logistics and water treatment services.
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
SemLogistics’ storage facility includes approximately 8.7 million barrels of above ground storage tanks. The terminal has two deep water jetties, one of which can accommodate vessels of up to 165,000 dead weight tons. It also has access to Mainline Pipeline Limited (pipeline from Milford Haven to Manchester and Nottingham), which is owned by Valero Energy Limited.
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
SemLogistics’ terminal size (approximately 23% of the total independent storage in the U.K.) and its vessel handling capabilities make it unique compared with other terminals. In addition to being the only independent U.K. facility that serves the bulk trans-shipment sector, it is also the only independent facility capable of handling crude oil.
SemCAMS
We own and operate four natural gas processing and gathering facilities in Alberta, Canada. The principal process performed at the processing plants is to remove contaminants and render the gas saleable to downstream pipelines and markets. At our sour gas plants we also “sweeten” sour natural gas by removing sulfur.
Assets and Operations
SemCAMS operates and owns varying working interests in (i) two sour natural gas processing plants known as the Kaybob South No. 3 plant (the “K3 Plant”), and the Kaybob Amalgamated plant (the “KA Plant”); (ii) two sweet gas plants known as the West Fox Creek plant and the West Whitecourt plant, and (iii) a network of approximately 600 miles of natural gas gathering and transportation pipelines. The sour gas plants are dually connected to two major long-haul natural gas pipelines that serve Canada and the U.S. The plants also have the ability to load certain products for transportation by truck and railcar.
Revenue and Marketing
SemCAMS generates revenue from the processing plants through volumetric fees for services under contractual arrangements with working interest owners and third-party customers. SemCAMS does not have direct exposure to commodity prices. In addition, SemCAMS generates fee-based revenue from volume throughput on its pipelines. SemCAMS’ customers include producers of varying sizes.
SemCAMS also derives revenue as the owner and operator of pipeline gathering systems that gather gas from multiple wells located in the same production unit and as the owner and operator of pipeline transportation systems that deliver the gathered gas to each plant.
To support operations at our plants, several producers have committed to process all of their current and future natural gas production from lands owned by them, or their subsequent assignees. This dedication continues until field depletion.
Market and Competitive Strengths
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

Assets and Operations
SemMexico currently operates an in-country network of 12 asphalt cement terminals and modification facilities, one emulsion distribution terminal and three portable rail unloading facilities to import asphalt from the U.S. SemMexico’s national technical center and headquarters are located in the city of Puebla.
Revenue and Marketing
SemMexico generates revenues through the sale of asphalt products. In general, SemMexico’s sales and purchases of asphalt cement are matched; SemMexico purchases product on an as-needed basis, thereby limiting exposure to price movements of inventory. SemMexico’s focus is to maintain its reputation as a quality supplier of asphalt products by consistently producing high quality products and introducing technologically advanced products and solutions to Mexico’s asphalt market, while simultaneously increasing production capacity and product distribution availability.
Market and Competitive Strengths
SemMexico is a leader in asphalt pavement technologies and capabilities. It is the only liquid asphalt cement company with a national footprint in Mexico. These factors have resulted in a long-term supply relationship with Pemex and long-term business relationships with its customers. SemMexico is exposed to market risk, such as the sustainability of road construction and maintenance funds from the Mexican government. However, we believe that SemMexico’s significant market position, reputation, technology and long-term relationships with suppliers and customers are strategic strengths that will benefit SemMexico.
SemGas
SemGas provides natural gas gathering and processing services. It has gathering and processing plants and assets in Kansas, Oklahoma and Texas. SemGas aggregates gas supplies from the wellhead and provides various services to producers that condition the wellhead gas production for downstream markets.
Assets and Operations
SemGas currently owns and operates over 1,300 miles of gathering pipelines in Kansas, Oklahoma and Texas. SemGas has one processing plant located in Sherman, Texas, with a processing capacity of 23 million cubic feet per day and over 400 miles of low pressure gathering lines. SemGas also has two plant facilities in Northern Oklahoma (Nash and Hopeton) located roughly 20 miles apart, with a combined processing capacity of approximately 165 million cubic feet per day. A third plant with a capacity of 200 million cubic feet per day is under construction and is expected to be completed in the first quarter of 2014. This area, also called the Mississippi Zone, has emerged into a key oil resource play with associated gas. There are approximately 665,000 acres dedicated to SemGas from several area producers in the Mississippi Lime Play.
Additionally, SemGas owns a Eufaula gathering system which gathers, dehydrates and compresses gas in eastern Oklahoma, and a gathering system in Kansas.
Revenue and Marketing
SemGas generates revenue from a portfolio of contracts. Initial contract terms can range from monthly and interruptible to the life of the reserves and, upon expiration, continue to renew on a month-to-month or year-to-year evergreen basis. The majority of these agreements are a combination of percent of proceeds and fee-based contracts for processing and gathering services. SemGas’ customers include producers, operators, marketers and traders.
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
Operational Hazards and Insurance
Pipelines, terminals, storage tanks, processing plants or other facilities may experience damage as a result of an accident, natural disaster or deliberate act. These hazards can also cause personal injury and loss of life, severe damage to, and destruction of, property and equipment, pollution or environmental damage and suspension of operations. Through the services of a major national insurance broker, we have maintained insurance of various types and varying levels of coverage similar to that maintained by other companies in the industry and which we consider adequate, under the circumstances, to cover our operations and properties, including coverage for natural catastrophes, pollution related events and acts of terrorism and sabotage. The limit of operational insurance maintained covering loss of, or damage to, property and products is $300 million per loss and includes business interruption loss. For claims arising under general liability, automobile liability and excess liability, the limits maintained total $250 million per occurrence/claim. Primary and excess liability insurance limits maintained for pollution liability claims vary by location for claims arising from gradual pollution with limits ranging from $20 million to $40 million in the aggregate. The combined primary and excess liability insurance limits for claims arising from sudden and accidental pollution total $270 million per claim and $290 million in the aggregate. This insurance does not cover every potential risk associated with the operating pipelines, terminals and other facilities. We have a favorable claims history enabling us to self-insure the “working layer” of loss activity using deductibles and self-insured retentions commensurate with our financial abilities and in line with industry standards, in order to create a more efficient and cost effective program and a consistent risk profile. The working layer consists of high frequency/low severity losses that are best retained and managed in-house. Sizable or difficult self-insured claims or losses may be handled by professional adjusting firms hired by us. We will continue to monitor the appropriateness of our deductibles and retentions as they relate to the overall cost and scope of our risk and insurance program.
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
Regulation of U.S. Transportation Operations
Interstate Transportation
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

Department of Transportation
Interstate pipelines and certain intrastate pipelines are subject to regulation by the Department of Transportation (the “DOT”) with respect to the design, construction, operation and maintenance of the pipeline systems. The DOT routinely conducts audits of the regulated assets and we must make certain records and reports available to the DOT for review as required by the Secretary of Transportation. In some states, the DOT has given a state agency authority to assume all or part of the regulatory and enforcement responsibility over the intrastate assets. The majority of our pipelines are regulated by the DOT.
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
Our Canadian assets are not currently regulated by the NEB. The importation and exportation of natural gas and crude oil to and from Canada, however, is regulated by the NEB. The Government of Alberta tracks volumes exported from Alberta and reserves the right to limit the volume of natural gas that may be removed from Alberta in the event of domestic supply constraint.
Alberta Energy Regulator (“AER”)
The AER’s purpose is to ensure that the discovery, development and delivery of Alberta’s resources take place in an orderly and efficient manner and in the public interest.
Among other matters, the AER has the authority to regulate the exploration, production, gathering, processing, transmission and distribution of natural gas within the province. With respect to natural gas gathering and processing activities, the AER’s primary role is to serve as a licensing authority for the construction and operation of the facilities used in those activities.
While the AER has jurisdiction to regulate the rates and fees charged for services provided by these types of facilities using a public complaint process, this authority is discretionary and historically has not commonly been exercised. Generally, the complaint-based method of regulation has meant that parties have had the opportunity to use alternative means to resolve disputes without resorting to the AER.
Sulphur Recovery Standards
In 2001, the AER's predecessor set stringent sulphur recovery standards for older sour gas processing plants, as set out in ID 2001-3. This interim directive directed older, “grandfathered” plants to either gradually increase their sulphur recovery to current standards or accept a reduction in their licensed capacity.
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
The Department for Environment Food and Rural Affairs is responsible for setting legislation, policy, regulations and guidance for a number of environmental issues. There are also several European and international laws and policies that apply. SemLogistics’ activities are regulated by Natural Resources Wales, which also oversees spills and their cleanup, as well as new construction of tanks, bunds (spill control berms or dikes in the U.S.) and other improvements, and whose regulations require us to maintain a Pollution Prevention and Control permit.
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
Environmental, Health and Safety Regulation
General
Our operations, including Canadian, U.K. and Mexican operations, are subject to varying degrees of stringent and complex laws and regulations by multiple levels of government relating to the production, transportation, storage, processing, release and disposal of petroleum and natural gas based products and other materials or otherwise relating to protection of the environment, safety of the public and safety of employees. As with the industry generally, compliance with current and anticipated environmental laws and regulations increases our overall costs of business, including our capital costs to construct, maintain and upgrade pipelines, equipment and facilities. The failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of removal or remedial obligations, and the issuance of injunctions limiting or prohibiting our activities. In addition, Canadian legislation requires that facility sites be abandoned and reclaimed to the satisfaction of provincial authorities and local landowners. A breach of such legislation may result in the imposition of fines and the issuance of clean-up orders.
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
Air Emissions
Our operations are subject to the federal Clean Air Act, as amended, and comparable state and local laws, as well as the federal, provincial and local Canadian, U.K., European Union and Mexican laws applicable to our Canadian, U.K. and Mexican operations, although not necessarily always as stringent as found in the U.S., at least not presently. These laws and regulations regulate emissions of air pollutants from various sources, including certain of our plants, compression stations and other facilities, and impose various monitoring and reporting requirements. Pursuant to these laws and regulations, we may be required to obtain environmental agency pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and comply with the terms of air permits containing various emissions and operational limitations and use specific emission control technologies to limit emissions. We may be required to incur certain capital expenditures in the future for air pollution control equipment and leak detection and monitoring systems in connection with obtaining or maintaining operating permits and approvals for air emissions. There are significant potential monetary fines for violating air emission standards and permit provisions.
SemCAMS conducts on-going air, soil and ground water monitoring in accordance with license requirements. SemCAMS is required to annually report all specified emissions from its major facilities in Canada to a publicly accessible National Pollutant Release Inventory database.
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
Canada does not currently have any federal legislation pending relating to the regulation of GHG emissions from the oil and gas industry. New federal regulations creating GHG performance standards for the transportation sector and for coal-fired electricity generation were introduced in 2012. The federal government has indicated that one of the next sectors that will be targeted by similar regulations will be the oil and gas industry, and that such regulations will be proposed in 2014. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur additional costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the petroleum products we gather, treat or otherwise handle in connection with our services.
Although Canada has not enacted federal GHG legislation for the oil and gas industry, the province of Alberta has set GHG baselines for all large GHG emitters that were in operation in the year 2000 in the province (which includes several of SemCAMS' facilities) based on 2003-2005 data, and required a reduction of 12% in GHG emissions intensity for each facility compared to its baseline. SemCAMS has been required to file provincial GHG emissions reports annually since 2003 for its three large gas plants.  Companies can meet this obligation through improvements to their operations, by purchasing Alberta-based credits, by contributing to the Climate Change and Emissions Management Fund (CAD $15 per tonne) or any combination thereof.  The regulation setting out GHG compliance costs in Alberta will expire in September 2014 and is expected to be renewed, although the compliance costs under the regulation may be increased. All GHG costs paid by SemCAMS are recovered by allocation to the producers based on fuel gas use and CO2 composition in the inlet gas. Failure to comply with the regulation will result in a fine of $200 for every tonne of CO2 by which the total release of specified gases exceeds the net emissions intensity limit for the facility. Legislation to further lower the current reporting limit is pending which, if enacted, would require additional SemCAMS facilities to file provincial GHG emissions reports annually.
Hazardous Substances and Wastes
The environmental laws and regulations affecting our operations relate to the release of hazardous substances or solid wastes into soils, groundwater and surface water, and include measures to prevent and control pollution. These laws and regulations generally regulate the generation, storage, treatment, transportation and disposal of solid and hazardous wastes, and may require investigatory and corrective actions at facilities where such waste may have been released or disposed. For instance, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “Superfund” law, and comparable state laws, impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to a release of “hazardous substance” into the environment. Potentially responsible persons can include the current owner or operator of the site where a release previously occurred and companies that disposed, or arranged for the disposal, of the hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the potentially responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other wastes released into the environment. Although “petroleum,” as well as natural gas and NGLs, have been for the most part excluded from CERCLA’s definition of a “hazardous substance”, we may, in the course of ordinary operations, generate wastes that may fall within the definition of a “hazardous substance.” In addition, there are other laws and regulations that can create liability for releases of petroleum, natural gas or NGLs. Moreover, we may be responsible under CERCLA or other laws for all or part of the costs required to clean up sites at which such wastes have been disposed. We have received notification that we are one of four companies that may be potentially responsible for any cleanup costs required under the State of Washington’s CERCLA equivalent statute with respect to a site in Spokane, Washington as result of our having leased the site after the contamination occurred. No clean-up has yet been ordered. Our position is that, as a result of our emergence from the bankruptcy of our predecessor, any potential claims against us for regulatory agency oversight costs were converted to administrative priority claims and any potential claims against us for investigation and clean-up costs were converted to unsecured claims (as they relate to other potentially responsible persons) and to administrative priority claims (as they relate to any regulatory agency).
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
We currently own or lease, and have in the past owned or leased, and in the future we may own or lease, properties that have been used over the years for petroleum product operations. Solid waste disposal practices within the oil and natural gas and related industries have improved over the years with the passage and implementation of various environmental laws and regulations. Nevertheless, some petroleum products and other solid wastes have been disposed of on, or under, various properties owned or leased by us during the operating history of those facilities. In addition, a number of these properties may have been operated by third parties over whom we had no control as to such entities’ handling of petroleum products or other wastes and the manner in which such substances may have been disposed of or released. These properties and wastes disposed thereon may be subject to CERCLA, RCRA and analogous state or Canadian federal or provincial laws. Under these laws, we could be required to remove or remediate previously disposed wastes or property contamination, including groundwater contamination, or to take action to prevent future contamination. In some instances, any such requirements may have been dealt with in the bankruptcy proceedings of our predecessor.
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
Office Facilities
In addition to our gathering, storage, terminalling and processing facilities discussed above, we maintain corporate office headquarters in Tulsa, Oklahoma. All of the U.S. business segments use Tulsa as their center of operations, except for Crude, whose primary operations are located in Oklahoma City, Oklahoma. Foreign business segments use their centers of operations, which are Calgary, Alberta for SemCAMS; Puebla, Mexico for SemMexico; and Milford Haven, Wales for SemLogistics. Many of our business segments also have satellite offices located throughout North America. The current lease for our Tulsa headquarters expires in May 2019, and the other office leases have varying expiration dates. While we may require additional office space as our business expands, we believe that our existing facilities are adequate to meet our needs for the immediate future, and that additional facilities will be available on commercially reasonable terms as needed.
Employees
As of December 31, 2013, we had approximately 890 employees, including approximately 500 employees outside the U.S. in Canada, Mexico and the U.K. Approximately 110 of our employees in Canada and Mexico are represented by labor unions and subject to collective bargaining agreements governing their employment with us. Of that number, approximately 60 employees have collective bargaining agreements that renew annually and approximately 50 have collective bargaining agreements that expire in January 2016. We have never had a labor related work stoppage and believe our employee relations are good.

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

Risks Related to Our Business
The instruments governing our indebtedness contain various covenants limiting the conduct of our business.
Our credit agreements and the indenture governing our 7.5% senior notes contain various restrictive covenants that limit the conduct of our business and our credit agreements require us to maintain certain financial ratios. These covenants and restrictions limit our ability to respond to changing business and economic conditions and may prevent us from engaging in transactions that might otherwise be considered beneficial to us. In particular, these agreements place certain limits on our ability to, among other things:

•	incur additional indebtedness;

•	incur liens;

•	enter into sale and lease back transactions;

•	make investments;

•	pay dividends or distributions;

•	make certain restricted payments;

•	consummate certain asset sales;

•	enter into certain transactions with affiliates; and

•	merge, consolidate and/or sell or dispose of all, or substantially all, of our assets.
If we fail to comply with the restrictions in our credit agreements or the indenture governing our 7.5% senior notes or any other subsequent financing agreements, a default may allow the creditors, if the agreements so provide, to accelerate the related indebtedness as well any other indebtedness to which a cross-acceleration or cross-default provision applies. If that occurs, we may not be able to make all of the required payments or borrow sufficient funds to refinance such debt. Even if new financing were available at that time, it may not be available on terms acceptable to us.
If we are unable to repay amounts outstanding under our credit agreements when due, the lenders thereunder could, subject to the terms of the relevant agreements, seek to sell or otherwise transfer our assets granted to them as collateral to secure the indebtedness outstanding under those agreements. Substantially all of our assets have been pledged as collateral to secure our credit agreements. In addition, the lenders under our credit agreements could choose to terminate any commitments to supply us with further funds.
Under certain economic conditions, our access to capital and credit markets may be limited, which may adversely impact our liquidity.
We may require additional funds from outside sources from time to time. Our ability to raise capital or arrange financing or renew existing facilities, along with the cost of such capital, is dependent upon a number of variables, including:

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
Our indebtedness could limit our flexibility, adversely affect our financial health and prevent us from making payments on such indebtedness.
Our substantial indebtedness could have important consequences to you. For example, it could:

•	make it difficult for us to satisfy our obligations with respect to out indebtedness;

•	make us more vulnerable to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow for operations and other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and industry in which we operate; and

•	place us at a competitive disadvantage compared to competitors that may have proportionately less indebtedness.
In addition, our ability to make scheduled payments or to refinance our obligations depends on our successful financial and operating performance. We cannot assure you that our operating performance will generate sufficient cash flow or that our capital resources will be sufficient for payment of our debt obligations in the future. Our financial and operating performance, cash flow and capital resources depend on prevailing economic conditions and financial, business and other factors, many of which are beyond our control.
If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to sell material assets or operations, obtain additional capital or restructure our debt. In the event that we are required to dispose of material assets or operations or restructure our debt to meet our debt service and other obligations, we cannot assure you as to the terms of any such transaction or how quickly any such transaction could be completed, if at all.
We may incur substantial additional indebtedness in the future. Our incurrence of additional indebtedness would intensify the risks described above.
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
We have in place a Comprehensive Risk Management Policy that establishes authorized commodities and transaction types, delegations of authority, and limits for trading and marketing exposures and requires that we restrict net open positions (e.g., positions that are not fully hedged as to commodity price risk) to specified levels at each of the consolidated and, in certain cases, subsidiary level. Our Comprehensive Risk Management Policy has restrictive terms with respect to acquiring and holding physical inventory, futures contracts or derivative products for the purpose of proprietary trading activity. Net open positions are monitored by our Risk Management department for compliance with policy limits. These policies and practices, however, cannot eliminate all risks. Derivatives contracts and contracts for the future delivery of crude oil expose us to the risk of non-delivery under product purchase contracts or the failure of gathering and transportation systems. Any event that disrupts our anticipated physical supply of products could create a net open position that would expose us to risk of loss resulting from price changes.
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
Conventional gas operations face continued competitive pressure from shale gas production.
The U.S. Energy Information Administration reports that higher estimates of domestic shale gas resources support increasing estimates of domestic natural gas production at prices below its previous estimates.
The abundant supply of shale gas, driven by horizontal drilling and hydraulic fracturing, places pressure on all conventional gas production, including sour gas production. In addition, facilities designed to remove hydrogen sulfide from a raw gas stream face increased competitive pressure because sour gas is more expensive to process than gas which does not contain sulfur.

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
Changes in currency exchange rates could adversely affect our results of operations.
A portion of our revenue is generated from our operations in Canada, the U.K. and Mexico, which use the Canadian dollar, British pound and Mexican peso, respectively, as the functional currency. Therefore, changes in the exchange rate between the U.S. dollar and any of such foreign currencies could adversely affect our results of operations.
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
We manage our exposure to credit risk through credit analysis and credit monitoring procedures and policies, including credit support requirements for customers and counterparties to which we extend no or limited unsecured credit, such as letters of credit, prepayments and guarantees. However, these procedures and policies cannot fully eliminate counterparty credit risks, and to the extent our procedures and policies prove to be inadequate, our financial and operational results may be negatively impacted.
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

In addition, states have adopted regulations similar to existing DOT regulations for intrastate gathering and transmission lines. We currently estimate that we will incur an aggregate cost of approximately $4.7 million during 2014 to implement necessary pipeline integrity management program testing along certain segments of our pipelines required by existing DOT and state regulations. This estimate does not include the costs, if any, of any repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the testing program, which costs could be substantial. At this time, we cannot predict the ultimate cost of compliance with these regulations, as the cost will vary significantly depending on the number and extent of any repairs found to be necessary as a result of the pipeline integrity testing. We will continue our pipeline integrity testing programs on an on-going basis to assess and maintain the integrity of our pipelines. The results of these tests could cause us to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operations of our pipelines and, consequently, result in a reduction in our revenue and cash flows from shutting down our pipelines during the pendency of such repairs or upgrades.
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
Our cash flow depends, in part, on the available cash and distributions of NGL Energy, and we may fail to realize the anticipated benefits from our investment in NGL Energy Partners LP.
We do not control NGL Energy’s assets and operations, and the value of, and benefits from, our investment in NGL Energy are subject to all of the risks and uncertainties inherent in NGL Energy’s business including, without limitation, the following:

•	NGL Energy may not have sufficient cash to enable it to pay minimum quarterly distributions on its common units, including the NGL common units owned by us (the "NGL Common Units");

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
We are subject to the trucking safety regulations, which are likely to be amended, and made stricter, as part of the initiative known as Comprehensive Safety Analysis ("CSA"). If our current USDOT safety ratings are downgraded to

“Unsatisfactory” or the equivalent in connection with this initiative, our business and results of operations may be adversely affected.
As part of the CSA initiative, the Federal Motor Carrier Safety Administration (“FMCSA”) is expected to open a rule-making docket for purposes of changing its safety rating methodology. Any new methodology adopted in the rule-making is likely to link safety ratings more closely to roadside inspection and driver violation data gathered and analyzed from month to month under the agency’s new Safety Measurement System or “SMS.” This linkage could result in greater variability in safety ratings than the current system, in which a safety rating is based on relatively infrequent on-site compliance audits at a carrier’s place(s) of business. Preliminary studies by transportation consulting firms indicate that “Satisfactory” ratings (or any equivalent under a new SMS-based system) may become more difficult to achieve and maintain under such a system. If we ever receive an “Unsatisfactory” or equivalent rating, we may lose some of our customer contracts that require such a rating, which may materially and adversely affect our business prospects and results of operations.
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
In its rulemaking under the Dodd-Frank Act, the CFTC has issued proposed regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. Certain bona fide hedging transactions would be exempt from these position limits. In addition, the Dodd-Frank Act may also require the counterparties to our derivative instruments to spin off some of their derivative activities to a separate entity, which may not be as creditworthy as the current counterparty.
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
Severe weather conditions and natural or man-made disasters could severely disrupt normal operations and have a material adverse effect on our business, financial condition, results of operations and cash flows.
We operate in various locations across the United States, Canada, Mexico and the United Kingdom which may be adversely affected by severe weather conditions and natural or man-made disasters. During periods of heavy snow, ice, rain or extreme weather conditions such as high winds, tornadoes and hurricanes or after other natural disasters such as earthquakes or wildfires, we may be unable to move our trucks between locations and our facilities may be damaged, thereby reducing our ability to provide services and generate revenues. These same conditions may cause serious damage or destruction to the property and operations of our customers. Such disruptions could potentially have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Canada does not currently have any federal legislation pending relating to the regulation of GHG emissions from the oil and gas industry. New federal regulations creating GHG performance standards for the transportation sector and for coal-fired electricity generation were introduced in 2012. The federal government has indicated that one of the next sectors that will be targeted by similar regulations will be the oil and gas industry, and that such regulations will be proposed in 2014. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur additional costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the petroleum products we gather, treat or otherwise handle in connection with our services.
Although Canada has not enacted federal GHG legislation for the oil and gas industry, the province of Alberta has set GHG baselines for all large GHG emitters that were in operation in the year 2000 (which includes several of SemCAMS' facilities) based on 2003-2005 data, and required a reduction of 12% in GHG emissions intensity for each facility compared to its baseline. Beginning in the second half of 2007, penalties are assessed for failure to comply with required reductions. Further limitations may be imposed in the future which could require additional SemCAMS' facilities to have to file annual GHG emissions reports, or which could increase the costs of compliance for SemCAMS' facilities.
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
Difficulty in attracting and retaining qualified drivers in our crude oil trucking business could adversely affect our growth and profitability.
Maintaining a staff of qualified truck drivers is critical to the success of our operations. We have in the past experienced difficulty in attracting and retaining sufficient numbers of qualified drivers. Regulatory requirements, including the FMCSA’s CSA initiative, and an improvement in the economy could reduce the number of eligible drivers or require us to pay more to attract and retain drivers. A shortage of qualified drivers and intense competition for drivers from other companies could create difficulties in increasing the number of our drivers for any expansion in our fleet of trucks. If we are unable to continue to attract and retain a sufficient number of qualified drivers, we could have difficulty meeting customer demands, which could materially and adversely affect our growth and profitability.
A failure in our operational systems or cyber security attacks on any of our facilities, or those of third parties, may affect adversely our financial results.
Our business is dependent upon our operational systems to process a large amount of data and complex transactions. If any of our financial, operational, or other data processing systems fail or have other significant shortcomings, our financial results could be adversely affected. Our financial results could also be adversely affected if an employee causes our operational systems to fail, either as a result of inadvertent error or by deliberately tampering with or manipulating our operational systems. In addition, dependence upon automated systems may further increase the risk that operational system flaws, employee tampering or manipulation of those systems could result in losses that are difficult to detect.
Due to increased technology advances, we have become more reliant on technology to help increase efficiency in our business. We use computer programs to help run our financial and operations sectors, and this may subject our business to increased risks. Any future cyber security attacks that affect our facilities, our customers and any financial data could have a material adverse effect on our business. In addition, cyber attacks on our customer and employee data may result in a financial loss, including potential fines for failure to safeguard data, and may negatively impact our reputation. Third-party systems on which we rely could also suffer operational system failure. Any of these occurrences could disrupt our business, result in potential liability or reputational damage or otherwise have an adverse effect on our financial results.
The threat or attack of terrorists aimed at our facilities could adversely affect our business.
The U.S. government has issued warnings that energy assets, specifically the nation’s pipeline infrastructure, may be future targets of terrorist organizations. Any future terrorist attack that may target our facilities, those of our customers or those of certain other pipelines could have a material adverse effect on our business. In addition, any governmental body mandated actions to prepare for, or protect against, potential terrorist attacks could require us to spend money or modify our operations.

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
One of the ways we intend to grow our business is through the construction of new assets. If we undertake such projects, they may not be completed on schedule or at the budgeted cost or at all. Moreover, our revenue may not increase immediately, or at all, upon the expenditure of funds on a particular project. For instance, if we expand a pipeline, the construction may occur over an extended period of time and we may not receive any material increases in revenue until the project is completed. Moreover, we may construct facilities to capture anticipated future growth in production in a region in which such growth does not materialize. Since we are not engaged in the exploration for, and the development of, natural gas and crude oil reserves, we do not possess reserve expertise and we often do not have access to third-party estimates of potential reserves in an area prior to constructing facilities in such area. To the extent we rely on estimates of future production in our decision to construct additions to our system, such estimates may prove to be inaccurate because of numerous uncertainties inherent in estimating quantities of future production. As a result, new facilities may not be able to attract enough throughput to achieve our expected investment return, which could adversely affect our results of operations, cash flows and financial condition.
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
Competition for water resources or limitations on water usage for hydraulic fracturing could disrupt crude oil and natural gas production from shale formations.
Hydraulic fracturing is the process of creating or expanding cracks by pumping water, sand and chemicals under high pressure into an underground formation in order to increase the productivity of crude oil and natural gas wells. Water used in the process is generally fresh water, recycled produced water (which is a by-product of natural gas and liquids) extraction or salt water.
There is competition for fresh water from municipalities, farmers, ranchers and other industrial users. In addition, the available supply of fresh water can also be reduced directly by drought. Prolonged drought conditions increase the intensity of competition for fresh water.
Limitations on oil and gas producers’ access to fresh water may restrict their ability to use hydraulic fracturing and could reduce new production. Such disruptions could potentially have a material adverse impact on our business, financial condition, results of operations and cash flows.
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
For information regarding legal proceedings, see the discussion under the captions “Bankruptcy matters”, “Other matters” and “Environmental” in Note 17 of our consolidated financial statements beginning on page F-1 of this Form 10-K, which information is incorporated by reference into this Item 3.

Item 4.	Mine Safety Disclosures
Not applicable.

Executive Officers of the Registrant
Our executive officers are elected annually by, and serve at the discretion of, our Board of Directors. Set forth below is information concerning our executive officers.

Name	Age	Position
Norman J. Szydlowski	62	President and Chief Executive Officer and Director
Robert N. Fitzgerald	54	Senior Vice President and Chief Financial Officer
Candice L. Cheeseman	58	General Counsel and Secretary
Timothy R. O’Sullivan	57	Vice President, Corporate Planning and Strategic Initiatives
Peter L. Schwiering	69	Vice President and President of Rose Rock Midstream Crude, L.P.
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
Our Class A Common Stock trades on the New York Stock Exchange under the ticker symbol “SEMG.” There is no established public trading market for our Class B Common Stock. At January 31, 2014, we had 1,468 holders of record of our Class A Common Stock and one holder of record of our Class B Common Stock. The following table sets forth the high and low sales prices of our Class A Common Stock (New York Stock Exchange composite transactions) during the periods indicated.

	High	Low
For the year ended December 31, 2013:
First quarter	$52.40	$40.40
Second quarter	$58.08	$49.88
Third quarter	$59.50	$53.21
Fourth quarter	$65.43	$56.12
For the year ended December 31, 2012:
First quarter	$30.13	$25.82
Second quarter	$32.12	$28.05
Third quarter	$38.16	$31.36
Fourth quarter	$39.98	$34.76
Dividends
In January 2013, we announced our intention to pay a quarterly cash dividend to common stockholders beginning in the second quarter of 2013. This dividend is a pass-through of the majority of the cash distributions we receive from our interests in Rose Rock and NGL Energy. The dividend is based on the previous quarter's distributions received. We expect to continue paying a quarterly cash dividend for the foreseeable future.
Our credit agreement places the following restrictions on dividends:
•The dividend cannot exceed our available cash, as defined in the credit agreement;
•No default or event of default under the credit agreement has occurred or is continuing; and
•After giving effect to the dividend, the leverage ratio as determined under the credit agreement cannot exceed 4.00 to 1.00.
The following table sets forth the dividend paid in the quarter indicated. We had not paid any cash dividends on our common stock prior to the second quarter of 2013.

For the Year Ended December 31, 2013	$/Share
First quarter	n/a
Second quarter	$0.19
Third quarter	$0.20
Fourth quarter	$0.21
Performance Graph
Set forth below is a line graph comparing the cumulative total stockholder return on our Class A Common Stock with the cumulative total return of the S&P 500 Stock Index and the Alerian MLP Infrastructure Index ("AMZIX Index") for the period from November 11, 2010 (the date our Class A Common Stock commenced trading on the New York Stock Exchange) to December 31, 2013. The AMZIX Index is a liquid, midstream-focused subset of the Alerian MLP index, comprised of 25 energy infrastructure master limited partnerships. The graph was prepared assuming $100 was invested on November 11, 2010 in our Class A Common Stock, the S&P 500 Stock Index and the AMZIX Index and distributions have been reinvested subsequent to the initial investment.

COMPARISON OF CUMULATIVE TOTAL RETURN
Among SemGroup Corporation, the S&P 500 Index
and the Alerian MLP Infrastructure Index
The above performance graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Warrant Exercises
Pursuant to our plan of reorganization, in 2009 we issued warrants to purchase shares of our Class A Common Stock or, at the election of the warrantholder, shares of our Class B Common Stock, to certain of our pre-petition creditors. During the year ended December 31, 2013, we issued 425,618 shares of our Class A Common Stock pursuant to warrant exercises. Such issuances were exempt from the registration requirements of the Securities Act pursuant to Section 1145 of the U.S. Bankruptcy Code. There were no warrant exercises during the fourth quarter of 2013.

Item 6. Selected Financial Data
Selected Consolidated Financial Data
The following table provides selected consolidated financial data as of and for the periods shown. The balance sheet data as of December 31, 2013, 2012, 2011, 2010 and 2009, and the statement of operations data for the years ended December 31, 2013, 2012, 2011 and 2010 and the one month ended December 31, 2009 and the eleven months ended November 30, 2009, have been derived from our audited financial statements for those dates and periods. The selected financial data provided below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included in this Form 10-K.
Balance sheet data in the following table as of December 31, 2013, 2012, 2011, 2010 and 2009 and statement of operations data for the years ended December 31, 2013, 2012, 2011 and 2010 and the one month ended December 31, 2009, are that of SemGroup Corporation. Statement of operations data for the other period presented is that of our predecessor, SemGroup, L.P. We applied fresh-start reporting as of November 30, 2009. As a result, our financial data is not comparable to that of our predecessor. Earnings per share in the following table is only presented for the periods subsequent to our emergence from our predecessor's bankruptcy, since the limited partner units of SemGroup, L.P. were canceled upon emergence from our predecessor's bankruptcy.
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

	Successor					Predecessor
	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	One Month Ended December 31, 2009	Eleven Months Ended November 30, 2009
	(amounts in thousands, except per share amounts)
Statement of operations data:
Total revenues	$1,427,016	$1,237,497	$1,465,246	$1,618,412	$155,457	$893,226
Operating income (loss)	$117,914	$57,351	$55,199	$(49,764)	$(39,643)	$13,827
Reorganization items gain	$—	$—	$—	$—	$—	$3,529,014
Income (loss) from continuing operations	$65,753	$28,958	$12,360	$(133,903)	$(38,372)	$3,533,407
Income (loss) from discontinued operations	59	2,939	(9,548)	1,831	455	(139,328)
Net income (loss)	$65,812	$31,897	$2,812	$(132,072)	$(37,917)	$3,394,079
Net income (loss) attributable to noncontrolling interests	17,710	9,797	435	225	(25)	(505)
Net income (loss) attributable to SemGroup	$48,102	$22,100	$2,377	$(132,297)	$(37,892)	$3,394,584
Income (loss) from continuing operations per share of common stock:
Basic	$1.13	$0.46	$0.29	$(3.24)	$(0.92)	$—
Diluted	$1.13	$0.45	$0.17	$(3.24)	$(0.92)	$—
Other financial data:
Adjusted gross margin	$405,942	$363,808	$306,693	$346,378	$23,720	$179,045
Adjusted EBITDA	$189,018	$134,965	$115,545	$151,796	$9,594	$94,470
Cash dividend declared per common share	$0.60	$—	$—	$—	$—	$—

	Successor
	As of December 31, 2013	As of December 31, 2012	As of December 31, 2011	As of December 31, 2010	As of December 31, 2009
		(amounts in thousands)
Balance sheet data:
Total assets	$2,470,614	$1,748,179	$1,491,181	$1,667,188	$2,210,013
Long-term debt, including current portion (excluding debt subject to compromise)	$615,125	$206,086	$109,335	$348,443	$519,932
Owners’ equity:
SemGroup Corporation owners’ equity	$1,053,902	$892,394	$851,096	$855,068	$976,686
Noncontrolling interests in consolidated subsidiaries	159,961	129,134	127,569	—	1,571
Total owners’ equity	$1,213,863	$1,021,528	$978,665	$855,068	$978,257
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of Business
Horizontal drilling and hydraulic fracturing continue to increase the production of crude oil and natural gas in the U.S. As a result, there is increasing demand for the services of midstream companies such as SemGroup, who can gather, transport, process and store these products as they are moved from the wellhead to refiners, industrial users and consumers. We have responded to this demand with additional storage tanks, gas processing facilities and new crude oil gathering and transportation pipelines.
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

How We Evaluate Our Operations
Our management uses a variety of financial and operational metrics to analyze our performance. We view these metrics as important factors in evaluating our profitability and review these measurements on at least a monthly basis for consistency and trend analysis. These metrics include financial measures such as Adjusted gross margin, operating expenses and Adjusted EBITDA and operating data including contracted storage capacity and sales, transportation and processing volumes.
Adjusted Gross Margin
We view Adjusted gross margin as an important performance measure of the core profitability of our operations, as well as our operating performance as compared to that of other companies in our industry, without regard to financing methods, historical cost basis, capital structure or the impact of fluctuating commodity prices. We define Adjusted gross margin as total revenues minus cost of products sold (exclusive of depreciation) and unrealized gain (loss) on derivatives. Adjusted gross margin allows us to make a meaningful comparison of the operating results between our fee-based activities, which do not involve the purchase or sale of petroleum products, and our fixed-margin and marketing operations, which do. In addition, Adjusted gross margin allows us to make a meaningful comparison of the results of our fixed-margin and marketing operations across different commodity price environments because it measures the spread between the product sales price and costs of products sold.
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

		Successor				Predecessor
	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	One Month Ended December 31, 2009	Eleven Months Ended November 30, 2009
	(Unaudited; in thousands)
Reconciliation of operating income (loss) to Adjusted gross margin:
Operating income (loss)	$117,914	$57,351	$55,199	$(49,764)	$(39,643)	$13,827
Add:
Operating expense	223,585	224,700	155,041	151,385	16,591	46,046
General and administrative expense	78,597	71,918	75,447	85,836	7,867	43,271
Depreciation and amortization expense	66,409	48,210	49,823	69,158	8,674	38,158
Loss (gain) on disposal of long-lived assets, net	(239)	(3,531)	301	105,051	23,119	13,625
Less:
Unrealized gain (loss) on derivatives	974	(1,196)	14,114	13,339	(7,112)	(24,118)
Earnings from equity method investments including gain on issuance of common units by equity method investee	79,350	36,036	15,004	1,949	—	—
Adjusted gross margin	$405,942	$363,808	$306,693	$346,378	$23,720	$179,045

		Successor				Predecessor
	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	One Month Ended December 31, 2009	Eleven Months Ended November 30, 2009
	(Unaudited; in thousands)
Reconciliation of net income (loss) to Adjusted EBITDA:
Net income (loss)	$65,812	$31,897	$2,812	$(132,072)	$(37,917)	$3,394,079
Add:
Interest expense	25,142	8,902	60,138	86,121	7,169	11,816
Income tax expense (benefit)	(17,254)	(2,078)	(2,310)	(6,320)	(7,217)	6,310
Depreciation and amortization	66,409	48,210	49,823	69,158	8,674	38,158
Loss (gain) on disposal of long-lived assets, net	(239)	(3,531)	301	105,051	23,119	13,625
Reorganization items (gain) loss	—	—	—	—	—	(3,529,014)
Loss (income) from discontinued operations, net of income taxes	(59)	(2,939)	9,548	(1,831)	(455)	139,328
Foreign currency transaction (gain) loss	(1,633)	298	(3,450)	2,899	(678)	(3,950)
Remove NGL Energy equity earnings including gain on issuance of common units	(33,996)	403	—	—	—	—
NGL cash distribution	18,321	9,218	—	—	—	—
Mid-America Midstream Gas Services acquisition cost	3,600	—	—	—	—	—
Employee severance expense	38	354	4,374	1,558	—	—
Impact of change in basis of NGL inventory in fresh-start reporting	—	—	—	27,821	8,681	—
Unrealized loss (gain) on derivatives	(974)	1,196	(14,114)	(13,339)	7,112	24,118
Change in fair value of warrants	46,434	21,310	(5,012)	283	872	—
Reversal of allowance on goods and services tax receivable	—	—	(4,144)	—	—	—
Depreciation and amortization included within equity in earnings of White Cliffs	9,520	10,181	10,630	2,897	—	—
Bankruptcy related expenses	567	—	—	—	—	—
Defense costs related to an unsolicited take over proposal	—	5,899	1,000	—	—	—
Allowance on (recovery of) receivable from AGE Refining	—	—	(2,692)	3,340	—	—
Recovery of receivables written off at emergence	—	(858)	—	—	—	—
Non-cash equity compensation	7,330	6,503	8,641	6,230	234	—
Adjusted EBITDA	$189,018	$134,965	$115,545	$151,796	$9,594	$94,470

Business and Performance Drivers
We operate our business through six primary business segments: Crude, SemStream, SemLogistics, SemCAMS, SemMexico and SemGas. We generate revenue in these segments by using our assets to provide products and services to third parties and by selectively using our assets to support our marketing activities. We believe that the variety of our petroleum product assets creates opportunities for us and our customers that avoid seasonal fluctuations of less diverse businesses.

Certain factors are key to our operations. These include the safe, reliable and efficient operation of the pipelines and facilities that we own and operate, while meeting the regulations that govern the operation of our assets and the costs associated with such regulations. Our revenue is impacted by several factors, including:
Transportation and processing fees
Transportation and processing fees are fees charged to third parties based on volumes of product moved through our pipeline systems, trucking operations and processing facilities.
Service, Storage and Terminalling Fees
Storage and terminalling fees are fees charged to third parties for product storage or terminalling services provided by us and are based on leased shell capacity and/or volumes moved through our terminal facilities.
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

Revenue
Our revenue is generated from third-party fees earned through the gathering, pipeline and truck transportation and storage of petroleum products principally in the Midwest region. Our customers pay us fees based on volumes gathered, transported and stored; through the sale of petroleum products based upon contract or index rates per barrel, million Btu or gallon. We generate additional revenue through selected marketing of petroleum products. Marketing operations consist primarily of aggregating petroleum products purchased at the lease along pipeline systems or trucked, and arranging the necessary transportation logistics for the ultimate sale or delivery of the petroleum products to customers or other end-users. Gathering and transportation revenue is recognized as petroleum products are delivered to customers. Storage revenue is recognized upon leasing of shell capacity on a take or pay basis. Marketing revenue is accrued at the time title to the petroleum product sold transfers to the purchaser, which typically occurs upon receipt of the petroleum product by the purchaser.
We use futures, swaps and options contracts to manage our exposure to market changes in commodity prices, to protect our gross margins on our purchased petroleum products and to manage our liquidity risk associated with margin deposit requirements on our overall derivative positions. When purchasing petroleum products, we seek to manage our exposure to commodity price risk. As we purchase inventory from suppliers, we may establish a fixed or variable margin with future sales using one of the following methods:

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
Accounting Standards Codification ("ASC") 845-10-15, “Nonmonetary Transactions,” requires certain transactions – those where inventory is purchased from a customer then resold to the same customer – to be presented in the income statement on a net basis, resulting in a reduction of revenue and costs of products sold by the same amount, but has no effect on operating income (loss). However, changes in the level of such purchase and sale activity between periods can have an effect on the comparison between those periods.
Volumes
Generally, we expect revenue to increase or decrease in conjunction with increases or decreases in total volumes. Our total volumes are affected by different factors, including our physical storage or transportation capacity, our working capital and credit availability under our credit facilities to support petroleum product purchases and the availability of the supply of petroleum product available for purchase, which is determined based primarily upon producer activity in areas near our asset base.
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
Crude
Crude conducts business through its 2% general partner interest and 51.6% limited partner interest in Rose Rock and its 51% (17% direct and 34% indirect via Rose Rock) ownership interest in White Cliffs. These operations include crude oil transportation, storage, terminalling, gathering and marketing in Colorado, Kansas, Louisiana, Montana, New Mexico, North Dakota, Oklahoma, Texas and Wyoming, for third-party customers as well as for itself. The Crude business unit consists of five primary operations: (i) Cushing storage; (ii) Kansas and Oklahoma pipeline system; (iii) crude oil trucking fleet; (iv) Bakken Shale operations; and (v) Platteville Facility.
Fee-Based Services
Crude charges a capacity or volume-based fee for the unloading, transportation and storage of crude oil and related ancillary services. Crude’s fee-based services include substantially all of its operations in Cushing, Oklahoma and Platteville, Colorado, as well as trucking and a portion of the transportation services it provides on its Kansas and Oklahoma pipeline system. Some of Crude’s fee-based contracts are take-or-pay contracts, whereby the customer is required to pay Crude a fixed minimum monthly fee regardless of usage. For the years ended December 31, 2013, 2012 and 2011, approximately 64%, 59% and 56%, respectively, of Crude’s Adjusted gross margin was generated by providing fee-based services to customers.
Fixed-Margin Transactions
Crude purchases crude oil from a producer or supplier at a designated receipt point at an index price, less a transportation fee, and simultaneously sells an identical volume of crude oil at a designated delivery point to the same party at the same index price, thereby locking in a fixed margin that is, in effect, economically equivalent to a transportation fee. We refer to these arrangements as “fixed-margin” or “buy/sell” transactions. These fixed-margin transactions account for a portion of the Adjusted gross margin Crude generates on its Kansas and Oklahoma pipeline system and through its Bakken Shale operations. For the years ended December 31, 2013, 2012 and 2011, approximately 16%, 20% and 14%, respectively, of its Adjusted gross margin was generated through fixed-margin transactions.
Marketing Activities
Crude conducts marketing activities by purchasing crude oil for its own account from producers, aggregators and traders and selling crude oil to traders and refiners. Crude’s marketing activities account for a portion of the Adjusted gross margin it generates on its Kansas and Oklahoma pipeline system and through its Bakken Shale operations. For the years ended December 31, 2013, 2012 and 2011, approximately 20%, 21% and 30%, respectively, of its Adjusted gross margin was generated through marketing activities.
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
More specifically, we use futures and swap contracts to manage our exposure to market changes in commodity prices, to protect our Adjusted gross margin on our purchased crude oil and to manage our liquidity risk associated with margin deposit requirements on our overall derivative positions. As we purchase inventory from suppliers, we may establish a fixed or variable margin with future sales by:

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
Our investment in NGL Energy is reported in the SemStream segment.
SemLogistics
SemLogistics owns the largest independent petroleum products storage facility in the U.K. The facility is located on the north bank of Milford Haven on the west coast of Wales. The main activities of SemLogistics are the receipt, storage and redelivery of clean petroleum and crude oil products via sea-going vessels. SemLogistics’ revenue is based on fixed-fee storage tank leases and related services.
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
SemMexico
SemMexico operates a network of liquid asphalt terminals in Mexico. Operations include purchasing, producing, storing and distributing liquid asphalt cement products. SemMexico purchases asphalt from refineries in Mexico and imports asphalt from the U.S. SemMexico’s revenue is based on contractual arrangements with customers for liquid asphalt cement.
SemGas
SemGas provides gathering, processing and storage services to the natural gas markets in the U.S. SemGas owns and operates gathering systems and processing plants in Kansas, Oklahoma and Texas. SemGas gathers gas from the wellhead and processes that gas for downstream markets.

Results of Operations
Consolidated Results of Operations

	Year Ended December 31,
(in thousands)	2013	2012	2011
Revenues	$1,427,016	$1,237,497	$1,465,246
Expenses:
Costs of products sold	1,020,100	874,885	1,144,439
Operating	223,585	224,700	155,041
General and administrative	78,597	71,918	75,447
Depreciation and amortization	66,409	48,210	49,823
Loss (gain) on disposal of long-lived assets, net	(239)	(3,531)	301
Total expenses	1,388,452	1,216,182	1,425,051
Earnings from equity method investments	52,477	36,036	15,004
Gain on issuance of common units by equity method investee	26,873	—	—
Operating income	117,914	57,351	55,199
Other expense (income)
Interest expense	25,142	8,902	60,138
Other expense (income), net	44,273	21,569	(14,989)
Total other expenses	69,415	30,471	45,149
Income from continuing operations before income taxes	48,499	26,880	10,050
Income tax benefit	(17,254)	(2,078)	(2,310)
Income from continuing operations	65,753	28,958	12,360
Income (loss) from discontinued operations, net of income taxes	59	2,939	(9,548)
Net income	$65,812	$31,897	$2,812
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
Interest expense
Interest expense increased in 2013 to $25 million from $9 million in 2012. This increase is due to the increase in the outstanding debt balance to $615 million at December 31, 2013, from $206 million at December 31, 2012. The increase in total outstanding debt is primarily attributable to the issuance of $300 million of senior notes in the second quarter of 2013. Also contributing to the increase in total outstanding debt is an increase in the revolver balance at Rose Rock of $240 million related to the drop down of an aggregate of a two-thirds interest in SemCrude Pipeline, LLC in the first and fourth quarters of 2013. These increases are partially offset by a reduction in the outstanding SemGroup revolver balance of $131 million in 2013 from proceeds received from the drop downs.
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

Other expense
Other expense increased in 2013 to $44 million from $22 million in 2012, primarily due to losses related to the change in the fair value of our outstanding warrants in each of those years. In 2011, other income of $15 million is primarily the result of changes in foreign exchange rates, decline in the fair value of our warrants and insurance recoveries of $6 million, $5 million and $2 million, respectively.
Discontinued operations
On November 1, 2011, we contributed the primary operating assets of our SemStream segment to NGL Energy; however, at that time we did not contribute any of the assets or liabilities of SemStream’s Arizona residential business to NGL Energy. On September 12, 2012, we entered into a definitive agreement to sell those assets and liabilities. This sale was subject to regulatory approval by the Arizona Corporation Commission and closed on December 31, 2012 after that approval was granted.
Results of Operations by Reporting Segment

Crude

	Year Ended December 31,
(in thousands)	2013	2012	2011
Revenues	$767,202	$620,797	$431,321
Expenses:
Costs of products sold	663,759	546,966	366,265
Operating	36,242	24,143	17,470
General and administrative	16,766	13,321	9,757
Depreciation and amortization	23,708	12,131	11,379
Loss (gain) on disposal of long-lived assets, net	(56)	(3,501)	64
Total expenses	740,419	593,060	404,935
Earnings from equity method investment	45,354	36,439	15,004
Operating income	$72,137	$64,176	$41,390

Adjusted Gross Margin
Adjusted gross margin in this segment is generated by providing fee-based services, by entering into fixed-margin transactions and through marketing activities. Revenues from fee-based services are included in service revenue, and revenues from fixed-margin and marketing activities are included in product revenue.
The following table shows the Adjusted gross margin generated by this segment’s fee-based services, fixed-margin transactions and marketing activities for the year ended December 31, 2013 (in thousands):

	Storage	Transportation	Marketing Activities	Other	Total
Revenues	$34,332	$34,466	$685,363	$13,041	$767,202
Less: Costs of products sold, exclusive of depreciation	—	—	663,759	—	663,759
Less: Unrealized gain (loss) on derivatives	—	—	974	—	974
Adjusted gross margin	$34,332	$34,466	$20,630	$13,041	$102,469
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

	Year Ended December 31,
(in thousands)	2013	2012	2011
Reconciliation of operating income to Adjusted gross margin:
Operating income	$72,137	$64,176	$41,390
Add:
Operating expense	36,242	24,143	17,470
General and administrative expense	16,766	13,321	9,757
Depreciation and amortization expense	23,708	12,131	11,379
Loss (gain) on disposal of long-lived assets, net	(56)	(3,501)	64
Less:
Unrealized gain (loss) on derivatives	974	(1,196)	787
Earnings from equity method investment	45,354	36,439	15,004
Adjusted gross margin	$102,469	$75,027	$64,269
2013 versus 2012
Revenue

	Year Ended December 31,
(in thousands)	2013	2012
Gross product revenue	$2,789,655	$2,133,054
ASC 845-10-15	(2,088,602)	(1,555,700)
Net unrealized gain (loss) on derivatives	974	(1,196)
Net product revenue	$702,027	$576,158
Service revenue	65,175	44,318
Other	—	321
Total revenue	$767,202	$620,797

Gross product revenue increased in 2013 to $2.8 billion from $2.1 billion in 2012. The increase was primarily due to an increase in the volume sold to 28.8 million barrels at an average sales price of $97 per barrel in 2013 from 23.2 million barrels at an average sales price of $92 per barrel in 2012.
The increase in sales volume was primarily the result of an increase in both buy/sell transactions (as defined above) to 17.8 million barrels in 2013, compared to 15.4 million barrels in 2012 and marketing activity (as defined above) to 11.0 million barrels in 2013, compared to 7.8 million barrels in 2012. The buy/sell transactions are used to achieve a transportation margin.
Gross product revenue was reduced by $2.1 billion in 2013 and $1.6 billion in 2012, in accordance with ASC 845-10-15.
Service revenue increased to $65 million in 2013 from $44 million in 2012. The recently acquired crude oil trucking fleet accounted for $14 million of the increase. New storage tanks that came on line in 2012 and 2013, additional pump over activity in Cushing, Oklahoma, additional truck unloading revenue at Platteville, Colorado and the Wattenberg Oil Truckline accounted for the remaining increase.
Costs of Products Sold
Costs of products sold increased in 2013 to $664 million from $547 million in 2012. Costs of products sold were reduced by $2.1 billion and $1.6 billion in 2013 and 2012, respectively, in accordance with ASC 845-10-15. Costs of products sold increased due to the increase in the barrels sold, as described above, combined with an increase in the average per barrel cost of crude to $95 for 2013 from $90 for 2012.
Operating Expense
Operating expense increased in 2013 to $36 million from $24 million in 2012, primarily due to the newly acquired crude oil trucking fleet. The increase included outside services from contract owner operators of approximately $5.0 million, employment costs of $3.5 million and fuel expense of $2.0 million.
General and Administrative Expense
General and administrative expense increased in 2013 to $17 million from $13 million in 2012, due primarily to increased overhead allocation from SemGroup, professional fees and employment expense of $2.0 million, $1.3 million and $1.1 million, respectively.
Depreciation and Amortization Expense
Depreciation and amortization expenses increased in 2013 to $24 million from $12 million in 2012. Approximately $3.4 million of the increase is due to project completions and the acquisition of the crude oil trucking fleet. An additional $6.6 million is primarily due to a revision of the estimated useful life relating to a 78-mile section of the Kansas and Oklahoma pipeline. Amortization expense increased in 2013 to $1 million from zero in 2012 due to a contract acquired as part of the crude oil trucking fleet acquisition in 2013.
Earnings from Equity Method Investment
Crude's equity method investments are White Cliffs and Glass Mountain Pipeline. The increase in earnings from equity method investments in 2013 to $45 million from $36 million in 2012 is attributable to increased volume transported by White Cliffs. The Glass Mountain Pipeline was not completed until 2014.

2012 versus 2011
Revenue

	Year Ended December 31,
(in thousands)	2012	2011
Product revenue	$2,133,054	$1,083,089
ASC 845-10-15	(1,555,700)	(688,575)
Net unrealized gain (loss) on derivatives	(1,196)	787
Net product revenue	$576,158	$395,301
Service revenue	44,318	35,800
Other	321	220
Total revenue	$620,797	$431,321
Gross product revenue increased in 2012 to $2.1 billion from $1.1 billion in 2011. The increase was primarily due to an increase in the volume sold to 23.2 million barrels at an average sales price of $92 per barrel in 2012 from 11.6 million barrels at an average sales price of $94 per barrel in 2011.
The increase in sales volume was primarily the result of an increase in buy/sell transactions (as defined above) to 15.4 million barrels in 2012 compared to 6.8 million barrels in 2011. The buy/sell transactions are used to achieve a transportation margin.
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
Depreciation and Amortization
Depreciation and amortization expense increased in 2012 to $12 million from $11 million in 2011. The increase is due to the completion of additional storage facilities at Cushing and Platteville.
Loss (Gain) on Disposal
At the time White Cliffs was deconsolidated in 2010, we recorded a loss of $6.8 million on the disposed ownership interest. In September 2012, we reached a settlement in a dispute concerning the selling price of that ownership interest and reduced the loss by $3.5 million.

Earnings From Equity Method Investment
Crude’s equity method investments are White Cliffs and Glass Mountain Pipeline. The increase in earnings from equity method investments in 2012 over 2011 is attributable to increased volume transported by White Cliffs. The Glass Mountain Pipeline was still under construction.

SemStream
On November 1, 2011, we contributed the primary operating assets of our SemStream segment to NGL Energy in exchange for a limited partnership interest and a general partnership interest in NGL Energy and cash. We did not contribute any of the assets or liabilities of SemStream’s Arizona residential business to NGL Energy. On September 12, 2012, we entered into a definitive agreement to sell the assets and liabilities of SemStream's Arizona residential business, subject to regulatory approval by the ACC and classified the operations of SemStream's Arizona residential business as discontinued. In early December 2012, the ACC granted SemStream regulatory approval to proceed with the sale. Certain summarized information on the results of discontinued operations is shown in Note 8 to our consolidated financial statements beginning on page F-1 of this Form 10-K. On December 31, 2012, we sold all of the issued and outstanding membership interests in SemStream Arizona Propane L.L.C. to Alliant Gas, LLC.
We include our share of NGL Energy’s earnings on a one quarter lag because we do not receive their financial statements in sufficient time to apply the equity method to the current period. In addition, our limited partnership interest was diluted as a result of NGL Energy's public equity offerings and acquisition during the third quarter of 2013. Accordingly, we recorded a non-cash gain of $26.9 million in the fourth quarter of 2013.

	Year Ended December 31,
(in thousands)	2013	2012	2011
Revenues	$—	$7	$608,334
Expenses:
Costs of products sold	—	33	595,434
Operating	1	(37)	6,448
General and administrative	600	930	7,336
Depreciation and amortization	—	—	3,501
Loss (gain) on disposal of long-lived assets, net	6	214	(45,821)
Total expenses	607	1,140	566,898
Earnings (losses) from equity method investment	7,123	(403)	—
Gain on issuance of common units by equity method investee	26,873	—	—
Operating income (loss)	$33,389	$(1,536)	$41,436

SemLogistics

	Year Ended December 31,
(in thousands)	2013	2012	2011
Revenues	$11,671	$12,341	$23,314
Expenses:
Costs of products sold	380	196	152
Operating	7,444	5,921	6,206
General and administrative	5,854	5,652	6,712
Depreciation and amortization	9,426	9,780	9,271
Loss on disposal of long-lived assets, net	—	—	44,663
Total expenses	23,104	21,549	67,004
Operating loss	$(11,433)	$(9,208)	$(43,690)
2013 versus 2012
Revenue
Revenue remained unchanged in 2013 from 2012 at $12 million. SemLogistics has experienced lower revenue than in the past as a result of a decline in the volume of storage leased and a drop in storage rates. High crude oil prices and backwardated market conditions (i.e., prices for future deliveries are lower than current prices) exist today and are forecast to continue into 2014. These factors have a negative effect on storage economics. As a result, the demand for storage is depressed and we have experienced difficulty securing contract renewals and replacement of long-term contracts.
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
Storage economics have been unfavorable for some time. As a result, during the fourth quarter of 2013, we conducted a test for recoverability in accordance with the guidance provided in ASC 360-10-15-3, Impairment and Disposal of Long-Lived Assets. The estimated undiscounted cash flows exceeded the carrying amount of the assets; therefore, the carrying amount of the long-lived assets are considered recoverable and an impairment was not recorded. We are aware that it is necessary to continue to monitor this situation and recognize the possibility that an impairment of the long-lived assets may be required in the near future.
Operating Expense
Operating expense increased in 2013 to $7 million from $6 million in 2012. This increase is primarily the result of higher plant maintenance costs due to deferral of works in 2012.

2012 versus 2011
Revenue
Revenue decreased in 2012 to $12 million from $23 million in 2011. The decline in revenue is a result of a decline in the volume of storage leased and a drop in storage rates. High crude oil prices and backwardated market conditions (i.e., prices for future deliveries are lower than current prices) existed during 2012. These factors had a negative effect on storage economics. As a result, the demand for storage was depressed and we experienced difficulty securing contract renewals and replacement of long-term contracts.
Storage economics have been unfavorable for some time. As a result, during the third quarter 2012, we conducted a test for recoverability in accordance with the guidance provided in ASC 360-10-15-3, Impairment and Disposal of Long-Lived Assets. The estimated undiscounted cash flows exceeded the carrying amount of the assets; therefore, the carrying amount of the long-lived assests are considered recoverable and an impairment was not recorded. We reviewed this analysis in the fourth quarter of 2012 and again concluded that impairment was not warranted.

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

SemCAMS

	Year Ended December 31,
(in thousands)	2013	2012	2011
Revenues	$198,450	$223,219	$163,367
Expenses:
Costs of products sold	305	768	218
Operating	150,319	174,284	110,814
General and administrative	14,940	14,020	16,816
Depreciation and amortization	10,766	10,589	10,233
Gain on disposal of long-lived assets, net	—	—	(8)
Total expenses	176,330	199,661	138,073
Operating income	$22,120	$23,558	$25,294
2013 versus 2012
Revenue
Revenue decreased in 2013 to $198 million from $223 million in 2012. This decrease is primarily the result of turnaround costs which are recorded as revenue when they are recoverable from the producers who use the plants. Approximately $28.5 million of such costs are included in revenue for 2013, compared to $63.1 million in 2012. We also earn revenue by charging the producers a fee for processing the recoverable costs. Higher operating costs flow-through unrelated to turnaround activity ($15.0 million) were offset, in part, by foreign exchange changes ($3.5 million) in 2013 compared to 2012.
Operating Expense
Operating expense decreased in 2013 to $150 million from $174 million in 2012. This decrease is primarily related to turnaround costs which were $28.5 million in 2013 compared to $63.1 million in 2012. This decrease was offset, in part, by higher contract services, operating incentives and power costs of $5.3 million, $5.0 million and $2.9 million, respectively. Foreign exchange changes reduced operating expense by $3.7 million in 2013 compared to 2012.
2012 versus 2011
Revenue
Revenue increased in 2012 to $223 million from $163 million in 2011. This increase is primarily the result of turnaround costs which are recorded as revenue when they are recoverable from the producers who use the plants. Approximately $63.1 million of such costs are included in revenue for 2012. We also earn revenue by charging the producers a fee for processing the recoverable costs. Approximately $5.5 million of such fees related to turnaround costs are included in revenue for 2012. In addition, maintenance capital recovery fees of $6.5 million and increased capital fees on take or pay contracts of $3.3 million also contributed to the increase. These increases were offset, in part, by estimated lost revenue due to wells that have been shut in by producers because of relatively low natural gas prices ($6.2 million) and estimated lost revenue due to turnaround activity ($3.3 million). Significant reductions in throughput also impair plant operations and emissions compliance. Lower operating costs flow-through unrelated to turnaround activity ($4.3 million) and foreign exchange changes ($3.3 million) also reduced revenue in 2012 compared to 2011.
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

SemMexico

	Year Ended December 31,
(in thousands)	2013	2012	2011
Revenues	$242,559	$263,870	$218,187
Expenses:
Costs of products sold	209,841	236,851	192,068
Operating	9,379	7,677	5,006
General and administrative	10,700	9,433	11,560
Depreciation and amortization	5,991	6,171	6,502
Gain on disposal of long-lived assets, net	(854)	(290)	(200)
Total expenses	235,057	259,842	214,936
Operating income	$7,502	$4,028	$3,251
2013 versus 2012
Revenue
Revenue decreased in 2013 to $243 million from $264 million in 2012. Lower volume (348 thousand metric tons versus 378 thousand metric tons) accounts for 92 percent of this decrease and lower sales prices ($685/metric ton versus $691/metric ton) accounts for the remaining 8 percent of the decrease.
Costs of Products Sold
Costs of products sold decreased in 2013 to $210 million from $237 million in 2012. On a per metric ton basis, the cost per metric ton in 2013 decreased to $603/metric ton compared to $627/metric ton in 2012.
Operating Expense
Operating expense increased in 2013 to $9 million from $8 million in 2012. This increase is primarily the result of an increase in field expenses (primarily diesel fuel) of $0.9 million and an increase in salary expense of $0.3 million.
General and Administrative Expense
General and administrative expense increased in 2013 to $11 million from $9 million in 2012. This increase is primarily the result of increased incentive compensation and sales commissions of $1.0 million.

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

SemGas

	Year Ended December 31,
(in thousands)	2013	2012	2011
Revenues	$231,119	$127,870	$105,248
Expenses:
Costs of products sold	169,800	100,677	75,066
Operating	20,200	12,712	9,027
General and administrative	7,971	6,195	6,521
Depreciation and amortization	14,517	7,043	5,986
Loss on disposal of long-lived assets, net	665	46	4
Total expenses	213,153	126,673	96,604
Operating income	$17,966	$1,197	$8,644
2013 versus 2012
Revenue
Revenue increased in 2013 to $231 million from $128 million in 2012 due to higher volume (53,761 MMcf versus 34,276 MMcf) and higher sales prices ($4.29/Mcf versus $3.73/Mcf). The price per Mcf shown is the revenue derived from the sale of natural gas and natural gas liquids divided by total wellhead volume during the period. The increase in revenue is primarily due to increased volume in northern Oklahoma.
Costs of Products Sold
Costs of products sold increased in 2013 to $170 million from $101 million in 2012. The increase is attributable to the increased volume generated in northern Oklahoma.

Adjusted Gross Margin

	Year Ended December 31,
(in thousands)	2013	2012
Revenues	$231,119	$127,870
Less: Cost of products sold, exclusive of depreciation	169,800	100,677
Less: Unrealized loss on derivatives	—	—
Adjusted gross margin	$61,319	$27,193
The following table presents a reconciliation of operating income to Adjusted gross margin, the most directly comparable GAAP financial measure for each of the periods indicated.

	Year Ended December 31,
(in thousands)	2013	2012
Reconciliation of operating income to Adjusted gross margin:
Operating income	$17,966	$1,197
Add:
Unrealized loss on derivatives	—	—
Operating expense	20,200	12,712
General and administrative expense	7,971	6,195
Depreciation and amortization expense	14,517	7,043
Loss on disposal or impairment of long-lived assets, net	665	46
Adjusted gross margin	$61,319	$27,193
Operating Expense
Operating expense increased in 2013 to $20 million from $13 million in 2012. This increase is due to increases in equipment lease ($2.6 million), field expense ($1.8 million), outside services ($0.8 million), incentive compensation ($0.7 million), salaries and wages ($0.6 million) and maintenance/repair ($0.4 million). All increases are primarily driven by the growth in volume and assets in northern Oklahoma.
General and Administrative Expense
General and administrative expense increased in 2013 to $8 million from $6 million in 2012. This increase is due to increases in incentive compensation ($1.0 million), salaries and wages ($0.3 million), insurance and taxes ($0.3 million), other employee related expense ($0.2 million) and intercompany expense ($0.2 million). All increases are primarily driven by the growth in volume and assets in northern Oklahoma.
Depreciation and Amortization Expense
Depreciation and amortization expense increased in 2013 to $15 million from $7 million in 2012. This increase is due to the Mid-America Midstream Gas Services acquisition in August 2013.
Loss on Disposal or Impairment of Long-Lived Assets
Loss on disposal or impairment of long-lived assets increased in 2013 to $1 million from $46 thousand in 2012, related to the transfer of equipment from Hopeton, OK to Sherman, TX.
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
Adjusted Gross Margin

	Year Ended December 31,
(in thousands)	2012	2011
Revenues	$127,870	$105,248
Less: Cost of products sold, exclusive of depreciation	100,677	75,066
Less: Unrealized loss on derivatives	—	—
Adjusted gross margin	$27,193	$30,182
The following table presents a reconciliation of operating income to Adjusted gross margin, the most directly comparable GAAP financial measure for each of the periods indicated.

	Year Ended December 31,
(in thousands)	2012	2011
Reconciliation of operating income to Adjusted gross margin:
Operating income	$1,197	$8,644
Add:
Unrealized loss on derivatives	—	—
Operating expense	12,712	9,027
General and administrative expense	6,195	6,521
Depreciation and amortization expense	7,043	5,986
Loss on disposal or impairment of long-lived assets, net	46	4
Adjusted gross margin	$27,193	$30,182
Operating Expense
Operating expense increased in 2012 to $13 million from $9 million in 2011. This increase is due to increased compression costs ($2.5 million), increased outside services ($0.7 million) and increased employment expenses ($0.4 million). These increases reflect higher volume processed and construction activity, particularly in Oklahoma.

Other and Eliminations

	Year Ended December 31,
(in thousands)	2013	2012	2011
Revenues	(23,985)	$(10,607)	(84,525)
Expenses:
Costs of products sold	(23,985)	(10,606)	(84,764)
Operating	—	—	70
General and administrative	21,766	22,367	16,745
Depreciation and amortization	2,001	2,496	2,951
Loss on disposal of long-lived assets, net	—	—	1,599
Total expenses	(218)	14,257	(63,399)
Operating loss	$(23,767)	$(24,864)	$(21,126)
Other and Eliminations is not an operating segment. This table is included to permit the reconciliation of segment information to that of the consolidated Company.

Liquidity and Capital Resources
Sources and Uses of Cash
Our principal sources of short-term liquidity are cash generated from our operations and borrowings under our revolving credit facilities. The consolidated cash balance on December 31, 2013 (including restricted cash) was $84.5 million. Of this amount, $50.5 million was held in Canada and may be subject to tax if transferred to the U.S., and $3.2 million is restricted cash set aside for settlement of pre-petition claims. Potential sources of long-term liquidity include issuances of debt securities and equity securities and the sale of assets. Our primary cash requirements currently are operating expenses, capital expenditures, our quarterly dividends and quarterly distributions to unitholders of our subsidiary, Rose Rock. In general, we expect to fund:

•	operating expenses, maintenance capital expenditures and cash dividends and distributions through existing cash and cash from operating activities;

•	expansion capital expenditures and any working capital deficits through cash on hand, borrowings under our credit facilities and the issuance of debt securities and equity securities;

•	acquisitions through cash on hand, borrowings under our credit facilities and the issuance of debt securities and equity securities; and

•	debt principal payments through cash from operating activities and refinancings when the credit facilities become due.
Our ability to meet our financing requirements and fund our planned capital expenditures will depend on our future operating performance and distributions from our equity investments, which will be affected by prevailing economic conditions in our industry. In addition, we are subject to conditions in the debt and equity markets for any issuances of debt securities and equity securities, including common units in Rose Rock. There can be no assurance we will be able or willing to access the public or private markets in the future. If we would be unable or unwilling to access those markets, we could be required to restrict future expansion capital expenditures and potential future acquisitions.
We believe our cash from operations and our remaining borrowing capacity allow us to manage our day-to-day cash requirements, distribute our quarterly dividends, distribute the minimum quarterly distribution on Rose Rock's outstanding common units and meet our capital expenditures commitments for the coming year.
The following table summarizes our changes in unrestricted cash for the periods presented:

	Year Ended December 31,
(in thousands)	2013	2012	2011
Statement of cash flow data:
Cash flows provided by (used for):
Operating activities	$173,409	$79,642	$74,041
Investing activities	(738,408)	(161,891)	36,922
Financing activities	561,130	86,483	(124,683)
Subtotal	(3,869)	4,234	(13,720)
Effect of exchange rate on cash and cash equivalents	3,191	(610)	(34)
Change in cash and cash equivalents	(678)	3,624	(13,754)
Change in cash and cash equivalents included in discontinued operations	—	2,792	(454)
Change in cash and cash equivalents from continuing operations	(678)	6,416	(14,208)
Cash and cash equivalents at beginning of period	80,029	73,613	87,821
Cash and cash equivalents at end of period	$79,351	$80,029	$73,613
Operating Activities
The components of operating cash flows can be summarized as follows:

	Year Ended December 31,
(in thousands)	2013	2012	2011
Net income	$65,812	$31,897	$2,812
Non-cash expenses, net	94,609	62,028	59,821
Changes in operating assets and liabilities	39,861	(14,283)	11,408
Net cash flows provided by operating activities	$200,282	$79,642	$74,041
2013 Compared to 2012
Non-cash expenses increased to $94.6 million in 2013 from $62.0 million in 2012. Significant changes from prior year include:

•	$25.1 million increase in expense from the change in the fair value of warrants due to increasing market prices,

•	$24.5 million increase in deferred tax benefit primarily due to the release of the valuation allowance on our net operating loss carryforward,

•	$17.8 million increase in depreciation and amortization primarily due to capital projects placed in-service and amortization of intangible assets acquired during 2013, and

•	$26.9 million decrease due to a non-cash gain recognized on the issuance of equity by our investee, which diluted our ownership interest.
Changes in operating assets and liabilities during the year ended December 31, 2013 relative to the prior year consisted primarily of:

•
$49.0 million increase in accounts receivable including receivable from affiliates due primarily to a $50.8 million increase at Rose Rock related to marketing and buy/sell activities around our Bakken Shale operations and Kansas and Oklahoma pipeline system, which are driven by demand in those areas and our ability to capture value related to changing market conditions, and the addition of trucking operations acquired in the Barcas Field Services, L.L.C. acquisition,

•
$11.4 million increase in inventory due primarily to a $5.9 million increase at Rose Rock from higher crude oil prices and a $3.2 million increase for SemMexico related to increased inventory to meet higher demand,

•	$29.5 million decrease in restricted cash due to payments made to settle liabilities to pre-petition creditors,

•	$9.4 million decrease in other current assets due a reduction in prepaid expenses at SemCAMS as power prepayments are no longer required due to a change in provider,

•
$93.3 million increase in accounts payable, including payable to affiliates, and accrued liabilities due primarily to a $53.8 million accounts payable increase at Rose Rock related to marketing and buy/sell activity, a $19.0 million accounts payable and accrued liabilities increase at SemGas related to revenue distribution payables and capital expenditures from increased northern Oklahoma activity, and

•	$29.6 million decrease in payables to pre-petition creditors (due to settlement payments).
The increases in receivable from and payable to affiliates primarily relate to business acquisitions of our equity method investee, NGL Energy, through which certain customers and suppliers have become related parties.
2012 Compared to 2011
Non-cash expenses increased to $62.0 million in 2012 from $59.8 million in 2011. Significant changes from 2011 include:

•	$15.3 million reduction in the net unrealized gain on derivative instruments driven by changes in the price, quantity and timing of derivative instruments outstanding at December 31, 2012 and 2011,

•	$7.1 million reduction in the change in the allowance for doubtful accounts due to changes in the allowance primarily at SemCAMS in 2011,

•	$26.3 million change in the fair value of warrants due to increasing market prices,

•	decreased debt amortization of $27.9 million due to the credit facility refinancing in 2011,

•	lower depreciation expense of $2.5 million due primarily to the contribution of SemStream assets to NGL Energy, and

•
a net increase in gain on disposal or impairment of long-lived assets of $16.1 million due mainly to the September 2012 receipt of additional proceeds from the White Cliffs settlement and a gain on sale of the disposal of SemStream's Arizona residential business in December 2012 and net losses on disposal or impairment of long-lived assets in 2011.

Changes in operating assets and liabilities during the year ended December 31, 2012 relative to 2011 consisted primarily of:

•	$4.9 million decrease in restricted cash due to payments made to settle liabilities to pre-petition creditors,

•
$129.1 million increase in accounts receivable due primarily to a $91.3 million increase at Rose Rock related to increased marketing and buy/sell activities around our Bakken Shale operations and Kansas and Oklahoma pipeline system, which are driven by demand in those areas and our ability to capture value related to changing market conditions, along with a $31 million increase at SemCAMS due to the timing of billings related to the K3 plant turnaround,

•	$4.2 million decrease in other current assets due primarily to amortization of prepaid expenses,

•
$114.7 million increase in accounts payable and accrued liabilities due primarily to an increase in accounts payable at Rose Rock of $95.1 million related to increased marketing and buy/sell activity, along with an increase in accrued liabilities at SemCAMS of $11.6 million related to the K3 plant turnaround,

•	$6.9 million decrease in payables to affiliates due to decreased payables to NGL Energy, and

•	$5.2 million decrease in payables to prepetition creditors (due to settlement payments).
Investing Activities
For the year ended December 31, 2013, we had net cash outflows of $738.4 million, primarily as a result of $362.5 million of payments to acquire Barcas Field Services, L.L.C. and Mid-America Midstream Gas Services, L.L.C., $215.6 million of capital expenditures and $173.9 million of investments in non-consolidated subsidiaries. Capital expenditures primarily related to SemGas, SemCAMS, and Crude expansion projects. Investments in non-consolidated subsidiaries primarily related to the Glass Mountain Pipeline and the White Cliffs Pipeline expansion.
For the year ended December 31, 2012, we had net cash outflows of $161.9 million, primarily as a result of $119.3 million in capital expenditures and $78.3 million of investments in non-consolidated subsidiaries. Capital expenditures related primarily to Rose Rock's Cushing expansion projects, SemGas' Northern Oklahoma expansion projects and well connects and the Wattenburg Oil Trunkline. Investments in non-consolidated subsidiaries represents investments primarily in the Glass Mountain Pipeline. The capital expenditures and investments in the Glass Mountain Pipeline were offset by $12.3 million in proceeds from the sale of the assets and liabilities of SemStream’s Arizona residential business in December 2012 and $17.3 million of distributions in excess of equity earnings driven by $8.1 million of distributions from White Cliffs and $9.2 million of distributions received from NGL Energy.
For the year ended December 31, 2011, we had net cash inflows of $36.9 million, primarily as a result of $93.1 million in proceeds from the contribution of certain SemStream assets to NGL Energy, $12.5 million in distributions from White Cliffs in excess of equity earnings and $66.0 million in capital expenditures.
Financing Activities
For the year ended December 31, 2013, we had net cash inflows of $561.1 million, primarily as a result of $409.1 million of net borrowings on debt ($1.3 billion of borrowings, net of $859.4 million of principal payments), $210.2 million of proceeds from issuances of equity by our subsidiary, Rose Rock, $25.4 million of dividends paid, $17.6 million of Rose Rock cash distributions to noncontrolling interests and $14.9 million of payments related to debt issuances. Net borrowings were primarily used to fund acquisitions and capital expenditures. Proceeds from issuances of equity by Rose Rock were used to fund Rose Rock's acquisition of interests in SemCrude Pipeline from SemGroup or to pay balances on Rose Rock's revolving credit facility. Payments related to debt issuances were incurred in the issuance of 7.5% senior notes by SemGroup and amendments to the Rose Rock and SemGroup revolving credit facilities, which included increasing borrowing capacity, extending the term, modifying covenants and reducing certain rates and fees.
For the year ended December 31, 2012, we had net cash inflows of $86.5 million, substantially all of which related to borrowings on long-term debt of $318 million, principal payments of $222.1 million and partnership distributions of $8.5 million. The increase in net cash inflows compared to 2011 is due primarily to increased credit facility usage related to the Company's increase in capital projects.
For the year ended December 31, 2011, we had net cash outflows of $124.7 million, primarily as a result of $503.2 million of principal payments on debt, $12.5 million in debt issuance costs, $264.0 million in borrowings and $127.1 million in proceeds received from the sale of limited partner interests in Rose Rock.
Long-term Debt
SemGroup senior unsecured notes
On June 14, 2013, we completed an offering of $300 million of 7.50% senior unsecured notes due 2021 ("Notes"). The Notes are governed by an indenture, as supplemented, between the Company and its subsidiary Guarantors and Wilmington Trust, N.A., as trustee (the “Indenture”). The Indenture includes customary covenants and events of default.
At December 31, 2013, we were in compliance with the terms of the Indenture.
SemGroup Revolving Credit Facility
At December 31, 2013, we had $70.0 million of cash borrowings outstanding under our $500 million revolving credit facility. In addition, we had $4.0 million in outstanding letters of credit on that date. The maximum letter of credit capacity under this facility is $250 million.
During 2013, the credit agreement was amended to (i) permit the increase of the revolving commitments under the credit agreement by an aggregate amount of $300 million subject to the satisfaction of certain conditions, (ii) extend the availability period of the revolving commitments, and the maturity date of the extensions of credit thereunder, to December 11, 2018, (iii) reduce the interest rate payable in respect of the revolving and term commitments and (iv) modify the commitment fees payable in respect of revolving commitments. Earlier principal payments may be required if we enter into certain transactions to sell assets or obtain new borrowings. We have the right to make additional principal payments without incurring any penalties for early repayment. The credit agreement includes customary affirmative and negative covenants.
At December 31, 2013, we were in compliance with the terms of the credit agreement.
Rose Rock Revolving Credit Facility
On November 10, 2011, Rose Rock entered into a five-year senior secured revolving credit facility agreement. The credit facility under this agreement became effective upon completion of Rock Rock's initial public offering on December 14, 2011.

Subsequent to amendments in 2013, this credit agreement provides for a revolving credit facility of $585 million and includes a $150 million sub-limit for letters of credit. The credit agreement was amended to extend the agreement to September 20, 2018 and permit the increase of the facility by not more than $200 million, subject to certain conditions. The amended agreement allows Rose Rock to incur unsecured or subordinated debt without limitation, subject to certain conditions, and provides alternative financial performance covenants at Rose Rock's election after the issuance of $200 million or more of unsecured or subordinated debt, in aggregate.
At December 31, 2013, Rose Rock had $245.0 million of outstanding cash borrowings under its $585 million revolving credit facility. There were $34.5 million in outstanding letters of credit. The credit facility also allows for the use of Secured Bilateral Letters of Credit, which are issued external to the credit facility and do not reduce revolver availability. At December 31, 2013, we had $61.3 million of Bilateral Letters of Credit outstanding. The credit agreement includes customary affirmative and negative covenants and also restricts Rose Rock's ability to make certain types of payments, including the declaration or payment of cash distributions to unitholders; provided that Rose Rock may make quarterly distributions of available cash so long as no default under the credit agreement then exists or would result therefrom.
At December 31, 2013, Rose Rock was in compliance with the terms of the credit agreement.
SemMexico Revolving Credit Facilities
SemMexico has two credit facilities: 1) a facility entered into in June 2012 that allows the borrowing of up to 44 million Mexican pesos (U.S. $3.4 million at the December 31, 2013 exchange rate) and matures in June 2015; and 2) a facility renewed in July 2013 that allows the borrowing of up to 56 million Mexican pesos (U.S. $4.3 million at the December 31, 2013 exchange rate) and matures in July 2014. At December 31, 2013, there were no outstanding borrowings. SemMexico had 292.8 million Mexican pesos (U.S. $22.4 million equivalent at the December 31, 2013 exchange rate) in outstanding letters of credit.
At December 31, 2013, we were in compliance with the terms of these facilities.
Shelf Registration Statements
We have access to a universal shelf registration statement which provides us with the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and our capital needs. This shelf registration statement expires in December 2015.
Rose Rock has an effective shelf registration statement with the SEC that, subject to market conditions and its capital needs, allows Rose Rock to issue up to an aggregate of $500 million of debt and equity securities. In August 2013, Rose Rock used this shelf registration to sell 4.750 million common units representing limited partners interests for proceeds of $152.5 million, net of underwriting discounts and commissions of $6.4 million. This shelf registration expires in May 2016.
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

During the year ended December 31, 2013, we spent $389 million (cash basis), on capital projects including capital contributions to affiliates for funding growth projects. In addition, we spent $362.5 million related to business acquisitions. Projected capital expenditures for 2014 are estimated at $363 million in expansion projects, including capital contributions to affiliates to fund growth projects, and $52 million in maintenance projects. These estimates may change as future events unfold. See "Cautionary Note Regarding Forward-Looking Statements."

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
SemGroup Dividends
The table below sets out the dividends declared and/or paid by SemGroup during 2014 and 2013.

Quarter Ended	Record Date	Payment Date	Dividend Per Share
June 30, 2013	May 20, 2013	May 30, 2013	$0.19
September 30, 2013	August 19, 2013	August 30, 2013	$0.20
December 31, 2013	November 22, 2013	December 3, 2013	$0.21
March 31, 2014	March 10, 2014	March 20, 2014	$0.22
Rose Rock Distributions
The table below sets out the cash distributions paid by Rose Rock during 2014, 2013 and 2012.

Quarter Ended	Record Date	Payment Date	Distribution Per Unit
March 31, 2012	May 7, 2012	May 15, 2012	$0.3725
June 30, 2012	August 6, 2012	August 14, 2012	$0.3825
September 30, 2012	November 5, 2012	November 14, 2012	$0.3925
December 31, 2012	February 4, 2013	February 14, 2013	$0.4025
March 31, 2013	May 6, 2013	May 15, 2013	$0.4300
June 30, 2013	August 5, 2013	August 14, 2013	$0.4400
September 30, 2013	November 5, 2013	November 14, 2013	$0.4500
December 31, 2013	February 4, 2014	February 14, 2014	$0.4650
Credit Risk
We are subject to risks of loss resulting from nonpayment or nonperformance by our customers. We examine the creditworthiness of third-party customers to whom we extend credit and manage our exposure to credit risk through credit analysis, credit approval, credit limits and monitoring procedures, and for certain transactions, we may request letters of credit, prepayments or guarantees.
Customer Concentration
Shell Trading (US) Company, a customer of our Crude segment, accounted for more than 10% of our consolidated revenue for the year ended December 31, 2013, at approximately 17%. Although we have contracts with customers of varying durations, if one or more of our major customers were to default on their contract, or if we were unable to renew our contract with one or more of these customers on favorable terms, we might not be able to replace any of these customers in a timely fashion, on favorable terms or at all. In any of these situations, our revenues and our ability to pay cash dividends to our stockholders may be adversely affected. We expect our exposure to risk of non-payment or non-performance to continue as long as we remain substantially dependent on a relatively small number of customers for a substantial portion of our Adjusted gross margin.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

Commitments
Contractual Obligations
In the ordinary course of business we enter into various contractual obligations for varying terms and amounts. The following table includes our contractual obligations as of December 31, 2013, and our best estimate of the period in which the obligation will be settled (in thousands):

	2014	2015	2016	2017	2018	Thereafter
Long-term debt (1)	$—	$—	$—	$—	$315,000	$300,000
Interest (1)	31,577	31,577	31,602	31,577	29,625	55,250
Capital leases	37	39	21	15	13	—
Operating leases	8,618	8,890	8,752	6,737	2,785	6,213
Take-or-pay commitment	9,769	10,199	11,804	11,938	10,060	33,512
Purchase commitments (2)	1,258,517	205,232	—	—	—	—
Payables to pre-petition creditors (3)	3,177	—	—	—	—	—
Capital expenditure expansion projects (4)	62,843	—	—	—	—	—
Total	$1,374,538	$255,937	$52,179	$50,267	$357,483	$394,975

(1)	Assumes interest rates, fee rates and letters of credit and loans outstanding are as of December 31, 2013, and remain constant thereafter until maturity except for required principal payments.

(2)
The bulk of the commitments shown in the table above relate to agreements to purchase product from a counterparty and to sell a similar amount of product (in a different location) to the same counterparty. Many of the commitments shown in the table above are cancellable by either party, as long as notice is given within the time frame specified in the agreement (generally 30 to 120 days).

(3)	An amount equal to this payable is held in a restricted cash account for this purpose.

(4)	Capital expenditure expansion projects include our 51% interest in the White Cliffs Pipeline expansion and our 50% interest in the Glass Mountain Pipeline project.
In addition to the items in the table above, we have entered into various operational commitments and agreements related to pipeline operations and to the marketing, transportation, terminalling and storage of petroleum products. We have also entered into certain petroleum products derivative instruments, for which the fair value is a net liability of $0.1 million at December 31, 2013.
Letters of Credit
In connection with our purchasing activities, we provide certain suppliers and transporters with irrevocable standby letters of credit to secure our obligation for the purchase of petroleum products. Our liabilities with respect to these purchase obligations are recorded as accounts payable on our balance sheet in the month the petroleum products are purchased. Generally, these letters of credit are issued for 70-day periods (with a maximum of 364-day periods) and are terminated upon completion of each transaction. At December 31, 2013 and December 31, 2012, we had outstanding letters of credit of approximately $122.2 million and $68.4 million, respectively.

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
Purchase price allocation
Estimates of reporting unit's fair value

Derivative Instruments	Instruments used in valuation techniques
Market maturity and economic conditions
Contract interpretation
Market conditions in the energy industry, especially the effects of price volatility on contractual commitments

Contingencies	Estimated financial impact of event
Judgment about the likelihood of event occurring
Regulatory and political environments and requirements
Income Taxes and Valuation Allowance for Deferred Tax Assets
At December 31, 2013, we had a cumulative U.S. federal net operating loss of approximately $10.9 million that can be carried forward to apply against taxable income generated in future years. This carry forward begins to expire in 2031. We had cumulative U.S. state net operating losses of approximately $40 million available for carryforward, which begin to expire in 2014. We had a foreign net operating loss of $16.1 million available for indefinite carry forward. We had foreign tax credits of approximately $44.6 million available for carry forward, which begin to expire in 2020.
Considerable judgment is required to determine the tax treatment of a particular item that involves interpretations of complex tax laws. We are subject to examination by taxing authorities for income tax returns filed in the U.S. federal jurisdiction and various state and foreign jurisdictions including Canada, Mexico and the United Kingdom.

Evaluation of Long-Lived Assets for Impairment
In accordance with ASC 360, “Property, Plant and Equipment,” we evaluate property, plant and equipment and certain intangible assets for impairment whenever indicators of impairment exist. Examples of such indicators are:

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
We are exposed to various market risks, including changes in (i) petroleum prices, particularly crude oil, natural gas and natural gas liquids, (ii) interest rates, and (iii) currency exchange rates. We may use from time-to-time various derivative instruments to manage such exposure. Our risk management policies and procedures are designed to monitor physical and financial commodity positions and the resulting outright commodity price risk as well as basis risk resulting from differences in commodity grades, purchase and sale locations and purchase and sale timing. We have a risk management function that has responsibility and authority for our Comprehensive Risk Management Policy, which governs our enterprise-wide risks, including the market risks discussed in this item. Subject to our Comprehensive Risk Management Policy, our finance and treasury function has responsibility and authority for managing exposure to interest rates and currency exchange rates. To manage the risks discussed above, we engage in price risk management activities.
Commodity Price Risk
The table below outlines the range of NYMEX prompt month daily settle prices for crude oil and natural gas futures, and the range of daily propane spot prices provided by an independent, third-party broker for the years ended December 31, 2013, 2012 and 2011.

	Light Sweet Crude Oil Futures ($ per Barrel)	Mont Belvieu (Non-LDH) Spot Propane ($ per Gallon)	Henry Hub Natural Gas Futures ($ per MMBtu)
Year Ended December 31, 2013
High	$110.53	$1.31	$4.46
Low	$86.68	$0.79	$3.11
High/Low Differential	$23.85	$0.52	$1.35
Year Ended December 31, 2012
High	$109.77	$1.40	$3.90
Low	$77.69	$0.71	$1.91
High/Low Differential	$32.08	$0.69	$1.99
Year Ended December 31, 2011
High	$113.93	$1.63	$4.85
Low	$75.67	$1.30	$2.99
High/Low Differential	$38.26	$0.33	$1.86
Revenue from our asset-based activities is dependent on throughput volume, tariff rates, the level of fees generated from our pipeline systems, capacity leased to third parties, capacity that we use for our own operational or marketing activities and the level of other fees generated at our terminalling and storage facilities. Profit from our marketing activities is dependent on our ability to sell petroleum products at prices in excess of our aggregate cost. Margins may be affected during transitional periods between a backwardated market (when the prices for future deliveries are lower than the current prices) and a contango market (when the prices for future deliveries are higher than the current prices). Our petroleum product marketing activities within each of our segments are generally not directly affected by the absolute level of petroleum product prices, but are affected by overall levels of supply and demand for petroleum products and relative fluctuations in market-related indices at various locations.
However, the SemGas segment has exposure to commodity price risk because of the nature of certain contracts for which our fee is based on a percentage of proceeds or index related to the prices of natural gas, natural gas liquids and condensate. Given current volumes, liquid recoveries and contract terms, we estimate the following sensitivities over the next twelve months:

•	A $0.10 change in natural gas price results in approximately a $380 thousand impact to Adjusted gross margin.

•	A $0.10 change in natural gas liquids prices (Conway and Mont Belvieu) results in approximately a $2.1 million impact to Adjusted gross margin.

•	A $10.00 change in condensate price results in approximately a $3.9 million impact to Adjusted gross margin.
The above sensitivities may be impacted by changes in contract mix, change in production or other factors which are outside of our control.
Additionally, based on our open derivative contracts at December 31, 2013, an increase in the applicable market price or prices for each derivative contract would result in a decrease in our crude oil sales revenues. Likewise, a decrease in the applicable market price or prices for each derivative contract would result in an increase in our crude oil sales revenues. However, the increases or decreases in crude oil sales revenues we recognize from our open derivative contracts are substantially offset by higher or lower crude oil sales revenues when the physical sale of the product occurs. These contracts may be for the purchase or sale of crude oil or in markets different from the physical markets in which we are attempting to hedge our exposure, or may have timing differences relative to the physical markets. As a result of these factors, our hedges may not eliminate all price risks.
The notional volumes and fair value of our commodity derivatives open positions, as well as the change in fair value that would be expected from a 10% market price increase or decrease, is shown in the table below (in thousands):

	Notional Volume (Barrels)	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease	Settlement Date
Crude Oil:
Futures contracts	220	$(60)	$(2,165)	$2,165	January/February 2014
Margin deposits or other credit support, including letters of credit, are generally required on derivative instruments used to manage our price exposure. As commodity prices increase or decrease, the fair value of our derivative instruments changes, thereby increasing or decreasing our margin deposit or other credit support requirements. Although a component of our risk-management strategy is intended to manage the margin and other credit support requirements on our derivative instruments, volatile spot and forward commodity prices, or an expectation of increased commodity price volatility, could increase the cash needed to manage our commodity price exposure and thereby increase our liquidity requirements. This may limit amounts available to us through borrowing, decrease the volume of petroleum products we purchase and sell or limit our commodity price management activities.
Interest Rate Risk
We use variable rate debt and are exposed to market risk due to the floating interest rates on our credit facilities. Therefore, from time-to-time we may use interest rate derivatives to manage interest obligations on specific debt issuances. Our variable rate debt bears interest at LIBOR or prime, subject to certain floors, plus the applicable margin. At December 31, 2013, an increase in these base rates of 1%, above the base rate floors, would increase our interest expense by $3.2 million per year.
The average interest rates presented below are based upon rates in effect at December 31, 2013 and December 31, 2012. The carrying value of the variable rate instruments in our credit facilities approximate fair value primarily because our rates fluctuate with prevailing market rates.
The following table summarizes our debt obligations:

Liabilities	December 31, 2013		December 31, 2012
Short-term debt—variable rate	$0.0	million	$0.0	million
Average interest rate	—%		—%
Long-term debt—variable rate	$315.0	million	$206.0	million
Average interest rate	2.28%		4.74%
Long-term debt—fixed rate	$300.0	million	$0.0	million
Fixed interest rate	7.50%		—%
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
A 10% change in the average exchange rate during the years ended December 31, 2013 and 2012, would change operating income by $4.4 million and $4.5 million, respectively.

Item 8. Financial Statements and Supplementary Data
The consolidated financial statements of the Company required to be included in this Form 10-K appear immediately following the signature page to this Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) are effective as of December 31, 2013. This conclusion is based on an evaluation conducted under the supervision and participation of our Chief Executive Officer and Chief Financial Officer along with our management. Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.
Our internal control over financial reporting as of December 31, 2013, has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report that is included herein.
We acquired the assets of Barcas Field Services, LLC ("Barcas") on September 1, 2013. We excluded Barcas from the scope of our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013. Barcas constituted less than 1% of our total revenues for 2013 and approximately 2% of our total assets as of December 31, 2013.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended December 31, 2013, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item concerning our directors and corporate governance matters is incorporated by reference to the information in the sections entitled “PROPOSAL 1 – ELECTION OF DIRECTORS” and “CORPORATE GOVERNANCE,” respectively, of our Proxy Statement for the 2014 Annual Meeting of Stockholders (the “Proxy Statement”). The information required by this item with respect to the Section 16 ownership reports is incorporated by reference to the section entitled “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Proxy Statement. The information required by this item with respect to our executive officers is included in Part I of this Form 10-K under the section entitled “Executive Officers of the Registrant.” A copy of our Code of Business Conduct and Ethics is posted on our website at www.semgroupcorp.com.

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

2.7
Contribution Agreement, dated as of December 12, 2013, by and among SemGroup Corporation, Rose Rock Midstream Holdings, LLC, Rose Rock Midstream GP, LLC, Rose Rock Midstream, L.P. and Rose Rock Midstream Operating, L.L.C. (filed as Exhibit 2.1 to our current report on Form 8-K dated December 10, 2013, filed December 16, 2013).

2.8
Unit Purchase Agreement dated as of April 30, 2013, by and between Chesapeake Midstream Development, L.L.C. and SemGas, L.P (filed as Exhibit 2.1 to our current report on Form 8-K dated August 1, 2013, filed August 6, 2013).

2.9
First Amendment to Unit Purchase Agreement, dated as of July 31, 2013, by and between Chesapeake Midstream Development, L.L.C. and SemGas, L.P. (filed as Exhibit 2.2 to our current report on Form 8-K dated August 1, 2013, filed August 6, 2013).

3.1	Amended and Restated Certificate of Incorporation, dated as of November 30, 2009, of SemGroup Corporation (filed as Exhibit 3.1 to the Form 10).
3.2	Amended and Restated Bylaws, dated as of October 28, 2011, of SemGroup Corporation (filed as Exhibit 3.1 to our current report on Form 8-K dated October 28, 2011, filed October 28, 2011).
4.1	Form of stock certificate for our Class A Common Stock, par value $0.01 per share (filed as Exhibit 4.1 to the Form 10).

Exhibit Number	Description
4.2	Form of stock certificate for our Class B Common Stock, par value $0.01 per share (filed as Exhibit 4.2 to the Form 10).
4.3	Warrant Agreement dated as of November 30, 2009, by and between SemGroup Corporation and Mellon Investor Services, LLC (filed as Exhibit 4.3 to the Form 10).
4.4	Form of warrant certificate (filed as Exhibit 4.4 to the Form 10).
4.5
First Amendment to Warrant Agreement, dated as of November 1, 2012, by and between SemGroup Corporation and Computershare Shareowner Services LLC (successor-in-interest to Mellon Investor Services, LLC) (filed as Exhibit 4.5 to our annual report on Form 10-K for the fiscal year ended December 31, 2012, filed March 1, 2013 (the "2012 Form 10-K")).

4.6
Indenture, dated as of June 14, 2013, by and among SemGroup Corporation, certain of its wholly-owned subsidiaries, as guarantors, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to our current report on Form 8-K dated June 14, 2013, filed June 20, 2013).

4.7
Registration Rights Agreement, dated as of June 14, 2013, by and among SemGroup Corporation, certain of its wholly-owned subsidiaries and Citigroup Global Markets Inc., as representative of the Initial Purchasers (as defined therein) (filed as Exhibit 4.2 to our current report on Form 8-K dated June 14, 2013, filed June 20, 2013).

10.1
Credit Agreement (the “Credit Facility”) dated as of June 17, 2011, among SemGroup Corporation, as borrower, the lenders parties thereto from time to time, and The Royal Bank of Scotland PLC, as Administrative Agent and Collateral Agent (filed as Exhibit 10 to our current report on Form 8-K dated June 17, 2011, filed June 21, 2011).

10.2	Second Amendment to the Credit Facility, dated as of September 19, 2011 (filed as Exhibit 10 to our current report on Form 8-K dated September 19, 2011, filed September 23, 2011).
10.3	Fifth Amendment to the Credit Facility, dated as of September 26, 2012 (filed as Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2012, filed November 9, 2012).
10.4	Sixth Amendment to the Credit Facility, dated as of April 22, 2013 (filed as Exhibit 10.1 to our current report on Form 8-K dated April 22, 2013, filed April 24, 2013).
10.5	Seventh Amendment to the Credit Facility, dated as of December 11, 2013 (filed as Exhibit 10.1 to our current report on Form 8-K dated December 10, 2013, filed December 16, 2013).
10.6*	SemGroup Corporation Board of Directors Compensation Plan (filed as Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended June 30, 2013, filed August 9, 2013).
10.7*	SemGroup Corporation Nonexecutive Directors’ Compensation Deferral Program (filed as Exhibit 10.7 to the Form 10).
10.8*	SemGroup Corporation Equity Incentive Plan (filed as Exhibit 10.8 to the Form 10).
10.9*
Form of 2011 Performance Share Unit Award Agreement under the SemGroup Corporation Equity Incentive Plan for executive officers (filed as Exhibit 10.1 to our current report on Form 8-K dated January 24, 2011, filed January 24, 2011).

10.10*
Form of Restricted Stock Award Agreement under the SemGroup Corporation Equity Incentive Plan for executive officers and employees in the United States during 2011 (filed as Exhibit 10.2 to our current report on Form 8-K dated January 24, 2011, filed January 24, 2011).

10.11*
Form of 2012 Performance Share Unit Award Agreement under the SemGroup Corporation Equity Incentive Plan for executive officers (filed as Exhibit 10.20 to our annual report on Form 10-K for the fiscal year ended December 31, 2011, filed February 29, 2012 (the "2011 Form 10-K")).

10.12*
Form of Restricted Stock Award Agreement under the SemGroup Corporation Equity Incentive Plan for executive officers and employees in the United States for awards granted on or after January 1, 2012 (filed as Exhibit 10.21 to the 2011 Form 10-K).

10.13*
SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for Directors for awards granted on or after May 22, 2012 (filed as Exhibit 10.31 to our Amendment No. 1 to our annual report on Form 10-K for the fiscal year ended December 31, 2012, filed March 1, 2013).

Exhibit Number	Description
10.14*
SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for executive officers and employees in the United States for awards granted on or after March 1, 2013 (filed as Exhibit 10.33 to our 2012 Form 10-K).

10.15*
SemGroup Corporation Equity Incentive Plan Form of Performance Share Unit Award Agreement for executive officers for awards granted on or after March 1, 2013 (filed as Exhibit 10.34 to our 2012 Form 10-K).

10.16*	Employment Agreement dated as of November 30, 2009, by and among SemManagement, L.L.C., SemGroup Corporation and Norman J. Szydlowski (filed as Exhibit 10.11 to the Form 10).
10.17*
Letter Amendment dated March 18, 2010, by and among SemManagement, L.L.C., SemGroup Corporation and Norman J. Szydlowski, amending the Employment Agreement dated as of November 30, 2009 (filed as Exhibit 10.12 to the Form 10).

10.18*	Form of Severance Agreement between SemGroup Corporation and each of its executive officers other than Norman J. Szydlowski (filed as Exhibit 10.13 to the Form 10).
10.19*	Form of Amendment to Severance Agreement between SemGroup Corporation and certain of its executive officers (filed as Exhibit 10.14 to the 2011 Form 10-K).
10.20*
Form of Second Amendment to Severance Agreement between SemGroup Corporation and certain of its executive officers (filed as Exhibit 10.3 to our current report on Form 8-K dated December 10, 2013, filed December 16, 2013).

10.21*	SemGroup Corporation Short-Term Incentive Program (filed as Exhibit 10.1 to our current report on Form 8-K dated February 24, 2011, filed March 2, 2011).
10.22*	SemGroup Employee Stock Purchase Plan (filed as Appendix A to our definitive proxy statement, filed April 19, 2013).
10.23
Credit Agreement dated November 10, 2011, among Rose Rock Midstream, L.P., as borrower, The Royal Bank of Scotland plc, as administrative agent and collateral agent, the other agents party thereto and the lenders and issuing banks party thereto (filed as Exhibit 10.1 to Rose Rock Midstream, L.P.'s registration statement on Form S-1, File No. 333-176260).

10.24
First Amendment dated as of September 26, 2012, to the Credit Agreement among Rose Rock Midstream, L.P., certain subsidiaries of Rose Rock Midstream, L.P. as guarantors, the lenders party thereto and The Royal Bank of Scotland plc, as administrative agent and collateral agent for the lenders (filed as Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended September 30, 2012, filed November 9, 2012).

10.25
Second Amendment to the Credit Agreement and First Amendment to the Guarantee and Collateral Agreement, dated as of September 20, 2013, by and among Rose Rock Midstream, L.P., certain subsidiaries of Rose Rock Midstream, L.P., as guarantors, the lenders party thereto and The Royal Bank of Scotland plc, as administrative agent and collateral agent for the lenders (filed as Exhibit 10.1 to our current report on Form 8-K dated September 20, 2013, filed September 26, 2013).

10.26
Third Amendment to the Credit Agreement, dated as of December 10, 2013, by and among Rose Rock Midstream, L.P., certain subsidiaries of Rose Rock Midstream, L.P., as guarantors, the lenders party thereto and The Royal Bank of Scotland plc, as administrative agent and collateral agent (filed as Exhibit 10.2 to our current report on Form 8-K dated December 10, 2013, filed December 16, 2013).

10.27
Second Amended and Restated Agreement of Limited Partnership of Rose Rock Midstream, L.P. (filed as Exhibit 3.1 to Rose Rock Midstream, L.P.’s current report on Form 8-K dated December 14, 2011, filed December 20, 2011).

10.28
Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Rose Rock Midstream, L.P. (filed as Exhibit 3.1 to Rose Rock Midstream, L.P.'s current report on Form 8-K dated January 8, 2013, filed January 14, 2013).

10.29
Amendment No. 2, dated as of December 16, 2013, to the Second Amended and Restated Agreement of Limited Partnership of Rose Rock Midstream, L.P. (filed as Exhibit 3.1 to Rose Rock Midstream, L.P.'s current report on Form 8-K dated December 10, 2013, filed December 16, 2013).

Exhibit Number	Description
10.30
First Amended and Restated Limited Liability Company Agreement of Rose Rock Midstream GP, LLC (filed as Exhibit 3.2 to Rose Rock Midstream, L.P.’s current report on Form 8-K dated December 14, 2011, filed December 20, 2011).

10.31*	Rose Rock Midstream Equity Incentive Plan (filed as Exhibit 10.1 to Rose Rock Midstream, L.P.’s current report on Form 8-K dated December 8, 2011, filed December 14, 2011).
10.32*
Form of Restricted Unit Award Agreement (Employees) under the Rose Rock Midstream Equity Incentive Plan (filed as Exhibit 10.3.1 to Rose Rock Midstream, L.P.’s annual report on Form 10-K for the fiscal year ended December 31, 2011, filed February 29, 2012).

10.33*	Form of Restricted Unit Award Agreement (Employees) under the Rose Rock Midstream Equity Incentive Plan for awards granted on or after March 1, 2013 (filed as Exhibit 10.35 to our 2012 Form 10-K).
21	Subsidiaries of SemGroup Corporation.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Norman J. Szydlowski, Chief Executive Officer.
31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.
32.1	Section 1350 Certification of Norman J. Szydlowski, Chief Executive Officer.
32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.
99.1	White Cliffs Pipeline, L.L.C. financial statements presented pursuant to Rule 3-09 of Regulation S-X.
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2013 and 2012, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011, (iii) the Consolidated Statements of Changes in Owners’ Equity for the years ended December 31, 2013, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (v) the Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMGROUP CORPORATION
Date: February 28, 2014
	By:	/s/ Robert N. Fitzgerald
Robert N. Fitzgerald
Senior Vice President and
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Norman J. Szydlowski	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2014
Norman J. Szydlowski

/s/ Robert N. Fitzgerald	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2014
Robert N. Fitzgerald

/s/ Paul F. Largess	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 28, 2014
Paul F. Largess

/s/ John F. Chlebowski	Chairman of the Board and Director	February 28, 2014
John F. Chlebowski

/s/ Ronald A. Ballschmiede	Director	February 28, 2014
Ronald A. Ballschmiede

/s/ Sarah M. Barpoulis	Director	February 28, 2014
Sarah M. Barpoulis

/s/ Karl F. Kurz	Director	February 28, 2014
Karl F. Kurz

/s/ James H. Lytal	Director	February 28, 2014
James H. Lytal

/s/ Thomas R. McDaniel	Director	February 28, 2014
Thomas R. McDaniel

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
SemGroup Corporation
Tulsa, Oklahoma

We have audited the accompanying consolidated balance sheets of SemGroup Corporation (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), owners’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SemGroup Corporation at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SemGroup Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Dallas, Texas
February 28, 2014

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
SemGroup Corporation
Tulsa, Oklahoma
We have audited the internal control over financial reporting of SemGroup Corporation (the “Company”) as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Item 9A, Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusions on the effectiveness of internal control over financial reporting did not include the internal controls of Barcas Field Services, LLC ("Barcas"), which was acquired on September 1, 2013, and which is included in the consolidated balance sheet of SemGroup Corporation as of December 31, 2013, and the related statements of operations and comprehensive income (loss), changes in owners' equity and cash flows for the year then ended. Barcas constituted less than 1% of total revenues for the year ended December 31, 2013 and approximately 2% of total assets as of December 31, 2013. Management did not assess the effectiveness of internal control over financial reporting of Barcas because of the timing of the acquisition which was completed on September 1, 2013. Our audit of internal control over financial reporting of SemGroup Corporation also did not include an evaluation of internal control of Barcas.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), owners’ equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Dallas, Texas
February 28, 2014

SEMGROUP CORPORATION
Consolidated Balance Sheets
(Dollars in thousands)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$79,351	$80,029
Restricted cash	5,119	34,678
Accounts receivable (net of allowance of $3,661 and $3,687 at December 31, 2013 and 2012, respectively)	323,965	346,169
Receivable from affiliates	67,273	6,178
Inventories	44,295	34,433
Other current assets	14,011	18,516
Total current assets	534,014	520,003
Property, plant and equipment (net of accumulated depreciation of $188,720 and $130,886 at December 31, 2013 and 2012, respectively)	1,105,728	814,724
Equity method investments	565,124	387,802
Goodwill	62,021	9,884
Other intangible assets (net of accumulated amortization of $12,655 and $6,701 at December 31, 2013 and 2012, respectively)	174,838	7,585
Other noncurrent assets, net	28,889	8,181
Total assets	$2,470,614	$1,748,179
LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$254,467	$253,623
Payable to affiliates	62,279	—
Accrued liabilities	83,429	63,831
Payables to pre-petition creditors	3,177	32,933
Warrant liability	58,134	—
Deferred revenue	25,538	18,973
Other current liabilities	12,153	4,960
Current portion of long-term debt	37	24
Total current liabilities	499,214	374,344
Long-term debt	615,088	206,062
Deferred income taxes	100,945	65,620
Other noncurrent liabilities	41,504	80,625
Commitments and contingencies (Note 17)
SemGroup Corporation owners’ equity:
Common stock (Note 18)	425	420
Additional paid-in capital	1,154,516	1,039,189
Treasury stock, at cost (Note 18)	(613)	(242)
Accumulated deficit	(97,572)	(145,674)
Accumulated other comprehensive loss	(2,854)	(1,299)
Total SemGroup Corporation owners’ equity	1,053,902	892,394
Noncontrolling interests in consolidated subsidiaries	159,961	129,134
Total owners’ equity	1,213,863	1,021,528
Total liabilities and owners’ equity	$2,470,614	$1,748,179
The accompanying notes are an integral part of these consolidated financial statements.

SEMGROUP CORPORATION
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except per share amounts)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Revenues:
Product	$1,145,104	$953,738	$1,237,313
Service	140,198	117,721	123,345
Other	141,714	166,038	104,588
Total revenues	1,427,016	1,237,497	1,465,246
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	1,020,100	874,885	1,144,439
Operating	223,585	224,700	155,041
General and administrative	78,597	71,918	75,447
Depreciation and amortization	66,409	48,210	49,823
Loss (gain) on disposal or impairment of long-lived assets, net	(239)	(3,531)	301
Total expenses	1,388,452	1,216,182	1,425,051
Earnings from equity method investments	52,477	36,036	15,004
Gain on issuance of common units by equity method investee	26,873	—	—
Operating income	117,914	57,351	55,199
Other expenses (income):
Interest expense	25,142	8,902	60,138
Foreign currency transaction loss (gain)	(1,633)	298	(3,450)
Other expense (income), net	45,906	21,271	(11,539)
Total other expenses, net	69,415	30,471	45,149
Income from continuing operations before income taxes	48,499	26,880	10,050
Income tax benefit	(17,254)	(2,078)	(2,310)
Income from continuing operations	65,753	28,958	12,360
Income (loss) from discontinued operations, net of income taxes	59	2,939	(9,548)
Net income	65,812	31,897	2,812
Less: net income attributable to noncontrolling interests	17,710	9,797	435
Net income attributable to SemGroup	$48,102	$22,100	$2,377
Net income	$65,812	$31,897	$2,812
Other comprehensive income (loss):
Currency translation adjustments	(6,363)	12,635	(13,075)
Other, net of income tax	4,808	(59)	(1,915)
Total other comprehensive income (loss)	(1,555)	12,576	(14,990)
Comprehensive income (loss)	64,257	44,473	(12,178)
Less: comprehensive income attributable to noncontrolling interests	17,710	9,797	435
Comprehensive income (loss) attributable to SemGroup	$46,547	$34,676	$(12,613)
Net income (loss) per common share (Note 19):
Basic	$1.14	$0.53	$0.06
Diluted	$1.13	$0.52	$(0.06)
The accompanying notes are an integral part of these consolidated financial statements.

SEMGROUP CORPORATION
Consolidated Statements of Changes in Owners’ Equity
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Owners’ Equity
Balance at December 31, 2010	$415	$1,023,727	$—	$(170,189)	$1,115	$—	$855,068
Net income	—	—	—	2,377	—	435	2,812
Other comprehensive loss	—	—	—	—	(14,990)	—	(14,990)
Non-cash equity compensation	—	8,641	—	—	—	—	8,641
Issuance of common stock under compensation plans	3	(3)	—	—	—	—	—
Net proceeds from public offering of Rose Rock Midstream, L.P. interests	—	—	—	—	—	127,134	127,134
Balance at December 31, 2011	418	1,032,365	—	(167,812)	(13,875)	127,569	978,665
Net income	—	—	—	22,100	—	9,797	31,897
Other comprehensive income	—	—	—	—	12,576	—	12,576
Distributions to noncontrolling interests	—	—	—	—	—	(8,502)	(8,502)
Non-cash equity compensation	—	6,195	—	—	—	308	6,503
Warrants exercised	—	631	—	—	—	—	631
Issuance of common stock under compensation plans	2	(2)	—	—	—	—	—
Repurchase of common stock	—	—	(242)	—	—	—	(242)
Other	—	—	—	38	—	(38)	—
Balance at December 31, 2012	420	1,039,189	(242)	(145,674)	(1,299)	129,134	1,021,528
Net income	—	—	—	48,102	—	17,710	65,812
Other comprehensive loss	—	—	—	—	(1,555)	—	(1,555)
Distributions to noncontrolling interests	—	—	—	—	—	(17,647)	(17,647)
Rose Rock Midstream, L.P. equity issuance	—	—	—	—	—	210,226	210,226
Transfer of SemCrude Pipeline interest to Rose Rock	—	112,929	—	—	—	(180,220)	(67,291)
Warrants exercised	4	21,375	—	—	—	—	21,379
Dividends paid	—	(25,429)	—	—	—	—	(25,429)
Unvested dividend equivalent rights	—	(71)	—	—	—	(48)	(119)
Non-cash equity compensation	—	6,524	—	—	—	806	7,330
Issuance of common stock under compensation plans	1	(1)	—	—	—	—	—
Repurchase of common stock	—	—	(371)	—	—	—	(371)
Balance at December 31, 2013	$425	$1,154,516	$(613)	$(97,572)	$(2,854)	$159,961	$1,213,863
 The accompanying notes are an integral part of these consolidated financial statements.

SEMGROUP CORPORATION
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Cash flows from operating activities:
Net income	$65,812	$31,897	$2,812
Adjustments to reconcile net income to net cash provided by operating activities:
Net unrealized (gain) loss related to derivative instruments	(974)	1,196	(14,114)
Depreciation and amortization	66,409	48,646	51,189
Loss (gain) on disposal or impairment of long-lived assets, net	(216)	(6,621)	9,497
Equity earnings from investments	(52,477)	(36,036)	(15,004)
Gain on issuance of common units by equity method investee	(26,873)	—	—
Distributions from equity investments	63,651	36,440	15,004
Amortization and write down of debt issuance costs	2,732	2,425	30,338
Deferred tax benefit	(36,274)	(11,818)	(9,847)
Non-cash compensation expense	7,330	6,503	8,641
Loss (gain) on fair value of warrants	46,433	21,310	(5,012)
Provision for uncollectible accounts receivable, net of recoveries	(372)	(315)	(7,421)
Currency (gain) loss	(1,633)	298	(3,450)
Changes in operating assets and liabilities (Note 23)	39,861	(14,283)	11,408
Net cash provided by operating activities	173,409	79,642	74,041
Cash flows from investing activities:
Capital expenditures	(215,609)	(119,319)	(65,995)
Proceeds from sale of long-lived assets	1,279	2,641	1,125
Investments in non-consolidated subsidiaries	(173,868)	(78,253)	(3,717)
Payments to acquire businesses	(362,456)	—	—
Proceeds from sale of non-consolidated affiliate	—	3,500	—
Proceeds from the sale of SemStream assets	—	12,250	93,054
Distributions in excess of equity in earnings of affiliates	12,246	17,290	12,455
Net cash provided by (used in) investing activities	(738,408)	(161,891)	36,922
Cash flows from financing activities:
Debt issuance costs	(14,936)	(707)	(12,533)
Borrowings on debt and other obligations	1,268,474	318,000	263,905
Principal payments on debt and other obligations	(859,412)	(222,066)	(503,189)
Distributions to noncontrolling interests	(17,647)	(8,502)	—
Proceeds from warrant exercises	225	—	—
Repurchase of common stock	(371)	(242)	—
Dividends paid	(25,429)	—	—
Proceeds from issuance of Rose Rock Midstream, L.P. common units, net of offering costs	210,226	—	127,134
Net cash provided by (used in) financing activities	561,130	86,483	(124,683)
Effect of exchange rate changes on cash and cash equivalents	3,191	(610)	(34)
Change in cash and cash equivalents	(678)	3,624	(13,754)
Change in cash and cash equivalents included in discontinued operations	—	2,792	(454)
Change in cash and cash equivalents from continuing operations	(678)	6,416	(14,208)
Cash and cash equivalents at beginning of period	80,029	73,613	87,821
Cash and cash equivalents at end of period	$79,351	$80,029	$73,613
The accompanying notes are an integral part of these consolidated financial statements.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

1.	OVERVIEW
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
The accompanying consolidated financial statements include the activities of SemGroup Corporation and its subsidiaries. The terms “we,” “our,” “us,” “the Company” and similar language used in these notes to consolidated financial statements refer to SemGroup Corporation and its subsidiaries.
Our reportable segments include the following:

•	Crude conducts crude oil transportation, storage, terminalling, gathering and marketing operations in the United States. Crude’s assets include:

•
the 2% general partner interest and a 51.6% limited partner interest in Rose Rock Midstream, L.P. ("Rose Rock"), which owns an approximate 624-mile crude oil pipeline network in Kansas and Oklahoma, a crude oil gathering, storage and marketing business in the Bakken Shale in North Dakota and Montana, a crude oil storage facility in Cushing, Oklahoma with a capacity of 7.35 million barrels and a crude oil trucking fleet of over 130 transport trucks and trailers;

•
a 51% ownership interest in White Cliffs Pipeline, L.L.C. (“White Cliffs”), which owns a 527-mile pipeline that transports crude oil from Platteville, Colorado to Cushing, Oklahoma (the "White Cliffs Pipeline”); and

•
a 50% ownership interest in Glass Mountain Pipeline LLC ("Glass Mountain" or "GMP"), which constructed and will maintain and operate a 210-mile crude oil pipeline system (the "Glass Mountain Pipeline") originating in Alva and Arnett, Oklahoma and terminating at Cushing, Oklahoma.

•
SemStream, which owns 9,133,409 common units representing 12.8% of the total limited partner interests, as of September 30, 2013, in NGL Energy Partners LP (“NGL Energy”) (NYSE: NGL), which owns and operates wholesale and retail propane storage and distribution assets, crude oil logistics and water treatment services in the United States, and a 11.78% interest in the general partner of NGL Energy. We report the results of our investment in NGL Energy on a one-quarter lag (Note 5).

•
SemCAMS, which provides natural gas gathering and processing services in Alberta, Canada. SemCAMS owns working interests in, and operates, four natural gas processing plants and a network of approximately 600 miles of natural gas gathering and transportation pipelines.

•
SemGas, which provides natural gas gathering and processing services in the United States. SemGas owns and operates over 1,300 miles of gathering pipelines in Kansas, Oklahoma, and Texas and three processing plants in Oklahoma and Texas.

•
SemLogistics, which provides refined product and crude oil storage services in the United Kingdom. SemLogistics owns a facility in Wales that has a storage capacity of approximately 8.7 million barrels.

•
SemMexico, which purchases, produces, stores, and distributes liquid asphalt cement products in Mexico. SemMexico operates twelve manufacturing plants, one emulsion distribution terminal and three portable rail unloading facilities.

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
Proportionally consolidated assets
Our SemCAMS segment owns undivided interests in certain natural gas gathering and processing assets, for which we record only our proportionate share of the assets on the consolidated balance sheets. The net book value of the property, plant and equipment recorded by us associated with these undivided interests is approximately $206.4 million at December 31, 2013. We serve as operator of these facilities and incur the costs of operating the facilities (recorded as operating expenses in the consolidated statements of operations) and charge the other owners for their proportionate share of the costs (recorded as other revenue in the consolidated statements of operations).
Equity method investments
We own a 51% interest in White Cliffs. The other owners have substantive rights to participate in the management of White Cliffs. Because of this, we account for it under the equity method. In 2013, we sold two-thirds of our interest in SemCrude Pipeline, which holds the 51% interest in White Cliffs, to our consolidated subsidiary Rose Rock. We will continue to account for our interest under the equity method. No gain was recorded on the transaction as it was between entities under common control.
On November 1, 2011, we contributed the long-lived assets and certain working capital of our SemStream segment to NGL Energy in return for limited partner interests in NGL Energy, an interest in the general partner of NGL Energy, and cash for working capital (Note 7). We hold two seats on the board of directors of the general partner of NGL Energy, and we account for our investment in NGL Energy and its general partner under the equity method.
In April 2012, we formed a joint venture, Glass Mountain, to construct, maintain and operate a 210-mile crude oil pipeline system originating in Alva and Arnett, Oklahoma and terminating at Cushing, Oklahoma. Construction was completed in January 2014. The Glass Mountain Pipeline is accounted for under the equity method. Our joint venture partner is Gavilon, LLC ("Gavilon"), a subsidiary of NGL Energy.
Discontinued operations
During 2012, we completed the disposition of SemStream's residential propane supply business in Arizona, which is accounted for as a discontinued operation (Note 8).

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
RESTRICTED CASH—Our Plan of Reorganization specified the total amount of consideration we would provide to all pre-petition creditors in settlement of their claims. At December 31, 2013, we had not yet completed the process of disbursing funds to settle pre-petition claims, as we had not yet completed the process of resolving all of the claims. The restricted cash balance of $5.1 million at December 31, 2013 is primarily restricted for this purpose.
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
Our SemCAMS segment operates plants which periodically undergo planned major maintenance activities, typically occurring every four to five years.  Planned major maintenance projects that do not increase the overall life or capacity of the related assets are recorded in operating expense as incurred, whereas major maintenance activity costs that materially increase the life or capacity of the underlying assets are capitalized. When maintenance expenses are recoverable from the producers who use the plants, they are recorded as revenue, and typically include a 10% overhead fee.
Depreciation is calculated primarily on the straight-line method over the following estimated useful lives:

Pipelines and related facilities	10 – 31 years
Storage and terminal facilities	10 – 25 years
Natural gas gathering and processing facilities	10 – 31 years
Office and other property and equipment	3 – 31 years

Construction in process is reclassified to the fixed asset categories above and depreciation commences once the asset has been placed in-service.
LINEFILL—Pipelines and storage facilities generally require a minimum volume of product in the system to enable the system to operate. Such product, known as linefill, is generally not available to be withdrawn from the system. Linefill owned by us in facilities operated by us is recorded at historical cost, is included in property, plant and equipment in the consolidated balance sheets, and is not depreciated. We also own linefill in third-party facilities, which is included in inventory on the consolidated balance sheets.
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
GOODWILL—We test goodwill for impairment on an annual basis, or more often if circumstances warrant, by estimating the fair value of the asset group to which the goodwill relates and comparing this fair value to the net book value of the asset group. If fair value is less than net book value, we estimate the implied fair value of goodwill, reduce the book value of the goodwill to the implied fair value, and record a corresponding impairment loss. Our policy is to test goodwill for impairment on October 1 of each year. See Note 7 for discussion of goodwill impairment.
During September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Testing Goodwill for Impairment”. This ASU is designed to simplify how entities test goodwill for impairment. Under the new standard, an entity may first assess qualitative factors to determine whether it is more likely than not that the fair value of an asset group is less than the carrying amount, for the purpose of determining whether it is necessary to estimate the fair value of the asset group to which the goodwill relates. We adopted this

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

guidance on January 1, 2012. We tested goodwill for impairment on October 1st in accordance with our policy. However, we did not elect to perform the qualitative assessment for impairment testing.
INTANGIBLE ASSETS—Intangible assets are stated at cost, net of accumulated amortization, which is recorded on a straight-line or accelerated basis over the life of the asset. We review amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such a review should indicate that the carrying amount of amortizable intangible assets is not recoverable, we reduce the carrying amount of such assets to fair value.
EQUITY METHOD INVESTMENTS—We account for an investment under the equity method when we have significant influence over, but not control of, the significant operating decisions of the investee. Under the equity method, we record in the consolidated statements of operations our share of the earnings or losses of the investee, with a corresponding adjustment to the investment balance on our consolidated balance sheet. When we receive a distribution from an equity method investee, we record a corresponding reduction to the investment balance. When an equity method investee issues additional ownership interests which dilute our ownership interest, we recognize a gain or loss in our consolidated statements of operations.
For equity method investments for which we do not expect financial information to be consistently available on a timely basis to apply the equity method currently, our policy is to apply the equity method consistently on a one-quarter lag.
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
As shown in Note 14, the fair value of commodity derivatives at December 31, 2013 and 2012 are recorded to other current assets or other current liabilities on the consolidated balance sheets. Related margin deposits are recorded to other current assets or other current liabilities on the consolidated balance sheets. Margin deposits are not generally netted against derivative assets or liabilities.
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
On January 31, 2013, the FASB issued ASU 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities," which clarifies the scope of the offsetting disclosure requirements in ASU 2011-11, "Disclosures About Offsetting Assets and Liabilities." Under ASU 2013-01, the disclosure requirements apply to derivative instruments accounted for in accordance with Accounting Standards Codification ("ASC") 815, "Derivatives and Hedging," including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending arrangements that are either offset on the balance sheet or subject to an enforceable master netting arrangement or similar agreement. ASU 2013-01 is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those years. Retrospective application is required for all comparative periods presented. We adopted this guidance in the first quarter of 2013. The impact of adoption was not material.
PAYABLES TO PRE-PETITION CREDITORS—Our Plan of Reorganization specified the total amount of consideration we would provide to all pre-petition creditors in settlement of their claims. At December 31, 2013, we had not yet completed the process of disbursing funds to settle pre-petition claims, as we had not yet completed the process of resolving all of the claims. We recorded a liability of $3.2 million at December 31, 2013 associated with these

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

obligations and a liability of $0.7 million which is associated with discontinued operations and is reported within other current liabilities. Restricted cash of $5.1 million primarily relates to payables to pre-petition creditors and is held in accounts restricted for this purpose.
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
PENSION BENEFITS—Pension cost and obligations are actuarially determined and are affected by assumptions including expected return on plan assets, discount rates, compensation increases, and employee turnover rates. We evaluate our assumptions periodically and make adjustments to these assumptions and the recorded liability as necessary. Actuarial gains or losses are amortized on a straight-line basis over the expected remaining service life of employees in the pension plan.
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
NONCONTROLLING INTERESTS IN CONSOLIDATED SUBSIDIARIES—Noncontrolling interests represents third-party limited partner unitholders' interests in our consolidated subsidiary, Rose Rock. Rose Rock allocates net income to its limited partners based on the distributions pertaining to the current period's available cash as defined by Rose Rock's partnership agreement. After adjusting for the appropriate period's distributions, the remaining undistributed earnings or excess distributions over earnings, if any, are allocated to Rose Rock's general partner, limited partners and participating securities in accordance with the contractual terms of Rose Rock's partnership agreement and as further prescribed under the two-class method. Incentive distribution rights do not participate in undistributed earnings.
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
On February 5, 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income". This ASU adds new disclosure requirements for items reclassified out of AOCI. The ASU is intended to help entities improve the transparency of changes in other comprehensive income ("OCI") and items reclassified out of AOCI in their financial statements. It does not amend any existing requirements for reporting net income or OCI in the financial statements. We adopted this guidance in the first quarter of 2013. The impact of adoption was not material.
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
On December 14, 2011, our subsidiary Rose Rock completed an initial public offering ("IPO") in which it sold 7.0 million common units representing limited partner interests. We received proceeds of $127.1 million from this offering, net of underwriter discounts and other fees associated with the offering. We used these proceeds to make principal payments on long-term debt.
On January 11, 2013, we contributed a 33% interest in SemCrude Pipeline, L.L.C. ("SCPL") to Rose Rock in exchange for (i) cash of approximately $189.5 million, (ii) the issuance of 1.5 million common units, (iii) the issuance of 1.25 million Class A units and (iv) an increase of the capital account of the general partner of Rose Rock and a related issuance of general partner interest, to allow the general partner of Rose Rock to maintain its 2% general partner interest. SCPL owns a 51% membership interest in White Cliffs.
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
On December 16, 2013, we contributed an additional 33% interest in SCPL to Rose Rock in exchange for (i) cash of approximately $173.1 million, (ii) the issuance of 1.5 million common units, (iii) the issuance of 1.25 million Class A units, and (iv) an increase of the capital account of the general partner of Rose Rock and a related issuance of general partner interest, to allow the general partner of Rose Rock to maintain its 2% general partner interest. The cash consideration was funded through a borrowing under Rose Rock's credit facility.
As these transactions were between parties under common control, Rose Rock recorded its interest in SCPL at SemGroup's historical value and as such no gain on the sales was recognized by SemGroup. Proceeds in excess of the historical value were accounted for as a dividend from Rose Rock to SemGroup and resulted in a $180.2 million reduction to noncontrolling interests in consolidated subsidiaries and an offsetting increase to additional paid-in capital of $112.9 million (net of tax impact of $67.3 million). This non-cash entry represents the portion of the proceeds in excess of historical cost which were attributed to Rose Rock's third-party unitholders. SemGroup used the proceeds from these transactions to pay amounts owed under its revolving credit facility.
SemGroup incurred approximately $2.2 million of expense associated with these transactions, including expenses of Rose Rock. Rose Rock incurred approximately $4.1 million of cost, of which approximately $1.6 million of equity issuance costs were offset against proceeds, $1.6 million were related to the January 2013 borrowing and were deferred, and $0.9 million were expensed.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

4.	ROSE ROCK MIDSTREAM, L.P., Continued

In August 2013, Rose Rock sold 4.75 million common limited partner units to third-party purchasers for $152.5 million, net of underwriting discounts and commissions. Proceeds were used to repay borrowings on the Rose Rock credit facility.
At December 31, 2013, we owned the 2% general partner interest and a 51.6% limited partner interest that included 4,389,709 common units, 8,389,709 subordinated units and 2,500,000 Class A units of Rose Rock. We also own certain incentive distribution rights, which are described below. We control the operations of Rose Rock through our ownership of the general partner interest, and we continue to consolidate Rose Rock. The outside ownership interests in Rose Rock are reflected in “noncontrolling interests in consolidated subsidiaries” on our consolidated balance sheets. The portion of the net income of Rose Rock subsequent to the initial public offering that is attributable to outside owners is reflected within “net income attributable to noncontrolling interests” in our consolidated statements of operations.
Rose Rock intends to pay a minimum quarterly distribution of $0.3625 per unit to the extent it has sufficient available cash, as defined in Rose Rock’s partnership agreement. Rose Rock’s partnership agreement requires Rose Rock to distribute all of its available cash each quarter in the following manner:

	Total Quarterly Distributions Per Unit Target Amount				Marginal Percentage Interest in Distributions
					Unitholders	General Partner	Incentive Distribution Rights
Minimum Quarterly Distributions				$0.362500	98.0%	2.0%	—
First Target Distribution	above	$0.362500	up to	$0.416875	98.0%	2.0%	—
Second Target Distribution	above	$0.416875	up to	$0.453125	85.0%	2.0%	13.0%
Third Target Distribution	above	$0.453125	up to	$0.543750	75.0%	2.0%	23.0%
Thereafter			above	$0.543750	50.0%	2.0%	48.0%

The following table shows the distributions paid (in thousands, except for per unit amounts):

		Record Date	Payment Date	Distribution Per Unit		Distributions Paid
Quarter Ended						SemGroup				Noncontrolling Interest Common Units	Total Distributions
						General Partner	Incentive Distributions	Common Units	Subordinated Units
December 31, 2011	*	February 3, 2012	February 13, 2012	$0.0670	*	$23	$—	$93	$561	$470	$1,147
March 31, 2012		May 7, 2012	May 15, 2012	$0.3725		$128	$—	$517	$3,125	$2,607	$6,377
June 30, 2012		August 6, 2012	August 14, 2012	$0.3825		$131	$—	$532	$3,209	$2,678	$6,550
September 30, 2012		November 5, 2012	November 14, 2012	$0.3925		$134	$—	$545	$3,294	$2,748	$6,721
December 31, 2012		February 4, 2013	February 14, 2013	$0.4025		$167	$—	$1,163	$3,377	$3,624	$8,331
March 31, 2013		May 6, 2013	May 15, 2013	$0.4300		$179	$41	$1,242	$3,607	$3,872	$8,941
June 30, 2013		August 5, 2013	August 14, 2013	$0.4400		$183	$72	$1,271	$3,692	$3,962	$9,180
September 30, 2013		November 5, 2013	November 14, 2013	$0.4500		$232	$127	$1,301	$3,775	$6,189	$11,624
December 31, 2013		February 4, 2014	February 14, 2014	$0.4650		$257	$244	$2,041	$3,901	$6,398	$12,841
*Minimum quarterly distribution for quarter ended December 31, 2011 was prorated for the period beginning immediately after the closing of Rose Rock’s IPO, December 14, 2011 through December 31, 2011.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

4.	ROSE ROCK MIDSTREAM, L.P., Continued

Certain summarized balance sheet information of Rose Rock is shown below (in thousands):

	December 31, 2013	December 31, 2012
Cash	$15,459	$108
Other current assets	306,128	250,509
Property, plant and equipment	311,616	291,530
Equity method investment	224,095	—
Goodwill	28,322	—
Other noncurrent assets	11,627	2,579
Total assets	$897,247	$544,726
Current liabilities	$293,031	$231,843
Long-term debt	245,088	4,562
Partners’ capital attributable to SemGroup	120,610	179,187
Partners’ capital attributable to noncontrolling interests	159,961	129,134
Noncontrolling interest in consolidated subsidiaries retained by SemGroup	78,557	—
Total liabilities and partners’ capital	$897,247	$544,726
Certain summarized income statement information of Rose Rock for the years ended December 31, 2013, 2012, and 2011 is shown below (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Revenue	$766,526	$620,417	$431,321
Costs of products sold	$663,759	$546,966	$366,265
Operating, general and administrative expenses	$51,082	$35,385	$28,816
Depreciation and amortization expense	$23,165	$12,131	$11,379
Earnings from equity method investment	$17,571	$—	$—
Net income	$38,005	$23,954	$23,235
Noncontrolling interest in consolidated subsidiaries retained by SemGroup	$1,256	$—	$—
Net income attributable to Rose Rock Midstream, L.P.	$36,749	$23,954	$23,235
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

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

5.	INVESTMENTS IN NON-CONSOLIDATED SUBSIDIARIES
Our investments in affiliates over which we have significant influence, but for which we do not control the operating decisions of the investee, are accounted for under the equity method. Under the equity method, we do not report the individual assets and liabilities of our investees on our consolidated balance sheets. Instead, our ownership interest is reflected in one line as a noncurrent asset on our consolidated balance sheets. Our equity method investments consist of the following (in thousands):

	December 31, 2013	December 31, 2012
White Cliffs	$224,095	$138,970
NGL Energy	208,848	174,398
Glass Mountain	132,181	74,434
Total equity method investments	$565,124	$387,802

Under the equity method, we do not report the individual revenues and expenses of our investees in our consolidated statements of operations. Instead, our interest in the earnings of our investees is reflected in one line item on our consolidated statements of operations. Our earnings from equity method investments consist of the following (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
White Cliffs	$45,459	$36,439	$15,004
NGL Energy*	7,123	(403)	—
Glass Mountain	(105)	—	—
Total earnings from equity method investments	$52,477	$36,036	$15,004
* Excluding gain on issuance of common units of $26.9 million.
Cash distributions received from equity method investments consist of the following (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
White Cliffs	$57,576	$44,514	$27,459
NGL Energy	18,321	9,217	—
Glass Mountain	—	—	—
Total cash distributions received from equity method investments	$75,897	$53,731	$27,459
White Cliffs
We account for our 51% ownership of White Cliffs under the equity method, as the other members have substantive rights to participate in its management.
In August 2012, the members of White Cliffs approved an expansion project to construct a 12" pipeline from Platteville, Colorado to Cushing, Oklahoma.  The project is expected to cost approximately $300 million which will be funded by capital calls to members. Our funding requirement will be 51% of the total cost.  For the years ended December 31, 2013 and 2012, we contributed approximately $95.5 million and $2.3 million, respectively, for project funding and estimate our expected remaining contributions to be $53.3 million, which will be made in 2014.
Certain summarized balance sheet information of White Cliffs is shown below (in thousands):

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

5.	INVESTMENTS IN NON-CONSOLIDATED SUBSIDIARIES, Continued

	December 31, 2013	December 31, 2012
Current assets	$98,457	$21,508
Property, plant and equipment, net	312,831	210,710
Goodwill	17,000	17,000
Other intangible assets, net	20,802	26,369
Total assets	$449,090	$275,587
Current liabilities	$9,648	$3,412
Members’ equity	439,442	272,175
Total liabilities and members’ equity	$449,090	$275,587
Certain summarized income statement information of White Cliffs for the years ended December 31, 2013, 2012 and 2011 is shown below (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Revenue	$133,310	$108,125	$66,097
Operating, general and administrative expenses	$23,825	$14,821	$12,746
Depreciation and amortization expense	$18,668	$19,963	$20,842
Net income	$90,817	$73,341	$32,509
The equity in earnings of White Cliffs for the years ended December 31, 2013, 2012 and 2011 reported in our consolidated statements of operations is less than 51% of the net income of White Cliffs for the same period. This is due to certain general and administrative expenses we incur in managing the operations of White Cliffs that the other members are not obligated to share. Such expenses are recorded by White Cliffs, and are allocated to our membership interests. White Cliffs recorded $1.8 million, $2.0 million and $3.2 million of such general and administrative expense for the years ended December 31, 2013, 2012 and 2011, respectively.
Our membership interest in White Cliffs is significant as defined by Securities and Exchange Commission’s Regulation S-X Rule 1-02(w). Accordingly, as required by Regulation S-X Rule 3-09, we have included the audited financial statements of White Cliffs as of December 31, 2013 and 2012 and for each of the three years in the period ended December 31, 2013 as an exhibit to this Form 10-K.
NGL Energy
We own 9,133,409 common units representing limited partner interests in NGL Energy, which represents approximately 12.8% of the total 71,216,230 limited partner units of NGL Energy outstanding at September 30, 2013, and a 11.78% interest in the general partner of NGL Energy.
At December 31, 2013, the fair value of our 9,133,409 common units in NGL Energy was $315 million, based on a December 31, 2013 closing price of $34.50 per common unit. This does not reflect our 11.78% interest in the general partner of NGL Energy. The fair value of our limited partner investment in NGL Energy is categorized as a Level 1 measurement as it is based on quoted market prices.
The excess of the recorded amount of our investment over the book value of our share of the underlying net assets primarily represents equity method goodwill.
Certain unaudited summarized balance sheet information of NGL Energy is shown below (in thousands):

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

5.	INVESTMENTS IN NON-CONSOLIDATED SUBSIDIARIES, Continued

	(unaudited)	(unaudited)
	September 30, 2013	September 30, 2012
Current assets	$1,013,859	$736,297
Property plant and equipment, net	631,663	425,641
Goodwill	840,287	515,881
Intangible and other assets, net	540,684	351,600
Total assets	$3,026,493	$2,029,419
Current liabilities	$800,658	$653,101
Long-term debt	906,066	569,903
Other noncurrent liabilities	2,673	2,599
Partners’ equity	1,317,096	803,816
Total liabilities and partners’ equity	$3,026,493	$2,029,419
Our policy is to record our equity in earnings of NGL Energy on a one-quarter lag, as we do not expect information on the earnings of NGL Energy to always be available in time to consistently record the earnings in the quarter in which they are generated. Accordingly, the equity in earnings from NGL Energy, which is reflected in our consolidated statements of operations and comprehensive income for the years ended December 31, 2013 and 2012, relates to the earnings of NGL Energy for the twelve months ended September 30, 2013 and 2012, prorated for the period of time we held our ownership interest in NGL Energy.
Our limited partnership interest was diluted primarily in connection with an NGL public equity offering completed on July 5, 2013, an NGL acquisition completed August 2, 2013 and an NGL public equity offering completed on September 25, 2013. Accordingly, we recorded a non-cash gain of $26.9 million in the fourth quarter of 2013 related to these transactions, which is included in "gain on issuance of common units by equity method investee" in our consolidated statements of operations. On December 2, 2013, NGL Energy announced it completed the issuance of common units in a private placement in connection with the completion of an acquisition. As a result of this transaction, we expect to record an estimated non-cash gain of $8.1 million in the first quarter 2014.
Certain unaudited summarized income statement information of NGL Energy for the twelve months ended September 30, 2013 and 2012 is shown below (in thousands):

	(unaudited) Twelve Months Ended September 30, 2013	(unaudited) Twelve Months Ended September 30, 2012
Revenue	$5,935,715	$2,371,524
Costs of products sold	$5,478,361	$2,182,263
Operating, general and administrative expenses	$276,905	$125,889
Depreciation and amortization expense	$94,050	$34,621
Net income	$44,378	$5,405
Our ownership interest in NGL Energy is significant as defined by Securities and Exchange Commission’s Regulation S-X Rule 1-02(w). Accordingly, as required by Regulation S-X Rule 3-09, we will amend this Form 10-K to include the audited financial statements of NGL Energy as of March 31, 2014 and 2013 and for each of the three years in the period ended March 31, 2014 as an exhibit, when available.
Glass Mountain
In April 2012, we formed a joint venture, GMP, to construct, maintain and operate a 210-mile crude oil pipeline system originating in Alva and Arnett, Oklahoma and terminating at Cushing, Oklahoma. Construction was completed in January 2014. The pipeline is operated by a subsidiary of Rose Rock. We hold a 50% interest in Glass Mountain. The owner of the remaining 50% is a related party (Note 25). As of December 31, 2013, we have invested $132.2 million in GMP, including our capital contributions, amounts paid to acquire the additional ownership percentage, and capitalized

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

5.	INVESTMENTS IN NON-CONSOLIDATED SUBSIDIARIES, Continued

interest. We invested $57.8 million and $74.4 million in GMP for the years ended December 31, 2013 and 2012, respectively.
The excess of the recorded amount of our investment over the book value of our share of the underlying net assets represents equity method goodwill and capitalized interest of $31.0 million and $3.7 million, respectively, at December 31, 2013.
As of December 31, 2013, we expect to make additional contributions of approximately $9.5 million in 2014. We account for our investment in GMP using the equity method.
Our ownership interest in GMP is not significant as defined by Securities and Exchange Commission's Regulation S-X Rule 1-02(w). Accordingly, no audited financial statements of GMP pursuant to Regulation S-X 3-09 have been included as an exhibit to this Form 10-K.

6.	ACQUISITIONS
Mid-America Midstream Gas Services, L.L.C.
On August 1, 2013, we acquired the equity interest of Mid-America Midstream Gas Services, L.L.C. ("MMGS"), a wholly owned subsidiary of Chesapeake Energy Corporation (NYSE: CHK)("Chesapeake"), which is the owner of gas gathering and processing assets in the Mississippi Lime play for approximately $313.5 million in cash. We incurred approximately $3.6 million in transaction related general and administrative expenses. The transaction was funded through the combination of a portion of the net proceeds from the sale of $300 million of 7.50% senior unsecured notes (Note 16) and a borrowing under the revolving credit facility under SemGroup's corporate credit agreement. Highlights of the acquisition include the following:

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
Rose Valley plants I and II will require approximately $125 million of post-acquisition capital expenditures for completion as well as additional capital related to future well connections.
We have included MMGS in our consolidated financial statements as of August 1, 2013 in our SemGas segment. During the year ended December 31, 2013, our consolidated statements of operations and comprehensive income (loss) did not include material amounts of revenue or operating income related to MMGS. The proforma impact to comparative prior year periods, had the acquisition occurred at the beginning of the comparative prior year period, is not significant as the business is in the development stage.
We have received a preliminary independent appraisal of the fair value of the assets acquired in the MMGS acquisition. The estimates of fair value reflected as of December 31, 2013 are subject to change and such changes could be material. We expect to finalize the purchase price allocation in early 2014. During 2013, the estimated acquisition cost was adjusted related to payment of invoices for the period between the acquisition agreement and closing of the acquisition. We have preliminarily estimated the fair value of the assets acquired as follows (in thousands):

Property, plant and equipment	$123,316
Customer contract intangible	166,332
Goodwill	23,839
Total assets acquired	$313,487

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

6.	ACQUISITIONS, Continued

Goodwill represents the excess of the estimated consideration paid for the acquired business over the fair value of the individual assets acquired. Goodwill primarily represents the value of synergies between the acquired entity and the Company and the opportunity to use the acquired business as a platform for growth.
Barcas Field Services, LLC
On August 1, 2013, our consolidated subsidiary, Rose Rock, executed a definitive agreement to acquire the assets of Barcas Field Services, LLC ("Barcas"), which owns and operates a crude oil trucking fleet, for $49.0 million in cash. The transaction closed on September 1, 2013. Highlights of the acquisition include the following:

•	114 trucks, 120 trailers and miscellaneous equipment; and

•	a long-term take-or-pay customer transportation agreement.
We have included Barcas in our consolidated financial statements as of September 1, 2013 in our Crude segment. During the year ended December 31, 2013, our consolidated statements of operations and comprehensive income (loss) did not include material amounts of revenue or operating income related to Barcas. The proforma impact to comparative prior year periods, had the acquisition occurred at the beginning of the comparative prior year period, is not significant. During 2013, the acquisition price was reduced by approximately $1.0 million due to a computer system which was ultimately not purchased.
We have received an independent appraisal of the fair value of the assets acquired in the Barcas acquisition and have recorded the following acquisition date fair values for the assets acquired (in thousands):

Property, plant and equipment	$13,717
Customer contract intangible	6,930
Goodwill	28,322
Total assets acquired	$48,969
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
In conjunction with a June 2012 transaction, we received 201,378 additional common units bringing our total ownership to 9,133,409 common units representing limited partner interests in exchange for a percentage of our general partner interest. Subsequent to the transaction, we held a 6.42% interest in the general partner of NGL.
On August 6, 2013, we completed the acquisition of approximately 5.36% of the general partner of NGL Energy, which increased our ownership of NGL Energy's general partner to 11.78%.
Our equity method investment in NGL Energy is included in our SemStream segment. See Note 5 for additional information related to our equity method investment in NGL Energy.
Glass Mountain
In September 2012, we acquired an additional 25% ownership interest in GMP, bringing our total ownership percentage in GMP to 50%. See Note 5 for additional information related to our equity method investment in GMP.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

7.	DISPOSALS AND IMPAIRMENTS OF LONG-LIVED ASSETS
Year Ended December 31, 2013
There were no significant gains (losses) recorded during the year ended December 31, 2013 related to the disposal or impairment of long-lived assets.
Year Ended December 31, 2012
Gains (losses) recorded during the year ended December 31, 2012 related to the disposal or impairment of long-lived assets included the following (in thousands):

Event	Segment	Pre-Tax Gain
White Cliffs settlement (a)	Crude	$3,500
Sale of SemStream residential division assets and liabilities (b)	SemStream	$3,090

(a)
We sold a portion of our ownership interest in White Cliffs during September 2010. At the time, we recorded a loss of $6.8 million on disposal of that asset. In September 2012, we reached a settlement in a dispute concerning the selling price of that ownership interest and reduced the loss by $3.5 million. This $3.5 million gain is reported in "gain on disposal or impairment of long-lived assets, net" in the consolidated statements of operations and comprehensive income (loss).

(b)
On September 12, 2012, we entered into a definitive agreement to sell the assets and liabilities of SemStream’s Arizona residential business which was subject to regulatory approval by the Arizona Corporation Commission (the "ACC"). In early December 2012, the ACC granted SemStream regulatory approval to proceed with the sale. The sale closed on December 31, 2012 and resulted in a gain of $3.1 million on a cash sales price of $12.3 million. The $3.1 million gain is reported in "income from discontinued operations, net of income taxes" in the consolidated statement of operations and comprehensive income (loss). Property, plant, and equipment with a carrying value of $9.4 million represented the majority of assets included in the sale.

Year Ended December 31, 2011
Gains (losses) recorded during the year ended December 31, 2011 related to the disposal or impairment of long-lived assets included the following (in thousands):

Event	Segment	Pre-Tax Gain (Loss)
Contribution of SemStream assets to NGL Energy (a)	SemStream	$44,266
SemStream residential division impairment (b)	SemStream	$(8,684)
SemLogistics goodwill impairment (c)	SemLogistics	$(44,663)

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

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

7.	DISPOSALS AND IMPAIRMENTS OF LONG-LIVED ASSETS, Continued

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

(b)
We test all of our goodwill for impairment as of October 1 of each year. Upon completing this impairment test for 2011, we concluded that the goodwill and other intangible assets attributable to the Arizona residential business of our SemStream segment (which was not contributed to NGL Energy) were impaired. To calculate the impairment loss, we estimated the fair value of this reporting unit using the present value of estimated future cash flows, discounted at a rate of 9.4%, and recorded a full impairment of the $3.6 million balance of goodwill and the $5.0 million balance of other intangible assets associated with customer relationships. No impairment was recorded related to the regulated assets of the Arizona residential business in accordance with ASC 980, "Regulated Operations".

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

8.	DISCONTINUED OPERATIONS
As described in Note 7, on November 1, 2011, we contributed the primary operating assets of our SemStream segment to NGL Energy; however, at that time we did not contribute any of the assets or liabilities of SemStream’s Arizona residential business to NGL Energy. On September 12, 2012, we entered into a definitive agreement to sell those assets and liabilities. This sale was subject to regulatory approval by the ACC and closed on December 31, 2012 after that approval was granted; therefore, the operations of SemStream's Arizona residential business are classified as discontinued. The sale resulted in a gain of $3.1 million. There continues to be an insignificant amount of activity related to ongoing bankruptcy matters which is reflected in the results below and is related to operations discontinued during bankruptcy.
Certain summarized information on the results of discontinued operations is shown below (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
External revenue	$—	$13,518	$14,264
Gain (loss) on disposal of long-lived assets, net	$—	$3,090	$(9,196)
Income (loss) from discontinued operations before income taxes	$59	$2,935	$(9,652)
Income tax expense (benefit)	—	(4)	(104)
Income (loss) from discontinued operations, net of income taxes	$59	$2,939	$(9,548)

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

9.	SEGMENTS
As described in Note 1, our businesses are organized based on the nature and location of the services they provide. Certain summarized information related to our reportable segments is shown in the tables below. None of the operating segments have been aggregated, other than Rose Rock, White Cliffs and Glass Mountain, which have been included within the Crude segment and were aggregated based on similarity of operations, customer base and other considerations. Our investment in NGL Energy is represented by our SemStream segment. Although “Corporate and Other” does not represent an operating segment, it is included in the tables below to reconcile segment information to that of the consolidated Company. Eliminations of transactions between segments are also included within “Corporate and Other” in the tables below.
The accounting policies of each segment are the same as the accounting policies of the consolidated Company. Transactions between segments are generally recorded based on prices negotiated between the segments. Certain general and administrative and interest expenses incurred at the corporate level were allocated to the segments, based on our allocation policies in effect at the time.

	Year Ended December 31, 2013
	Crude	SemStream	SemCAMS	SemGas	SemLogistics	SemMexico	Corporate and Other	Consolidated
	(in thousands)
Revenues:
External	$767,202	$—	$198,450	$207,134	$11,671	$242,559	$—	$1,427,016
Intersegment	—	—	—	23,985	—	—	(23,985)	—
Total revenues	767,202	—	198,450	231,119	11,671	242,559	(23,985)	1,427,016
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	663,759	—	305	169,800	380	209,841	(23,985)	1,020,100
Operating	36,242	1	150,319	20,200	7,444	9,379	—	223,585
General and administrative	16,766	600	14,940	7,971	5,854	10,700	21,766	78,597
Depreciation and amortization	23,708	—	10,766	14,517	9,426	5,991	2,001	66,409
Loss (gain) on disposal or impairment of long-lived assets, net	(56)	6	—	665	—	(854)	—	(239)
Total expenses	740,419	607	176,330	213,153	23,104	235,057	(218)	1,388,452
Earnings from equity method investments	45,354	7,123	—	—	—	—	—	52,477
Gain on issuance of common units by equity method investee	—	26,873	—	—	—	—	—	26,873
Operating income (loss)	72,137	33,389	22,120	17,966	(11,433)	7,502	(23,767)	117,914
Other expenses (income), net
Interest expense (income)	14,923	(4,810)	18,928	3,268	1,435	188	(8,790)	25,142
Other expense (income), net	(14)	128	(20)	(3)	(400)	(652)	45,234	44,273
Total other expenses (income)	14,909	(4,682)	18,908	3,265	1,035	(464)	36,444	69,415
Income (loss) from continuing operations before income taxes	$57,228	$38,071	$3,212	$14,701	$(12,468)	$7,966	$(60,211)	$48,499
Additions to long-lived assets	$66,995	$—	$56,122	$97,021	$2,071	$6,375	$734	$229,318
Total assets at December 31, 2013 (excluding intersegment receivables)	$1,070,484	$208,847	$306,001	$552,095	$168,835	$104,154	$60,198	$2,470,614
Equity investments at December 31, 2013	$356,276	$208,848	$—	$—	$—	$—	$—	$565,124

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

9.	SEGMENTS, Continued

	Year Ended December 31, 2012
	Crude	SemStream	SemCAMS	SemGas	SemLogistics	SemMexico	Corporate and Other	Consolidated
	(in thousands)
Revenues:
External	$620,797	$7	$223,219	$117,264	$12,341	$263,870	$(1)	$1,237,497
Intersegment	—	—	—	10,606	—	—	(10,606)	—
Total revenues	620,797	7	223,219	127,870	12,341	263,870	(10,607)	1,237,497
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	546,966	33	768	100,677	196	236,851	(10,606)	874,885
Operating	24,143	(37)	174,284	12,712	5,921	7,677	—	224,700
General and administrative	13,321	930	14,020	6,195	5,652	9,433	22,367	71,918
Depreciation and amortization	12,131	—	10,589	7,043	9,780	6,171	2,496	48,210
Loss (gain) on disposal or impairment of long-lived assets, net	(3,501)	214	—	46	—	(290)	—	(3,531)
Total expenses	593,060	1,140	199,661	126,673	21,549	259,842	14,257	1,216,182
Earnings from equity method investments	36,439	(403)	—	—	—	—	—	36,036
Operating income (loss)	64,176	(1,536)	23,558	1,197	(9,208)	4,028	(24,864)	57,351
Other expenses (income), net
Interest expense (income)	(409)	(3,449)	18,727	1,461	2,486	314	(10,228)	8,902
Other expense (income), net	31	(21)	14	—	(420)	(38)	22,003	21,569
Total other expenses (income)	(378)	(3,470)	18,741	1,461	2,066	276	11,775	30,471
Income (loss) from continuing operations before income taxes	$64,554	$1,934	$4,817	$(264)	$(11,274)	$3,752	$(36,639)	$26,880
Additions to long-lived assets	$41,364	$—	$13,340	$47,140	$1,188	$3,396	$14,827	$121,255
Total assets at December 31, 2012 (excluding intersegment receivables)	$771,140	$175,028	$302,143	$133,864	$174,218	$94,594	$97,192	$1,748,179
Equity investments at December 31, 2012	$213,404	$174,398	$—	$—	$—	$—	$—	$387,802

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

9.	SEGMENTS, Continued

	Year Ended December 31, 2011
	Crude	SemStream	SemCAMS	SemGas	SemLogistics	SemMexico	Corporate and Other	Consolidated
	(in thousands)
Revenues:
External	$431,321	$561,596	$163,367	$66,660	$23,314	$218,187	$801	$1,465,246
Intersegment	—	46,738	—	38,588	—	—	(85,326)	—
Total revenues	431,321	608,334	163,367	105,248	23,314	218,187	(84,525)	1,465,246
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	366,265	595,434	218	75,066	152	192,068	(84,764)	1,144,439
Operating	17,470	6,448	110,814	9,027	6,206	5,006	70	155,041
General and administrative	9,757	7,336	16,816	6,521	6,712	11,560	16,745	75,447
Depreciation and amortization	11,379	3,501	10,233	5,986	9,271	6,502	2,951	49,823
Loss (gain) on disposal or impairment of long-lived assets, net	64	(45,821)	(8)	4	44,663	(200)	1,599	301
Total expenses	404,935	566,898	138,073	96,604	67,004	214,936	(63,399)	1,425,051
Earnings from equity method investments	15,004	—	—	—	—	—	—	15,004
Operating income (loss)	41,390	41,436	25,294	8,644	(43,690)	3,251	(21,126)	55,199
Other expenses (income):
Interest expense	3,749	17,152	24,685	2,346	1,005	365	10,836	60,138
Other expense (income), net	(1,600)	(2,112)	(2,811)	(10)	46	(173)	(8,329)	(14,989)
Total other expenses	2,149	15,040	21,874	2,336	1,051	192	2,507	45,149
Income (loss) from continuing operations before income taxes	$39,241	$26,396	$3,420	$6,308	$(44,741)	$3,059	$(23,633)	$10,050
Additions to long-lived assets	$32,397	$2,197	$4,874	$14,952	$5,313	$4,667	$2,080	$66,480

      Income tax expense (benefit) relates to the following segments (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
SemCAMS	$6,348	$720	$552
SemLogistics	(5,699)	(7,736)	(3,331)
SemMexico	2,589	2,285	629
Corporate and other	(20,492)	2,653	(160)
Total	$(17,254)	$(2,078)	$(2,310)

10.	INVENTORIES
Inventories consist of the following (in thousands):

	December 31, 2013	December 31, 2012
Crude oil	$30,779	$24,840
Asphalt and other	13,516	9,593
Total inventories	$44,295	$34,433

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

11.	OTHER ASSETS
Other current assets consist of the following (in thousands):

	December 31, 2013	December 31, 2012
Product prepayments	$779	$1,550
Other prepaid expenses	4,917	13,593
Margin deposits	838	1,850
Deferred tax asset	7,325	875
Other	152	648
Total other current assets	$14,011	$18,516

Other noncurrent assets consist of the following (in thousands):

	December 31, 2013		December 31, 2012
Debt issuance costs, net	$17,149	*	$4,945	*
Deferred tax asset	2,832		—
Other	8,908		3,236
Total other noncurrent assets, net	$28,889		$8,181
* See Note 16 for discussion of debt issuance costs.

12.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following (in thousands):

	December 31, 2013	December 31, 2012
Land	$72,484	$53,491
Pipelines and related facilities	312,730	206,345
Storage and terminal facilities	281,819	268,738
Natural gas gathering and processing facilities	347,962	280,750
Linefill	14,701	13,158
Office and other property and equipment	65,679	47,679
Construction-in-progress	199,073	75,449
Property, plant and equipment, gross	1,294,448	945,610
Accumulated depreciation	(188,720)	(130,886)
Property, plant and equipment, net	$1,105,728	$814,724

We recorded depreciation expense of $60.4 million, $46.2 million and $45.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.
We include within the cost of property, plant and equipment interest costs incurred while an asset is being constructed. We capitalized $4.3 million and $0.8 million of interest costs during the years ended December 31, 2013 and 2012, respectively.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

13.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill relates to the following segment (in thousands):

	December 31, 2013	December 31, 2012
Crude	$28,322	$—
SemGas	23,839	—
SemMexico	9,860	9,884
Total Goodwill	$62,021	$9,884
In addition to the amounts in the table above, approximately $82.2 million of our investment in NGL Energy, $8.7 million of our investment in White Cliffs and $31.0 million of our investment in GMP represent equity method goodwill. Equity method goodwill is not amortized and is tested for impairment with the equity method investment in accordance with ASC 323.
As described in Note 3, we test goodwill for impairment annually, or more often if circumstances warrant. To perform these tests, we must determine which asset groups the goodwill relates to (such asset groups are referred to as reporting units). SemMexico represents a separate reporting unit. To estimate the fair value of our SemMexico reporting unit, we used two generally accepted valuation approaches, an income approach and a market approach, using assumptions consistent with a market participant’s perspective. Under the income approach, we use a discounted cash flow analysis to determine the estimated fair value of our SemMexico reporting unit. Significant judgments and assumptions including the discount rate, anticipated revenue growth rate and gross margins, estimated operating and interest expense, and capital expenditures are inherent in these fair value estimates, which are based on our operating and capital budgets as well as strategic plans. A significant underlying assumption in our strategic plan is that the Mexican government will continue current spending levels for the maintenance and construction of its national road infrastructure (requiring asphalt). If current spending levels by the Mexican government decreased, the impact would negatively affect our key assumptions and could trigger an impairment. At October 1, 2013, fair value exceeded carrying value by 11.7%.
Under the market approach, we apply multiples to forecasted cash flows from certain guideline public companies in our industry.
For the October 1, 2013 goodwill impairment tests, we developed estimates of cash flows for SemMexico for a period of 18 years, and also developed an estimated terminal value using an assumed 3% growth rate. We discounted the estimated cash flows to present value using a discount rate of 13.0% for SemMexico.
No impairments were indicated for the recently acquired Crude and SemGas goodwill (Note 6).
Changes in goodwill balances during the period from December 31, 2010 to December 31, 2013 are shown below (in thousands):

Balance, December 31, 2010	$107,823
Impairments (Note 7)	(47,804)
Contribution of SemStream assets to NGL Energy (Note 7)	(50,071)
Currency translation adjustments	(495)
Balance, December 31, 2011	9,453
Currency translation adjustments	431
Balance, December 31, 2012	9,884
Barcas acquisition (Note 6)	28,322
MMGS acquisition (Note 6)	23,839
Currency translation adjustments	(24)
Balance, December 31, 2013	$62,021
For U.S. federal income tax purposes, goodwill is amortized on a straight-line basis over 15 years.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

13.	GOODWILL AND OTHER INTANGIBLE ASSETS, Continued

Other intangible assets
Other intangible assets relate to the following segments (in thousands):

	December 31, 2013	December 31, 2012
Crude	$5,775	$—
SemGas	163,144	—
SemMexico	5,888	7,549
Corporate and other	31	36
Total other intangible assets	$174,838	$7,585
Changes in other intangible asset balances are shown below (in thousands):

Balance, December 31, 2010	$32,264
Amortization	(4,664)
Impairment (Note 7)	(5,048)
Contribution of SemStream assets to NGL Energy (Note 7)	(12,408)
Currency translation adjustments	(1,194)
Balance, December 31, 2011	8,950
Amortization	(2,017)
Currency translation adjustments	652
Balance, December 31, 2012	7,585
Amortization	(6,018)
Barcas acquisition (Note 6)	6,930
MMGS acquisition (Note 6)	166,332
Currency translation adjustments	9
Balance, December 31, 2013	$174,838

Our other intangible assets consist primarily of customer relationships at our Crude, SemGas and SemMexico segments and unpatented technology of our SemMexico segment, which represented $172.8 million and $1.8 million, respectively, of the balance at December 31, 2013. These assets may be subject to impairments in the future if we are unable to maintain the relationships with the customers to which the assets relate.
We recorded a $6.9 million customer contract intangible asset related to the Barcas acquisition. The intangible is being amortized on a straight-line basis over 24 months. We recorded a $166.3 million customer contract intangible asset related to the MMGS acquisition. The intangible is being amortized on a straight-line basis over 20 years.
We estimate that future amortization of other intangible assets will be as follows (in thousands):

For year ending:
December 31, 2014	$13,113
December 31, 2015	11,687
December 31, 2016	9,164
December 31, 2017	8,996
December 31, 2018	8,863
Thereafter	123,015
Total estimated amortization expense	$174,838

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

14.	FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK
Fair value of financial instruments
We record certain financial assets and liabilities at fair value at each balance sheet date. The tables below summarize the balances of these assets and liabilities at December 31, 2013 and 2012 (in thousands):

	December 31, 2013			December 31, 2012
	Level 1	Netting*	Total	Level 1	Netting*	Total
Assets:
Commodity derivatives	$36	$(36)	$—	$22	$(22)	$—
Total assets	$36	$(36)	$—	$22	$(22)	$—
Liabilities:
Commodity derivatives	$96	$(36)	$60	$1,056	$(22)	$1,034
Warrants	58,134	—	58,134	32,858	—	32,858
Total liabilities	$58,230	$(36)	$58,194	$33,914	$(22)	$33,892
Net assets (liabilities) at fair value	$(58,194)	$—	$(58,194)	$(33,892)	$—	$(33,892)

*	Relates primarily to exchange traded futures. Gain and loss positions on multiple contracts are settled net on a daily basis with the exchange.
“Level 1” measurements are based on inputs consisting of unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. These include commodity futures contracts that are traded on an exchange. These also include common stock warrants (Note 18) which are traded on the New York Stock Exchange.
“Level 2” measurements are based on inputs consisting of market observable and corroborated prices for similar commodity derivative contracts. Assets and liabilities classified as Level 2 include over-the-counter ("OTC") traded forwards contracts and swaps.
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
The following table summarizes changes in the fair value of our net financial assets (liabilities) classified as Level 3 in the fair value hierarchy (in thousands):

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

14.	FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK, Continued

	Year Ended December 31, 2013			Year Ended December 31, 2012			Year Ended December 31, 2011
	Warrants	Commodity Derivatives	Total	Warrants	Commodity Derivatives	Total	Warrants	Commodity Derivatives	Total
Net assets (liabilities)—beginning balance	$—	$—	$—	$—	$—	$—	$(17,192)	$(547)	$(17,739)
Transfers out of Level 3(*)	—	—	—	—	—	—	8,934	(419)	8,515
Total realized and unrealized gain (loss) included in earnings(**)	—	—	—	—	—	—	8,258	2,783	11,041
Settlements	—	—	—	—	—	—	—	(1,817)	(1,817)
Net assets (liabilities)—ending balance	$—	$—	$—	$—	$—	$—	$—	$—	$—
Amount of total gain or loss included in earnings for the period attributable to the change in unrealized gain or loss relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—	$—	$—	$—	$—

(*)	In these tables, transfers in and transfers out are recognized as of the beginning of the reporting period for commodity derivatives and as of the transfer date for warrants.

(**)	Gains and losses related to commodity derivatives are reported in product revenue. Gains and losses related to warrants are recorded in other expense (income).
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
Our commodity derivatives can be comprised of swaps, future contracts, and forward contracts of crude oil and natural gas liquids. These are defined as follows:
Swaps—Over the counter transactions where a floating price, basis or index is exchanged for a fixed (or a different floating) price, basis, or index at a preset schedule in the future according to an agreed-upon formula.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

14.	FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK, Continued

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
The following table sets forth the notional quantities for derivative instruments entered into (in thousands of barrels):

	Year Ended December 31, 2013	Year Ended December 31, 2012
Sales	2,595	1,743
Purchases	2,575	1,636
We have not designated any of our commodity derivative instruments as accounting hedges. We record the fair value of our commodity derivative instruments on our consolidated balance sheets in other current assets and other current liabilities in the following amounts (in thousands):

December 31, 2013		December 31, 2012
Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
$—	$60	$—	$1,034

We have posted margin deposits as collateral with brokers who have the right of set off associated with these funds. Our margin deposit balance was $0.8 million and $1.9 million at December 31, 2013 and 2012, respectively. These margin account balances have not been offset against our net commodity derivative instrument (contract) positions. Had these margin account balances been netted against our net commodity derivative instrument (contract) positions as of December 31, 2013 and 2012, we would have had net asset positions of $0.8 million and $0.8 million, respectively.
Realized and unrealized gains (losses) from our commodity derivatives were recorded to product revenue in the following amounts (in thousands):

Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
$(1,593)	$149	$2,153
Interest rate swaps
During February 2011, we entered into interest rate swaps in connection with certain SemLogistics credit facilities. For 2011, the swaps were recorded at fair value in other noncurrent liabilities on the consolidated balance sheet, with changes in the fair value (net of income taxes) recorded to other comprehensive income (loss). The swaps were terminated in March 2012 with a loss on closure of $0.4 million, including a reclass of $0.3 million from accumulated other comprehensive income to earnings.
Concentrations of risk
During the year ended December 31, 2013, one customer of our Crude segment accounted for more than 10% of our consolidated revenue at approximately 17%. At December 31, 2013, one customer of our Crude segment accounted for approximately 16% of our consolidated accounts receivable.
During the year ended December 31, 2012, no individual customer accounted for more than 10% of our consolidated revenue. At December 31, 2012, one customer of the Crude segment accounted for approximately 16% of our consolidated accounts receivable.
During the year ended December 31, 2011, no individual customer accounted for more than 10% of our consolidated revenue.
Assets and liabilities of subsidiaries outside the United States
The following table summarizes the assets and liabilities (excluding affiliate balances) at December 31, 2013 of our subsidiaries outside the United States (in thousands):

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

14.	FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK, Continued

	Canada	United Kingdom	Mexico	Total
Cash and cash equivalents	$49,221	$1,845	$11,862	$62,928
Other current assets	59,472	2,896	45,751	108,119
Noncurrent assets	212,567	164,094	46,541	423,202
Total assets	$321,260	$168,835	$104,154	$594,249
Current liabilities	$51,124	$1,788	$27,450	$80,362
Noncurrent liabilities	70,392	21,826	1,865	94,083
Total liabilities	121,516	23,614	29,315	174,445
Net assets	$199,744	$145,221	$74,839	$419,804
Employees
At December 31, 2013, we had approximately 890 employees, including approximately 500 employees outside the U.S. Approximately 110 of the employees in Canada and Mexico are represented by labor unions and are subject to collective bargaining agreements governing their employment with us. Of these employees, approximately 60 are subject to collective bargaining agreements that renew annually and 50 have collective bargaining agreements that expire in January 2016. We have never had a labor related work stoppage and believe our employee relations are good.

15.	INCOME TAXES
Income tax expense (benefit)
Our consolidated income from continuing operations before income taxes was generated in the following jurisdictions (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
U.S.	$40,002	$21,498	$39,936
Foreign	8,497	5,382	(29,886)
Consolidated	$48,499	$26,880	$10,050

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

15.	INCOME TAXES, Continued

The following table summarizes income tax benefit from continuing operations by jurisdiction (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Current income tax provision:
Foreign	$15,546	$9,662	$7,427
U.S. federal	2,067	—	—
U.S. state	1,435	74	4
	19,048	9,736	7,431
Deferred income tax provision (benefit):
Foreign	(10,222)	(12,070)	(7,252)
U.S. federal	(23,756)	222	(2,159)
U.S. state	(2,324)	34	(330)
	(36,302)	(11,814)	(9,741)
Benefit for income taxes	$(17,254)	$(2,078)	$(2,310)
The following table reconciles income tax benefit at the U.S. federal statutory rate to the consolidated benefit for income taxes (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Income from continuing operations before income taxes	$48,499	$26,880	$10,050
U.S. federal statutory rate	35%	35%	35%
Provision at statutory rate	16,975	9,408	3,518
State income taxes—net of federal benefit	(577)	71	(221)
Effect of rates other than statutory	(1,041)	(829)	(1,360)
Effect of U.S. taxation on foreign branches	2,974	1,883	(10,460)
Foreign tax adjustment, prior years	4,533	—	—
Impairment of goodwill	—	—	15,745
Warrants	24,625	—	—
Noncontrolling interest	(6,096)	(3,429)	—
Foreign tax credit and offset to branch deferreds	(2,876)	(12,360)	9,339
Impact of valuation allowance on deferred tax assets	(53,218)	6,233	(16,421)
Other, net	(2,553)	(3,055)	(2,450)
Benefit for income taxes	$(17,254)	$(2,078)	$(2,310)
For the years ended December 31, 2013, 2012, and 2011, the foreign subsidiaries are disregarded entities for U.S. federal income tax purposes. The foreign earnings are taxed in foreign jurisdictions as well as in the U.S. Foreign tax credits, subject to limitations, are available to reduce U.S. taxes.
Deferred tax positions
Deferred income taxes reflect the effects of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. Significant components of deferred tax assets and liabilities are as follows at December 31, 2013 and 2012 (in thousands):

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

15.	INCOME TAXES, Continued

	December 31, 2013	December 31, 2012
Deferred tax assets:
Net operating loss and other credit carryforwards	$9,498	$47,910
Compensation and benefits	7,991	1,573
Inventories	118	96
Intangible assets	44,444	52,444
Pension plan	2,849	3,384
Allowance for doubtful accounts	2,140	2,507
Deferred revenue	5,910	3,925
Foreign tax credit and offset to branch deferreds	95,435	92,559
Other	8,243	16,046
less: valuation allowance	(95,438)	(155,757)
Net deferred tax assets	81,190	64,687
Deferred tax liabilities:
Intangible assets	(6,927)	(8,952)
Prepaid expenses	(153)	(150)
Property, plant and equipment	(113,030)	(78,413)
Equity investment in partnerships	(49,720)	(36,749)
Other	(1,471)	(5,876)
Total deferred tax liabilities	(171,301)	(130,140)
Net deferred tax liabilities	$(90,111)	$(65,453)
At December 31, 2013, we had a cumulative U.S. federal net operating loss of approximately $10.9 million that can be carried forward to apply against taxable income generated in future years. This carry forward begins to expire in 2031. We had cumulative U.S. state net operating losses of approximately $40.0 million available for carryforward, which begin to expire in 2014. We had a foreign net operating loss of $16.1 million available for indefinite carry forward. We had foreign tax credits of approximately $44.6 million available for carry forward, which begin to expire in 2020.

Due to our emergence from bankruptcy and overall restructuring, we recorded a full valuation allowance on all U.S. federal and state deferred tax assets in all prior periods. Deferred tax assets are reduced by a valuation allowance when a determination is made that it is more likely than not that some or all of the deferred tax assets will not be realized based on the weight of all available evidence. Evidence which is objectively verifiable carries a higher weight in the analysis. The ultimate realization of deferred tax assets is dependent upon the existence of sufficient taxable income of the appropriate character within the carryback and carryforward period available under the tax law. Sources of taxable income include future reversals of existing taxable temporary differences, future earnings and available tax planning strategies.

In 2013, we recorded a discrete tax benefit for the partial release of our valuation allowance. Gain recognition for tax purposes on the contribution of a one-third interest in SCPL to Rose Rock as disclosed in Note 4 had a material impact to the available positive and objectively verifiable evidence for the first quarter and combined with other factors resulted in the change in our assessment of recoverability of the deferred tax assets. Under ASC 740, such evidence was not considered in the valuation allowance at December 31, 2012 due to fundamentals of the transaction which remained subject to market influence until closed. We did not release the valuation allowance attributable to a small portion of our state net operating loss carryforwards which have shorter carryover periods. We have not released the valuation allowance on the foreign tax credits due to the foreign tax credit limitation and the relative subjectivity of forecasts of the relational magnitude of U.S. and foreign taxable income in future periods as well as the shorter carryover period available for the credits. The valuation allowance decreased by $60.3 million during the year. The net change was primarily related to a decrease caused by the recognition of discrete tax benefits for our federal and state net operating

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

15.	INCOME TAXES, Continued

losses totaling $52.5 million and a net increase of $2.9 million for Foreign tax credits and offset to branch deferreds and a decrease of $10.7 million primarily related to the reclassification of prior warrant expense as non-deductible for tax.

We have analyzed filing positions in all of the federal, state and foreign jurisdictions where we are required to file income tax returns and determined that no accruals related to uncertainty in tax positions are required. All income tax years of the Company ending after the Emergence Date remain open for examination in all jurisdictions. In foreign jurisdictions, all tax years within the relevant statute of limitations for periods prior to the Emergence Date remain open for examination. Currently, there are no examinations in progress for our federal and state jurisdictions. Canada Revenue Agency has initiated an income tax audit of SemCAMS ULC for the tax year 2009 which remains in progress. We have recorded $4.5 million current tax expense related to the audit for prior periods. The tax results from a tax election in the pre-emergence period which was not timely filed. No other foreign jurisdictions are currently under audit.

16.	LONG-TERM DEBT
Our long-term debt consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
SemGroup 7.50% senior unsecured notes	$300,000	$—
SemGroup corporate revolving credit facility	70,000	201,500
Rose Rock credit facility	245,000	4,500
SemLogistics credit facility	—	—
SemMexico credit facility	—	—
Capital leases	125	86
Total long-term debt	615,125	206,086
less: current portion of long-term debt	37	24
Noncurrent portion of long-term debt	$615,088	$206,062
SemGroup senior unsecured notes
On June 14, 2013, we completed an offering of $300 million of 7.50% senior unsecured notes due 2021 (the “Notes”) to certain initial purchasers for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons outside the United States pursuant to Regulation S of the Securities Act. The Notes are guaranteed by certain of our subsidiaries: SemGas, L.P., SemCanada, L.P., SemCanada II, L.P., SemMaterials, L.P., SemGroup Europe Holding, L.L.C., SemOperating G.P., L.L.C., SemMexico, L.L.C., SemDevelopment, L.L.C., Rose Rock Midstream Holdings, LLC, Wattenberg Holding, LLC, Glass Mountain Holding, LLC and Mid-America Midstream Gas Services, L.L.C. (collectively, the "Guarantors").
The net proceeds from the offering were $294.0 million, after underwriters' fees. We used the net proceeds from the offering to (i) fund a portion of our acquisition on August 1, 2013, of all the outstanding equity interests in Mid-America Midstream Gas Services, L.L.C., a subsidiary of Chesapeake Energy Corporation, and (ii) during the second quarter of 2013, repay amounts borrowed under our revolving credit facility.
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

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

16.	LONG-TERM DEBT, Continued

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
In accordance with a Registration Rights Agreement, in December 2013 the Company filed a registration statement with the SEC, which was declared effective by the SEC on January 2, 2014, so that holders of the Notes could exchange the Notes and related guarantees for registered notes (the "Exchange Notes") and guarantees that have substantially identical terms as the Notes and related guarantees. An exchange offer was commenced on January 3, 2014 and expired on February 4, 2014. All of the Notes were exchanged. The guarantees of the Exchange Notes are full and unconditional and constitute the joint and several obligations of the Guarantors.
Interest on the Notes is payable in arrears on June 15th and December 15th to holders of record on June 1st and December 1st each year until maturity. For the year ended December 31, 2013, we incurred $12.7 million of interest expense related to the Notes including the amortization of debt issuance costs. At December 31, 2013, we had $6.2 million of unamortized debt issuance costs related to the Notes included in other noncurrent assets on our consolidated balance sheet.
At December 31, 2013, we were in compliance with the terms of the Notes.
SemGroup corporate credit agreement
Our revolving credit facility has a capacity of $500 million at December 31, 2013. This capacity may be used either for cash borrowings or letters of credit, although the maximum letter of credit capacity is $250 million. At December 31, 2013, we had outstanding cash borrowings of $70.0 million on this facility and outstanding letters of credit of $4.0 million. During 2013, the credit agreement was amended to (i) permit the increase of the revolving commitments under the credit agreement by an aggregate amount of $300 million subject to the satisfaction of certain conditions, (ii) extend the availability period of the revolving commitments, and the maturity date of the extensions of credit thereunder, to December 11, 2018, (iii) reduce the interest rate payable in respect of the revolving and term commitments and (iv) modify the commitment fees payable in respect of revolving commitments. Earlier principal payments may be required if we enter into certain transactions to sell assets or obtain new borrowings. We have the right to make additional principal payments without incurring any penalties for early repayment.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

16.	LONG-TERM DEBT, Continued

Interest on revolving credit cash borrowings is charged at either a Eurodollar rate or an alternate base rate ("ABR"), at our election. The Eurodollar rate is calculated as:

•	the London Interbank Offered Rate (“LIBOR”) for U.S. dollar deposits adjusted for currency requirements; plus

•	a margin that can range from 2.0% to 3.25%, depending on a leverage ratio specified in the agreement.
The ABR is calculated as:

•	the greater of i) the U.S. Prime Rate, ii) the Federal Funds Effective Rate plus 0.5%, or iii) one-month LIBOR plus 1%; plus

•	a margin that can range from 1.0% to 2.25%, depending on a leverage ratio specified in the agreement.
At December 31, 2013, there was $70.0 million of outstanding revolving cash borrowings of which $30.0 million incurred interest at the ABR and $40.0 million incurred interest at the Eurodollar rate. The interest rate in effect at December 31, 2013 on the $30.0 million of alternate base rate borrowings was 4.75%, calculated as the prime rate of 3.25% plus a margin of 1.5%. The interest rate in effect at December 31, 2013 on the $40 million of Eurodollar rate borrowings was 2.66%, calculated as the LIBOR of 0.16% plus a margin of 2.5%.
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
Fees are charged on any outstanding letters of credit at a rate that ranges from 2.0% to 3.25%, depending on a leverage ratio specified in the credit agreement. At December 31, 2013, the rate in effect was 2.5%. In addition, a fronting fee of 0.25% is charged on outstanding letters of credit. A commitment fee that ranges from 0.375% to 0.5%, depending on a leverage ratio defined in the credit agreement, is charged on any unused capacity on the revolving credit facility. In addition, we are charged an annual administrative fee of $0.1 million. At December 31, 2013, we had unamortized capitalized loan fees of $6.2 million net of accumulated amortization, which was recorded in other noncurrent assets and is being amortized over the life of the agreement.
We recorded interest expense related to the revolving credit facility of $7.7 million, $6.9 million and $2.8 million for the years ended December 31, 2013, 2012 and 2011, respectively, including amortization of capitalized loan fees.
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
The terms of our current credit facility restrict, to some extent, the payment of cash dividends on our common stock. The credit agreement is guaranteed by all of our material domestic subsidiaries (except for Rose Rock and its general partner and subsidiaries) and secured by a lien on substantially all of our property and assets, subject to customary exceptions.
At December 31, 2013, we were in compliance with the terms of the credit agreement.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

16.	LONG-TERM DEBT, Continued

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
We recorded interest expense related to these facilities of $39.3 million during the year ended December 31, 2011. These facilities were retired in 2011, as described above. Included in interest expense was the amortization of debt issuance costs of $22.2 million for the year ended December 31, 2011, which included a $17.4 million write-down due to the refinancing of the credit facility.
Rose Rock credit facility
On November 10, 2011, our subsidiary Rose Rock entered into a senior secured revolving credit facility agreement. This credit facility became effective upon completion of the Rose Rock IPO on December 14, 2011. Subsequent to amendments in 2013, this credit agreement provides for a revolving credit facility of $585 million and includes a $150 million sub-limit for letters of credit. The credit agreement was amended to extend the agreement to September 20, 2018 and permit the increase of the facility by not more than $200 million, subject to certain conditions. The amended agreement allows Rose Rock to incur unsecured or subordinated debt without limitation, subject to certain conditions, and provides alternative financial performance covenants at Rose Rock's election after the issuance of $200 million or more unsecured or subordinated debt, in aggregate. Additionally, the interest rate and commitment fees related to the revolving facility were lowered.
At Rose Rock’s option, amounts borrowed under the credit agreement will bear interest at either the Eurodollar rate or an ABR, plus, in each case, an applicable margin. The applicable margin will range from 1.75% to 3.00% in the case of a Eurodollar rate loan, and from 0.75% to 2.00% in the case of an ABR loan, in each case, based on a leverage ratio specified in the credit agreement. At December 31, 2013, we had outstanding cash borrowings of $245.0 million which incurred interest at the ABR plus an applicable margin. The interest rate at December 31, 2013 was 1.92%.
Fees are charged on any outstanding letters of credit at a rate that ranges from 1.75% to 3.00%, depending on a leverage ratio specified in the credit agreement. At December 31, 2013, there were $34.5 million in outstanding letters of credit, and the rate in effect was 1.75%. In addition, a fronting fee of 0.25% is charged on outstanding letters of credit.
A commitment fee that ranges from 0.375% to 0.50%, depending on a leverage ratio specified in the credit agreement, is charged on any unused capacity of the revolving credit facility. In addition, we are charged an annual administrative fee of $0.1 million. The credit facility also allows for the use of Secured Bilateral Letters of Credit, which are issued external to the credit facility and do not reduce revolver availability. At December 31, 2013, we had $61.3 million of Bilateral Letters of Credit outstanding and the interest rate in effect was 1.75%.
At December 31, 2013, we had $4.8 million in capitalized loan fees, net of accumulated amortization, which is recorded in other noncurrent assets and is being amortized over the life of the agreement.
We recorded interest expense related to this facility of $7.2 million, $1.9 million and $0.1 million for the years ended December 31, 2013, 2012 and 2011, respectively, including amortization of debt issuance costs.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

16.	LONG-TERM DEBT, Continued

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
Upon the initial incurrence of at least $200 million of unsecured debt, Rose Rock will have a one-time option to elect to comply with the ratio of consolidated EBITDA to consolidated cash interest expense and the ratio of consolidated net debt to consolidated EBITDA as detailed above or the following alternative covenants:

•	a minimum ratio of consolidated EBITDA to consolidated cash interest expense at the end of any fiscal quarter, for the immediately preceding four quarter period, of 2.50 to 1.00;

•	a maximum ratio of consolidated net debt to consolidated EBITDA at the end of any fiscal quarter, for the immediately preceding four quarter period, of 5.50 to 1.00; and

•	a maximum ratio of senior secured debt to consolidated EBITDA of 3.50 to 1.00.
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
The credit agreement restricts Rose Rock’s ability to make certain types of payments relating to its units, including the declaration or payment of cash distributions; provided that Rose Rock may make quarterly distributions of available cash so long as no default under the agreement then exists or would result therefrom. The agreement is:

•	guaranteed by all of Rose Rock’s material domestic subsidiaries; and

•	secured by a lien on substantially all of the property and assets of Rose Rock and the guarantors, subject to customary exceptions.
At December 31, 2013, we were in compliance with the terms of the credit agreement.
SemLogistics credit facilities
SemLogistics entered into a credit agreement in December 2010, which included a £15 million term loan and a £15 million revolving credit facility (U.S. $24.7 million each, at the December 31, 2013 exchange rate). This facility was terminated in March 2012.
SemLogistics recorded interest expense of $1.4 million and $1.0 million for the years ended December 31, 2012 and 2011, respectively, including amortization of debt issuance costs.
During February 2011, we entered into three interest swap agreements. The intent of the swaps was to offset a portion of the variability in interest payments due under the term loan. These swaps were terminated in March 2012 with a loss on closure of $0.4 million, including a reclass of $0.3 million from accumulated other comprehensive income to earnings.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

16.	LONG-TERM DEBT, Continued

SemMexico facilities
During 2013, SemMexico renewed a credit agreement that allows SemMexico to borrow up to 56 million Mexican pesos (U.S. $4.3 million at the December 31, 2013 exchange rate) at any time during the term of the facility, which matures in July 2014. Borrowings are unsecured and bear interest at the bank prime rate in Mexico plus 1.7%. At December 31, 2013, there were no outstanding borrowings on this facility.
On June 13, 2012, SemMexico entered into a revolving credit agreement that allows SemMexico to borrow up to 44 million Mexican pesos (U.S. $3.4 million at the December 31, 2013 exchange rate) at any time during the term of the facility, which matures in June 2015. Borrowings are unsecured and bear interest at the bank prime rate in Mexico plus 2.0%. At December 31, 2013, there were no outstanding borrowings on this facility.
During 2011, SemMexico entered into a credit agreement that allowed SemMexico to borrow up to 56 million Mexican pesos (U.S. $4.3 million at the December 31, 2013 exchange rate) at any time during the term of the facility. This facility matured in August 2012. Borrowings were unsecured and bore interest at the bank prime rate in Mexico plus 1.7%.
During 2010, SemMexico entered into a credit agreement that allowed SemMexico to borrow up to 80 million Mexican pesos (U.S. $6.1 million at the December 31, 2013 exchange rate) at any time through June 2011. Borrowings on this facility were required to be repaid with monthly payments through May 2013.
SemMexico also has outstanding letters of credit of 292.8 million Mexican pesos at December 31, 2013 (U.S. $22.4 million). Fees are generally charged on outstanding letters of credit at a rate of 0.5% .
SemMexico recorded interest expense of $0.2 million, $0.4 million and $0.4 million during the years ended December 31, 2013, 2012 and 2011, respectively, related to these facilities.
At December 31, 2013, we were in compliance with the terms of these facilities.
Scheduled principal payments
The following table summarizes the scheduled principal payments as of December 31, 2013 (in thousands). As described above, our credit agreements require accelerated principal payments under certain circumstances. As a result, principal payments may occur earlier than shown in the table below.

	7.50% Senior Unsecured Notes	SemGroup Facility	Rose Rock Facility	SemMexico Facility	Capital Leases	Total
For the year ended:
December 31, 2014	$—	$—	$—	$—	$37	$37
December 31, 2015	—	—	—	—	39	39
December 31, 2016	—	—	—	—	21	21
December 31, 2017	—	—	—	—	15	15
December 31, 2018	—	70,000	245,000	—	13	315,013
Thereafter	300,000	—	—	—	—	300,000
Total	$300,000	$70,000	$245,000	$—	$125	$615,125
Fair value
The fair value of our 7.5% senior unsecured notes was $317 million at December 31, 2013, based on unadjusted, transacted market prices, which is categorized as a Level 1 measurement. We estimate that the fair value of our other long-term debt was not materially different than the recorded values at December 31, 2013. It is our belief that neither the market interest rates nor our credit profile have changed significantly enough to have had a material impact on the fair value of our other debt outstanding at December 31, 2013. This estimate is categorized as a Level 3 measurement.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

17.	COMMITMENTS AND CONTINGENCIES
Bankruptcy matters

(a)	Confirmation order appeals
Luke Oil appeal. On October 21, 2009, Luke Oil Company, C&S Oil/Cross Properties, Inc., Wayne Thomas Oil and Gas and William R. Earnhardt Company (collectively, “Luke Oil”) filed an objection to the Plan of Reorganization “to the extent that the Plan of Reorganization may alter, impair, or otherwise adversely affect Luke Oil’s legal rights or other interests.” On October 28, 2009, the bankruptcy court overruled the Luke Oil objection and entered the confirmation order. On November 6, 2009, Luke Oil filed a Notice of Appeal. On December 23, 2009, Luke Oil’s appeal was docketed in the United States District Court for the District of Delaware. We filed a motion to dismiss the appeal as equitably moot. On May 21, 2012, the District Court entered an order granting our motion to dismiss Luke Oil's appeal of the confirmation order. On June 18, 2012, Luke Oil filed its Notice of Appeal, notifying the District Court and the parties to the lawsuit that it was appealing the decision of the District Court to the United States Court of Appeals for the Third Circuit. On August 27, 2013, the United States Court of Appeals for the Third Circuit issued an opinion, and on September 18, 2013 issued a judgment, reversing the District Court’s dismissal of the confirmation order and remanding the case to the District Court for consideration on the merits of Luke Oil’s appeal of the confirmation order. On January 28, 2014, the parties reached agreement to settle all outstanding disputes. Once the written settlement agreement is finalized and executed, the Appeal will be dismissed and the parties will release each other from all claims and causes of action.

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

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

17.	COMMITMENTS AND CONTINGENCIES, Continued

(c)	Claims reconciliation process
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
In a letter dated August 18, 2011, Blueknight claimed that SemCrude owes Blueknight approximately 141,000 barrels of crude oil. We responded to Blueknight’s letter denying their charges and requesting documentation from Blueknight of its claim. On February 14, 2012, after months of interaction between the parties through which Blueknight was requested to substantiate its claim, Blueknight filed suit against SemCrude and other related companies in the District Court of Oklahoma County, Oklahoma. On May 1, 2012, the case was transferred to Tulsa County, Oklahoma. On July 2, 2012, the Tulsa County District Court appointed a Special Master to review terminal operations accounting records and determine whether 141,000 barrels of crude oil owned by Blueknight is missing after three months of operations in April through June, 2010. On June 11, 2013, the Special Master’s Report was filed with the District Court finding a shortage in Blueknight’s Cushing terminal and Oklahoma pipeline system of 148,000 barrels. However, after a review of all records created during that three month time period, the Special Master was unable to determine how the shortage might have occurred and was unable to determine the ownership of the potential shortage.
We are currently seeking discovery in the District Court of documentation and testimony on the potential cause and the impact, if any, of the shortage found by the Special Master. Blueknight is resisting discovery and has asked for summary judgment against SemCrude and the other defendants for the entire terminal and pipeline system shortage. On February 20, 2014, the Court overruled all requests for summary judgment and ordered Blueknight to allow SemGroup to take further discovery. We will continue to defend our position; however, we cannot predict the outcome.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

17.	COMMITMENTS AND CONTINGENCIES, Continued

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
A water pipeline break occurred at a SemCAMS facility during August 2010. This resulted in a spill of material that was predominantly salt water containing a small amount of hydrocarbons. The incident was investigated by Environment Canada and Alberta Environment. On February 14, 2012, charges were filed against SemCAMS by the Federal Government of Canada (Department of Fisheries) and the Province of Alberta (Alberta Environment) in connection with this incident. On June 4, 2013, the Federal and Provincial Crown Prosecutors submitted a settlement offer consisting of approximately $400 thousand in fines and a guilty plea on two counts. Following negotiation with the prosecutors, on December 23, 2013, SemCAMS appeared in the Alberta Provincial Court and pled guilty to one count under the Fisheries Act and one count under provincial environmental legislation and agreed to pay a fine of $350 thousand (CAD). This matter is now settled.
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
Asset retirement obligations
We will be required to incur significant removal and restoration costs when we retire our natural gas gathering and processing facilities in Canada. We have recorded a liability associated with these obligations, which is reported within other noncurrent liabilities on the consolidated balance sheets. The following table summarizes the changes in this liability from December 31, 2010 through December 31, 2013 (in thousands):

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

17.	COMMITMENTS AND CONTINGENCIES, Continued

Balance at December 31, 2010	$32,884
Accretion	4,114
Payments made	(341)
Currency translation adjustments	(771)
Balance at December 31, 2011	35,886
Accretion	4,554
Payments made	(1,169)
Currency translation adjustments	834
Balance at December 31, 2012	40,105
Accretion	4,752
Payments made	(808)
Currency translation adjustments	(2,864)
Balance at December 31, 2013	$41,185
The December 31, 2013 liability was calculated using the $100.9 million cost we estimate we would incur to retire these facilities, discounted based on our risk-adjusted cost of borrowing and the estimated timing of remediation.
The calculation of the liability for an asset retirement obligation requires the use of significant estimates, including those related to the length of time before the assets will be retired, cost inflation over the assumed life of the assets, actual remediation activities to be required, and the rate at which such obligations should be discounted. Future changes in these estimates could result in material changes in the value of the recorded liability. In addition, future changes in laws or regulations could require us to record additional asset retirement obligations. The $100.9 million estimated cost represents only our proportionate share of the obligations associated with these facilities. An additional $41.7 million of estimated costs are attributable to third-party owners’ proportionate share of the obligations. If an owner fails to perform on its obligations, the other owners (including SemGroup) could be obligated to bear that party’s share of the remediation costs.
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
Operating leases
We have entered into operating lease agreements for office space, office equipment, land, trucks and tank storage. Future minimum payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year at December 31, 2013 are as follows (in thousands):

For year ending:
December 31, 2014	$8,618
December 31, 2015	8,890
December 31, 2016	8,752
December 31, 2017	6,737
December 31, 2018	2,785
Thereafter	6,213
Total future minimum lease payments	$41,995
We recorded lease and rental expenses of $11.4 million, $8.4 million and $9.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

17.	COMMITMENTS AND CONTINGENCIES, Continued

Purchase and sale commitments
We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We account for these commitments as normal purchases and sales, and therefore we do not record assets or liabilities related to these agreements until the product is purchased or sold. At December 31, 2013, such commitments included the following (in thousands):

	Volume (barrels)	Value
Fixed price purchases	337	$30,767
Fixed price sales	397	$38,311
Floating price purchases	14,610	$1,432,982
Floating price sales	15,785	$1,458,312
Certain of the commitments shown in the table above relate to agreements to purchase product from a counterparty and to sell a similar amount of product (in a different location) to the same counterparty. Many of the commitments shown in the table above are cancellable by either party, as long as notice is given within the time frame specified in the agreement (generally 30 to 120 days).
Our SemGas segment has a take or pay contractual obligation related to the fractionation of natural gas liquids. This obligation began in July 2011 and continues through June 2023, subsequent to the extension of the agreement in the second quarter of 2013. At December 31, 2013, approximately $25.8 thousand was due under the contract and the amount of future obligation is approximately $87.3 million. SemGas also enters into contracts under which we are responsible for marketing the majority of the gas and natural gas liquids produced by the counterparties to the agreements. The majority of SemGas’ revenues were generated from such contracts.
See Note 5 for capital commitments related to Glass Mountain Pipeline and the White Cliffs expansion project.

18.	EQUITY
Common stock
Upon emergence from bankruptcy, we issued 40,882,496 shares of common stock. The Plan of Reorganization specified that we were to issue an additional 517,500 shares of common stock in settlement of pre-petition claims. As of December 31, 2013, we have issued 228,309 shares of this stock and will issue the remainder as the process of resolving the claims progresses. The owners’ equity balances on the consolidated balance sheets include the shares that are required to be issued in settlement of pre-petition claims. The shares of common stock reflected on the consolidated balance sheet at December 31, 2013 are summarized below:

Shares issued on Emergence Date	40,882,496
Shares subsequently issued in settlement of pre-petition claims	228,309
Remaining shares required to be issued in settlement of pre-petition claims	289,191
Issuance of shares under employee and director compensation programs (*)	691,570
Shares issued upon exercise of warrants (**)	441,325
Total shares	42,532,891
Par value per share	$0.01
Common stock on December 31, 2013 balance sheet (in thousands)	$425
(*) These shares include 107,988 shares which vested during the year ended December 31, 2013. Of these vested shares, recipients sold back to the Company 8,591 shares to satisfy tax withholding obligations which are being recognized at cost as treasury stock on the consolidated balance sheet.
(**) These shares include 425,618 shares issued during the year ended December 31, 2013.
In addition to the shares in the table above, there are shares of unvested restricted stock outstanding at December 31, 2013. The par value of these shares has not yet been reflected in common stock on the consolidated balance sheet, as these

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

18.	EQUITY, Continued

shares have not yet vested. There are also shares of restricted stock that were returned to treasury upon forfeiture. The par value of these shares is not reflected in the consolidated balance sheet, as no accounting recognition is given to forfeited shares.
The common stock includes Class A and Class B stock. Class A stock is eligible to be listed on an exchange, whereas Class B stock is not. Any share of Class B stock may be converted to Class A at the election of the holder. Both classes of stock have full voting rights. Both classes of stock have a par value of $0.01 per share. The total common stock outstanding at December 31, 2013 and 2012 includes 28,235 shares of Class B stock. The total number of shares authorized for issuance is 90,000,000 shares of Class A stock and 10,000,000 shares of Class B stock.
Warrants
Upon emergence from bankruptcy protection, we issued 1,634,210 warrants. The Plan of Reorganization specified that we were to issue an additional 544,737 warrants in settlement of the pre-petition claims. As of December 31, 2013, we have issued 240,310 of the warrants and will issue the remainder as the process of resolving the claims progresses. Beginning September 2011, the warrants began trading on the New York Stock Exchange under the ticker symbol, SEMGWS. The warrants reflected on the consolidated balance sheet at December 31, 2013 are summarized below:

Warrants issued on Emergence Date	1,634,210
Warrants subsequently issued in settlement of pre-petition claims	240,310
Remaining warrants to be issued in settlement of pre-petition claims	304,427
Warrants exercised	(818,124)
Total warrants at December 31, 2013	1,360,823
Fair value per warrant at December 31, 2013	$42.72
Warrant liability on December 31, 2013 consolidated balance sheet (in thousands)	$58,134
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
Dividends
We began paying a quarterly cash dividend in the second quarter of 2013. The following table sets forth the quarterly dividends per share declared and paid to shareholders for the periods indicated:

Quarter Ending	Dividend Per Share	Date Declared	Date of Record	Date Paid
June 30, 2013	$0.19	May 8, 2013	May 20, 2013	May 30, 2013
September 30, 2013	$0.20	August 8, 2013	August 19, 2013	August 30, 2013
December 31, 2013	$0.21	November 11, 2013	November 22, 2013	December 3, 2013
March 31, 2014	$0.22	February 25, 2014	March 10, 2014	March 20, 2014

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

19.	EARNINGS PER SHARE
The following summarizes the calculation of basic earnings per share for the years ended December 31, 2013, 2012 and 2011 (in thousands, except per share amounts):

	Year Ended December 31, 2013
	Continuing Operations	Discontinued Operations	Net
Income	$65,753	$59	$65,812
less: Income attributable to noncontrolling interest	17,710	—	17,710
Numerator	$48,043	$59	$48,102
Common stock issued and to be issued pursuant to Plan of Reorganization	41,400	41,400	41,400
Weighted average common stock outstanding issued under compensation plans and warrant exercises	939	939	939
Denominator	42,339	42,339	42,339
Basic earnings per share	$1.13	$0.00	$1.14

	Year Ended December 31, 2012
	Continuing Operations	Discontinued Operations	Net
Income	$28,958	$2,939	$31,897
less: Income attributable to noncontrolling interest	9,797	—	9,797
Numerator	$19,161	$2,939	$22,100
Common stock issued and to be issued pursuant to Plan of Reorganization	41,400	41,400	41,400
Weighted average common stock outstanding issued under compensation plans and warrant exercises	539	539	539
Denominator	41,939	41,939	41,939
Basic earnings per share	$0.46	$0.07	$0.53

	Year Ended December 31, 2011
	Continuing Operations	Discontinued Operations	Net
Income (loss)	$12,360	$(9,548)	$2,812
less: Income attributable to noncontrolling interest	435	—	435
Numerator	$11,925	$(9,548)	$2,377
Common stock issued and to be issued pursuant to Plan of Reorganization	41,400	41,400	41,400
Weighted average common stock outstanding issued under compensation plans	240	240	240
Denominator	41,640	41,640	41,640
Basic earnings (loss) per share	$0.29	$(0.23)	$0.06

The following summarizes the calculation of diluted earnings per share for the years ended December 31, 2013, 2012 and 2011 (in thousands, except per share amounts):

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

19.	EARNINGS PER SHARE, Continued

	Year Ended December 31, 2013
	Continuing Operations	Discontinued Operations	Net
Income	$65,753	$59	$65,812
less: Income attributable to noncontrolling interest	17,710	—	17,710
Numerator	$48,043	$59	$48,102
Common stock issued and to be issued pursuant to Plan of Reorganization	41,400	41,400	41,400
Weighted average common stock outstanding issued under compensation plans and warrant exercise	939	939	939
Effect of dilutive securities	307	307	307
Denominator	42,646	42,646	42,646
Diluted earnings per share	$1.13	$0.00	$1.13

	Year Ended December 31, 2012
	Continuing Operations	Discontinued Operations	Net
Income	$28,958	$2,939	$31,897
less: Income attributable to noncontrolling interest	9,797	—	9,797
Numerator	$19,161	$2,939	$22,100
Common stock issued and to be issued pursuant to Plan of Reorganization	41,400	41,400	41,400
Weighted average common stock outstanding issued under compensation plans and warrant exercises	539	539	539
Effect of dilutive securities	315	315	315
Denominator	42,254	42,254	42,254
Diluted earnings per share	$0.45	$0.07	$0.52

	Year Ended December 31, 2011
	Continuing Operations	Discontinued Operations	Net
Income (loss)	$12,360	$(9,548)	$2,812
less: Income attributable to noncontrolling interest	435	—	435
less: Income resulting from change in fair value of warrants	5,012	—	5,012
Numerator	$6,913	$(9,548)	$(2,635)
Common stock issued and to be issued pursuant to Plan of Reorganization	41,400	41,400	41,400
Weighted average common stock outstanding issued under compensation plans	240	240	240
Denominator	41,640	41,640	41,640
Diluted earnings (loss) per share	$0.17	$(0.23)	$(0.06)

For the years ended December 31, 2013 and December 31, 2012, we recorded a loss on the change in the fair value of the warrants; because of this, the warrants did not cause any dilution for that period. For the year ended December 31, 2011, we recorded a gain on the change in the fair value of the warrants of $5.0 million.
On January 1, 2014, we issued 75,942 shares of common stock upon the vesting of certain grants of restricted stock and restricted stock units. These shares are not reflected in the shares of common stock shown in the tables above.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

20.    EQUITY-BASED COMPENSATION
SemGroup Corporation equity awards
We have reserved a total of 2,781,635 shares of common stock for issuance pursuant to employee and director compensation programs. These awards give the recipients the right to receive shares of common stock, once specified service or performance related vesting conditions are met. The awards typically have one year vesting period for non-management directors and three years for employees. We record expense for these awards (and corresponding increases to additional paid-in capital) based on the grant date fair value of the awards. Although these awards are to be settled in shares, we may elect to give participants the option of settling a portion of the awards in cash, to meet statutory minimum tax withholding requirements. The activity related to these awards is summarized below:

	Unvested Shares	Average Grant Date Fair Value(*)
Outstanding at December 31, 2010	502,902	$25.00
Awards granted - 2011 (**)	173,982	$28.90
Awards vested - 2011	(201,361)	$25.00
Awards forfeited - 2011	(65,017)	$25.36
Outstanding at December 31, 2011	410,506	$26.59
Awards granted - 2012 (**)	246,432	$27.81
Awards vested - 2012	(162,986)	$25.20
Award forfeited - 2012	(43,400)	$27.74
Outstanding at December 31, 2012	450,552	$26.87
Awards granted - 2013 (**)	201,451	$52.78
Awards vested - 2013	(107,988)	$25.71
Award forfeited - 2013	(13,412)	$32.36
Outstanding at December 31, 2013	530,603	$36.80

(*)
The grant date fair value of awards issued prior to our listing on the New York Stock Exchange was estimated at $25 per share, which was the per share reorganization value of the Company. Subsequent to our listing, the grant date fair value is determined based on the closing price on the New York Stock Exchange on the date of issue.

(**)
For certain of the awards granted in 2013, 2012 and 2011, the number of shares that will vest is contingent upon our achievement of certain specified targets. Awards with performance conditions are valued based on the grant date closing price on the New York Stock Exchange assuming that 100% of the awards will vest. Awards with market conditions are valued using Monte Carlo simulations. Market awards issued in 2013 were valued using blended volatility of 28.9%, comprised of 50% historical volatility and 50% implied volatility and a risk-free rate based on the three-year United States Treasury spot rate on the grant date. If we meet the specified maximum targets, approximately 74 thousand, 41 thousand and 26 thousand additional shares could vest related to the 2013, 2012 and 2011 awards, respectively.

The following table, which includes potential shares from specified targets, assuming maximum achievement (as discussed above), summarizes the scheduled vesting of awards that have been granted as of December 31, 2013:

Year ended December 31, 2014	165,980	shares
Year ended December 31, 2015	244,912	shares
Year ended December 31, 2016	260,898	shares
During the month of January 2014, 75,942 of these awards vested.
The awards may be subject to accelerated vesting in the event of involuntary terminations.
The holders of certain restricted stock awards granted prior to 2013 are entitled to equivalent dividends (“UDs”) to be received upon vesting of the restricted stock awards. The dividends will be settled in common shares based on the market price of our Class A shares as of the close of business on the vesting date. The UDs are subject to the same forfeiture and acceleration conditions as the associated restricted stock awards. At December 31, 2013, the value of the UDs related to

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

20.	EQUITY-BASED COMPENSATION, Continued

unvested restricted stock awards was approximately $120 thousand. This is equivalent to 1,839 Class A shares based on the year end close of business market price of our Class A shares of $65.23 per share. Dividends related to the 2013 restricted stock awards will be settled in cash upon vesting.
Compensation costs expensed for the years ended December 31, 2013, 2012 and 2011 were $6.5 million, $6.2 million and $5.4 million, respectively. As of December 31, 2013, there was $10.3 million of total unrecognized compensation cost related to our nonvested awards, which is expected to be recognized over a weighted-average period of 17 months.
Rose Rock Midstream L.P. equity-based compensation
Certain of our employees who support Rose Rock participate in Rose Rock's equity-based compensation program. Awards under this program generally represent awards of restricted common units representing limited partner interests of Rose Rock, which are typically subject to three year vesting periods. Vesting of these awards dilutes our ownership interest and requires additional equity contributions to Rose Rock to maintain our 2% general partner interest.  The activity related to these awards is summarized below:

	Unvested Units	Average Grant Date Fair Value
Outstanding at December 31, 2011	—	$—
Awards granted - 2012	46,069	$21.97
Awards vested - 2012	—	$—
Awards forfeited - 2012	(2,109)	$20.60
Outstanding at December 31, 2012	43,960	$21.91
Awards granted - 2013	49,104	$34.41
Awards vested - 2013	(9,333)	$27.25
Awards forfeited - 2013	(783)	$34.40
Outstanding at December 31, 2013	82,948	$28.59
The following table summarizes the scheduled vesting of awards that have been granted as of December 31, 2013:

Year ended December 31, 2014	5,712	common units
Year ended December 31, 2015	34,627	common units
Year ended December 31, 2016	42,609	common units
Expense of $0.8 million and $0.3 million related to these awards was recorded for the years ended December 31, 2013 and 2012, respectively, and represents an increase in noncontrolling interests in consolidated subsidiaries.  As of December 31, 2013, there was $1.5 million of total unrecognized compensation cost related to the nonvested awards, which is expected to be recognized over a weighted-average period of 19 months.
The holders of certain of these restricted unit awards granted prior to 2013 are entitled to equivalent distributions (“Unvested Unit Distributions” or “UUD’s”) to be received upon vesting of the restricted unit awards. The distributions will be settled in common units based on the market price of Rose Rock's limited partner common units as of the close of business on the vesting date. The UUD’s are subject to the same forfeiture and acceleration conditions as the associated restricted units. For the year ended December 31, 2013, 406 UUDs were issued upon the vesting of these restricted units. At December 31, 2013, the value of the UUD’s was approximately $101 thousand. This is equivalent to approximately 2,617 common units based on the year end close of business market price of Rose Rock's common units of $38.70 per unit. Holders of restricted units granted in 2013 are entitled to received distributions made during the vesting period in cash upon vesting.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

20.	EQUITY-BASED COMPENSATION, Continued

Retention Awards
During June 2010, we granted retention awards to certain officers and employees, which were scheduled to vest in December 2011, contingent on the continued service of the recipients. Each award had a specified value that was payable either in cash or in shares of SemGroup stock.
We recorded $2.4 million of expense during 2011 related to these retention awards. Upon vesting during 2011, we settled awards with a value of $1.2 million by paying cash, and we settled awards with a value of $3.2 million by issuing 125,212 shares of common stock.

21.	EMPLOYEE BENEFIT PLANS
Defined contribution plans
We sponsor defined contribution retirement plans in which the majority of employees are eligible to participate. Our contributions to the defined contribution plans were $1.1 million, $0.9 million, and $1.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Pension plans
We sponsor a defined benefit pension plan and a supplemental defined benefit pension plan (collectively, the “Pension Plans”) for certain employees of the SemCAMS segment hired before June 30, 2001. The following table shows the projected benefit obligations and plan assets of the Pension Plans (in thousands):

	December 31, 2013	December 31, 2012
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$28,357	$26,767
Service cost	577	596
Interest cost	1,047	1,134
Actuarial (gains) losses	(3,022)	1,436
Benefits paid	(968)	(2,193)
Currency translation adjustment	(1,955)	617
Projected benefit obligation at end of year	24,036	28,357
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	22,727	21,008
Employer contributions	1,144	1,297
Actual return on plan assets	4,397	2,123
Benefits paid	(968)	(2,193)
Currency translation adjustment	(1,718)	492
Fair value of plan assets at end of year	25,582	22,727
Funded status:	$1,546	$(5,630)
Accumulated benefit obligation at end of year	$22,687	$26,725
The following table sets forth the assumptions used to determine the projected benefit obligation of the Pension Plans for the periods indicated:

	Year Ended December 31, 2013	Year Ended December 31, 2012
Discount rate	4.70%	3.90%
Compensation increase rate	3.50%	3.50%

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

21.	EMPLOYEE BENEFIT PLANS, Continued

We recorded other noncurrent assets of $1.5 million at December 31, 2013, and other noncurrent liabilities of $5.6 million at December 31, 2012, to reflect the funded status of the Pension Plans. We recorded changes in the funded status of the Pension Plans to other comprehensive income (loss), net of income taxes. These amounts were a gain of $4.8 million for the year ended December 31, 2013 and losses of $0.4 million and $1.7 million for the years ended December 31, 2012, and 2011, respectively.
The following table summarizes the components of the net periodic benefit cost related to the Pension Plans (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Service cost	$577	$596	$742
Interest cost	1,047	1,134	1,494
Expected return on plan assets	(1,298)	(1,263)	(1,585)
Settlement loss	—	(55)	703
Other	186	118	—
Net periodic benefit cost	$512	$530	$1,354
The following table sets forth the assumptions used to determine net periodic benefit cost related to the Pension Plans for the periods indicated:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Discount rate	3.90%	4.25%	5.25%
Expected long-term rate of return on plan assets	6.00%	6.00%	6.75%
Compensation increase rate	3.50%	3.50%	3.50%
The expected return on plan assets is determined annually based upon a review of the historical returns experienced, combined with the general economic industry outlook.
We estimate that benefit payments from the Pension Plans will be as follows for the years 2014 – 2023 (in thousands):

Year	Estimated Benefit Payments
2014	$1,636
2015	$1,826
2016	$1,999
2017	$2,039
2018	$1,808
2019 - 2023	$8,732
We estimate that we will make contributions of $1.0 million to the Pension Plans during the year ended December 31, 2014.
Substantially all of the plan’s assets are invested in pooled funds that hold highly-liquid securities. The value of each share of a pooled fund is calculated based on the quoted market prices of the assets held by the fund. The following table shows the value of each category of plan assets at December 31, 2013 and 2012 and the target investment allocation under our investment policy at December 31, 2013:

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

21.	EMPLOYEE BENEFIT PLANS, Continued

	Asset Value at December 31, 2013 (in thousands)	Asset Value at December 31, 2012 (in thousands)	Actual Allocation at December 31, 2013	Normal Allocation Per Investment Policy	Minimum Allocation Per Investment Policy	Maximum Allocation Per Investment Policy
Cash and cash equivalents	$171	$—	0.7%	—%	0.0%	10.0%
Pooled funds—fixed income	8,381	8,018	32.8%	40.0%	32.5%	47.5%
Pooled funds—Canadian equities	8,324	7,391	32.5%	30.0%	22.5%	37.5%
Pooled funds—non-Canadian equities	8,706	7,318	34.0%	30.0%	22.5%	37.5%
Total	$25,582	$22,727
Our investment policy for plan assets permits investments in a wide variety of assets, including certain types of derivatives. Our policy prohibits investments of plan assets in certain types of assets, including commodities, mineral rights and collectibles. Our investment policy requires us to maintain an investment allocation within the ranges shown in the table above, and also contains more specific requirements that are designed to achieve an appropriate level of diversification.
The following information discloses the fair values of our Pension Plan assets, by asset category, for the periods indicated (in thousands):

	December 31, 2013			December 31, 2012
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$171	$—	$—	$—	$—	$—
Fixed income mutual funds (a)	—	8,381	—	—	8,018	—
Equity mutual funds (a)	—	17,030	—	—	14,709	—
Total	$171	$25,411	$—	$—	$22,727	$—
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
Retiree medical plan
We sponsor an unfunded, post-employment health benefit plan (the “Health Plan”) for certain employees of the SemCAMS segment. The projected benefit obligation related to the Health Plan was $1.6 million at December 31, 2013 and $1.8 million at December 31, 2012, and is reported within other noncurrent liabilities on the consolidated balance sheets.
Termination benefits
The laws in Canada, the United Kingdom and Mexico require us to pay certain benefits to employees if their employment is terminated without cause. We recorded $0.4 million of expense during 2011 for termination benefits related to the wind-down of certain operations of SemCanada Crude.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

22.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents changes in the components of accumulated other comprehensive income (loss) (in thousands):

	Currency Translation	Employee Benefit Plans	Interest Rate Swaps	Total
Balance, December 31, 2010	$2,295	$(1,180)	$—	$1,115
Currency translation adjustment	(13,075)	—	—	(13,075)
Changes related to interest rate swaps, net of income tax benefit of $74	—	—	(284)	(284)
Changes related to benefit plans, net of income tax benefit of $553	—	(1,631)	—	(1,631)
Balance, December 31, 2011	(10,780)	(2,811)	(284)	(13,875)
Currency translation adjustment, net of income tax expense of $1,168	12,635	—	—	12,635
Settlement of interest rate swaps	—	—	284	284
Changes related to benefit plans, net of income tax benefit of $117	—	(343)	—	(343)
Balance, December 31, 2012	1,855	(3,154)	—	(1,299)
Currency translation adjustment, net of income tax benefit of $3,993	(6,363)	—	—	(6,363)
Changes related to benefit plans, net of income tax expense of $1,603	—	4,808	—	4,808
Balance, December 31, 2013	$(4,508)	$1,654	$—	$(2,854)

23.    SUPPLEMENTAL CASH FLOW INFORMATION
Operating assets and liabilities
The following table summarizes the changes in the components of operating assets and liabilities (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Decrease (increase) in restricted cash	$29,467	$4,907	$25,827
Decrease (increase) in accounts receivable	11,172	(129,102)	28,568
Decrease (increase) in receivable from affiliates	(61,095)	230	(6,071)
Decrease (increase) in inventories	(11,352)	(936)	(8,908)
Decrease (increase) in derivatives and margin deposits	1,012	(1,245)	14,287
Decrease (increase) in other current assets	9,361	4,197	(7,214)
Decrease (increase) in other assets	137	2,467	(1,874)
Increase (decrease) in accounts payable and accrued liabilities	31,030	114,776	(9,446)
Increase (decrease) in payable to affiliates	62,279	(6,871)	6,614
Increase (decrease) in payables to pre-petition creditors	(29,609)	(5,206)	(34,490)
Increase (decrease) in other noncurrent liabilities	(2,541)	2,500	4,115
	$39,861	$(14,283)	$11,408

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

23.	SUPPLEMENTAL CASH FLOW INFORMATION, Continued

Non-cash transactions
On November 1, 2011, we contributed certain assets and liabilities to NGL Energy in return for cash and ownership interests in NGL Energy and its general partner. The assets and liabilities we contributed are summarized in Note 7.
In 2013, we recorded a $180.2 million reduction to noncontrolling interests in consolidated subsidiaries and an offsetting increase to additional paid-in capital of $112.9 million (net of tax impact of $67.3 million). This non-cash entry represents the portion of the proceeds in excess of historical cost which were attributed to Rose Rock's third-party unitholders related to Rose Rock's purchase of a two-thirds interest in SCPL (Note 4).
During the year ended December 31, 2013, we issued 425,618 shares of Class A common stock related to the exercise of warrants resulting in the non-cash reclassification of $21.4 million from other noncurrent liabilities to common stock and additional paid-in capital. Cash proceeds of $0.2 million were received in connection with the warrant exercises.
Other supplemental disclosures
We paid cash for interest totaling $23.9 million, $8.0 million and $32.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.
We paid cash for income taxes (net of refunds received) in the amount of $13.9 million, $11.4 million and $10.1 million during the years ended December 31, 2013, 2012 and 2011, respectively.
We accrued $10.1 million, $1.6 million and $4.0 million at December 31, 2013, 2012 and 2011, respectively, for purchases of property, plant and equipment.

24.    QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized information on our consolidated results of operations for the quarters during the year ended December 31, 2013 is shown below (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$287,696	$324,244	$357,748	$457,328	$1,427,016
Loss (gain) on disposal of long-lived assets, net	(162)	(376)	408	(109)	(239)
Other operating costs and expenses	282,813	312,103	344,979	448,796	1,388,691
Total expenses	282,651	311,727	345,387	448,687	1,388,452
Earnings from equity method investments	17,345	14,861	7,483	12,788	52,477
Gain on issuance of common units by equity method investee	—	—	—	26,873	26,873
Operating income	22,390	27,378	19,844	48,302	117,914
Other expenses, net	27,862	10,613	13,294	17,646	69,415
Income (loss) from continuing operations before income taxes	(5,472)	16,765	6,550	30,656	48,499
Income tax expense (benefit)	(54,006)	9,288	3,413	24,051	(17,254)
Income from continuing operations	48,534	7,477	3,137	6,605	65,753
Income (loss) from discontinued operations, net of income taxes	32	35	(2)	(6)	59
Net income	48,566	7,512	3,135	6,599	65,812
Less: net income attributable to noncontrolling interests	5,143	3,943	5,054	3,319	17,710
Net income (loss) attributable to SemGroup	$43,423	$3,569	$(1,919)	$3,280	$48,102
Earnings (loss) per share—basic	$1.03	$0.08	$(0.05)	$0.08	$1.14
Earnings (loss) per share—diluted	$1.03	$0.08	$(0.05)	$0.08	$1.13

Summarized information on our consolidated results of operations for the quarters during the year ended December 31, 2012 is shown below (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$312,031	$331,777	$277,852	$315,837	$1,237,497
Loss (gain) on disposal of long-lived assets, net	—	119	(3,615)	(35)	(3,531)
Other operating costs and expenses	311,067	330,768	270,958	306,920	1,219,713
Total expenses	311,067	330,887	267,343	306,885	1,216,182
Earnings from equity method investments	7,498	12,289	3,116	13,133	36,036
Operating income	8,462	13,179	13,625	22,085	57,351
Other expenses, net	7,616	5,587	11,701	5,567	30,471
Income from continuing operations before income taxes	846	7,592	1,924	16,518	26,880
Income tax expense (benefit)	(1,012)	(92)	2,092	(3,066)	(2,078)
Income (loss) from continuing operations	1,858	7,684	(168)	19,584	28,958
Income (loss) from discontinued operations, net of income taxes	252	(441)	(264)	3,392	2,939
Net income (loss)	2,110	7,243	(432)	22,976	31,897
Less: net income attributable to noncontrolling interests	3,483	2,096	2,336	1,882	9,797
Net income (loss) attributable to SemGroup	$(1,373)	$5,147	$(2,768)	$21,094	$22,100
Earnings (loss) per share—basic	$(0.03)	$0.12	$(0.07)	$0.50	$0.53
Earnings (loss) per share—diluted	$(0.03)	$0.12	$(0.07)	$0.50	$0.52
In the third quarter of 2012, we classified SemStream Arizona's residential business as discontinued operations. Prior periods were recast to reflect the discontinued operations classification. See Notes 7 and 8 for additional information.

25.    RELATED PARTY TRANSACTIONS
NGL Energy
As described in Note 5, we own interests in NGL Energy, which we account for under the equity method.
During the years ended December 31, 2013, 2012 and 2011 we purchased condensate and propane from and sold natural gas liquids to NGL Energy. During the years ended December 31, 2013, 2012 and 2011 we received payments from NGL Energy for transition services and certain on-going services. The amounts were as follows for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Revenues	$103,203	$58,643	$9,708
Purchases	$15,255	$42,741	$11,270
Reimbursements from NGL Energy for services	$198	$575	$346

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

25.	RELATED PARTY TRANSACTIONS, Continued

High Sierra Crude Oil and Marketing, LLC
We generated revenues from High Sierra Crude Oil and Marketing, LLC ("High Sierra"), which is a subsidiary of NGL Energy, of $132.8 million and $42.6 million for the years ended December 31, 2013 and 2012, respectively. Purchases from High Sierra were $102.2 million and $44.4 million for the years ended December 31, 2013 and 2012, respectively. Transactions with High Sierra primarily relate to transportation and marketing of crude oil and condensate. In accordance with ASC 845-10-15, these transactions were reported as revenue on a net basis in our consolidated statements of operations and comprehensive income (loss) as the purchases of inventory and subsequent sales of the inventory were with the same counterparty.
White Cliffs
We generated approximately $2.9 million, $2.5 million and $2.2 million of revenue from services we provided to White Cliffs during the years ended December 31, 2013, 2012 and 2011, respectively.
Glass Mountain
As described in Note 5, in April 2012, we formed a joint venture, Glass Mountain, to construct, maintain and operate a 210-mile crude oil pipeline system originating in Alva and Arnett, Oklahoma and terminating at Cushing, Oklahoma. In connection with the pipeline project, Glass Mountain entered into a Pipeline Construction Management Agreement with Glass Mountain Holding, LLC (“GMH”), a wholly-owned subsidiary of SemGroup. The Pipeline Construction Management Agreement appoints GMH as construction manager of the pipeline project for which GMH received $0.9 million prorated over the period of construction. For the years ended December 31, 2013 and 2012, Glass Mountain paid $0.5 million and $0.4 million, respectively, to GMH pursuant to this agreement.

Gavilon, LLC
In December 2013, our equity method investee, NGL Energy, announced the acquisition of Gavilon, LLC ("Gavilon"). Through the acquisition, NGL Energy acquired the 50% interest in Glass Mountain held by Gavilon. We generated sales to Gavilon of $560.4 million for the year ended December 31, 2013. Purchases from Gavilon were $552.1 million for the year ended December 31, 2013. Transactions with Gavilon primarily relate to leased storage and transportation services of crude oil, including buy/sell transactions. In accordance with ASC 845-10-15, buy/sell transactions were reported as revenue on a net basis in our consolidated statements of operations and comprehensive income (loss) as the purchases of inventory and subsequent sales of the inventory were with the same counterparty.
Legal Services
The law firm of Conner & Winters, LLP, of which Mark D. Berman is a partner, performs legal services for us. Mr. Berman is the spouse of Candice L. Cheeseman, General Counsel and Secretary. Mr. Berman does not perform any legal services for us. SemGroup paid $1.9 million, $1.7 million and $1.8 million in legal fees and related expenses to this law firm during the years ended December 31, 2013, 2012 and 2011, respectively (of which $0.2 million, $0.1 million and $0.2 million was paid by White Cliffs, respectively).

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

26.    CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS

On June 14, 2013, we completed an offering of $300 million of 7.50% senior unsecured notes due 2021 (the “Notes”) to certain initial purchasers for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons outside the United States pursuant to Regulation S of the Securities Act. The Notes are guaranteed by certain of our subsidiaries as follows: SemGas, L.P., SemCanada, L.P., SemCanada II, L.P., SemMaterials, L.P., SemGroup Europe Holding, L.L.C., SemOperating G.P., L.L.C., SemMexico, L.L.C., SemDevelopment, L.L.C., Rose Rock Midstream Holdings, LLC, Wattenberg Holding, LLC, Glass Mountain Holding, LLC and Mid-America Midstream Gas Services, L.L.C. (collectively, the "Guarantors").
In accordance with a Registration Rights Agreement, in December 2013 the Company filed a registration statement with the SEC, which was declared effective on January 2, 2014, so that holders of the Notes could exchange the Notes and related guarantees for registered notes (the "Exchange Notes") and guarantees that have substantially identical terms as the Notes and related guarantees. An exchange offer was commenced on January 3, 2014 and expired on February 4, 2014. All of the Notes were exchanged. The guarantees of the Exchange Notes are full and unconditional and constitute the joint and several obligations of the Guarantors.
Each of the Guarantors is 100% owned by SemGroup Corporation (the "Parent"). There are no significant restrictions upon the ability of the Parent or any of the Guarantors to obtain funds from its respective subsidiaries by dividend or loan. None of the assets of the Guarantors represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act.
Condensed consolidating financial statements for the Parent, the Guarantors and non-guarantors as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 is as follows (in thousands).
Intercompany receivable and payable balances, including notes receivable and payable, are capital transactions primarily to facilitate the capital needs of our subsidiaries. As such, subsidiary intercompany balances have been reported as a reduction to equity on the condensed consolidating Guarantor balance sheets. The Parent's net intercompany balance, including note receivable, and investments in subsidiaries have been reported in equity method investments on the condensed consolidating Guarantor balance sheets. Intercompany transactions, such as daily cash management activities, have been reported as financing activities within the condensed consolidating Guarantor statements of cash flows. Quarterly cash distributions from Rose Rock representing a return on capital have been included in the Parent's cash flows from operations. Dispositions of the Parent's investments in subsidiaries have been treated as investing activities in the cash flow statement, consistent with the presentation of investments in subsidiaries as equity method investments. These balances are eliminated through consolidating adjustments below.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

26.    CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Balance Sheets

	December 31, 2013
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$2,545	$—	$78,364	$(1,558)	$79,351
Restricted cash	3,851	—	1,268	—	5,119
Accounts receivable	649	14,642	308,674	—	323,965
Receivable from affiliates	1,519	14,063	56,040	(4,349)	67,273
Inventories	—	1,046	43,249	—	44,295
Other current assets	8,712	193	5,106	—	14,011
Total current assets	17,276	29,944	492,701	(5,907)	534,014
Property, plant and equipment	4,114	366,067	735,547	—	1,105,728
Equity method investments	1,511,922	461,056	159,321	(1,567,175)	565,124
Goodwill	—	23,839	38,182	—	62,021
Other intangible assets	31	163,144	11,663	—	174,838
Other noncurrent assets, net	15,263	1,302	12,324	—	28,889
Total assets	$1,548,606	$1,045,352	$1,449,738	$(1,573,082)	$2,470,614
LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$1,172	$24,234	$229,061	$—	$254,467
Payable to affiliates	17	115	67,062	(4,915)	62,279
Accrued liabilities	10,072	17,341	56,011	5	83,429
Payables to pre-petition creditors	3,124	—	53	—	3,177
Deferred revenue	—	—	25,538	—	25,538
Other current liabilities	61,875	715	7,697	—	70,287
Current portion of long-term debt	—	—	37	—	37
Total current liabilities	76,260	42,405	385,459	(4,910)	499,214
Long-term debt	370,000	—	245,088	—	615,088
Deferred income taxes	48,436	—	52,509	—	100,945
Other noncurrent liabilities	8	—	41,496	—	41,504
Commitments and contingencies
Owners’ equity excluding noncontrolling interests in consolidated subsidiaries	1,053,902	1,002,947	565,225	(1,568,172)	1,053,902
Noncontrolling interests in consolidated subsidiaries	—	—	159,961	—	159,961
Total owners’ equity	1,053,902	1,002,947	725,186	(1,568,172)	1,213,863
Total liabilities and owners’ equity	$1,548,606	$1,045,352	$1,449,738	$(1,573,082)	$2,470,614

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

26.    CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

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

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

26.    CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Statements of Operations

	Year Ended December 31, 2013
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$224,072	$944,984	$(23,952)	$1,145,104
Service	—	3,868	136,330	—	140,198
Other	—	—	141,714	—	141,714
Total revenues	—	227,940	1,223,028	(23,952)	1,427,016
Expenses:					—
Costs of products sold, exclusive of depreciation and amortization shown below	—	166,735	877,317	(23,952)	1,020,100
Operating	—	19,541	204,044	—	223,585
General and administrative	21,560	9,437	47,600	—	78,597
Depreciation and amortization	2,001	14,452	49,956	—	66,409
Loss (gain) loss on disposal of long-lived assets, net	—	668	(907)	—	(239)
Total expenses	23,561	210,833	1,178,010	(23,952)	1,388,452
Earnings from equity method investments	67,965	54,995	44,203	(114,686)	52,477
Gain on issuance of common units by equity method investee	26,873	—	—	—	26,873
Operating income	71,277	72,102	89,221	(114,686)	117,914
Other expenses (income):					—
Interest expense	4,826	9,781	15,947	(5,412)	25,142
Foreign currency transaction loss (gain)	—	—	(1,633)	—	(1,633)
Other expense (income), net	40,928	—	(434)	5,412	45,906
Total other expenses, net	45,754	9,781	13,880	—	69,415
Income from continuing operations before income taxes	25,523	62,321	75,341	(114,686)	48,499
Income tax expense (benefit)	(22,579)	—	5,325	—	(17,254)
Income from continuing operations	48,102	62,321	70,016	(114,686)	65,753
Income (loss) from discontinued operations, net of income taxes	—	65	(6)	—	59
Net income	48,102	62,386	70,010	(114,686)	65,812
Less: net income attributable to noncontrolling interests	—	—	17,710	—	17,710
Net income attributable to SemGroup	$48,102	$62,386	$52,300	$(114,686)	$48,102
Net income	$48,102	$62,386	$70,010	$(114,686)	$65,812
Other comprehensive loss, net of income taxes	(1,517)	—	(38)	—	(1,555)
Comprehensive income	46,585	62,386	69,972	(114,686)	64,257
Less: comprehensive income attributable to noncontrolling interests	—	—	17,710	—	17,710
Comprehensive income attributable to SemGroup	$46,585	$62,386	$52,262	$(114,686)	$46,547

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

26.    CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Year Ended December 31, 2012
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$123,424	$840,892	$(10,578)	$953,738
Service	—	1,198	116,523	—	117,721
Other	—	387	165,651	—	166,038
Total revenues	—	125,009	1,123,066	(10,578)	1,237,497
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	98,224	787,239	(10,578)	874,885
Operating	—	12,719	211,981	—	224,700
General and administrative	22,105	8,360	41,453	—	71,918
Depreciation and amortization	2,496	6,448	39,266	—	48,210
(Gain) loss on disposal of long-lived assets, net	—	276	(3,807)	—	(3,531)
Total expenses	24,601	126,027	1,076,132	(10,578)	1,216,182
Earnings from equity method investments	66,671	85,330	36,439	(152,404)	36,036
Operating income	42,070	84,312	83,373	(152,404)	57,351
Other expenses (income):
Interest expense	3,942	(240)	11,056	(5,856)	8,902
Foreign currency transaction loss	—	—	298	—	298
Other expense (income), net	15,698	(21)	(262)	5,856	21,271
Total other expenses (income), net	19,640	(261)	11,092	—	30,471
Income from continuing operations before income taxes	22,430	84,573	72,281	(152,404)	26,880
Income tax expense (benefit)	334	—	(2,412)	—	(2,078)
Income from continuing operations	22,096	84,573	74,693	(152,404)	28,958
Income (loss) from discontinued operations, net of income taxes	4	(17)	2,952	—	2,939
Net income	22,100	84,556	77,645	(152,404)	31,897
Less: net income attributable to noncontrolling interests	—	—	9,797	—	9,797
Net income attributable to SemGroup	$22,100	$84,556	$67,848	$(152,404)	$22,100
Net income	$22,100	$84,556	$77,645	$(152,404)	$31,897
Other comprehensive income, net of income taxes	917	—	11,659	—	12,576
Comprehensive income	23,017	84,556	89,304	(152,404)	44,473
Less: comprehensive income attributable to noncontrolling interests	—	—	9,797	—	9,797
Comprehensive income attributable to SemGroup	$23,017	$84,556	$79,507	$(152,404)	$34,676

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

26.    CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Year Ended December 31, 2011
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$712,724	$609,870	$(85,281)	$1,237,313
Service	—	2,778	120,567	—	123,345
Other	—	311	104,277	—	104,588
Total revenues	—	715,813	834,714	(85,281)	1,465,246
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	673,927	555,793	(85,281)	1,144,439
Operating	—	14,594	140,447	—	155,041
General and administrative	15,564	13,854	46,029	—	75,447
Depreciation and amortization	2,930	8,892	38,001	—	49,823
(Gain) loss on disposal of long-lived assets, net	1,605	(46,139)	44,835	—	301
Total expenses	20,099	665,128	825,105	(85,281)	1,425,051
Earnings (losses) from equity method investments	32,096	(20,736)	15,004	(11,360)	15,004
Operating income	11,997	29,949	24,613	(11,360)	55,199
Other expenses (income):
Interest expense	24,352	19,498	21,157	(4,869)	60,138
Foreign currency transaction loss (gain)	—	39	(3,489)	—	(3,450)
Other (income) expense, net	(12,141)	(2,150)	(2,117)	4,869	(11,539)
Total other expenses, net	12,211	17,387	15,551	—	45,149
Income (loss) from continuing operations before income taxes	(214)	12,562	9,062	(11,360)	10,050
Income tax (benefit) expense	(2,485)	—	175	—	(2,310)
Income from continuing operations	2,271	12,562	8,887	(11,360)	12,360
Income (loss) from discontinued operations, net of income taxes	106	28	(9,682)	—	(9,548)
Net income (loss)	2,377	12,590	(795)	(11,360)	2,812
Less: net income attributable to noncontrolling interests	—	—	435	—	435
Net income (loss) attributable to SemGroup	$2,377	$12,590	$(1,230)	$(11,360)	$2,377
Net income (loss)	$2,377	$12,590	$(795)	$(11,360)	$2,812
Other comprehensive loss, net of income taxes	(1,853)	—	(13,137)	—	(14,990)
Comprehensive income (loss)	524	12,590	(13,932)	(11,360)	(12,178)
Less: comprehensive income attributable to noncontrolling interests	—	—	435	—	435
Comprehensive income (loss) attributable to SemGroup	$524	$12,590	$(14,367)	$(11,360)	$(12,613)

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

26.    CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Statements of Cash Flows

	Year Ended December 31, 2013
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$20,130	$24,642	$148,872	$(20,235)	$173,409
Cash flows from investing activities:
Capital expenditures	(734)	(123,246)	(91,629)	—	(215,609)
Proceeds from sale of long-lived assets	23	19	1,237	—	1,279
Investments in non-consolidated subsidiaries	(18,775)	(57,850)	(97,243)	—	(173,868)
Payments to acquire businesses	—	(313,487)	(48,969)	—	(362,456)
Proceeds from the sale of interest in SemCrude Pipeline, L.L.C. to Rose Rock Midstream, L.P.	362,600	—	—	(362,600)	—
Distributions in excess of equity in earnings of affiliates	—	—	12,246	—	12,246
Net cash provided by (used in) investing activities	343,114	(494,564)	(224,358)	(362,600)	(738,408)
Cash flows from financing activities:
Debt issuance costs	(10,866)	—	(4,070)	—	(14,936)
Borrowings on debt	706,000	—	562,474	—	1,268,474
Principal payments on debt and other obligations	(537,500)	—	(321,912)	—	(859,412)
Proceeds from issuance of Rose Rock Midstream, L.P. common units, net of offering costs	—	—	210,226	—	210,226
Distributions to noncontrolling interests	—	—	(17,647)	—	(17,647)
Proceeds from warrant exercises	225	—	—	—	225
Repurchase of common stock	(371)	—	—	—	(371)
Dividends paid	(25,429)	—	—	—	(25,429)
Intercompany borrowings (advances), net	(511,881)	469,922	(342,256)	384,215	—
Net cash provided by (used in) financing activities	(379,822)	469,922	86,815	384,215	561,130
Effect of exchange rate changes on cash and cash equivalents	—	—	3,191	—	3,191
Change in cash and cash equivalents	(16,578)	—	14,520	1,380	(678)
Cash and cash equivalents at beginning of period	19,123	—	63,844	(2,938)	80,029
Cash and cash equivalents at end of period	$2,545	$—	$78,364	$(1,558)	$79,351

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

26.    CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Year Ended December 31, 2012
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(4,535)	$6,236	$93,534	$(15,593)	$79,642
Cash flows from investing activities:
Capital expenditures	(1,977)	(59,317)	(58,025)	—	(119,319)
Proceeds from sale of long-lived assets	19	(202)	2,824	—	2,641
Investments in non-consolidated subsidiaries	(1,740)	(74,434)	(2,079)	—	(78,253)
Proceeds from the sale of non-consolidated affiliate	—	—	3,500	—	3,500
Proceeds from the sale of SemStream assets	12,250	—	—	—	12,250
Distributions in excess of equity in earnings of affiliates	9,218	—	8,072	—	17,290
Net cash provided by (used in) investing activities	17,770	(133,953)	(45,708)	—	(161,891)
Cash flows from financing activities:
Debt issuance costs	(455)	—	(252)	—	(707)
Borrowings on credit facilities	318,000	—	—	—	318,000
Principal payments on credit facilities and other obligations	(194,000)	—	(28,066)	—	(222,066)
Distributions to noncontrolling interests	—	—	(8,502)	—	(8,502)
Repurchase of common stock	(242)	—	—	—	(242)
Intercompany borrowings (advances), net	(117,526)	127,717	(25,608)	15,417	—
Net cash provided by (used in) financing activities	5,777	127,717	(62,428)	15,417	86,483
Effect of exchange rate changes on cash and cash equivalents	—	—	(610)	—	(610)
Change in cash and cash equivalents	19,012	—	(15,212)	(176)	3,624
Change in cash and cash equivalents included in discontinued operations	—	—	2,792	—	2,792
Change in cash and cash equivalents from continuing operations	19,012	—	(12,420)	(176)	6,416
Cash and cash equivalents at beginning of period	111	—	76,264	(2,762)	73,613
Cash and cash equivalents at end of period	$19,123	$—	$63,844	$(2,938)	$80,029

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

26.    CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Year Ended December 31, 2011
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$6,817	$44,957	$17,004	$5,263	$74,041
Cash flows from investing activities:
Capital expenditures	(2,080)	(16,865)	(47,050)	—	(65,995)
Proceeds from sale of long-lived assets	—	82	1,043	—	1,125
Investments in non-consolidated subsidiaries	(3,218)	(23)	(476)	—	(3,717)
Proceeds from the sale of SemStream assets	93,054	—	—	—	93,054
Proceeds from sale of limited partner interest in subsidiary, net of offering costs	127,134	—	—	(127,134)	—
Distributions in excess of equity in earnings of affiliates	—	—	12,455	—	12,455
Net cash provided by (used in) investing activities	214,890	(16,806)	(34,028)	(127,134)	36,922
Cash flows from financing activities:
Debt issuance costs	(10,867)	—	(1,666)	—	(12,533)
Borrowings on credit facilities	255,471	—	8,434	—	263,905
Principal payments on credit facilities and other obligations	(498,515)	(21)	(4,653)	—	(503,189)
Proceeds from issuance of Rose Rock Midstream, L.P. common units, net of offering costs	—	—	127,134	—	127,134
Intercompany borrowings (advances), net	25,099	(28,130)	(116,789)	119,820	—
Net cash provided by (used in) financing activities	(228,812)	(28,151)	12,460	119,820	(124,683)
Effect of exchange rate changes on cash and cash equivalents	—	—	(34)	—	(34)
Change in cash and cash equivalents	(7,105)	—	(4,598)	(2,051)	(13,754)
Change in cash and cash equivalents included in discontinued operations	—	—	(454)	—	(454)
Change in cash and cash equivalents from continuing operations	(7,105)	—	(5,052)	(2,051)	(14,208)
Cash and cash equivalents at beginning of period	7,216	—	81,316	(711)	87,821
Cash and cash equivalents at end of period	$111	$—	$76,264	$(2,762)	$73,613

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

2.7
Contribution Agreement, dated as of December 12, 2013, by and among SemGroup Corporation, Rose Rock Midstream Holdings, LLC, Rose Rock Midstream GP, LLC, Rose Rock Midstream, L.P. and Rose Rock Midstream Operating, L.L.C. (filed as Exhibit 2.1 to our current report on Form 8-K dated December 10, 2013, filed December 16, 2013).

2.8
Unit Purchase Agreement dated as of April 30, 2013, by and between Chesapeake Midstream Development, L.L.C. and SemGas, L.P (filed as Exhibit 2.1 to our current report on Form 8-K dated August 1, 2013, filed August 6, 2013).

2.9
First Amendment to Unit Purchase Agreement, dated as of July 31, 2013, by and between Chesapeake Midstream Development, L.L.C. and SemGas, L.P. (filed as Exhibit 2.2 to our current report on Form 8-K dated August 1, 2013, filed August 6, 2013).

3.1	Amended and Restated Certificate of Incorporation, dated as of November 30, 2009, of SemGroup Corporation (filed as Exhibit 3.1 to the Form 10).
3.2	Amended and Restated Bylaws, dated as of October 28, 2011, of SemGroup Corporation (filed as Exhibit 3.1 to our current report on Form 8-K dated October 28, 2011, filed October 28, 2011).
4.1	Form of stock certificate for our Class A Common Stock, par value $0.01 per share (filed as Exhibit 4.1 to the Form 10).
4.2	Form of stock certificate for our Class B Common Stock, par value $0.01 per share (filed as Exhibit 4.2 to the Form 10).

Exhibit Number	Description
4.3	Warrant Agreement dated as of November 30, 2009, by and between SemGroup Corporation and Mellon Investor Services, LLC (filed as Exhibit 4.3 to the Form 10).
4.4	Form of warrant certificate (filed as Exhibit 4.4 to the Form 10).
4.5
First Amendment to Warrant Agreement, dated as of November 1, 2012, by and between SemGroup Corporation and Computershare Shareowner Services LLC (successor-in-interest to Mellon Investor Services, LLC) (filed as Exhibit 4.5 to our annual report on Form 10-K for the fiscal year ended December 31, 2012, filed March 1, 2013 (the "2012 Form 10-K")).

4.6
Indenture, dated as of June 14, 2013, by and among SemGroup Corporation, certain of its wholly-owned subsidiaries, as guarantors, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to our current report on Form 8-K dated June 14, 2013, filed June 20, 2013).

4.7
Registration Rights Agreement, dated as of June 14, 2013, by and among SemGroup Corporation, certain of its wholly-owned subsidiaries and Citigroup Global Markets Inc., as representative of the Initial Purchasers (as defined therein) (filed as Exhibit 4.2 to our current report on Form 8-K dated June 14, 2013, filed June 20, 2013).

10.1
Credit Agreement (the “Credit Facility”) dated as of June 17, 2011, among SemGroup Corporation, as borrower, the lenders parties thereto from time to time, and The Royal Bank of Scotland PLC, as Administrative Agent and Collateral Agent (filed as Exhibit 10 to our current report on Form 8-K dated June 17, 2011, filed June 21, 2011).

10.2	Second Amendment to the Credit Facility, dated as of September 19, 2011 (filed as Exhibit 10 to our current report on Form 8-K dated September 19, 2011, filed September 23, 2011).
10.3	Fifth Amendment to the Credit Facility, dated as of September 26, 2012 (filed as Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2012, filed November 9, 2012).
10.4	Sixth Amendment to the Credit Facility, dated as of April 22, 2013 (filed as Exhibit 10.1 to our current report on Form 8-K dated April 22, 2013, filed April 24, 2013).
10.5	Seventh Amendment to the Credit Facility, dated as of December 11, 2013 (filed as Exhibit 10.1 to our current report on Form 8-K dated December 10, 2013, filed December 16, 2013).
10.6*	SemGroup Corporation Board of Directors Compensation Plan (filed as Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended June 30, 2013, filed August 9, 2013).
10.7*	SemGroup Corporation Nonexecutive Directors’ Compensation Deferral Program (filed as Exhibit 10.7 to the Form 10).
10.8*	SemGroup Corporation Equity Incentive Plan (filed as Exhibit 10.8 to the Form 10).
10.9*
Form of 2011 Performance Share Unit Award Agreement under the SemGroup Corporation Equity Incentive Plan for executive officers (filed as Exhibit 10.1 to our current report on Form 8-K dated January 24, 2011, filed January 24, 2011).

10.10*
Form of Restricted Stock Award Agreement under the SemGroup Corporation Equity Incentive Plan for executive officers and employees in the United States during 2011 (filed as Exhibit 10.2 to our current report on Form 8-K dated January 24, 2011, filed January 24, 2011).

10.11*
Form of 2012 Performance Share Unit Award Agreement under the SemGroup Corporation Equity Incentive Plan for executive officers (filed as Exhibit 10.20 to our annual report on Form 10-K for the fiscal year ended December 31, 2011, filed February 29, 2012 (the "2011 Form 10-K")).

10.12*
Form of Restricted Stock Award Agreement under the SemGroup Corporation Equity Incentive Plan for executive officers and employees in the United States for awards granted on or after January 1, 2012 (filed as Exhibit 10.21 to the 2011 Form 10-K).

10.13*
SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for Directors for awards granted on or after May 22, 2012 (filed as Exhibit 10.31 to our Amendment No. 1 to our annual report on Form 10-K for the fiscal year ended December 31, 2012, filed March 1, 2013).

Exhibit Number	Description
10.14*
SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for executive officers and employees in the United States for awards granted on or after March 1, 2013 (filed as Exhibit 10.33 to our 2012 Form 10-K).

10.15*
SemGroup Corporation Equity Incentive Plan Form of Performance Share Unit Award Agreement for executive officers for awards granted on or after March 1, 2013 (filed as Exhibit 10.34 to our 2012 Form 10-K).

10.16*	Employment Agreement dated as of November 30, 2009, by and among SemManagement, L.L.C., SemGroup Corporation and Norman J. Szydlowski (filed as Exhibit 10.11 to the Form 10).
10.17*
Letter Amendment dated March 18, 2010, by and among SemManagement, L.L.C., SemGroup Corporation and Norman J. Szydlowski, amending the Employment Agreement dated as of November 30, 2009 (filed as Exhibit 10.12 to the Form 10).

10.18*	Form of Severance Agreement between SemGroup Corporation and each of its executive officers other than Norman J. Szydlowski (filed as Exhibit 10.13 to the Form 10).
10.19*	Form of Amendment to Severance Agreement between SemGroup Corporation and certain of its executive officers (filed as Exhibit 10.14 to the 2011 Form 10-K).
10.20*
Form of Second Amendment to Severance Agreement between SemGroup Corporation and certain of its executive officers (filed as Exhibit 10.3 to our current report on Form 8-K dated December 10, 2013, filed December 16, 2013).

10.21*	SemGroup Corporation Short-Term Incentive Program (filed as Exhibit 10.1 to our current report on Form 8-K dated February 24, 2011, filed March 2, 2011).
10.22*	SemGroup Employee Stock Purchase Plan (filed as Appendix A to our definitive proxy statement, filed April 19, 2013).
10.23
Credit Agreement dated November 10, 2011, among Rose Rock Midstream, L.P., as borrower, The Royal Bank of Scotland plc, as administrative agent and collateral agent, the other agents party thereto and the lenders and issuing banks party thereto (filed as Exhibit 10.1 to Rose Rock Midstream, L.P.'s registration statement on Form S-1, File No. 333-176260).

10.24
First Amendment dated as of September 26, 2012, to the Credit Agreement among Rose Rock Midstream, L.P., certain subsidiaries of Rose Rock Midstream, L.P. as guarantors, the lenders party thereto and The Royal Bank of Scotland plc, as administrative agent and collateral agent for the lenders (filed as Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended September 30, 2012, filed November 9, 2012).

10.25
Second Amendment to the Credit Agreement and First Amendment to the Guarantee and Collateral Agreement, dated as of September 20, 2013, by and among Rose Rock Midstream, L.P., certain subsidiaries of Rose Rock Midstream, L.P., as guarantors, the lenders party thereto and The Royal Bank of Scotland plc, as administrative agent and collateral agent for the lenders (filed as Exhibit 10.1 to our current report on Form 8-K dated September 20, 2013, filed September 26, 2013).

10.26
Third Amendment to the Credit Agreement, dated as of December 10, 2013, by and among Rose Rock Midstream, L.P., certain subsidiaries of Rose Rock Midstream, L.P., as guarantors, the lenders party thereto and The Royal Bank of Scotland plc, as administrative agent and collateral agent (filed as Exhibit 10.2 to our current report on Form 8-K dated December 10, 2013, filed December 16, 2013).

10.27
Second Amended and Restated Agreement of Limited Partnership of Rose Rock Midstream, L.P. (filed as Exhibit 3.1 to Rose Rock Midstream, L.P.’s current report on Form 8-K dated December 14, 2011, filed December 20, 2011).

10.28
Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Rose Rock Midstream, L.P. (filed as Exhibit 3.1 to Rose Rock Midstream, L.P.'s current report on Form 8-K dated January 8, 2013, filed January 14, 2013).

Exhibit Number		Description
10.29
Amendment No. 2, dated as of December 16, 2013, to the Second Amended and Restated Agreement of Limited Partnership of Rose Rock Midstream, L.P. (filed as Exhibit 3.1 to Rose Rock Midstream, L.P.'s current report on Form 8-K dated December 10, 2013, filed December 16, 2013).

10.30
First Amended and Restated Limited Liability Company Agreement of Rose Rock Midstream GP, LLC (filed as Exhibit 3.2 to Rose Rock Midstream, L.P.’s current report on Form 8-K dated December 14, 2011, filed December 20, 2011).

10.31*		Rose Rock Midstream Equity Incentive Plan (filed as Exhibit 10.1 to Rose Rock Midstream, L.P.’s current report on Form 8-K dated December 8, 2011, filed December 14, 2011).
10.32*
Form of Restricted Unit Award Agreement (Employees) under the Rose Rock Midstream Equity Incentive Plan (filed as Exhibit 10.3.1 to Rose Rock Midstream, L.P.’s annual report on Form 10-K for the fiscal year ended December 31, 2011, filed February 29, 2012).

10.33*	`	Form of Restricted Unit Award Agreement (Employees) under the Rose Rock Midstream Equity Incentive Plan for awards granted on or after March 1, 2013 (filed as Exhibit 10.35 to our 2012 Form 10-K).
21		Subsidiaries of SemGroup Corporation.
23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Rule 13a – 14(a)/15d – 14(a) Certification of Norman J. Szydlowski, Chief Executive Officer.
31.2		Rule 13a – 14(a)/15d – 14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.
32.1		Section 1350 Certification of Norman J. Szydlowski, Chief Executive Officer.
32.2		Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.
99.1		White Cliffs Pipeline, L.L.C. financial statements presented pursuant to Rule 3-09 of Regulation S-X.
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2013 and 2012, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011, (iii) the Consolidated Statements of Changes in Owners’ Equity for the years ended December 31, 2013, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (v) the Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement