Form 10-Q
period 2014-03-31
SemGroup Corp
filed 2014-05-09
CIK 1489136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class		Outstanding at April 30, 2014
Class A	Common stock, $0.01 par	42,616,224	Shares
Class B	Common stock, $0.01 par	28,235	Shares

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
All statements, other than statements of historical fact, included in this Form 10-Q regarding the prospects of our industry, our anticipated financial performance, the anticipated performance of NGL Energy Partners LP, management’s plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions and other matters, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negative of these terms or variations of them or similar terms. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks, and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those discussed in Item 1A of our most recent Annual Report on Form 10-K, entitled “Risk Factors,” risk factors discussed in other reports that we file with the Securities and Exchange Commission (the "SEC") and the following:

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
_________________________________________________________________________________________________
Investors and others should note that we announce material company information using our investor relations website (www.semgroupcorp.com), SEC filings, press releases, public conference calls and webcasts. We use these channels, as well as social media, to communicate with our investors and the public about our company, our businesses and our results of operations. The information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media and others interested in our company to review the information we post on the social media channels listed on our investor relations website.

As used in this Form 10-Q, and unless the context indicates otherwise, the terms “the Company,” “SemGroup,” “we,” “us,” “our,” “ours,” and similar terms refer to SemGroup Corporation, its consolidated subsidiaries, and its predecessors. We sometimes refer to crude oil, natural gas, natural gas liquids (natural gas liquids, or “NGLs,” include ethane, propane, normal butane, iso-butane, and natural gasoline), refined petroleum products and liquid asphalt cement, collectively, as “petroleum products” or “products.”

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

SEMGROUP CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	(Unaudited)
	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$74,958	$79,351
Restricted cash	7,672	5,119
Accounts receivable (net of allowance of $3,475 and $3,661, respectively)	381,149	323,965
Receivable from affiliates	52,281	67,273
Inventories	38,822	44,295
Other current assets	11,826	14,011
Total current assets	566,708	534,014
Property, plant and equipment (net of accumulated depreciation of $200,193 and $188,720, respectively)	1,137,540	1,105,728
Equity method investments	593,538	565,124
Goodwill	61,923	62,021
Other intangible assets (net of accumulated amortization of $14,815 and $12,655, respectively)	171,801	174,838
Other noncurrent assets, net	29,884	28,889
Total assets	$2,561,394	$2,470,614
LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$323,520	$254,467
Payable to affiliates	38,203	62,279
Accrued liabilities	69,693	83,429
Payables to pre-petition creditors	3,179	3,177
Warrant liability	57,155	58,134
Deferred revenue	23,204	25,538
Other current liabilities	5,742	12,153
Current portion of long-term debt	38	37
Total current liabilities	520,734	499,214
Long-term debt	672,578	615,088
Deferred income taxes	108,761	100,945
Other noncurrent liabilities	41,062	41,504
Commitments and contingencies (Note 9)
SemGroup owners’ equity:
Common stock, $0.01 par value (authorized - 100,000 shares; issued - 42,673 and 42,533 shares, respectively)	427	425
Additional paid-in capital	1,149,024	1,154,516
Treasury stock, at cost (449 and 438 shares, respectively)	(1,332)	(613)
Accumulated deficit	(83,984)	(97,572)
Accumulated other comprehensive loss	(5,826)	(2,854)
Total SemGroup Corporation owners’ equity	1,058,309	1,053,902
Noncontrolling interests in consolidated subsidiaries	159,950	159,961
Total owners’ equity	1,218,259	1,213,863
Total liabilities and owners’ equity	$2,561,394	$2,470,614
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Revenues:
Product	$427,030	$235,629
Service	48,507	27,657
Other	23,346	24,410
Total revenues	498,883	287,696
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	385,113	212,369
Operating	50,778	40,771
General and administrative	18,736	17,037
Depreciation and amortization	23,637	12,636
Gain on disposal of long-lived assets, net	(58)	(162)
Total expenses	478,206	282,651
Earnings from equity method investments	14,962	17,345
Gain on issuance of common units by equity method investee	8,127	—
Operating income	43,766	22,390
Other expenses (income):
Interest expense	9,227	2,396
Foreign currency transaction gain	(683)	(167)
Other expense (income), net	(1,047)	25,633
Total other expenses, net	7,497	27,862
Income (loss) from continuing operations before income taxes	36,269	(5,472)
Income tax expense (benefit)	16,526	(54,006)
Income from continuing operations	19,743	48,534
Income (loss) from discontinued operations, net of income taxes	(5)	32
Net income	19,738	48,566
Less: net income attributable to noncontrolling interests	6,150	5,143
Net income attributable to SemGroup	$13,588	$43,423
Net income	$19,738	$48,566
Other comprehensive loss, net of income taxes	(2,972)	(5,058)
Comprehensive income	16,766	43,508
Less: comprehensive income attributable to noncontrolling interests	6,150	5,143
Comprehensive income attributable to SemGroup	$10,616	$38,365
Net income per common share (Note 11):
Basic	$0.32	$1.03
Diluted	$0.29	$1.03
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$19,738	$48,566
Adjustments to reconcile net income to net cash provided by operating activities:
Net unrealized (gain) loss related to derivative instruments	606	(468)
Depreciation and amortization	23,637	12,636
Gain on disposal of long-lived assets, net	(58)	(162)
Earnings from equity method investments	(14,962)	(17,345)
Gain on issuance of common units by equity method investee	(8,127)	—
Distributions from equity investments	16,421	16,951
Amortization of debt issuance costs	785	448
Deferred tax expense (benefit)	10,518	(54,796)
Non-cash equity compensation	2,330	1,183
Excess tax benefit from equity-based awards	(1,650)	—
Loss (gain) on fair value of warrants	(980)	25,796
Provision for uncollectible accounts receivable, net of recoveries	(129)	(28)
Currency (gain) loss	(683)	(167)
Changes in operating assets and liabilities (Note 12)	(18,548)	(5,311)
Net cash provided by operating activities	28,898	27,303
Cash flows from investing activities:
Capital expenditures	(56,753)	(21,906)
Proceeds from sale of long-lived assets	695	167
Investments in non-consolidated subsidiaries	(24,251)	(36,425)
Distributions in excess of equity in earnings of affiliates	2,505	1,114
Net cash used in investing activities	(77,804)	(57,050)
Cash flows from financing activities:
Debt issuance costs	(155)	(1,612)
Borrowings on credit facilities	186,000	229,474
Principal payments on credit facilities and other obligations	(128,509)	(255,006)
Proceeds from issuance of Rose Rock Midstream, L.P. common units, net of offering costs	—	57,886
Distributions to noncontrolling interests	(6,398)	(3,624)
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(719)	(371)
Dividends paid	(9,382)	—
Proceeds from issuance of common stock under employee stock purchase plan	88	—
Excess tax benefit from equity-based awards	1,650	—
Net cash provided by financing activities	42,575	26,747
Effect of exchange rate changes on cash and cash equivalents	1,938	323
Change in cash and cash equivalents	(4,393)	(2,677)
Cash and cash equivalents at beginning of period	79,351	80,029
Cash and cash equivalents at end of period	$74,958	$77,352
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

1.	OVERVIEW
SemGroup Corporation is a Delaware corporation headquartered in Tulsa, Oklahoma. The terms “we,” “our,” “us,” “SemGroup,” “the Company” and similar language used in these notes to the unaudited condensed consolidated financial statements refer to SemGroup Corporation and its subsidiaries.
Basis of presentation
The accompanying condensed consolidated balance sheet at December 31, 2013, which is derived from audited financial statements, and the unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission ("SEC"). These financial statements include all normal and recurring adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Company and the results of its operations and its cash flows.
Our condensed consolidated financial statements include the accounts of our controlled subsidiaries. All significant transactions between our consolidated subsidiaries have been eliminated.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Although management believes these estimates are reasonable, actual results could differ materially from these estimates. The results of operations for the three months ended March 31, 2014, are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.
Pursuant to the rules and regulations of the SEC, the accompanying condensed consolidated financial statements do not include all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States. Certain reclassifications have been made to conform previously reported balances to the current presentation. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013, which are included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC.
Our significant accounting policies are consistent with those described in our Annual Report on Form 10-K for the year ended December 31, 2013.
Recent accounting pronouncements
On March 4, 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment Upon Derecognition of Certain Subsidiaries or Groups of Assets Within a Foreign Entity or of an Investment in a Foreign Entity - a consensus of the FASB Emerging Issues Task Force,” which indicates that the entire amount of a cumulative translation adjustment ("CTA") related to an entity's investment in a foreign entity should be released when there has been a:

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
The ASU does not change the requirement to release a pro rata portion of the CTA of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. For public entities, this ASU is effective for fiscal years beginning on or after December 15, 2013, and interim periods within those years. The Company adopted this guidance in the first quarter of 2014. The impact was not material.
In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists," which requires an unrecognized tax benefit to be classified as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. For public entities, this ASU is effective for fiscal years beginning on or after December 15, 2013, and interim periods within those years. The Company adopted this guidance in the first quarter of 2014. The impact was not material.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

1.	OVERVIEW, Continued

In April 2014, the FASB issued ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. For public entities, this ASU is effective for fiscal years beginning on or after December 15, 2014, and interim periods within those years. The Company will adopt this guidance in the first quarter of 2015. The impact is not expected to be material.

2.	ROSE ROCK MIDSTREAM, L.P.
We control the operations of our consolidated subsidiary, Rose Rock Midstream, L.P. ("Rose Rock") through our ownership of the general partner interest. As of March 31, 2014, we own the 2% general partner interest and a 51.6% limited partner interest made up of 4.4 million common units, 8.4 million subordinated units and 2.5 million Class A units.
We receive distributions from Rose Rock on our common and subordinated units, our 2% general partner interest and incentive distribution rights. Rose Rock intends to pay a minimum quarterly distribution of $0.3625 per unit, to the extent it has sufficient available cash, as defined in Rose Rock’s partnership agreement.
The following table shows the cash distributions paid or declared during 2014 and 2013 (in thousands, except for per unit amounts):

	Distribution Per Unit		Distributions Paid/To Be Paid
Quarter Ended			SemGroup				Noncontrolling Interest Common Units	Total Distributions
			General Partner	Incentive Distributions	Common Units	Subordinated Units
December 31, 2012	$0.4025		$167	$—	$1,163	$3,377	$3,624	$8,331
March 31, 2013	$0.4300		$179	$41	$1,242	$3,607	$3,872	$8,941
June 30, 2013	$0.4400		$183	$72	$1,271	$3,692	$3,962	$9,180
September 30, 2013	$0.4500		$232	$127	$1,301	$3,775	$6,189	$11,624
December 31, 2013	$0.4650		$257	$244	$2,041	$3,901	$6,398	$12,841
March 31, 2014	$0.4950	*	$278	$488	$2,173	$4,153	$6,811	$13,903

*Expected distributions related to the quarter ended March 31, 2014, which will be paid on May 15, 2014 to unitholders of record as of May 5, 2014.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

2.	ROSE ROCK MIDSTREAM, L.P., Continued

Certain summarized balance sheet information of Rose Rock is shown below (in thousands):

	(Unaudited)
	March 31, 2014	December 31, 2013
Cash	$2,823	$15,459
Other current assets	346,817	306,128
Property, plant and equipment, net	308,270	311,616
Equity method investment	234,742	224,095
Goodwill	28,224	28,322
Other noncurrent assets, net	10,513	11,627
Total assets	$931,389	$897,247

Current liabilities	$326,835	$293,031
Long-term debt	244,578	245,088
Partners’ capital attributable to SemGroup	120,500	120,610
Partners’ capital attributable to noncontrolling interests	159,950	159,961
Noncontrolling interests in consolidated subsidiary retained by SemGroup	79,526	78,557
Total liabilities and equity	$931,389	$897,247
Certain summarized income statement information of Rose Rock for the three months ended March 31, 2014 and 2013 is shown below (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenue	$290,923	$171,232
Cost of products sold	$254,537	$148,451
Operating, general and administrative expenses	$18,501	$8,979
Depreciation and amortization expense	$10,534	$3,507
Earnings from equity method investment	$11,080	$3,453
Net income	$16,159	$11,994
Noncontrolling interests in consolidated subsidiary retained by SemGroup	$3,676	$—
Net income attributable to Rose Rock Midstream, L.P.	$12,483	$11,994

3.	INVESTMENTS IN NON-CONSOLIDATED SUBSIDIARIES

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

	March 31, 2014	December 31, 2013
White Cliffs	$234,742	$224,095
NGL Energy	215,225	208,848
Glass Mountain	143,571	132,181
Total equity method investments	$593,538	$565,124

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

3.	INVESTMENTS IN NON-CONSOLIDATED SUBSIDIARIES, Continued

Under the equity method, we do not report the individual revenues and expenses of our investees in our condensed consolidated statements of operations and comprehensive income. Instead, our interest in the earnings of our investees is reflected in one line item on our condensed consolidated statements of operations and comprehensive income. Our earnings from equity method investments consist of the following (in thousands):

	Three Months Ended March 31,
	2014	2013
White Cliffs	$11,080	$10,439
NGL Energy*	3,591	6,916
Glass Mountain	291	(10)
Total earnings from equity method investments	$14,962	$17,345
* Excluding gain on issuance of common units of $8.1 million.
Cash distributions received from equity method investments consist of the following (in thousands):

	Three Months Ended March 31,
	2014	2013
White Cliffs	$13,585	$13,792
NGL Energy	5,341	4,272
Glass Mountain	—	—
Total cash distributions received from equity method investments	$18,926	$18,064
White Cliffs
We account for our 51% ownership of White Cliffs Pipeline, L.L.C. ("White Cliffs") under the equity method, as the other owners have substantive rights to participate in its management.
In August 2012, the owners of White Cliffs approved an expansion project to construct a 12" pipeline from Platteville, Colorado to Cushing, Oklahoma. The project is expected to cost approximately $300 million, which will be funded by capital calls to owners. Our funding requirement will be 51% of the total cost. We have contributed approximately $110.6 million for project funding up through March 31, 2014, including $12.8 million for the three months ended March 31, 2014, and estimate our expected remaining contributions to be $40.6 million, which will be made in 2014.
Certain summarized income statement information of White Cliffs for the three months ended March 31, 2014 and 2013 is shown below (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenue	$33,274	$30,673
Operating, general and administrative expenses	$6,768	$5,179
Depreciation and amortization expense	$4,393	$4,715
Net income	$22,113	$20,779
The equity in earnings of White Cliffs for the three months ended March 31, 2014 and 2013 is less than 51% of the net income of White Cliffs for the same periods. This is due to certain general and administrative expenses we incur in managing the operations of White Cliffs that the other owners are not obligated to share. Such expenses are recorded by White Cliffs and are allocated to our ownership interest. White Cliffs recorded $0.4 million and $0.3 million of such general and administrative expense for the three months ended March 31, 2014 and 2013, respectively.
NGL Energy Partners LP
We own 9,133,409 common units representing limited partner interests in NGL Energy Partners LP (NYSE: NGL) (“NGL Energy”), which represents approximately 11.5% of the total 79,327,078 limited partner units of NGL Energy outstanding at December 31, 2013, and an 11.78% interest in the general partner of NGL Energy.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

3.	INVESTMENTS IN NON-CONSOLIDATED SUBSIDIARIES, Continued

At March 31, 2014, the fair market value of our 9,133,409 common unit investment in NGL Energy was $342.8 million, based on a March 31, 2014 closing price of $37.53 per common unit. This does not reflect our interest in the general partner of NGL Energy. The fair value of our limited partner investment in NGL Energy is categorized as a Level 1 measurement, as it is based on quoted market prices.
Our policy is to record our equity in earnings of NGL Energy on a one-quarter lag, as we do not expect information on the earnings of NGL Energy to always be available in time to consistently record the earnings in the quarter in which they are generated. Accordingly, the equity in earnings from NGL Energy, which is reflected in our condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2014 and 2013, relates to the earnings of NGL Energy for the three months ended December 31, 2013 and 2012, respectively.
Our limited partnership interest was diluted as a result of the issuance of NGL common units in a private placement in connection with the completion of an acquisition. Accordingly, we recorded a non-cash gain of $8.1 million in the first quarter 2014, which is included in "gain on issuance of common units by equity method investee" in our condensed consolidated statement of operations and comprehensive income.
Certain unaudited summarized income statement information of NGL Energy for the three months ended December 31, 2013 and 2012 is shown below (in thousands):

	Three Months Ended December 31,
	2013	2012
Revenue	$2,743,445	$1,338,208
Cost of sales	$2,576,029	$1,204,545
Operating, general and administrative expenses	$90,753	$64,693
Depreciation and amortization expense	$35,494	$18,747
Net income	$24,052	$40,477

Glass Mountain Pipeline, LLC
We hold a 50% interest in Glass Mountain Pipeline, LLC ("GMP" or "Glass Mountain") which began operations in the first quarter of 2014. The owner of the remaining 50%, a subsidiary of NGL Energy, is a related party (Note 13). We account for our investment in GMP using the equity method. As of March 31, 2014, we have invested $143.3 million in GMP including our capital contributions, amounts paid to increase our ownership percentage, and capitalized interest. We invested $11.1 million in GMP for the three months ended March 31, 2014. We expect to make additional contributions of approximately $6.1 million for the remainder of 2014.
The equity in earnings of GMP for the three months ended March 31, 2014 reported in our condensed consolidated statement of operations and comprehensive income is less than 50% of the net income of GMP for the same period due to amortization of capitalized interest for the period.
Certain unaudited summarized income statement information of GMP for the three months ended March 31, 2014 is shown below (in thousands):

Three Months Ended March 31, 2014
Revenue	$3,853
Operating, general and administrative expenses	$850
Depreciation and amortization expense	$2,348
Net income	$653

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

4.	SEGMENTS
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

	Three Months Ended March 31, 2014
	Crude	SemStream	SemCAMS	SemGas	SemLogistics	SemMexico	Corporate and Other	Consolidated
				(dollars in thousands)
Revenues:
External	$292,514	$—	$39,283	$90,686	$4,790	$71,610	$—	$498,883
Intersegment	—	—	—	9,892	—	—	(9,892)	—
Total revenues	292,514	—	39,283	100,578	4,790	71,610	(9,892)	498,883
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	254,537	—	67	78,582	350	61,469	(9,892)	385,113
Operating	15,139	—	23,666	7,444	2,080	2,449	—	50,778
General and administrative	3,942	113	3,980	1,972	1,422	2,751	4,556	18,736
Depreciation and amortization	11,482	—	2,829	4,969	2,495	1,427	435	23,637
Loss (gain) on disposal of long-lived assets, net	(34)	—	—	4	—	(28)	—	(58)
Total expenses	285,066	113	30,542	92,971	6,347	68,068	(4,901)	478,206
Earnings from equity method investments	11,371	3,591	—	—	—	—	—	14,962
Gain on issuance of common units by equity method investee	—	8,127	—	—	—	—	—	8,127
Operating income (loss)	18,819	11,605	8,741	7,607	(1,557)	3,542	(4,991)	43,766
Other expenses (income), net	4,663	(1,264)	4,155	1,689	251	(45)	(1,952)	7,497
Income (loss) from continuing operations before income taxes	$14,156	$12,869	$4,586	$5,918	$(1,808)	$3,587	$(3,039)	$36,269
Total assets at March 31, 2014 (excluding intersegment receivables)	$1,116,662	$215,225	$294,405	$594,878	$168,751	$109,518	$61,955	$2,561,394

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

4.    SEGMENTS, Continued

	Three Months Ended March 31, 2013
	Crude	SemStream	SemCAMS	SemGas	SemLogistics	SemMexico	Corporate and Other	Consolidated
				(dollars in thousands)
Revenues:
External	$171,232	$—	$35,781	$34,654	$3,035	$42,994	$—	$287,696
Intersegment	—	—	—	4,085	—	—	(4,085)	—
Total revenues	171,232	—	35,781	38,739	3,035	42,994	(4,085)	287,696
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	148,451	—	183	29,171	—	38,649	(4,085)	212,369
Operating	5,738	1	26,884	4,144	1,839	2,165	—	40,771
General and administrative	3,850	156	4,145	1,591	1,120	2,222	3,953	17,037
Depreciation and amortization	3,507	—	2,656	2,128	2,340	1,480	525	12,636
Loss (gain) on disposal of long-lived assets, net	—	6	—	(2)	—	(166)	—	(162)
Total expenses	161,546	163	33,868	37,032	5,299	44,350	393	282,651
Earnings from equity method investments	10,429	6,916	—	—	—	—	—	17,345
Operating income (loss)	20,115	6,753	1,913	1,707	(2,264)	(1,356)	(4,478)	22,390
Other expenses (income), net	3,171	(968)	4,711	593	756	(471)	20,070	27,862
Income (loss) from continuing operations before income taxes	$16,944	$7,721	$(2,798)	$1,114	$(3,020)	$(885)	$(24,548)	$(5,472)

5.	INVENTORIES
Inventories consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Crude oil	$25,765	$30,779
Asphalt and other	13,057	13,516
Total inventories	$38,822	$44,295

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

6.	FINANCIAL INSTRUMENTS
Fair value of financial instruments
We record certain financial assets and liabilities at fair value at each balance sheet date. The tables below summarize the balances of these assets and liabilities at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014			December 31, 2013
	Level 1	Netting*	Total	Level 1	Netting*	Total
Assets:
Commodity derivatives	$—	$—	$—	$36	$(36)	$—
Total assets	—	—	—	36	(36)	—
Liabilities:
Commodity derivatives	$666	$—	$666	$96	$(36)	$60
Warrants	57,155	—	57,155	58,134	—	58,134
Total liabilities	57,821	—	57,821	58,230	(36)	58,194
Net assets (liabilities) at fair value	$(57,821)	$—	$(57,821)	$(58,194)	$—	$(58,194)
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
“Level 2” measurements are based on inputs consisting of market observable and corroborated prices for similar derivative contracts. Assets and liabilities classified as Level 2 include OTC traded physical fixed priced purchases and sales forward contracts.
“Level 3” measurements are based on inputs from a pricing service and/or internal valuation models incorporating observable and unobservable market data. These include commodity derivatives, such as forwards and swaps for which there is not a highly liquid market and therefore are not included in Level 2 above.
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value levels. At March 31, 2014, all of our physical fixed price forward purchases and sales contracts were being accounted for as normal purchases and normal sales.
There were no financial assets or liabilities classified as Level 2 or Level 3 during the three months ended March 31, 2014 and 2013, as such no rollforward of activity has been presented.
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
The following table sets forth the notional quantities for commodity derivative instruments entered into (in thousands of barrels):

	Three Months Ended March 31,
	2014	2013
Sales	815	610
Purchases	810	675
We have not designated any of our commodity derivative instruments as accounting hedges. We record the fair value of our commodity derivative instruments on our condensed consolidated balance sheets in other current assets and other current liabilities in the following amounts (in thousands):

	March 31, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities
Commodity contracts	$—	$666	$—	$60
We have posted margin deposits as collateral with brokers who have the right of set off associated with these funds. Our margin deposit balances were $1.4 million and $0.8 million at March 31, 2014 and December 31, 2013, respectively. These margin account balances have not been offset against our net commodity derivative instrument (contract) positions. Had these margin deposits been netted against our net commodity derivative instrument (contract) positions as of March 31, 2014 and December 31, 2013, we would have had net asset positions of $0.7 million and $0.8 million, respectively.
Realized and unrealized gains (losses) from our commodity derivatives were recorded to product revenue in the following amounts (in thousands):

	Three Months Ended March 31,
	2014	2013
Commodity contracts	$(807)	$(544)
Warrants
As described in Note 10, upon emergence from bankruptcy, we issued certain common stock warrants. These warrants are recorded at fair value in current liabilities on the condensed consolidated balance sheets, with changes in the fair value recorded to other expense (income).
Concentrations of risk
During the three months ended March 31, 2014, one customer of our Crude segment accounted for more than 10% of our consolidated revenue at approximately 31%. We purchased approximately $130 million of product from two third-party suppliers of our Crude segment, which represented approximately 34% of our costs of products sold. At March 31, 2014, two third-party customers and one related party of our Crude segment accounted for approximately 42% of our consolidated accounts receivable.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

7.	INCOME TAXES

The effective tax rate was 46% and 987% for the three months ended March 31, 2014 and 2013, respectively. The rate for the three months ended March 31, 2014 is impacted by $3.1 million Canadian withholding tax paid on remittances to the U.S. The rate for the three months ended March 31, 2013 is impacted by a discrete tax benefit of $50.9 million for the partial release of our valuation allowance. Significant items that impacted the effective tax rate for each period, as compared to the U.S. federal statutory rate of 35%, include earnings in foreign jurisdictions taxed at lower rates, a noncontrolling interest in Rose Rock for which taxes are not provided, warrant expense which is not deductible for tax purposes, and the impact of the valuation allowance or release recorded against our deferred tax assets. Further, the foreign earnings are taxed in foreign jurisdictions as well as in the U.S., since they are disregarded entities for U.S. federal income tax purposes. Deferred tax liabilities, with the exception of those related to certain long-lived assets, have been considered as a source of future taxable income in establishing the amount of the valuation allowance. These combined factors, and the magnitude of permanent items impacting the tax rate relative to income from continuing operations before income taxes, result in rates that are not comparable between the periods.

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

The three months ended March 31, 2013 includes a discrete tax benefit of $50.9 million for the partial release of our valuation allowance. Gain recognition, for tax purposes, on the contribution of a 33% interest in SemCrude Pipeline, L.L.C. to Rose Rock had a material impact to the available positive and objectively verifiable evidence for that quarter and, combined with other factors, resulted in the change in our assessment of recoverability of the deferred tax assets. Under ASC 740, "Income Taxes", such evidence was not considered in the valuation allowance at December 31, 2012, due to fundamentals of the transaction which remained subject to market influence until closed. We did not release the valuation allowance attributable to a small portion of our state net operating loss carryovers which have shorter carryover periods. We have not released the valuation allowance on the foreign tax credits due to the foreign tax credit limitation and the relative subjectivity of forecasts of the relational magnitude of U.S. and foreign taxable income in future periods, as well as the shorter carryover period available for the credits.

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

8.	LONG-TERM DEBT
Our long-term debt consisted of the following (in thousands):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

8.	LONG-TERM DEBT, Continued

	March 31, 2014	December 31, 2013
SemGroup 7.50% senior unsecured notes	$300,000	$300,000
SemGroup corporate revolving credit facility	128,000	70,000
Rose Rock credit facility	244,500	245,000
Capital leases	116	125
Total long-term debt	$672,616	$615,125
less: current portion of long-term debt	38	37
Noncurrent portion of long-term debt	$672,578	$615,088
SemGroup senior unsecured notes
For the three months ended March 31, 2014, we incurred $5.8 million of interest expense related to the 7.5% senior unsecured notes (the "Notes") including the amortization of debt issuance costs. At March 31, 2014, we had $6.0 million of unamortized debt issuance costs related to the Notes included in other noncurrent assets on our condensed consolidated balance sheet.
At March 31, 2014, we were in compliance with the terms of the Notes.
SemGroup corporate credit agreement
Our revolving credit facility has a capacity of $500 million. This capacity may be used either for cash borrowings or letters of credit, although the maximum letter of credit capacity is $250 million. At March 31, 2014, we had $128.0 million outstanding cash borrowings on this facility and outstanding letters of credit of $4.0 million.
The interest rate in effect at March 31, 2014 on $38.0 million of alternate base rate ("ABR") borrowings was 4.5%. The interest rate in effect at March 31, 2014 on $90.0 million of Eurodollar rate borrowings was 2.48%. At March 31, 2014, the rate in effect on letters of credit was 2.25%. In addition, a fronting fee of 0.25% is charged on outstanding letters of credit.
At March 31, 2014, $5.9 million in capitalized loan fees, net of accumulated amortization, was recorded in other noncurrent assets, which is being amortized over the life of the facility.
We recorded interest expense related to the SemGroup revolving credit facility of $1.8 million and $1.2 million for the three months ended March 31, 2014 and 2013, respectively, including amortization of debt issuance costs.
At March 31, 2014, we were in compliance with the terms of the credit agreement.
The credit agreement is guaranteed by all of our material domestic subsidiaries (except for Rose Rock Midstream, L.P. and its general partner and subsidiaries) and secured by a lien on substantially all of our property and assets, subject to customary exceptions.
Rose Rock credit facility
Our Rose Rock credit facility has a capacity of $585 million including a $150 million sub-limit for letters of credit. At March 31, 2014, there was $244.5 million outstanding cash borrowings under the Rose Rock revolving credit facility, of which $19.5 million incurred interest at the ABR plus an applicable margin, and $225 million incurred interest at the Eurodollar rate plus an applicable margin. The interest rate in effect at March 31, 2014 on $19.5 million of ABR borrowings was 4.0%. The interest rate in effect at March 31, 2014 on $225 million of Eurodollar rate borrowings was 1.99%.
Rose Rock had $42.4 million in outstanding letters of credit, and the rate in effect was 1.75%. In addition, a fronting fee of 0.25% is charged on outstanding letters of credit.
Rose Rock had $73.6 million of Secured Bilateral Letters of Credit outstanding at March 31, 2014. The interest rate in effect was 1.75%. Secured Bilateral Letters of Credit are external to the facility and do not reduce revolver availability.
We recorded $1.8 million and $2.0 million of interest expense related to this facility during the three months ended March 31, 2014 and 2013, respectively, including amortization of debt issuance costs.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

8.	LONG-TERM DEBT, Continued

At March 31, 2014, $4.6 million in capitalized loan fees, net of accumulated amortization, was recorded in other noncurrent assets, which is being amortized over the life of the facility.
At March 31, 2014, we were in compliance with the terms of the credit agreement.
SemMexico facilities
At March 31, 2014, SemMexico had no outstanding borrowings on its 56 million Mexican pesos (U.S. $4.3 million at the March 31, 2014 exchange rate) revolving credit facility, which matures in July 2014. Borrowings are unsecured and bear interest at the bank prime rate in Mexico plus 1.70%.
At March 31, 2014, SemMexico had no outstanding borrowings on its 44 million Mexican pesos (U.S. $3.4 million at the March 31, 2014 exchange rate) revolving credit facility, which matures in June 2015. Borrowings are unsecured and bear interest at the bank prime rate in Mexico plus 2.0%.
SemMexico had outstanding letters of credit of 352.0 million Mexican pesos at March 31, 2014 (U.S. $26.9 million at the March 31, 2014 exchange rate). Fees on outstanding letters of credit range from a rate of 0.45% to 1.0%.
At March 31, 2014, we were in compliance with the terms of these facilities.
Capitalized interest
During the nine months ended March 31, 2014 and 2013, we capitalized interest from our credit facilities of $0.7 million and $0.9 million, respectively.
Fair value
We estimate the fair value of our senior unsecured notes to be $326 million at March 31, 2014, based on unadjusted, transacted market prices, which is categorized as a Level 1 measurement. We estimate that the fair value of our other long-term debt was not materially different than the recorded values at March 31, 2014. It is our belief that neither the market interest rates nor our credit profile have changed significantly enough to have had a material impact on the fair value of our other debt outstanding at March 31, 2014. This estimate is categorized as a Level 3 measurement.

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

the case to the District Court for consideration on the merits of Luke Oil’s appeal of the confirmation order. On January 28, 2014, the parties reached agreement to settle all outstanding disputes. A settlement agreement was executed by the parties pursuant to which each party granted the other a release of claims and causes of action and on March 5, 2014 the Appeal was dismissed.

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
We are currently seeking discovery in the District Court of documentation and testimony on the potential cause and the impact, if any, of the shortage found by the Special Master. On February 20, 2014, the District Court issued an order denying all requests for summary judgment and ordering discovery to go forward. We will continue to defend our position; however, we cannot predict the outcome.
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
Asset retirement obligations
We will be required to incur significant removal and restoration costs when we retire our natural gas gathering and processing facilities in Canada. We have recorded an asset retirement obligation liability of $40.9 million at March 31, 2014, which is included within other noncurrent liabilities on our condensed consolidated balance sheets. This amount was calculated using the $97.5 million cost we estimate we would incur to retire these facilities, discounted based on our risk-adjusted cost of borrowing and the estimated timing of remediation.
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
Purchase and sale commitments
We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We account for derivatives at fair value with the exception of commitments which have been designated as normal purchases and sales for which we do not record assets or liabilities related to these agreements until the product is purchased or sold. At March 31, 2014, such commitments included the following (in thousands):

	Volume (Barrels)	Value
Fixed price purchases	100	$9,027
Fixed price sales	115	$11,525
Floating price purchases	11,593	$1,123,992
Floating price sales	13,901	$1,218,407
Certain of the commitments shown in the table above relate to agreements to purchase product from a counterparty and to sell a similar amount of product (in a different location) to the same counterparty. Many of the commitments shown in the table above are cancellable by either party, as long as notice is given within the time frame specified in the agreement (generally 30 to 120 days).
Our SemGas segment has a take or pay contractual obligation related to the fractionation of natural gas liquids. This obligation continues through June 2023, subsequent to the extension of the agreement in the second quarter of 2013. At March 31, 2014, approximately $25.8 thousand was due under the contract and the amount of future obligation is approximately $84.7 million. SemGas further has a take or pay contractual obligation related to pipeline transportation. This obligation will begin in April 2014 and continue through October 2014. The amount of future obligation is approximately $1.3 million. SemGas also enters into contracts under which we are responsible for marketing the majority of the gas and natural gas liquids produced by the counterparties to the agreements. The majority of SemGas’ revenues were generated from such contracts.
See Note 3 for commitments related to Glass Mountain and the White Cliffs expansion project.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

10.	EQUITY
Unaudited condensed consolidated statement of changes in owners’ equity
The following table shows the changes in our consolidated owners’ equity accounts from December 31, 2013 to March 31, 2014 (in thousands):

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Owners’ Equity
Balance at December 31, 2013	$425	$1,154,516	$(613)	$(97,572)	$(2,854)	$159,961	$1,213,863
Net income	—	—	—	13,588	—	6,150	19,738
Other comprehensive income (loss), net of income taxes	—	—	—	—	(2,972)	—	(2,972)
Distributions to noncontrolling interests	—	—	—	—	—	(6,398)	(6,398)
Dividends paid	—	(9,382)	—	—	—	—	(9,382)
Unvested dividend equivalent rights	—	(37)	—	—	—	(23)	(60)
Non-cash equity compensation	—	2,070	—	—	—	260	2,330
Issuance of common stock under compensation plans	2	1,857	—	—	—	—	1,859
Repurchase of common stock	—	—	(719)	—	—	—	(719)
Balance at March 31, 2014	$427	$1,149,024	$(1,332)	$(83,984)	$(5,826)	$159,950	$1,218,259
Accumulated other comprehensive loss
The following table presents the changes in the components of accumulated other comprehensive loss from December 31, 2013 to March 31, 2014 (in thousands):

	Currency Translation	Employee Benefit Plans	Total
Balance at December 31, 2013	$(4,508)	$1,654	$(2,854)
Currency translation adjustment, net of income tax benefit of $1,850	(2,970)	—	(2,970)
Changes related to benefit plans, net of income tax benefit	—	(2)	(2)
Balance at March 31, 2014	$(7,478)	$1,652	$(5,826)
There were no significant items reclassified out of accumulated other comprehensive loss to net income for the three months ended March 31, 2014.
Common stock
During the three months ended March 31, 2014, we issued 3,440 shares under the Employee Stock Purchase Plan and 136,528 shares related to our equity based compensation awards. Of these vested shares related to compensation awards, recipients sold back to the Company 11,120 shares to satisfy tax withholding obligations which are being recognized at cost as treasury stock on the condensed consolidated balance sheet.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

10.	EQUITY, Continued

Equity-based compensation
At March 31, 2014, there were approximately 522,000 unvested shares that have been granted under our director and employee compensation programs. The par value of these shares is not reflected in common stock on the condensed consolidated balance sheet, as these shares have not yet vested. For certain of the awards, the number of shares that will vest is contingent upon our achievement of certain specified targets. If we meet the specified maximum targets, approximately 184,000 additional shares could vest.
The holders of certain restricted stock awards granted prior to 2013 are entitled to equivalent dividends (“UDs”) to be received upon vesting of the restricted stock awards. At March 31, 2014, the value of the UDs to be settled in stock related to unvested restricted stock awards was approximately $100 thousand. This is equivalent to 1,518 Class A shares based on the quarter end close of business market price of our Class A shares of $65.68 per share. Dividends related to the restricted stock awards issued subsequent to 2012 will be settled in cash upon vesting. At March 31, 2014, the value of the UDs to be settled in cash related to unvested restricted stock awards was approximately $108,000.
During the three months ended March 31, 2014, we granted 134,246 restricted stock awards with a weighted average grant date fair value of $82.80 per award.
On April 1, 2014, we granted 63,766 restricted stock awards. These awards will be ratably vested over five years.
Warrants
Upon emergence from bankruptcy, we issued 1,634,210 warrants. The Plan of Reorganization specified that we were to issue an additional 544,737 warrants in settlement of the pre-petition claims. As of March 31, 2014, we have issued 241,264 of the warrants and will issue the remainder as the process of resolving the claims progresses. At March 31, 2014 we had 1,360,823 warrants outstanding including warrants required to be issued in settlement of pre-petition claims. At March 31, 2014, the fair value of these warrants included in the condensed consolidated balance sheet was $57.2 million based on the March 31, 2014 closing price of $42.00 per warrant. The warrants are traded on the New York Stock Exchange under the ticker symbol SEMGWS. We classify the warrant fair value as a Level 1 measurement. There were no warrants exercised during the three months ended March 31, 2014. The warrants expire on November 30, 2014.
Dividends
The following table sets forth the quarterly dividends per share declared and/or paid to shareholders for the periods indicated:

Quarter Ending	Dividend Per Share	Date Declared	Date of Record	Date Paid
June 30, 2013	$0.19	May 8, 2013	May 20, 2013	May 30, 2013
September 30, 2013	$0.20	August 8, 2013	August 19, 2013	August 30, 2013
December 31, 2013	$0.21	November 11, 2013	November 22, 2013	December 3, 2013
March 31, 2014	$0.22	February 25, 2014	March 10, 2014	March 20, 2014
June 30, 2014	$0.24	May 8, 2014	May 19, 2014	May 29, 2014

11.	EARNINGS PER SHARE

Earnings per share is calculated based on income from continuing and discontinued operations less any income attributable to noncontrolling interests. Income attributable to noncontrolling interests represents third-party limited partner unitholders' interests in the earnings of our consolidated subsidiary, Rose Rock.  Rose Rock allocates net income to its limited partners based on the distributions pertaining to the current period's available cash as defined by Rose Rock's partnership agreement. After adjusting for the appropriate period's distributions, the remaining undistributed earnings or excess distributions over earnings, if any, are allocated to Rose Rock's general partner, limited partners and participating securities in accordance with the contractual terms of Rose Rock's partnership agreement and as further prescribed under the two-class method. Incentive distribution rights do not participate in undistributed earnings.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

11.	EARNINGS PER SHARE, Continued

Basic earnings (loss) per share is calculated based on the weighted average shares outstanding during the period. Diluted earnings (loss) per share includes the dilutive effect of warrants and unvested equity compensation awards.
The following summarizes the calculation of basic earnings per share for the three months ended March 31, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Continuing Operations	Discontinued Operations	Net	Continuing Operations	Discontinued Operations	Net
Income (loss)	$19,743	$(5)	$19,738	$48,534	$32	$48,566
less: Income attributable to noncontrolling interests	6,150	—	6,150	5,143	—	5,143
Numerator	$13,593	$(5)	$13,588	$43,391	$32	$43,423
Common stock issued and to be issued pursuant to Plan of Reorganization	41,400	41,400	41,400	41,400	41,400	41,400
Weighted average common stock outstanding issued under compensation plans and warrant exercises	1,231	1,231	1,231	670	670	670
Denominator	42,631	42,631	42,631	42,070	42,070	42,070
Basic earnings per share	$0.32	$—	$0.32	$1.03	$—	$1.03

The following summarizes the calculation of diluted earnings per share for the three months ended March 31, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Continuing Operations	Discontinued Operations	Net	Continuing Operations	Discontinued Operations	Net
Income (loss)	$19,743	$(5)	$19,738	$48,534	$32	$48,566
less: Income attributable to noncontrolling interests	6,150	—	6,150	5,143	—	5,143
less: Income resulting from the change in fair value of warrants	980	—	980	—	—	—
Numerator	$12,613	$(5)	$12,608	$43,391	$32	$43,423
Common stock issued and to be issued pursuant to Plan of Reorganization	41,400	41,400	41,400	41,400	41,400	41,400
Weighted average common stock outstanding issued under compensation plans and warrant exercises	1,231	1,231	1,231	670	670	670
Effect of warrants outstanding	825	825	825	—	—	—
Effect of dilutive securities	305	305	305	276	276	276
Denominator	43,761	43,761	43,761	42,346	42,346	42,346
Diluted earnings per share	$0.29	$—	$0.29	$1.02	$—	$1.03
During the three months ended March 31, 2013, we recorded expenses of $25.8 million related to the change in fair value of the warrants. Because the mark to market valuation of the warrants resulted in losses, the warrants would have been antidilutive and, therefore, were not included in the computation of diluted earnings per share for the three months ended March 31, 2013.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

12.	SUPPLEMENTAL CASH FLOW INFORMATION
The following table summarizes the changes in the components of operating assets and liabilities shown on our condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2014	2013
Decrease (increase) in restricted cash	$(2,585)	$25
Decrease (increase) in accounts receivable	(58,879)	(5,014)
Decrease (increase) in receivable from affiliates	14,992	1,070
Decrease (increase) in inventories	3,715	(3,153)
Decrease (increase) in derivatives and margin deposits	(546)	764
Decrease (increase) in other current assets	1,636	4,333
Decrease (increase) in other assets	(33)	14
Increase (decrease) in accounts payable and accrued liabilities	49,754	(2,756)
Increase (decrease) in payable to affiliates	(24,075)	—
Increase (decrease) in payables to pre-petition creditors	(2)	(16)
Increase (decrease) in other noncurrent liabilities	(2,525)	(578)
	$(18,548)	$(5,311)

Other supplemental disclosures
In the first quarter of 2013, we recorded a $90.5 million reduction to noncontrolling interests in consolidated subsidiaries and an offsetting increase to additional paid-in capital of $56.8 million (net of tax impact of $33.7 million). This non-cash entry represents the portion of the proceeds in excess of historical cost which were attributed to Rose Rock's third-party unitholders related to Rose Rock's purchase of a 33% interest in SemCrude Pipeline, L.L.C. from SemGroup.
We paid cash interest of $3.6 million and $0.6 million for the three months ended March 31, 2014 and 2013, respectively.
We paid cash for income taxes (net of refunds received) of $12.2 million and $1.3 million for the three months ended March 31, 2014 and 2013, respectively.
We incurred liabilities for construction work in process that had not been paid of $10.0 million and $5.8 million as of March 31, 2014 and 2013, respectively. Such amounts are not included in capital expenditures on the consolidated statements of cash flows.

13.	RELATED PARTY TRANSACTIONS
NGL Energy Partners LP and subsidiaries (Gavilon, LLC and High Sierra Crude Oil and Marketing, LLC)
As described in Note 3, we own interests in NGL Energy, which we account for under the equity method.
During the three months ended March 31, 2014 and 2013, we generated the following transactions with NGL Energy and its subsidiaries (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenues	$172,438	$178,714
Purchases	$157,691	$139,924
Reimbursements from NGL Energy for transition services	$42	$90

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
13.     RELATED PARTY TRANSACTIONS, Continued

Transactions with NGL Energy and its subsidiaries primarily relate to marketing, leased storage and transportation services of crude oil, including buy/sell transactions. In accordance with ASC 845-10-15, these transactions were reported as revenue on a net basis in our condensed consolidated statements of operations and comprehensive income because the purchases of inventory and subsequent sales of the inventory were with the same counterparty. For comparability, prior year amounts above have been recast to include transactions with Gavilon, LLC, which was not a related party until December 2013.
White Cliffs
As described in Note 3, we account for our ownership interest in White Cliffs under the equity method. During the three months ended March 31, 2014 and 2013, we generated storage revenue from White Cliffs of approximately $0.8 million and $0.6 million, respectively. We incurred $0.9 million of cost for the three months ended March 31, 2014 related to transportation fees for shipments on White Cliffs.
Legal services
The law firm of Conner & Winters, LLP, of which Mark D. Berman is a partner, performs legal services for us. Mr. Berman is the spouse of Candice L. Cheeseman, General Counsel and Secretary. Mr. Berman does not perform any legal services for us. SemGroup paid $0.3 million and $0.5 million in legal fees and related expenses to this law firm during the three months ended March 31, 2014 and 2013, respectively (of which $54.0 thousand was paid by White Cliffs during the three months ended March 31, 2014).

14.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS

Our Notes are guaranteed by certain of our subsidiaries as follows: SemGas, L.P., SemCanada, L.P., SemCanada II, L.P., SemMaterials, L.P., SemGroup Europe Holding, L.L.C., SemOperating G.P., L.L.C., SemMexico, L.L.C., SemDevelopment, L.L.C., Rose Rock Midstream Holdings, LLC, Wattenberg Holding, LLC, Glass Mountain Holding, LLC and Mid-America Midstream Gas Services, L.L.C. (collectively, the "Guarantors").
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
Unaudited condensed consolidating financial statements for the Parent, the Guarantors and non-guarantors as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013 are presented on an equity method basis in the tables below (in thousands).
Intercompany receivable and payable balances, including notes receivable and payable, are capital transactions primarily to facilitate the capital needs of our subsidiaries. As such, subsidiary intercompany balances have been reported as a reduction to equity on the condensed consolidating Guarantor balance sheets. The Parent's net intercompany balance, including note receivable, and investments in subsidiaries have been reported in equity method investments on the condensed consolidating Guarantor balance sheets. Intercompany transactions, such as daily cash management activities, have been reported as financing activities within the condensed consolidating Guarantor statements of cash flows. The Parent's investing activities with subsidiaries, such as the drop down of a 33% interest in SemCrude Pipeline, L.L.C. to Rose Rock in the first quarter of 2013, have been reflected as cash flows from investing activities. Quarterly cash distributions from Rose Rock representing a return on capital have been included in the Parent's cash flows from operations. These balances are eliminated through consolidating adjustments below.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

14.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Balance Sheets

	March 31, 2014
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$4,491	$—	$72,440	$(1,973)	$74,958
Restricted cash	3,855	—	3,817	—	7,672
Accounts receivable, net	640	23,152	357,357	—	381,149
Receivable from affiliates	762	15,096	40,995	(4,572)	52,281
Inventories	—	(682)	39,504	—	38,822
Other current assets	8,072	56	3,698	—	11,826
Total current assets	17,820	37,622	517,811	(6,545)	566,708
Property, plant and equipment, net	3,921	403,988	729,631	—	1,137,540
Equity method investments	1,575,400	561,556	169,000	(1,712,418)	593,538
Goodwill	—	23,839	38,084	—	61,923
Other intangible assets, net	29	161,361	10,411	—	171,801
Other noncurrent assets, net	16,682	1,339	11,863	—	29,884
Total assets	$1,613,852	$1,189,705	$1,476,800	$(1,718,963)	$2,561,394
LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$244	$30,690	$292,586	$—	$323,520
Payable to affiliates	171	28	42,576	(4,572)	38,203
Accrued liabilities	10,311	14,874	44,513	(5)	69,693
Payables to pre-petition creditors	3,128	—	51	—	3,179
Deferred revenue	—	—	23,204	—	23,204
Warrant liability	57,155	—	—	—	57,155
Other current liabilities	877	710	4,155	—	5,742
Current portion of long-term debt	—	—	38	—	38
Total current liabilities	71,886	46,302	407,123	(4,577)	520,734
Long-term debt	428,000	—	244,578	—	672,578
Deferred income taxes	55,649	—	53,112	—	108,761
Other noncurrent liabilities	8	—	41,054	—	41,062
Commitments and contingencies
Owners’ equity excluding noncontrolling interests in consolidated subsidiaries	1,058,309	1,143,403	570,983	(1,714,386)	1,058,309
Noncontrolling interests in consolidated subsidiaries	—	—	159,950	—	159,950
Total owners’ equity	1,058,309	1,143,403	730,933	(1,714,386)	1,218,259
Total liabilities and owners’ equity	$1,613,852	$1,189,705	$1,476,800	$(1,718,963)	$2,561,394

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

14.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	December 31, 2013
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$2,545	$—	$78,364	$(1,558)	$79,351
Restricted cash	3,851	—	1,268	—	5,119
Accounts receivable, net	649	14,642	308,674	—	323,965
Receivable from affiliates	1,519	14,063	56,040	(4,349)	67,273
Inventories	—	1,046	43,249	—	44,295
Other current assets	8,712	193	5,106	—	14,011
Total current assets	17,276	29,944	492,701	(5,907)	534,014
Property, plant and equipment, net	4,114	366,067	735,547	—	1,105,728
Equity method investments	1,511,922	461,056	159,321	(1,567,175)	565,124
Goodwill	—	23,839	38,182	—	62,021
Other intangible assets, net	31	163,144	11,663	—	174,838
Other noncurrent assets, net	15,263	1,302	12,324	—	28,889
Total assets	$1,548,606	$1,045,352	$1,449,738	$(1,573,082)	$2,470,614
LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$1,172	$24,234	$229,061	$—	$254,467
Payable to affiliates	17	115	67,062	(4,915)	62,279
Accrued liabilities	10,072	17,341	56,011	5	83,429
Payables to pre-petition creditors	3,124	—	53	—	3,177
Deferred revenue	—	—	25,538	—	25,538
Warrant liability	58,134	—	—	—	58,134
Other current liabilities	3,741	715	7,697	—	12,153
Current portion of long-term debt	—	—	37	—	37
Total current liabilities	76,260	42,405	385,459	(4,910)	499,214
Long-term debt	370,000	—	245,088	—	615,088
Deferred income taxes	48,436	—	52,509	—	100,945
Other noncurrent liabilities	8	—	41,496	—	41,504
Commitments and contingencies
Owners’ equity excluding noncontrolling interests in consolidated subsidiaries	1,053,902	1,002,947	565,225	(1,568,172)	1,053,902
Noncontrolling interests in consolidated subsidiaries	—	—	159,961	—	159,961
Total owners’ equity	1,053,902	1,002,947	725,186	(1,568,172)	1,213,863
Total liabilities and owners’ equity	$1,548,606	$1,045,352	$1,449,738	$(1,573,082)	$2,470,614

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

14.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Statements of Operations

	Three Months Ended March 31, 2014
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$98,125	$338,797	$(9,892)	$427,030
Service	—	2,810	45,697	—	48,507
Other	—	—	23,346	—	23,346
Total revenues	—	100,935	407,840	(9,892)	498,883
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	77,534	317,471	(9,892)	385,113
Operating	—	7,350	43,428	—	50,778
General and administrative	4,533	2,291	11,912	—	18,736
Depreciation and amortization	435	5,764	17,438	—	23,637
Loss (gain) on disposal of long-lived assets, net	—	10	(68)	—	(58)
Total expenses	4,968	92,949	390,181	(9,892)	478,206
Earnings from equity method investments	20,902	16,627	7,404	(29,971)	14,962
Gain on issuance of common units by equity method investee	8,127	—	—	—	8,127
Operating income	24,061	24,613	25,063	(29,971)	43,766
Other expenses (income):
Interest expense	2,490	4,079	3,475	(817)	9,227
Foreign currency transaction gain	—	—	(683)	—	(683)
Other expense (income), net	(1,797)	—	(67)	817	(1,047)
Total other expenses, net	693	4,079	2,725	—	7,497
Income from continuing operations before income taxes	23,368	20,534	22,338	(29,971)	36,269
Income tax expense	9,780	—	6,746	—	16,526
Income from continuing operations	13,588	20,534	15,592	(29,971)	19,743
Income (loss) from discontinued operations, net of income taxes	—	—	(5)	—	(5)
Net income	13,588	20,534	15,587	(29,971)	19,738
Less: net income attributable to noncontrolling interests	—	—	6,150	—	6,150
Net income attributable to SemGroup	$13,588	$20,534	$9,437	$(29,971)	$13,588
Net income	$13,588	$20,534	$15,587	$(29,971)	$19,738
Other comprehensive loss, net of income taxes	(746)	—	(2,226)	—	(2,972)
Comprehensive income	12,842	20,534	13,361	(29,971)	16,766
Less: comprehensive income attributable to noncontrolling interests	—	—	6,150	—	6,150
Comprehensive income attributable to SemGroup	$12,842	$20,534	$7,211	$(29,971)	$10,616

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

14.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Three Months Ended March 31, 2013
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$37,634	$202,064	$(4,069)	$235,629
Service	—	248	27,409	—	27,657
Other	—	—	24,410	—	24,410
Total revenues	—	37,882	253,883	(4,069)	287,696
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	28,474	187,964	(4,069)	212,369
Operating	—	3,971	36,800	—	40,771
General and administrative	3,918	2,036	11,083	—	17,037
Depreciation and amortization	525	1,978	10,133	—	12,636
Loss (gain) on disposal of long-lived assets, net	—	8	(170)	—	(162)
Total expenses	4,443	36,467	245,810	(4,069)	282,651
Earnings from equity method investments	16,866	18,547	10,439	(28,507)	17,345
Operating income	12,423	19,962	18,512	(28,507)	22,390
Other expenses (income):
Interest expense	(2,016)	803	7,412	(3,803)	2,396
Foreign currency transaction loss	—	—	(167)	—	(167)
Other expense (income), net	24,434	158	(2,762)	3,803	25,633
Total other expenses (income), net	22,418	961	4,483	—	27,862
Income (loss) from continuing operations before income taxes	(9,995)	19,001	14,029	(28,507)	(5,472)
Income tax benefit	(53,418)	—	(588)	—	(54,006)
Income from continuing operations	43,423	19,001	14,617	(28,507)	48,534
Income from discontinued operations, net of income taxes	—	30	2	—	32
Net income	43,423	19,031	14,619	(28,507)	48,566
Less: net income attributable to noncontrolling interests	—	—	5,143	—	5,143
Net income attributable to SemGroup	$43,423	$19,031	$9,476	$(28,507)	$43,423
Net income	$43,423	$19,031	$14,619	$(28,507)	$48,566
Other comprehensive income (loss), net of income taxes	1,416	—	(6,474)	—	(5,058)
Comprehensive income	44,839	19,031	8,145	(28,507)	43,508
Less: comprehensive income attributable to noncontrolling interests	—	—	5,143	—	5,143
Comprehensive income attributable to SemGroup	$44,839	$19,031	$3,002	$(28,507)	$38,365

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

14.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Statements of Cash Flows

	Three Months Ended March 31, 2014
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$1,079	$10,532	$23,174	$(5,887)	$28,898
Cash flows from investing activities:
Capital expenditures	(242)	(42,272)	(14,239)	—	(56,753)
Proceeds from sale of long-lived assets	—	11	684	—	695
Investments in non-consolidated subsidiaries	—	(11,099)	(13,152)	—	(24,251)
Distributions in excess of equity in earnings of affiliates	—	—	2,505	—	2,505
Net cash provided by (used in) investing activities	(242)	(53,360)	(24,202)	—	(77,804)
Cash flows from financing activities:
Debt issuance costs	(93)	—	(62)	—	(155)
Borrowings on credit facilities	140,000	—	46,000	—	186,000
Principal payments on credit facilities and other obligations	(82,000)	—	(46,509)	—	(128,509)
Distributions to noncontrolling interests	—	—	(6,398)	—	(6,398)
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(719)	—	—	—	(719)
Dividends paid	(9,382)	—	—	—	(9,382)
Proceeds from issuance of common stock under employee stock purchase plan	88	—	—	—	88
Excess tax benefit from equity-based awards	1,650	—	—	—	1,650
Intercompany borrowings (advances), net	(48,435)	42,828	135	5,472	—
Net cash provided by (used in) financing activities	1,109	42,828	(6,834)	5,472	42,575
Effect of exchange rate changes on cash and cash equivalents	—	—	1,938	—	1,938
Change in cash and cash equivalents	1,946	—	(5,924)	(415)	(4,393)
Cash and cash equivalents at beginning of period	2,545	—	78,364	(1,558)	79,351
Cash and cash equivalents at end of period	$4,491	$—	$72,440	$(1,973)	$74,958

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

14.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Three Months Ended March 31, 2013
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$4,488	$6,877	$21,028	$(5,090)	$27,303
Cash flows from investing activities:
Capital expenditures	(279)	(11,163)	(10,464)	—	(21,906)
Proceeds from sale of long-lived assets	—	(5)	172	—	167
Investments in non-consolidated subsidiaries	—	(13,376)	(23,049)	—	(36,425)
Proceeds from the sale of interest in SemCrude Pipeline, L.L.C. to Rose Rock Midstream L.P.	189,500	—	—	(189,500)	—
Distributions in excess of equity in earnings of affiliates	—	—	1,114	—	1,114
Net cash provided by (used in) investing activities	189,221	(24,544)	(32,227)	(189,500)	(57,050)
Cash flows from financing activities:
Debt issuance costs	—	—	(1,612)	—	(1,612)
Borrowings on credit facilities	33,500	—	195,974	—	229,474
Principal payments on credit facilities and other obligations	(211,500)	—	(43,506)	—	(255,006)
Proceeds from issuance of Rose Rock Midstream, L.P. common units, net of offering costs	—	—	57,886	—	57,886
Distributions to noncontrolling interests	—	—	(3,624)	—	(3,624)
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(371)	—	—	—	(371)
Intercompany borrowing (advances), net	(21,090)	17,667	(186,402)	189,825	—
Net cash provided by (used in) financing activities	(199,461)	17,667	18,716	189,825	26,747
Effect of exchange rate changes on cash and cash equivalents	—	—	323	—	323
Change in cash and cash equivalents	(5,752)	—	7,840	(4,765)	(2,677)
Cash and cash equivalents at beginning of period	19,123	—	63,844	(2,938)	80,029
Cash and cash equivalents at end of period	$13,371	$—	$71,684	$(7,703)	$77,352

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	ACQUISITIONS

During the year ended December 31, 2013, we completed the following acquisitions:

•
On August 1, 2013, we acquired the equity interest of Mid-America Midstream Gas Services, L.L.C., a wholly owned subsidiary of Chesapeake Energy Corporation (NYSE: CHK), which is the owner of gas gathering and processing assets in the Mississippi Lime play for approximately $313.5 million in cash.

•
On September 1, 2013, our consolidated subsidiary, Rose Rock, acquired the assets of Barcas Field Services, LLC, which owned and operated a crude oil trucking fleet, for $49.0 million in cash. During the three months ended March 31, 2014, we recorded a non-cash adjustment to the purchase price allocation which decreased goodwill and other intangible assets and increased property, plant and equipment by $0.1 million.

•	On August 6, 2013, we completed the acquisition of approximately 5.36% of the general partner of NGL Energy, which increased our ownership of NGL Energy's general partner to 11.78%.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated interim financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (the "SEC").

Overview of Business
Our business is to provide gathering, transportation, storage, distribution, marketing and other midstream services primarily to independent producers, refiners of petroleum products and other market participants located in the Midwest and Rocky Mountain regions of the United States of America (the “U.S.”) and Canada. We, or our significant equity method investees, have an asset base consisting of pipelines, gathering systems, storage facilities, terminals, processing plants and other distribution assets located between North American production and supply areas, including the Gulf Coast, Midwest, Rocky Mountain and Western Canadian regions. We also maintain and operate storage, terminal and marine facilities at Milford Haven in the United Kingdom (the "U.K.") that enable customers to supply petroleum products to markets in the Atlantic Basin. We also operate a network of liquid asphalt cement terminals throughout Mexico. Our operations are conducted directly and indirectly through our six primary business segments – Crude, SemStream®, SemCAMS, SemLogistics, SemMexico, and SemGas®.
Our Property, Plant and Equipment
Our assets include:

•
the 2% general partner interest and a 51.6% limited partner interest in Rose Rock Midstream, L.P. ("Rose Rock"), a publicly traded master limited partnership, which owns an approximately 570-mile crude oil pipeline network in Kansas and Oklahoma and a crude oil storage facility in Cushing, Oklahoma with a capacity of 7.6 million barrels, of which 7.1 million barrels of storage are leased to customers and 0.5 million barrels are for used for crude oil operations;

•
a 51% ownership interest (17% directly and 34% indirectly, through our interest in Rose Rock) in White Cliffs Pipeline, L.L.C. ("White Cliffs"), which owns a 527-mile crude oil pipeline running from Platteville, Colorado to Cushing, Oklahoma (the "White Cliffs Pipeline"), that Crude operates;

•
a 50% interest in Glass Mountain Pipeline, LLC ("Glass Mountain"), which owns a 215-mile crude oil pipeline in western and north central Oklahoma. Construction of this pipeline was completed in January 2014. The pipeline is operated by Rose Rock;

•	9.1 million common units of NGL Energy Partners LP (“NGL Energy”) and an 11.78% interest in NGL Energy Holdings LLC, the general partner of NGL Energy;

•	approximately 2,000 miles of natural gas and NGL transportation, gathering and distribution pipelines in Kansas, Oklahoma, Texas and Alberta, Canada;

•	8.7 million barrels of owned multi-product storage capacity located in the U.K.;

•	12 liquid asphalt cement terminals and modification facilities, with an additional plant currently under construction, and one emulsion distribution terminal in Mexico;

•	majority interest in four natural gas processing plants in Alberta, Canada, with combined operating capacity of 695 million cubic feet per day;

•	four natural gas processing plants in the U.S., with 388 million cubic feet per day of capacity;

•
a modern, sixteen-lane crude oil truck unloading facility with 230,000 barrels of associated storage capacity in Platteville, Colorado which connects to the origination point of the White Cliffs Pipeline;

•	a 37-mile crude oil gathering system with 210,000 barrels of operational storage connected to our Platteville, Colorado crude oil terminal and the origination point of the White Cliffs Pipeline;

•	a 12-mile crude oil pipeline that connects our Platteville, Colorado crude oil terminal to the Tampa, Colorado crude oil market; and

•	a crude oil trucking fleet of over 130 transport trucks and 150 trailers.
We believe that the variety of our petroleum product assets creates opportunities for us and our customers that avoid seasonal fluctuations of less diverse businesses.

Recent Developments
Much of the crude oil produced from shale formations in the U.S. is sweet (i.e., low sulfur), with a relatively high specific gravity. This is not ideal for refineries which were designed to process crude oil that contains more sulfur and with lower specific gravity. We see an opportunity for potential profit by combining various crude oil types to produce a blended crude oil which is well suited to the refiners' preference. In order to acquire the tankage needed for such blending, we have arranged to take several tanks out of leased storage service beginning in May 2014.
Declining demand for sweet gas processing at our West Whitecourt plant threatens continued operations. Accordingly, the plant could be idled in the third quarter of 2014 and SemCAMS will evaluate its options.

Non-GAAP Financial Measures
We define Adjusted gross margin as total revenues minus cost of products sold and unrealized gain (loss) on derivatives. Adjusted gross margin is not a financial measure presented in accordance with GAAP. We believe that the presentation of this non-GAAP financial measure provides useful information to investors in assessing our financial condition and results of operations. Operating income is the GAAP measure most directly comparable to Adjusted gross margin. Our non-GAAP financial measure should not be considered as an alternative to the most directly comparable GAAP financial measure. This non-GAAP financial measure has important limitations as an analytical tool because it excludes some, but not all, items that affect the most directly comparable GAAP financial measure. You should not consider Adjusted gross margin as a substitute for analysis of our results as reported under GAAP. Because Adjusted gross margin may be defined differently by other companies in our industry, our definition of this non-GAAP financial measure may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.
Management compensates for the limitation of Adjusted gross margin as an analytical tool by reviewing the comparable GAAP measure, understanding the difference between Adjusted gross margin on the one hand, and operating income on the other hand, and incorporating this knowledge into its decision-making processes. We believe that investors benefit from having access to the same financial measure that our management uses in evaluating our operating results.

Results of Operations
Consolidated Results of Operations

	Three Months Ended March 31,
(in thousands)	2014	2013
Revenue	$498,883	$287,696
Expenses
Costs of products sold	385,113	212,369
Operating	50,778	40,771
General and administrative	18,736	17,037
Depreciation and amortization	23,637	12,636
Gain on disposal of long-lived assets, net	(58)	(162)
Total expenses	478,206	282,651
Earnings from equity method investments	14,962	17,345
Gain on issuance of common units by equity method investee	8,127	—
Operating income	43,766	22,390
Other expenses (income):
Interest expense	9,227	2,396
Other expense (income), net	(1,730)	25,466
Total other expenses, net	7,497	27,862
Income (loss) from continuing operations before income taxes	36,269	(5,472)
Income tax expense (benefit)	16,526	(54,006)
Income from continuing operations	19,743	48,534
Income (loss) from discontinued operations, net of income taxes	(5)	32
Net income	$19,738	$48,566
Revenue and Expenses
Revenue and expenses are analyzed by operating segment below.
General and administrative expense
A portion of general and administrative expenses of each corporate department is allocated to the segments based on criteria such as actual usage, headcount and estimates of effort or benefit. The method for allocating cost is based on the type of service being provided. For example, internal audit costs are based on an estimate of effort attributable to a segment. In contrast, accounting department costs are allocated based on the number of transactions processed for a given segment compared to the total number processed.
Interest expense
Interest expense increased in the three months ended March 31, 2014 to $9.2 million from $2.4 million in the three months ended March 31, 2013. The increase in interest expense is due to the increase in the outstanding debt balance to $672.6 million at March 31, 2014 from $180.6 million at March 31, 2013. The increase in total outstanding debt is primarily attributable to the issuance of $300 million of 7.5% senior notes in the second quarter of 2013. Also contributing to the increase in total outstanding debt is an increase in the SemGroup revolver balance of $104.5 million and an increase in the revolver balance at Rose Rock of $92.0 million.
Other expense, net
Other income was $1.7 million for the three months ended March 31, 2014, compared to other expense of $25.5 million for the same period in 2013. Other expense for all periods presented was comprised primarily of gains or losses due to the change in the fair value of our outstanding warrants.

Income tax expense (benefit)
The effective tax rate was 46% and 987% for the three months ended March 31, 2014 and 2013. The rate for the three months ended March 31, 2014 is impacted by $3.1 million Canadian withholding tax paid on remittances to the U.S. The rate for the three months ended March 31, 2013 is impacted by a discrete tax benefit of $50.9 million for the partial release of our valuation allowance. Significant items that impacted the effective tax rate for each period, as compared to the U.S. federal statutory rate of 35%, include earnings in foreign jurisdictions taxed at lower rates, a noncontrolling interest in Rose Rock for which taxes are not provided, warrant expense which is not deductible for tax purposes, and the impact of the valuation allowance or release recorded against our deferred tax assets. Further, the foreign earnings are taxed in foreign jurisdictions as well as in the U.S., since they are disregarded entities for U.S. federal income tax purposes. Deferred tax liabilities, with the exception of those related to certain long-lived assets, have been considered as a source of future taxable income in establishing the amount of the valuation allowance. These combined factors, and the magnitude of permanent items impacting the tax rate relative to income from continuing operations before income taxes, result in rates that are not comparable between the periods.

Results of Operations by Reporting Segment
Crude

	Three Months Ended March 31,
(in thousands)	2014	2013
Revenue	$292,514	$171,232
Expenses
Costs of products sold	254,537	148,451
Operating	15,139	5,738
General and administrative	3,942	3,850
Depreciation and amortization	11,482	3,507
Loss (gain) on disposal of long-lived assets, net	(34)	—
Total expenses	285,066	161,546
Earnings from equity method investment	11,371	10,429
Operating income	$18,819	$20,115
Three months ended March 31, 2014 versus three months ended March 31, 2013
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

	Three Months Ended March 31,
(in thousands)	2014	2013
Reconciliation of operating income to Adjusted gross margin:
Operating income	$18,819	$20,115
Add:
Operating expense	15,139	5,738
General and administrative expense	3,942	3,850
Depreciation and amortization expense	11,482	3,507
Loss (gain) on disposal of long-lived assets, net	(34)	—
Less:
Unrealized gain (loss) on derivatives	(606)	468
Earnings from equity method investment	11,371	10,429
Adjusted gross margin	$38,583	$22,313
The following table shows the Adjusted gross margin generated by our fee-based services, our fixed-margin transactions and our marketing activities for the three months ended March 31, 2014 and 2013 (in thousands):

Three Months Ended March 31, 2014	Storage	Transportation (1)	Marketing Activities	Other (2)	Total
Revenues	$8,480	$20,311	$260,454	$3,269	$292,514
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	254,537	—	254,537
Less: Unrealized gain (loss) on derivatives	—	—	(606)	—	(606)
Adjusted gross margin	$8,480	$20,311	$6,523	$3,269	$38,583

(1)	Transportation revenue is comprised of $3.0 million, $13.5 million and $3.8 million, related to pipeline transportation (fixed-fee), trucking (fixed-fee) and buy/sells (fixed margin), respectively.

(2)	This category includes fee-based services such as unloading and ancillary storage terminal services.

Three Months Ended March 31, 2013	Storage	Transportation (1)	Marketing Activities	Other (2)	Total
Revenues	$8,367	$5,776	$153,816	$3,273	$171,232
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	148,451	—	148,451
Less: Unrealized gain on derivatives	—	—	468	—	468
Adjusted gross margin	$8,367	$5,776	$4,897	$3,273	$22,313

(1)	Transportation revenue is comprised of $0.9 million and $4.9 million, related to pipeline transportation (fixed-fee) and buy/sells (fixed margin), respectively.

(2)	This category includes fee-based services such as unloading and ancillary storage terminal services.

Adjusted Gross Margin
Adjusted gross margin increased in the three months ended March 31, 2014, to $38.6 million from $22.3 million in the three months ended March 31, 2013, due to:

•
an increase in pipeline transportation volumes of approximately 3.4 million barrels, resulting in a $1.1 million increase in Adjusted gross margin during the three months ended March 31, 2014, compared to the same period in 2013 due to a higher concentration of short-haul activity;

•	truck transportation volumes of 3.8 million barrels generating an additional $13.5 million in Adjusted gross margin;

•	a decrease in pumpover activity at Cushing, resulting in a $0.2 million decrease in Adjusted gross margin during the three months ended March 31, 2014, compared to the same period in 2013;

•
an increase in unloading volumes from our Platteville operations of approximately 0.1 million barrels, contributing an additional $0.1 million Adjusted gross margin, during the three months ended March 31, 2014, compared to the same period in 2013;

•
an increase in marketing volume of approximately 2.3 million barrels in the three months ended March 31, 2014, over the same period in 2013, offset by a lower spread between the purchase and sale price for volumes of crude oil sold, as the excess of our average sales price per barrel over our average purchase cost per barrel decreased to approximately $1.74 for the three months ended March 31, 2014, from approximately $2.26 for the three months ended March 31, 2013. This resulted in a $1.6 million increase in Adjusted gross margin during the three months ended March 31, 2014, compared to the same period in 2013; and

•
an increase in the average Cushing storage capacity to 7.6 million barrels for the three months ended March 31, 2014, from 7.25 million barrels for the three months ended March 31, 2013, contributing an additional $0.2 million Adjusted gross margin.

Operating expense
Operating expense increased to $15.1 million in the three months ended March 31, 2014, from $5.7 million for the three months ended March 31, 2013. Approximately $10.5 million of the increase is attributable to the newly acquired trucking fleet, offset with reductions in employee expense, field expense and outside services, of approximately $0.6 million, $0.3 million and $0.2 million, respectively, exclusive of amounts related to trucking.
General and administrative
General and administrative expense remained flat at $3.9 million in the three months ended March 31, 2014 and 2013.
Depreciation and amortization expense
Depreciation and amortization expense increased to $11.5 million in the three months ended March 31, 2014, from $3.5 million in the three months ended March 31, 2013. Approximately $5.4 million of the depreciation expense increase is due to a revision of the estimated useful life relating to a 62-mile section of the Kansas and Oklahoma pipeline system. An additional $1.8 million in depreciation expense is due to project completions and the acquisition of the crude oil trucking fleet. Amortization expense increased $0.8 million due to a contract acquired as part of the crude oil trucking fleet acquisition in 2013.
Earnings from equity method investment
Crude’s equity method investments are in White Cliffs and Glass Mountain. Earnings from White Cliffs increased in the three months ended March 31, 2014, to $11.1 million from $10.4 million in the three months ended March 31, 2013. This increase is due to increased volume transported by White Cliffs. As a result of the January 2014 start-up, earnings from Glass Mountain Pipeline increased in the three months ended March 31, 2014 to $0.3 million from zero in the three months ended March 31, 2013.

SemStream
On November 1, 2011, we contributed the primary operating assets of our SemStream segment to NGL Energy in exchange for a limited partnership interest and a general partnership interest in NGL Energy and cash. The results of operations shown below reflect corporate overhead allocations, minor adjustments and the earnings from our equity method investment in NGL Energy. We include our share of NGL Energy's earnings on a one quarter lag because we do not receive their financial statements in sufficient time to apply the equity method to the current period. In addition, our limited partnership interest was diluted as a result of NGL Energy's public equity offering and acquisition during the fourth quarter of 2013. Accordingly, we recorded a non-cash gain of $8.1 million in the first quarter of 2014.
For additional information about NGL Energy's results for the quarter ended December 31, 2013, see the NGL Energy Form 10-Q for such period filed with the SEC.

	Three Months Ended March 31,
(in thousands)	2014	2013
Revenue	$—	$—
Expenses
Costs of products sold	—	—
Operating	—	1
General and administrative	113	156
Depreciation and amortization	—	—
Loss on disposal of long-lived assets, net	—	6
Total expenses	113	163
Earnings from equity method investment	3,591	6,916
Gain on issuance of common units by equity method investee	8,127	—
Operating income	$11,605	$6,753

SemLogistics

	Three Months Ended March 31,
(in thousands)	2014	2013
Revenue	$4,790	$3,035
Expenses
Costs of products sold	350	—
Operating	2,080	1,839
General and administrative	1,422	1,120
Depreciation and amortization	2,495	2,340
Total expenses	6,347	5,299
Operating loss	$(1,557)	$(2,264)
Three months ended March 31, 2014 versus three months ended March 31, 2013
Revenue
Revenue in the three months ended March 31, 2014, increased to $4.8 million from $3.0 million for the three months ended March 31, 2013. The increase is due primarily to increased storage revenue as a result of improvement in both volume stored and rates.
High crude oil prices and backwardated market conditions (i.e., prices for future deliveries are lower than current prices) exist today and are forecast to continue throughout 2014. These factors have a negative effect on storage economics. As a result, the demand for storage is depressed and we have experienced difficulty securing contract renewals and replacement of long-term contracts.
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
General
In every category of expense, the amounts for the first quarter of 2014 are roughly equivalent to those of the first quarter of 2013.

SemCAMS

	Three Months Ended March 31,
(in thousands)	2014	2013
Revenue	$39,283	$35,781
Expenses
Costs of products sold	67	183
Operating	23,666	26,884
General and administrative	3,980	4,145
Depreciation and amortization	2,829	2,656
Total expenses	30,542	33,868
Operating income	$8,741	$1,913
Three months ended March 31, 2014 versus three months ended March 31, 2013
Revenue
Revenue in the three months ended March 31, 2014, increased to $39.3 million from $35.8 million for the three months ended March 31, 2013. This increase is primarily due to increased fees of $6.6 million and operating cost recoveries of $2.6 million, offset in part by foreign exchange loss of $3.7 million. In addition, the first quarter of 2013 included a net benefit from turnaround activity of approximately $2.2 million which did not reoccur in the first quarter of 2014.
Operating expense
Operating expense in the three months ended March 31, 2014, decreased to $23.7 million from $26.9 million for the three months ended March 31, 2013. This decrease is primarily due to the absence of turnaround costs in 2014, foreign exchange gain and lower contract labor costs of $2.3 million, $2.1 million and $1.2 million, respectively. These decreases were offset, in part, by increases in materials and chemicals, salaries and power and fuel expenses of $1.7 million, $0.5 million and $0.3 million, respectively.

SemMexico

	Three Months Ended March 31,
(in thousands)	2014	2013
Revenue	$71,610	$42,994
Expenses
Costs of products sold	61,469	38,649
Operating	2,449	2,165
General and administrative	2,751	2,222
Depreciation and amortization	1,427	1,480
Gain on disposal of long-lived assets, net	(28)	(166)
Total expenses	68,068	44,350
Operating income (loss)	$3,542	$(1,356)
Three months ended March 31, 2014 versus three months ended March 31, 2013
Revenue
Revenue increased in the three months ended March 31, 2014, to $71.6 million from $43.0 million in the three months ended March 31, 2013. This increase was primarily the result of an increase in sales volumes to 103,087 metric tons for the three months ended March 31, 2014, from 61,861 metric tons for the same period in 2013. The increase in volume in 2014 is due to the release of funding by the federal government for infrastructure projects. The average sale price in both 2014 and 2013 was approximately $695 per metric ton.

Costs of products sold
Costs of products sold increased in the three months ended March 31, 2014 to $61.5 million from $38.6 million in the three months ended March 31, 2013. On a per unit basis, the cost of products sold decreased to $596 per metric ton in the three months ended March 31, 2014, from $625 per metric ton for the same period in 2013. The decrease in the average cost per metric ton is due primarily to a decrease in asphalt prices between the periods.
General and administrative
General and administrative expense increased in the three months ended March 31, 2014, to $2.8 million from $2.2 million in the three months ended March 31, 2013. The variance is primarily due to increased sales commissions and severance payments, outside services (taxes) and corporate overhead allocation of $0.2 million, $0.1 million and $0.1 million, respectively.

SemGas

	Three Months Ended March 31,
(in thousands)	2014	2013
Revenue	$100,578	$38,739
Expenses
Costs of products sold	78,582	29,171
Operating	7,444	4,144
General and administrative	1,972	1,591
Depreciation and amortization	4,969	2,128
Loss (gain) on disposal of long-lived assets, net	4	(2)
Total expenses	92,971	37,032
Operating income	$7,607	$1,707
Three months ended March 31, 2014 versus three months ended March 31, 2013
Revenue
Revenue increased in the three months ended March 31, 2014, to $100.6 million from $38.7 million for the three months ended March 31, 2013. This increase is the result of higher sales volume (17,895 MMcf versus 8,703 MMcf), and a higher sales price per unit ($5.62/Mcf versus $4.45/Mcf). The increase in volume is primarily a result of increased drilling and production in the area served by our gas plants in northern Oklahoma, the commissioning of a 125 MMcf/day processing plant at Hopeton, Oklahoma in June 2013 and the start-up of the new Rose Valley 1 processing plant in March 2014.
Costs of products sold
Costs of products sold increased in the three months ended March 31, 2014, to $78.6 million from $29.2 million in the three months ended March 31, 2013. This increase is primarily related to higher volume and lower prices as described above.
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
The following table shows the Adjusted gross margin generated in the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
(in thousands)	2014	2013
Revenue	$100,578	$38,739
Less: Cost of products sold, exclusive of depreciation	78,582	29,171
Less: Unrealized gain (loss) on derivatives	—	—
Adjusted gross margin	$21,996	$9,568
The following table presents a reconciliation of operating income (loss) to Adjusted gross margin, the most directly comparable GAAP financial measure for each of the periods indicated.

	Three Months Ended March 31,
(in thousands)	2014	2013
Reconciliation of operating income to Adjusted gross margin:
Operating income	$7,607	$1,707
Add:
Operating expense	7,444	4,144
General and administrative expense	1,972	1,591
Depreciation and amortization expense	4,969	2,128
Loss (gain) on disposal of long-lived assets	4	(2)
Adjusted gross margin	$21,996	$9,568
Operating expense
Operating expense increased in the three months ended March 31, 2014, to $7.4 million from $4.1 million for the three months ended March 31, 2013. This increase is due primarily to higher equipment leases, field expenses (which includes materials and supplies, lubricants, water disposal, electricity and fuel), employment expenses, insurance and outside services of approximately $1.5 million, $0.5 million, $0.4 million, $0.3 million and $0.3 million, respectively.
General and administrative
General and administrative expense increased in the three months ended March 31, 2014, by approximately $0.4 million compared to the three months ended March 31, 2013. This increase is due primarily to higher corporate allocations and employment costs of approximately $0.3 million and $0.2 million, respectively.
Depreciation and amortization
Depreciation and amortization expense increased in the three months ended March 31, 2014, to $5.0 million from $2.1 million in the three months ended March 31, 2013. Depreciation increased by approximately $1.1 million between the periods reflecting the addition of approximately $104 million in property, plant and equipment. Amortization expense increased by approximately $1.8 million between the periods due to amortization of the intangible asset related to our twenty year contract with certain affiliates of Chesapeake and Sinopec.

Other and Eliminations

	Three Months Ended March 31,
(in thousands)	2014	2013
Revenue	$(9,892)	$(4,085)
Expenses
Costs of products sold	(9,892)	(4,085)
General and administrative	4,556	3,953
Depreciation and amortization	435	525
Total expenses	(4,901)	393
Operating loss	$(4,991)	$(4,478)
Other and Eliminations is not an operating segment. This table is included to permit the reconciliation of segment information to that of the consolidated Company.

Liquidity and Capital Resources
Sources and Uses of Cash
Our principal sources of short-term liquidity are cash generated from our operations and borrowings under our revolving credit facilities. The consolidated cash balance on March 31, 2014 (including restricted cash) was $82.6 million. Of this amount, $54.2 million was held in Canada and may be subject to tax if transferred to the U.S., and $3.2 million is restricted cash set aside for settlement of pre-petition claims. Potential sources of long-term liquidity include issuances of debt securities and equity securities and the sale of assets. Our primary cash requirements currently are operating expenses, capital expenditures, our quarterly dividends and quarterly distributions to unitholders of our subsidiary, Rose Rock. In general, we expect to fund:

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
Our ability to meet our financing requirements and fund our planned capital expenditures will depend on our future operating performance and distributions from our equity investments, which will be affected by prevailing economic conditions in our industry. In addition, we are subject to conditions in the debt and equity markets for any issuances of debt securities and equity securities including common units in Rose Rock. There can be no assurance we will be able or willing to access the public or private markets in the future. If we would be unable or unwilling to access those markets, we could be required to restrict future expansion capital expenditures and potential future acquisitions.
We believe our cash from operations and our remaining borrowing capacity allow us to manage our day-to-day cash requirements, distribute our quarterly dividends, distribute the minimum quarterly distribution on Rose Rock's outstanding common units and meet our capital expenditures commitments for the coming year.
Cash Flows
The following table summarizes our changes in unrestricted cash for the periods presented:

	Three Months Ended March 31,
(in thousands)	2014	2013
Statement of cash flow data:
Cash flows provided by (used in):
Operating activities	$28,898	$27,303
Investing activities	(77,804)	(57,050)
Financing activities	42,575	26,747
Subtotal	(6,331)	(3,000)
Effect of exchange rate on cash and cash equivalents	1,938	323
Change in cash and cash equivalents	(4,393)	(2,677)
Cash and cash equivalents at beginning of period	79,351	80,029
Cash and cash equivalents at end of period	$74,958	$77,352
Operating Activities
The components of operating cash flows can be summarized as follows:

	Three Months Ended March 31,
(in thousands)	2014	2013
Net income	$19,738	$48,566
Non-cash expenses, net	27,708	(15,952)
Changes in operating assets and liabilities	(18,548)	(5,311)
Net cash flows provided by operating activities	$28,898	$27,303
Non-cash expenses increased $43.7 million to $27.7 million for the three months ended March 31, 2014 from $16.0 million income for the three months ended March 31, 2013. This increase is comprised primarily of a $65.3 million increase in deferred tax expense, which is due to the release of a valuation allowance on our net operating loss carryforward deferred tax assets in the prior year, a $26.8 million decrease in expense on the change in the fair value of warrants due to decreasing market prices compared to the same prior year period, an $11.0 million increase in depreciation and amortization expense primarily due to a reduction of the estimated useful life of certain Crude assets and additional assets placed in-service from acquisitions and capital projects, a $5.7 million increase in earnings from equity method investments including an $8.1 million gain in the current period related to an equity issuance by our investee, a $1.6 million adjustment for excess tax benefit on vesting of non-cash equity compensation awards, a $1.1 million increase in non-cash equity compensation and a $1.1 million increase due to net unrealized loss related to our derivative instruments. All other non-cash expenses for the three months ended March 31, 2014 remained relatively comparable to the three months ended March 31, 2013.
Changes in operating assets and liabilities for the three months ended March 31, 2014 generated a net decrease in operating cash flows of $18.5 million, consisting primarily of an increase of $58.9 million in accounts receivable, an increase of $49.8 million in accounts payable and accrued liabilities, a decrease of $3.7 million in inventories, a decrease of $15.0 million in receivables from affiliates and a decrease of $24.1 million in payables to affiliates. These changes were primarily a result of our Crude and SemGas segments' operating activities.
Changes in operating assets and liabilities for the three months ended March 31, 2013 generated a net decrease in operating cash flows of $5.3 million, consisting primarily of an increase of $5.0 million in accounts receivable driven by Crude segment operating activity and a decrease of $4.3 million in other current assets due to the amortization of prepaid expenses.
Investing Activities
For the three months ended March 31, 2014, we had net cash outflows of $77.8 million from investing activities, due primarily to $56.8 million of capital expenditures and $24.3 million of investments in non-consolidated subsidiaries, partially offset by investing cash inflows of $2.5 million of distributions in excess of equity in earnings of affiliates. Year to date capital expenditures primarily relate to Rose Rock's Cushing expansion and transportation projects and SemGas' Northern Oklahoma expansion projects. Investments in non-consolidated subsidiaries represents investments in Glass Mountain Pipeline and the White Cliffs pipeline expansion project. Distributions in excess of equity earnings represent returns of investment from White Cliffs.
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
Financing Activities
For the three months ended March 31, 2014, we had net cash inflows of $42.6 million from financing activities, which related to borrowings on long-term debt of $186.0 million, partially offset by principal payments of $128.5 million, dividends paid of $9.4 million and distributions to non-controlling interests of $6.4 million. Net borrowings were used primarily for capital expenditures.
For the three months ended March 31, 2013, we had net cash inflows of $26.7 million from financing activities, which related to borrowings on long-term debt of $229.5 million and $57.9 million in proceeds from the issuance of Rose Rock limited partner units, partially offset by principal payments of $255.0 million and distributions to non-controlling interests of $3.6 million.

Long-term Debt
SemGroup Senior Unsecured Notes
At March 31, 2014, we had $300 million of 7.5% senior unsecured notes due 2021 (the "Notes") outstanding. The Notes are governed by an indenture, as supplemented, between the Company and its subsidiary Guarantors and Wilmington Trust, N.A., as trustee (the "Indenture"). See Note 8 of the accompanying condensed consolidated financial statements for additional information. The Indenture includes customary covenants and events of default.
At March 31, 2014, we were in compliance with the terms of the Indenture.
SemGroup Revolving Credit Facility
At March 31, 2014, we had $128 million in cash borrowings outstanding under our $500 million revolving credit facility. In addition, we had $4.0 million in outstanding letters of credit on that date. The maximum letter of credit capacity under this facility is $250 million. The facility can be increased by an additional $100 million. The credit agreement expires on December 11, 2018.
The credit agreement includes customary affirmative and negative covenants. At March 31, 2014, we were in compliance with the terms of the credit agreement.

Rose Rock Revolving Credit Facility
At March 31, 2014, Rose Rock had $244.5 million in cash borrowings outstanding under its $585 million revolving credit facility. There were $42.4 million in outstanding letters of credit. The maximum letter of credit capacity under this facility is $150 million. The facility can be increased by up to $200 million. The credit agreement expires on September 20, 2018.
The credit agreement includes customary affirmative and negative covenants and also restricts Rose Rock’s ability to make certain types of payments including cash distributions to unitholders, however, Rose Rock may make those distributions unless Rose Rock is in default under the credit agreement or the distribution could result in a default. At March 31, 2014, Rose Rock was in compliance with the terms of the credit agreement.
SemMexico Credit Facilities
At March 31, 2014, we had no borrowings outstanding under a 56 million Mexican pesos (U.S. $4.3 million at the March 31, 2014 exchange rate) SemMexico credit facility, which matures in July 2014. SemMexico had no outstanding borrowings under a 44 million Mexican pesos (U.S. $3.4 million at the March 31, 2014 exchange rate) credit facility which matures in June 2015. At March 31, 2014, SemMexico had 352.0 million Mexican pesos (U.S. $26.9 million at the March 31, 2014 exchange rate) in outstanding letters of credit.
At March 31, 2014, we were in compliance with the terms of these facilities.
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

Projected capital expenditures for 2014 are estimated at $363 million in expansion projects including capital contributions to affiliates for funding growth projects, and $52 million in maintenance projects. These estimates may change as future events unfold. See "Cautionary Note Regarding Forward-Looking Statements." During the three months ended March 31, 2014, we spent $81 million (cash basis) on capital projects, including capital contributions to affiliates for funding growth projects.
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
SemGroup Dividends
The table below shows dividends declared and/or paid by SemGroup during 2014 and 2013.

Quarter Ended	Record Date	Payment Date	Dividend Per Share
June 30, 2013	May 20, 2013	May 30, 2013	$0.19
September 30, 2013	August 19, 2013	August 30, 2013	$0.20
December 31, 2013	November 22, 2013	December 3, 2013	$0.21
March 31, 2014	March 10, 2014	March 20, 2014	$0.22
June 30, 2014	May 19, 2014	May 29, 2014	$0.24
Rose Rock Distributions
The table below shows cash distributions declared and/or paid by Rose Rock during 2014 and 2013.

Quarter Ended	Record Date	Payment Date	Distribution Per Unit
December 31, 2012	February 4, 2013	February 14, 2013	$0.4025
March 31, 2013	May 6, 2013	May 15, 2013	$0.4300
June 30, 2013	August 5, 2013	August 14, 2013	$0.4400
September 30, 2013	November 5, 2013	November 14, 2013	$0.4500
December 31, 2013	February 4, 2014	February 14, 2014	$0.4650
March 31, 2014	May 5, 2014	May 15, 2014	$0.4950
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

Customer Concentration
Shell Trading (US) Company, a customer of our Crude segment, accounted for more than 10% of our consolidated revenue for the three months ended March 31, 2014, at approximately 31%. Although we have contracts with customers of varying durations, if one or more of our major customers were to default on their contract, or if we were unable to renew our contract with one or more of these customers on favorable terms, we might not be able to replace any of these customers in a timely fashion, on favorable terms or at all. In any of these situations, our revenues and our ability to pay cash dividends to our stockholders may be adversely affected. We expect our exposure to risk of non-payment or non-performance to continue as long as we remain substantially dependent on a relatively small number of customers for a substantial portion of our Adjusted gross margin.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined by Item 303 of Regulation S-K.
Commitments
There have been no material changes to our contractual obligations outside the ordinary course of our business from those previously disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013, although the value of product purchase commitments is less at March 31, 2014 than it was at March 31, 2013.
We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We establish a margin for these purchases by entering into various types of physical and financial sale and exchange transactions through which we seek to maintain a position that is substantially balanced between purchases on the one hand and sales and future delivery obligations on the other. We account for derivatives at fair value with the exception of commitments which have been designated as normal purchases and sales for which we do not record assets or liabilities related to these agreements until the product is purchased or sold. At March 31, 2014, such commitments included the following (volumes and dollars in thousands):

	Volume (Barrels)	Value
Fixed price purchases	100	$9,027
Fixed price sales	115	$11,525
Floating price purchases	11,593	$1,123,992
Floating price sales	13,901	$1,218,407
Certain of the commitments shown in the table above relate to agreements to purchase product from a counterparty and to sell a similar amount of product (in a different location) to the same counterparty. Many of the commitments shown in the table above are cancellable by either party, as long as notice is given within the time frame specified in the agreement (generally 30 to 120 days).
Our SemGas segment has a take or pay contractual obligation related to the fractionation of natural gas liquids. This obligation began in July 2011 and continues through June 2023, subsequent to the extension of the agreement in the second quarter of 2013. On March 31, 2014, approximately $25.8 thousand was due under the contract and the amount of future obligation is approximately $84.7 million. SemGas further has a take or pay contractual obligation related to pipeline transportation. This obligation will begin in April 2014 and continue through October 2014. The amount of future obligation is approximately $1.3 million. In addition, our SemGas segment enters into contracts under which we are responsible for marketing the majority of the gas and natural gas liquids produced by the counterparties to the agreements. During the three months ended March 31, 2014, the majority of SemGas’ revenues were generated from such contracts.

Critical Accounting Policies and Estimates
For disclosure regarding our critical accounting policies and estimates, see the discussion under the caption “Critical Accounting Policies and Estimates” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.

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
We are exposed to various market risks, including changes in (i) petroleum prices, particularly crude oil, natural gas and natural gas liquids, (ii) interest rates and (iii) currency exchange rates. We may use from time-to-time various derivative instruments to manage such exposure. Our risk management policies and procedures are designed to monitor physical and financial commodity positions and the resulting outright commodity price risk as well as basis risk resulting from differences in commodity grades, purchase and sales locations and purchase and sale timing. We have a risk management function that has responsibility and authority for our Comprehensive Risk Management Policy, which governs our enterprise-wide risks, including the market risks discussed in this item. Subject to our Comprehensive Risk Management Policy, our finance and treasury function has responsibility and authority for managing exposure to interest rates and currency exchange rates. To manage the risks discussed above, we engage in price risk management activities.
Commodity Price Risk
The table below outlines the range of NYMEX prompt month daily settle prices for crude oil and natural gas futures, and the range of daily propane spot prices provided by an independent, third-party broker for the three months ended March 31, 2014 and March 31, 2013 and the year ended December 31, 2013.

	Light Sweet Crude Oil Futures (Barrel)	Mont Belvieu (Non-LDH) Spot Propane (Gallon)	Henry Hub Natural Gas Futures (MMBtu)
Three Months Ended March 31, 2014
High	$104.92	$1.70	$6.15
Low	$91.66	$1.03	$4.01
High/Low Differential	$13.26	$0.67	$2.14

Three Months Ended March 31, 2013
High	$97.94	$0.97	$4.07
Low	$90.12	$0.79	$3.11
High/Low Differential	$7.82	$0.18	$0.96

Year Ended December 31, 2013
High	$110.53	$1.31	$4.46
Low	$86.68	$0.79	$3.11
High/Low Differential	$23.85	$0.52	$1.35

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
However, the SemGas segment has exposure to commodity price risk because of the nature of certain contracts for which our fee is based on a percentage of proceeds or index related to the prices of natural gas, natural gas liquids and condensate. Given current volumes, liquid recoveries and contract terms, we estimate the following sensitivities over the next twelve months:

•	A $0.10 change in natural gas price results in approximately a $352 thousand impact to Adjusted gross margin.

•	A $0.10 change in natural gas liquids prices (Conway and Mont Belvieu) results in approximately a $2.7 million impact to Adjusted gross margin.

•	A $10.00 change in condensate price results in approximately a $4.5 million impact to Adjusted gross margin.
The above sensitivities may be impacted by changes in contract mix, change in production or other factors which are outside of our control.
Additionally, based on our open derivative contracts at March 31, 2014, an increase in the applicable market price or prices for each derivative contract would result in a decrease in our crude oil sales revenues. Likewise, a decrease in the applicable market price or prices for each derivative contract would result in an increase in our crude oil sales revenues. However, the increases or decreases in crude oil sales revenues we recognize from our open derivative contracts are substantially offset by higher or lower crude oil sales revenues when the physical sale of the product occurs. These contracts may be for the purchase or sale of crude oil or in markets different from the physical markets in which we are attempting to hedge our exposure, or may have timing differences relative to the physical markets. As a result of these factors, our hedges may not eliminate all price risks.
The notional volumes and fair value of our commodity derivatives open positions as well as the change in fair value that would be expected from a 10% market price increase or decrease is shown in the table below (in thousands):

	Notional Volume (Barrels)	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease	Settlement Date
Crude oil:
Futures contracts	225	$(666)	$(2,286)	$2,286	April 2014
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
Interest Rate Risk
We use variable rate debt and are exposed to market risk due to the floating interest rates on our credit facilities. Therefore, from time-to-time we may use interest rate derivatives to manage interest obligations on specific debt issuances. Our variable rate debt bears interest at LIBOR or prime, subject to certain floors, plus the applicable margin. At March 31, 2014, an increase in these base rates of 1%, above the base rate floors, would increase our interest expense by $0.9 million for the three months ended March 31, 2014.
The average interest rates presented below are based upon rates in effect at March 31, 2014 and December 31, 2013. The carrying value of the variable rate instruments in our credit facilities approximate fair value primarily because our rates fluctuate with prevailing market rates.
The following table summarizes our debt obligations:

Liabilities	March 31, 2014	December 31, 2013
Short-term debt - variable rate	$0.0 million	$0.0 million
Average interest rate	0.00%	0.00%
Long-term debt - variable rate	$372.5 million	$315.0 million
Average interest rate	2.47%	2.28%
Long-term debt - fixed rate	$300.0 million	$300.0 million
Fixed interest rate	7.50%	7.50%

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
A 10% change in the average exchange rate during the three months ended March 31, 2014, would change operating income by $1.7 million.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act), are effective as of March 31, 2014. This conclusion is based on an evaluation conducted under the supervision and participation of our Chief Executive Officer and Chief Financial Officer along with our management. Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2014, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes to the risk factors involving us from those previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases of our common stock by us during the quarter ended March 31, 2014:

	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2014 - January 31, 2014	5,483	$65.23	—	—
February 1, 2014 - February 28, 2014	5,200	63.60	—	—
March 1, 2014 - March 31, 2014	437	67.32	—	—
Total	11,120	$64.55	—	—

(1)	Represents shares of common stock acquired from certain of our officers for payment of taxes associated with the vesting of restricted stock awards.
(2)	The price paid per common share represents the closing price as posted on the New York Stock Exchange on the day that the stock was repurchased.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
Not applicable

Item 5.	Other Information
None

Item 6.	Exhibits
The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
10.1
Agreement of Termination of Employment Agreement dated as of March 6, 2014, by and among SemManagement, L.L.C., SemGroup Corporation and Norman J. Szydlowski (filed as Exhibit 10.1 to our current report on Form 8-K dated March 6, 2014, filed March 12, 2014, and incorporated herein by reference).

10.2
Employment Agreement dated as of March 6, 2014, by and among SemManagement, L.L.C., SemGroup Corporation, Rose Rock Midstream GP, LLC and Carlin G. Conner (filed as Exhibit 10.2 to our current report on Form 8-K dated March 6, 2014, filed March 12, 2014, and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Carlin G. Conner, Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.
32.1	Section 1350 Certification of Carlin G. Conner, Chief Executive Officer.
32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2014	SEMGROUP CORPORATION

	By:	/s/ Robert N. Fitzgerald
Robert N. Fitzgerald
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX
The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
10.1
Agreement of Termination of Employment Agreement dated as of March 6, 2014, by and among SemManagement, L.L.C., SemGroup Corporation and Norman J. Szydlowski (filed as Exhibit 10.1 to our current report on Form 8-K dated March 6, 2014, filed March 12, 2014, and incorporated herein by reference).

10.2
Employment Agreement dated as of March 6, 2014, by and among SemManagement, L.L.C., SemGroup Corporation, Rose Rock Midstream GP, LLC and Carlin G. Conner (filed as Exhibit 10.2 to our current report on Form 8-K dated March 6, 2014, filed March 12, 2014, and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Carlin G. Conner, Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.
32.1	Section 1350 Certification of Carlin G. Conner, Chief Executive Officer.
32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.