Form 10-K/A
period 2013-12-31
SemGroup Corp
filed 2014-05-30
CIK 1489136

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, in connection with the registrant’s Annual Stockholders’ Meeting held on May 15, 2014, are incorporated by reference into Part III of this Form 10-K

Explanatory Note

This Amendment No. 1 (“Amendment No. 1”) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2014 (the “Form 10-K”), is being filed for the purpose of providing separate financial statements of NGL Energy Partners LP (“NGL Energy”) in accordance with Rule 3-09 of Regulation S-X.  As indicated in the Form 10-K, NGL Energy is an equity method investee in which the Registrant owns 9.1 million common units and an 11.78% interest in the general partner of NGL Energy.  NGL Energy’s fiscal year ends on March 31 of each year, and as such, NGL Energy’s financial statements for the fiscal year ended March 31, 2014 were not available until after the date the Form 10-K was filed and, accordingly, the Registrant is filing the required NGL Energy financial statements with this Amendment No. 1.  NGL Energy is solely responsible for the form and content of the NGL Energy financial statements provided herewith.

As required by the rules of the SEC, this Amendment No. 1 sets forth an amended “Item 15. Exhibits and Financial Statement Schedules” in its entirety and includes the new certifications from the Registrant’s chief executive officer and chief financial officer.

Except as expressly noted herein, this Amendment No. 1 speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-K.

Item 15. Exhibits and Financial Statement Schedules

(a)	(1)

Financial Statements. The consolidated financial statements of the Registrant included in the Form 10-K filed with the SEC on February 28, 2014, as listed on page F-1 thereof, which follows the signature page thereto.

	(2)	Financial Statement Schedules. All financial statement schedules are omitted as inapplicable or because the required information is contained in the financial statements or the notes thereto.

The financial statements of White Cliffs Pipeline, L.L.C., one of our equity method investees, are included in the Form 10-K of the Registrant filed with the SEC on February 28, 2014 as Exhibit 99.1 pursuant to Rule 3-09 of Regulation S-X.

		The financial statements of NGL Energy Partners LP, one of our equity method investees, are included in this filing as Exhibit 99.2 pursuant to Rule 3-09 of Regulation S-X.

	(3)

Exhibits. The following documents are included as exhibits to this Amendment No. 1. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed with this Amendment No. 1 or, except as otherwise noted, was filed with the Form 10-K of the Registrant filed on February 28, 2014.

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

4.5

First Amendment to Warrant Agreement, dated as of November 1, 2012, by and between SemGroup Corporation and Computershare Shareowner Services LLC (successor-in-interest to Mellon Investor Services, LLC) (filed as Exhibit 4.5 to our annual report on Form 10-K for the fiscal year ended December 31, 2012, filed March 1, 2013 (the “2012 Form 10-K”)).

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

10.2	Second Amendment to the Credit Facility, dated as of September 19, 2011 (filed as Exhibit 10 to our current report on Form 8-K dated September 19, 2011, filed September 23, 2011).

10.3	Fifth Amendment to the Credit Facility, dated as of September 26, 2012 (filed as Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2012, filed November 9, 2012).

10.4	Sixth Amendment to the Credit Facility, dated as of April 22, 2013 (filed as Exhibit 10.1 to our current report on Form 8-K dated April 22, 2013, filed April 24, 2013).

10.5	Seventh Amendment to the Credit Facility, dated as of December 11, 2013 (filed as Exhibit 10.1 to our current report on Form 8-K dated December 10, 2013, filed December 16, 2013).

10.6+	SemGroup Corporation Board of Directors Compensation Plan (filed as Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended June 30, 2013, filed August 9, 2013).

10.7+	SemGroup Corporation Nonexecutive Directors’ Compensation Deferral Program (filed as Exhibit 10.7 to the Form 10).

10.8+	SemGroup Corporation Equity Incentive Plan (filed as Exhibit 10.8 to the Form 10).

10.9+

Form of 2011 Performance Share Unit Award Agreement under the SemGroup Corporation Equity Incentive Plan for executive officers (filed as Exhibit 10.1 to our current report on Form 8-K dated January 24, 2011, filed January 24, 2011).

10.10+

Form of Restricted Stock Award Agreement under the SemGroup Corporation Equity Incentive Plan for executive officers and employees in the United States during 2011 (filed as Exhibit 10.2 to our current report on Form 8-K dated January 24, 2011, filed January 24, 2011).

10.11+

Form of 2012 Performance Share Unit Award Agreement under the SemGroup Corporation Equity Incentive Plan for executive officers (filed as Exhibit 10.20 to our annual report on Form 10-K for the fiscal year ended December 31, 2011, filed February 29, 2012 (the “2011 Form 10-K”)).

10.12+

Form of Restricted Stock Award Agreement under the SemGroup Corporation Equity Incentive Plan for executive officers and employees in the United States for awards granted on or after January 1, 2012 (filed as Exhibit 10.21 to the 2011 Form 10-K).

10.13+

SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for Directors for awards granted on or after May 22, 2012 (filed as Exhibit 10.31 to our Amendment No. 1 to our annual report on Form 10-K for the fiscal year ended December 31, 2012, filed March 1, 2013).

10.14+

SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for executive officers and employees in the United States for awards granted on or after March 1, 2013 (filed as Exhibit 10.33 to our 2012 Form 10-K).

10.15+

SemGroup Corporation Equity Incentive Plan Form of Performance Share Unit Award Agreement for executive officers for awards granted on or after March 1, 2013 (filed as Exhibit 10.34 to our 2012 Form 10-K).

10.16+	Employment Agreement dated as of November 30, 2009, by and among SemManagement, L.L.C., SemGroup Corporation and Norman J. Szydlowski (filed as Exhibit 10.11 to the Form 10).

10.17+

Letter Amendment dated March 18, 2010, by and among SemManagement, L.L.C., SemGroup Corporation and Norman J. Szydlowski, amending the Employment Agreement dated as of November 30, 2009 (filed as Exhibit 10.12 to the Form 10).

10.18+	Form of Severance Agreement between SemGroup Corporation and each of its executive officers other than Norman J. Szydlowski (filed as Exhibit 10.13 to the Form 10).

10.19+	Form of Amendment to Severance Agreement between SemGroup Corporation and certain of its executive officers (filed as Exhibit 10.14 to the 2011 Form 10-K).

10.20+

Form of Second Amendment to Severance Agreement between SemGroup Corporation and certain of its executive officers (filed as Exhibit 10.3 to our current report on Form 8-K dated December 10, 2013, filed December 16, 2013).

10.21+	SemGroup Corporation Short-Term Incentive Program (filed as Exhibit 10.1 to our current report on Form 8-K dated February 24, 2011, filed March 2, 2011).

10.22+	SemGroup Employee Stock Purchase Plan (filed as Appendix A to our definitive proxy statement, filed April 19, 2013).

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

10.29

Amendment No. 2, dated as of December 16, 2013, to the Second Amended and Restated Agreement of Limited Partnership of Rose Rock Midstream, L.P. (filed as Exhibit 3.1 to Rose Rock Midstream, L.P.’s current report on Form 8-K dated December 10, 2013, filed December 16, 2013).

10.30

First Amended and Restated Limited Liability Company Agreement of Rose Rock Midstream GP, LLC (filed as Exhibit 3.2 to Rose Rock Midstream, L.P.’s current report on Form 8-K dated December 14, 2011, filed December 20, 2011).

10.31+	Rose Rock Midstream Equity Incentive Plan (filed as Exhibit 10.1 to Rose Rock Midstream, L.P.’s current report on Form 8-K dated December 8, 2011, filed December 14, 2011).

10.32+

Form of Restricted Unit Award Agreement (Employees) under the Rose Rock Midstream Equity Incentive Plan (filed as Exhibit 10.3.1 to Rose Rock Midstream, L.P.’s annual report on Form 10-K for the fiscal year ended December 31, 2011, filed February 29, 2012).

10.33+	Form of Restricted Unit Award Agreement (Employees) under the Rose Rock Midstream Equity Incentive Plan for awards granted on or after March 1, 2013 (filed as Exhibit 10.35 to our 2012 Form 10-K).

21*	Subsidiaries of SemGroup Corporation.

23.1*	Consent of Independent Registered Public Accounting Firm - BDO USA, LLP.

23.2**	Consent of Independent Registered Public Accounting firm - Grant Thornton LLP.

31.1**	Rule 13a - 14(a)/15d - 14(a) Certification of Carlin G. Conner, Chief Executive Officer.

31.2**	Rule 13a - 14(a)/15d - 14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.

32.1**	Section 1350 Certification of Carlin G. Conner, Chief Executive Officer.

32.2**	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.

99.1*	White Cliffs Pipeline, L.L.C. financial statements presented pursuant to Rule 3-09 of Regulation S-X.

99.2**	NGL Energy Partners LP financial statements presented pursuant to Rule 3-09 of Regulation S-X.

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

*                                         Previously filed with the Form 10-K of the Registrant filed on February 28, 2014.

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
Date: May 30, 2014

	By:	/s/ Robert N. Fitzgerald
Robert N. Fitzgerald
Senior Vice President and
Chief Financial Officer

Index to Exhibits

The following documents are included as exhibits to this Amendment No. 1.  Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter.  If no parenthetical appears after an exhibit, such exhibit is filed with this Amendment No. 1 or, except as otherwise noted, was filed with the Form 10-K of the Registrant filed on February 28, 2014.

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

4.5

First Amendment to Warrant Agreement, dated as of November 1, 2012, by and between SemGroup Corporation and Computershare Shareowner Services LLC (successor-in-interest to Mellon Investor Services, LLC) (filed as Exhibit 4.5 to our annual report on Form 10-K for the fiscal year ended December 31, 2012, filed March 1, 2013 (the “2012 Form 10-K”)).

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

10.2	Second Amendment to the Credit Facility, dated as of September 19, 2011 (filed as Exhibit 10 to our current report on Form 8-K dated September 19, 2011, filed September 23, 2011).

10.3	Fifth Amendment to the Credit Facility, dated as of September 26, 2012 (filed as Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2012, filed November 9, 2012).

10.4	Sixth Amendment to the Credit Facility, dated as of April 22, 2013 (filed as Exhibit 10.1 to our current report on Form 8-K dated April 22, 2013, filed April 24, 2013).

10.5	Seventh Amendment to the Credit Facility, dated as of December 11, 2013 (filed as Exhibit 10.1 to our current report on Form 8-K dated December 10, 2013, filed December 16, 2013).

10.6+	SemGroup Corporation Board of Directors Compensation Plan (filed as Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended June 30, 2013, filed August 9, 2013).

10.7+	SemGroup Corporation Nonexecutive Directors’ Compensation Deferral Program (filed as Exhibit 10.7 to the Form 10).

10.8+	SemGroup Corporation Equity Incentive Plan (filed as Exhibit 10.8 to the Form 10).

10.9+

Form of 2011 Performance Share Unit Award Agreement under the SemGroup Corporation Equity Incentive Plan for executive officers (filed as Exhibit 10.1 to our current report on Form 8-K dated January 24, 2011, filed January 24, 2011).

10.10+

Form of Restricted Stock Award Agreement under the SemGroup Corporation Equity Incentive Plan for executive officers and employees in the United States during 2011 (filed as Exhibit 10.2 to our current report on Form 8-K dated January 24, 2011, filed January 24, 2011).

10.11+

Form of 2012 Performance Share Unit Award Agreement under the SemGroup Corporation Equity Incentive Plan for executive officers (filed as Exhibit 10.20 to our annual report on Form 10-K for the fiscal year ended December 31, 2011, filed February 29, 2012 (the “2011 Form 10-K”)).

10.12+

Form of Restricted Stock Award Agreement under the SemGroup Corporation Equity Incentive Plan for executive officers and employees in the United States for awards granted on or after January 1, 2012 (filed as Exhibit 10.21 to the 2011 Form 10-K).

10.13+

SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for Directors for awards granted on or after May 22, 2012 (filed as Exhibit 10.31 to our Amendment No. 1 to our annual report on Form 10-K for the fiscal year ended December 31, 2012, filed March 1, 2013).

10.14+

SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for executive officers and employees in the United States for awards granted on or after March 1, 2013 (filed as Exhibit 10.33 to our 2012 Form 10-K).

10.15+

SemGroup Corporation Equity Incentive Plan Form of Performance Share Unit Award Agreement for executive officers for awards granted on or after March 1, 2013 (filed as Exhibit 10.34 to our 2012 Form 10-K).

10.16+	Employment Agreement dated as of November 30, 2009, by and among SemManagement, L.L.C., SemGroup Corporation and Norman J. Szydlowski (filed as Exhibit 10.11 to the Form 10).

10.17+

Letter Amendment dated March 18, 2010, by and among SemManagement, L.L.C., SemGroup Corporation and Norman J. Szydlowski, amending the Employment Agreement dated as of November 30, 2009 (filed as Exhibit 10.12 to the Form 10).

10.18+	Form of Severance Agreement between SemGroup Corporation and each of its executive officers other than Norman J. Szydlowski (filed as Exhibit 10.13 to the Form 10).

10.19+	Form of Amendment to Severance Agreement between SemGroup Corporation and certain of its executive officers (filed as Exhibit 10.14 to the 2011 Form 10-K).

10.20+

Form of Second Amendment to Severance Agreement between SemGroup Corporation and certain of its executive officers (filed as Exhibit 10.3 to our current report on Form 8-K dated December 10, 2013, filed December 16, 2013).

10.21+	SemGroup Corporation Short-Term Incentive Program (filed as Exhibit 10.1 to our current report on Form 8-K dated February 24, 2011, filed March 2, 2011).

10.22+	SemGroup Employee Stock Purchase Plan (filed as Appendix A to our definitive proxy statement, filed April 19, 2013).

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

10.29

Amendment No. 2, dated as of December 16, 2013, to the Second Amended and Restated Agreement of Limited Partnership of Rose Rock Midstream, L.P. (filed as Exhibit 3.1 to Rose Rock Midstream, L.P.’s current report on Form 8-K dated December 10, 2013, filed December 16, 2013).

10.30

First Amended and Restated Limited Liability Company Agreement of Rose Rock Midstream GP, LLC (filed as Exhibit 3.2 to Rose Rock Midstream, L.P.’s current report on Form 8-K dated December 14, 2011, filed December 20, 2011).

10.31+	Rose Rock Midstream Equity Incentive Plan (filed as Exhibit 10.1 to Rose Rock Midstream, L.P.’s current report on Form 8-K dated December 8, 2011, filed December 14, 2011).

10.32+

Form of Restricted Unit Award Agreement (Employees) under the Rose Rock Midstream Equity Incentive Plan (filed as Exhibit 10.3.1 to Rose Rock Midstream, L.P.’s annual report on Form 10-K for the fiscal year ended December 31, 2011, filed February 29, 2012).

10.33+	Form of Restricted Unit Award Agreement (Employees) under the Rose Rock Midstream Equity Incentive Plan for awards granted on or after March 1, 2013 (filed as Exhibit 10.35 to our 2012 Form 10-K).

21*	Subsidiaries of SemGroup Corporation.

23.1*	Consent of Independent Registered Public Accounting Firm - BDO USA, LLP.

23.2**	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP.

31.1**	Rule 13a - 14(a)/15d - 14(a) Certification of Carlin G. Conner, Chief Executive Officer.

31.2**	Rule 13a - 14(a)/15d - 14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.

32.1**	Section 1350 Certification of Carlin G. Conner, Chief Executive Officer.

32.2**	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.

99.1*	White Cliffs Pipeline, L.L.C. financial statements presented pursuant to Rule 3-09 of Regulation S-X.

99.2**	NGL Energy Partners LP financial statements presented pursuant to Rule 3-09 of Regulation S-X.

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

*	Previously filed with the Form 10-K of the Registrant filed on February 28, 2014.
**	Filed or furnished, as applicable, with this Amendment No. 1.
+	Management contract or compensatory plan or arrangement.