Form 10-Q
period 2014-06-30
SemGroup Corp
filed 2014-08-08
CIK 1489136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class		Outstanding at July 31, 2014
Class A	Common stock, $0.01 par	42,642,965	Shares
Class B	Common stock, $0.01 par	—	Shares

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
All statements, other than statements of historical fact, included in this Form 10-Q regarding the prospects of our industry, our anticipated financial performance, the anticipated performance of NGL Energy Partners LP, management’s plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions and other matters, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negative of these terms or variations of them or similar terms. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks, and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those discussed in Item 1A of our most recent Annual Report on Form 10-K, entitled “Risk Factors,” risk factors discussed in other reports that we file with the Securities and Exchange Commission (the "SEC") and the following:

•	Our ability to generate sufficient cash flow from operations to enable us to pay our debt obligations or to fund our other liquidity needs, including the payment of dividends;

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

SEMGROUP CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	(Unaudited)
	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$75,338	$79,351
Restricted cash	7,416	5,119
Accounts receivable (net of allowance of $3,268 and $3,661, respectively)	334,229	323,965
Proceeds receivable from senior note issuance	391,915	—
Receivable from affiliates	29,801	67,273
Inventories	44,380	44,295
Other current assets	20,765	14,011
Total current assets	903,844	534,014
Property, plant and equipment (net of accumulated depreciation of $212,882 and $188,720, respectively)	1,212,421	1,105,728
Equity method investments	633,375	565,124
Goodwill	69,019	62,021
Other intangible assets (net of accumulated amortization of $19,446 and $12,655, respectively)	170,235	174,838
Other noncurrent assets, net	33,550	28,889
Total assets	$3,022,444	$2,470,614
LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$261,280	$254,467
Payable to affiliates	22,711	62,279
Accrued liabilities	70,350	83,429
Payables to pre-petition creditors	3,136	3,177
Warrant liability	76,084	58,134
Deferred revenue	22,237	25,538
Other current liabilities	575	12,153
Current portion of long-term debt	4,357	37
Total current liabilities	460,730	499,214
Long-term debt	1,213,068	615,088
Deferred income taxes	140,071	100,945
Other noncurrent liabilities	43,672	41,504
Commitments and contingencies (Note 9)
SemGroup owners’ equity:
Common stock, $0.01 par value (authorized - 100,000 shares; issued - 43,125 and 42,914 shares, respectively)	427	425
Additional paid-in capital	1,193,441	1,154,516
Treasury stock, at cost (485 and 438 shares, respectively)	(1,332)	(613)
Accumulated deficit	(101,668)	(97,572)
Accumulated other comprehensive loss	859	(2,854)
Total SemGroup Corporation owners’ equity	1,091,727	1,053,902
Noncontrolling interests in consolidated subsidiaries	73,176	159,961
Total owners’ equity	1,164,903	1,213,863
Total liabilities and owners’ equity	$3,022,444	$2,470,614
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Product	$402,986	$241,253	$830,016	$476,882
Service	53,450	31,678	101,957	59,335
Other	25,788	51,313	49,134	75,723
Total revenues	482,224	324,244	981,107	611,940
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	368,527	212,709	753,640	425,078
Operating	59,424	69,682	110,202	110,453
General and administrative	21,850	16,898	40,586	33,935
Depreciation and amortization	22,062	12,814	45,699	25,450
Loss (gain) on disposal of long-lived assets, net	19,315	(376)	19,257	(538)
Total expenses	491,178	311,727	969,384	594,378
Earnings from equity method investments	19,187	14,861	34,149	32,206
Gain on issuance of common units by equity method investee	—	—	8,127	—
Operating income	10,233	27,378	53,999	49,768
Other expenses (income), net:
Interest expense	10,360	4,495	19,587	6,891
Foreign currency transaction loss (gain)	167	(349)	(516)	(516)
Other expense, net	18,962	6,467	17,915	32,100
Total other expenses, net	29,489	10,613	36,986	38,475
Income (loss) from continuing operations before income taxes	(19,256)	16,765	17,013	11,293
Income tax expense (benefit)	(6,672)	9,288	9,854	(44,718)
Income (loss) from continuing operations	(12,584)	7,477	7,159	56,011
Income (loss) from discontinued operations, net of income taxes	—	35	(5)	67
Net income (loss)	(12,584)	7,512	7,154	56,078
Less: net income attributable to noncontrolling interests	5,025	3,943	11,250	9,065
Net income (loss) attributable to SemGroup	$(17,609)	$3,569	$(4,096)	$47,013
Net income (loss)	$(12,584)	$7,512	$7,154	$56,078
Other comprehensive income (loss), net of income taxes	6,685	(5,354)	3,713	(10,412)
Comprehensive income (loss)	(5,899)	2,158	10,867	45,666
Less: comprehensive income attributable to noncontrolling interests	5,025	3,943	11,250	9,065
Comprehensive income (loss) attributable to SemGroup	$(10,924)	$(1,785)	$(383)	$36,601
Net income (loss) per common share (Note 11):
Basic	$(0.41)	$0.08	$(0.10)	$1.12
Diluted	$(0.41)	$0.08	$(0.10)	$1.11
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$7,154	$56,078
Adjustments to reconcile net income to net cash provided by operating activities:
Net unrealized gain related to derivative instruments	(245)	(1,295)
Depreciation and amortization	45,699	25,450
Loss (gain) on disposal of long-lived assets, net	19,257	(515)
Earnings from equity method investments	(34,149)	(32,206)
Gain on issuance of common units by equity method investee	(8,127)	—
Distributions from equity investments	36,601	29,798
Amortization of debt issuance costs	1,571	1,060
Deferred tax expense (benefit)	8,035	(48,865)
Non-cash equity compensation	3,796	3,259
Excess tax benefit from equity-based awards	(1,650)	—
Loss on fair value of warrants	17,949	32,194
Provision for uncollectible accounts receivable, net of recoveries	93	323
Currency gain	(516)	(516)
Changes in operating assets and liabilities (Note 12)	(39,919)	(9,329)
Net cash provided by operating activities	55,549	55,436
Cash flows from investing activities:
Capital expenditures	(127,668)	(59,877)
Proceeds from sale of long-lived assets	4,020	544
Investments in non-consolidated subsidiaries	(67,977)	(81,611)
Payments to acquire businesses	(44,508)	—
Distributions in excess of equity in earnings of affiliates	5,400	5,582
Net cash used in investing activities	(230,733)	(135,362)
Cash flows from financing activities:
Debt issuance costs	(155)	(10,263)
Borrowings on credit facilities	533,830	649,974
Principal payments on credit facilities and other obligations	(331,518)	(385,012)
Proceeds from issuance of Rose Rock Midstream, L.P. common units, net of offering costs	—	57,751
Distributions to noncontrolling interests	(13,209)	(7,496)
Proceeds from warrant exercises	—	224
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(719)	(371)
Dividends paid	(19,628)	(7,939)
Proceeds from issuance of common stock under employee stock purchase plan	88	—
Excess tax benefit from equity-based awards	1,650	—
Net cash provided by financing activities	170,339	296,868
Effect of exchange rate changes on cash and cash equivalents	832	1,795
Change in cash and cash equivalents	(4,013)	218,737
Cash and cash equivalents at beginning of period	79,351	80,029
Cash and cash equivalents at end of period	$75,338	$298,766
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

1.	OVERVIEW
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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Although management believes these estimates are reasonable, actual results could differ materially from these estimates. The results of operations for the three months and six months ended June 30, 2014, are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.
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
Recent accounting pronouncements
In March 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment Upon Derecognition of Certain Subsidiaries or Groups of Assets Within a Foreign Entity or of an Investment in a Foreign Entity - a consensus of the FASB Emerging Issues Task Force,” which indicates that the entire amount of a cumulative translation adjustment ("CTA") related to an entity's investment in a foreign entity should be released when there has been a:

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
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers", which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.
The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

2.	ROSE ROCK MIDSTREAM, L.P.
We control the operations of our consolidated subsidiary, Rose Rock Midstream, L.P. ("Rose Rock"), through our ownership of the general partner interest. As of June 30, 2014, we own the 2% general partner interest and a 56.8% limited partner interest made up of 6.8 million common units, 8.4 million subordinated units and 3.75 million Class A units.
On June 23, 2014, we contributed the remaining 33% interest in SemCrude Pipeline, L.L.C. ("SCPL") to Rose Rock for (i) cash of approximately $114.4 million, (ii) the issuance of 2.425 million common units, (iii) the issuance of 1.25 million Class A units, and (iv) an increase of the capital account of the general partner and a related issuance of general partner interest, to allow the general partner to maintain its 2% general partner interest. Subsequent to this transaction, Rose Rock owns 100% of SCPL, which owns a 51% membership interest in White Cliffs Pipeline, L.L.C. ("White Cliffs").
The Class A units are not entitled to receive any distribution of available cash (other than upon liquidation) prior to the first day of the month immediately following the first month for which the average daily throughput volumes on the White Cliffs Pipeline for such month are 125,000 barrels per day or greater. Upon such date, the Class A units will automatically convert into common units.
As the transaction was between entities under common control, Rose Rock recorded its investment in SCPL based on SemGroup's historical cost. The purchase price in excess of historical cost was treated as an equity transaction with SemGroup, which reduced the partners' capital accounts of Rose Rock's general and limited partners on a pro-rata basis.
We receive distributions from Rose Rock on our common and subordinated units, our 2% general partner interest and incentive distribution rights. Rose Rock intends to pay a minimum quarterly distribution of $0.3625 per unit, to the extent it has sufficient available cash, as defined in Rose Rock’s partnership agreement.
The following table shows the cash distributions paid or declared during 2014 and 2013 (in thousands, except for per unit amounts):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

2.	ROSE ROCK MIDSTREAM, L.P., Continued

	Distribution Per Unit		Distributions Paid/To Be Paid
Quarter Ended			SemGroup				Noncontrolling Interest Common Units	Total Distributions
			General Partner	Incentive Distributions	Common Units	Subordinated Units
December 31, 2012	$0.4025		$167	$—	$1,163	$3,377	$3,624	$8,331
March 31, 2013	$0.4300		$179	$41	$1,242	$3,607	$3,872	$8,941
June 30, 2013	$0.4400		$183	$72	$1,271	$3,692	$3,962	$9,180
September 30, 2013	$0.4500		$232	$127	$1,301	$3,775	$6,189	$11,624
December 31, 2013	$0.4650		$257	$244	$2,041	$3,901	$6,398	$12,841
March 31, 2014	$0.4950		$278	$488	$2,173	$4,153	$6,811	$13,903
June 30, 2014	$0.5350	*	$334	$888	$3,646	$4,488	$7,362	$16,718

*Expected distributions related to the quarter ended June 30, 2014, which will be paid on August 14, 2014 to unitholders of record as of August 4, 2014.

Certain summarized balance sheet information of Rose Rock is shown below (in thousands):

	(Unaudited)
	June 30, 2014	December 31, 2013
Cash	$3,353	$15,459
Other current assets	669,012	306,128
Property, plant and equipment, net	336,377	311,616
Equity method investment	271,187	224,095
Goodwill	46,059	28,322
Other noncurrent assets, net	22,549	11,627
Total assets	$1,348,537	$897,247

Current liabilities	$247,677	$293,031
Long-term debt	847,568	245,088
Partners’ capital attributable to SemGroup	180,116	120,610
Partners’ capital attributable to noncontrolling interests	73,176	159,961
Noncontrolling interests in consolidated subsidiary retained by SemGroup	—	78,557
Total liabilities and equity	$1,348,537	$897,247
The June 30, 2014 balances for long-term debt and other current assets above include the impact of the issuance of senior unsecured notes by Rose Rock. The offering commenced on June 27, 2014 and proceeds were received on July 2, 2014 and used to pay down Rose Rock's revolving credit facility balance. At June 27, 2014, we recorded the liability for the senior unsecured notes and a receivable for the proceeds. See Note 8 for additional information.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

2.	ROSE ROCK MIDSTREAM, L.P., Continued

Certain summarized income statement information of Rose Rock for the three months and six months ended June 30, 2014 and 2013 is shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$290,432	$161,422	$581,355	$332,654
Cost of products sold	$255,745	$140,506	$510,282	$288,957
Operating, general and administrative expenses	$23,007	$9,061	$41,508	$18,040
Depreciation and amortization expense	$6,267	$3,690	$16,801	$7,197
Earnings from equity method investment	$12,291	$3,451	$23,371	$6,904
Net income	$15,130	$9,134	$31,289	$21,128
Noncontrolling interests in consolidated subsidiary retained by SemGroup	$4,082	$—	$7,758	$—
Net income attributable to Rose Rock Midstream, L.P.	$11,048	$9,134	$23,531	$21,128

3.	INVESTMENTS IN NON-CONSOLIDATED SUBSIDIARIES

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

	June 30, 2014	December 31, 2013
White Cliffs	$271,187	$224,095
NGL Energy Partners, LP	214,522	208,848
Glass Mountain Pipeline, LLC	147,666	132,181
Total equity method investments	$633,375	$565,124

Under the equity method, we do not report the individual revenues and expenses of our investees in our condensed consolidated statements of operations and comprehensive income (loss). Instead, our interest in the earnings of our investees is reflected in one line item on our condensed consolidated statements of operations and comprehensive income (loss). Our earnings from equity method investments consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
White Cliffs	$12,291	$10,661	$23,371	$21,100
NGL Energy Energy Partners, LP*	4,968	4,200	8,559	11,116
Glass Mountain Pipeline, LLC	1,928	—	2,219	(10)
Total earnings from equity method investments	$19,187	$14,861	$34,149	$32,206
* Excluding gain on issuance of common units of $8.1 million for the six months ended June 30, 2014.
Cash distributions received from equity method investments consist of the following (in thousands):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

3.	INVESTMENTS IN NON-CONSOLIDATED SUBSIDIARIES, Continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
White Cliffs	$14,467	$12,889	$28,052	$26,681
NGL Energy Partners, LP	5,671	4,426	11,012	8,698
Glass Mountain Pipeline LLC	2,937	—	2,937	—
Total cash distributions received from equity method investments	$23,075	$17,315	$42,001	$35,379
White Cliffs
We account for our 51% ownership of White Cliffs under the equity method, as the other owners have substantive rights to participate in its management.
In August 2012, the owners of White Cliffs approved an expansion project to construct a 12" pipeline from Platteville, Colorado to Cushing, Oklahoma. For the three months and six months ended June 30, 2014, we contributed $38.3 million and $51.0 million to White Cliffs, respectively. This expansion will increase the pipeline’s capacity to about 150,000 barrels per day and is expected to be fully operational in August 2014. Remaining contributions will be made in 2014 and are expected to total $2.3 million.
Certain unaudited summarized income statement information of White Cliffs for the three months and six months ended June 30, 2014 and 2013 is shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$34,533	$30,112	$67,807	$60,785
Operating, general and administrative expenses	$5,539	$4,113	$12,307	$9,292
Depreciation and amortization expense	$4,537	$4,715	$8,930	$9,430
Net income	$24,457	$21,284	$46,570	$42,063
The equity in earnings of White Cliffs for the three months and six months ended June 30, 2014 and 2013 is less than 51% of the net income of White Cliffs for the same periods. This is due to certain general and administrative expenses we incur in managing the operations of White Cliffs that the other owners are not obligated to share. Such expenses are recorded by White Cliffs and are allocated to our ownership interest. White Cliffs recorded $0.4 million and $0.4 million of such general and administrative expense for the three months ended June 30, 2014 and 2013, respectively, and $0.8 million and $0.7 million for the six months ended June 30, 2014 and 2013, respectively.
NGL Energy Partners LP
At June 30, 2014, we owned 9,133,409 common units representing limited partner interests in NGL Energy Partners LP (NYSE: NGL) (“NGL Energy”), which represents approximately 11.5% of the total 79,340,655 limited partner units of NGL Energy outstanding at March 31, 2014, and an 11.78% interest in the general partner of NGL Energy.
At June 30, 2014, the fair market value of our 9,133,409 common unit investment in NGL Energy was $395.8 million, based on a June 30, 2014 closing price of $43.34 per common unit. This does not reflect our 11.78% interest in the general partner of NGL Energy. The fair value of our limited partner investment in NGL Energy is categorized as a Level 1 measurement, as it is based on quoted market prices.
Our policy is to record our equity in earnings of NGL Energy on a one-quarter lag, as we do not expect information on the earnings of NGL Energy to always be available in time to consistently record the earnings in the quarter in which they are generated. Accordingly, the equity in earnings from NGL Energy, which is reflected in our condensed consolidated statements of operations and comprehensive income (loss) for the three months and six months ended June 30, 2014 and 2013, relates to the earnings of NGL Energy for the three months and six months ended March 31, 2014 and 2013, respectively.
Our limited partnership interest was diluted as a result of the issuance of NGL common units in a private placement in connection with the completion of an acquisition. Accordingly, we recorded a non-cash gain of $8.1 million for the six

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

3.	INVESTMENTS IN NON-CONSOLIDATED SUBSIDIARIES, Continued

months ended June 30, 2014, which is included in "gain on issuance of common units by equity method investee" in our condensed consolidated statement of operations and comprehensive income (loss). On June 23, 2014, NGL Energy announced it completed the issuance of common units in an underwritten public offering. As a result of this transaction, we expect to record a non-cash gain of approximately $18.8 million in the third quarter 2014.
In the third quarter of 2014, we sold 1,480,841 of our NGL Energy common LP units for $62.5 million. We expect to record a gain of approximately $27.7 million in the third quarter of 2014.
Certain unaudited summarized income statement information of NGL Energy for the three months and six months ended March 31, 2014 and 2013 is shown below (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Revenue	$3,975,935	$1,617,613	$6,719,380	$2,955,821
Cost of sales	$3,764,744	$1,481,890	$6,340,773	$2,686,435
Operating, general and administrative expenses	$110,923	$74,632	$201,676	$139,325
Depreciation and amortization expense	$37,475	$27,518	$72,969	$46,265
Net income	$43,146	$22,341	$67,198	$62,818

Glass Mountain Pipeline, LLC
We hold a 50% interest in Glass Mountain Pipeline, LLC ("GMP" or "Glass Mountain") which began operations of its pipeline ("the Glass Mountain Pipeline") in the first quarter of 2014. The owner of the remaining 50%, a subsidiary of NGL Energy, is a related party (Note 13). We account for our investment in GMP using the equity method. As of June 30, 2014, we have invested $147.7 million in GMP including our capital contributions, amounts paid to increase our ownership percentage and capitalized interest. We invested $5.1 million and $16.2 million in GMP for the three months and six months ended June 30, 2014, respectively.
The equity in earnings of GMP for the three months and six months ended June 30, 2014 reported in our condensed consolidated statement of operations and comprehensive income (loss) is less than 50% of the net income of GMP for the same period due to amortization of capitalized interest for the period.
Certain unaudited summarized income statement information of GMP for the three months and six months ended June 30, 2014 is shown below (in thousands):

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Revenue	$8,891	$12,744
Operating, general and administrative expenses	$1,158	$2,008
Depreciation and amortization expense	$3,770	$6,118
Net income	$3,962	$4,615

4.	SEGMENTS
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

	Three Months Ended June 30, 2014
	Crude	SemStream	SemCAMS	SemGas	SemLogistics	SemMexico	Corporate and Other	Consolidated
				(dollars in thousands)
Revenues:
External	$292,156	$—	$39,954	$83,162	$3,981	$62,971	$—	$482,224
Intersegment	—	—	—	9,792	—	—	(9,792)	—
Total revenues	292,156	—	39,954	92,954	3,981	62,971	(9,792)	482,224
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	255,745	—	71	68,231	265	54,007	(9,792)	368,527
Operating	17,689	—	28,836	8,012	1,940	2,947	—	59,424
General and administrative	6,438	(52)	3,574	2,240	1,529	3,112	5,009	21,850
Depreciation and amortization	7,276	—	3,079	7,279	2,555	1,456	417	22,062
Loss (gain) on disposal of long-lived assets, net	(27)	—	(915)	20,100	(3,634)	—	3,791	19,315
Total expenses	287,121	(52)	34,645	105,862	2,655	61,522	(575)	491,178
Earnings from equity method investments	14,219	4,968	—	—	—	—	—	19,187
Operating income (loss)	19,254	5,020	5,309	(12,908)	1,326	1,449	(9,217)	10,233
Other expenses (income), net	5,178	(1,277)	3,750	2,013	83	(56)	19,798	29,489
Income (loss) from continuing operations before income taxes	$14,076	$6,297	$1,559	$(14,921)	$1,243	$1,505	$(29,015)	$(19,256)
Total assets at June 30, 2014 (excluding intersegment receivables)	$1,543,964	$214,522	$316,240	$597,905	$171,490	$113,830	$64,493	$3,022,444

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

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

4.    SEGMENTS, Continued

	Six Months Ended June 30, 2014
	Crude	SemStream	SemCAMS	SemGas	SemLogistics	SemMexico	Corporate and Other	Consolidated
				(dollars in thousands)
Revenues:
External	$584,670	$—	$79,237	$173,848	$8,771	$134,581	$—	$981,107
Intersegment	—	—	—	19,684	—	—	(19,684)	—
Total revenues	584,670	—	79,237	193,532	8,771	134,581	(19,684)	981,107
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	510,282	—	138	146,813	615	115,476	(19,684)	753,640
Operating	32,828	—	52,502	15,456	4,020	5,396	—	110,202
General and administrative	10,380	61	7,554	4,212	2,951	5,863	9,565	40,586
Depreciation and amortization	18,758	—	5,908	12,248	5,050	2,883	852	45,699
Loss (gain) on disposal of long-lived assets, net	(61)	—	(915)	20,104	(3,634)	(28)	3,791	19,257
Total expenses	572,187	61	65,187	198,833	9,002	129,590	(5,476)	969,384
Earnings from equity method investments	25,590	8,559	—	—	—	—	—	34,149
Gain on issuance of common units by equity method investee	—	8,127	—	—	—	—	—	8,127
Operating income (loss)	38,073	16,625	14,050	(5,301)	(231)	4,991	(14,208)	53,999
Other expenses (income), net	9,841	(2,541)	7,905	3,702	334	(101)	17,846	36,986
Income (loss) from continuing operations before income taxes	$28,232	$19,166	$6,145	$(9,003)	$(565)	$5,092	$(32,054)	$17,013

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

4.    SEGMENTS, Continued

	Six Months Ended June 30, 2013
	Crude	SemStream	SemCAMS	SemGas	SemLogistics	SemMexico	Corporate and Other	Consolidated
				(dollars in thousands)
Revenues:
External	$332,654	$—	$102,240	$76,562	$5,658	$94,826	$—	$611,940
Intersegment	—	—	—	9,103	—	—	(9,103)	—
Total revenues	332,654	—	102,240	85,665	5,658	94,826	(9,103)	611,940
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	288,957	—	184	62,738	—	82,302	(9,103)	425,078
Operating	11,429	1	82,392	8,433	3,687	4,511	—	110,453
General and administrative	7,418	316	7,487	3,189	2,606	4,665	8,254	33,935
Depreciation and amortization	7,197	—	5,294	4,361	4,653	2,938	1,007	25,450
Loss (gain) on disposal of long-lived assets, net	(25)	6	—	(6)	—	(513)	—	(538)
Total expenses	314,976	323	95,357	78,715	10,946	93,903	158	594,378
Earnings from equity method investments	21,090	11,116	—	—	—	—	—	32,206
Operating income (loss)	38,768	10,793	6,883	6,950	(5,288)	923	(9,261)	49,768
Other expenses (income), net	7,291	(2,161)	9,459	1,269	1,113	(318)	21,822	38,475
Income (loss) from continuing operations before income taxes	$31,477	$12,954	$(2,576)	$5,681	$(6,401)	$1,241	$(31,083)	$11,293

5.	INVENTORIES
Inventories consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Crude oil	$27,911	$30,779
Asphalt and other	16,469	13,516
Total inventories	$44,380	$44,295

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

6.	FINANCIAL INSTRUMENTS
Fair value of financial instruments
We record certain financial assets and liabilities at fair value at each balance sheet date. The tables below summarize the balances of these assets and liabilities at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014			December 31, 2013
	Level 1	Netting*	Total	Level 1	Netting*	Total
Assets:
Commodity derivatives	$185	$—	$185	$36	$(36)	$—
Total assets	185	—	185	36	(36)	—
Liabilities:
Commodity derivatives	$—	$—	$—	$96	$(36)	$60
Warrants	76,084	—	76,084	58,134	—	58,134
Total liabilities	76,084	—	76,084	58,230	(36)	58,194
Net assets (liabilities) at fair value	$(75,899)	$—	$(75,899)	$(58,194)	$—	$(58,194)
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
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value levels. At June 30, 2014, all of our physical fixed price forward purchases and sales contracts were being accounted for as normal purchases and normal sales.
There were no financial assets or liabilities classified as Level 2 or Level 3 during the three months and six months ended June 30, 2014 and 2013, as such no rollforward of activity has been presented.
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
The following table sets forth the notional quantities for commodity derivative instruments entered into (in thousands of barrels):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Sales	1,135	720	1,950	1,330
Purchases	1,005	615	1,815	1,290
We have not designated any of our commodity derivative instruments as accounting hedges. We record the fair value of our commodity derivative instruments on our condensed consolidated balance sheets in other current assets and other current liabilities in the following amounts (in thousands):

	June 30, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities
Commodity contracts	$185	$—	$—	$60
We have posted margin deposits as collateral with brokers who have the right of set off associated with these funds. Our margin deposit balances were $1.1 million and $0.8 million at June 30, 2014 and December 31, 2013, respectively. These margin account balances have not been offset against our net commodity derivative instrument (contract) positions. Had these margin deposits been netted against our net commodity derivative instrument (contract) positions as of June 30, 2014 and December 31, 2013, we would have had net asset positions of $1.3 million and $0.8 million, respectively.
Realized and unrealized gains (losses) from our commodity derivatives were recorded to product revenue in the following amounts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Commodity contracts	$(1,942)	$(233)	$(2,749)	$(777)
Warrants
As described in Note 10, upon emergence from bankruptcy, we issued certain common stock warrants. These warrants are recorded at fair value in current liabilities on the condensed consolidated balance sheets, with changes in the fair value recorded to other expense (income).
Concentrations of risk
During the three months ended June 30, 2014, one customer of our Crude segment accounted for more than 10% of our consolidated revenue at approximately 38%. We purchased approximately $145 million of product from two third-party suppliers of our Crude segment, which represented approximately 39% of our costs of products sold.
During the six months ended June 30, 2014, one customer of our Crude segment accounted for more than 10% of our consolidated revenue at approximately 35%. We purchased approximately $275 million of product from two third-party suppliers of our Crude segment, which represented approximately 36% of our costs of products sold.
At June 30, 2014, one third-party customer of our Crude segment accounted for approximately 20% of our consolidated accounts receivable.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

7.	INCOME TAXES

The effective tax rate was 35% and 55% for the three months ended June 30, 2014 and 2013, respectively, and 58% and (396)% for the six months ended June 30, 2014 and 2013, respectively. The rate for the three months ended June 30, 2014 is impacted by the disallowance of a foreign loss on cross jurisdictional intercompany debt waivers which had no net impact to U.S. taxes and by the net favorable resolution of Canadian income tax audits for periods through December 2009. The rate for the six months ended June 30, 2014 is impacted by $3.1 million Canadian withholding tax paid on remittances to the U.S. The rate for the six months ended June 30, 2013 is impacted by a discrete tax benefit of $50.9 million for the partial release of our valuation allowance which was recorded for the three months ended March 31, 2013. Significant items that impacted the effective tax rate for each period, as compared to the U.S. federal statutory rate of 35%, include earnings in foreign jurisdictions taxed at lower rates, a noncontrolling interest in Rose Rock for which taxes are not provided, warrant expense which is not deductible for tax purposes, and the impact of the valuation allowance or release recorded against our deferred tax assets. Further, the foreign earnings are taxed in foreign jurisdictions as well as in the U.S., since they are disregarded entities for U.S. federal income tax purposes. Deferred tax liabilities, with the exception of those related to certain long-lived assets, have been considered as a source of future taxable income in establishing the amount of the valuation allowance. These combined factors, and the magnitude of permanent items impacting the tax rate relative to income from continuing operations before income taxes, result in rates that are not comparable between the periods.

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

The six months ended June 30, 2013 includes a discrete tax benefit of $50.9 million for the partial release of our valuation allowance which was recorded for the three months ended March 31, 2013. Gain recognition, for tax purposes, on the contribution of a 33% interest in SCPL to Rose Rock had a material impact to the available positive and objectively verifiable evidence for that quarter and, combined with other factors, resulted in the change in our assessment of recoverability of the deferred tax assets. Under ASC 740, "Income Taxes", such evidence was not considered in the valuation allowance at December 31, 2012, due to fundamentals of the transaction which remained subject to market influence until closed. We did not release the valuation allowance attributable to a small portion of our state net operating loss carryovers which have shorter carryover periods. We have not released the valuation allowance on the foreign tax credits due to the foreign tax credit limitation and the relative subjectivity of forecasts of the relational magnitude of U.S. and foreign taxable income in future periods, as well as the shorter carryover period available for the credits.

We have determined that no accruals related to uncertainty in tax positions are required. All income tax years of the Company ending after the emergence from bankruptcy remain open for examination in all jurisdictions. In foreign jurisdictions, all tax years within the relevant statute of limitations for periods prior to the emergence from bankruptcy remain open for examination. Currently, there are no examinations in progress for our federal, state or foreign jurisdictions.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

8.	LONG-TERM DEBT
Our long-term debt consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
SemGroup 7.50% senior unsecured notes	$300,000	$300,000
SemGroup corporate revolving credit facility	65,500	70,000
Rose Rock 5.625% senior unsecured notes	400,000	—
Rose Rock credit facility	447,500	245,000
SemMexico credit facility	4,318	—
Capital leases	107	125
Total long-term debt	$1,217,425	$615,125
less: current portion of long-term debt	4,357	37
Noncurrent portion of long-term debt	$1,213,068	$615,088
SemGroup senior unsecured notes
For the three months and six months ended June 30, 2014, we incurred $5.8 million and $11.7 million, respectively, of interest expense related to the 7.5% senior unsecured notes (the "Notes") including the amortization of debt issuance costs. For the three months and six months ended June 30, 2013, we incurred $1.1 million of interest expense related to the Notes including amortization of debt issuance costs. At June 30, 2014, we had $5.8 million of unamortized debt issuance costs related to the Notes included in other noncurrent assets on our condensed consolidated balance sheet.
At June 30, 2014, we were in compliance with the terms of the Notes.
SemGroup corporate credit agreement
Our revolving credit facility has a capacity of $500 million. This capacity may be used either for cash borrowings or letters of credit, although the maximum letter of credit capacity is $250 million. At June 30, 2014, we had $65.5 million outstanding cash borrowings on this facility and outstanding letters of credit of $3.9 million.
The interest rate in effect at June 30, 2014 on $65.5 million of alternate base rate ("ABR") borrowings was 4.5%. At June 30, 2014, the rate in effect on letters of credit was 2.25%. In addition, a fronting fee of 0.25% is charged on outstanding letters of credit.
At June 30, 2014, $5.6 million in capitalized loan fees, net of accumulated amortization, was recorded in other noncurrent assets, which is being amortized over the life of the facility.
We recorded interest expense related to the SemGroup revolving credit facility of $2.0 million and $1.5 million for the three months ended June 30, 2014 and 2013, respectively, including amortization of debt issuance costs. We recorded interest expense related to the SemGroup revolving credit facility of $3.7 million and $2.8 million for the six months ended June 30, 2014 and 2013, respectively, including amortization of debt issuance costs.
At June 30, 2014, we were in compliance with the terms of the credit agreement.
The credit agreement is guaranteed by all of our material domestic subsidiaries (except for Rose Rock Midstream, L.P. and its general partner and subsidiaries) and secured by a lien on substantially all of our property and assets, subject to customary exceptions.
Rose Rock senior unsecured notes
On June 27, 2014, Rose Rock and its wholly-owned subsidiary, Rose Rock Finance Corporation ("Finance Corp."), as co-issuer, agreed to sell $400 million of 5.625% senior unsecured notes due 2022 (the “Rose Rock Notes”) to certain initial purchasers for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons outside the United States pursuant to Regulation S of the Securities Act. The Rose Rock Notes are guaranteed by all of Rose Rock's existing subsidiaries other than Finance Corp.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

8.	LONG-TERM DEBT, Continued

The net proceeds from the offering of $391.9 million, after underwriters' fees and offering expenses, were received on July 2, 2014. As we entered into the agreement with the initial purchasers on June 27, 2014, we recorded the liability for the Rose Rock Notes on that date and recorded a receivable for the proceeds. The net proceeds from the offering were used to repay amounts borrowed under Rose Rock's revolving credit facility and for general partnership purposes.
The Rose Rock Notes are governed by an indenture between Rose Rock, its subsidiary guarantors, Finance Corp. and Wilmington Trust, National Association, as trustee (the “Rose Rock Indenture”). The Rose Rock Indenture includes customary covenants, including limitations on Rose Rock's ability to incur additional indebtedness or issue certain preferred shares; pay dividends and make certain distributions, investments and other restricted payments; create certain liens; sell assets; enter into transactions with affiliates; merge, consolidate, sell or otherwise dispose of all or substantially all of its assets; and designate its subsidiaries as unrestricted under the Rose Rock Indenture.
The Rose Rock Indenture includes customary events of default. A default would permit the trustee or holders of at least 25% in aggregate principal amounts of the Rose Rock Notes then outstanding to declare all amounts owing under the Rose Rock Notes to be due and payable.
The Rose Rock Notes are effectively subordinated in right of payment to any of Rose Rock's, and the subsidiary guarantors', existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness.
Rose Rock may issue additional Rose Rock Notes under the Rose Rock Indenture from time to time, subject to the terms of the Rose Rock Indenture.
Except as described below, the Rose Rock Notes are not redeemable at Rose Rock's option prior to July 15, 2017. From and after July 15, 2017, Rose Rock may redeem the Rose Rock Notes, in whole or in part, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest, if redeemed during the twelve-month period beginning on July 15 of each of the years indicated below:

Year	Percentage
2017	104.219%
2018	102.813%
2019	101.406%
2020 and thereafter	100.000%
Prior to July 15, 2017, Rose Rock may, at its option, on one or more occasions, redeem up to 35% of the sum of the original aggregate principal amount of the Rose Rock Notes at a redemption price equal to 105.625% of the aggregate principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds of one or more equity offerings of Rose Rock, or the parent of Rose Rock to the extent such net proceeds are contributed to Rose Rock, subject to certain conditions.
Prior to July 15, 2017, Rose Rock may also redeem all or part of the Rose Rock Notes at a price equal to the principal plus a premium equal to the greater of 1% of the principal or the excess of the present value of the July 15, 2017 redemption price from the table above plus all required interest payments due through July 15, 2017, computed using a discount rate based on a published United States Treasury Rate plus 50 basis points, over the principal value of such Note.
In the event of a change of control, Rose Rock is required to offer to repurchase the Rose Rock Notes at an amount equal to 101% of the principal plus accrued and unpaid interest.
The Rose Rock Notes are also subject to a Registration Rights Agreement which requires Rose Rock to file a registration statement with the SEC and to use commercially reasonable efforts to consummate such exchange offer within one year of settlement date of the Rose Rock Notes so that holders of the Rose Rock Notes can exchange the Rose Rock Notes and related guarantees for registered notes (the "Exchange Notes") and guarantees that have substantially identical terms as the Rose Rock Notes and related guarantees. The guarantees of the Exchange Notes will be full and unconditional and will constitute the joint and several obligations of the subsidiary guarantors. Failure to meet the terms of the Registration Rights Agreement will require Rose Rock to pay incremental interest of 0.25% per annum, increased by an additional 0.25% per annum for each 90-day period for which registration default continues (up to a maximum of 1.0% per annum).

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

8.	LONG-TERM DEBT, Continued

Interest on the Rose Rock Notes is payable in arrears on January 15th and July 15th to holders of record on January 1st and July 1st each year until maturity. At June 30, 2014, we had $8.7 million of unamortized debt issuance costs related to the Notes included in other noncurrent assets on our consolidated balance sheet.
At June 30, 2014, we were in compliance with the terms of the Rose Rock Indenture.
Rose Rock credit facility
Our Rose Rock credit facility has a capacity of $585 million including a $150 million sub-limit for letters of credit. At June 30, 2014, there was $447.5 million outstanding cash borrowings under the Rose Rock revolving credit facility, which incurred interest at the ABR plus an applicable margin. The interest rate in effect at June 30, 2014 on ABR borrowings was 4.0%. On July 2, 2014, the proceeds from the Rose Rock Notes were used to pay down the revolver balance.
At June 30, 2014, Rose Rock had $30.0 million in outstanding letters of credit, and the rate in effect was 1.75%. In addition, a fronting fee of 0.25% is charged on outstanding letters of credit.
Rose Rock had $54.6 million of Secured Bilateral Letters of Credit outstanding at June 30, 2014. The interest rate in effect was 1.75%. Secured Bilateral Letters of Credit are external to the facility and do not reduce availability for borrowing on the revolving credit facility.
We recorded $2.6 million and $2.5 million of interest expense related to this facility during the three months ended June 30, 2014 and 2013, respectively. We recorded $4.9 million and $4.2 million of interest expense related to this facility during the six months ended June 30, 2014 and 2013, respectively, including amortization of debt issuance costs.
At June 30, 2014, $4.3 million in capitalized loan fees, net of accumulated amortization, was recorded in other noncurrent assets, which is being amortized over the life of the facility.
At June 30, 2014, we were in compliance with the terms of the credit agreement.
SemMexico facilities
At June 30, 2014, SemMexico had borrowings of 56 million Mexican pesos ($4.3 million at the June 30, 2014 exchange rate) outstanding on its 56 million Mexican pesos (U.S. $4.3 million at the June 30, 2014 exchange rate) revolving credit facility, which matures in July 2014. Borrowings are unsecured and bear interest at the bank prime rate in Mexico plus 1.50%. The balance was repaid in July 2014.
At June 30, 2014, SemMexico had no outstanding borrowings on its 44 million Mexican pesos (U.S. $3.4 million at the June 30, 2014 exchange rate) revolving credit facility, which matures in June 2015. Borrowings are unsecured and bear interest at the bank prime rate in Mexico plus 1.50%.
SemMexico had outstanding letters of credit of 331.7 million Mexican pesos at June 30, 2014 (U.S. $25.6 million at the June 30, 2014 exchange rate). Fees on outstanding letters of credit range from a rate of 0.45% to 0.70%.
SemMexico recorded interest expense of $0.1 million during the three months and six months ended 2014 and 2013, respectively.
At June 30, 2014, we were in compliance with the terms of these facilities.
Capitalized interest
During the six months ended June 30, 2014 and 2013, we capitalized interest from our credit facilities of $0.8 million and $1.8 million, respectively.
Fair value
We estimate the fair value of the Notes to be $329 million and the fair value of the Rose Rock Notes to be $405 million at June 30, 2014, based on unadjusted, transacted market prices, which is categorized as a Level 1 measurement. We estimate that the fair value of our other long-term debt was not materially different than the recorded values at June 30, 2014. It is our belief that neither the market interest rates nor our credit profile have changed significantly enough to have had a material impact on the fair value of our other debt outstanding at June 30, 2014. This estimate is categorized as a Level 3 measurement.

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
The Kansas Department of Health and Environment (“the KDHE”) initiated discussions during our bankruptcy proceeding regarding six of our sites in Kansas (five owned by Crude and one owned by SemGas) that KDHE believes, based on their historical use, may have soil or groundwater contamination in excess of state standards. KDHE sought our agreement to undertake assessments of these sites to determine whether they are contaminated. We reached an agreement with KDHE on this matter and entered into a Consent Agreement and Final Order with KDHE to conduct environmental assessments on the sites and to pay KDHE’s costs associated with their oversight of this matter. We have conducted Phase II investigations at all sites. Four of the sites have limited amounts of soil contamination that will be excavated and/or remediated on site. Four of the sites appear to have ground water contamination that may require further delineation and/or ongoing monitoring. Work plans have been submitted to, and approved by, the KDHE. We do not anticipate any penalties or fines for these historical sites.
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
Asset retirement obligations
We will be required to incur significant removal and restoration costs when we retire our natural gas gathering and processing facilities in Canada. We have recorded an asset retirement obligation liability of $43.7 million at June 30, 2014, which is included within other noncurrent liabilities on our condensed consolidated balance sheets. This amount was calculated using the $101.4 million cost we estimate we would incur to retire these facilities, discounted based on our risk-adjusted cost of borrowing and the estimated timing of remediation.
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
Purchase and sale commitments
We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We account for derivatives at fair value with the exception of commitments which have been designated as normal purchases and sales for which we do not record assets or liabilities related to these agreements until the product is purchased or sold. At June 30, 2014, such commitments included the following (in thousands):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

9.	COMMITMENTS AND CONTINGENCIES, Continued

	Volume (Barrels)	Value
Fixed price purchases	145	$13,348
Fixed price sales	175	$17,720
Floating price purchases	9,329	$949,093
Floating price sales	12,080	$1,047,077
Certain of the commitments shown in the table above relate to agreements to purchase product from a counterparty and to sell a similar amount of product (in a different location) to the same counterparty. Many of the commitments shown in the table above are cancellable by either party, as long as notice is given within the time frame specified in the agreement (generally 30 to 120 days).
Our SemGas segment has a take or pay contractual obligation related to the fractionation of natural gas liquids. This obligation continues through June 2023, subsequent to the extension of the agreement in the second quarter of 2013. At June 30, 2014, approximately $25.8 thousand was due under the contract and the amount of future obligation is approximately $82.8 million. SemGas further has a take or pay contractual obligation related to pipeline transportation. This obligation began in April 2014 and continues through October 2014. The amount of future obligation is approximately $0.7 million. SemGas also enters into contracts under which we are responsible for marketing the majority of the gas and natural gas liquids produced by the counterparties to the agreements. The majority of SemGas’ revenues were generated from such contracts.
See Note 3 for commitments related to the White Cliffs expansion project.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

10.	EQUITY
Unaudited condensed consolidated statement of changes in owners’ equity
The following table shows the changes in our consolidated owners’ equity accounts from December 31, 2013 to June 30, 2014 (in thousands):

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Owners’ Equity
Balance at December 31, 2013	$425	$1,154,516	$(613)	$(97,572)	$(2,854)	$159,961	$1,213,863
Net income (loss)	—	—	—	(4,096)	—	11,250	7,154
Other comprehensive income, net of income taxes	—	—	—	—	3,713	—	3,713
Distributions to noncontrolling interests	—	—	—	—	—	(13,209)	(13,209)
Dividends paid	—	(19,628)	—	—	—	—	(19,628)
Unvested dividend equivalent rights	—	(57)	—	—	—	(43)	(100)
Non-cash equity compensation	—	3,367	—	—	—	390	3,757
Issuance of common stock under compensation plans	2	1,873	—	—	—	—	1,875
Repurchase of common stock	—	—	(719)	—	—	—	(719)
Transfer of SemCrude Pipeline interest to Rose Rock	—	53,370	—	—	—	(85,173)	(31,803)
Balance at June 30, 2014	$427	$1,193,441	$(1,332)	$(101,668)	$859	$73,176	$1,164,903
Accumulated other comprehensive income (loss)
The following table presents the changes in the components of accumulated other comprehensive income (loss) from December 31, 2013 to June 30, 2014 (in thousands):

	Currency Translation	Employee Benefit Plans	Total
Balance at December 31, 2013	$(4,508)	$1,654	$(2,854)
Currency translation adjustment, net of income tax expense of $2,342	3,716	—	3,716
Changes related to benefit plans, net of income tax benefit	—	(3)	(3)
Balance at June 30, 2014	$(792)	$1,651	$859
There were no significant items reclassified out of accumulated other comprehensive loss to net income for the three months and six months ended June 30, 2014.
Common stock
During the six months ended June 30, 2014, we issued 3,440 shares under the Employee Stock Purchase Plan and 168,871 shares related to our equity based compensation awards. Of these vested shares related to compensation awards, recipients sold back to the Company 11,120 shares to satisfy tax withholding obligations which are being recognized at cost as treasury stock on the condensed consolidated balance sheet.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

10.	EQUITY, Continued

Equity-based compensation
At June 30, 2014, there were approximately 474,000 unvested shares that have been granted under our director and employee compensation programs. The par value of these shares is not reflected in common stock on the condensed consolidated balance sheet, as these shares have not yet vested. For certain of the awards, the number of shares that will vest is contingent upon our achievement of certain specified targets. If we meet the specified maximum targets, approximately 138,000 additional shares could vest.
The holders of certain restricted stock awards granted prior to 2013 are entitled to equivalent dividends (“UDs”) to be received upon vesting of the restricted stock awards. At June 30, 2014, the value of the UDs to be settled in stock related to unvested restricted stock awards was approximately $104 thousand. This is equivalent to 1,325 Class A shares based on the quarter end close of business market price of our Class A shares of $78.85 per share. Dividends related to the restricted stock awards issued subsequent to 2012 will be settled in cash upon vesting. At June 30, 2014, the value of the UDs to be settled in cash related to unvested restricted stock awards was approximately $128,000.
During the six months ended June 30, 2014, we granted 207,786 restricted stock awards with a weighted average grant date fair value of $77.14 per award.
Warrants
Upon emergence from bankruptcy, we issued 1,634,210 warrants. The Plan of Reorganization specified that we were to issue an additional 544,737 warrants in settlement of the pre-petition claims. As of June 30, 2014, we have issued 242,850 of the warrants and will issue the remainder as the process of resolving the claims progresses. At June 30, 2014, we had 1,360,823 warrants outstanding including warrants required to be issued in settlement of pre-petition claims. At June 30, 2014, the fair value of these warrants included in the condensed consolidated balance sheet was $76.1 million based on the June 30, 2014 closing price of $55.91 per warrant. The warrants are traded on the New York Stock Exchange under the ticker symbol SEMGWS. We classify the warrant fair value as a Level 1 measurement. There were no warrants exercised during the six months ended June 30, 2014. The warrants expire on November 30, 2014.
Dividends
The following table sets forth the quarterly dividends per share declared and/or paid to shareholders for the periods indicated:

Quarter Ending	Dividend Per Share	Date Declared	Date of Record	Date Paid
June 30, 2013	$0.19	May 8, 2013	May 20, 2013	May 30, 2013
September 30, 2013	$0.20	August 8, 2013	August 19, 2013	August 30, 2013
December 31, 2013	$0.21	November 11, 2013	November 22, 2013	December 3, 2013
March 31, 2014	$0.22	February 25, 2014	March 10, 2014	March 20, 2014
June 30, 2014	$0.24	May 8, 2014	May 19, 2014	May 29, 2014
September 30, 2014	$0.27	August 6, 2014	August 18, 2014	August 28, 2014

11.	EARNINGS PER SHARE

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
The following summarizes the calculation of basic earnings (loss) per share for the three months and six months ended June 30, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Continuing Operations	Discontinued Operations	Net	Continuing Operations	Discontinued Operations	Net
Income (loss)	$(12,584)	$—	$(12,584)	$7,477	$35	$7,512
less: Income attributable to noncontrolling interests	5,025	—	5,025	3,943	—	3,943
Numerator	$(17,609)	$—	$(17,609)	$3,534	$35	$3,569
Common stock issued and to be issued pursuant to Plan of Reorganization	41,400	41,400	41,400	41,400	41,400	41,400
Weighted average common stock outstanding issued under compensation plans and warrant exercises	1,282	1,282	1,282	811	811	811
Denominator	42,682	42,682	42,682	42,211	42,211	42,211
Basic earnings (loss) per share	$(0.41)	$—	$(0.41)	$0.08	$—	$0.08

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Continuing Operations	Discontinued Operations	Net	Continuing Operations	Discontinued Operations	Net
Income (loss)	$7,159	$(5)	$7,154	$56,011	$67	$56,078
less: Income attributable to noncontrolling interests	11,250	—	11,250	9,065	—	9,065
Numerator	$(4,091)	$(5)	$(4,096)	$46,946	$67	$47,013
Common stock issued and to be issued pursuant to Plan of Reorganization	41,400	41,400	41,400	41,400	41,400	41,400
Weighted average common stock outstanding issued under compensation plans and warrant exercises	1,257	1,257	1,257	745	745	745
Denominator	42,657	42,657	42,657	42,145	42,145	42,145
Basic earnings (loss) per share	$(0.10)	$—	$(0.10)	$1.11	$—	$1.12

The following summarizes the calculation of diluted earnings (loss) per share for the three months and six months ended June 30, 2014 and 2013 (in thousands, except per share amounts):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

11.	EARNINGS PER SHARE, Continued

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Continuing Operations	Discontinued Operations	Net	Continuing Operations	Discontinued Operations	Net
Income (loss)	$(12,584)	$—	$(12,584)	$7,477	$35	$7,512
less: Income attributable to noncontrolling interests	5,025	—	5,025	3,943	—	3,943
Numerator	$(17,609)	$—	$(17,609)	$3,534	$35	$3,569
Common stock issued and to be issued pursuant to Plan of Reorganization	41,400	41,400	41,400	41,400	41,400	41,400
Weighted average common stock outstanding issued under compensation plans and warrant exercises	1,282	1,282	1,282	811	811	811
Effect of dilutive securities	—	—	—	315	315	315
Denominator	42,682	42,682	42,682	42,526	42,526	42,526
Diluted earnings (loss) per share	$(0.41)	$—	$(0.41)	$0.08	$—	$0.08

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Continuing Operations	Discontinued Operations	Net	Continuing Operations	Discontinued Operations	Net
Income (loss)	$7,159	$(5)	$7,154	$56,011	$67	$56,078
less: Income attributable to noncontrolling interests	11,250	—	11,250	9,065	—	9,065
Numerator	$(4,091)	$(5)	$(4,096)	$46,946	$67	$47,013
Common stock issued and to be issued pursuant to Plan of Reorganization	41,400	41,400	41,400	41,400	41,400	41,400
Weighted average common stock outstanding issued under compensation plans and warrant exercises	1,257	1,257	1,257	745	745	745
Effect of dilutive securities	—	—	—	279	279	279
Denominator	42,657	42,657	42,657	42,424	42,424	42,424
Diluted earnings (loss) per share	$(0.10)	$—	$(0.10)	$1.11	$—	$1.11
During the three months and six months ended June 30, 2014, we recorded expenses of $18.9 million and $17.9 million, respectively, related to the change in fair value of the warrants. During the three months and six months ended June 30, 2013, we recorded expenses of $6.4 million and $32.2 million, respectively, related to the change in fair value of the warrants. Because the mark to market valuation of the warrants resulted in losses, the warrants would have been antidilutive and, therefore, were not included in the computation of diluted earnings per share.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

12.	SUPPLEMENTAL CASH FLOW INFORMATION
The following table summarizes the changes in the components of operating assets and liabilities, net of the effects of acquisitions, shown on our condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2014	2013
Decrease (increase) in restricted cash	$(2,193)	$275
Decrease (increase) in accounts receivable	(13,741)	(12,512)
Decrease (increase) in receivable from affiliates	37,472	(2,416)
Decrease (increase) in inventories	(6,037)	(237)
Decrease (increase) in derivatives and margin deposits	(240)	972
Decrease (increase) in other current assets	(2,631)	839
Decrease (increase) in other assets	4	266
Increase (decrease) in accounts payable and accrued liabilities	(14,224)	7,229
Increase (decrease) in payable to affiliates	(39,567)	2
Increase (decrease) in payables to pre-petition creditors	(46)	(424)
Increase (decrease) in other noncurrent liabilities	1,284	(3,323)
	$(39,919)	$(9,329)

Rose Rock senior unsecured note issuance
On June 27, 2014, Rose Rock agreed to sell $400 million of 5.625% senior unsecured notes due 2022 (Note 8). The net proceeds from the offering of $391.9 million, after underwriters' fees and offering expenses, were received on July 2, 2014 and were used to pay down Rose Rock's revolving credit facility balance. At June 30, 2014, we recorded a receivable for the proceeds and $8.7 million of debt issuance costs. These non-cash transactions have not been reflected in the cash flow statement for the six months ended June 30, 2014.
Other supplemental disclosures
In the second quarter of 2014, we recorded a $85.2 million reduction to noncontrolling interests in consolidated subsidiaries and an offsetting increase to additional paid-in capital of $53.4 million (net of tax impact of $31.8 million). This non-cash entry represents the portion of the proceeds in excess of historical cost which were attributed to Rose Rock's third-party unitholders related to Rose Rock's purchase of the remaining 33% interest in SemCrude Pipeline, L.L.C. from SemGroup.
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
We paid cash interest of $20.2 million and $4.1 million for the six months ended June 30, 2014 and 2013, respectively.
We paid cash for income taxes (net of refunds received) of $15.9 million and $2.0 million for the six months ended June 30, 2014 and 2013, respectively.
We incurred liabilities for construction work in process that had not been paid of $3.1 million and $3.7 million as of June 30, 2014 and 2013, respectively. Such amounts are not included in capital expenditures on the consolidated statements of cash flows.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

13.	RELATED PARTY TRANSACTIONS
NGL Energy Partners LP and subsidiaries (Gavilon, LLC and High Sierra Crude Oil and Marketing, LLC)
As described in Note 3, we own interests in NGL Energy, which we account for under the equity method.
During the three months and six months ended June 30, 2014 and 2013, we generated the following transactions with NGL Energy and its subsidiaries (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$108,456	$183,617	$280,894	$362,331
Purchases	$113,154	$145,469	$270,845	$285,392
Reimbursements from NGL Energy for transition services	$42	$48	$84	$96
Transactions with NGL Energy and its subsidiaries primarily relate to marketing, leased storage and transportation services of crude oil, including buy/sell transactions. In accordance with ASC 845-10-15, these transactions were reported as revenue on a net basis in our condensed consolidated statements of operations and comprehensive income (loss) because the purchases of inventory and subsequent sales of the inventory were with the same counterparty. For comparability, prior year amounts above have been recast to include transactions with Gavilon, LLC, which was not a related party until December 2013.
White Cliffs
As described in Note 3, we account for our ownership interest in White Cliffs under the equity method. During the three months ended June 30, 2014 and 2013, we generated storage revenue from White Cliffs of approximately $0.7 million and $0.8 million, respectively. During the six months ended June 30, 2014 and 2013, we generated storage revenue from White Cliffs of approximately $1.5 million and $1.3 million, respectively. We incurred $0.8 million and $1.7 million of cost for the three and six months ended June 30, 2014, respectively, related to transportation fees for shipments on White Cliffs.
Glass Mountain
We incurred $0.1 million of cost for the three months and six months ended June 30, 2014 related to transportation fees for shipments on the Glass Mountain Pipeline. We received $0.2 million and $0.4 million in fees from Glass Mountain for the three months and six months ended June 30, 2014, respectively, related to support and administrative services associated with pipeline operations.
Legal services
The law firm of Conner & Winters, LLP, of which Mark D. Berman is a partner, performs legal services for us. Mr. Berman is the spouse of Candice L. Cheeseman, General Counsel and Secretary. Mr. Berman does not perform any legal services for us. SemGroup paid $0.3 million and $0.8 million in legal fees and related expenses to this law firm during the three months ended June 30, 2014 and 2013, respectively (of which $27.0 thousand and $11.5 thousand was paid by White Cliffs during the three months ended June 30, 2014 and 2013, respectively). SemGroup paid $0.6 million and $1.3 million in legal fees and related expenses to this law firm during the six months ended June 30, 2014 and 2013, respectively (of which $81.0 thousand and $47.5 thousand was paid by White Cliffs during the six months ended June 30, 2014 and 2013, respectively).

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
Unaudited condensed consolidating financial statements for the Parent, the Guarantors and non-guarantors as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013 are presented on an equity method basis in the tables below (in thousands).
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

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

14.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Balance Sheets

	June 30, 2014
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6,825	$—	$71,652	$(3,139)	$75,338
Restricted cash	3,856	—	3,560	—	7,416
Accounts receivable, net	632	32,181	301,416	—	334,229
Proceeds receivable from senior note issuance	—	—	391,915	—	391,915
Receivable from affiliates	1,856	7,700	26,884	(6,639)	29,801
Inventories	—	(540)	44,920	—	44,380
Other current assets	12,803	736	7,226	—	20,765
Total current assets	25,972	40,077	847,573	(9,778)	903,844
Property, plant and equipment, net	3,998	429,428	778,995	—	1,212,421
Equity method investments	1,591,000	600,077	271,187	(1,828,889)	633,375
Goodwill	—	13,052	55,967	—	69,019
Other intangible assets, net	28	156,483	13,724	—	170,235
Other noncurrent assets, net	11,956	1,241	20,353	—	33,550
Total assets	$1,632,954	$1,240,358	$1,987,799	$(1,838,667)	$3,022,444
LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$723	$26,800	$233,757	$—	$261,280
Payable to affiliates	41	71	27,583	(4,984)	22,711
Accrued liabilities	9,745	13,931	46,670	4	70,350
Payables to pre-petition creditors	3,128	—	8	—	3,136
Deferred revenue	—	—	22,238	(1)	22,237
Warrant liability	76,084	—	—	—	76,084
Other current liabilities	415	708	1,110	(1,658)	575
Current portion of long-term debt	—	—	4,357	—	4,357
Total current liabilities	90,136	41,510	335,723	(6,639)	460,730
Long-term debt	365,500	—	847,568	—	1,213,068
Deferred income taxes	85,583	—	54,488	—	140,071
Other noncurrent liabilities	8	—	43,664	—	43,672
Commitments and contingencies
Owners’ equity excluding noncontrolling interests in consolidated subsidiaries	1,091,727	1,198,848	633,180	(1,832,028)	1,091,727
Noncontrolling interests in consolidated subsidiaries	—	—	73,176	—	73,176
Total owners’ equity	1,091,727	1,198,848	706,356	(1,832,028)	1,164,903
Total liabilities and owners’ equity	$1,632,954	$1,240,358	$1,987,799	$(1,838,667)	$3,022,444

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

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

14.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Statements of Operations

	Three Months Ended June 30, 2014
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$82,212	$330,549	$(9,775)	$402,986
Service	—	11,317	42,133	—	53,450
Other	—	—	25,788	—	25,788
Total revenues	—	93,529	398,470	(9,775)	482,224
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	67,306	310,996	(9,775)	368,527
Operating	—	8,411	51,013	—	59,424
General and administrative	4,985	2,678	14,187	—	21,850
Depreciation and amortization	417	8,123	13,522	—	22,062
Loss (gain) on disposal of long-lived assets, net	5,945	54,695	(41,325)	—	19,315
Total expenses	11,347	141,213	348,393	(9,775)	491,178
Earnings from equity method investments	10,493	57,955	8,209	(57,470)	19,187
Operating income (loss)	(854)	10,271	58,286	(57,470)	10,233
Other expenses, net:
Interest expense	3,093	4,619	3,480	(832)	10,360
Foreign currency transaction loss	—	—	167	—	167
Other expense, net	18,099	—	32	831	18,962
Total other expenses, net	21,192	4,619	3,679	(1)	29,489
Income (loss) from continuing operations before income taxes	(22,046)	5,652	54,607	(57,469)	(19,256)
Income tax benefit	(4,437)	—	(2,235)	—	(6,672)
Income (loss) from continuing operations	(17,609)	5,652	56,842	(57,469)	(12,584)
Net income (loss)	(17,609)	5,652	56,842	(57,469)	(12,584)
Less: net income attributable to noncontrolling interests	—	—	5,025	—	5,025
Net income (loss) attributable to SemGroup	$(17,609)	$5,652	$51,817	$(57,469)	$(17,609)
Net income (loss)	$(17,609)	$5,652	$56,842	$(57,469)	$(12,584)
Other comprehensive income (loss), net of income taxes	(1,680)	—	8,365	—	6,685
Comprehensive income (loss)	(19,289)	5,652	65,207	(57,469)	(5,899)
Less: comprehensive income attributable to noncontrolling interests	—	—	5,025	—	5,025
Comprehensive income (loss) attributable to SemGroup	$(19,289)	$5,652	$60,182	$(57,469)	$(10,924)

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

14.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Three Months Ended June 30, 2013
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$45,623	$200,649	$(5,019)	$241,253
Service	—	223	31,455	—	31,678
Other	—	—	51,313	—	51,313
Total revenues	—	45,846	283,417	(5,019)	324,244
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	32,682	185,046	(5,019)	212,709
Operating	—	4,001	65,681	—	69,682
General and administrative	4,210	2,069	10,619	—	16,898
Depreciation and amortization	482	2,082	10,250	—	12,814
Gain on disposal of long-lived assets, net	—	(5)	(371)	—	(376)
Total expenses	4,692	40,829	271,225	(5,019)	311,727
Earnings from equity method investments	20,358	19,796	10,661	(35,954)	14,861
Operating income	15,666	24,813	22,853	(35,954)	27,378
Other expenses (income):
Interest expense (income)	(901)	1,024	4,372	—	4,495
Foreign currency transaction gain	—	—	(349)	—	(349)
Other expense, net	5,009	—	1,458	—	6,467
Total other expenses, net	4,108	1,024	5,481	—	10,613
Income from continuing operations before income taxes	11,558	23,789	17,372	(35,954)	16,765
Income tax expense	7,989	—	1,299	—	9,288
Income from continuing operations	3,569	23,789	16,073	(35,954)	7,477
Income (loss) from discontinued operations, net of income taxes	—	36	(1)	—	35
Net income	3,569	23,825	16,072	(35,954)	7,512
Less: net income attributable to noncontrolling interests	—	—	3,943	—	3,943
Net income attributable to SemGroup	$3,569	$23,825	$12,129	$(35,954)	$3,569
Net income	$3,569	$23,825	$16,072	$(35,954)	$7,512
Other comprehensive income (loss), net of income taxes	936	—	(6,290)	—	(5,354)
Comprehensive income	4,505	23,825	9,782	(35,954)	2,158
Less: comprehensive income attributable to noncontrolling interests	—	—	3,943	—	3,943
Comprehensive income (loss) attributable to SemGroup	$4,505	$23,825	$5,839	$(35,954)	$(1,785)

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

14.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Six Months Ended June 30, 2014
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$180,337	$669,346	$(19,667)	$830,016
Service	—	14,127	87,830	—	101,957
Other	—	—	49,134	—	49,134
Total revenues	—	194,464	806,310	(19,667)	981,107
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	144,840	628,467	(19,667)	753,640
Operating	—	15,761	94,441	—	110,202
General and administrative	9,518	4,968	26,100	—	40,586
Depreciation and amortization	852	13,887	30,960	—	45,699
Loss (gain) on disposal of long-lived assets, net	5,945	54,705	(41,393)	—	19,257
Total expenses	16,315	234,161	738,575	(19,667)	969,384
Earnings from equity method investments	31,319	74,582	15,613	(87,365)	34,149
Gain on issuance of common units by equity method investee	8,127	—	—	—	8,127
Operating income	23,131	34,885	83,348	(87,365)	53,999
Other expenses (income):
Interest expense	5,583	8,698	6,955	(1,649)	19,587
Foreign currency transaction gain	—	—	(516)	—	(516)
Other expense (income), net	16,301	—	(35)	1,649	17,915
Total other expenses, net	21,884	8,698	6,404	—	36,986
Income from continuing operations before income taxes	1,247	26,187	76,944	(87,365)	17,013
Income tax expense	5,343	—	4,511	—	9,854
Income (loss) from continuing operations	(4,096)	26,187	72,433	(87,365)	7,159
Loss from discontinued operations, net of income taxes	—	—	(5)	—	(5)
Net income (loss)	(4,096)	26,187	72,428	(87,365)	7,154
Less: net income attributable to noncontrolling interests	—	—	11,250	—	11,250
Net income (loss) attributable to SemGroup	$(4,096)	$26,187	$61,178	$(87,365)	$(4,096)
Net income (loss)	$(4,096)	$26,187	$72,428	$(87,365)	$7,154
Other comprehensive income (loss), net of income taxes	(2,426)	—	6,139	—	3,713
Comprehensive income (loss)	(6,522)	26,187	78,567	(87,365)	10,867
Less: comprehensive income attributable to noncontrolling interests	—	—	11,250	—	11,250
Comprehensive income (loss) attributable to SemGroup	$(6,522)	$26,187	$67,317	$(87,365)	$(383)

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

14.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Six Months Ended June 30, 2013
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$83,257	$402,713	$(9,088)	$476,882
Service	—	471	58,864	—	59,335
Other	—	—	75,723	—	75,723
Total revenues	—	83,728	537,300	(9,088)	611,940
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	61,156	373,010	(9,088)	425,078
Operating	—	7,972	102,481	—	110,453
General and administrative	8,128	4,105	21,702	—	33,935
Depreciation and amortization	1,007	4,060	20,383	—	25,450
Loss (gain) on disposal of long-lived assets, net	—	3	(541)	—	(538)
Total expenses	9,135	77,296	517,035	(9,088)	594,378
Earnings from equity method investments	37,245	38,343	21,100	(64,482)	32,206
Operating income	28,110	44,775	41,365	(64,482)	49,768
Other expenses (income):
Interest expense (income)	(2,917)	1,827	7,981	—	6,891
Foreign currency transaction loss	—	—	(516)	—	(516)
Other expense, net	29,443	158	2,499	—	32,100
Total other expenses, net	26,526	1,985	9,964	—	38,475
Income from continuing operations before income taxes	1,584	42,790	31,401	(64,482)	11,293
Income tax (benefit) expense	(45,429)	—	711	—	(44,718)
Income from continuing operations	47,013	42,790	30,690	(64,482)	56,011
Income from discontinued operations, net of income taxes	—	66	1	—	67
Net income	47,013	42,856	30,691	(64,482)	56,078
Less: net income attributable to noncontrolling interests	—	—	9,065	—	9,065
Net income attributable to SemGroup	$47,013	$42,856	$21,626	$(64,482)	$47,013
Net income	$47,013	$42,856	$30,691	$(64,482)	$56,078
Other comprehensive income (loss), net of income taxes	2,352	—	(12,764)	—	(10,412)
Comprehensive income	49,365	42,856	17,927	(64,482)	45,666
Less: comprehensive income attributable to noncontrolling interests	—	—	9,065	—	9,065
Comprehensive income attributable to SemGroup	$49,365	$42,856	$8,862	$(64,482)	$36,601

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

14.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Statements of Cash Flows

	Six Months Ended June 30, 2014
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$5,730	$28,836	$32,701	$(11,718)	$55,549
Cash flows from investing activities:
Capital expenditures	(734)	(88,459)	(38,475)	—	(127,668)
Proceeds from sale of long-lived assets	—	2,361	1,659	—	4,020
Proceeds from the sale of interest in SemCrude Pipeline, L.L.C. to Rose Rock Midstream L.P.	114,412	—	—	(114,412)	—
Investments in non-consolidated subsidiaries	—	(16,203)	(51,774)	—	(67,977)
Payments to acquire businesses	—	(514)	(43,994)	—	(44,508)
Distributions in excess of equity in earnings of affiliates	1,254	719	4,681	(1,254)	5,400
Net cash used in investing activities	114,932	(102,096)	(127,903)	(115,666)	(230,733)
Cash flows from financing activities:
Debt issuance costs	(93)	—	(62)	—	(155)
Borrowings on credit facilities	233,500	—	300,330	—	533,830
Principal payments on credit facilities and other obligations	(238,000)	—	(93,518)	—	(331,518)
Distributions to noncontrolling interests	—	—	(13,209)	—	(13,209)
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(719)	—	—	—	(719)
Dividends paid	(19,628)	—	—	—	(19,628)
Proceeds from issuance of common stock under employee stock purchase plan	88	—	—	—	88
Excess tax benefit from equity-based awards	1,650	—	—	—	1,650
Intercompany borrowings (advances), net	(93,180)	73,260	(105,883)	125,803	—
Net cash provided by (used in) financing activities	(116,382)	73,260	87,658	125,803	170,339
Effect of exchange rate changes on cash and cash equivalents	—	—	832	—	832
Change in cash and cash equivalents	4,280	—	(6,712)	(1,581)	(4,013)
Cash and cash equivalents at beginning of period	2,545	—	78,364	(1,558)	79,351
Cash and cash equivalents at end of period	$6,825	$—	$71,652	$(3,139)	$75,338

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

14.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Six Months Ended June 30, 2013
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$14,394	$(1,839)	$39,478	$3,403	$55,436
Cash flows from investing activities:
Capital expenditures	(442)	(36,531)	(22,904)	—	(59,877)
Proceeds from sale of long-lived assets	—	3	541	—	544
Investments in non-consolidated subsidiaries	—	(21,290)	(60,321)	—	(81,611)
Proceeds from the sale of interest in SemCrude Pipeline, L.L.C. to Rose Rock Midstream L.P.	189,500	—	—	(189,500)	—
Distributions in excess of equity in earnings of affiliates	—	—	5,582	—	5,582
Net cash provided by (used in) investing activities	189,058	(57,818)	(77,102)	(189,500)	(135,362)
Cash flows from financing activities:
Debt issuance costs	(8,651)	—	(1,612)	—	(10,263)
Borrowings on credit facilities	394,500	—	255,474	—	649,974
Principal payments on credit facilities and other obligations	(296,000)	—	(89,012)	—	(385,012)
Proceeds from issuance of Rose Rock Midstream, L.P. common units, net of offering costs	—	—	57,751	—	57,751
Distributions to noncontrolling interests	—	—	(7,496)	—	(7,496)
Proceeds from warrant exercises	224	—	—	—	224
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(371)	—	—	—	(371)
Dividends paid	(7,939)	—	—	—	(7,939)
Intercompany borrowing (advances), net	(69,606)	59,657	(174,866)	184,815	—
Net cash provided by financing activities	12,157	59,657	40,239	184,815	296,868
Effect of exchange rate changes on cash and cash equivalents	—	—	1,795	—	1,795
Change in cash and cash equivalents	215,609	—	4,410	(1,282)	218,737
Cash and cash equivalents at beginning of period	19,123	—	63,844	(2,938)	80,029
Cash and cash equivalents at end of period	$234,732	$—	$68,254	$(4,220)	$298,766

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	ACQUISITIONS

During the six months ended June 30, 2014, we completed the following acquisitions:

•
On June 24, 2014, our consolidated subsidiary, Rose Rock, acquired crude oil trucking assets from a subsidiary of Chesapeake Energy Corporation ("Chesapeake") (NYSE: CHK) for $44.0 million in cash. Highlights of the transaction include:

◦	124 trucks, 122 trailers and miscellaneous equipment; and

◦	a long-term transportation agreement with Chesapeake Energy Marketing, Inc.
The results of operations of these assets from June 24, 2014 through June 30, 2014 have been included in our Crude segment in our condensed consolidated statements of operations and comprehensive income (loss) and balance sheet as of June 30, 2014. During the three months and six months ended June 30, 2014, our condensed consolidated statements of operations and comprehensive income (loss) did not include material amounts of revenue or operating income related to these assets. The proforma impact to comparative prior year periods, had the acquisition occurred at the beginning of the comparative prior year period, is not significant.
We are in the process of obtaining an independent appraisal of the fair value of the assets acquired from Chesapeake. The estimates of fair value reflected as of June 30, 2014, are subject to change and such changes could be material. We currently expect to complete the valuation process prior to filing our Form 10-K for the year ending December 31, 2014. We have preliminarily estimated the fair value of the assets acquired as follows (in thousands):

Property, plant and equipment	$21,700
Customer contract intangible	4,459
Goodwill	17,835
Total assets acquired	$43,994
Goodwill represents the excess of the estimated consideration paid for the acquired business over the fair value of the individual assets acquired. Goodwill primarily represents the value of synergies between the acquired entity and the Company, the opportunity to use the acquired business as a platform for growth, and the acquired assembled workforce. We estimate that all of the goodwill will be deductible for federal income tax purposes.

The acquisition above accounted for the majority of change in our goodwill during the six months ended June 30, 2014, as follows (in thousands):

Balance at December 31, 2013	$62,021
Acquisition	17,835
Mid-America Midstream Gas Services, LLC purchase price allocation adjustment	(10,787)
Barcas Field Services, LLC purchase price allocation adjustment	(98)
Currency translation adjustments	48
Balance at June 30, 2014	$69,019

During the year ended December 31, 2013, we completed the following acquisitions:

•
On August 1, 2013, we acquired the equity interest of Mid-America Midstream Gas Services, L.L.C., a wholly owned subsidiary of Chesapeake, which is the owner of gas gathering and processing assets in the Mississippi Lime play for approximately $313.5 million in cash. In June 2014, the independent appraisal of the fair value of these assets was finalized. Based on this appraisal, we recorded a non-cash adjustment to the purchase price allocation which decreased goodwill and customer contract intangible by $10.8 million and $2.3 million, respectively, with a corresponding increase to property, plant and equipment. In addition, we recorded $0.5 million of incremental payments for property, plant and equipment, which related to the period prior to close of the transaction.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	ACQUISITIONS, Continued

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

•	On August 6, 2013, we completed the acquisition of approximately 5.36% of the general partner of NGL Energy, which increased our ownership of NGL Energy's general partner to 11.78%.

16.	DISPOSAL OF LONG-LIVED ASSETS

On June 1, 2014, our SemGas segment sold certain natural gas gathering assets in Eastern Oklahoma resulting in a $20.1 million loss on a cash sales price of $2.4 million. The assets sold were made up of property, plant and equipment with a net book value of $22.5 million. The loss on the sale was reported in loss (gain) on disposal of long-lived assets, net in the condensed consolidated statement of operations and comprehensive income (loss). The operations of the gas gathering assets were not material to SemGroup.

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
Our Property, Plant and Equipment
Our assets at June 30, 2014 included:

•
the 2% general partner interest and a 56.8% limited partner interest in Rose Rock Midstream, L.P. ("Rose Rock"), a publicly traded master limited partnership, which owns an approximately 570-mile crude oil pipeline network in Kansas and Oklahoma and a crude oil storage facility in Cushing, Oklahoma with a capacity of 7.6 million barrels, of which 6.5 million barrels of storage are leased to customers and 1.1 million barrels are for used for crude oil operations and marketing activities;

•
a 51% ownership indirect interest (through our interest in Rose Rock) in White Cliffs Pipeline, L.L.C. ("White Cliffs"), which owns a 527-mile crude oil pipeline running from Platteville, Colorado to Cushing, Oklahoma (the "White Cliffs Pipeline"), that Rose Rock operates;

•	a 50% interest in Glass Mountain Pipeline, LLC ("Glass Mountain"), which owns a 215-mile crude oil pipeline in western and north central Oklahoma. The pipeline is operated by Rose Rock;

•	9.1 million common units of NGL Energy Partners LP (“NGL Energy”) and an 11.78% interest in NGL Energy Holdings LLC, the general partner of NGL Energy;

•	approximately 1,975 miles of natural gas and NGL transportation, gathering and distribution pipelines in Kansas, Oklahoma, Texas and Alberta, Canada;

•	8.7 million barrels of owned multi-product storage capacity located in the U.K.;

•	14 facilities in Mexico engaged in storage, modification and distribution of asphalt-based products;

•	majority interest in four natural gas processing plants in Alberta, Canada, with combined operating capacity of 695 million cubic feet per day;

•	four natural gas processing plants in the U.S., with 388 million cubic feet per day of capacity;

•
a modern, sixteen-lane crude oil truck unloading facility with 230,000 barrels of associated storage capacity in Platteville, Colorado which connects to the origination point of the White Cliffs Pipeline;

•
a 37-mile crude oil gathering system with 210,000 barrels of operational storage connected to our Platteville, Colorado crude oil terminal and the origination point of the White Cliffs Pipeline. An additional 38 miles of pipeline is currently under construction;

•	a 12-mile crude oil pipeline (with an additional 5 miles currently under construction) that connects our Platteville, Colorado crude oil terminal to the Tampa, Colorado crude oil market; and

•	a crude oil trucking fleet of over 255 transport trucks and 270 trailers.

Recent Developments

Eastern Oklahoma gas assets
On June 1, 2014, we sold certain natural gas gathering assets in Eastern Oklahoma for approximately $2.4 million, resulting in a book loss of approximately $20.1 million.
White Cliffs
On June 23, 2014, Rose Rock acquired our remaining one-third interest in SemCrude Pipeline, L.L.C. ("SCPL") for cash and equity valued at approximately $297 million, resulting in Rose Rock owning a 51% interest in White Cliffs.
Trucking assets acquisition
On June 23, 2014, Rose Rock acquired certain crude oil trucking assets from a subsidiary of Chesapeake Energy Corporation, including 124 trucks, 122 trailers and other miscellaneous equipment operating in Texas, Oklahoma and Ohio for approximately $44 million.
Senior unsecured notes
On June 27, 2014, Rose Rock agreed to sell $400 million of 5.625% senior unsecured notes due 2022 in a private placement to eligible purchasers which was settled on July 2, 2014.
NGL Energy LP units
On July 17, 2014, we filed a Form 144 with the SEC evidencing our intention to sell up to 3.47 million of the common units of NGL Energy Partners LP that we own. As of August 7, 2014, we have sold 1.48 million units.
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

Results of Operations
Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Revenue	$482,224	$324,244	$981,107	$611,940
Expenses
Costs of products sold, exclusive of depreciation and amortization shown below	368,527	212,709	753,640	425,078
Operating	59,424	69,682	110,202	110,453
General and administrative	21,850	16,898	40,586	33,935
Depreciation and amortization	22,062	12,814	45,699	25,450
Loss (gain) on disposal of long-lived assets, net	19,315	(376)	19,257	(538)
Total expenses	491,178	311,727	969,384	594,378
Earnings from equity method investments	19,187	14,861	34,149	32,206
Gain on issuance of common units by equity method investee	—	—	8,127	—
Operating income	10,233	27,378	53,999	49,768
Other expenses (income), net:
Interest expense	10,360	4,495	19,587	6,891
Other expense (income), net	19,129	6,118	17,399	31,584
Total other expenses, net	29,489	10,613	36,986	38,475
Income (loss) from continuing operations before income taxes	(19,256)	16,765	17,013	11,293
Income tax expense (benefit)	(6,672)	9,288	9,854	(44,718)
Income (loss) from continuing operations	(12,584)	7,477	7,159	56,011
Income (loss) from discontinued operations, net of income taxes	—	35	(5)	67
Net income (loss)	$(12,584)	$7,512	$7,154	$56,078
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
Interest expense
Interest expense increased in the three months ended June 30, 2014 to $10.4 million from $4.5 million in the three months ended June 30, 2013. Interest expense increased in the six months ended June 30, 2014 to $19.6 million from $6.9 million in the six months ended June 30, 2013. The increase in interest expense is due to the increase in the outstanding debt balance which is primarily attributable to the issuance of $300 million of 7.50% senior notes in the second quarter of 2013.
Other expense, net
Other expense was $19.1 million for the three months ended June 30, 2014, compared to other expense of $6.1 million for the same period in 2013. Other expense was $17.4 million for the six months ended June 30, 2014, compared to other expense of $31.6 million for the same period in 2013. Other expense for all periods presented was comprised primarily of gains or losses due to the change in the fair value or number of our outstanding warrants.

Income tax expense (benefit)
The effective tax rate was 35% and 55% for the three months ended June 30, 2014 and 2013, respectively, and 58% and (396)% for the six months ended June 30, 2014 and 2013, respectively. The rate for the three months ended June 30, 2014 is impacted by the disallowance of a foreign loss on cross jurisdictional intercompany debt waivers which had no net impact to U.S. taxes and by the net favorable resolution of Canadian income tax audits for periods through December 2009. The rate for the six months ended June 30, 2014 is impacted by $3.1 million Canadian withholding tax paid on remittances to the U.S. The rate for the six months ended June 30, 2013 is impacted by a discrete tax benefit of $50.9 million for the partial release of our valuation allowance which was recorded for the three months ended March 31, 2013. Significant items that impacted the effective tax rate for each period, as compared to the U.S. federal statutory rate of 35%, include earnings in foreign jurisdictions taxed at lower rates, a noncontrolling interest in Rose Rock for which taxes are not provided, warrant expense which is not deductible for tax purposes, and the impact of the valuation allowance or release recorded against our deferred tax assets. Further, the foreign earnings are taxed in foreign jurisdictions as well as in the U.S., since they are disregarded entities for U.S. federal income tax purposes. Deferred tax liabilities, with the exception of those related to certain long-lived assets, have been considered as a source of future taxable income in establishing the amount of the valuation allowance. These combined factors, and the magnitude of permanent items impacting the tax rate relative to income from continuing operations before income taxes, result in rates that are not comparable between the periods.

Results of Operations by Reporting Segment
Crude

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Revenue	$292,156	$161,422	$584,670	$332,654
Expenses
Costs of products sold, exclusive of depreciation and amortization shown below	255,745	140,506	510,282	288,957
Operating	17,689	5,691	32,828	11,429
General and administrative	6,438	3,568	10,380	7,418
Depreciation and amortization	7,276	3,690	18,758	7,197
Gain on disposal of long-lived assets, net	(27)	(25)	(61)	(25)
Total expenses	287,121	153,430	572,187	314,976
Earnings from equity method investments	14,219	10,661	25,590	21,090
Operating income	$19,254	$18,653	$38,073	$38,768
Three months ended June 30, 2014 versus three months ended June 30, 2013
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

	Three Months Ended June 30,
(in thousands)	2014	2013
Reconciliation of operating income to Adjusted gross margin:
Operating income	$19,254	$18,653
Add:
Operating expense	17,689	5,691
General and administrative expense	6,438	3,568
Depreciation and amortization expense	7,276	3,690
Gain on disposal of long-lived assets, net	(27)	(25)
Less:
Unrealized gain on derivatives	851	827
Earnings from equity method investment	14,219	10,661
Adjusted gross margin	$35,560	$20,089
The following table shows the Adjusted gross margin generated by our fee-based services, our fixed-margin transactions and our marketing activities for the three months ended June 30, 2014 and 2013 (in thousands):

Three Months Ended June 30, 2014	Storage	Transportation (1)	Marketing Activities	Other (2)	Total
Revenues	$7,756	$20,118	$261,425	$2,857	$292,156
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	255,745	—	255,745
Less: Unrealized gain on derivatives	—	—	851	—	851
Adjusted gross margin	$7,756	$20,118	$4,829	$2,857	$35,560

(1)
Transportation Adjusted gross margin is comprised of $3.0 million, $13.7 million and $3.4 million, related to pipeline transportation (fixed-fee), trucking (fixed-fee) and buy/sells (fixed margin), respectively.

(2)	This category includes fee-based services such as unloading and ancillary storage terminal services.

Three Months Ended June 30, 2013	Storage	Transportation (1)	Marketing Activities	Other (2)	Total
Revenues	$8,629	$5,648	$144,056	$3,089	$161,422
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	140,506	—	140,506
Less: Unrealized gain on derivatives	—	—	827	—	827
Adjusted gross margin	$8,629	$5,648	$2,723	$3,089	$20,089

(1)	Transportation Adjusted gross margin is comprised of $0.9 million and $4.7 million, related to pipeline transportation (fixed-fee) and buy/sells (fixed margin), respectively.

(2)	This category includes fee-based services such as unloading and ancillary storage terminal services.

Adjusted gross margin increased in the three months ended June 30, 2014, to $35.6 million from $20.1 million in the three months ended June 30, 2013, due to:

•
truck transportation volumes of 4.2 million barrels generating an additional $13.7 million in Adjusted gross margin, reflecting the acquisition of trucking operations in September 2013 and June 2014. Related trucking costs are included in operating expense described below;

•
an increase in marketing volume of approximately 1.6 million barrels in the three months ended June 30, 2014, over the same period in 2013, combined with a relatively unchanged spread between the acquisition and sale price for volumes of crude oil sold, as the excess of our average sales price per barrel over our average acquisition cost per barrel decreased to approximately $1.35 for the three months ended June 30, 2014, from approximately $1.36 for the three months ended June 30, 2013. This resulted in a $2.1 million increase in Adjusted gross margin during the three months ended June 30, 2014, compared to the same period in 2013;

•
an increase in pipeline transportation volumes of approximately 3.3 million barrels, resulting in an $0.8 million increase in Adjusted gross margin during the three months ended June 30, 2014, compared to the same period in 2013, due to a higher concentration of short-haul activity;

•
relatively unchanged unloading volumes from our Platteville operations contributed an additional $0.1 million Adjusted gross margin, during the three months ended June 30, 2014, compared to the same period in 2013;

•
although the average Cushing storage capacity increased to 7.6 million barrels for the three months ended June 30, 2014, from 7.25 million barrels for the three months ended June 30, 2013, the average storage capacity used for crude oil operations and marketing activities increased to 0.9 million barrels from 0.25 million barrels. The net decrease in the average leased storage capacity from 7.0 million barrels to 6.7 million barrels, combined with a $0.02 decrease in the weighted average lease rate per barrel, resulted in a $0.9 million decrease to Adjusted gross margin; and

•	a decrease in pumpover activity at Cushing, resulting in a $0.3 million decrease in Adjusted gross margin during the three months ended June 30, 2014, compared to the same period in 2013.
Operating expense
Operating expense increased to $17.7 million in the three months ended June 30, 2014, from $5.7 million for the three months ended June 30, 2013. Approximately $11.1 million of the increase is attributable to the newly acquired trucking fleet, along with increases in employment expense, field expenses, outside services, insurance and taxes and other expenses of approximately $0.5 million, $0.1 million, $0.1 million, $0.1 million and $0.1 million, respectively, exclusive of amounts related to trucking.
General and administrative
General and administrative expense increased to $6.4 million in the three months ended June 30, 2014, from $3.6 million in the three months ended June 30, 2013. This increase is due to additional employee expense, outside services relating to rating agencies and additional one-third drop down of SCPL, overhead allocation and other expenses of $0.5 million, $1.1 million, $1.1 million and $0.1 million, respectively.
Depreciation and amortization expense
Depreciation and amortization expense increased to $7.3 million in the three months ended June 30, 2014, from $3.7 million in the three months ended June 30, 2013. Approximately $1.3 million of the depreciation expense increase is due to a revision of the estimated useful life relating to a 19-mile section of the Kansas and Oklahoma pipeline system. An additional $1.4 million in depreciation expense is due to project completions and the acquisition of the crude oil trucking fleet. Amortization expense increased $0.9 million due to a contract acquired as part of the crude oil trucking fleet acquisition in 2013.
Earnings from equity method investment
Crude’s equity method investments are in White Cliffs and Glass Mountain. Earnings from White Cliffs increased in the three months ended June 30, 2014, to $12.3 million from $10.7 million in the three months ended June 30, 2013. This increase is due to increased volume transported by White Cliffs. As a result of the January 2014 start-up, earnings from Glass Mountain Pipeline increased in the three months ended June 30, 2014 to $1.9 million from zero in the three months ended June 30, 2013.

Six Months Ended June 30, 2014 versus six months ended June 30, 2013
Adjusted gross margin
The following table presents a reconciliation of operating income to Adjusted gross margin, the most directly comparable GAAP financial measure for each of the periods indicated.

	Six Months Ended June 30,
(in thousands)	2014	2013
Reconciliation of operating income to Adjusted gross margin:
Operating income	$38,073	$38,768
Add:
Operating expense	32,828	11,429
General and administrative expense	10,380	7,418
Depreciation and amortization expense	18,758	7,197
Gain on disposal of long-lived assets, net	(61)	(25)
Less:
Unrealized gain on derivatives	245	1,295
Earnings from equity method investment	25,590	21,090
Adjusted gross margin	$74,143	$42,402
The following table shows the Adjusted gross margin generated by our fee-based services, our fixed-margin transactions and our marketing activities for the six months ended June 30, 2014 and 2013 (in thousands):

Six Months Ended June 30, 2014	Storage	Transportation (1)	Marketing Activities	Other (2)	Total
Revenues	$16,236	$40,429	$521,879	$6,126	$584,670
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	510,282	—	510,282
Less: Unrealized gain on derivatives	—	—	245	—	245
Adjusted gross margin	$16,236	$40,429	$11,352	$6,126	74,143

(1)
Transportation Adjusted gross margin is comprised of $6.0 million, $27.2 million and $7.2 million, related to pipeline transportation (fixed-fee), trucking (fixed-fee) and buy/sells (fixed margin), respectively.

(2)	This category includes fee-based services such as unloading and ancillary storage terminal services.

Six Months Ended June 30, 2013	Storage	Transportation (1)	Marketing Activities	Other (2)	Total
Revenues	$16,997	$11,424	$297,870	$6,363	$332,654
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	288,957	—	288,957
Less: Unrealized gain on derivatives	—	—	1,295	—	1,295
Adjusted gross margin	$16,997	$11,424	$7,618	$6,363	$42,402

(1)	Transportation Adjusted gross margin is comprised of $1.8 million and $9.6 million, related to pipeline transportation (fixed-fee) and buy/sells (fixed margin), respectively.

(2)	This category includes fee-based services such as unloading and ancillary storage terminal services.

Adjusted gross margin increased in the six months ended June 30, 2014, to $74.1 million from $42.4 million in the six months ended June 30, 2013, due to:

•
truck transportation volumes of 8.0 million barrels generating an additional $27.2 million in Adjusted gross margin, reflecting the acquisition of trucking operations in September 2013 and June 2014. Related trucking costs are included in operating expense described below;

•
an increase in marketing volume of approximately 3.9 million barrels in the six months ended June 30, 2014, over the same period in 2013, offset by a lower spread between the acquisition and sale price for volumes of crude oil sold, as the excess of our average sales price per barrel over our average acquisition cost per barrel decreased to approximately $1.41 for the six months ended June 30, 2014, from approximately $1.82 for the six months ended June 30, 2014. This resulted in a $3.7 million increase in Adjusted gross margin during the six months ended June 30, 2014, compared to the same period in 2013;

•
an increase in pipeline transportation volumes of approximately 6.7 million barrels, resulting in a $1.8 million increase in Adjusted gross margin during the six months ended June 30, 2014, compared to the same period in 2013 due to a higher concentration of short-haul activity;

•
an increase in unloading volumes from our Platteville operations of approximately 0.1 million barrels, contributing an additional $0.3 million Adjusted gross margin, during the six months ended June 30, 2014, compared to the same period in 2013;

•
although the average Cushing storage capacity increased to 7.6 million barrels for the six months ended June 30, 2014, from 7.25 million barrels for the six months ended June 30, 2013, the average storage capacity used for crude oil operations and marketing activities increased to 0.7 million barrels from 0.25 million barrels. This shift from leased storage capacity to operational storage capacity, combined with a $0.2 decrease in the average lease rate per barrel, resulted in a $0.8 million decrease to Adjusted gross margin; and

•	a decrease in pumpover activity at Cushing, resulting in a $0.5 million decrease in Adjusted gross margin during the six months ended June 30, 2014, compared to the same period in 2013.
Operating expense
Operating expense increased to $32.8 million in the six months ended June 30, 2014, from $11.4 million for the six months ended June 30, 2013. Approximately $21.0 million of the increase is attributable to the newly acquired trucking fleet, offset with a reduction in outside services of approximately $0.2 million and increases in employment expenses, field expenses, insurance and taxes and other expenses of approximately $0.1 million, $0.2 million, $0.2 million and $0.1 million, respectively, exclusive of amounts related to trucking.
General and administrative
General and administrative expense increased to $10.4 million in the six months ended June 30, 2014, from $7.4 million for the six months ended June 30, 2013. This increase is due to additional overhead allocation, employee expense and other expenses of $1.7 million, $1.1 million and $0.2 million, respectively.
Depreciation and amortization expense
Depreciation and amortization expense increased to $18.8 million in the six months ended June 30, 2014, from $7.2 million in the six months ended June 30, 2013. Approximately $7.2 million of the depreciation expense increase is due to a revision of the estimated useful life relating to a 62-mile section of the Kansas and Oklahoma pipeline system. An additional $2.7 million in depreciation expense is due to project completions and the acquisition of the crude oil trucking fleet. Amortization expense increased $1.7 million due to a contract acquired as part of the crude oil trucking fleet acquisition in 2013.
Earnings from equity method investment
Crude’s equity method investments are in White Cliffs and Glass Mountain. Earnings from White Cliffs increased in the six months ended June 30, 2014, to $23.4 million from $21.1 million in the six months ended June 30, 2013. This increase is due to increased volume transported by White Cliffs. As a result of the January 2014 start-up, earnings from Glass Mountain Pipeline increased in the six months ended June 30, 2014 to $2.2 million from zero in the six months ended June 30, 2013.

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
For additional information about NGL Energy's results, see the NGL Energy periodic reports filed with the SEC.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Revenue	$—	$—	$—	$—
Expenses
Costs of products sold, exclusive of depreciation and amortization shown below	—	—	—	—
Operating	—	—	—	1
General and administrative	(52)	160	61	316
Depreciation and amortization	—	—	—	—
Loss on disposal of long-lived assets, net	—	—	—	6
Total expenses	(52)	160	61	323
Earnings from equity method investments	4,968	4,200	8,559	11,116
Gain on issuance of common units by equity method investee	—	—	8,127	—
Operating income	$5,020	$4,040	$16,625	$10,793

SemLogistics

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Revenue	$3,981	$2,623	$8,771	$5,658
Expenses
Costs of products sold, exclusive of depreciation and amortization shown below	265	—	615	—
Operating	1,940	1,848	4,020	3,687
General and administrative	1,529	1,486	2,951	2,606
Depreciation and amortization	2,555	2,313	5,050	4,653
Gain on disposal of long-lived assets, net	(3,634)	—	(3,634)	—
Total expenses	2,655	5,647	9,002	10,946
Operating income (loss)	$1,326	$(3,024)	$(231)	$(5,288)
Three months ended June 30, 2014 versus three months ended June 30, 2013
Revenue
Revenue in the three months ended June 30, 2014, increased to $4.0 million from $2.6 million for the three months ended June 30, 2013. The increase is due primarily to increased storage revenue of $0.7 million as a result of improvement in both volume stored and rates. In addition, throughput revenue increased $0.4 million.
High crude oil prices and backwardated market conditions (i.e., prices for future deliveries are lower than current prices) exist today and are forecast to continue throughout 2014. These factors have a negative effect on storage economics. As a result, the demand for storage is depressed and we continue to experience difficulty securing contract renewals and replacement of long-term contracts.
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

General
In most every category of expense, the amounts for the second quarter of 2014 are roughly equivalent to those of the second quarter of 2013.
Gain on disposal of long-lived assets
In the three months ended June 30, 2014, we recorded a gain of $3.6 million on the disposal of long-lived assets. This gain is a result of the write off of intercompany indebtedness.
Six months ended June 30, 2014 versus six months ended June 30, 2013
Revenue
Revenue in the six months ended June 30, 2014, increased to $8.8 million from $5.7 million for the six months ended June 30, 2013. The increase is due primarily to increased storage revenue of $2.3 million, as a result of improvement in both volume stored and rates. In addition, 2014 includes $0.7 million in product sales. There were no such sales in this period during 2013.
High crude oil prices and backwardated market conditions (i.e., prices for future deliveries are lower than current prices) exist today and are forecast to continue throughout 2014. These factors have a negative effect on storage economics. As a result, the demand for storage is depressed and we continue to experience difficulty securing contract renewals and replacement of long-term contracts.
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
General
In most every category of expense, the amounts for the six months ended June 30, 2014 are roughly equivalent to those of the six months ended June 30, 2013.
Gain on disposal of long-lived assets
In the six months ended June 30, 2014, we recorded a gain of $3.6 million on the disposal of long-lived assets. This gain is a result of the write off of intercompany indebtedness.

SemCAMS

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Revenue	$39,954	$66,459	$79,237	$102,240
Expenses
Costs of products sold, exclusive of depreciation and amortization shown below	71	1	138	184
Operating	28,836	55,508	52,502	82,392
General and administrative	3,574	3,342	7,554	7,487
Depreciation and amortization	3,079	2,638	5,908	5,294
Gain on disposal of long-lived assets, net	(915)	—	(915)	—
Total expenses	34,645	61,489	65,187	95,357
Operating income	$5,309	$4,970	$14,050	$6,883

Three months ended June 30, 2014 versus three months ended June 30, 2013
Revenue
Revenue in the three months ended June 30, 2014, decreased to $40.0 million from $66.5 million for the three months ended June 30, 2013. This decrease is primarily due to turnaround and outage operating costs flow through expense recoveries in the second quarter of 2013 of approximately $22.3 million and $2.2 million, respectively, which did not occur in the second quarter of 2014 and foreign exchange loss of $2.8 million.
Operating expense
Operating expense in the three months ended June 30, 2014, decreased to $28.8 million from $55.5 million for the three months ended June 30, 2013. This decrease is primarily due to the 2013 turnaround and outage repair costs of $22.3 million and $2.2 million, respectively, which did not reoccur in the second quarter of 2014 and lower power costs of $3.9 million. This decrease was offset, in part, by higher contract service costs of $2.4 million.
Six months ended June 30, 2014 versus six months ended June 30,
Revenue
Revenue in the six months ended June 30, 2014, decreased to $79.2 million from $102.2 million for the six months ended June 30, 2013. This decrease is primarily due to turnaround and outage operating costs flow through expense recoveries of approximately $24.5 million and $2.2 million, respectively, in 2013 which did not occur in 2014 and foreign exchange loss of $6.5 million. These decreases were offset, in part, by higher capital fees and maintenance capital recovery fees of $5.7 million and $2.6 million, respectively.
Operating expense
Operating expense in the six months ended June 30, 2014, decreased to $52.5 million from $82.4 million for the six months ended June 30, 2013. This decrease is primarily due to 2013 turnaround and outage repair costs of $24.5 million and $2.2 million, respectively, which did not reoccur in 2014, lower power costs of $3.6 million and foreign exchange loss of $4.2 million. These decreases were offset, in part, by higher project labor and material costs of $4.5 million.

SemMexico

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Revenue	$62,971	$51,832	$134,581	$94,826
Expenses
Costs of products sold, exclusive of depreciation and amortization shown below	54,007	43,653	115,476	82,302
Operating	2,947	2,346	5,396	4,511
General and administrative	3,112	2,443	5,863	4,665
Depreciation and amortization	1,456	1,458	2,883	2,938
Gain on disposal of long-lived assets, net	—	(347)	(28)	(513)
Total expenses	61,522	49,553	129,590	93,903
Operating income	$1,449	$2,279	$4,991	$923
Three months ended June 30, 2014 versus three months ended June 30, 2013
Revenue
Revenue increased in the three months ended June 30, 2014, to $63.0 million from $51.8 million in the three months ended June 30, 2013. This increase was primarily the result of an increase in sales volumes to 86,515 metric tons for the three months ended June 30, 2014, from 71,325 metric tons for the same period in 2013. The increase in volume in 2014 is due to the release of funding by the federal government for infrastructure projects. In addition, the average sale price in 2014 increased to $717 per metric ton from $711 per metric ton in the three months ended June 30, 2013.

Costs of products sold
Costs of products sold increased in the three months ended June 30, 2014 to $54.0 million from $43.7 million in the three months ended June 30, 2013. On a per unit basis, the cost of products sold increased to $624 per metric ton in the three months ended June 30, 2014, from $612 per metric ton for the same period in 2013.
General and administrative
General and administrative expense increased in the three months ended June 30, 2014, to $3.1 million from $2.4 million in the three months ended June 30, 2013. The increase is primarily due to higher employee compensation expense in the three months ended June 30, 2014 compared to the prior period.

Six months ended June 30, 2014 versus six months ended June 30, 2013
Revenue
Revenue increased in the six months ended June 30, 2014, to $134.6 million from $94.8 million in the six months ended June 30, 2013. This increase was primarily the result of an increase in sales volumes to 189,603 metric tons for the six months ended June 30, 2014, from 133,186 metric tons for the same period in 2013. The increase in volume in 2014 is due to the release of funding by the federal government for infrastructure projects.
Costs of products sold
Costs of products sold increased in the six months ended June 30, 2014 to $115.5 million from $82.3 million in the six months ended June 30, 2013. On a per unit basis, the cost of products sold decreased to $609 per metric ton in the six months ended June 30, 2014, from $618 per metric ton for the same period in 2013.
General and administrative
General and administrative expense increased in the six months ended June 30, 2014, to $5.9 million from $4.7 million in the six months ended June 30, 2013. The variance is primarily due to higher employee compensation expense in the six months ended June 30, 2014 compared to the prior period.

SemGas

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Revenue	$92,954	$46,926	$193,532	$85,665
Expenses
Costs of products sold, exclusive of depreciation and amortization shown below	68,231	33,567	146,813	62,738
Operating	8,012	4,289	15,456	8,433
General and administrative	2,240	1,598	4,212	3,189
Depreciation and amortization	7,279	2,233	12,248	4,361
Loss (gain) on disposal of long-lived assets, net	20,100	(4)	20,104	(6)
Total expenses	105,862	41,683	198,833	78,715
Operating income (loss)	$(12,908)	$5,243	$(5,301)	$6,950
Three months ended June 30, 2014 versus three months ended June 30, 2013
Revenue
Revenue increased in the three months ended June 30, 2014, to $93.0 million from $46.9 million for the three months ended June 30, 2013. This increase is the result of higher sales volume (26,139 MMcf versus 11,099 MMcf), higher prices and increased fees ($9.6 million versus $0.2 million). The increase in revenue was affected by a higher average natural gas NYMEX price of $4.58/mmbtu versus $4.02/mmbtu and an increase in the average NGL basket price to $0.93/gallon versus $0.85/gallon for the same period in 2013. The increase in volume is primarily a result of increased drilling and production in the area served by our gas plants in Northern Oklahoma, the commissioning of a 125 MMcf/day processing plant in June 2013, the start-up of the Rose Valley 1 processing plant in March 2014 and increased service contracts in the Chesapeake acquisition.
Costs of products sold
Costs of products sold increased in the three months ended June 30, 2014, to $68.2 million from $33.6 million in the three months ended June 30, 2013. This increase is primarily related to higher volume and prices as described above.
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
The following table shows the Adjusted gross margin generated in the three months ended June 30, 2014 and 2013.

	Three Months Ended June 30,
(in thousands)	2014	2013
Revenue	$92,954	$46,926
Less: Cost of products sold, exclusive of depreciation	68,231	33,567
Less: Unrealized gain (loss) on derivatives	—	—
Adjusted gross margin	$24,723	$13,359
The following table presents a reconciliation of operating income (loss) to Adjusted gross margin, the most directly comparable GAAP financial measure for each of the periods indicated.

	Three Months Ended June 30,
(in thousands)	2014	2013
Reconciliation of operating income (loss) to Adjusted gross margin:
Operating income (loss)	$(12,908)	$5,243
Add:
Operating expense	8,012	4,289
General and administrative expense	2,240	1,598
Depreciation and amortization expense	7,279	2,233
Loss (gain) on disposal of long-lived assets	20,100	(4)
Adjusted gross margin	$24,723	$13,359
Operating expense
Operating expense increased in the three months ended June 30, 2014, to $8.0 million from $4.3 million for the three months ended June 30, 2013. This increase is due primarily to higher equipment leases, employment expenses, outside services, field expenses (which includes materials and supplies, lubricants, water disposal, electricity and fuel) and insurance of approximately $1.2 million, $0.8 million, $0.6 million, $0.5 million and $0.4 million, respectively.
General and administrative
General and administrative expense increased in the three months ended June 30, 2014, to $2.2 million from $1.6 million in the three months ended June 30, 2013. This increase is due primarily to higher employee compensation expense of approximately $0.5 million.

Depreciation and amortization
Depreciation and amortization expense increased in the three months ended June 30, 2014, to $7.3 million from $2.2 million in the three months ended June 30, 2013. The increase of approximately $2.5 million in depreciation expense is due to the 2013 Chesapeake acquisition and expansion in Northern Oklahoma. The increase of approximately $2.6 million in amortization expense is related to the amortization of the value of a contract with Chesapeake.
Loss (gain) on disposal of long-lived assets
On June 1, 2014, we sold certain natural gas gathering assets in Eastern Oklahoma for approximately $2.4 million, resulting in a loss of approximately $20.1 million. These assets were subject to contract renewal risk at the end of 2014 and were viewed as non-core due to their limited growth potential.

Six months ended June 30, 2014 versus six months ended June 30, 2013
Revenue
Revenue increased in the six months ended June 30, 2014, to $193.5 million from $85.7 million for the six months ended June 30, 2013. This increase is the result of higher sales volume (44,034 MMcf versus 19,802 MMcf), higher prices and increased fees ($10.8 million versus $0.5 million). The increase was also affected by a higher average natural gas NYMEX price of $4.65/mmbtu versus $3.75/mmbtu and a higher average NGL basket price of $0.98/gallon versus $0.88/gallon. The increase in volume is primarily a result of increased drilling and production in the area served by our gas plants in Northern Oklahoma, the commissioning of a 125 MMcf/day processing plant in June 2013, the start-up of the Rose Valley 1 processing plant in March 2014 and increased service contracts received in the Chesapeake acquisition.
Costs of products sold
Costs of products sold increased in the six months ended June 30, 2014, to $146.8 million from $62.7 million in the six months ended June 30, 2013. This increase is primarily related to higher volume and prices as described above.
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
The following table shows the Adjusted gross margin generated in the six months ended June 30, 2014 and 2013.

	Six Months Ended June 30,
(in thousands)	2014	2013
Revenue	$193,532	$85,665
Less: Cost of products sold, exclusive of depreciation	146,813	62,738
Less: Unrealized gain (loss) on derivatives	—	—
Adjusted gross margin	$46,719	$22,927
The following table presents a reconciliation of operating income (loss) to Adjusted gross margin, the most directly comparable GAAP financial measure for each of the periods indicated.

	Six Months Ended June 30,
(in thousands)	2014	2013
Reconciliation of operating income (loss) to Adjusted gross margin:
Operating income (loss)	$(5,301)	$6,950
Add:
Operating expense	15,456	8,433
General and administrative expense	4,212	3,189
Depreciation and amortization expense	12,248	4,361
Loss (gain) on disposal of long-lived assets	20,104	(6)
Adjusted gross margin	$46,719	$22,927
Operating expense
Operating expense increased in the six months ended June 30, 2014, to $15.5 million from $8.4 million for the six months ended June 30, 2013. This increase is due primarily to higher equipment leases, employment expenses, field expenses (which includes materials and supplies, lubricants, water disposal, electricity and fuel), outside services, insurance and repairs and maintenance expense of approximately $2.7 million, $1.3 million, $1.1 million, $0.9 million, $0.7 million and $0.2 million, respectively.
General and administrative
General and administrative expense increased in the six months ended June 30, 2014, to $4.2 million from $3.2 million in the six months ended June 30, 2013. This increase is due primarily to employment costs and higher corporate allocations of approximately $0.7 million and $0.4 million, respectively, offset by a decrease of $0.2 million in outside services.
Depreciation and amortization
Depreciation and amortization expense increased in the six months ended June 30, 2014, to $12.2 million from $4.4 million in the six months ended June 30, 2013. The increase of approximately $3.6 million in depreciation expense is due to the 2013 Chesapeake acquisition and expansion in Northern Oklahoma. The increase of approximately $4.3 million in amortization expense is related to the amortization of the value of a contract with Chesapeake.
Loss (gain) on disposal of long-lived assets
On June 1, 2014, we sold certain natural gas gathering assets in Eastern Oklahoma for approximately $2.4 million, resulting in a loss of approximately $20.1 million. These assets were subject to contract renewal risk at the end of 2014 and were viewed as non-core due to their limited growth potential.

Other and Eliminations

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Revenue	$(9,792)	$(5,018)	$(19,684)	$(9,103)
Expenses
Costs of products sold, exclusive of depreciation and amortization shown below	(9,792)	(5,018)	(19,684)	(9,103)
Operating	—	—	—	—
General and administrative	5,009	4,301	9,565	8,254
Depreciation and amortization	417	482	852	1,007
Loss on disposal of long-lived assets, net	3,791	—	3,791	—
Total expenses	(575)	(235)	(5,476)	158
Operating loss	$(9,217)	$(4,783)	$(14,208)	$(9,261)
Other and Eliminations is not an operating segment. This table is included to permit the reconciliation of segment information to that of the consolidated Company.

Liquidity and Capital Resources
Sources and Uses of Cash
Our principal sources of short-term liquidity are cash generated from our operations and borrowings under our revolving credit facilities. The consolidated cash balance on June 30, 2014 (including restricted cash) was $82.8 million. Of this amount, $52.5 million was held in Canada and may be subject to tax if transferred to the U.S., and $3.1 million is restricted cash set aside for settlement of pre-petition claims. Potential sources of long-term liquidity include issuances of debt securities and equity securities and the sale of assets. Our primary cash requirements currently are operating expenses, capital expenditures, our quarterly dividends and quarterly distributions to unitholders of our subsidiary, Rose Rock. In general, we expect to fund:

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
Cash Flows
The following table summarizes our changes in unrestricted cash for the periods presented:

	Six Months Ended June 30,
(in thousands)	2014	2013
Statement of cash flow data:
Cash flows provided by (used in):
Operating activities	$55,549	$55,436
Investing activities	(230,733)	(135,362)
Financing activities	170,339	296,868
Subtotal	(4,845)	216,942
Effect of exchange rate on cash and cash equivalents	832	1,795
Change in cash and cash equivalents	(4,013)	218,737
Cash and cash equivalents at beginning of period	79,351	80,029
Cash and cash equivalents at end of period	$75,338	$298,766
Operating Activities
The components of operating cash flows can be summarized as follows:

	Six Months Ended June 30,
(in thousands)	2014	2013
Net income	$7,154	$56,078
Non-cash expenses, net	88,314	8,687
Changes in operating assets and liabilities	(39,919)	(9,329)
Net cash flows provided by operating activities	$55,549	$55,436
Non-cash expenses increased $79.6 million to $88.3 million for the six months ended June 30, 2014 from $8.7 million income for the six months ended June 30, 2013. This increase is comprised primarily of a $56.9 million increase in deferred tax expense, which is due to the release of a valuation allowance on our net operating loss carryforward deferred tax assets in the prior year, a $14.2 million decrease in expense on the change in the fair value of warrants due to decreasing market prices compared to the same prior year period, a $20.2 million increase in depreciation and amortization expense primarily due to a reduction of the estimated useful life of certain Crude assets and additional assets placed in-service from acquisitions and capital projects, a $19.8 million increase in loss on disposal of long-lived assets, net, a $1.9 million increase in earnings from equity method investments including an $8.1 million gain in the current period related to an equity issuance by our investee, a $6.8 million increase in distributions from equity investments, a $1.7 million adjustment for excess tax benefit on vesting of non-cash equity compensation awards, a $0.5 million increase in non-cash equity compensation and a $1.1 million increase due to a reduced net unrealized gain related to our derivative instruments. All other non-cash expenses for the six months ended June 30, 2014 remained relatively comparable to the six months ended June 30, 2013.
Changes in operating assets and liabilities for the six months ended June 30, 2014 generated a net decrease in operating cash flows of $39.9 million, consisting primarily of a decrease of $39.6 million in payables to affiliates, a decrease of $14.2 million in accounts payable and accrued liabilities, an increase of $13.7 million in accounts receivable, an increase of $6.0 million in inventories, an increase of $2.6 million in other current assets and an increase of $2.2 million in restricted cash. These were offset by a decrease of $37.5 million in receivables from affiliates and an increase of $1.3 million in other noncurrent liabilities. These changes were primarily a result of our Crude and SemGas segments' operating activities.
Changes in operating assets and liabilities for the six months ended June 30, 2013 generated a net decrease in operating cash flows of $9.3 million, consisting primarily of an increase of $12.5 million in accounts receivable driven by SemCAMS segment operating activity, a decrease of $3.3 million in other noncurrent liabilities and an increase of $2.4 million in receivables from affiliates. These were offset by an increase of $7.2 million in accounts payable and accrued liabilities driven primarily by Crude segment operating activity, a decrease of $1.0 million in derivatives and margin deposits and a decrease of $0.8 million in other current assets due to the amortization of prepaid expenses.
Investing Activities
For the six months ended June 30, 2014, we had net cash outflows of $230.7 million from investing activities, due primarily to $127.7 million of capital expenditures, $68.0 million of investments in non-consolidated subsidiaries and $44.5 million of payments to acquire businesses, partially offset by investing cash inflows of $5.4 million of distributions in excess of equity in earnings of affiliates and $4.0 million of proceeds from sale of long-lived assets. Year to date capital expenditures primarily relate to SemGas' Northern Oklahoma expansion projects, Rose Rock transportation projects and SemCAMS pipeline related projects. Investments in non-consolidated subsidiaries represents investments in Glass Mountain Pipeline and the White Cliffs pipeline expansion project. Payments to acquire businesses primarily relates to the $44 million acquisition of crude oil trucking assets. Distributions in excess of equity earnings represent returns of investment from White Cliffs and Glass Mountain. Proceeds from sale of long-lived assets includes $2.4 million from the sale of natural gas gathering assets in Eastern Oklahoma by SemGas.
For the six months ended June 30, 2013, we had net cash outflows of $135.4 million from investing activities, due primarily to $59.9 million of capital expenditures and $81.6 million in investments in non-consolidated subsidiaries, partially offset by investing cash inflows of $5.6 million in distributions in excess of equity in earnings of affiliates. Capital expenditures primarily related to Rose Rock's Cushing expansion projects, SemGas' Northern Oklahoma expansion projects and well connects and the Wattenberg Oil Trunkline. Investments in non-consolidated subsidiaries represent investments in Glass Mountain Pipeline and White Cliffs pipeline expansion project. Distributions in excess of equity earnings represent returns of our investments in White Cliffs and NGL Energy.
Financing Activities
For the six months ended June 30, 2014, we had net cash inflows of $170.3 million from financing activities, which related to borrowings on long-term debt of $533.8 million, partially offset by principal payments of $331.5 million, dividends paid of $19.6 million and distributions to non-controlling interests of $13.2 million. Net borrowings were used primarily for capital expenditures, investments in non-consolidated subsidiaries and acquisitions.
For the six months ended June 30, 2013, we had net cash inflows of $296.9 million from financing activities, which related to borrowings on long-term debt of $650.0 million and $57.8 million in proceeds from the issuance of Rose Rock limited partner units, partially offset by principal payments of $385.0 million, debt issuance costs of $10.3 million due to issuance of notes and increases to revolver capacity, dividends paid of $7.9 million and distributions to non-controlling interests of $7.5 million. Borrowings on long term debt include $300 million of notes issued related to the acquisition of Mid-America Midstream Gas Services, L.L.C.
Long-term Debt
SemGroup Senior Unsecured Notes
At June 30, 2014, we had $300 million of 7.5% senior unsecured notes due 2021 (the "Notes") outstanding. The Notes are governed by an indenture, as supplemented, between the Company and its subsidiary Guarantors and Wilmington Trust, National Association, as trustee (the "Indenture"). The Indenture includes customary covenants and events of default.
At June 30, 2014, we were in compliance with the terms of the Indenture.
SemGroup Revolving Credit Facility
At June 30, 2014, we had $65.5 million in cash borrowings outstanding under our $500 million revolving credit facility. In addition, we had $3.9 million in outstanding letters of credit on that date. The maximum letter of credit capacity under this facility is $250 million. The facility can be increased by an additional $100 million. The credit agreement expires on December 11, 2018.
The credit agreement includes customary affirmative and negative covenants. At June 30, 2014, we were in compliance with the terms of the credit agreement.

Rose Rock Senior Unsecured Notes
On June 27, 2014, Rose Rock and its wholly-owned subsidiary, Rose Rock Finance Corporation ("Finance Corp."), as co-issuer, agreed to sell $400 million of 5.625% senior unsecured notes due 2022 (the “Rose Rock Notes”) to certain initial purchasers for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to non-U.S. persons outside the United States pursuant to Regulation S of the Securities Act. The Rose Rock Notes are guaranteed by all of Rose Rock's existing subsidiaries other than Finance Corp.
The net proceeds from the offering of $391.9 million, after underwriters' fees and offering expenses, were received on July 2, 2014. The net proceeds from the offering were used to repay amounts borrowed under Rose Rock's revolving credit facility and for general partnership purposes.
The Rose Rock Notes are governed by an indenture between Rose Rock, its subsidiary guarantors, Finance Corp. and Wilmington Trust, National Association, as trustee (the “Rose Rock Indenture”). The Rose Rock Indenture includes customary covenants, including limitations on Rose Rock's ability to incur additional indebtedness or issue certain preferred shares; pay dividends and make certain distributions, investments and other restricted payments; create certain liens; sell assets; enter into transactions with affiliates; merge, consolidate, sell or otherwise dispose of all or substantially all of its assets; and designate its subsidiaries as unrestricted under the Rose Rock Indenture.
The Rose Rock Indenture includes customary events of default. A default would permit the trustee or holders of at least 25% in aggregate principal amounts of the Rose Rock Notes then outstanding to declare all amounts owing under the Rose Rock Notes to be due and payable.
The Rose Rock Notes are effectively subordinated in right of payment to any of Rose Rock's, and the subsidiary guarantors', existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness.
Rose Rock may issue additional Rose Rock Notes under the Rose Rock Indenture from time to time, subject to the terms of the Rose Rock Indenture.
Except as described below, the Notes are not redeemable at Rose Rock's option prior to July 15, 2017. From and after July 15, 2017, Rose Rock may redeem the Rose Rock Notes, in whole or in part, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest, if redeemed during the twelve-month period beginning on July 15 of each of the years indicated below:

Year	Percentage
2017	104.219%
2018	102.813%
2019	101.406%
2020 and thereafter	100.000%
Prior to July 15, 2017, Rose Rock may, at its option, on one or more occasions, redeem up to 35% of the sum of the original aggregate principal amount of the Rose Rock Notes at a redemption price equal to 105.625% of the aggregate principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds of one or more equity offerings of Rose Rock, or the parent of Rose Rock to the extent such net proceeds are contributed to Rose Rock, subject to certain conditions.
Prior to July 15, 2017, Rose Rock may also redeem all or part of the Rose Rock Notes at a price equal to the principal plus a premium equal to the greater of 1% of the principal or the excess of the present value of the July 15, 2017 redemption price from the table above plus all required interest payments due through July 15, 2017, computed using a discount rate based on a published United States Treasury Rate plus 50 basis points, over the principal value of such Note.
In the event of a change of control, Rose Rock is required to offer to repurchase the Rose Rock Notes at an amount equal to 101% of the principal plus accrued and unpaid interest.
The Rose Rock Notes are also subject to a Registration Rights Agreement which requires Rose Rock to file a registration statement with the SEC and to use commercially reasonable efforts to consummate such exchange offer within one year of settlement date of the Rose Rock Notes so that holders of the Rose Rock Notes can exchange the Rose Rock Notes and related guarantees for registered notes (the "Exchange Notes") and guarantees that have substantially identical terms as the Rose Rock Notes and related guarantees. The guarantees of the Exchange Notes will be full and unconditional and will constitute the joint and several obligations of the subsidiary guarantors. Failure to meet the terms of the Registration Rights Agreement will require Rose Rock to pay incremental interest of 0.25% per annum, increased by an additional 0.25% per annum for each 90-day period for which registration default continues (up to a maximum of 1.0% per annum).
Interest on the Rose Rock Notes is payable in arrears on January 15th and July 15th to holders of record on January 1st and July 1st each year until maturity. At June 30, 2014, we had $8.7 million of unamortized debt issuance costs related to the Rose Rock Notes included in other noncurrent assets on our consolidated balance sheet.
At June 30, 2014, we were in compliance with the terms of the Rose Rock Indenture.

Rose Rock Revolving Credit Facility
At June 30, 2014, Rose Rock had $447.5 million in cash borrowings outstanding under its $585 million revolving credit facility. The proceeds from the Rose Rock Notes were used to pay down this balance in July 2014. There were $30.0 million in outstanding letters of credit. The maximum letter of credit capacity under this facility is $150 million. The facility can be increased by up to $200 million. The credit agreement expires on September 20, 2018.
The credit agreement includes customary affirmative and negative covenants and also restricts Rose Rock’s ability to make certain types of payments including cash distributions to unitholders, however, Rose Rock may make those distributions unless Rose Rock is in default under the credit agreement or the distribution could result in a default. At June 30, 2014, Rose Rock was in compliance with the terms of the credit agreement.
Subsequent to the issuance of the Rose Rock Notes, we elected to comply with the alternative covenants allowed under the Rose Rock revolving credit facility:

•	a minimum ratio of our consolidated EBITDA to our consolidated cash interest expense at the end of any fiscal quarter, for the immediately preceding four quarter period, of 2.50 to 1.00;

•	a maximum ratio of our consolidated net debt to our consolidated EBITDA at the end of any fiscal quarter, for the immediately preceding four quarter period, of 5.50 to 1.00; and

•	and a maximum ratio of senior secured debt to our consolidated EBITDA of 3.50 to 1.00.
SemMexico Credit Facilities
At June 30, 2014, we had borrowings of 56 million Mexican pesos ($4.3 million at the June 30, 2014 exchange rate) outstanding under a 56 million Mexican pesos (U.S. $4.3 million at the June 30, 2014 exchange rate) SemMexico credit facility, which matures in July 2014. The balance was repaid in July 2014. SemMexico had no outstanding borrowings under a 44 million Mexican pesos (U.S. $3.4 million at the June 30, 2014 exchange rate) credit facility which matures in June 2015. At

June 30, 2014, SemMexico had 331.7 million Mexican pesos (U.S. $25.6 million at the June 30, 2014 exchange rate) in outstanding letters of credit.
At June 30, 2014, we were in compliance with the terms of these facilities.
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

Projected capital expenditures for 2014 are estimated at $423 million in expansion projects, including capital contributions to affiliates for funding growth projects and acquisitions, and $52 million in maintenance projects. These estimates may change as future events unfold. See "Cautionary Note Regarding Forward-Looking Statements." During the six months ended June 30, 2014, we spent $127.7 million (cash basis) on capital projects, $68.0 million in capital contributions to affiliates for funding growth projects and $44.5 million for acquisitions.
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
SemGroup Dividends
The table below shows dividends declared and/or paid by SemGroup during 2014 and 2013.

Quarter Ended	Record Date	Payment Date	Dividend Per Share
June 30, 2013	May 20, 2013	May 30, 2013	$0.19
September 30, 2013	August 19, 2013	August 30, 2013	$0.20
December 31, 2013	November 22, 2013	December 3, 2013	$0.21
March 31, 2014	March 10, 2014	March 20, 2014	$0.22
June 30, 2014	May 19, 2014	May 29, 2014	$0.24
September 30, 2014	August 18, 2014	August 28, 2014	$0.27

Rose Rock Distributions
The table below shows cash distributions declared and/or paid by Rose Rock during 2014 and 2013.

Quarter Ended	Record Date	Payment Date	Distribution Per Unit
December 31, 2012	February 4, 2013	February 14, 2013	$0.4025
March 31, 2013	May 6, 2013	May 15, 2013	$0.4300
June 30, 2013	August 5, 2013	August 14, 2013	$0.4400
September 30, 2013	November 5, 2013	November 14, 2013	$0.4500
December 31, 2013	February 4, 2014	February 14, 2014	$0.4650
March 31, 2014	May 5, 2014	May 15, 2014	$0.4950
June 30, 2014	August 4, 2014	August 14, 2014	$0.5350
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
Customer Concentration
Shell Trading (US) Company, a customer of our Crude segment, accounted for more than 10% of our consolidated revenue for the three months ended June 30, 2014, at approximately 38%. Shell Trading (US) Company, a customer of our Crude segment, accounted for more than 10% of our consolidated revenue for the six months ended June 30, 2014, at approximately 35%. Although we have contracts with customers of varying durations, if one or more of our major customers were to default on their contract, or if we were unable to renew our contract with one or more of these customers on favorable terms, we might not be able to replace any of these customers in a timely fashion, on favorable terms or at all. In any of these situations, our revenues and our ability to pay cash dividends to our stockholders may be adversely affected. We expect our exposure to risk of non-payment or non-performance to continue as long as we remain substantially dependent on a relatively small number of customers for a substantial portion of our Adjusted gross margin.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined by Item 303 of Regulation S-K.
Commitments
There have been no material changes to our contractual obligations outside the ordinary course of our business from those previously disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013, although the value of product purchase commitments is less at June 30, 2014 than it was at June 30, 2013.
We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We establish a margin for these purchases by entering into various types of physical and financial sale and exchange transactions through which we seek to maintain a position that is substantially balanced between purchases on the one hand and sales and future delivery obligations on the other. We account for derivatives at fair value with the exception of commitments which have been designated as normal purchases and sales for which we do not record assets or liabilities related to these agreements until the product is purchased or sold. At June 30, 2014, such commitments included the following (volumes and dollars in thousands):

	Volume (Barrels)	Value
Fixed price purchases	145	$13,348
Fixed price sales	175	$17,720
Floating price purchases	9,329	$949,093
Floating price sales	12,080	$1,047,077

Certain of the commitments shown in the table above relate to agreements to purchase product from a counterparty and to sell a similar amount of product (in a different location) to the same counterparty. Many of the commitments shown in the table above are cancellable by either party, as long as notice is given within the time frame specified in the agreement (generally 30 to 120 days).
Our SemGas segment has a take or pay contractual obligation related to the fractionation of natural gas liquids. This obligation began in July 2011 and continues through June 2023, subsequent to the extension of the agreement in the second quarter of 2013. At June 30, 2014, approximately $25.8 thousand was due under the contract and the amount of future obligation is approximately $82.8 million. SemGas further has a take or pay contractual obligation related to pipeline transportation. This obligation began in April 2014 and continues through October 2014. The amount of future obligation is approximately $0.7 million. In addition, our SemGas segment enters into contracts under which we are responsible for marketing the majority of the gas and natural gas liquids produced by the counterparties to the agreements. During the three months and six months ended June 30, 2014, the majority of SemGas’ revenues were generated from such contracts.

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
Commodity Price Risk
The table below outlines the range of NYMEX prompt month daily settle prices for crude oil and natural gas futures, and the range of daily propane spot prices provided by an independent, third-party broker for the three months and six months ended June 30, 2014 and June 30, 2013 and the year ended December 31, 2013.

	Light Sweet Crude Oil Futures (Barrel)	Mont Belvieu (Non-LDH) Spot Propane (Gallon)	Henry Hub Natural Gas Futures (MMBtu)
Three Months Ended June 30, 2014
High	$107.26	$1.13	$4.83
Low	$99.42	$1.00	$4.28
High/Low Differential	$7.84	$0.13	$0.55

Three Months Ended June 30, 2013
High	$98.44	$0.97	$4.41
Low	$86.68	$0.82	$3.57
High/Low Differential	$11.76	$0.15	$0.84

Six Months Ended June 30, 2014
High	$107.26	$1.70	$6.15
Low	$91.66	$1.00	$4.01
High/Low Differential	$15.60	$0.70	$2.14

Six Months Ended June 30, 2013
High	$98.44	$0.97	$4.41
Low	$86.68	$0.79	$3.11
High/Low Differential	$11.76	$0.18	$1.30

Year Ended December 31, 2013
High	$110.53	$1.31	$4.46
Low	$86.68	$0.79	$3.11
High/Low Differential	$23.85	$0.52	$1.35

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
However, the SemGas segment has exposure to commodity price risk because of the nature of certain contracts for which our fee is based on a percentage of proceeds or index related to the prices of natural gas, natural gas liquids and condensate. Given current volumes, liquid recoveries and contract terms, we estimate the following sensitivities over the next twelve months:

•	A $0.10 change in natural gas price results in approximately a $640 thousand impact to Adjusted gross margin.

•	A $0.10 change in natural gas liquids prices (Conway and Mont Belvieu) results in approximately a $1.1 million impact to Adjusted gross margin.

•	A $10.00 change in condensate price results in approximately a $5.5 million impact to Adjusted gross margin.
The above sensitivities may be impacted by changes in contract mix, change in production or other factors which are outside of our control.
Additionally, based on our open derivative contracts at June 30, 2014, an increase in the applicable market price or prices for each derivative contract would result in a decrease in our crude oil sales revenues. Likewise, a decrease in the applicable market price or prices for each derivative contract would result in an increase in our crude oil sales revenues. However, the increases or decreases in crude oil sales revenues we recognize from our open derivative contracts are substantially offset by higher or lower crude oil sales revenues when the physical sale of the product occurs. These contracts may be for the purchase or sale of crude oil or in markets different from the physical markets in which we are attempting to hedge our exposure, or may have timing differences relative to the physical markets. As a result of these factors, our hedges may not eliminate all price risks.
The notional volumes and fair value of our commodity derivatives open positions as well as the change in fair value that would be expected from a 10% market price increase or decrease is shown in the table below (in thousands):

	Notional Volume (Barrels)	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease	Settlement Date
Crude oil:
Futures contracts	355	$185	$(3,741)	$3,741	July 2014
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
Interest Rate Risk
We use variable rate debt and are exposed to market risk due to the floating interest rates on our credit facilities. Therefore, from time-to-time we may use interest rate derivatives to manage interest obligations on specific debt issuances. Our variable rate debt bears interest at LIBOR or prime, subject to certain floors, plus the applicable margin. At June 30, 2014, an increase in these base rates of 1%, above the base rate floors, would increase our interest expense by $1.2 million and $2.2 million for the three months and six months ended June 30, 2014, respectively.
The average interest rates presented below are based upon rates in effect at June 30, 2014 and December 31, 2013. The carrying value of the variable rate instruments in our credit facilities approximate fair value primarily because our rates fluctuate with prevailing market rates.

The following table summarizes our debt obligations:

Liabilities	June 30, 2014	December 31, 2013
Short-term debt - variable rate	$4.3 million	$0.0 million
Average interest rate	5.06%	0.00%
Long-term debt - variable rate	$513.0 million	$315.0 million
Average interest rate	4.06%	2.28%
Long-term debt - fixed rate	$300.0 million	$300.0 million
Fixed interest rate	7.50%	7.50%
Long-term debt - fixed rate	$400.0 million	$0.0 million
Fixed interest rate	5.625%	0.00%
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
A 10% change in the average exchange rate during the three months and six months ended June 30, 2014, would change operating income by $1.7 million and $3.5 million, respectively.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act), are effective as of June 30, 2014. This conclusion is based on an evaluation conducted under the supervision and participation of our Chief Executive Officer and Chief Financial Officer along with our management. Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2014, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
2.1
Contribution Agreement, dated as of June 23, 2014, by and among SemGroup Corporation, Rose Rock Midstream Holdings, LLC, Rose Rock Midstream GP, LLC, Rose Rock Midstream, L.P. and Rose Rock Midstream Operating, LLC (filed as Exhibit 2.1 to our current report on Form 8-K dated June 23, 2014, filed June 23, 2014, and incorporated herein by reference).

4.1
Indenture (and form of 5.625% Senior Note due 2022 attached at Exhibit 1 thereto), dated as of July 2, 2014, by and among Rose Rock Midstream, L.P., Rose Rock Finance Corporation, the Guarantors party thereto and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.1 to Rose Rock Midstream, L.P.'s current report on Form 8-K dated June 27, 2014, filed July 2, 2014, and incorporated herein by reference).

10.1	SemGroup Corporation Board of Directors Compensation Plan.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Carlin G. Conner, Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.
32.1	Section 1350 Certification of Carlin G. Conner, Chief Executive Officer.
32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2014	SEMGROUP CORPORATION

	By:	/s/ Robert N. Fitzgerald
Robert N. Fitzgerald
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX
The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
2.1
Contribution Agreement, dated as of June 23, 2014, by and among SemGroup Corporation, Rose Rock Midstream Holdings, LLC, Rose Rock Midstream GP, LLC, Rose Rock Midstream, L.P. and Rose Rock Midstream Operating, LLC (filed as Exhibit 2.1 to our current report on Form 8-K dated June 23, 2014, filed June 23, 2014, and incorporated herein by reference).

4.1
Indenture (and form of 5.625% Senior Note due 2022 attached at Exhibit 1 thereto), dated as of July 2, 2014, by and among Rose Rock Midstream, L.P., Rose Rock Finance Corporation, the Guarantors party thereto and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.1 to Rose Rock Midstream, L.P.'s current report on Form 8-K dated June 27, 2014, filed July 2, 2014, and incorporated herein by reference).

10.1	SemGroup Corporation Board of Directors Compensation Plan.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Carlin G. Conner, Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.
32.1	Section 1350 Certification of Carlin G. Conner, Chief Executive Officer.
32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.