Form 10-Q
period 2014-09-30
SemGroup Corp
filed 2014-11-07
CIK 1489136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class		Outstanding at October 31, 2014
Class A	Common stock, $0.01 par	43,491,466	Shares
Class B	Common stock, $0.01 par	—	Shares

SemGroup Corporation

Cautionary Note Regarding Forward-Looking Statements
Certain matters contained in this Quarterly Report on Form 10-Q include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.
All statements, other than statements of historical fact, included in this Form 10-Q regarding the prospects of our industry, our anticipated financial performance, the anticipated performance of NGL Energy Partners LP, management’s plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions and other matters, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as "may," "will," "expect," "intend," "estimate," "foresee," "project," "anticipate," "believe," "plans," "forecasts," "continue" or "could" or the negative of these terms or variations of them or similar terms. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks, and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those discussed in Item 1A of our most recent Annual Report on Form 10-K, entitled "Risk Factors," risk factors discussed in other reports that we file with the Securities and Exchange Commission (the "SEC") and the following:

•	Our ability to generate sufficient cash flow from operations to enable us to pay our debt obligations or to fund our other liquidity needs, including the payment of dividends;

•
Our ability to comply with the covenants contained in our credit agreements and the indenture governing our 7.5% senior notes, including requirements under our credit agreements to maintain certain financial ratios;

•	The effect of our debt level on our future financial and operating flexibility, including our ability to obtain additional capital on terms that are favorable to us;

•	The ability of our subsidiary, Rose Rock Midstream, L.P., to make minimum quarterly distributions to its unitholders, including us;

•	The operations of NGL Energy Partners LP, which we do not control;

•	Any sustained reduction in demand for the petroleum products we gather, transport, process and store;

•	Our ability to obtain new sources of supply of petroleum products;

•	Our failure to comply with new or existing environmental laws or regulations or cross border laws or regulations;

•	Our ability to renew or replace expiring storage, transportation and related contracts;

•	The possibility that the construction or acquisition of new assets may not result in the corresponding anticipated revenue increases;

•	Changes in currency exchange rates;

•	A cyber attack involving our information systems and related infrastructure, or that of our business associates;

•	The risks and uncertainties of doing business outside of the U.S., including political and economic instability and changes in local governmental laws, regulations and policies; and

•	The possibility that our hedging activities may result in losses or may have a negative impact on our financial results.
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

As used in this Form 10-Q, and unless the context indicates otherwise, the terms "the Company," "SemGroup," "we," "us," "our," "ours," and similar terms refer to SemGroup Corporation, its consolidated subsidiaries, and its predecessors. We sometimes refer to crude oil, natural gas, natural gas liquids (natural gas liquids, or "NGLs," include ethane, propane, normal butane, iso-butane, and natural gasoline), refined petroleum products and liquid asphalt cement, collectively, as "petroleum products" or "products."

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

SEMGROUP CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	(Unaudited)
	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$67,049	$79,351
Restricted cash	7,254	5,119
Accounts receivable (net of allowance of $3,220 and $3,661, respectively)	414,109	323,965
Receivable from affiliates	38,179	67,273
Inventories	62,783	44,295
Other current assets	19,757	14,011
Total current assets	609,131	534,014
Property, plant and equipment (net of accumulated depreciation of $229,607 and $188,720, respectively)	1,239,356	1,105,728
Equity method investments	609,807	565,124
Goodwill	58,837	62,021
Other intangible assets (net of accumulated amortization of $22,510 and $12,655, respectively)	179,165	174,838
Other noncurrent assets, net	38,849	28,889
Total assets	$2,735,145	$2,470,614
LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$336,162	$254,467
Payable to affiliates	30,498	62,279
Accrued liabilities	96,328	83,429
Payables to pre-petition creditors	3,135	3,177
Warrant liability	81,238	58,134
Deferred revenue	20,959	25,538
Other current liabilities	3,500	12,153
Current portion of long-term debt	40	37
Total current liabilities	571,860	499,214
Long-term debt	793,058	615,088
Deferred income taxes	153,513	100,945
Other noncurrent liabilities	45,504	41,504
Commitments and contingencies (Note 9)
SemGroup owners’ equity:
Common stock, $0.01 par value (authorized - 100,000 shares; issued - 43,136 and 42,898 shares, respectively)	427	425
Additional paid-in capital	1,184,982	1,154,516
Treasury stock, at cost (486 and 437 shares, respectively)	(1,332)	(613)
Accumulated deficit	(76,406)	(97,572)
Accumulated other comprehensive loss	(9,472)	(2,854)
Total SemGroup Corporation owners’ equity	1,098,199	1,053,902
Noncontrolling interests in consolidated subsidiaries	73,011	159,961
Total owners’ equity	1,171,210	1,213,863
Total liabilities and owners’ equity	$2,735,145	$2,470,614
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Product	$495,436	$288,452	$1,325,452	$765,334
Service	65,219	36,402	167,176	95,737
Other	33,580	32,894	82,714	108,617
Total revenues	594,235	357,748	1,575,342	969,688
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	458,063	255,554	1,211,703	680,632
Operating	69,377	52,360	179,579	162,813
General and administrative	23,296	20,952	63,882	54,887
Depreciation and amortization	25,200	16,113	70,899	41,563
Loss (gain) on disposal of long-lived assets, net	1,376	408	20,633	(130)
Total expenses	577,312	345,387	1,546,696	939,765
Earnings from equity method investments	14,223	7,483	48,372	39,689
Gain on issuance of common units by equity method investee	18,772	—	26,899	—
Operating income	49,918	19,844	103,917	69,612
Other expenses (income), net:
Interest expense	14,807	9,080	34,394	15,971
Foreign currency transaction loss (gain)	128	(457)	(388)	(973)
Other expense (income), net	(21,303)	4,671	(3,388)	36,771
Total other expense (income), net	(6,368)	13,294	30,618	51,769
Income from continuing operations before income taxes	56,286	6,550	73,299	17,843
Income tax expense (benefit)	24,090	3,413	33,944	(41,305)
Income from continuing operations	32,196	3,137	39,355	59,148
Income (loss) from discontinued operations, net of income taxes	—	(2)	(5)	65
Net income	32,196	3,135	39,350	59,213
Less: net income attributable to noncontrolling interests	6,934	5,054	18,184	14,429
Net income (loss) attributable to SemGroup	$25,262	$(1,919)	$21,166	$44,784
Net income	$32,196	$3,135	$39,350	$59,213
Other comprehensive income (loss), net of income taxes	(10,331)	6,105	(6,618)	(4,307)
Comprehensive income	21,865	9,240	32,732	54,906
Less: comprehensive income attributable to noncontrolling interests	6,934	5,054	18,184	14,429
Comprehensive income attributable to SemGroup	$14,931	$4,186	$14,548	$40,477
Net income (loss) per common share (Note 11):
Basic	$0.59	$(0.05)	$0.50	$1.06
Diluted	$0.59	$(0.05)	$0.49	$1.05
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$39,350	$59,213
Adjustments to reconcile net income to net cash provided by operating activities:
Net unrealized gain related to derivative instruments	(656)	(1,759)
Depreciation and amortization	70,899	41,563
Loss (gain) on disposal of long-lived assets, net	20,633	(107)
Earnings from equity method investments	(48,372)	(39,689)
Gain on issuance of common units by equity method investee	(26,899)	—
Gain on sale of common units of equity method investee	(26,748)	—
Distributions from equity investments	61,757	39,714
Amortization of debt issuance costs	2,580	1,943
Deferred tax expense (benefit)	25,193	(49,448)
Non-cash equity compensation	6,480	5,311
Excess tax benefit from equity-based awards	(1,650)	—
Loss on fair value of warrants	23,499	37,028
Provision for uncollectible accounts receivable, net of recoveries	153	(357)
Currency gain	(388)	(973)
Changes in operating assets and liabilities (Note 12)	(39,931)	4,080
Net cash provided by operating activities	105,900	96,519
Cash flows from investing activities:
Capital expenditures	(194,227)	(131,650)
Proceeds from sale of long-lived assets	4,083	1,048
Contributions to equity method investments	(70,730)	(143,463)
Payments to acquire businesses	(44,508)	(356,201)
Proceeds from sale of common units of equity method investee	59,744	—
Distributions in excess of equity in earnings of affiliates	6,565	13,091
Net cash used in investing activities	(239,073)	(617,175)
Cash flows from financing activities:
Debt issuance costs	(8,670)	(11,865)
Borrowings on credit facilities and issuance of senior unsecured notes	1,074,244	928,474
Principal payments on credit facilities and other obligations	(896,261)	(594,403)
Proceeds from issuance of Rose Rock Midstream, L.P. common units, net of offering costs	—	210,226
Distributions to noncontrolling interests	(20,571)	(11,458)
Proceeds from warrant exercises	86	225
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(719)	(371)
Dividends paid	(31,149)	(16,387)
Proceeds from issuance of common stock under employee stock purchase plan	340	—
Excess tax benefit from equity-based awards	1,650	—
Net cash provided by financing activities	118,950	504,441
Effect of exchange rate changes on cash and cash equivalents	1,921	904
Change in cash and cash equivalents	(12,302)	(15,311)
Cash and cash equivalents at beginning of period	79,351	80,029
Cash and cash equivalents at end of period	$67,049	$64,718
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

1.	OVERVIEW
SemGroup Corporation is a Delaware corporation headquartered in Tulsa, Oklahoma. The terms "we," "our," "us," "SemGroup," "the Company" and similar language used in these notes to the unaudited condensed consolidated financial statements refer to SemGroup Corporation and its subsidiaries.
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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Although management believes these estimates are reasonable, actual results could differ materially from these estimates. The results of operations for the three months and nine months ended September 30, 2014, are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.
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
Recent accounting pronouncements
In March 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment Upon Derecognition of Certain Subsidiaries or Groups of Assets Within a Foreign Entity or of an Investment in a Foreign Entity - a consensus of the FASB Emerging Issues Task Force," which indicates that the entire amount of a cumulative translation adjustment ("CTA") related to an entity's investment in a foreign entity should be released when there has been a:

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
We control the operations of our consolidated subsidiary, Rose Rock Midstream, L.P. ("Rose Rock"), through our ownership of the general partner interest. As of September 30, 2014, we own the 2% general partner interest and a 56.8% limited partner interest made up of 6.8 million common units, 8.4 million subordinated units and 3.75 million Class A units.
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
The following table shows the cash distributions paid or declared during 2014 and 2013 (in thousands, except for per unit amounts):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

2.	ROSE ROCK MIDSTREAM, L.P., Continued

	Distribution Per Unit		Distributions Paid/To Be Paid
Quarter Ended			SemGroup				Noncontrolling Interest Common Units	Total Distributions
			General Partner	Incentive Distributions	Common Units	Subordinated Units
December 31, 2012	$0.4025		$167	$—	$1,163	$3,377	$3,624	$8,331
March 31, 2013	$0.4300		$179	$41	$1,242	$3,607	$3,872	$8,941
June 30, 2013	$0.4400		$183	$72	$1,271	$3,692	$3,962	$9,180
September 30, 2013	$0.4500		$232	$127	$1,301	$3,775	$6,189	$11,624
December 31, 2013	$0.4650		$257	$244	$2,041	$3,901	$6,398	$12,841
March 31, 2014	$0.4950		$278	$488	$2,173	$4,153	$6,811	$13,903
June 30, 2014	$0.5350		$334	$888	$3,646	$4,488	$7,362	$16,718
September 30, 2014	$0.5750	*	$377	$1,835	$3,918	$4,824	$7,912	$18,866

*Expected distributions related to the quarter ended September 30, 2014, which will be paid on November 14, 2014 to unitholders of record as of November 4, 2014.

Certain summarized balance sheet information of Rose Rock is shown below (in thousands):

	(Unaudited)
	September 30, 2014	December 31, 2013
Cash	$8,582	$15,459
Other current assets	381,072	306,128
Property, plant and equipment, net	332,902	311,616
Equity method investment	273,201	224,095
Goodwill	36,116	28,322
Other noncurrent assets, net	33,438	11,627
Total assets	$1,065,311	$897,247

Current liabilities	$338,923	$293,031
Long-term debt	473,058	245,088
Partners’ capital attributable to SemGroup	180,319	120,610
Partners’ capital attributable to noncontrolling interests	73,011	159,961
Noncontrolling interests in consolidated subsidiary retained by SemGroup	—	78,557
Total liabilities and equity	$1,065,311	$897,247

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

2.	ROSE ROCK MIDSTREAM, L.P., Continued

Certain summarized income statement information of Rose Rock for the three months and nine months ended September 30, 2014 and 2013 is shown below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$374,945	$181,831	$956,300	$514,485
Cost of products sold	$333,646	$157,550	$843,928	$446,507
Operating, general and administrative expenses	$25,903	$12,394	$67,412	$30,434
Depreciation and amortization expense	$7,418	$4,130	$24,219	$11,327
Earnings from equity method investment	$16,289	$3,527	$39,660	$10,431
Net income	$16,493	$9,411	$47,782	$30,539
Noncontrolling interests in consolidated subsidiary retained by SemGroup	$—	$—	$7,758	$—
Net income attributable to Rose Rock Midstream, L.P.	$16,493	$9,411	$40,024	$30,539

3.	EQUITY METHOD INVESTMENTS

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

	September 30, 2014	December 31, 2013
White Cliffs	$273,201	$224,095
NGL Energy Partners LP	189,366	208,848
Glass Mountain Pipeline, LLC	147,240	132,181
Total equity method investments	$609,807	$565,124

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
White Cliffs	$16,289	$10,786	$39,660	$31,886
NGL Energy Partners LP*	(4,482)	(3,288)	4,077	7,828
Glass Mountain Pipeline, LLC	2,416	(15)	4,635	(25)
Total earnings from equity method investments	$14,223	$7,483	$48,372	$39,689
* Excluding gain on issuance of common units of $18.8 million and $26.9 million for the three months and nine months ended September 30, 2014, respectively.
Cash distributions received from equity method investments consist of the following (in thousands):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

3.	EQUITY METHOD INVESTMENTS, Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
White Cliffs	$17,029	$12,755	$45,081	$39,436
NGL Energy Partners LP	6,450	4,671	17,462	13,369
Glass Mountain Pipeline, LLC	2,842	—	5,779	—
Total cash distributions received from equity method investments	$26,321	$17,426	$68,322	$52,805
White Cliffs
We account for our 51% ownership of White Cliffs under the equity method, as the other owners have substantive rights to participate in its management.
In August 2014, White Cliffs completed an expansion project adding a 12" pipeline from Platteville, Colorado to Cushing, Oklahoma. For the three months and nine months ended September 30, 2014, we contributed $2.3 million and $53.3 million to White Cliffs, respectively. This expansion increased White Cliffs’ capacity to about 150,000 barrels per day and became fully operational in the third quarter of 2014.
Certain unaudited summarized income statement information of White Cliffs for the three months and nine months ended September 30, 2014 and 2013 is shown below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$42,211	$31,453	$110,018	$92,238
Operating, general and administrative expenses	$4,055	$5,141	$16,362	$14,433
Depreciation and amortization expense	$5,807	$4,720	$14,737	$14,150
Net income	$32,349	$21,579	$78,919	$63,642
The equity in earnings of White Cliffs for the three months and nine months ended September 30, 2014 and 2013 is less than 51% of the net income of White Cliffs for the same periods. This is due to certain general and administrative expenses we incur in managing the operations of White Cliffs that the other owners are not obligated to share. Such expenses are recorded by White Cliffs and are allocated to our ownership interest. White Cliffs recorded $0.4 million and $0.5 million of such general and administrative expense for the three months ended September 30, 2014 and 2013, respectively, and $1.2 million and $1.2 million for the nine months ended September 30, 2014 and 2013, respectively.
NGL Energy Partners LP
At September 30, 2014, we owned 7,652,568 common units representing limited partner interests in NGL Energy Partners LP (NYSE: NGL) ("NGL Energy"), which represents approximately 8.8% of the total 87,347,267 limited partner units of NGL Energy outstanding at June 30, 2014, and an 11.78% interest in the general partner of NGL Energy.
At September 30, 2014, the fair market value of our 7,652,568 common unit investment in NGL Energy was $301.3 million, based on a September 30, 2014 closing price of $39.37 per common unit. This does not reflect our 11.78% interest in the general partner of NGL Energy. The fair value of our limited partner investment in NGL Energy is categorized as a Level 1 measurement, as it is based on quoted market prices.
Our policy is to record our equity in earnings of NGL Energy on a one-quarter lag, as we do not expect information on the earnings of NGL Energy to always be available in time to consistently record the earnings in the quarter in which they are generated. Accordingly, the equity in earnings from NGL Energy, which is reflected in our condensed consolidated statements of operations and comprehensive income for the three months and nine months ended September 30, 2014 and 2013, relates to the earnings of NGL Energy for the three months and nine months ended June 30, 2014 and 2013, respectively.
Our limited partnership interest was diluted as a result of the issuance of NGL common units in a private placement in connection with the completion of an acquisition and the issuance of common units in an underwritten public offering. Accordingly, we recorded non-cash gains of $18.8 million and $26.9 million for the three months and nine months ended

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

3.	EQUITY METHOD INVESTMENTS, Continued

September 30, 2014, respectively, which are included in "Gain on issuance of common units by equity method investee" in our condensed consolidated statement of operations and comprehensive income.
In the third quarter of 2014, we sold 1,480,841 of our NGL Energy common units for $59.7 million, net of related costs of $2.8 million. We recorded a net gain of approximately $26.7 million in the third quarter of 2014 in Other expense (income) in our condensed consolidated statement of operations and comprehensive income.
On October 27, 2014, we agreed to terminate our right to appoint two representatives to the Board of Directors of NGL Energy Holdings LLC, the general partner of NGL Energy, and our current representatives resigned. We expect to subsequently cease accounting for our investment in NGL Energy under the equity method.
Certain unaudited summarized income statement information of NGL Energy for the three months and nine months ended June 30, 2014 and 2013 is shown below (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Revenue	$3,648,614	$1,385,957	$10,367,994	$4,341,778
Cost of sales	$3,534,053	$1,303,076	$9,874,826	$3,989,511
Operating, general and administrative expenses	$95,741	$67,499	$297,417	$206,824
Depreciation and amortization expense	$39,375	$22,724	$112,344	$68,989
Net income (loss)	$(39,910)	$(17,508)	$27,288	$45,310

Glass Mountain Pipeline, LLC
We hold a 50% interest in Glass Mountain Pipeline, LLC ("GMP" or "Glass Mountain") which began operations of its pipeline ("the Glass Mountain Pipeline") in the first quarter of 2014. The owner of the remaining 50%, a subsidiary of NGL Energy, is a related party (Note 13). We account for our investment in GMP using the equity method. As of September 30, 2014, we have invested $147.7 million in GMP including our capital contributions, amounts paid to increase our ownership percentage and capitalized interest. We invested $16.2 million in GMP for the nine months ended September 30, 2014.
The equity in earnings of GMP for the three months and nine months ended September 30, 2014 reported in our condensed consolidated statement of operations and comprehensive income is less than 50% of the net income of GMP for the same period due to amortization of capitalized interest for the period.
Certain unaudited summarized income statement information of GMP for the three months and nine months ended September 30, 2014 is shown below (in thousands):

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Revenue	$8,708	$21,452
Operating, general and administrative expenses	$23	$2,031
Depreciation and amortization expense	$3,745	$9,863
Net income	$4,939	$9,554

4.	SEGMENTS
Our businesses are organized based on the nature and location of the services they provide. Certain summarized information related to our reportable segments is shown in the tables below. None of the operating segments have been aggregated, other than White Cliffs and Glass Mountain, which have been included within the Crude segment. Our investment in NGL Energy is included within the SemStream segment. Although "Corporate and Other" does not represent an operating segment, it is included in the tables below to reconcile segment information to that of the consolidated Company. Eliminations of transactions between segments are also included within "Corporate and Other" in the tables below.

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

	Three Months Ended September 30, 2014
	Crude	SemStream	SemCAMS	SemGas	SemLogistics	SemMexico	Corporate and Other	Consolidated
				(dollars in thousands)
Revenues:
External	$376,856	$—	$53,800	$87,103	$1,299	$75,177	$—	$594,235
Intersegment	—	—	—	9,726	—	—	(9,726)	—
Total revenues	376,856	—	53,800	96,829	1,299	75,177	(9,726)	594,235
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	333,646	—	97	68,722	—	65,324	(9,726)	458,063
Operating	22,057	—	33,537	8,965	2,148	2,670	—	69,377
General and administrative	4,696	30	3,836	2,312	1,595	2,928	7,899	23,296
Depreciation and amortization	8,395	—	5,113	7,064	2,543	1,655	430	25,200
Loss (gain) on disposal of long-lived assets, net	291	—	(35)	(12)	1,139	(7)	—	1,376
Total expenses	369,085	30	42,548	87,051	7,425	72,570	(1,397)	577,312
Earnings (losses) from equity method investments	18,705	(4,482)	—	—	—	—	—	14,223
Gain on issuance of common units by equity method investee	—	18,772	—	—	—	—	—	18,772
Operating income (loss)	26,476	14,260	11,252	9,778	(6,126)	2,607	(8,329)	49,918
Other expenses (income), net	10,526	(28,041)	3,920	2,330	969	31	3,897	(6,368)
Income (loss) from continuing operations before income taxes	$15,950	$42,301	$7,332	$7,448	$(7,095)	$2,576	$(12,226)	$56,286
Total assets at September 30, 2014 (excluding intersegment receivables)	$1,273,444	$189,366	$314,427	$625,824	$159,066	$108,457	$64,561	$2,735,145

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

4.    SEGMENTS, Continued

	Three Months Ended September 30, 2013
	Crude	SemStream	SemCAMS	SemGas	SemLogistics	SemMexico	Corporate and Other	Consolidated
				(dollars in thousands)
Revenues:
External	$181,831	$—	$48,979	$59,220	$2,169	$65,549	$—	$357,748
Intersegment	—	—	—	6,575	—	—	(6,575)	—
Total revenues	181,831	—	48,979	65,795	2,169	65,549	(6,575)	357,748
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	157,550	—	106	48,403	—	56,070	(6,575)	255,554
Operating	9,098	—	33,980	5,436	1,616	2,230	—	52,360
General and administrative	3,360	114	3,446	1,923	1,679	2,510	7,920	20,952
Depreciation and amortization	4,130	—	2,631	4,992	2,334	1,529	497	16,113
Loss (gain) on disposal of long-lived assets, net	—	—	—	679	—	(271)	—	408
Total expenses	174,138	114	40,163	61,433	5,629	62,068	1,842	345,387
Earnings (losses) from equity method investments	10,771	(3,288)	—	—	—	—	—	7,483
Operating income (loss)	18,464	(3,402)	8,816	4,362	(3,460)	3,481	(8,417)	19,844
Other expenses (income), net	3,634	(1,238)	4,720	880	(217)	(21)	5,536	13,294
Income (loss) from continuing operations before income taxes	$14,830	$(2,164)	$4,096	$3,482	$(3,243)	$3,502	$(13,953)	$6,550

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

4.    SEGMENTS, Continued

	Nine Months Ended September 30, 2014
	Crude	SemStream	SemCAMS	SemGas	SemLogistics	SemMexico	Corporate and Other	Consolidated
				(dollars in thousands)
Revenues:
External	$961,526	$—	$133,037	$260,951	$10,070	$209,758	$—	$1,575,342
Intersegment	—	—	—	29,410	—	—	(29,410)	—
Total revenues	961,526	—	133,037	290,361	10,070	209,758	(29,410)	1,575,342
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	843,928	—	235	215,535	615	180,800	(29,410)	1,211,703
Operating	54,885	—	86,039	24,421	6,168	8,066	—	179,579
General and administrative	15,076	91	11,390	6,524	4,546	8,791	17,464	63,882
Depreciation and amortization	27,153	—	11,021	19,312	7,593	4,538	1,282	70,899
Loss (gain) on disposal of long-lived assets, net	230	—	(950)	20,092	(2,495)	(35)	3,791	20,633
Total expenses	941,272	91	107,735	285,884	16,427	202,160	(6,873)	1,546,696
Earnings from equity method investments	44,295	4,077	—	—	—	—	—	48,372
Gain on issuance of common units by equity method investee	—	26,899	—	—	—	—	—	26,899
Operating income (loss)	64,549	30,885	25,302	4,477	(6,357)	7,598	(22,537)	103,917
Other expenses (income), net	20,367	(30,582)	11,825	6,032	1,303	(70)	21,743	30,618
Income (loss) from continuing operations before income taxes	$44,182	$61,467	$13,477	$(1,555)	$(7,660)	$7,668	$(44,280)	$73,299

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

4.    SEGMENTS, Continued

	Nine Months Ended September 30, 2013
	Crude	SemStream	SemCAMS	SemGas	SemLogistics	SemMexico	Corporate and Other	Consolidated
				(dollars in thousands)
Revenues:
External	$514,485	$—	$151,219	$135,782	$7,827	$160,375	$—	$969,688
Intersegment	—	—	—	15,678	—	—	(15,678)	—
Total revenues	514,485	—	151,219	151,460	7,827	160,375	(15,678)	969,688
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	446,507	—	290	111,141	—	138,372	(15,678)	680,632
Operating	20,527	1	116,372	13,869	5,303	6,741	—	162,813
General and administrative	10,778	430	10,933	5,112	4,285	7,175	16,174	54,887
Depreciation and amortization	11,327	—	7,925	9,353	6,987	4,467	1,504	41,563
Loss (gain) on disposal of long-lived assets, net	(25)	6	—	673	—	(784)	—	(130)
Total expenses	489,114	437	135,520	140,148	16,575	155,971	2,000	939,765
Earnings from equity method investments	31,861	7,828	—	—	—	—	—	39,689
Operating income (loss)	57,232	7,391	15,699	11,312	(8,748)	4,404	(17,678)	69,612
Other expenses (income), net	10,925	(3,399)	14,179	2,149	896	(339)	27,358	51,769
Income (loss) from continuing operations before income taxes	$46,307	$10,790	$1,520	$9,163	$(9,644)	$4,743	$(45,036)	$17,843

5.	INVENTORIES
Inventories consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Crude oil	$48,987	$30,779
Asphalt and other	13,796	13,516
Total inventories	$62,783	$44,295

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

6.	FINANCIAL INSTRUMENTS
Fair value of financial instruments
We record certain financial assets and liabilities at fair value at each balance sheet date. The tables below summarize the balances of commodity derivative assets and liabilities at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014			December 31, 2013
Derivatives subject to netting arrangements:	Level 1	Netting*	Total	Level 1	Netting*	Total
Commodity derivatives:
Assets	$621	$(24)	$597	$36	$(36)	$—
Liabilities	$24	$(24)	$—	$96	$(36)	$60
*Relates primarily to exchange traded futures. Gain and loss positions on multiple contracts are settled net on a daily basis with the exchange.
"Level 1" measurements are based on inputs consisting of unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. These include commodity futures contracts that are traded on an exchange. The valuation of our common stock warrants (Note 10) which are traded on the New York Stock Exchange are also classified as Level 1.
"Level 2" measurements are based on inputs consisting of market observable and corroborated prices for similar derivative contracts. Assets and liabilities classified as Level 2 include over the counter ("OTC") traded physical fixed priced purchases and sales forward contracts.
"Level 3" measurements are based on inputs from a pricing service and/or internal valuation models incorporating observable and unobservable market data. These include commodity derivatives, such as forwards and swaps for which there is not a highly liquid market and therefore are not included in Level 2 above.
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value levels. At September 30, 2014, all of our physical fixed price forward purchases and sales contracts were being accounted for as normal purchases and normal sales.
There were no financial assets or liabilities classified as Level 2 or Level 3 during the three months and nine months ended September 30, 2014 and 2013, as such no rollforward of activity has been presented.
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
Our commodity derivatives can be comprised of swaps, futures contracts and forward contracts of crude oil and natural gas liquids. These are defined as follows:
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
The following table sets forth the notional quantities for commodity derivative instruments entered into (in thousands of barrels):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Sales	1,525	695	3,475	2,025
Purchases	1,313	805	3,128	2,095
We have not designated any of our commodity derivative instruments as accounting hedges. We have recorded the fair value of our commodity derivative instruments on our condensed consolidated balance sheets in other current assets and other current liabilities in the following amounts (in thousands):

	September 30, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities
Commodity contracts	$597	$—	$—	$60
We have posted margin deposits as collateral with brokers who have the right of set off associated with these funds. Our margin deposit balances were $3.0 million and $0.8 million at September 30, 2014 and December 31, 2013, respectively. These margin account balances have not been offset against our net commodity derivative instrument (contract) positions. Had these margin deposits been netted against our net commodity derivative instrument (contract) positions as of September 30, 2014 and December 31, 2013, we would have had net asset positions of $3.6 million and $0.8 million, respectively.
Realized and unrealized gains (losses) from our commodity derivatives were recorded to product revenue in the following amounts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Commodity contracts	$4,047	$(1,652)	$1,298	$(2,430)
Warrants
In addition to the commodity derivatives above, we have $81.2 million and $58.1 million of derivative liabilities related to common stock warrants at September 30, 2014 and December 31, 2013, which are not subject to netting arrangements. The warrants were issued upon emergence from bankruptcy and are recorded at fair value as current liabilities on the condensed consolidated balance sheets, with changes in the fair value recorded to other expense (income). The warrants expire on November 30, 2014. See Note 10 for additional information.
Concentrations of risk
During the three months ended September 30, 2014, one customer of our Crude segment accounted for more than 10% of our consolidated revenue at approximately 38%. We purchased approximately $121 million of product from one third-party supplier of our Crude segment, which represented approximately 26% of our costs of products sold.
During the nine months ended September 30, 2014, one customer of our Crude segment accounted for more than 10% of our consolidated revenue at approximately 36%. We purchased approximately $310 million of product from one third-party supplier of our Crude segment, which represented approximately 26% of our costs of products sold.
At September 30, 2014, one third-party customer of our Crude segment accounted for approximately 26% of our consolidated accounts receivable.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

7.	INCOME TAXES

The effective tax rate was 43% and 52% for the three months ended September 30, 2014 and 2013, respectively, and 46% and (231)% for the nine months ended September 30, 2014 and 2013, respectively. The rate for the three months ended September 30, 2014 is impacted by the disallowance of an intercompany foreign gain on subsidiary dissolution. The rate for the nine months ended September 30, 2014 is impacted by disallowance of a foreign loss on cross jurisdictional intercompany debt waivers which had no net impact to U.S. taxes, by the net favorable resolution of Canadian income tax audits for periods through December 2009 and by $3.1 million Canadian withholding tax paid on remittances to the U.S. The rate for the nine months ended September 30, 2013 is impacted by a discrete tax benefit of $50.9 million for the partial release of our valuation allowance which was recorded for the three months ended March 31, 2013. Significant items that impacted the effective tax rate for each period, as compared to the U.S. federal statutory rate of 35%, include earnings in foreign jurisdictions taxed at lower rates, a noncontrolling interest in Rose Rock for which taxes are not provided, warrant expense which is not deductible for tax purposes, and the impact of the valuation allowance or release recorded against our deferred tax assets. Further, the foreign earnings are taxed in foreign jurisdictions as well as in the U.S., since they are disregarded entities for U.S. federal income tax purposes. Deferred tax liabilities, with the exception of those related to certain long-lived assets, have been considered as a source of future taxable income in establishing the amount of the valuation allowance. These combined factors, and the magnitude of permanent items impacting the tax rate relative to income from continuing operations before income taxes, result in rates that are not comparable between the periods.

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

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

8.	LONG-TERM DEBT
Our long-term debt consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
SemGroup 7.50% senior unsecured notes	$300,000	$300,000
SemGroup corporate revolving credit facility	20,000	70,000
Rose Rock 5.625% senior unsecured notes	400,000	—
Rose Rock revolving credit facility	73,000	245,000
SemMexico revolving credit facility	—	—
Capital leases	98	125
Total long-term debt	$793,098	$615,125
less: current portion of long-term debt	40	37
Noncurrent portion of long-term debt	$793,058	$615,088
SemGroup senior unsecured notes
For the three months and nine months ended September 30, 2014, we incurred $5.8 million and $17.5 million, respectively, of interest expense related to the 7.5% senior unsecured notes (the "Notes") including the amortization of debt issuance costs. For the three months and nine months ended September 30, 2013, we incurred $6.0 million and $7.1 million, respectively, of interest expense related to the Notes including amortization of debt issuance costs. At September 30, 2014, we had $5.6 million of unamortized debt issuance costs related to the Notes included in other noncurrent assets on our condensed consolidated balance sheet.
At September 30, 2014, we were in compliance with the terms of the Notes.
SemGroup corporate revolving credit facility
Our revolving credit facility has a capacity of $500 million. This capacity may be used either for cash borrowings or letters of credit, although the maximum letter of credit capacity is $250 million. At September 30, 2014, we had $20.0 million outstanding cash borrowings on this facility and outstanding letters of credit of $3.9 million.
At September 30, 2014, the interest rate in effect was 4.25% on $10.0 million of alternate base rate ("ABR") borrowings and 2.23% on $10.0 million of Eurodollar rate borrowings. At September 30, 2014, the rate in effect on letters of credit was 2.0%. In addition, a fronting fee of 0.25% is charged on outstanding letters of credit.
At September 30, 2014, $5.3 million in capitalized loan fees, net of accumulated amortization, was recorded in other noncurrent assets, which is being amortized over the life of the facility.
We recorded interest expense related to the SemGroup revolving credit facility of $1.2 million and $2.3 million for the three months ended September 30, 2014 and 2013, respectively, including amortization of debt issuance costs. We recorded interest expense related to the SemGroup revolving credit facility of $4.9 million and $5.0 million for the nine months ended September 30, 2014 and 2013, respectively, including amortization of debt issuance costs.
At September 30, 2014, we were in compliance with the terms of the credit agreement.
The credit agreement is guaranteed by all of our material domestic subsidiaries (except for Rose Rock Midstream, L.P. and its general partner and subsidiaries) and secured by a lien on substantially all of our property and assets, subject to customary exceptions.
Rose Rock senior unsecured notes
On July 2, 2014, Rose Rock and its wholly-owned subsidiary, Rose Rock Finance Corporation ("Finance Corp."), as co-issuer, sold $400 million of 5.625% senior unsecured notes due 2022 (the "Rose Rock Notes") to certain initial purchasers for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and to non-U.S. persons outside the United States pursuant to Regulation S of the Securities Act. The Rose Rock Notes are guaranteed by all of Rose Rock's existing subsidiaries other than Finance Corp.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

8.	LONG-TERM DEBT, Continued

The net proceeds from the offering of $391.9 million, after underwriters' fees and offering expenses, were used to repay amounts borrowed under Rose Rock's revolving credit facility and for general partnership purposes.
The Rose Rock Notes are governed by an indenture between Rose Rock, its subsidiary guarantors, Finance Corp. and Wilmington Trust, National Association, as trustee (the "Rose Rock Indenture"). The Rose Rock Indenture includes customary covenants, including limitations on Rose Rock's ability to incur additional indebtedness or issue certain preferred shares; pay dividends and make certain distributions, investments and other restricted payments; create certain liens; sell assets; enter into transactions with affiliates; merge, consolidate, sell or otherwise dispose of all or substantially all of its assets; and designate its subsidiaries as unrestricted under the Rose Rock Indenture.
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
In accordance with a Registration Rights Agreement, in September 2014 Rose Rock filed a registration statement with the SEC, which was declared effective by the SEC on September 23, 2014, enabling holders of the Rose Rock Notes to exchange the Rose Rock Notes and related guarantees for registered notes (the "Exchange Notes") and guarantees that have substantially identical terms as the Rose Rock Notes and related guarantees. The exchange offer expired on October 22, 2014. All of the Notes were exchanged. The guarantees of the Exchange Notes are full and unconditional and constitute the joint and several obligations of Rose Rock and its subsidiary guarantors.
Interest on the Rose Rock Notes is payable in arrears on January 15th and July 15th to holders of record on January 1st and July 1st each year until maturity. For the three months and nine months ended September 30, 2014, we incurred $5.8 million of interest expense related to the Rose Rock Notes including amortization of debt issuance costs. At September 30, 2014, we had $8.3 million of unamortized debt issuance costs related to the Rose Rock Notes included in other noncurrent assets on our consolidated balance sheet.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

8.	LONG-TERM DEBT, Continued

At September 30, 2014, we were in compliance with the terms of the Rose Rock Indenture.
Rose Rock revolving credit facility
Our Rose Rock credit facility has a capacity of $585 million including a $150 million sub-limit for letters of credit. At September 30, 2014, there was $73.0 million outstanding cash borrowings under the Rose Rock revolving credit facility, of which $18.0 million incurred interest at the ABR plus an applicable margin and $55.0 million incurred interest at the Eurodollar rate plus an applicable margin. At September 30, 2014, the interest rate in effect was 4.75% on ABR borrowings and 2.74% on Eurodollar rate borrowings.
At September 30, 2014, Rose Rock had $86.2 million in outstanding letters of credit, and the rate in effect was 2.50%. In addition, a fronting fee of 0.25% is charged on outstanding letters of credit.
Rose Rock had $73.6 million of Secured Bilateral Letters of Credit outstanding at September 30, 2014. The interest rate in effect was 1.75%. Secured Bilateral Letters of Credit are external to the facility and do not reduce availability for borrowing on the revolving credit facility.
We recorded $2.0 million and $1.9 million of interest expense related to this facility during the three months ended September 30, 2014 and 2013, respectively, including amortization of debt issuance costs. We recorded $6.9 million and $6.1 million of interest expense related to this facility during the nine months ended September 30, 2014 and 2013, respectively, including amortization of debt issuance costs.
At September 30, 2014, $4.1 million in capitalized loan fees, net of accumulated amortization, was recorded in other noncurrent assets, which is being amortized over the life of the facility.
At September 30, 2014, we were in compliance with the terms of the credit agreement.
SemMexico revolving credit facility
At September 30, 2014, SemMexico had no outstanding borrowings on its 44 million Mexican pesos (U.S. $3.3 million at the September 30, 2014 exchange rate) revolving credit facility, which matures in May 2015. Borrowings are unsecured and bear interest at the bank prime rate in Mexico plus 1.50%.
At September 30, 2014, SemMexico had an outstanding letter of credit of 292.8 million Mexican pesos (U.S. $21.7 million at the September 30, 2014 exchange rate) and a $3.0 million U.S. dollar letter of credit. Fees on outstanding letters of credit range from a rate of 0.45% to 0.70%.
At September 30, 2014, we were in compliance with the terms of these facilities.
Capitalized interest
During the nine months ended September 30, 2014 and 2013, we capitalized interest from our credit facilities of $1.0 million and $2.9 million, respectively.
Fair value
We estimate the fair value of the Notes to be $321 million and the fair value of the Rose Rock Notes to be $397 million at September 30, 2014, based on unadjusted, transacted market prices, which is categorized as a Level 1 measurement. We estimate that the fair value of our other long-term debt was not materially different than the recorded values at September 30, 2014. It is our belief that neither the market interest rates nor our credit profile have changed significantly enough to have had a material impact on the fair value of our other debt outstanding at September 30, 2014. This estimate is categorized as a Level 3 measurement.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

9.	COMMITMENTS AND CONTINGENCIES
Bankruptcy matters
On July 22, 2008 (the "Petition Date"), SemGroup, L.P. and certain subsidiaries filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Also on July 22, 2008, SemGroup, L.P.'s Canadian subsidiaries filed for creditor protection in Canada. Later during 2008, certain other U.S. subsidiaries filed petitions for reorganization. While in bankruptcy, SemGroup, L.P. filed a plan of reorganization with the court, which was confirmed on October 28, 2009 (the "Plan of Reorganization"). The Plan of Reorganization determined, among other things, how pre-Petition Date obligations would be settled, the equity structure of the reorganized company upon emergence, and the financing arrangements upon emergence. SemGroup Corporation emerged from bankruptcy protection on November 30, 2009 (the "Emergence Date").

(a)	Investigations
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
CFTC. On June 19, 2008, we received a request for voluntary production from the Commodity Futures Trading Commission ("CFTC"). Subsequent to the bankruptcy filings, the CFTC sent other requests for voluntary production. The CFTC has also served subpoenas upon us requiring us to produce various documents and for the depositions of our representatives. We continue to comply with the CFTC’s requests. We are unaware of any currently pending formal charges against us by the CFTC.

(b)	Claims reconciliation process
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
Blueknight claim
Blueknight Energy Partners, L.P. ("Blueknight"), which was formerly a subsidiary of SemGroup, together with other entities related to Blueknight, entered into a Shared Services Agreement on April 7, 2009, with SemCrude, L.P., now known as Rose Rock Midstream Crude, L.P. ("SemCrude") and SemManagement, L.L.C. (which are currently subsidiaries of SemGroup). The services provided by SemCrude to Blueknight under this agreement included assisting Blueknight with movement of crude oil belonging to Blueknight’s customers and with the operation of Blueknight’s Oklahoma pipeline system and its Cushing, Oklahoma terminal. Under the subsequent amendments to the agreements beginning in May 2010, certain of these services were phased out, and Blueknight began to perform all services necessary for the movement of its crude oil and the operation of its Cushing terminal without SemCrude’s assistance.
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
The Kansas Department of Health and Environment ("the KDHE") initiated discussions during our bankruptcy proceeding regarding six of our sites in Kansas (five owned by Crude and one owned by SemGas) that KDHE believes, based on their historical use, may have soil or groundwater contamination in excess of state standards. KDHE sought our agreement to undertake assessments of these sites to determine whether they are contaminated. We reached an agreement with KDHE on this matter and entered into a Consent Agreement and Final Order with KDHE to conduct environmental assessments on the sites and to pay KDHE’s costs associated with their oversight of this matter. We have conducted Phase II investigations at all sites. Four of the sites have limited amounts of soil contamination that will be excavated and/or remediated on site. Four of the sites appeared to have ground water contamination requiring further delineation and/or ongoing monitoring. Work plans have been submitted to, and approved by, the KDHE. One site was closed and

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

9.	COMMITMENTS AND CONTINGENCIES, Continued

we anticipate closure in 2015 for three of the remaining five sites. We do not anticipate any penalties or fines for these historical sites.
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
Asset retirement obligations
We will be required to incur significant removal and restoration costs when we retire our natural gas gathering and processing facilities in Canada. We have recorded an asset retirement obligation liability of $42.8 million at September 30, 2014, which is included within other noncurrent liabilities on our condensed consolidated balance sheets. This amount was calculated using the $97.0 million cost we estimate we would incur to retire these facilities, discounted based on our risk-adjusted cost of borrowing and the estimated timing of remediation.
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
Purchase and sale commitments
We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We account for derivatives at fair value with the exception of commitments which have been designated as normal purchases and sales for which we do not record assets or liabilities related to these agreements until the product is purchased or sold. At September 30, 2014, such commitments included the following (in thousands):

	Volume (Barrels)	Value
Fixed price purchases	270	$23,754
Fixed price sales	266	$25,699
Floating price purchases	23,225	$2,024,134
Floating price sales	29,590	$2,316,144
Certain of the commitments shown in the table above relate to agreements to purchase product from a counterparty and to sell a similar amount of product (in a different location) to the same counterparty. Many of the commitments shown in the table above are cancellable by either party, as long as notice is given within the time frame specified in the agreement (generally 30 to 120 days).
Our SemGas segment has a take or pay contractual obligation related to the fractionation of natural gas liquids. This obligation continues through June 2023, subsequent to the extension of the agreement in the second quarter of 2013. At September 30, 2014, approximately $25.8 thousand was due under the contract and the amount of future obligation is approximately $79.6 million. SemGas further has a take or pay contractual obligation related to pipeline transportation. This obligation began in April 2014 and continues through October 2015. The amount of future obligation is approximately $2.8 million. SemGas also enters into contracts under which we are responsible for marketing the majority of the gas and natural gas liquids produced by the counterparties to the agreements. The majority of SemGas’ revenues were generated from such contracts.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

10.	EQUITY
Unaudited condensed consolidated statement of changes in owners’ equity
The following table shows the changes in our consolidated owners’ equity accounts from December 31, 2013 to September 30, 2014 (in thousands):

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Owners’ Equity
Balance at December 31, 2013	$425	$1,154,516	$(613)	$(97,572)	$(2,854)	$159,961	$1,213,863
Net income	—	—	—	21,166	—	18,184	39,350
Other comprehensive loss, net of income taxes	—	—	—	—	(6,618)	—	(6,618)
Distributions to noncontrolling interests	—	—	—	—	—	(20,571)	(20,571)
Dividends paid	—	(31,149)	—	—	—	—	(31,149)
Unvested dividend equivalent rights	—	(118)	—	—	—	(95)	(213)
Non-cash equity compensation	—	5,713	—	—	—	705	6,418
Issuance of common stock under compensation plans	2	2,170	—	—	—	—	2,172
Warrants exercised	—	480	—	—	—	—	480
Repurchase of common stock	—	—	(719)	—	—	—	(719)
Transfer of SemCrude Pipeline interest to Rose Rock	—	53,370	—	—	—	(85,173)	(31,803)
Balance at September 30, 2014	$427	$1,184,982	$(1,332)	$(76,406)	$(9,472)	$73,011	$1,171,210
Accumulated other comprehensive income (loss)
The following table presents the changes in the components of accumulated other comprehensive income (loss) from December 31, 2013 to September 30, 2014 (in thousands):

	Currency Translation	Employee Benefit Plans	Total
Balance at December 31, 2013	$(4,508)	$1,654	$(2,854)
Currency translation adjustment, net of income tax benefit of $4,152	(6,614)	—	(6,614)
Changes related to benefit plans, net of income tax benefit	—	(4)	(4)
Balance at September 30, 2014	$(11,122)	$1,650	$(9,472)
There were no significant items reclassified out of accumulated other comprehensive loss to net income for the three months and nine months ended September 30, 2014.
Common stock
During the nine months ended September 30, 2014, we issued 6,999 shares under the Employee Stock Purchase Plan and 169,933 shares related to our equity based compensation awards. Of these vested shares related to compensation awards, recipients sold back to the Company 11,120 shares to satisfy tax withholding obligations which are being recognized at cost as treasury stock on the condensed consolidated balance sheet.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

10.	EQUITY, Continued

Equity-based compensation
At September 30, 2014, there were approximately 473,000 unvested shares that have been granted under our director and employee compensation programs. The par value of these shares is not reflected in common stock on the condensed consolidated balance sheet, as these shares have not yet vested. For certain of the awards, the number of shares that will vest is contingent upon our achievement of certain specified targets. If we meet the specified maximum targets, approximately 137,000 additional shares could vest.
The holders of certain restricted stock awards granted prior to 2013 are entitled to equivalent dividends ("UDs") to be received upon vesting of the restricted stock awards. At September 30, 2014, the value of the UDs to be settled in stock related to unvested restricted stock awards was approximately $131 thousand. This is equivalent to 1,577 Class A shares based on the quarter end close of business market price of our Class A shares of $83.27 per share. Dividends related to the restricted stock awards issued subsequent to 2012 will be settled in cash upon vesting. At September 30, 2014, the value of the UDs to be settled in cash related to unvested restricted stock awards was approximately $190 thousand.
During the nine months ended September 30, 2014, we granted 207,786 restricted stock awards with a weighted average grant date fair value of $77.14 per award.
Warrants
Upon emergence from bankruptcy, we issued 1,634,210 warrants. The Plan of Reorganization specified that we were to issue an additional 544,737 warrants in settlement of the pre-petition claims. As of September 30, 2014, we have issued 245,521 of the warrants. The remaining 299,216 were issued on October 31, 2014. At September 30, 2014, we had 1,353,927 warrants outstanding including warrants required to be issued in settlement of pre-petition claims. At September 30, 2014, the fair value of these warrants included in the condensed consolidated balance sheet was $81.2 million based on the September 30, 2014 closing price of $60.00 per warrant. The warrants are traded on the New York Stock Exchange under the ticker symbol SEMGWS. We classify the warrant fair value as a Level 1 measurement. During the nine months ended September 30, 2014, there were 6,851 warrants exercised for which 5,765 shares were issued. The warrants expire on November 30, 2014.
Subsequent to September 30, 2014, 1,209,990 warrants were exercised for which 838,231 shares were issued.
Dividends
The following table sets forth the quarterly dividends per share declared and/or paid to shareholders for the periods indicated:

Quarter Ending	Dividend Per Share	Date Declared	Date of Record	Date Paid
June 30, 2013	$0.19	May 8, 2013	May 20, 2013	May 30, 2013
September 30, 2013	$0.20	August 8, 2013	August 19, 2013	August 30, 2013
December 31, 2013	$0.21	November 11, 2013	November 22, 2013	December 3, 2013
March 31, 2014	$0.22	February 25, 2014	March 10, 2014	March 20, 2014
June 30, 2014	$0.24	May 8, 2014	May 19, 2014	May 29, 2014
September 30, 2014	$0.27	August 6, 2014	August 18, 2014	August 28, 2014
December 31, 2014	$0.30	November 6, 2014	November 17, 2014	November 28, 2014

11.	EARNINGS PER SHARE

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
The following summarizes the calculation of basic earnings (loss) per share for the three months and nine months ended September 30, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Continuing Operations	Discontinued Operations	Net	Continuing Operations	Discontinued Operations	Net
Income (loss)	$32,196	$—	$32,196	$3,137	$(2)	$3,135
less: Income attributable to noncontrolling interests	6,934	—	6,934	5,054	—	5,054
Numerator	$25,262	$—	$25,262	$(1,917)	$(2)	$(1,919)
Common stock issued and to be issued pursuant to Plan of Reorganization	41,400	41,400	41,400	41,400	41,400	41,400
Weighted average common stock outstanding issued under compensation plans and warrant exercises	1,308	1,308	1,308	1,128	1,128	1,128
Denominator	42,708	42,708	42,708	42,528	42,528	42,528
Basic earnings (loss) per share	$0.59	$—	$0.59	$(0.05)	$—	$(0.05)

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Continuing Operations	Discontinued Operations	Net	Continuing Operations	Discontinued Operations	Net
Income (loss)	$39,355	$(5)	$39,350	$59,148	$65	$59,213
less: Income attributable to noncontrolling interests	18,184	—	18,184	14,429	—	14,429
Numerator	$21,171	$(5)	$21,166	$44,719	$65	$44,784
Common stock issued and to be issued pursuant to Plan of Reorganization	41,400	41,400	41,400	41,400	41,400	41,400
Weighted average common stock outstanding issued under compensation plans and warrant exercises	1,274	1,274	1,274	874	874	874
Denominator	42,674	42,674	42,674	42,274	42,274	42,274
Basic earnings (loss) per share	$0.50	$—	$0.50	$1.06	$—	$1.06

The following summarizes the calculation of diluted earnings (loss) per share for the three months and nine months ended September 30, 2014 and 2013 (in thousands, except per share amounts):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

11.	EARNINGS PER SHARE, Continued

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Continuing Operations	Discontinued Operations	Net	Continuing Operations	Discontinued Operations	Net
Income (loss)	$32,196	$—	$32,196	$3,137	$(2)	$3,135
less: Income attributable to noncontrolling interests	6,934	—	6,934	5,054	—	5,054
Numerator	$25,262	$—	$25,262	$(1,917)	$(2)	$(1,919)
Common stock issued and to be issued pursuant to Plan of Reorganization	41,400	41,400	41,400	41,400	41,400	41,400
Weighted average common stock outstanding issued under compensation plans and warrant exercises	1,308	1,308	1,308	1,128	1,128	1,128
Effect of dilutive securities	305	305	305	—	—	—
Denominator	43,013	43,013	43,013	42,528	42,528	42,528
Diluted earnings (loss) per share	$0.59	$—	$0.59	$(0.05)	$—	$(0.05)

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Continuing Operations	Discontinued Operations	Net	Continuing Operations	Discontinued Operations	Net
Income (loss)	$39,355	$(5)	$39,350	$59,148	$65	$59,213
less: Income attributable to noncontrolling interests	18,184	—	18,184	14,429	—	14,429
Numerator	$21,171	$(5)	$21,166	$44,719	$65	$44,784
Common stock issued and to be issued pursuant to Plan of Reorganization	41,400	41,400	41,400	41,400	41,400	41,400
Weighted average common stock outstanding issued under compensation plans and warrant exercises	1,274	1,274	1,274	874	874	874
Effect of dilutive securities	302	302	302	270	270	270
Denominator	42,976	42,976	42,976	42,544	42,544	42,544
Diluted earnings (loss) per share	$0.49	$—	$0.49	$1.05	$—	$1.05
During the three months and nine months ended September 30, 2014, we recorded expenses of $5.5 million and $23.5 million, respectively, related to the change in fair value of the warrants. During the three months and nine months ended September 30, 2013, we recorded expenses of $4.8 million and $37.0 million, respectively, related to the change in fair value of the warrants. Because the mark to market valuation of the warrants resulted in losses, the warrants would have been antidilutive and, therefore, were not included in the computation of diluted earnings per share.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

12.	SUPPLEMENTAL CASH FLOW INFORMATION
The following table summarizes the changes in the components of operating assets and liabilities, net of the effects of acquisitions, shown on our condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2014	2013
Decrease (increase) in restricted cash	$(2,188)	$451
Decrease (increase) in accounts receivable	(95,642)	(30,977)
Decrease (increase) in receivable from affiliates	29,094	(6,861)
Decrease (increase) in inventories	(18,676)	(13,983)
Decrease (increase) in derivatives and margin deposits	(2,200)	1,972
Decrease (increase) in other current assets	(1,690)	2,269
Decrease (increase) in other assets	(221)	258
Increase (decrease) in accounts payable and accrued liabilities	81,835	50,614
Increase (decrease) in payable to affiliates	(31,781)	2,102
Increase (decrease) in payables to pre-petition creditors	(47)	(416)
Increase (decrease) in other noncurrent liabilities	1,585	(1,349)
	$(39,931)	$4,080

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
We paid cash interest of $21.6 million and $7.3 million for the nine months ended September 30, 2014 and 2013, respectively.
We paid cash for income taxes (net of refunds received) of $17.9 million and $6.6 million for the nine months ended September 30, 2014 and 2013, respectively.
We incurred liabilities for construction work in process that had not been paid of $13.4 million and $16.4 million as of September 30, 2014 and 2013, respectively. Such amounts are not included in capital expenditures on the consolidated statements of cash flows.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

13.	RELATED PARTY TRANSACTIONS
NGL Energy Partners LP and subsidiaries (Gavilon, LLC and High Sierra Crude Oil and Marketing, LLC)
As described in Note 3, we own interests in NGL Energy, which we account for under the equity method.
During the three months and nine months ended September 30, 2014 and 2013, we generated the following transactions with NGL Energy and its subsidiaries (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$103,684	$188,582	$384,578	$550,913
Purchases	$86,400	$172,513	$357,245	$457,905
Reimbursements from NGL Energy for transition services	$42	$60	$126	$156
Transactions with NGL Energy and its subsidiaries primarily relate to marketing, leased storage and transportation services of crude oil, including buy/sell transactions. In accordance with ASC 845-10-15, these transactions were reported as revenue on a net basis in our condensed consolidated statements of operations and comprehensive income because the purchases of inventory and subsequent sales of the inventory were with the same counterparty. For comparability, prior year amounts above have been recast to include transactions with Gavilon, LLC, which was not affiliated with NGL Energy until December 2013.
White Cliffs
As described in Note 3, we account for our ownership interest in White Cliffs under the equity method. During the three months ended September 30, 2014 and 2013, we generated storage revenue from White Cliffs of approximately $0.7 million and $0.8 million, respectively. During the nine months ended September 30, 2014 and 2013, we generated storage revenue from White Cliffs of approximately $2.2 million and $2.1 million, respectively. We incurred $1.0 million and $2.7 million of cost for the three and nine months ended September 30, 2014, respectively, related to transportation fees for shipments on White Cliffs.
Glass Mountain
We incurred $0.3 million and $0.4 million of cost for the three months and nine months ended September 30, 2014 related to transportation fees for shipments on the Glass Mountain Pipeline. We received $0.2 million and $0.6 million in fees from Glass Mountain for the three and nine months ended September 30, 2014, respectively, related to support and administrative services associated with pipeline operations.
Legal services
The law firm of Conner & Winters, LLP, of which Mark D. Berman is a partner, performs legal services for us. Mr. Berman is the spouse of Candice L. Cheeseman, General Counsel and Secretary. Mr. Berman does not perform any legal services for us. SemGroup paid $0.4 million and $0.6 million in legal fees and related expenses to this law firm during the three months ended September 30, 2014 and 2013, respectively (of which $9.1 thousand and $68.0 thousand was paid by White Cliffs during the three months ended September 30, 2014 and 2013, respectively). SemGroup paid $1.0 million and $1.6 million in legal fees and related expenses to this law firm during the nine months ended September 30, 2014 and 2013, respectively (of which $90.1 thousand and $79.6 thousand was paid by White Cliffs during the nine months ended September 30, 2014 and 2013, respectively).

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
Unaudited condensed consolidating financial statements for the Parent, the Guarantors and non-guarantors as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013 are presented on an equity method basis in the tables below (in thousands).
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

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

14.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Balance Sheets

	September 30, 2014
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$5,696	$—	$64,811	$(3,458)	$67,049
Restricted cash	3,856	—	3,398	—	7,254
Accounts receivable, net	662	32,742	380,705	—	414,109
Receivable from affiliates	1,245	5,665	35,888	(4,619)	38,179
Inventories	—	183	62,600	—	62,783
Other current assets	9,585	515	9,657	—	19,757
Total current assets	21,044	39,105	557,059	(8,077)	609,131
Property, plant and equipment, net	4,138	471,734	763,484	—	1,239,356
Equity method investments	1,582,519	666,601	273,201	(1,912,514)	609,807
Goodwill	—	13,052	45,785	—	58,837
Other intangible assets, net	27	154,433	24,705	—	179,165
Other noncurrent assets, net	18,135	1,208	19,506	—	38,849
Total assets	$1,625,863	$1,346,133	$1,683,740	$(1,920,591)	$2,735,145
LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$286	$28,300	$307,576	$—	$336,162
Payable to affiliates	14	41	35,062	(4,619)	30,498
Accrued liabilities	15,602	22,360	58,366	—	96,328
Payables to pre-petition creditors	3,129	(1)	7	—	3,135
Deferred revenue	—	—	20,959	—	20,959
Warrant liability	81,238	—	—	—	81,238
Other current liabilities	548	708	2,244	—	3,500
Current portion of long-term debt	—	—	40	—	40
Total current liabilities	100,817	51,408	424,254	(4,619)	571,860
Long-term debt	320,000	—	473,058	—	793,058
Deferred income taxes	104,040	—	49,473	—	153,513
Other noncurrent liabilities	2,807	—	42,697	—	45,504
Commitments and contingencies
Owners’ equity excluding noncontrolling interests in consolidated subsidiaries	1,098,199	1,294,725	621,247	(1,915,972)	1,098,199
Noncontrolling interests in consolidated subsidiaries	—	—	73,011	—	73,011
Total owners’ equity	1,098,199	1,294,725	694,258	(1,915,972)	1,171,210
Total liabilities and owners’ equity	$1,625,863	$1,346,133	$1,683,740	$(1,920,591)	$2,735,145

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

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

14.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Statements of Operations

	Three Months Ended September 30, 2014
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$83,442	$421,704	$(9,710)	$495,436
Service	—	14,231	50,988	—	65,219
Other	—	—	33,580	—	33,580
Total revenues	—	97,673	506,272	(9,710)	594,235
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	67,929	399,844	(9,710)	458,063
Operating	—	9,467	59,910	—	69,377
General and administrative	7,862	2,737	12,697	—	23,296
Depreciation and amortization	430	7,870	16,900	—	25,200
Loss (gain) on disposal of long-lived assets, net	—	(7)	1,383	—	1,376
Total expenses	8,292	87,996	490,734	(9,710)	577,312
Earnings from equity method investments	15,778	15,866	16,289	(33,710)	14,223
Gain on issuance of common units by equity method investee	18,772	—	—	—	18,772
Operating income	26,258	25,543	31,827	(33,710)	49,918
Other expenses (income), net:
Interest expense	1,658	5,081	8,899	(831)	14,807
Foreign currency transaction loss	—	—	128	—	128
Other income, net	(22,030)	—	(104)	831	(21,303)
Total other expenses (income), net	(20,372)	5,081	8,923	—	(6,368)
Income from continuing operations before income taxes	46,630	20,462	22,904	(33,710)	56,286
Income tax expense	21,368	—	2,722	—	24,090
Income from continuing operations	25,262	20,462	20,182	(33,710)	32,196
Net income	25,262	20,462	20,182	(33,710)	32,196
Less: net income attributable to noncontrolling interests	—	—	6,934	—	6,934
Net income attributable to SemGroup	$25,262	$20,462	$13,248	$(33,710)	$25,262
Net income	$25,262	$20,462	$20,182	$(33,710)	$32,196
Other comprehensive income (loss), net of income taxes	3,377	—	(13,708)	—	(10,331)
Comprehensive income	28,639	20,462	6,474	(33,710)	21,865
Less: comprehensive income attributable to noncontrolling interests	—	—	6,934	—	6,934
Comprehensive income (loss) attributable to SemGroup	$28,639	$20,462	$(460)	$(33,710)	$14,931

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

14.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Three Months Ended September 30, 2013
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$63,623	$231,404	$(6,575)	$288,452
Service	—	1,174	35,228	—	36,402
Other	—	—	32,894	—	32,894
Total revenues	—	64,797	299,526	(6,575)	357,748
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	47,657	214,472	(6,575)	255,554
Operating	—	5,069	47,291	—	52,360
General and administrative	7,855	2,242	10,855	—	20,952
Depreciation and amortization	497	4,838	10,778	—	16,113
Loss (gain) on disposal of long-lived assets, net	—	679	(271)	—	408
Total expenses	8,352	60,485	283,125	(6,575)	345,387
Earnings from equity method investments	15,497	24,667	10,787	(43,468)	7,483
Operating income	7,145	28,979	27,188	(43,468)	19,844
Other expenses (income), net:
Interest expense	4,029	1,314	5,136	(1,399)	9,080
Foreign currency transaction gain	—	—	(457)	—	(457)
Other expense (income), net	3,383	1	(112)	1,399	4,671
Total other expenses, net	7,412	1,315	4,567	—	13,294
Income (loss) from continuing operations before income taxes	(267)	27,664	22,621	(43,468)	6,550
Income tax expense (benefit)	4,960	—	(1,547)	—	3,413
Income (loss) from continuing operations	(5,227)	27,664	24,168	(43,468)	3,137
Loss from discontinued operations, net of income taxes	—	—	(2)	—	(2)
Net income (loss)	(5,227)	27,664	24,166	(43,468)	3,135
Less: net income attributable to noncontrolling interests	—	—	5,054	—	5,054
Net income (loss) attributable to SemGroup	$(5,227)	$27,664	$19,112	$(43,468)	$(1,919)
Net income (loss)	$(5,227)	$27,664	$24,166	$(43,468)	$3,135
Other comprehensive income (loss), net of income taxes	(2,162)	—	8,267	—	6,105
Comprehensive income (loss)	(7,389)	27,664	32,433	(43,468)	9,240
Less: comprehensive income attributable to noncontrolling interests	—	—	5,054	—	5,054
Comprehensive income (loss) attributable to SemGroup	$(7,389)	$27,664	$27,379	$(43,468)	$4,186

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

14.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Nine Months Ended September 30, 2014
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$263,779	$1,091,050	$(29,377)	$1,325,452
Service	—	28,358	138,818	—	167,176
Other	—	—	82,714	—	82,714
Total revenues	—	292,137	1,312,582	(29,377)	1,575,342
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	212,769	1,028,311	(29,377)	1,211,703
Operating	—	25,228	154,351	—	179,579
General and administrative	17,380	7,705	38,797	—	63,882
Depreciation and amortization	1,282	21,757	47,860	—	70,899
Loss (gain) on disposal of long-lived assets, net	5,945	54,698	(40,010)	—	20,633
Total expenses	24,607	322,157	1,229,309	(29,377)	1,546,696
Earnings from equity method investments	47,097	90,448	31,902	(121,075)	48,372
Gain on issuance of common units by equity method investee	26,899	—	—	—	26,899
Operating income	49,389	60,428	115,175	(121,075)	103,917
Other expenses (income), net:
Interest expense	7,241	13,779	15,854	(2,480)	34,394
Foreign currency transaction gain	—	—	(388)	—	(388)
Other income, net	(5,729)	—	(139)	2,480	(3,388)
Total other expenses, net	1,512	13,779	15,327	—	30,618
Income from continuing operations before income taxes	47,877	46,649	99,848	(121,075)	73,299
Income tax expense	26,711	—	7,233	—	33,944
Income from continuing operations	21,166	46,649	92,615	(121,075)	39,355
Loss from discontinued operations, net of income taxes	—	—	(5)	—	(5)
Net income	21,166	46,649	92,610	(121,075)	39,350
Less: net income attributable to noncontrolling interests	—	—	18,184	—	18,184
Net income attributable to SemGroup	$21,166	$46,649	$74,426	$(121,075)	$21,166
Net income	$21,166	$46,649	$92,610	$(121,075)	$39,350
Other comprehensive income (loss), net of income taxes	951	—	(7,569)	—	(6,618)
Comprehensive income	22,117	46,649	85,041	(121,075)	32,732
Less: comprehensive income attributable to noncontrolling interests	—	—	18,184	—	18,184
Comprehensive income attributable to SemGroup	$22,117	$46,649	$66,857	$(121,075)	$14,548

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

14.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Nine Months Ended September 30, 2013
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$146,880	$634,117	$(15,663)	$765,334
Service	—	1,646	94,091	—	95,737
Other	—	—	108,617	—	108,617
Total revenues	—	148,526	836,825	(15,663)	969,688
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	108,814	587,481	(15,663)	680,632
Operating	—	13,041	149,772	—	162,813
General and administrative	15,983	6,347	32,557	—	54,887
Depreciation and amortization	1,504	8,898	31,161	—	41,563
Loss (gain) on disposal of long-lived assets, net	—	682	(812)	—	(130)
Total expenses	17,487	137,782	800,159	(15,663)	939,765
Earnings from equity method investments	52,432	63,011	31,886	(107,640)	39,689
Operating income	34,945	73,755	68,552	(107,640)	69,612
Other expenses (income):
Interest expense	1,112	3,141	15,845	(4,127)	15,971
Foreign currency transaction gain	—	—	(973)	—	(973)
Other expense (income), net	32,826	159	(341)	4,127	36,771
Total other expenses, net	33,938	3,300	14,531	—	51,769
Income from continuing operations before income taxes	1,007	70,455	54,021	(107,640)	17,843
Income tax (benefit)	(40,469)	—	(836)	—	(41,305)
Income from continuing operations	41,476	70,455	54,857	(107,640)	59,148
Income (loss) from discontinued operations, net of income taxes	—	66	(1)	—	65
Net income	41,476	70,521	54,856	(107,640)	59,213
Less: net income attributable to noncontrolling interests	—	—	14,429	—	14,429
Net income attributable to SemGroup	$41,476	$70,521	$40,427	$(107,640)	$44,784
Net income	$41,476	$70,521	$54,856	$(107,640)	$59,213
Other comprehensive income (loss), net of income taxes	190	—	(4,497)	—	(4,307)
Comprehensive income	41,666	70,521	50,359	(107,640)	54,906
Less: comprehensive income attributable to noncontrolling interests	—	—	14,429	—	14,429
Comprehensive income attributable to SemGroup	$41,666	$70,521	$35,930	$(107,640)	$40,477

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

14.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Statements of Cash Flows

	Nine Months Ended September 30, 2014
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$21,740	$45,890	$59,549	$(21,279)	$105,900
Cash flows from investing activities:
Capital expenditures	(1,302)	(127,861)	(65,064)	—	(194,227)
Proceeds from sale of long-lived assets	—	2,368	1,715	—	4,083
Proceeds from the sale of interest in SemCrude Pipeline, L.L.C. to Rose Rock Midstream L.P.	114,412	—	—	(114,412)	—
Contributions to equity method investments	—	(16,203)	(54,527)	—	(70,730)
Payments to acquire businesses	—	(514)	(43,994)	—	(44,508)
Proceeds from sale of common units of equity method investee	59,744	—	—	—	59,744
Distributions in excess of equity in earnings of affiliates	1,051	1,145	5,420	(1,051)	6,565
Net cash provided by (used in) investing activities	173,905	(141,065)	(156,450)	(115,463)	(239,073)
Cash flows from financing activities:
Debt issuance costs	(93)	—	(8,577)	—	(8,670)
Borrowings on credit facilities and issuance of senior unsecured notes	286,500	—	787,744	—	1,074,244
Principal payments on credit facilities and other obligations	(336,500)	—	(559,761)	—	(896,261)
Distributions to noncontrolling interests	—	—	(20,571)	—	(20,571)
Proceeds from warrant exercises	86	—	—	—	86
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(719)	—	—	—	(719)
Dividends paid	(31,149)	—	—	—	(31,149)
Proceeds from issuance of common stock under employee stock purchase plan	340	—	—	—	340
Excess tax benefit from equity-based awards	1,650	—	—	—	1,650
Intercompany borrowings (advances), net	(112,609)	95,175	(117,408)	134,842	—
Net cash provided by (used in) financing activities	(192,494)	95,175	81,427	134,842	118,950
Effect of exchange rate changes on cash and cash equivalents	—	—	1,921	—	1,921
Change in cash and cash equivalents	3,151	—	(13,553)	(1,900)	(12,302)
Cash and cash equivalents at beginning of period	2,545	—	78,364	(1,558)	79,351
Cash and cash equivalents at end of period	$5,696	$—	$64,811	$(3,458)	$67,049

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

14.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Nine Months Ended September 30, 2013
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$19,717	$16,424	$74,197	$(13,819)	$96,519
Cash flows from investing activities:
Capital expenditures	(622)	(65,845)	(65,183)	—	(131,650)
Proceeds from sale of long-lived assets	—	3	1,045	—	1,048
Proceeds from the sale of interest in SemCrude Pipeline, L.L.C. to Rose Rock Midstream L.P.	189,500	—	—	(189,500)	—
Contributions to equity method investments	(18,775)	(28,031)	(96,657)	—	(143,463)
Payments to acquire businesses	—	(306,232)	(49,969)	—	(356,201)
Distributions in excess of equity in earnings of affiliates	5,541	—	7,550	—	13,091
Net cash provided by (used in) investing activities	175,644	(400,105)	(203,214)	(189,500)	(617,175)
Cash flows from financing activities:
Debt issuance costs	(9,037)	—	(2,828)	—	(11,865)
Borrowings on credit facilities and issuance of senior unsecured notes	575,000	—	353,474	—	928,474
Principal payments on credit facilities and other obligations	(321,500)	—	(272,903)	—	(594,403)
Proceeds from issuance of Rose Rock Midstream, L.P. common units, net of offering costs	—	—	210,226	—	210,226
Distributions to noncontrolling interests	—	—	(11,458)	—	(11,458)
Proceeds from warrant exercises	225	—	—	—	225
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(371)	—	—	—	(371)
Dividends paid	(16,387)	—	—	—	(16,387)
Intercompany borrowing (advances), net	(432,703)	383,681	(154,107)	203,129	—
Net cash provided by (used in) financing activities	(204,773)	383,681	122,404	203,129	504,441
Effect of exchange rate changes on cash and cash equivalents	—	—	904	—	904
Change in cash and cash equivalents	(9,412)	—	(5,709)	(190)	(15,311)
Cash and cash equivalents at beginning of period	19,123	—	63,844	(2,938)	80,029
Cash and cash equivalents at end of period	$9,711	$—	$58,135	$(3,128)	$64,718

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	ACQUISITIONS

During the nine months ended September 30, 2014, we completed the following acquisitions:

•
On June 24, 2014, our consolidated subsidiary, Rose Rock, acquired crude oil trucking assets from a subsidiary of Chesapeake Energy Corporation ("Chesapeake") (NYSE: CHK) for $44.0 million in cash. Highlights of the transaction include:

◦	124 trucks, 122 trailers and miscellaneous equipment; and

◦	a long-term transportation agreement with Chesapeake Energy Marketing, Inc.
The results of operations of these assets from June 24, 2014 through September 30, 2014 have been included in our Crude segment in our condensed consolidated statements of operations and comprehensive income and balance sheet as of September 30, 2014. During the three months and nine months ended September 30, 2014, our condensed consolidated statements of operations and comprehensive income did not include material amounts of revenue or operating income related to these assets. The proforma impact to comparative prior year periods, had the acquisition occurred at the beginning of the comparative prior year period, is not significant.
We obtained a preliminary independent appraisal of the fair value of the assets acquired from Chesapeake. The estimates of fair value reflected as of September 30, 2014, are subject to change and such changes could be material. We currently expect to complete the valuation process prior to filing our Form 10-K for the year ending December 31, 2014.
We have recorded the fair value of the assets acquired as follows (in thousands):

Property, plant and equipment	$19,092
Customer contract intangible	17,010
Goodwill	7,892
Total assets acquired	$43,994
The above valuation based on the preliminary independent appraisal resulted in adjustments to previously reported estimates. Our preliminary estimate of the value of the acquired property, plant and equipment was reduced by $2.6 million and our estimate of the value of the intangible asset was increased by $12.6 million which resulted in a decrease in the value of the associated goodwill of $10.0 million.
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

Changes to our goodwill during the nine months ended September 30, 2014 are as follows (in thousands):

Balance at December 31, 2013	$62,021
Acquisition	7,892
Mid-America Midstream Gas Services, LLC purchase price allocation adjustment	(10,787)
Barcas Field Services, LLC purchase price allocation adjustment	(98)
Currency translation adjustments	(191)
Balance at September 30, 2014	$58,837

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

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	ACQUISITIONS, Continued

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

On June 1, 2014, our SemGas segment sold certain natural gas gathering assets in Eastern Oklahoma resulting in a $20.1 million loss on a cash sales price of $2.4 million. The assets sold were made up of property, plant and equipment with a net book value of $22.5 million. The loss on the sale was reported in loss (gain) on disposal of long-lived assets, net in the condensed consolidated statement of operations and comprehensive income. The operations of the gas gathering assets were not material to SemGroup.

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

Overview of Business
Our business is to provide gathering, transportation, storage, distribution, marketing and other midstream services primarily to independent producers, refiners of petroleum products and other market participants located in the Midwest and Rocky Mountain regions of the United States of America (the "U.S.") and Canada. We, or our significant equity method investees, have an asset base consisting of pipelines, gathering systems, storage facilities, terminals, processing plants and other distribution assets located between North American production and supply areas, including the Gulf Coast, Midwest, Rocky Mountain and Western Canadian regions. We also maintain and operate storage, terminal and marine facilities at Milford Haven in the United Kingdom (the "U.K.") that enable customers to supply petroleum products to markets in the Atlantic Basin. We also operate a network of liquid asphalt cement terminals throughout Mexico. Our operations are conducted directly and indirectly through our six primary business segments – Crude, SemStream®, SemCAMS, SemLogistics, SemMexico and SemGas®.
Our Property, Plant and Equipment
Our assets at September 30, 2014 included:

•
the 2% general partner interest and a 56.8% limited partner interest in Rose Rock Midstream, L.P. ("Rose Rock"), a publicly traded master limited partnership, which owns an approximately 570-mile crude oil pipeline network in Kansas and Oklahoma and a crude oil storage facility in Cushing, Oklahoma with a capacity of 7.6 million barrels, of which 6.5 million barrels of storage are leased to customers and 1.1 million barrels are used for crude oil operations and marketing activities;

•
a 51% ownership indirect interest (through our interest in Rose Rock) in White Cliffs Pipeline, L.L.C. ("White Cliffs"), which owns two 527-mile parallel pipelines running from Platteville, Colorado to Cushing, Oklahoma, (the "White Cliffs Pipeline"), that Rose Rock operates;

•	a 50% interest in Glass Mountain Pipeline, LLC ("Glass Mountain"), which owns a 215-mile crude oil pipeline in western and north central Oklahoma. The pipeline is operated by Rose Rock;

•	7.7 million common units of NGL Energy Partners LP ("NGL Energy") and an 11.78% interest in NGL Energy Holdings LLC, the general partner of NGL Energy;

•	approximately 1,940 miles of natural gas and NGL transportation, gathering and distribution pipelines in Kansas, Oklahoma, Texas and Alberta, Canada;

•	8.7 million barrels of owned multi-product storage capacity located in the U.K.;

•	14 facilities in Mexico engaged in storage, modification and distribution of asphalt-based products;

•	majority interest in four natural gas processing plants in Alberta, Canada, with combined operating capacity of 695 million cubic feet per day;

•	four natural gas processing plants in the U.S., with 388 million cubic feet per day of capacity;

•
a modern, sixteen-lane crude oil truck unloading facility with 230,000 barrels of associated storage capacity in Platteville, Colorado, with an additional four bays and 105,000 barrels of storage currently under construction, which connects to the origination point of the White Cliffs Pipeline;

•
a 37-mile crude oil gathering system with 210,000 barrels of operational storage connected to our Platteville, Colorado crude oil terminal and the origination point of the White Cliffs Pipeline. An additional 38 miles of pipeline is currently under construction;

•
approximately 17 miles of crude oil gathering pipeline (with an additional 3 miles currently under construction) that connect our Platteville, Colorado crude oil terminal to the Tampa, Colorado crude oil market; and

•	a crude oil trucking fleet of approximately 255 transport trucks and 270 trailers.

Non-GAAP Financial Measure
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

Results of Operations
Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Revenue	$594,235	$357,748	$1,575,342	$969,688
Expenses
Costs of products sold, exclusive of depreciation and amortization shown below	458,063	255,554	1,211,703	680,632
Operating	69,377	52,360	179,579	162,813
General and administrative	23,296	20,952	63,882	54,887
Depreciation and amortization	25,200	16,113	70,899	41,563
Loss (gain) on disposal of long-lived assets, net	1,376	408	20,633	(130)
Total expenses	577,312	345,387	1,546,696	939,765
Earnings from equity method investments	14,223	7,483	48,372	39,689
Gain on issuance of common units by equity method investee	18,772	—	26,899	—
Operating income	49,918	19,844	103,917	69,612
Other expenses (income), net:
Interest expense	14,807	9,080	34,394	15,971
Other expense (income), net	(21,175)	4,214	(3,776)	35,798
Total other expense (income), net	(6,368)	13,294	30,618	51,769
Income from continuing operations before income taxes	56,286	6,550	73,299	17,843
Income tax expense (benefit)	24,090	3,413	33,944	(41,305)
Income from continuing operations	32,196	3,137	39,355	59,148
Income (loss) from discontinued operations, net of income taxes	—	(2)	(5)	65
Net income	$32,196	$3,135	$39,350	$59,213
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
Interest expense
Interest expense increased in the three months ended September 30, 2014 to $14.8 million from $9.1 million in the three months ended September 30, 2013. The increase is primarily the result of $400 million of 5.625% senior unsecured notes issued on July 2, 2014.
Interest expense increased in the nine months ended September 30, 2014 to $34.4 million from $16.0 million in the nine months ended September 30, 2013. The increase is primarily the result of $400 million of 5.625% senior unsecured notes issued on July 2, 2014 and $300 million of 7.50% senior notes issued in the second quarter of 2013.

Other expense (income), net
Other income was $21.2 million for the three months ended September 30, 2014, compared to other expense of $4.2 million for the same period in 2013. The increase is primarily due to a net gain of $26.7 million on the sale of NGL Energy common units offset, in part, by losses related to changes in the fair value of outstanding warrants.
Other income was $3.8 million for the nine months ended September 30, 2014, compared to other expense of $35.8 million for the same period in 2013. The increase is primarily due to a net gain of $26.7 million on the sale of NGL Energy common units and losses related to changes in the fair value of outstanding warrants.
Income tax expense (benefit)
The effective tax rate was 43% and 52% for the three months ended September 30, 2014 and 2013, respectively, and 46% and (231)% for the nine months ended September 30, 2014 and 2013, respectively. The rate for the three months ended September 30, 2014 is impacted by the disallowance of an intercompany foreign gain on subsidiary dissolution. The rate for the nine months ended September 30, 2014 is impacted by disallowance of a foreign loss on cross jurisdictional intercompany debt waivers which had no net impact to U.S. taxes, by the net favorable resolution of Canadian income tax audits for periods through December 2009 and by $3.1 million Canadian withholding tax paid on remittances to the U.S. The rate for the nine months ended September 30, 2013 is impacted by a discrete tax benefit of $50.9 million for the partial release of our valuation allowance which was recorded for the three months ended March 31, 2013. Significant items that impacted the effective tax rate for each period, as compared to the U.S. federal statutory rate of 35%, include earnings in foreign jurisdictions taxed at lower rates, a noncontrolling interest in Rose Rock for which taxes are not provided, warrant expense which is not deductible for tax purposes, and the impact of the valuation allowance or release recorded against our deferred tax assets. Further, the foreign earnings are taxed in foreign jurisdictions as well as in the U.S., since they are disregarded entities for U.S. federal income tax purposes. Deferred tax liabilities, with the exception of those related to certain long-lived assets, have been considered as a source of future taxable income in establishing the amount of the valuation allowance. These combined factors, and the magnitude of permanent items impacting the tax rate relative to income from continuing operations before income taxes, result in rates that are not comparable between the periods.

Results of Operations by Reporting Segment
Crude

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Revenue	$376,856	$181,831	$961,526	$514,485
Expenses
Costs of products sold, exclusive of depreciation and amortization shown below	333,646	157,550	843,928	446,507
Operating	22,057	9,098	54,885	20,527
General and administrative	4,696	3,360	15,076	10,778
Depreciation and amortization	8,395	4,130	27,153	11,327
Loss (gain) on disposal of long-lived assets, net	291	—	230	(25)
Total expenses	369,085	174,138	941,272	489,114
Earnings from equity method investments	18,705	10,771	44,295	31,861
Operating income	$26,476	$18,464	$64,549	$57,232
Three months ended September 30, 2014 versus three months ended September 30, 2013
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

	Three Months Ended September 30,
(in thousands)	2014	2013
Reconciliation of operating income to Adjusted gross margin:
Operating income	$26,476	$18,464
Add:
Operating expense	22,057	9,098
General and administrative expense	4,696	3,360
Depreciation and amortization expense	8,395	4,130
Loss on disposal of long-lived assets, net	291	—
Less:
Unrealized gain on derivatives	411	464
Earnings from equity method investment	18,705	10,771
Adjusted gross margin	$42,799	$23,817
The following table shows the Adjusted gross margin generated by our fee-based services, our fixed-margin transactions and our marketing activities for the three months ended September 30, 2014 and 2013 (in thousands):

Three Months Ended September 30, 2014	Storage	Transportation (1)	Marketing Activities	Other (2)	Total
Revenues	$7,636	$26,736	$339,302	$3,182	$376,856
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	333,646	—	333,646
Less: Unrealized gain on derivatives	—	—	411	—	411
Adjusted gross margin	$7,636	$26,736	$5,245	$3,182	$42,799

(1)
Transportation Adjusted gross margin is comprised of $3.41 million, $18.95 million and $4.38 million, related to pipeline transportation (fixed-fee), trucking (fixed-fee) and buy/sells (fixed margin), respectively.

(2)	This category includes fee-based services such as unloading and ancillary storage terminal services.

Three Months Ended September 30, 2013	Storage	Transportation (1)	Marketing Activities	Other (2)	Total
Revenues	$8,628	$7,297	$162,790	$3,116	$181,831
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	157,550	—	157,550
Less: Unrealized gain on derivatives	—	—	464	—	464
Adjusted gross margin	$8,628	$7,297	$4,776	$3,116	$23,817

(1)
Transportation Adjusted gross margin is comprised of $0.84 million, $3.20 million and $3.26 million, related to pipeline transportation (fixed-fee), trucking (fixed-fee) and buy/sells (fixed margin), respectively.

(2)	This category includes fee-based services such as unloading and ancillary storage terminal services.

Adjusted gross margin increased in the three months ended September 30, 2014, to $42.8 million from $23.8 million in the three months ended September 30, 2013, due to:

•
additional truck transportation volumes of 6.0 million barrels generating an additional $15.7 million in Adjusted gross margin, reflecting the acquisition of trucking operations in September 2013 and June 2014. Related trucking costs are included in operating expense described below;

•
an increase in marketing volume of approximately 2.4 million barrels in the three months ended September 30, 2014, over the same period in 2013, combined with a lower spread between the acquisition and sale price for volumes of crude oil sold, as the excess of our average sales price per barrel over our average acquisition cost per barrel decreased to approximately $1.11 for the three months ended September 30, 2014, from approximately $2.03 for the three months ended September 30, 2013. This resulted in a $0.5 million increase in Adjusted gross margin during the three months ended September 30, 2014, compared to the same period in 2013;

•
an increase in pipeline transportation volumes of approximately 3.8 million barrels, resulting in a $3.7 million increase in Adjusted gross margin during the three months ended September 30, 2014, compared to the same period in 2013, due to a higher concentration of short-haul activity;

•
an increase in unloading volumes from our Platteville operations contributed an additional $0.2 million Adjusted gross margin, during the three months ended September 30, 2014, compared to the same period in 2013;

•
although the average Cushing storage capacity increased to 7.6 million barrels for the three months ended September 30, 2014, from 7.25 million barrels for the three months ended September 30, 2013, the average storage capacity used for crude oil operations and marketing activities increased to 1.1 million barrels from 0.25 million barrels. The net decrease in the average leased storage capacity from 7.0 million barrels to 6.5 million barrels, combined with a $0.01 decrease in the weighted average lease rate per barrel, resulted in a $1.0 million decrease to Adjusted gross margin; and

•	a decrease in pumpover activity at Cushing, resulting in a $0.2 million decrease in Adjusted gross margin during the three months ended September 30, 2014, compared to the same period in 2013.

Operating expense
Operating expense increased to $22.1 million in the three months ended September 30, 2014, from $9.1 million for the three months ended September 30, 2013. Approximately $12.9 million of the increase is attributable to crude oil trucking fleet acquisitions in 2013 and 2014. Exclusive of amounts related to trucking, increases occurred in employment expense, maintenance and repair and insurance and taxes of $0.6 million, $0.1 million and $0.1 million, respectively, offset with reductions in field expenses and outside services of approximately $0.4 million and $0.3 million, respectively.
General and administrative
General and administrative expense increased to $4.7 million in the three months ended September 30, 2014, from $3.4 million in the three months ended September 30, 2013. This increase is due to additional overhead allocation and employee expense of $1.0 million and $0.4 million, respectively, partially offset by a $0.1 million reduction in other expenses.
Depreciation and amortization expense
Depreciation and amortization expense increased to $8.4 million in the three months ended September 30, 2014, from $4.1 million in the three months ended September 30, 2013. Approximately $1.1 million of the depreciation expense increase is due to a revision of the estimated useful life relating to a 163-mile section of the Kansas and Oklahoma pipeline system. An additional $2.4 million in depreciation expense is due to project completions and the acquisition of the crude oil trucking fleet. Amortization expense increased $0.8 million due to a contract acquired as part of the crude oil trucking fleet acquisitions in 2013 and 2014.
Earnings from equity method investment
Crude’s equity method investments are in White Cliffs and Glass Mountain. Earnings from White Cliffs increased in the three months ended September 30, 2014, to $16.3 million from $10.8 million in the three months ended September 30, 2013. This increase is due to increased volume transported by White Cliffs. As a result of the January 2014 start-up, earnings from Glass Mountain Pipeline increased in the three months ended September 30, 2014 to $2.4 million from zero in the three months ended September 30, 2013.

Nine Months Ended September 30, 2014 versus nine months ended September 30, 2013
Adjusted gross margin
The following table presents a reconciliation of operating income to Adjusted gross margin, the most directly comparable GAAP financial measure for each of the periods indicated.

	Nine Months Ended September 30,
(in thousands)	2014	2013
Reconciliation of operating income to Adjusted gross margin:
Operating income	$64,549	$57,232
Add:
Operating expense	54,885	20,527
General and administrative expense	15,076	10,778
Depreciation and amortization expense	27,153	11,327
Loss (gain) on disposal of long-lived assets, net	230	(25)
Less:
Unrealized gain on derivatives	656	1,759
Earnings from equity method investment	44,295	31,861
Adjusted gross margin	$116,942	$66,219
The following table shows the Adjusted gross margin generated by our fee-based services, our fixed-margin transactions and our marketing activities for the nine months ended September 30, 2014 and 2013 (in thousands):

Nine Months Ended September 30, 2014	Storage	Transportation (1)	Marketing Activities	Other (2)	Total
Revenues	$23,872	$67,165	$861,181	$9,308	$961,526
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	843,928	—	843,928
Less: Unrealized gain on derivatives	—	—	656	—	656
Adjusted gross margin	$23,872	$67,165	$16,597	$9,308	116,942

(1)
Transportation Adjusted gross margin is comprised of $9.46 million, $46.15 million and $11.55 million, related to pipeline transportation (fixed-fee), trucking (fixed-fee) and buy/sells (fixed margin), respectively.

(2)	This category includes fee-based services such as unloading and ancillary storage terminal services.

Nine Months Ended September 30, 2013	Storage	Transportation (1)	Marketing Activities	Other (2)	Total
Revenues	$25,624	$18,721	$460,661	$9,479	$514,485
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	446,507	—	446,507
Less: Unrealized gain on derivatives	—	—	1,759	—	1,759
Adjusted gross margin	$25,624	$18,721	$12,395	$9,479	$66,219

(1)
Transportation Adjusted gross margin is comprised of $2.59 million, $3.20 million and $12.93 million, related to pipeline transportation (fixed-fee), trucking (fixed-fee) and buy/sells (fixed margin), respectively.

(2)	This category includes fee-based services such as unloading and ancillary storage terminal services.

Adjusted gross margin increased in the nine months ended September 30, 2014, to $116.9 million from $66.2 million in the nine months ended September 30, 2013, due to:

•
additional truck transportation volumes of 14.1 million barrels generating an additional $42.9 million in Adjusted gross margin, reflecting the acquisition of trucking operations in September 2013 and June 2014. Related trucking costs are included in operating expense described below;

•
an increase in marketing volume of approximately 6.2 million barrels in the nine months ended September 30, 2014, over the same period in 2013, offset by a lower spread between the acquisition and sale price for volumes of crude oil sold, as the excess of our average sales price per barrel over our average acquisition cost per barrel decreased to approximately $1.30 for the nine months ended September 30, 2014, from approximately $1.90 for the nine months ended September 30, 2014. This resulted in a $4.2 million increase in Adjusted gross margin during the nine months ended September 30, 2014, compared to the same period in 2013;

•
an increase in pipeline transportation volumes of approximately 10.6 million barrels, resulting in a $5.5 million increase in Adjusted gross margin during the nine months ended September 30, 2014, compared to the same period in 2013 due to a higher concentration of short-haul activity;

•
an increase in unloading volumes from our Platteville operations of approximately 0.4 million barrels, contributing an additional $0.5 million Adjusted gross margin, during the nine months ended September 30, 2014, compared to the same period in 2013;

•
although the average Cushing storage capacity increased to 7.6 million barrels for the nine months ended September 30, 2014, from 7.25 million barrels for the nine months ended September 30, 2013, the average storage capacity used for crude oil operations and marketing activities increased to 0.8 million barrels from 0.25 million barrels. This shift from leased storage capacity to operational storage capacity, combined with a $0.2 decrease in the average lease rate per barrel, resulted in a $1.7 million decrease to Adjusted gross margin; and

•	a decrease in pumpover activity at Cushing, resulting in a $0.7 million decrease in Adjusted gross margin during the nine months ended September 30, 2014, compared to the same period in 2013.
Operating expense
Operating expense increased to $54.9 million in the nine months ended September 30, 2014, from $20.5 million for the nine months ended September 30, 2013. Approximately $33.9 million of the increase is attributable to the crude oil trucking fleet acquisitions in 2013 and 2014. Exclusive of amounts related to trucking, additional increases occurred in insurance and taxes, employment expense, maintenance and repair and other expenses of approximately $0.7 million, $0.5 million, $0.3 million and $0.2 million, respectively, offset with a reduction in outside services, field services and office expense of approximately $0.6 million, $0.4 million and $0.2 million, respectively.
General and administrative
General and administrative expense increased to $15.1 million in the nine months ended September 30, 2014, from $10.8 million for the nine months ended September 30, 2013. This increase is due to additional overhead allocation and employee expense of $3.0 million and $1.5 million, respectively, partially offset by a $0.2 million decrease in other expense.
Depreciation and amortization expense
Depreciation and amortization expense increased to $27.2 million in the nine months ended September 30, 2014, from $11.3 million in the nine months ended September 30, 2013. Approximately $7.8 million of the depreciation expense increase is due to a revision of the estimated useful life relating to 19, 43 and 163-mile sections of the Kansas and Oklahoma pipeline system. An additional $5.6 million in depreciation expense is due to project completions and the acquisition of the crude oil trucking fleet. Amortization expense increased $2.5 million due to contracts acquired as part of the crude oil trucking fleet acquisitions in 2013 and 2014.
Earnings from equity method investment
Crude’s equity method investments are in White Cliffs and Glass Mountain. Earnings from White Cliffs increased in the nine months ended September 30, 2014, to $39.7 million from $31.9 million in the nine months ended September 30, 2013. This increase is due to increased volume transported by White Cliffs. As a result of the January 2014 start-up, earnings from Glass Mountain Pipeline increased in the nine months ended September 30, 2014 to $4.6 million from zero in the nine months ended September 30, 2013.

SemStream
On November 1, 2011, we contributed the primary operating assets of our SemStream segment to NGL Energy in exchange for a limited partnership interest and a general partnership interest in NGL Energy and cash. The results of operations shown below reflect corporate overhead allocations, minor adjustments and the earnings from our equity method investment in NGL Energy. We include our share of NGL Energy's earnings on a one quarter lag because we do not receive their financial statements in sufficient time to apply the equity method to the current period. In addition, our limited partnership interest can be diluted as a result of NGL Energy's public equity offerings. Accordingly, we recorded non-cash gains of $18.8 million and $26.9 million in the three months and nine months ended September 30, 2014, respectively.
For additional information about NGL Energy's results, see the NGL Energy periodic reports filed with the SEC.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Revenue	$—	$—	$—	$—
Expenses
Costs of products sold, exclusive of depreciation and amortization shown below	—	—	—	—
Operating	—	—	—	1
General and administrative	30	114	91	430
Depreciation and amortization	—	—	—	—
Loss on disposal of long-lived assets, net	—	—	—	6
Total expenses	30	114	91	437
Earnings from equity method investments	(4,482)	(3,288)	4,077	7,828
Gain on issuance of common units by equity method investee	18,772	—	26,899	—
Operating income	$14,260	$(3,402)	$30,885	$7,391

SemLogistics

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Revenue	$1,299	$2,169	$10,070	$7,827
Expenses
Costs of products sold, exclusive of depreciation and amortization shown below	—	—	615	—
Operating	2,148	1,616	6,168	5,303
General and administrative	1,595	1,679	4,546	4,285
Depreciation and amortization	2,543	2,334	7,593	6,987
Loss (gain) on disposal of long-lived assets, net	1,139	—	(2,495)	—
Total expenses	7,425	5,629	16,427	16,575
Operating loss	$(6,126)	$(3,460)	$(6,357)	$(8,748)
Three months ended September 30, 2014 versus three months ended September 30, 2013
Revenue
Revenue in the three months ended September 30, 2014, decreased to $1.3 million from $2.2 million for the three months ended September 30, 2013. The reduction is due primarily to a reduction in storage revenue of $0.8 million and a reduction of throughput revenue of $0.1 million.
High crude oil prices and backwardated market conditions (i.e., prices for future deliveries are lower than current prices) continued during the third quarter of 2014. These factors have a negative effect on storage economics. As a result, the demand for storage was depressed and we continued to experience difficulty securing contract renewals and replacement of long-term contracts.
While crude oil prices have recently fallen sharply and there is some contango in the market (i.e., prices for future deliveries are higher than current prices), we are uncertain when storage economics will improve sufficiently to stimulate demand. However, we believe that geographical imbalances between the production and consumption of crude oil and related refined products will require physical transportation and, as a result, bulk liquid storage must play a key role in the supply chain. This creates a demand for storage which is independent of current crude oil prices, forward price curves and the entire speculative trading environment.
Storage economics have been unfavorable for some time. We will continue to monitor this situation and recognize the possibility that an impairment of the long-lived assets may be required in the near term.

Loss on disposal of long-lived assets
In the three months ended September 30, 2014, we recorded a loss of $1.1 million relating to the final adjustments to record the dissolution of a SemLogistics affiliate.
General
In every other category of expense, the amounts for the third quarter of 2014 are roughly equivalent to those of the third quarter of 2013.
Nine months ended September 30, 2014 versus nine months ended September 30, 2013
Revenue
Revenue in the nine months ended September 30, 2014, increased to $10.1 million from $7.8 million for the nine months ended September 30, 2013. The increase is due primarily to increased storage revenue of $1.5 million in the nine months ended September 30, 2014 over the prior period.
High crude oil prices and backwardated market conditions (i.e., prices for future deliveries are lower than current prices) existed during the first nine months of 2014. These factors have a negative effect on storage economics. As a result, the demand for storage was depressed and we continued to experience difficulty securing contract renewals and replacement of long-term contracts.

While crude oil prices have recently fallen sharply and there is some contango in the market (i.e., prices for future deliveries are higher than current prices), we are uncertain when storage economics will improve sufficiently to stimulate demand. However, we believe that geographical imbalances between the production and consumption of crude oil and related refined products will require physical transportation and, as a result, bulk liquid storage must play a key role in the supply chain. This creates a demand for storage which is independent of current crude oil prices, forward price curves and the entire speculative trading environment.
Storage economics have been unfavorable for some time. We will continue to monitor this situation and recognize the possibility that an impairment of the long-lived assets may be required in the near term.

Gain on disposal of long-lived assets
In the nine months ended September 30, 2014, we recorded a gain of $2.5 million as a result of the dissolution of a SemLogistics affiliate.
General
In every other category of expense, the amounts for the nine months ended September 30, 2014 are roughly equivalent to those of the nine months ended September 30, 2013.

SemCAMS

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Revenue	$53,800	$48,979	$133,037	$151,219
Expenses
Costs of products sold, exclusive of depreciation and amortization shown below	97	106	235	290
Operating	33,537	33,980	86,039	116,372
General and administrative	3,836	3,446	11,390	10,933
Depreciation and amortization	5,113	2,631	11,021	7,925
Gain on disposal of long-lived assets, net	(35)	—	(950)	—
Total expenses	42,548	40,163	107,735	135,520
Operating income	$11,252	$8,816	$25,302	$15,699
Three months ended September 30, 2014 versus three months ended September 30, 2013
Revenue
Revenue in the three months ended September 30, 2014, increased to $54.4 million from $49.0 million for the three months ended September 30, 2013. This increase is primarily due to higher operating cost flow through expense recoveries of $4.5 million, tie-in fees of $1.9 million, $2.1 million due to higher volumes processed and higher maintenance capital recovery fees of $1.0 million. This increase was offset, in part, by turnaround operating cost flow through expenses of $2.9 million in the third quarter of 2013 which did not occur in the third quarter of 2014, and foreign exchange loss of $2.6 million.
General
In every other category of expense, the amounts for the three months ended September 30, 2014 are roughly equivalent to those of three months ended September 30, 2013.
Nine months ended September 30, 2014 versus nine months ended September 30, 2013
Revenue
Revenue in the nine months ended September 30, 2014, decreased to $133.6 million from $151.2 million for the nine months ended September 30, 2013. This decrease is primarily due to flow through expense and outage repair recoveries of $27.5 million and $2.4 million, respectively, in 2013 which did not occur in 2014, and foreign exchange loss of $9.1 million. This decrease was offset, in part, higher capital fees earned, higher operating cost flow through expense recoveries, and higher maintenance capital recoveries of $7.8 million, $5.8 million, and $3.6 million respectively, along with revenues for tie-in fees of $1.9 million, and other miscellaneous of $1.7 million.
Operating expense
Operating expense in the nine months ended September 30, 2014, decreased to $86.0 million from $116.4 million for the nine months ended September 30, 2013. This decrease is primarily due to 2013 turnaround and outage repair costs of $27.5 million and $2.4 million, respectively, which did not reoccur in 2014, and a decrease in operating incentive costs of $2.2 million in 2014 compared to 2013. Other decreases include lower power costs of $4.4 million and foreign exchange gains of $5.8 million, offset, in part, by higher costs for contract labor, materials, and salaries of $5.7 million, $4.0 million and $2.3 million, respectively.

General
In every other category of expense, the amounts for the nine months ended September 30, 2014 are roughly equivalent to those of the nine months ended September 30, 2013.

SemMexico

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Revenue	$75,177	$65,549	$209,758	$160,375
Expenses
Costs of products sold, exclusive of depreciation and amortization shown below	65,324	56,070	180,800	138,372
Operating	2,670	2,230	8,066	6,741
General and administrative	2,928	2,510	8,791	7,175
Depreciation and amortization	1,655	1,529	4,538	4,467
Gain on disposal of long-lived assets, net	(7)	(271)	(35)	(784)
Total expenses	72,570	62,068	202,160	155,971
Operating income	$2,607	$3,481	$7,598	$4,404
Three months ended September 30, 2014 versus three months ended September 30, 2013
Revenue
Revenue increased in the three months ended September 30, 2014, to $75.2 million from $65.5 million in the three months ended September 30, 2013. This increase was primarily due to an increase in the average sale price in the three months ended September 30, 2014 to $732 per metric ton from $670 per metric ton in the three months ended September 30, 2013. In addition there was an increase in sales volumes to 101,246 metric tons for the three months ended September 30, 2014, from 96,050 metric tons for the same period in 2013.
Costs of products sold
Costs of products sold increased in the three months ended September 30, 2014 to $65.3 million from $56.1 million in the three months ended September 30, 2013. In addition to the increase in volumes sold, the costs of products sold on a per unit basis increased to $645 per metric ton in the three months ended September 30, 2014, from $584 per metric ton for the same period in 2013.

Operating expense
Operating expense increased in the three months ended September 30, 2014 to $2.7 million from $2.2 million in the three months ended September 30, 2013. The increase is primarily due to a $0.3 million bad debt recovery that occurred in the three months ended September 30, 2013 but did not occur in 2014 and an increase in fuel expenses of $0.2 million.
General and administrative
General and administrative expense increased in the three months ended September 30, 2014, to $2.9 million from $2.5 million in the three months ended September 30, 2013. The increase is primarily due to higher employee compensation expense in the three months ended September 30, 2014 compared to the prior period.
Nine months ended September 30, 2014 versus nine months ended September 30, 2013
Revenue
Revenue increased in the nine months ended September 30, 2014, to $209.8 million from $160.4 million in the nine months ended September 30, 2013. This increase was primarily the result of an increase in sales volumes to 290,849 metric tons for the nine months ended September 30, 2014, from 229,236 metric tons for the same period in 2013. The increase in volume in 2014 is due to the release of funding by the federal government for infrastructure projects. In addition, the average sales price in the nine months ended September 30, 2014 increased to $712 per metric ton compared to $687 in the nine months ended September 30, 2013.
Costs of products sold
Costs of products sold increased in the nine months ended September 30, 2014 to $180.8 million from $138.4 million in the nine months ended September 30, 2013. In addition to the increase in volumes sold, the costs of products sold on a per unit basis increased to $622 per metric ton in the nine months ended September 30, 2014, from $604 per metric ton for the same period in 2013.
Operating expense
Operating expense increased in the nine months ended September 30, 2014 to $8.1 million from $6.7 million in the nine months ended September 30, 2013. This increase is primarily due to an increase in fuel expenses of $1.1 million due to higher demand in processed products and an increase in maintenance and repair to plants and employment costs of $0.1 million and $0.1 million, respectively.
General and administrative
General and administrative expense increased in the nine months ended September 30, 2014, to $8.8 million from $7.2 million in the nine months ended September 30, 2013. The variance is primarily due to higher employee compensation expense, outside services and increased corporate allocations of $1.2 million, $0.2 million and $0.2 million, respectively, in the nine months ended September 30, 2014 compared to the prior year period.

SemGas

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Revenue	$96,829	$65,795	$290,361	$151,460
Expenses
Costs of products sold, exclusive of depreciation and amortization shown below	68,722	48,403	215,535	111,141
Operating	8,965	5,436	24,421	13,869
General and administrative	2,312	1,923	6,524	5,112
Depreciation and amortization	7,064	4,992	19,312	9,353
Loss (gain) on disposal of long-lived assets, net	(12)	679	20,092	673
Total expenses	87,051	61,433	285,884	140,148
Operating income	$9,778	$4,362	$4,477	$11,312
Three months ended September 30, 2014 versus three months ended September 30, 2013
Revenue
Revenue increased in the three months ended September 30, 2014, to $96.8 million from $65.8 million for the three months ended September 30, 2013. This increase is the result of higher sales volume (31,904 MMcf versus 15,989 MMcf), higher prices and increased fees ($12.3 million versus $1.2 million). The increase in revenue was affected by a higher average natural gas NYMEX price of $4.06/mmbtu versus $3.88/mmbtu and an increase in the average NGL basket price to $1.06/gallon versus $0.87/gallon for the same period in 2013. The increase in volume is primarily a result of increased drilling and production in the area served by our gas plants in Northern Oklahoma, the commissioning of a 125 MMcf/day processing plant in June 2013, the start-up of a 200 MMcf/day processing plant in March 2014 and increased service contracts in the Chesapeake acquisition.
Costs of products sold
Costs of products sold increased in the three months ended September 30, 2014, to $68.7 million from $48.4 million in the three months ended September 30, 2013. This increase is primarily related to higher volume and prices as described above.
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
The following table shows the Adjusted gross margin generated in the three months ended September 30, 2014 and 2013.

	Three Months Ended September 30,
(in thousands)	2014	2013
Revenue	$96,829	$65,795
Less: Cost of products sold, exclusive of depreciation	68,722	48,403
Less: Unrealized gain (loss) on derivatives	—	—
Adjusted gross margin	$28,107	$17,392

The following table presents a reconciliation of operating income to Adjusted gross margin, the most directly comparable GAAP financial measure for each of the periods indicated.

	Three Months Ended September 30,
(in thousands)	2014	2013
Reconciliation of operating income to Adjusted gross margin:
Operating income	$9,778	$4,362
Add:
Operating expense	8,965	5,436
General and administrative expense	2,312	1,923
Depreciation and amortization expense	7,064	4,992
Loss (gain) on disposal of long-lived assets	(12)	679
Adjusted gross margin	$28,107	$17,392
Operating expense
Operating expense increased in the three months ended September 30, 2014, to $9.0 million from $5.4 million for the three months ended September 30, 2013. This increase is due primarily to higher equipment leases, employment expenses, maintenance and repairs, insurance and field expenses (which includes materials and supplies, lubricants, water disposal, electricity and fuel) of approximately $2.4 million, $0.6 million, $0.5 million, $0.5 million and $0.3 million, respectively. These increases were offset by a decrease in outside services of $0.8 million.
General and administrative
General and administrative expense increased in the three months ended September 30, 2014, to $2.3 million from $1.9 million in the three months ended September 30, 2013. This increase is due primarily to higher employee compensation expense of approximately $0.4 million.
Depreciation and amortization
Depreciation and amortization expense increased in the three months ended September 30, 2014, to $7.1 million from $5.0 million in the three months ended September 30, 2013. The increase of approximately $1.4 million in depreciation expense is due to the 2013 Chesapeake acquisition and expansion in Northern Oklahoma. The increase of approximately $0.6 million in amortization expense is related to the amortization of the value of a contract with Chesapeake.
Nine months ended September 30, 2014 versus nine months ended September 30, 2013
Revenue
Revenue increased in the nine months ended September 30, 2014, to $290.4 million from $151.5 million for the nine months ended September 30, 2013. This increase is the result of higher sales volume (75,938 MMcf versus 35,791 MMcf), higher prices and increased fees ($23.1 million versus $1.6 million). The increase was also affected by a higher average natural gas NYMEX price of $4.55/mmbtu versus $3.83/mmbtu and a higher average NGL basket price of $0.98/gallon versus $0.85/gallon. The increase in volume is primarily a result of increased drilling and production in the area served by our gas plants in Northern Oklahoma, the commissioning of a 125 MMcf/day processing plant in June 2013, the start-up of a processing plant in March 2014 and increased service contracts received in the Chesapeake acquisition.
Costs of products sold
Costs of products sold increased in the nine months ended September 30, 2014, to $215.5 million from $111.1 million in the nine months ended September 30, 2013. This increase is primarily related to higher volume and prices as described above.
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
The following table shows the Adjusted gross margin generated in the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,
(in thousands)	2014	2013
Revenue	$290,361	$151,460
Less: Cost of products sold, exclusive of depreciation	215,535	111,141
Less: Unrealized gain (loss) on derivatives	—	—
Adjusted gross margin	$74,826	$40,319
The following table presents a reconciliation of operating income to Adjusted gross margin, the most directly comparable GAAP financial measure for each of the periods indicated.

	Nine Months Ended September 30,
(in thousands)	2014	2013
Reconciliation of operating income to Adjusted gross margin:
Operating income	$4,477	$11,312
Add:
Operating expense	24,421	13,869
General and administrative expense	6,524	5,112
Depreciation and amortization expense	19,312	9,353
Loss on disposal of long-lived assets	20,092	673
Adjusted gross margin	$74,826	$40,319
Operating expense
Operating expense increased in the nine months ended September 30, 2014, to $24.4 million from $13.9 million for the nine months ended September 30, 2013. This increase is due primarily to higher equipment leases, employment expenses, field expenses (which includes materials and supplies, lubricants, water disposal, electricity and fuel), insurance, repairs and maintenance expense and outside services of approximately $5.1 million, $2.0 million, $1.3 million, $1.2 million, $0.7 million and $0.2 million, respectively.
General and administrative
General and administrative expense increased in the nine months ended September 30, 2014, to $6.5 million from $5.1 million in the nine months ended September 30, 2013. This increase is due primarily to employment costs and higher corporate allocations of approximately $1.2 million and $0.5 million, respectively, offset by a decrease of $0.2 million in outside services.
Depreciation and amortization
Depreciation and amortization expense increased in the nine months ended September 30, 2014, to $19.3 million from $9.4 million in the nine months ended September 30, 2013. The increase of approximately $5.0 million in depreciation expense is due to the 2013 Chesapeake acquisition and expansion in Northern Oklahoma. The increase of approximately $5.0 million in amortization expense is related to the amortization of the value of a contract with Chesapeake.
Loss (gain) on disposal of long-lived assets
On June 1, 2014, we sold certain natural gas gathering assets in Eastern Oklahoma for approximately $2.4 million, resulting in a loss of approximately $20.1 million. These assets were subject to contract renewal risk at the end of 2014 and were viewed as non-core due to their limited growth potential.

Other and Eliminations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Revenue	$(9,726)	$(6,575)	$(29,410)	$(15,678)
Expenses
Costs of products sold, exclusive of depreciation and amortization shown below	(9,726)	(6,575)	(29,410)	(15,678)
Operating	—	—	—	—
General and administrative	7,899	7,920	17,464	16,174
Depreciation and amortization	430	497	1,282	1,504
Loss on disposal of long-lived assets, net	—	—	3,791	—
Total expenses	(1,397)	1,842	(6,873)	2,000
Operating loss	$(8,329)	$(8,417)	$(22,537)	$(17,678)
Other and Eliminations is not an operating segment. This table is included to permit the reconciliation of segment information to that of the consolidated Company.

Liquidity and Capital Resources
Sources and Uses of Cash
Our principal sources of short-term liquidity are cash generated from our operations and borrowings under our revolving credit facilities. The consolidated cash balance on September 30, 2014 (including restricted cash) was $74.3 million. Of this amount, $43.7 million was held in Canada and may be subject to tax if transferred to the U.S., and $3.1 million is restricted cash set aside for settlement of pre-petition claims. Potential sources of long-term liquidity include issuances of debt securities and equity securities and the sale of assets. Our primary cash requirements currently are operating expenses, capital expenditures, our quarterly dividends and quarterly distributions to unitholders of our subsidiary, Rose Rock. In general, we expect to fund:

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

Cash Flows
The following table summarizes our changes in unrestricted cash for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2014	2013
Statement of cash flow data:
Cash flows provided by (used in):
Operating activities	$105,900	$96,519
Investing activities	(239,073)	(617,175)
Financing activities	118,950	504,441
Subtotal	(14,223)	(16,215)
Effect of exchange rate on cash and cash equivalents	1,921	904
Change in cash and cash equivalents	(12,302)	(15,311)
Cash and cash equivalents at beginning of period	79,351	80,029
Cash and cash equivalents at end of period	$67,049	$64,718
Operating Activities
The components of operating cash flows can be summarized as follows:

	Nine Months Ended September 30,
(in thousands)	2014	2013
Net income	$39,350	$59,213
Non-cash expenses, net	106,481	33,226
Changes in operating assets and liabilities	(39,931)	4,080
Net cash flows provided by operating activities	$105,900	$96,519
Non-cash expenses increased $73.3 million to $106.5 million for the nine months ended September 30, 2014 from $33.2 million for the nine months ended September 30, 2013. This increase is comprised primarily of a $74.6 million increase in deferred tax expense, which is due to the release of a valuation allowance on our net operating loss carryforward deferred tax assets in the prior year, a $13.5 million decrease in expense on the change in the fair value of warrants due to fewer outstanding warrants and more modest price increases compared to the prior year, a $29.3 million increase in depreciation and amortization expense primarily due to a reduction of the estimated useful life of certain Crude assets and additional assets placed in-service from acquisitions and capital projects, a $20.7 million increase in loss on disposal of long-lived assets, net, an $8.7 million increase in earnings from equity method investments, a $26.9 million gain in the current period related to the issuance of common units by one of our equity method investees, a $26.7 million gain on the sale of a portion of our investment in an equity method investee, net of related costs, a $22.0 million increase in distributions from equity investments, a $1.7 million adjustment for excess tax benefit on vesting of non-cash equity compensation awards, a $1.2 million increase in non-cash equity compensation and a $1.1 million increase due to a reduced net unrealized gain related to our derivative instruments. All other non-cash expenses for the nine months ended September 30, 2014 remained relatively comparable to the nine months ended September 30, 2013.
Changes in operating assets and liabilities for the nine months ended September 30, 2014 generated a net decrease in operating cash flows of $39.9 million, consisting primarily of a decrease of $31.8 million in payables to affiliates, an increase of $95.6 million in accounts receivable, an increase of $18.7 million in inventories, an increase of $1.7 million in other current assets, an increase of $2.2 million in derivatives and margin deposits and an increase of $2.2 million in restricted cash. These were offset by an increase of $81.8 million in accounts payable and accrued liabilities, a decrease of $29.1 million in receivables from affiliates and an increase of $1.6 million in other noncurrent liabilities. These changes were primarily a result of our Crude and SemGas segments' operating activities.
Changes in operating assets and liabilities for the nine months ended September 30, 2013 generated a net increase in operating cash flows of $4.1 million, consisting primarily of an increase of $50.6 million in accounts payable and accrued liabilities driven by Crude and SemGas operating activity, an increase of $31.0 million in accounts receivable driven primarily by Crude segment operating activity, an increase of $14.0 million in inventories primarily related to our Crude segment and an increase of $6.9 million in receivables from affiliates.

Investing Activities
For the nine months ended September 30, 2014, we had net cash outflows of $239.1 million from investing activities, due primarily to $194.2 million of capital expenditures, $70.7 million of contributions to equity method investments and $44.5 million of payments to acquire businesses, partially offset by investing cash inflows of $59.7 million of net proceeds from the sale of a portion of an equity method investment, $6.6 million of distributions in excess of equity in earnings of affiliates and $4.0 million of proceeds from the sale of long-lived assets. Year to date capital expenditures primarily relate to SemGas' Northern Oklahoma expansion projects, Rose Rock transportation projects and SemCAMS pipeline related projects. Contributions to equity method investments represent investments in Glass Mountain Pipeline and the White Cliffs pipeline expansion project. Payments to acquire businesses primarily relates to the $44 million acquisition of crude oil trucking assets. Distributions in excess of equity earnings represent returns of investment from White Cliffs and Glass Mountain. Proceeds from sale of long-lived assets includes $2.4 million from the sale of natural gas gathering assets in Eastern Oklahoma by SemGas.
For the nine months ended September 30, 2013, we had net cash outflows of $617.2 million from investing activities, due primarily to $356.2 million of payments to acquire businesses, $131.7 million of capital expenditures and $143.5 million in contributions to equity method investments, partially offset by $13.1 million in distributions in excess of equity in earnings of affiliates.
Financing Activities
For the nine months ended September 30, 2014, we had net cash inflows of $119.0 million from financing activities, which related to borrowings on long-term debt of $1,074.2 million, partially offset by principal payments of $896.3 million, dividends paid of $31.1 million, distributions to non-controlling interests of $20.6 million and $8.7 million of debt issuance costs primarily related to the issuance of the Rose Rock senior unsecured notes. Borrowings were used primarily for capital expenditures, contributions to equity method investments and acquisitions and included the issuance of $400 million of Rose Rock Notes from which proceeds were used to repay revolver borrowings and for general partnership purposes.
For the nine months ended September 30, 2013, we had net cash inflows of $504.4 million from financing activities, which related to borrowings on long-term debt of $928.5 million and $210.2 million in proceeds from the issuance of Rose Rock common units, partially offset by principal payments of $594.4 million, debt issuance costs of $11.9 million due to issuance of notes and increases to revolver capacity, dividends paid of $16.4 million and distributions to non-controlling interests of $11.5 million. Borrowings on long-term debt include $300 million of notes issued related to the acquisition of Mid-America Midstream Gas Services, L.L.C.
Long-term Debt
SemGroup Senior Unsecured Notes
At September 30, 2014, we had $300 million of 7.5% senior unsecured notes due 2021 (the "Notes") outstanding. The Notes are governed by an indenture, as supplemented, between the Company and its subsidiary Guarantors and Wilmington Trust, National Association, as trustee (the "Indenture"). The Indenture includes customary covenants and events of default.
At September 30, 2014, we were in compliance with the terms of the Indenture.
SemGroup Revolving Credit Facility
At September 30, 2014, we had $20.0 million in cash borrowings outstanding under our $500 million revolving credit facility. In addition, we had $3.9 million in outstanding letters of credit on that date. The maximum letter of credit capacity under this facility is $250 million. The facility can be increased by an additional $100 million. The credit agreement expires on December 11, 2018.
The credit agreement includes customary affirmative and negative covenants. At September 30, 2014, we were in compliance with the terms of the credit agreement.

Rose Rock Senior Unsecured Notes
On July 2, 2014, Rose Rock and its wholly-owned subsidiary, Rose Rock Finance Corporation ("Finance Corp."), as co-issuer, sold $400 million of 5.625% senior unsecured notes due 2022 (the "Rose Rock Notes") to certain initial purchasers for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to non-U.S. persons outside the United States pursuant to Regulation S of the Securities Act. The Rose Rock Notes are guaranteed by all of Rose Rock's existing subsidiaries other than Finance Corp.

The net proceeds from the offering of $391.9 million, after underwriters' fees and offering expenses, were used to repay amounts borrowed under Rose Rock's revolving credit facility and for general partnership purposes. For additional information, see discussion under "Rose Rock senior unsecured notes" in Note 8 of our condensed consolidated financial statements of this Form 10-Q, which information is incorporated by reference into this Item 2.

Rose Rock Revolving Credit Facility
At September 30, 2014, Rose Rock had $73.0 million in cash borrowings outstanding under its $585 million revolving credit facility. There were $86.2 million in outstanding letters of credit. The maximum letter of credit capacity under this facility is $150 million. The facility can be increased by up to $200 million. The credit agreement expires on September 20, 2018.
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
At September 30, 2014, Rose Rock was in compliance with the terms of the credit agreement.
SemMexico Credit Facilities
SemMexico had no outstanding borrowings under a 44 million Mexican pesos (U.S. $3.3 million at the September 30, 2014 exchange rate) credit facility which matures in May 2015. At September 30, 2014, SemMexico had an outstanding letter of credit of 292.8 million Mexican pesos (U.S. $21.7 million at the September 30, 2014 exchange rate) and a $3.0 million U.S. dollar letter of credit.
At September 30, 2014, we were in compliance with the terms of these facilities.
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

Projected capital expenditures for 2014 are estimated at $423 million in expansion projects, including capital contributions to affiliates for funding growth projects and acquisitions, and $52 million in maintenance projects. These estimates may change as future events unfold. See "Cautionary Note Regarding Forward-Looking Statements." During the

nine months ended September 30, 2014, we spent $194.2 million (cash basis) on capital projects, $70.7 million in capital contributions to affiliates for funding growth projects and $44.5 million for acquisitions.
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
SemGroup Dividends
The table below shows dividends declared and/or paid by SemGroup during 2014 and 2013.

Quarter Ended	Record Date	Payment Date	Dividend Per Share
June 30, 2013	May 20, 2013	May 30, 2013	$0.19
September 30, 2013	August 19, 2013	August 30, 2013	$0.20
December 31, 2013	November 22, 2013	December 3, 2013	$0.21
March 31, 2014	March 10, 2014	March 20, 2014	$0.22
June 30, 2014	May 19, 2014	May 29, 2014	$0.24
September 30, 2014	August 18, 2014	August 28, 2014	$0.27
December 31, 2014	November 17, 2014	November 28, 2014	$0.30
Rose Rock Distributions
The table below shows cash distributions declared and/or paid by Rose Rock during 2014 and 2013.

Quarter Ended	Record Date	Payment Date	Distribution Per Unit
December 31, 2012	February 4, 2013	February 14, 2013	$0.4025
March 31, 2013	May 6, 2013	May 15, 2013	$0.4300
June 30, 2013	August 5, 2013	August 14, 2013	$0.4400
September 30, 2013	November 5, 2013	November 14, 2013	$0.4500
December 31, 2013	February 4, 2014	February 14, 2014	$0.4650
March 31, 2014	May 5, 2014	May 15, 2014	$0.4950
June 30, 2014	August 4, 2014	August 14, 2014	$0.5350
September 30, 2014	November 4, 2014	November 14, 2014	$0.5750
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

Customer Concentration
Shell Trading (US) Company, a customer of our Crude segment, accounted for more than 10% of our consolidated revenue for the three and nine months ended September 30, 2014 at approximately 38% and 36%, respectively. Although we have contracts with customers of varying durations, if one or more of our major customers were to default on their contract, or if we were unable to renew our contract with one or more of these customers on favorable terms, we might not be able to replace any of these customers in a timely fashion, on favorable terms or at all. In any of these situations, our revenues and our ability to pay cash dividends to our stockholders may be adversely affected. We expect our exposure to risk of non-payment or non-performance to continue as long as we remain substantially dependent on a relatively small number of customers for a substantial portion of our Adjusted gross margin.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined by Item 303 of Regulation S-K.
Commitments
There have been no material changes to our contractual obligations outside the ordinary course of our business from those previously disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013, although the value of product purchase commitments is less at September 30, 2014 than it was at September 30, 2013.
We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We establish a margin for these purchases by entering into various types of physical and financial sale and exchange transactions through which we seek to maintain a position that is substantially balanced between purchases on the one hand and sales and future delivery obligations on the other. We account for derivatives at fair value with the exception of commitments which have been designated as normal purchases and sales for which we do not record assets or liabilities related to these agreements until the product is purchased or sold. At September 30, 2014, such commitments included the following (volumes and dollars in thousands):

	Volume (Barrels)	Value
Fixed price purchases	270	$23,754
Fixed price sales	266	$25,699
Floating price purchases	23,225	$2,024,134
Floating price sales	29,590	$2,316,144
Certain of the commitments shown in the table above relate to agreements to purchase product from a counterparty and to sell a similar amount of product (in a different location) to the same counterparty. Many of the commitments shown in the table above are cancellable by either party, as long as notice is given within the time frame specified in the agreement (generally 30 to 120 days).
Our SemGas segment has a take or pay contractual obligation related to the fractionation of natural gas liquids. This obligation began in July 2011 and continues through June 2023, subsequent to the extension of the agreement in the second quarter of 2013. At September 30, 2014, approximately $25.8 thousand was due under the contract and the amount of future obligation is approximately $79.6 million. SemGas further has a take or pay contractual obligation related to pipeline transportation. This obligation began in April 2014 and continues through October 2015. The amount of future obligation is approximately $2.8 million. In addition, our SemGas segment enters into contracts under which we are responsible for marketing the majority of the gas and natural gas liquids produced by the counterparties to the agreements. During the three months and nine months ended September 30, 2014, the majority of SemGas’ revenues were generated from such contracts.

Critical Accounting Policies and Estimates
For disclosure regarding our critical accounting policies and estimates, see the discussion under the caption "Critical Accounting Policies and Estimates" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.

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
Commodity Price Risk
The table below outlines the range of NYMEX prompt month daily settle prices for crude oil and natural gas futures, and the range of daily propane spot prices provided by an independent, third-party broker for the three months and nine months ended September 30, 2014 and September 30, 2013 and the year ended December 31, 2013.

	Light Sweet Crude Oil Futures (Barrel)	Mont Belvieu (Non-LDH) Spot Propane (Gallon)	Henry Hub Natural Gas Futures (MMBtu)
Three Months Ended September 30, 2014
High	$105.34	$1.11	$4.46
Low	$91.16	$0.97	$3.75
High/Low Differential	$14.18	$0.14	$0.71

Three Months Ended September 30, 2013
High	$110.53	$1.19	$3.81
Low	$97.99	$0.86	$3.23
High/Low Differential	$12.54	$0.33	$0.58

Nine Months Ended September 30, 2014
High	$107.26	$1.70	$6.15
Low	$91.16	$0.97	$3.75
High/Low Differential	$16.10	$0.73	$2.40

Nine Months Ended September 30, 2013
High	$110.53	$1.19	$4.41
Low	$86.68	$0.79	$3.11
High/Low Differential	$23.85	$0.40	$1.30

Year Ended December 31, 2013
High	$110.53	$1.31	$4.46
Low	$86.68	$0.79	$3.11
High/Low Differential	$23.85	$0.52	$1.35

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
However, the SemGas segment has exposure to commodity price risk because of the nature of certain contracts for which our fee is based on a percentage of proceeds or index related to the prices of natural gas, natural gas liquids and condensate. Given current volumes, liquid recoveries and contract terms, we estimate the following sensitivities over the next twelve months:

•	A $0.10 per mcf change in natural gas price results in approximately a $1.0 million impact to Adjusted gross margin.

•	A $0.10 per gallon change in natural gas liquids prices (Conway and Mont Belvieu) results in approximately a $0.9 million impact to Adjusted gross margin.

•	A $10.00 per barrel change in condensate price results in approximately a $5.5 million impact to Adjusted gross margin.
The above sensitivities may be impacted by changes in contract mix, change in production or other factors which are outside of our control.
Additionally, based on our open derivative contracts at September 30, 2014, an increase in the applicable market price or prices for each derivative contract would result in a decrease in the contribution from these derivatives to our crude oil sales revenues. A decrease in the applicable market price or prices for each derivative contract would result in an increase in the contribution from these derivatives to our crude oil sales revenues. However, the increases or decreases in crude oil sales revenues we recognize from our open derivative contracts are substantially offset by higher or lower crude oil sales revenues when the physical sale of the product occurs. These contracts may be for the purchase or sale of crude oil or in markets different from the physical markets in which we are attempting to hedge our exposure, or may have timing differences relative to the physical markets. As a result of these factors, our hedges may not eliminate all price risks.
The notional volumes and fair value of our commodity derivatives open positions as well as the change in fair value that would be expected from a 10% market price increase or decrease is shown in the table below (in thousands):

	Notional Volume (Barrels)	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease	Settlement Date
Crude oil:
Futures contracts	567	$597	$(5,168)	$5,168	October 2014
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
Interest Rate Risk
We use variable rate debt and are exposed to market risk due to the floating interest rates on our credit facilities. Therefore, from time-to-time we may use interest rate derivatives to manage interest obligations on specific debt issuances. Our variable rate debt bears interest at LIBOR or prime, subject to certain floors, plus the applicable margin. At September 30, 2014, an increase in these base rates of 1%, above the base rate floors, would increase our interest expense by $0.3 million and $2.5 million for the three months and nine months ended September 30, 2014, respectively.

The average interest rates presented below are based upon rates in effect at September 30, 2014 and December 31, 2013. The carrying value of the variable rate instruments in our credit facilities approximate fair value primarily because our rates fluctuate with prevailing market rates.
The following table summarizes our debt obligations:

Liabilities	September 30, 2014	December 31, 2013
Short-term debt - variable rate	$0.0 million	$0.0 million
Average interest rate	0.00%	0.00%
Long-term debt - variable rate	$93.0 million	$315.0 million
Average interest rate	3.24%	2.28%
Long-term debt - fixed rate	$300.0 million	$300.0 million
Fixed interest rate	7.50%	7.50%
Long-term debt - fixed rate	$400.0 million	$0.0 million
Fixed interest rate	5.625%	0.00%
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
A 10% change in the average exchange rate during the three months and nine months ended September 30, 2014, would change operating income by $1.8 million and $5.2 million, respectively.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act), are effective as of September 30, 2014. This conclusion is based on an evaluation conducted under the supervision and participation of our Chief Executive Officer and Chief Financial Officer along with our management. Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2014, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For information regarding legal proceedings, see the discussion under the captions "Bankruptcy matters", "Other matters" and "Environmental" in Note 9 of our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated by reference into this Item 1.

Item 1A.	Risk Factors
There have been no material changes to the risk factors involving us from those previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Pursuant to our Plan of Reorganization, in 2009 we issued warrants to purchase shares of our Class A Common Stock, or at the election of the warrantholder, shares of our Class B Common Stock, to certain of our pre-petition creditors. For information regarding the exercise of warrants during the period beginning on July 1, 2014 and ending on October 2, 2014, see our Current Report in Form 8-K dated October 2, 2014, filed with the SEC on October 8, 2014.
For the period beginning on October 3, 2014 and ending on November 5, 2014, eight holders exercised warrants to purchase an aggregate of 602,403 shares of our Class A Common Stock. Seven of the holders elected to satisfy their obligation to pay the exercise price through "cashless exercise," whereby the number of shares to be issued to the holder is reduced, in lieu of a cash payment for the exercise price and one of the holders elected to pay the exercise price in cash. Accordingly, 408,285 shares of our Class A Common Stock were issued pursuant to such exercises. Such issuances were exempt from the registration requirements of the Securities Act pursuant to Section 1145 of the U.S. Bankruptcy Code.

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

Date: November 7, 2014	SEMGROUP CORPORATION

	By:	/s/ Robert N. Fitzgerald
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