Form 10-K
period 2014-12-31
SemGroup Corp
filed 2015-02-27
CIK 1489136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________
Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s Class A and Class B Common Stock held by non-affiliates at June 30, 2014, was $3,333,280,930, based on the closing price of the Class A Common Stock on the New York Stock Exchange on June 30, 2014.
At January 30, 2015, there were 43,825,556 shares of Class A Common Stock and 0 shares of Class B Common Stock outstanding.
______________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, in connection with the registrant’s Annual Stockholders’ Meeting to be held on May 14, 2015, are incorporated by reference into Part III of this Form 10-K.

SEMGROUP CORPORATION AND SUBSIDIARIES
FORM 10-K—2014 ANNUAL REPORT

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

•
Our ability to comply with the covenants contained in our credit agreements and the indentures governing our senior notes, including requirements under our credit agreements to maintain certain financial ratios;

•	The effect of our debt level on our future financial and operating flexibility, including our ability to obtain additional capital on terms that are favorable to us;

•	The ability of our subsidiary, Rose Rock Midstream, L.P., to make minimum quarterly distributions to its unitholders, including us;

•	The operations of NGL Energy Partners LP, which we do not control;

•	Any sustained reduction in demand for the petroleum products we gather, transport, process and store;

•	Our ability to obtain new sources of supply of petroleum products;

•	Our failure to comply with new or existing environmental laws or regulations or cross border laws or regulations;

•	The possibility that the construction or acquisition of new assets may not result in the anticipated revenue increase;

•	Changes in currency exchange rates;

•	A cyber attack involving our information systems and related infrastructure, or that of our business associates;

•	The risks and uncertainties of doing business outside of the U.S., including political and economic instability and changes in local government laws, regulations and policies; and

•	The possibility that our hedging activities may result in losses or may have a negative impact on our financial results.
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

Industry Overview
We move and store petroleum products throughout the U.S., Canada, Mexico and the U.K. We provide gathering, transportation, storage, distribution, marketing and other midstream services to producers and refiners of petroleum products. The market we serve, which begins at the point of purchase at the source of production and extends to the point of distribution to the end-user customer, is commonly referred to as the “midstream” market. The midstream market acts as a bridge between energy producers and energy end-users. We focus on providing these services, using our asset base and distribution, processing and marketing expertise to provide our customers with a stable source of supply and market access for their petroleum products.
Crude Oil Midstream Market
Our crude oil business operates primarily in Colorado, Kansas, Louisiana, Montana, New Mexico, North Dakota, Ohio, Oklahoma, Texas and Wyoming where there is extensive crude oil production. Our assets include gathering systems in and around producing fields and transportation pipelines and trucks carrying crude oil to logistic hubs, such as the Cushing Interchange, where we have terminalling and storage facilities that our customers use to manage the delivery of crude oil.
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
Overview of Cushing Interchange
The Cushing Interchange is one of the largest crude oil marketing hubs in the U.S. and is the designated point of delivery specified in NYMEX crude oil futures contracts. With aggregate shell capacity of 85 million barrels, the Cushing Interchange has multiple inbound and outbound pipeline interconnections. As the NYMEX delivery point and a cash market hub, the Cushing Interchange serves as a significant source of refinery feedstock for Midwest refiners and plays an important role in establishing and maintaining markets for many varieties of crude oil.
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
Mexican Asphalt Industry
Mexico’s highway infrastructure is comprised of three main components: the federal network (which includes both toll and toll-free roads), the regional network and the rural network. The federal road system is the responsibility of the Mexican Transport and Communications Ministry ("SCT"), while the regional and rural networks are the responsibility of state governments. These networks help establish the annual demand for asphalt. Asphalt demand can increase, or decline, at a pace comparable to the level of on-going highway expansion and maintenance projects. Such projects rely on the availability of government concessions, continued public-private partnership undertakings and locally funded ventures.
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
Our Property, Plant and Equipment
Assets include:

•	the 2% general partner interest and a 55.2% limited partner interest in Rose Rock Midstream, L.P. ("Rose Rock"), a publicly traded master limited partnership, which owns:

◦
an approximately 570-mile crude oil pipeline network in Kansas and Oklahoma and a crude oil storage facility in Cushing, Oklahoma with a capacity of 7.6 million barrels, of which 6.5 million barrels are leased to customers and 1.1 million barrels are used for crude oil operations, blending and marketing activities;

◦
a 51% ownership interest in White Cliffs Pipeline, L.L.C ("White Cliffs"), which owns a pipeline system that runs 527 miles, consisting of two 12-inch common carrier, crude oil pipelines running from Platteville, Colorado to Cushing, Oklahoma (the "White Cliffs Pipeline"), that Rose Rock operates;

◦
a 50% ownership interest in Glass Mountain Pipeline, LLC ("Glass Mountain"), which owns a 210-mile crude oil pipeline in western and north central Oklahoma (the "Glass Mountain Pipeline") that is operated by Rose Rock;

◦
a sixteen-lane crude oil truck unloading facility with 230,000 barrels of associated storage capacity in Platteville, Colorado which connects to the origination point of the White Cliffs Pipeline. An additional four bays and 105,000 barrels of storage are currently under construction. Ten additional bays are currently in the initial design phase;

◦
a 75-mile crude oil gathering system with 210,000 barrels of operational storage connected to our Platteville, Colorado crude oil terminal and the origination point of the White Cliffs Pipeline. An additional 150,000 barrels of storage is currently under construction;

◦	a 17-mile crude oil pipeline, with an additional 3 miles under construction, that connects our Platteville, Colorado crude oil terminal to the Tampa, Colorado crude oil market; and

◦	a crude oil trucking fleet of over 255 transport trucks and 275 trailers;

•	5.7 million common units of NGL Energy Partners LP ("NGL Energy") and an 11.78% interest in NGL Energy Holdings LLC, the general partner of NGL Energy;

•	approximately 1,980 miles of natural gas and NGL transportation, gathering and distribution pipelines in Kansas, Oklahoma, Texas and Alberta, Canada;

•	8.7 million barrels of owned multi-product storage capacity located in the U.K.;

•	14 asphalt cement terminals and modification facilities, one toll manufacturing facility and one portable rail unloading facility in Mexico;

•	majority interest in four natural gas processing plants located in Alberta, Canada, with a combined operating capacity of 695 million cubic feet per day; and

•	four natural gas processing plants located in the U.S., with 388 million cubic feet per day of capacity.
We believe that the variety of our petroleum product assets creates opportunities for us and our customers that avoid seasonal fluctuations of less diverse businesses.
Recent Developments:
Rose Rock Class A Units Convert to Common Units

On January 1, 2015, certain operational targets were achieved by White Cliffs and all 3,750,000 Class A units of Rose Rock held by SemGroup were converted to common units. The conversion did not impact the total number of Rose Rock's outstanding units representing limited partner interests.
Trucking Incident
On January 15, 2015, two related motor vehicle accidents occurred in Dimmit County, Texas, involving a Rose Rock crude oil transport truck resulting in six fatalities and multiple injuries.

We have substantial insurance coverage for expenses related to the incident including:

•	General liability coverage with limits of $250 million per occurrence and deductibles of $250 thousand per occurrence; and

•	Workers’ compensation coverage with statutory limits and deductibles of $250 thousand per occurrence.
Contribution of the Wattenberg Oil Trunkline and an Interest in Glass Mountain

        On February 13, 2015, we contributed the Wattenberg Oil Trunkline and a 50% interest in Glass Mountain to Rose Rock for cash and equity valued at approximately $325 million.

Rose Rock Subordinated Units Convert to Common Units

On February 17, 2015, certain targets specified in Rose Rock’s partnership agreement were achieved and all 8,389,709 subordinated units of Rose Rock held by SemGroup were converted to common units. The conversion did not impact the total number of Rose Rock’s outstanding units representing limited partner interests.
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
Crude
Crude’s business operations are conducted through its 2% general partner interest and a 55.2% limited partner interest in Rose Rock and Rose Rock's 51% ownership interest in White Cliffs and 50% ownership interest in Glass Mountain. These operations include crude oil transportation, storage, terminalling, gathering and marketing in Colorado, Kansas, Louisiana, Montana, New Mexico, North Dakota, Ohio, Oklahoma, Texas and Wyoming for third-party customers as well as for itself.
Assets and Operations
Cushing Storage. Rose Rock owns and operates 31 crude oil storage tanks in Cushing with an aggregate storage capacity of approximately 7.6 million barrels, of which 6.5 million barrels are leased to customers and 1.1 million barrels are used for crude oil operations, blending and marketing activities. Our storage terminal has a combined capacity to deliver 480,000 barrels of crude oil per day, and has inbound connections with the White Cliffs Pipeline from Platteville, Colorado, the Great Salt Plains Pipeline from Cherokee, Oklahoma, the Cimarron Pipeline from Boyer, Kansas, our Kansas and Oklahoma gathering system and two-way interconnections with all of the other major storage terminals in Cushing, the delivery point specified in crude oil futures contracts traded on the NYMEX.
Kansas and Oklahoma Pipeline.  Rose Rock owns and operates an approximately 570-mile crude oil gathering and transportation pipeline system and over 630,000 barrels of associated storage in Kansas and Northern Oklahoma. This system gathers crude oil from throughout the region and delivers it to third-party pipelines, refineries and the Cushing terminal, thereby providing our customers with multiple delivery options.
Crude Oil Trucking Fleet. Rose Rock owns and operates a crude oil trucking fleet of over 255 transport trucks and 275 trailers providing transportation services in Colorado, Kansas, Louisiana, New Mexico, North Dakota, Ohio, Oklahoma, Texas and Wyoming, as well as a take-or-pay customer transportation agreement.
Bakken Shale. Rose Rock conducts crude oil gathering, storage, transportation and marketing in the Bakken Shale area in Western North Dakota and Eastern Montana. Rose Rock purchases crude oil at the wellhead and transports and markets it to customers, historically at the crude oil marketing hub in Clearbrook, Minnesota.
Platteville Facility. Rose Rock owns and operates a sixteen-lane crude oil truck unloading facility in Platteville, Colorado, which connects to the origination point of the White Cliffs Pipeline. The facility includes storage capacity of 230,000. An additional four bays and 105,000 barrels of storage are under construction. Ten additional bays are in the initial design phase.
Wattenberg Oil Trunkline. Rose Rock owns a new crude oil gathering system in the DJ Basin called the Wattenberg Oil Trunkline. It is a 75-mile, 12-inch diameter pipeline with 210,000 barrels of operational storage extending north from Rose Rock's Platteville Station, the origin point of the White Cliffs Pipeline. An additional 150,000 barrels of associated storage are currently under construction. The pipeline connects Noble Energy, Inc.'s crude oil production area and includes truck unloading facilities. Noble Energy, Inc. has entered into a long-term agreement to use the assets.
White Cliffs Pipeline. Rose Rock owns 51% of White Cliffs, which owns the White Cliffs Pipeline, a pipeline that consists of two 527-mile, 12-inch common carrier, crude oil pipelines, which Rose Rock operates, that originates in Colorado and terminates in Cushing, Oklahoma. The White Cliffs Pipeline has a capacity of approximately 150,000 barrels of crude oil per day.
The other 49% of White Cliffs is owned as follows: 35.5% by Plains Pipeline, L.P., 10% by Anadarko Wattenberg Company, LLC (“AWC”), and 3.5% by Samedan Pipe Line Corporation (“Noble Energy”). AWC and Noble Energy have each entered into throughput agreements with us for the shipment of their product on the White Cliffs Pipeline. (See Note 5 of our consolidated financial statements beginning on page F-1 of this Form 10-K for additional information.)
Glass Mountain Pipeline. Rose Rock and NGL Energy each have a 50% interest in a joint venture named Glass Mountain, which owns and operates the Glass Mountain Pipeline, a 215-mile pipeline in western and north central Oklahoma. The Glass Mountain Pipeline has a capacity of approximately 140,000 barrels per day, 440,000 barrels of intermediate storage and can deliver crude oil to a one million barrel storage facility at NGL Energy's terminal in Cushing, Oklahoma. The Glass Mountain Pipeline is operated by Rose Rock. Chesapeake Energy entered into a long-term transportation agreement with Glass Mountain which provided the economic incentive to construct the pipeline.
Revenue and Marketing
A majority of Crude’s revenue is generated from fee-based contractual arrangements that, in some instances, are fixed and not dependent on usage. In addition, Crude generates revenue from limited marketing activities. Crude's marketing activities include purchasing crude oil for its own account from producers and aggregators and selling crude oil to traders and refiners.
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
Assets and Operations
The SemStream segment consists of SemGroup's ownership interest in NGL Energy, a master limited partnership, publicly traded on the New York Stock Exchange as "NGL", and its ownership interest in NGL Energy Holdings LLC, the general partner of NGL Energy. This segment has no other significant assets or operations.
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
Revenue and Marketing
SemCAMS generates revenue from the processing plants through volumetric fees for services under contractual arrangements with working interest owners and third-party customers and the pass through of certain operating costs. SemCAMS does not have direct exposure to commodity prices. In addition, SemCAMS generates fee-based revenue from volume throughput on its pipelines. SemCAMS’ customers include producers of varying sizes.
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

Assets and Operations
SemMexico currently operates an in-country network of 14 asphalt cement terminals and modification facilities, one toll manufacturing facility and one portable rail unloading facility. SemMexico’s national technical center and headquarters are located in the city of Puebla.
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
Market and Competitive Strengths
SemMexico is a leader in asphalt pavement technologies and capabilities. It is the only liquid asphalt cement company with a national footprint in Mexico. These factors have resulted in a long-term supply relationship with Pemex and long-term business relationships with its customers. SemMexico is exposed to market risk, such as the sustainability of road construction and maintenance funds from the Mexican government. However, we believe that SemMexico’s significant market position, reputation, technology and long-term relationships with suppliers and customers are strategic strengths.
SemGas
SemGas provides natural gas gathering and processing services. It has gathering and processing plants and assets in Kansas, Oklahoma and Texas. SemGas aggregates gas supplies from the wellhead and provides various services to producers that condition the wellhead gas production for downstream markets.
Assets and Operations
SemGas currently owns and operates approximately 1,400 miles of gathering pipelines in Kansas, Oklahoma and Texas. SemGas has three plant facilities in Northern Oklahoma with a combined processing capacity of approximately 365 million cubic feet per day. A fourth plant with a capacity of 200 million cubic feet per day is under construction and is expected to be completed in the third quarter of 2015. This area, also called the Mississippi Lime Play, has emerged as a key crude oil play with associated gas. There are approximately 655,000 acres dedicated to SemGas from several area producers in the Mississippi Lime Play. SemGas also has a processing plant located in Sherman, Texas, with a processing capacity of 23 million cubic feet per day. A project is underway which will expand the processing capacity of this plant by 35 million cubic feet per day. This project is expected to be completed in the third quarter of 2015.
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
Market and Competitive Strengths
SemGas’ gathering and processing volumes can be impacted by market demand for the products it handles, as well as the price for crude oil, because the Mississippi Lime Play is primarily a crude oil play with associated natural gas and natural gas liquids. Gathering and processing activities are also reliant on continued drilling and production activity by producers in our areas of operation.
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
Regulation of U.S. Transportation Operations
Interstate Transportation
The White Cliffs Pipeline is subject to regulation by the Federal Energy Regulatory Commission ("FERC") because it is a common carrier pipeline that transports crude oil in interstate commerce. Under the Interstate Commerce Act ("ICA") and the rules and regulations promulgated under those laws, tariff rates for interstate service on common carrier oil pipelines, including such pipelines that transport crude oil and petroleum products, must be just and reasonable and must not be unduly discriminatory or confer any undue preference upon any shipper. FERC regulations require that transportation rates and terms and conditions of service be filed with FERC and posted publicly.
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
Department of Transportation
Interstate pipelines and certain intrastate pipelines are subject to regulation by the Department of Transportation (the “DOT”) and the Pipeline Hazardous Materials Safety Administration ("PHMSA") with respect to the design, construction, operation and maintenance of the pipeline systems. The PHMSA routinely conducts audits of the regulated assets and we must make certain records and reports available to the PHMSA for review as required by the Secretary of Transportation. In some states, the PHMSA has given a state agency authority to assume all or part of the regulatory and enforcement responsibility over the intrastate assets. The majority of our pipelines are regulated by the PHMSA.

Trucking Regulation
Through our ownership interest in Rose Rock, we operate a fleet of trucks to transport crude oil. We are licensed to perform both intrastate and interstate motor carrier services and are subject to certain safety regulations issued by the DOT. These regulations include both those concerning the transportation of hazardous materials under the PHMSA, as well as those under the Federal Motor Carrier Safety Administration ("the FMCSA"). DOT regulations cover, among other things, driver operations, maintaining log books, truck manifest preparations, the placement of safety placards on the trucks and trailer vehicles, drug and alcohol testing, safety of operation and equipment and many other aspects of truck operations.
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
New Control of Major Accident Hazards (COMAH) Regulations will come into force in the U.K. on June 1, 2015. The main COMAH duties will stay the same as now but there are some important changes particularly on how dangerous substances are classified and information that has to be made available to the public.
The Maritime Security is regulated by Department for Transport. SemLogistics has to ensure appropriate measures and people are in place to comply with the International Ship and Port Facility Security Code (ISPS), which sets out maritime security standards, established by the International Maritime Organization (IMO). These standards are enforced through the Ship and Port Security Regulations (2004).
Regulation of Mexican Operations
SemMexico is primarily engaged in the purchasing, production, modification, storage and distribution of liquid asphalt cement products throughout Mexico. These activities are subject to compliance with environmental laws and regulations under Mexican technical “Official Standards” and other provisions that establish requirements. Companies are required to obtain, from the federal, state and municipal authorities, the relevant permits and authorizations to construct and operate asphalt modification plants and carry out the activities described above.
Mexico’s Ministry of Communications and Transportation has published several construction standards establishing the specifications required for pavement surfaces conditions and asphalt products in connection with infrastructure projects, as well as certain manuals identifying the procedures for verifying compliance therewith. SemMexico's products are in compliance with all standards.
Mexico imposes similar requirements to those in the U.S. concerning water management, water resources and the protection of water quality. SemMexico is currently in compliance with all such requirements.
Certain operations in Mexico require an air emissions license and reporting on a yearly basis the stack emissions to state environmental agencies. Mexico has national, state and local laws which regulate releasing hazardous substances or solid wastes into soils, groundwater and surface water. These regulations include taking measures to prevent and control pollution as well as the handling of hazardous waste. SemMexico is currently in compliance with all such air and hazardous materials and waste requirements.
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
On December 15, 2009, the U.S. Environmental Protection Agency (the “EPA”), issued a notice of its final finding and determination that emissions of CO2, methane, and other GHGs present an endangerment to public health and the environment because emissions of such gases contribute to warming of the earth’s atmosphere and other climatic changes. This final finding and determination allows the EPA to begin regulating GHG emissions under existing provisions of the Clean Air Act. Accordingly, the EPA has adopted regulations that require a reduction in emissions of GHGs from motor vehicles and also trigger permit review for GHG emissions from certain stationary sources. In addition, the EPA issued a final rule, effective in December 2009, requiring the reporting of GHG emissions from specified large GHG emission sources in the U.S., beginning in 2011 for emissions occurring in 2010 (EPA’s Greenhouse Gas Reporting Program). On November 30, 2010, the EPA issued new GHG reporting requirements for upstream petroleum and natural gas systems ("Subpart W"), which were added to the EPA’s GHG Reporting Rule. Facilities containing petroleum and natural gas systems that emit 25,000 metric tons or more of CO2 equivalent per year are required to report annual GHG emissions to the EPA. Subpart W has subsequently been amended five times and amendments that would, in part, require reporting for additional sources and affect the confidentiality of certain reported information, are currently pending. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such new federal, state or regional restrictions on emissions of CO2 that may be imposed in areas in which we conduct business could also have an adverse effect on our cost of doing business and demand for the petroleum products we gather, process, transport, store, distribute and market.
Canada does not currently have any federal legislation pending relating to the regulation of GHG emissions from the oil and gas industry. While the government has not indicated a date on when any such regulation may come into force, it is part of the overall federal climate change plan. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur additional costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the petroleum products we gather, treat or otherwise handle in connection with our services.
Although Canada has not enacted federal GHG legislation for the oil and gas industry, the province of Alberta has set GHG baselines for all large GHG emitters that were in operation in the year 2000 in the province (which includes several of SemCAMS' facilities) based on 2003-2005 data, and required a reduction of 12% in GHG emissions intensity for each facility compared to its baseline. SemCAMS has been required to file provincial GHG emissions reports annually since 2003 for its three large gas plants.  Companies can meet this obligation through improvements to their operations, by purchasing Alberta-based credits, by contributing to the Climate Change and Emissions Management Fund (CAD $15 per tonne) or any combination thereof.  The regulation setting out GHG compliance costs in Alberta has been extended through to June 30, 2015. All GHG costs paid by SemCAMS are recovered by allocation to the producers based on fuel gas use and CO2 composition in the inlet gas. Failure to comply with the regulation will result in a fine of $200 for every tonne of CO2 by which the total release of specified gases exceeds the net emissions intensity limit for the facility. Legislation to further lower the current reporting limit is pending which, if enacted, would require additional SemCAMS facilities to file provincial GHG emissions reports annually.
Mexico's Ministry of the Environment and Natural Resources in June of 2012 released the Climate Change Law with the objective to regulate greenhouse gases emissions.
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
Employees
As of December 31, 2014, we had approximately 1,080 employees, including approximately 540 employees outside the U.S. in Canada, Mexico and the U.K. Approximately 130 of our employees in Canada and Mexico are represented by labor unions and subject to collective bargaining agreements governing their employment with us. Of that number, approximately 70 employees have collective bargaining agreements that renew annually and approximately 60 have collective bargaining agreements that expire in January 2016. We have never had a labor related work stoppage and believe our employee relations are good.

Item 1A.	Risk Factors
Our business faces many risks. We believe the risks described below identify the material risks we face. However, the risks described below may not be the only risks we face. Additional unknown risks, or risks that we currently consider immaterial, may also impair our business operations. If any of the events or circumstances described below actually occurs, our business, financial condition or results of operations could suffer, and the trading price of our shares of Class A Common Stock could decline significantly. Investors should consider the specific risk factors discussed below, together with other information contained in this report on Form 10-K and the other documents that we will file from time to time with the SEC.
Risks Related to Our Business
The instruments governing our indebtedness contain various covenants limiting the conduct of our business.
Our credit agreements and the indentures governing our 7.5% senior notes and 5.625% senior notes contain various restrictive covenants that limit the conduct of our business and our credit agreements require us to maintain certain financial ratios. These covenants and restrictions limit our ability to respond to changing business and economic conditions and may prevent us from engaging in transactions that might otherwise be considered beneficial to us. In particular, these agreements place certain limits on our ability to, among other things:

•	incur additional indebtedness;

•	incur liens;

•	enter into sale and lease back transactions;

•	make investments;

•	pay dividends or distributions;

•	make certain restricted payments;

•	consummate certain asset sales;

•	enter into certain transactions with affiliates; and

•	merge, consolidate and/or sell or dispose of all, or substantially all, of our assets.
If we fail to comply with the restrictions in our credit agreements or the indentures governing our 7.5% senior notes and 5.625% senior notes or any other subsequent financing agreements, a default may allow the creditors, if the agreements so provide, to accelerate the related indebtedness as well any other indebtedness to which a cross-acceleration or cross-default provision applies. If that occurs, we may not be able to make all of the required payments or borrow sufficient funds to refinance such debt. Even if new financing were available at that time, it may not be available on terms acceptable to us.
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
Our indebtedness could limit our flexibility, adversely affect our financial health and prevent us from making payments on such indebtedness.
Our substantial indebtedness could have important consequences to you. For example, it could:

•	make it difficult for us to satisfy our obligations with respect to our indebtedness;

•	make us more vulnerable to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow for operations and other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and industry in which we operate; and

•	place us at a competitive disadvantage compared to competitors that may have proportionately less indebtedness.
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
One of the ways we intend to continue to grow our business is through the construction of new assets. The construction of additions or modifications to our existing systems and of new assets involves numerous regulatory, environmental, political and legal uncertainties beyond our control. In addition, the construction of additions to our existing gathering and transportation assets may require us to obtain new rights-of-way prior to constructing new pipelines. We may be unable to obtain such rights-of-way to connect new petroleum product supplies to our existing gathering lines or capitalize on other attractive expansion opportunities. Additionally, it may become more expensive for us to obtain new rights-of-way or to renew existing rights-of-way. If the cost of renewing or obtaining new rights-of-way increases, or if we lose our existing rights-of-way through our inability to renew right-of-way contracts or otherwise, our results of operations, cash flows and financial condition could be adversely affected.
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
Our business involves many hazards and operational risks, some of which may not be covered by insurance.
Leaks and other releases of hydrocarbons are possible in operations involving pipelines and tanks. Other possible operating risks include:

•	the breakdown or failure of equipment, information systems or processes;

•	the performance of equipment at levels below those originally intended (whether due to misuse, unexpected degradation or design, construction or manufacturing defects);

•	failure to maintain adequate inventories of spare parts;

•	operator error;

•	labor disputes;

•	disputes with interconnected facilities and carriers; and

•	catastrophic events such as natural disasters, fires, explosions, fractures, acts of terrorism and other similar events, many of which are beyond our control.
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
As part of our business strategy, we have expanded our operations through acquisitions and may continue to do so. We cannot accurately predict the timing, size and success of our acquisition efforts. We may be unable to identify attractive acquisition candidates, negotiate acceptable purchase terms or obtain financing for these acquisitions on economically acceptable terms or because we are outbid by competitors. If we are unable to successfully acquire new businesses or assets, our future growth may be limited.
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
Pursuant to the Pipeline Safety Improvement Act of 2002, as reauthorized and amended by the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006, the DOT, through the PHMSA, has adopted regulations requiring pipeline operators to develop and implement integrity management programs for pipelines located where a leak or rupture could do the most harm in “high consequence areas,” including high population areas, areas that are sources of drinking water, ecological resource areas that are unusually sensitive to environmental damage from a pipeline release and commercially navigable waterways, unless the operator effectively demonstrates, by risk assessment, that the pipeline could not affect the area. The integrity management regulations require operators, including us, to:

•	perform on-going assessments of pipeline integrity on a recurring frequency schedule;

•	identify and characterize applicable potential threats to pipeline segments that could impact a high consequence area;

•	improve data collection, integration and analysis;

•	repair and remediate the pipeline as necessary; and

•	implement preventive and mitigating actions.
In addition, states have adopted regulations similar to existing DOT regulations for intrastate gathering and transmission lines. We currently estimate that we will incur an aggregate cost of approximately $6.5 million during 2015 to implement necessary pipeline integrity management program testing along certain segments of our pipelines required by existing DOT and state regulations. This estimate does not include the costs, if any, of any repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the testing program, which costs could be substantial. At this time, we cannot predict the ultimate cost of compliance with these regulations, as the cost will vary significantly depending on the number and extent of any repairs found to be necessary as a result of the pipeline integrity testing. We will continue our pipeline integrity testing programs on an on-going basis to assess and maintain the integrity of our pipelines. The results of these tests could cause us to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operations of our pipelines and, consequently, result in a reduction in our revenue and cash flows from shutting down our pipelines during the pendency of such repairs or upgrades.
The Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 is due for re-authorization in 2015 and there are provisions in the Act of 2011 which could result in the promulgation of additional rules and regulations. There could be changes to the pipeline safety laws and regulations that could require us to pursue additional capital projects or conduct maintenance programs on an accelerated basis which could result in increased operating costs that could be significant and have a material adverse effect on our financial position or results of operations.
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
To the extent that we desire to sell any of the NGL Common Units, our ability to sell units could be severely limited, both as to timing and amount, as a result of factors beyond our control. Also, the market price of the NGL Common Units may decline substantially before we sell the units.
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
Our trucking fleet operations are subject to the Federal Motor Carrier Safety Regulations which are enacted, reviewed and amended by the FMCSA. Our fleet currently has an "acceptable" safety rating; however, if our safety rating were downgraded to "unsatisfactory", our business and results of operations could be adversely affected.
All federally regulated carriers safety ratings are measured through a program implemented by the FMCSA known as the Compliance Safety Accountability ("CSA") program. The CSA program measures a carrier's safety performance based on violations observed during roadside inspections as opposed to compliance audits performed by the FMCSA. The quantity and severity of any violations are compared to a peer group of companies of comparable size and annual mileage. If a company rises above a threshold established by the FMCSA, it is subject to action from the FMCSA. There is a progressive intervention strategy that begins with a company providing the FMCSA with an acceptable plan of corrective action that the company will implement. If the issues are not corrected, the intervention escalates to on-site compliance audits and ultimately an "unsatisfactory" rating and the revocation of the company's operating authority by the FMCSA could have an adverse effect on our business, results of operations and financial condition.
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

•
federal and comparable state and foreign laws that regulate the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us or at locations to which our hazardous substances have been transported for disposal; and

•
federal and comparable state and foreign laws that regulate discharges from our facilities require spill protection planning and preparation and set requirements for other actions for protection of waters.

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
The EPA has published its findings that emissions of GHGs are an endangerment to public health and the environment because such gases are contributing to the warming of the earth's atmosphere and other climatic changes. The EPA adopted regulations under existing provisions of the federal Clean Air Act that require entities that produce certain gases to inventory, monitor and report such gases. Additionally, the EPA adopted rules to regulate GHG emissions through construction and operating permit programs. A number of state and regional efforts have also emerged which are intended to address climate issues.
Canada does not currently have any federal legislation pending relating to the regulation of GHG emissions from the oil and gas industry. New federal regulations creating GHG performance standards for the transportation sector and for coal-fired electricity generation were introduced in 2012. The federal government has indicated that one of the next sectors that will be targeted by similar regulations will be the oil and gas industry. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur additional costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the petroleum products we gather, treat or otherwise handle in connection with our services.
Although Canada has not enacted federal GHG legislation for the oil and gas industry, the province of Alberta has developed legislation regarding GHG emissions. The Specified Gas Emitters Regulation (SGER) requires large-emitting, established facilities (those that were in operation in the year 2000 that emit more than 100,000 tonnes of GHGs per year; includes several of SemCAMS' facilities) to reduce their emissions intensity by 12% below a 2003 to 2005 baseline. Alberta's intensity-based system focuses on improved production efficiency. GHG emissions are allowed to increase from year to year as a facility expands as long as the facility can successfully reduce the amount of GHGs per unit of production. Further limitations may be imposed in the future which could require additional SemCAMS' facilities to have to file annual GHG emissions reports, or which could increase the costs of compliance for SemCAMS' facilities.
Regulatory actions by the EPA or the passage of new climate change laws or regulations could result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls on our facilities and (iii) administer and manage our GHG compliance program. If we are unable to recover or pass through our costs to comply with such requirements, it could have a material adverse effect on our results of operations and financial condition. Further, climate change and GHG regulation could reduce demand for our services.
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
We have become more reliant on technology to help increase efficiency in our business. We use numerous technologies to help run our operations, and this may subject our business to increased risks. Any cyber security attack that affect our facilities, our customers and any financial data could have a material adverse effect on our business. In addition, a cyber attack on our customer and employee data may result in a financial loss, including potential fines for failure to safeguard data, and may negatively impact our reputation. Third-party systems on which we rely could also suffer system failure. Any of these occurrences could disrupt our business, result in potential liability or reputational damage or otherwise have an adverse effect on our financial results.
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
One of the ways we intend to continue to grow our business is through the construction of new assets. If we undertake such projects, they may not be completed on schedule or at the budgeted cost or at all. Moreover, our revenue may not increase immediately, or at all, upon the expenditure of funds on a particular project. For instance, if we expand a pipeline, the construction may occur over an extended period of time and we may not receive any material increases in revenue until the project is completed. Moreover, we may construct facilities to capture anticipated future growth in production in a region in which such growth does not materialize. Since we are not engaged in the exploration for, and the development of, natural gas and crude oil reserves, we do not possess reserve expertise and we often do not have access to third-party estimates of potential reserves in an area prior to constructing facilities in such area. To the extent we rely on estimates of future production in our decision to construct additions to our system, such estimates may prove to be inaccurate because of numerous uncertainties inherent in estimating quantities of future production. As a result, new facilities may not be able to attract enough throughput to achieve our expected investment return, which could adversely affect our results of operations, cash flows and financial condition.
We may not be able to renew or replace expiring storage and transportation contracts.
We have significant exposure to market risk at the time our existing storage and transportation contracts expire and are subject to renegotiation and renewal. The extension or replacement of existing contracts depends on a number of factors beyond our control, including:

•	the level of existing and new competition to provide storage and transportation services to our markets;

•	the macroeconomic factors affecting crude oil storage and transportation economics for our current and potential customers;

•	the balance of supply and demand, on a short-term, seasonal and long-term basis, in our markets;

•	the extent to which the customers in our markets are willing to contract on a long-term basis; and

•	the effects of federal, state or local regulations on the contracting practices of our customers.
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
Various federal, state and local initiatives are underway to investigate or regulate hydraulic fracturing which involves the pressurized injection of water, chemicals and other substances into rock formations to stimulate hydrocarbon production. The adoption of new laws or regulations imposing additional permitting, disclosures, restrictions or costs related to hydraulic fracturing could make drilling certain wells less economically attractive. As a result, the volume of crude oil and natural gas we gather, transport and store for our customers could be substantially reduced which could have an adverse effect on our business, results of operations, financial condition and ability to pay dividends to our stockholders.
Risks Related to Our Class A Common Stock
Our Class A Common Stock may experience significant price and volume fluctuations.
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
For information regarding legal proceedings, see the discussion under the captions "Bankruptcy matters", "Dimmit County, TX Claims", "Other matters" and "Environmental" in Note 17 of our consolidated financial statements beginning on page F-1 of this Form 10-K, which information is incorporated by reference into this Item 3.

Item 4.	Mine Safety Disclosures
Not applicable.

Executive Officers of the Registrant
Our executive officers are elected annually by, and serve at the discretion of, our Board of Directors. Set forth below is information concerning our executive officers.

Name	Age	Position
Carlin G. Conner	47	President and Chief Executive Officer and Director
Robert N. Fitzgerald	55	Senior Vice President and Chief Financial Officer
Candice L. Cheeseman	58	General Counsel and Secretary
Timothy R. O’Sullivan	58	Vice President, Corporate Planning and Strategic Initiatives
Peter L. Schwiering	70	Vice President and President of Rose Rock Midstream Crude, L.P.

Carlin G. Conner. Mr. Conner has served as President and Chief Executive Officer and a Director of SemGroup since April 2014. He has also served as Chairman of the Board of Directors, President and Chief Executive Officer of our subsidiary Rose Rock Midstream GP, LLC, the general partner of Rose Rock, since April 2014. From June 2012 until March 2014, Mr. Conner served as managing director of Oiltanking GmbH, an independent worldwide storage provider of crude oil, refined petroleum products, liquid chemicals and gases. He served as a member of the board of directors of the general partner of Oiltanking Partners, L.P., a publicly traded master limited partnership engaged in independent terminaling, storage and transportation of crude oil, refined petroleum products and liquefied petroleum gas (“Oiltanking Partners”), from March 2011 until March 2014, and was elected chairman in July 2011 in connection with the completion of Oiltanking Partners’ initial public offering. Mr. Conner also served as president and chief executive officer of Oiltanking Partner’s general partner from March 2011 to November 2012 and as president and chief executive officer of Oiltanking Holding Americas, Inc., a wholly owned subsidiary of Oiltanking GmbH from July 2006 to November 2012.  Previously, from 2003 to 2006, he worked at Oiltanking GmbH’s corporate headquarters in Hamburg, Germany, where he was responsible for international business development and sat on the boards of several Oiltanking GmbH ventures. He joined Oiltanking Houston, L.P. in 2000. He began his career at GATX Terminals Corporation and served in various roles, including operations and commercial management. Mr. Conner served on the board of directors of NGL Energy Holdings LLC, the general partner of NGL Energy Partners LP, from April 2014 to October 2014. He graduated from McNeese State University with a Bachelor of Science degree in environmental science.

Robert N. Fitzgerald. Mr. Fitzgerald joined SemGroup in November 2009 and serves as SemGroup’s Senior Vice President and Chief Financial Officer. Mr. Fitzgerald has served as the Senior Vice President and Chief Financial Officer and a director of Rose Rock Midstream GP, LLC since August 2011. Prior to joining SemGroup, Mr. Fitzgerald served as chief financial officer from February 2008 to November 2009 of Windsor Energy Group, a private independent oil and gas exploration and development company. He has also served from December 2006 until February 2008 as executive vice president of LinkAmerica Corp. and from January 2003 until December 2006 as chief operating officer and chief financial officer of Arrow Trucking Company, both commodity transportation companies. From January 2000 until January 2003, he served as vice president, finance of Williams

Communications Group, a global communication company. Prior to that, Mr. Fitzgerald was with BP Amoco and Amoco Corporation for 20 years, working in various financial and operations positions in Tulsa, Oklahoma; Houston, Texas; Denver, Colorado; and Chicago, Illinois. Mr. Fitzgerald is currently a member of the American Institute of Certified Public Accountants, the Institute of Management Accountants and the Institute of Internal Auditors. He is a certified public accountant.

Candice L. Cheeseman. Ms. Cheeseman joined SemGroup in February 2010 and serves as SemGroup’s General Counsel and Secretary. Ms. Cheeseman has served as the General Counsel and Secretary of Rose Rock Midstream GP, LLC since August 2011. Prior to joining SemGroup Corporation, Ms. Cheeseman served as general counsel of Global Power Equipment Group Inc., a comprehensive provider of power generation equipment and maintenance services for energy customers, since May 2004. In September 2006, Global Power Equipment Group Inc. and its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. Global Power Equipment Group and its subsidiaries emerged from bankruptcy protection in January 2008. Prior to Global Power, she was employed by WilTel Communications Group, an internet, data, voice and video service provider, where she served in a variety of capacities, including general counsel and secretary, commencing in November 2002. Ms. Cheeseman has been a practicing attorney for two decades serving in various capacities for Williams Communications, Marriott International and law firms in the Washington D.C. area.
Timothy O’Sullivan. Mr. O’Sullivan serves as Vice President, Corporate Planning and Strategic Initiatives of SemGroup, a position he has held since April 2010. From February 2005 until April 2010, he served as President and Chief Operating Officer of SemGas, L.P. Mr. O’Sullivan has served as the Vice President and a director of Rose Rock Midstream GP, LLC since August 2011. From 2001 until joining SemGroup Corporation, Mr. O’Sullivan worked for Williams Power Company where he was director of global gas and power origination. He was previously employed with Koch Industries, Inc. for 19 years where he served in various capacities in its natural gas division, including business development, marketing and trading, and executive management. Mr. O’Sullivan began his career as a staff accountant for Main Hurdman. Mr. O’Sullivan was a member of the board of directors of the Gas Processors Association and served on its Executive and Finance Committee.
Peter L. Schwiering. Mr. Schwiering serves as Vice President of SemGroup, a position he has held since February 2012, and as President of SemCrude, L.P., a position he has held since August 2009. Mr. Schwiering joined SemCrude, L.P. in 2000 as Vice President of Operations. Mr. Schwiering also serves as the Chief Operating Officer and a director of Rose Rock Midstream GP, LLC, a position he has held since August 2011. Prior to joining SemCrude, L.P., Mr. Schwiering worked for Dynegy Pipeline as manager of pipeline and commercial business. He also served with Sun Company for 25 years in various positions, last serving as the company’s manager of business development - Western Region, based in Oklahoma. Mr. Schwiering has over 40 years of experience in the energy industry.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A Common Stock trades on the New York Stock Exchange under the ticker symbol “SEMG.” At January 31, 2015, we had 3,097 holders of record of our Class A Common Stock. The following table sets forth the high and low sales prices of our Class A Common Stock (New York Stock Exchange composite transactions) during the periods indicated.

	High	Low
For the year ended December 31, 2014:
First quarter	$68.50	$59.90
Second quarter	$79.77	$62.90
Third quarter	$88.99	$75.72
Fourth quarter	$84.31	$59.30
For the year ended December 31, 2013:
First quarter	$52.40	$40.40
Second quarter	$58.08	$49.88
Third quarter	$59.50	$53.21
Fourth quarter	$65.43	$56.12
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

Year Ended December 31, 2014	$/Share
First quarter	$0.22
Second quarter	$0.24
Third quarter	$0.27
Fourth quarter	$0.30

Year Ended December 31, 2013	$/Share
First quarter	n/a
Second quarter	$0.19
Third quarter	$0.20
Fourth quarter	$0.21
Performance Graph
Set forth below is a line graph comparing the cumulative total stockholder return on our Class A Common Stock with the cumulative total return of the S&P 500 Stock Index and the Alerian MLP Infrastructure Index ("AMZIX Index") for the period from November 11, 2010 (the date our Class A Common Stock commenced trading on the New York Stock Exchange) to December 31, 2014. The AMZIX Index is a liquid, midstream-focused subset of the Alerian MLP index, comprised of 25 energy infrastructure master limited partnerships. The graph was prepared assuming $100 was invested on November 11, 2010 in our Class A Common Stock, the S&P 500 Stock Index and the AMZIX Index and distributions have been reinvested subsequent to the initial investment.

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

Warrant Exercises
Pursuant to our plan of reorganization, in 2009 we issued warrants to purchase shares of our Class A Common Stock or, at the election of the warrantholder, shares of our Class B Common Stock, to certain of our pre-petition creditors. The warrants expired on November 30, 2014. During the year ended December 31, 2014, we issued 904,231 shares of our Class A Common Stock pursuant to warrant exercises (of this amount, 898,466 shares were issued during the fourth quarter of 2014). Such issuances were exempt from the registration requirements of the Securities Act pursuant to Section 1145 of the U.S. Bankruptcy Code.

Item 6. Selected Financial Data
Selected Consolidated Financial Data
The following table provides selected consolidated financial data as of and for the periods shown. The balance sheet data as of December 31, 2014, 2013, 2012, 2011 and 2010, and the statement of operations data for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, have been derived from our audited financial statements for those dates and periods. The selected financial data provided below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included in this Form 10-K.
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

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
	(amounts in thousands, except per share amounts)
Statement of operations data:
Total revenues	$2,122,579	$1,427,016	$1,237,497	$1,465,246	$1,618,412
Operating income (loss)	$126,993	$117,914	$57,351	$55,199	$(49,764)
Income (loss) from continuing operations	$52,058	$65,753	$28,958	$12,360	$(133,903)
Income (loss) from discontinued operations	(1)	59	2,939	(9,548)	1,831
Net income (loss)	52,057	65,812	31,897	$2,812	$(132,072)
Net income attributable to noncontrolling interests	22,817	17,710	9,797	435	225
Net income (loss) attributable to SemGroup	$29,240	$48,102	$22,100	$2,377	$(132,297)
Income (loss) from continuing operations per share of common stock:
Basic	$0.69	$1.14	$0.53	$0.29	$(3.24)
Diluted	$0.68	$1.13	$0.52	$0.17	$(3.24)
Other financial data:
Adjusted gross margin	$497,487	$405,942	$363,808	$306,693	$346,378
Adjusted EBITDA	$287,441	$189,018	$134,965	$115,545	$151,796
Cash dividend declared per common share	$1.03	$0.60	$—	$—	$—

	As of December 31, 2014	As of December 31, 2013	As of December 31, 2012	As of December 31, 2011	As of December 31, 2010
	(amounts in thousands)
Balance sheet data:
Total assets	$2,589,802	$2,470,614	$1,748,179	$1,491,181	$1,667,188
Long-term debt, including current portion (excluding debt subject to compromise)	$767,132	$615,125	$206,086	$109,335	$348,443
Owners’ equity:
SemGroup Corporation owners’ equity	$1,149,508	$1,053,902	$892,394	$851,096	$855,068
Noncontrolling interests in consolidated subsidiaries	69,929	159,961	129,134	127,569	—
Total owners’ equity	$1,219,437	$1,213,863	$1,021,528	$978,665	$855,068
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of Business
Horizontal drilling and hydraulic fracturing increased the production of crude oil and natural gas in the U.S. As a result, there has been increased demand for the services of midstream companies such as SemGroup, who can gather, transport, process and store these products as they are moved from the wellhead to refiners, industrial users and consumers. We have responded to this demand with additional storage tanks, gas processing facilities and new crude oil gathering and transportation pipelines.
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

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
	(Unaudited; in thousands)
Reconciliation of operating income (loss) to Adjusted gross margin:
Operating income (loss)	$126,993	$117,914	$57,351	$55,199	$(49,764)
Add:
Operating expense	246,613	223,585	224,700	155,041	151,385
General and administrative expense	87,845	78,597	71,918	75,447	85,836
Depreciation and amortization expense	98,397	66,409	48,210	49,823	69,158
Loss (gain) on disposal or impairment of long-lived assets, net	32,592	(239)	(3,531)	301	105,051
Less:
Unrealized gain (loss) on derivatives	1,734	974	(1,196)	14,114	13,339
Earnings from equity method investments including gain on issuance of common units by equity method investee	93,219	79,350	36,036	15,004	1,949
Adjusted gross margin	$497,487	$405,942	$363,808	$306,693	$346,378

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
	(Unaudited; in thousands)
Reconciliation of net income (loss) to Adjusted EBITDA:
Net income (loss)	$52,057	$65,812	$31,897	$2,812	$(132,072)
Add:
Interest expense	49,044	25,142	8,902	60,138	86,121
Income tax expense (benefit)	46,513	(17,254)	(2,078)	(2,310)	(6,320)
Depreciation and amortization	98,397	66,409	48,210	49,823	69,158
Loss (gain) on disposal or impairment of long-lived assets, net	32,592	(239)	(3,531)	301	105,051
Loss (income) from discontinued operations, net of income taxes	1	(59)	(2,939)	9,548	(1,831)
Foreign currency transaction (gain) loss	(86)	(1,633)	298	(3,450)	2,899
Remove NGL Energy equity earnings including gain on issuance of common units	(31,363)	(33,996)	403	—	—
Remove gain on sale of NGL units	(34,211)	—	—	—	—
NGL cash distribution	23,404	18,321	9,218	—	—
Mid-America Midstream Gas Services acquisition cost	—	3,600	—	—	—
Inventory valuation adjustments including equity method investees	7,781	—	—	—	—
Employee severance expense	220	38	354	4,374	1,558
Impact of change in basis of NGL inventory in fresh-start reporting	—	—	—	—	27,821
Unrealized loss (gain) on derivatives	(1,734)	(974)	1,196	(14,114)	(13,339)
Change in fair value of warrants	13,423	46,434	21,310	(5,012)	283
Reversal of allowance on goods and services tax receivable	—	—	—	(4,144)	—
Depreciation and amortization included within equity in earnings	18,992	9,520	10,181	10,630	2,897
Bankruptcy related expenses	1,310	567	—	—	—
Defense costs related to an unsolicited take over proposal	—	—	5,899	1,000	—
Allowance on (recovery of) receivable from AGE Refining	—	—	—	(2,692)	3,340
Charitable contributions	3,379	—	—	—	—
Recovery of receivables written off at emergence	(664)	—	(858)	—	—
Non-cash equity compensation	8,386	7,330	6,503	8,641	6,230
Adjusted EBITDA	$287,441	$189,018	$134,965	$115,545	$151,796

Business and Performance Drivers
We operate our business through six primary business segments: Crude, SemStream, SemLogistics, SemCAMS, SemMexico and SemGas. We generate revenue in these segments by using our assets to provide products and services to third parties and by selectively using our assets to support our marketing activities. We believe that the variety of our petroleum product assets creates opportunities for us and our customers that avoid seasonal fluctuations.
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
Service, Storage and Terminalling Fees
Storage and terminalling fees are fees charged to third parties for product storage or terminalling services provided by us and are based on leased shell capacity and volumes moved through our terminal facilities.
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

Revenue
Our revenue is generated through the gathering, transportation, processing and storage of petroleum products. Our customers pay us fees based on volumes gathered, transported, processed and stored. We also generate revenue by marketing petroleum products.
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
Accounting Standards Codification ("ASC") 845-10-15, “Nonmonetary Transactions,” requires certain transactions – those where inventory is purchased from a customer then resold to the same customer – to be presented in the income statement on a net basis, resulting in a reduction of revenue and costs of products sold by the same amount, but has no effect on operating income (loss). However, changes in the level of such purchase and sale activity between periods can affect the comparison between those periods.
Volumes
Generally, we expect revenue to increase or decrease in conjunction with increases or decreases in total volumes. Our total volumes are affected by various factors, including our physical storage or transportation capacity, our working capital and credit availability under our credit facilities to support petroleum product purchases and the availability of the supply of petroleum product available for purchase, which is determined based primarily upon producer activity in areas near our asset base.
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
Crude
Crude conducts business through its 2% general partner interest and a 55.2% limited partner interest in Rose Rock and Rose Rock's 51% ownership interest in White Cliffs and 50% ownership interest in Glass Mountain. These operations include crude oil transportation, storage, terminalling, gathering and marketing in Colorado, Kansas, Louisiana, Montana, New Mexico, North Dakota, Ohio, Oklahoma, Texas and Wyoming, for third-party customers as well as for itself.
Fee-Based Services
Rose Rock charges a capacity or volume-based fee for the unloading, transportation and storage of crude oil and related ancillary services. Rose Rock's fee-based services include substantially all of its operations in Cushing, Oklahoma and Platteville, Colorado, as well as trucking and a portion of the transportation services it provides on its Kansas and Oklahoma pipeline system. Some of Rose Rock's fee-based contracts are take-or-pay contracts, whereby the customer is required to pay Rose Rock a fixed minimum monthly fee regardless of usage. For the years ended December 31, 2014, 2013 and 2012, approximately 74%, 64% and 59%, respectively, of Rose Rock's Adjusted gross margin was generated by providing fee-based services to customers.
Fixed-Margin Transactions
Rose Rock purchases crude oil from a producer or supplier at a designated receipt point at an index price, less a transportation fee, and simultaneously sells an identical volume of crude oil at a designated delivery point to the same party at the same index price, thereby locking in a fixed margin that is, in effect, economically equivalent to a transportation fee. We refer to these arrangements as “fixed-margin” or “buy/sell” transactions. These fixed-margin transactions account for a portion of the Adjusted gross margin Rose Rock generates on its Kansas and Oklahoma pipeline system and through its Bakken Shale operations. For the years ended December 31, 2014, 2013 and 2012, approximately 10%, 16% and 20%, respectively, of its Adjusted gross margin was generated through fixed-margin transactions.
Marketing Activities
Rose Rock conducts marketing activities by purchasing crude oil for its own account from producers, aggregators and traders and selling crude oil to traders and refiners. Rose Rock's marketing activities account for a portion of the Adjusted gross margin it generates on its Kansas and Oklahoma pipeline system and through its Bakken Shale operations. For the years ended December 31, 2014, 2013 and 2012, approximately 16%, 20% and 21%, respectively, of its Adjusted gross margin was generated through marketing activities.
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
Earnings from our equity method investments in NGL Energy and NGL Energy Holdings LLC are reported in the SemStream segment.
SemLogistics
SemLogistics owns a petroleum products storage facility located on the north bank of Milford Haven on the west coast of Wales. The main activities of SemLogistics are the receipt, storage and redelivery of clean petroleum and crude oil products via sea-going vessels. SemLogistics’ revenue is based on fixed-fee storage tank leases and related services.
SemCAMS
SemCAMS operates majority-owned natural gas gathering and processing assets. All of SemCAMS’ assets are located in West-Central Alberta, in the heart of the Western Canadian Sedimentary Basin. SemCAMS’ revenue is based on fee-based throughput arrangements, which represent, in part, operating cost recovery from working interest owners in certain processing plants and is recorded when earned in accordance with the terms of the related agreement.
SemMexico
SemMexico operates a network of liquid asphalt terminals in Mexico. Operations include purchasing, producing, storing and distributing liquid asphalt cement products. SemMexico purchases asphalt from refineries in Mexico and also imports asphalt from the U.S. SemMexico’s revenue is based on contractual arrangements with customers for liquid asphalt cement.
SemGas
SemGas provides gathering and processing services to natural gas producers in the U.S. SemGas owns and operates gathering systems and processing plants in Kansas, Oklahoma and Texas.

Results of Operations
Consolidated Results of Operations

	Year Ended December 31,
(in thousands)	2014	2013	2012
Revenues	$2,122,579	$1,427,016	$1,237,497
Expenses:
Costs of products sold	1,623,358	1,020,100	874,885
Operating	246,613	223,585	224,700
General and administrative	87,845	78,597	71,918
Depreciation and amortization	98,397	66,409	48,210
Loss (gain) on disposal or impairment of long-lived assets, net	32,592	(239)	(3,531)
Total expenses	2,088,805	1,388,452	1,216,182
Earnings from equity method investments	64,199	52,477	36,036
Gain on issuance of common units by equity method investee	29,020	26,873	—
Operating income	126,993	117,914	57,351
Other expense (income)
Interest expense	49,044	25,142	8,902
Foreign currency transaction loss (gain)	(86)	(1,633)	298
Other expense (income), net	(20,536)	45,906	21,271
Total other expenses	28,422	69,415	30,471
Income from continuing operations before income taxes	98,571	48,499	26,880
Income tax expense (benefit)	46,513	(17,254)	(2,078)
Income from continuing operations	52,058	65,753	28,958
Income (loss) from discontinued operations, net of income taxes	(1)	59	2,939
Net income	$52,057	$65,812	$31,897
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
Interest expense
Interest expense increased in 2014 to $49 million from $25 million in 2013. The increase is primarily the result of incremental interest expense of $10 million related to $300 million of 7.50% senior unsecured notes SemGroup sold in June 2013 and $11 million related to $400 million of 5.625% senior unsecured notes Rose Rock sold in July 2014.
Interest increased in 2013 to $25 million from $9 million in 2012. This increase is due to the increase in the outstanding debt balance to $615 million at December 31, 2013, from $206 million at December 31, 2012. The increase in total outstanding debt is primarily attributable to the issuance of $300 million of 7.50% senior unsecured notes in the second quarter of 2013. Also contributing to the increase in total outstanding debt is an increase in the revolver balance at Rose Rock of $240 million related to the drop down of an aggregate of a two-thirds interest in SemCrude Pipeline, LLC in the first and fourth quarters of 2013. These increases are partially offset by a reduction in the outstanding SemGroup revolver balance of $131 million in 2013 from proceeds received from the drop downs.

Other expense/income
Other income increased in 2014 to $21 million from other expense of $46 million in 2013, primarily due to a gain on the sale of NGL Energy common units of $34 million offset by $13 million in losses due to the change in the fair value of our warrants in 2014 compared to $46 million of such losses in 2013.
Other expense increased in 2013 to $46 million from $21 million in 2012, primarily due to losses related to the change in the fair value of our outstanding warrants in each of those years.
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
Results of Operations by Reporting Segment

Crude

	Year Ended December 31,
(in thousands)	2014	2013	2012
Revenues	$1,300,050	$767,202	$620,797
Expenses:
Costs of products sold	1,131,362	663,759	546,966
Operating	80,793	36,242	24,143
General and administrative	20,351	16,766	13,321
Depreciation and amortization	40,035	23,708	12,131
Loss (gain) on disposal of long-lived assets, net	319	(56)	(3,501)
Total expenses	1,272,860	740,419	593,060
Earnings from equity method investment	61,856	45,354	36,439
Operating income	$89,046	$72,137	$64,176

Adjusted Gross Margin
Adjusted gross margin in this segment is generated by providing fee-based services, by entering into fixed-margin transactions and through marketing activities. Revenues from fee-based services are included in service revenue, and revenues from fixed-margin and marketing activities are included in product revenue.
The following table shows the Adjusted gross margin generated by this segment’s fee-based services, fixed-margin transactions and marketing activities for the year ended December 31, 2014 (in thousands):

	Storage	Transportation	Marketing Activities	Other	Total
Revenues	$31,419	$95,558	$1,160,485	$12,588	$1,300,050
Less: Costs of products sold, exclusive of depreciation	—	—	1,131,362	—	1,131,362
Less: Unrealized gain on derivatives	—	—	1,734	—	1,734
Adjusted gross margin	$31,419	$95,558	$27,389	$12,588	$166,954
The following table shows the Adjusted gross margin generated by this segment’s fee-based services, fixed-margin transactions and marketing activities for the year ended December 31, 2013 (in thousands):

	Storage	Transportation	Marketing Activities	Other	Total
Revenues	$34,332	$34,466	$685,363	$13,041	$767,202
Less: Costs of products sold, exclusive of depreciation	—	—	663,759	—	663,759
Less: Unrealized gain on derivatives	—	—	974	—	974
Adjusted gross margin	$34,332	$34,466	$20,630	$13,041	$102,469
The following table shows the Adjusted gross margin generated by this segment’s fee-based services, fixed-margin transactions and marketing activities for the year ended December 31, 2012 (in thousands):

	Storage	Transportation	Marketing Activities	Other	Total
Revenues	$32,572	$18,367	$561,689	$8,169	$620,797
Less: Costs of products sold, exclusive of depreciation	—	—	546,966	—	546,966
Less: Unrealized loss on derivatives	—	—	(1,196)	—	(1,196)
Adjusted gross margin	$32,572	$18,367	$15,919	$8,169	$75,027
The following table presents a reconciliation of operating income to Adjusted gross margin, the most directly comparable GAAP financial measure for each of the periods indicated.

	Year Ended December 31,
(in thousands)	2014	2013	2012
Reconciliation of operating income to Adjusted gross margin:
Operating income	$89,046	$72,137	$64,176
Add:
Operating expense	80,793	36,242	24,143
General and administrative expense	20,351	16,766	13,321
Depreciation and amortization expense	40,035	23,708	12,131
Loss (gain) on disposal of long-lived assets, net	319	(56)	(3,501)
Less:
Unrealized gain (loss) on derivatives	1,734	974	(1,196)
Earnings from equity method investment	61,856	45,354	36,439
Adjusted gross margin	$166,954	$102,469	$75,027
2014 versus 2013
Revenue

	Year Ended December 31,
(in thousands)	2014	2013
Gross product revenue	$3,219,805	$2,789,655
ASC 845-10-15	(2,034,130)	(2,088,602)
Net unrealized gain on derivatives	1,734	974
Net product revenue	$1,187,409	$702,027
Service revenue	112,641	65,175
Total revenue	$1,300,050	$767,202
Gross product revenue increased in 2014 to $3.2 billion from $2.8 billion in 2013. The increase was primarily due to an increase in the volume sold to 35.2 million barrels at an average sales price of $91 per barrel in 2014 from 28.8 million barrels at an average sales price of $97 per barrel in 2013.

The increase in sales volume was primarily the result of an increase in marketing activity (as defined above) to 19.1 million barrels in 2014, compared to 11.0 million barrels in 2013 and a decrease in buy/sell transactions (as defined above) to 16.1 million barrels in 2014, compared to 17.8 million barrels in 2013. The buy/sell transactions are used to achieve a transportation margin.
Gross product revenue was reduced by $2.0 billion in 2014 and $2.1 billion in 2013, in accordance with ASC 845-10-15.
Service revenue increased to $113 million in 2014 from $65 million in 2013. The increase was primarily due to additional trucking revenue of $41.6 million. Storage revenue decreased $2.9 million due to the conversion of 0.6 million barrels of storage capacity for operational requirements and marketing opportunities. Additional pipeline transportation and truck unloading revenue at Platteville, Colorado of $8.8 million and $0.7 million accounted for the remaining difference.
Costs of Products Sold
Costs of products sold increased in 2014 to $1.1 billion from $664 million in 2013. Costs of products sold were reduced by $2.0 billion and $2.1 billion in 2014 and 2013, respectively, in accordance with ASC 845-10-15. Costs of products sold increased due to the increase in the barrels sold, as described above, offset by a decrease in the average per barrel cost of crude to $90 for 2014 from $95 for 2013.
Operating Expense
Operating expense increased in 2014 to $81 million from $36 million in 2013, primarily due to crude oil trucking fleet acquisitions in 2013 and 2014. The increase included employment cost of $17.2 million, outside service from contract owner operators of $15.6 million, field expense of $6.4 million, maintenance and repair of $2.2 million and insurance and taxes of $2.0 million. Exclusive of amounts related to trucking, increases occurred in insurance and taxes, field expense, maintenance and repair and employment expense of $0.5 million, $0.3 million, $0.3 million and $0.2 million, respectively.
General and Administrative Expense
General and administrative expense increased in 2014 to $20 million from $17 million in 2013, due primarily to overhead allocation from SemGroup, employment expense and increased insurance expense of $3.2 million, $1.0 million and $0.4 million, respectively. These increases were partially offset by a $1.0 million decrease in professional fees.
Depreciation and Amortization Expense
Depreciation and amortization expense increased in 2014 to $40 million from $24 million in 2013. Approximately $4 million of the depreciation increase is due to a revision of the estimated useful life relating to a 164-mile section of the Kansas and Oklahoma pipeline system. An additional $7 million of the depreciation increase is due to project completions and the crude oil trucking fleet acquisitions in 2013 and 2014. Amortization increased in 2014 to $6 million from $1 million in 2013 due to contracts acquired as part of the crude oil trucking fleet acquisitions in 2013 and 2014.
Earnings from Equity Method Investment
Crude's equity method investments are White Cliffs and Glass Mountain Pipeline. The increase in earnings from equity method investments in 2014 to $62 million from $45 million in 2013 is attributable to increased volume transported by White Cliffs and the completion of the Glass Mountain Pipeline in 2014.

2013 versus 2012
Revenue

	Year Ended December 31,
(in thousands)	2013	2012
Product revenue	$2,789,655	$2,133,054
ASC 845-10-15	(2,088,602)	(1,555,700)
Net unrealized gain (loss) on derivatives	974	(1,196)
Net product revenue	$702,027	$576,158
Service revenue	65,175	44,318
Other	—	321
Total revenue	$767,202	$620,797
Gross product revenue increased in 2013 to $2.8 billion from $2.1 billion in 2012. The increase was primarily due to an increase in the volume sold to 28.8 million barrels at an average sales price of $97 per barrel in 2013 from 23.2 million barrels at an average sales price of $92 per barrel in 2012.
The increase in sales volume was primarily the result of an increase in buy/sell transactions (as defined above) to 17.8 million barrels in 2013 compared to 15.4 million barrels in 2012 and marketing activity (as defined above) to 11.0 million barrels in 2013, compared to 7.8 million barrels in 2012. The buy/sell transactions are used to achieve a transportation margin.
Gross product revenue was reduced by $2.1 billion in 2013 and $1.6 billion in 2012, in accordance with ASC 845-10-15.
Service revenue increased to $65 million in 2013 from $44 million in 2012. The recently acquired crude oil trucking fleet accounted for $14 million of the increase. New storage tanks that came on line in 2012 and 2013, additional pump over activity in Cushing, Oklahoma, additional truck unloading revenue at Platteville, Colorado and the Wattenberg Oil Trunkline accounted for the remaining increase.
Costs of Products Sold
Costs of products sold increased in 2013 to $664 million from $547 million in 2012. Costs of products sold were reduced by $2.1 billion and $1.6 billion in 2013 and 2012, respectively, in accordance with ASC 845-10-15. Costs of products sold increased in 2013 due to the increase in the barrels sold, as described above, combined with an increase in the average per barrel cost of crude to $95 for 2013 from $90 from 2012.
Operating Expense
Operating expense increased in 2013 to $36 million from $24 million in 2012. The increase is due to the newly acquired crude oil trucking fleet in 2013. The increase included outside services from contract owner operators of approximately $5.0 million employment costs of $3.5 million and fuel expense of $2.0 million.
General and Administrative Expense
General and administrative expense increased in 2013 to $17 million from $13 million in 2012, due primarily to increased overhead allocation from SemGroup, professional fees and employment expense of $2.0 million, $1.3 million and $1.1 million, respectively.
Depreciation and Amortization Expense
Depreciation and amortization expense increased in 2013 to $24 million from $12 million in 2012. Approximately $3.4 million of the increase is due to a revision of the estimated useful life relating to a 78-mile section of the Kansas and Oklahoma pipeline. Amortization expense increased in 2013 to $1 million from zero in 2012 due to a contract acquired as part of the crude oil trucking fleet acquisition in 2013.

Earnings From Equity Method Investment
Crude’s equity method investments are White Cliffs and Glass Mountain Pipeline. The increase in earnings from equity method investments in 2013 to $45 million from $36 million in 2012 is attributable to increased volume transported by White Cliffs. The Glass Mountain Pipeline was not completed until 2014.

SemStream
On November 1, 2011, we contributed the primary operating assets of our SemStream segment to NGL Energy in exchange for a limited partnership interest and a general partnership interest in NGL Energy and cash. We did not contribute any of the assets or liabilities of SemStream's Arizona residential business to NGL Energy. On September 12, 2012, we entered into a definitive agreement to sell the assets and liabilities of SemStream's Arizona residential business, subject to regulatory approval by the ACC and classified the operations of SemStream's Arizona residential business as discontinued. In December 2012, the ACC granted SemStream regulatory approval to proceed with the sale which closed on December 31, 2012.
We include our share of NGL Energy's earnings on a one quarter lag because we do not receive their financial statements in sufficient time to apply the equity method to the current period. In addition, our limited partnership interest was diluted in connection with NGL Energy equity offerings and equity issued as consideration for acquisitions in 2014 and 2013. Accordingly, we recorded non-cash gains of $29.0 million and $26.9 million for the years ended December 31, 2014 and 2013, respectively, related to these transactions.

	Year Ended December 31,
(in thousands)	2014	2013	2012
Revenues	$—	$—	$7
Expenses:
Costs of products sold	—	—	33
Operating	—	1	(37)
General and administrative	83	600	930
Depreciation and amortization	—	—	—
Loss on disposal of long-lived assets, net	—	6	214
Total expenses	83	607	1,140
Earnings (loss) from equity method investment	2,343	7,123	(403)
Gain on issuance of common units by equity method investee	29,020	26,873	—
Operating income (loss)	$31,280	$33,389	$(1,536)

SemLogistics

	Year Ended December 31,
(in thousands)	2014	2013	2012
Revenues	$12,650	$11,671	$12,341
Expenses:
Costs of products sold	615	380	196
Operating	8,361	7,444	5,921
General and administrative	6,139	5,854	5,652
Depreciation and amortization	10,005	9,426	9,780
Gain on disposal of long-lived assets, net	(2,490)	—	—
Total expenses	22,630	23,104	21,549
Operating loss	$(9,980)	$(11,433)	$(9,208)

2014 versus 2013
Revenue
Revenue increased in 2014 to $13 million from $12 million in 2013. Revenue increased as a result of higher storage rates, largely offset by lower volume of leased storage. High crude oil prices and backwardated market conditions (i.e., prices for future deliveries are lower than current prices) existed during much of 2014. Crude oil prices peaked in June 2014 and then dropped throughout the balance of the year falling approximately 50% by the end of the year. The result was a market in contango (i.e., prices for future deliveries are higher than current prices). Contango stimulates demand for storage and we have seen increased interest in contract renewals and interest in long-term contracts.
In addition, we believe that geographical imbalances between the production and consumption of crude oil and related refined products will require physical transportation and, as a result, bulk liquid storage must play a key role in the supply chain. This creates a demand for storage which is independent of current crude oil prices, forward price curves and the entire speculative trading environment.
Operating Expense
Operating expense increased in 2014 to $8 million from $7 million in 2013. This increase is primarily the result of higher employee and maintenance costs of $0.7 million and $0.1 million, respectively.
Gain on Disposal or Impairment
We recorded a gain of $2 million during 2014 as a result of the dissolution of a SemLogistics affiliate. This intercompany gain is offset by a loss of an equal amount in consolidation.

2013 versus 2012
Revenue
Revenue remained unchanged at $12 million in 2013 and 2012.
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
General
In every other category of expense, the amounts for the year ended 2013 are roughly equivalent to those for the year ended 2012.

SemCAMS

	Year Ended December 31,
(in thousands)	2014	2013	2012
Revenues	$176,724	$198,450	$223,219
Expenses:
Costs of products sold	344	305	768
Operating	114,587	150,319	174,284
General and administrative	17,417	14,940	14,020
Depreciation and amortization	14,295	10,766	10,589
Gain on disposal of long-lived assets, net	(950)	—	—
Total expenses	145,693	176,330	199,661
Operating income	$31,031	$22,120	$23,558
2014 versus 2013
Revenue
Revenue decreased in 2014 to $177 million from $198 million in 2013. This decrease is primarily due to turnaround costs which are recorded as revenue when they are recoverable from the producers who use the plants and outage repair recoveries of $28.5 million and $2.4 million, respectively, in 2013 which did not occur in 2014, and foreign exchange loss of $12.7 million. This decrease was offset, in part, by higher capital fees earned, higher general operating cost flow through expense recoveries, and higher maintenance capital recoveries of $10.9 million, $3.2 million, and $3.7 million, respectively, along with revenues for tie-in fees of $2.2 million, and other miscellaneous revenue of $1.8 million.
Operating Expense
Operating expense decreased in 2014 to $115 million from $150 million in 2013. This decrease is primarily related to the absence of turnaround and outage repair costs in 2014 of $28.5 million and $2.4 million, respectively. Other decreases include power of $5.1 million and operating incentive costs of $4.7 million, offset, in part, by higher costs for salaries, materials, and contract labor of $4.4 million, $4.3 million and $2.9 million, respectively. Foreign exchange changes reduced operating expense by $8.2 million in 2014 compared to 2013.
General and Administrative Expense
General and administrative expense increased in 2014 to $17 million from $15 million in 2013. This increase is primarily the result of increased incentive compensation and salary costs of $2.9 million and $0.4 million, respectively, offset by lower foreign exchange changes of $1.3 million.
Depreciation and Amortization Expense
Depreciation and amortization expense increased in 2014 to $14 million from $11 million in 2013. Of this increase, $2.4 million relates to capital projects that became operational in 2014, in addition to $2.2 million of accelerated depreciation for tie-in activities, both offset by a foreign exchange gain of $1.0 million.
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
General
In every other category of expense, the amounts for the year ended 2013 are roughly equivalent to those for the year ended 2012.

SemMexico

	Year Ended December 31,
(in thousands)	2014	2013	2012
Revenues	$290,869	$242,559	$263,870
Expenses:
Costs of products sold	252,082	209,841	236,851
Operating	10,576	9,379	7,677
General and administrative	12,125	10,700	9,433
Depreciation and amortization	6,031	5,991	6,171
Gain on disposal of long-lived assets, net	(53)	(854)	(290)
Total expenses	280,761	235,057	259,842
Operating income	$10,108	$7,502	$4,028
2014 versus 2013
Revenue
Revenue increased in 2014 to $291 million from $243 million in 2013. Higher volume (404 thousand metric tons versus 348 thousand metric tons) accounts for over 80% of this increase and higher sales prices ($713/metric ton versus $685/metric ton) accounts for 20% of the increase.
Costs of Products Sold
Costs of products sold increased in 2014 to $252 million from $210 million in 2013 due to higher volume described above. On a per metric ton basis, the cost per metric ton in 2014 increased to $621/metric ton compared to $601/metric ton in 2013.
Operating Expense
Operating expense increased in 2014 to $11 million from $9 million in 2013. This increase is primarily the result of an increase in field expenses (primarily diesel fuel) of approximately $1.0 million.
General and Administrative Expense
General and administrative expense increased in 2014 to $12 million from $11 million in 2013. This increase is primarily the result of increased incentive compensation of $1.0 million and an increase in salaries, commissions and severance payments of approximately $0.5 million.
2013 versus 2012
Revenue
Revenue decreased in 2013 to $243 million from $264 million in 2012. Lower volume (348 thousand metric tons versus 378 thousand metric tons) accounts for 92% of this decrease and lower sales prices ($685/metric ton versus $691/metric ton) accounts for the remaining 8% of the decrease.
Costs of Products Sold
Costs of products sold decreased in 2013 to $210 million from $237 million in 2012. On a per metric ton basis, the cost per metric ton in 2013 decreased to $601/metric ton compared to $627/metric ton in 2012.

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

SemGas

	Year Ended December 31,
(in thousands)	2014	2013	2012
Revenues	$380,183	$231,119	$127,870
Expenses:
Costs of products sold	276,852	169,800	100,677
Operating	32,296	20,200	12,712
General and administrative	9,228	7,971	6,195
Depreciation and amortization	26,353	14,517	7,043
Loss on disposal of long-lived assets, net	20,092	665	46
Total expenses	364,821	213,153	126,673
Operating income	$15,362	$17,966	$1,197
2014 versus 2013
Revenue
Revenue increased in 2014 to $380 million from $231 million in 2013 due to higher volume (106,902 MMcf versus 53,761 MMcf) and higher average natural NYMEX price of $4.41/MMbtu versus $3.65/MMbtu and a higher average NGL basket price of $0.96/gallon versus $0.88/gallon. The increase was also affected by higher prices and increased fees ($37 million versus $3 million). The increase in revenue is primarily due to increased volume in northern Oklahoma and increased service contracts.
Costs of Products Sold
Costs of products sold increased in 2014 to $277 million from $170 million in 2013. The increase is attributable to the increased volume generated in northern Oklahoma.
Adjusted Gross Margin

	Year Ended December 31,
(in thousands)	2014	2013
Revenues	$380,183	$231,119
Less: Cost of products sold, exclusive of depreciation	276,852	169,800
Adjusted gross margin	$103,331	$61,319
The following table presents a reconciliation of operating income to Adjusted gross margin, the most directly comparable GAAP financial measure for each of the periods indicated.

	Year Ended December 31,
(in thousands)	2014	2013
Reconciliation of operating income to Adjusted gross margin:
Operating income	$15,362	$17,966
Add:
Operating expense	32,296	20,200
General and administrative expense	9,228	7,971
Depreciation and amortization expense	26,353	14,517
Loss on disposal of long-lived assets, net	20,092	665
Adjusted gross margin	$103,331	$61,319
Operating Expense
Operating expense increased in 2014 to $32 million from $20 million in 2013. This increase is due to increases in equipment lease ($4.2 million), employment expense ($2.4 million), field expense (which includes materials and supplies, lubricants, water disposal, electricity and fuel) ($1.7 million), outside services ($1.5 million), insurance ($1.4 million) and maintenance/repair ($0.8 million). All increases are primarily driven by the growth in volume and assets in northern Oklahoma.
General and Administrative Expense
General and administrative expense increased in 2014 to $9 million from $8 million in 2013. This increase is due primarily to employment costs and higher corporate allocations of approximately $1.1 million and $0.4 million, respectively, offset by a decrease of $0.2 million in outside services. All increases are primarily driven by the growth in volume and assets in northern Oklahoma.
Depreciation and Amortization Expense
Depreciation and amortization expense increased in 2014 to $26 million from $15 million in 2013. The increase is due to the 2013 Chesapeake acquisition and expansion in northern Oklahoma.
Loss on Disposal of Long-Lived Assets
Loss on disposal of long-lived assets increased in 2014 to $20 million from $665 thousand in 2013, related to the sale of certain natural gas gathering assets in eastern Oklahoma. These assets were subject to contract renewal risk at the end of 2014 and were viewed as non-core due to their limited growth potential.
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

	Year Ended December 31,
(in thousands)	2013	2012
Reconciliation of operating income to Adjusted gross margin:
Operating income	$17,966	$1,197
Add:
Operating expense	20,200	12,712
General and administrative expense	7,971	6,195
Depreciation and amortization expense	14,517	7,043
Loss on disposal of long-lived assets, net	665	46
Adjusted gross margin	$61,319	$27,193
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
Loss on Disposal of Long-Lived Assets
Loss on disposal of long-lived assets increased in 2013 to $665 thousand from $46 thousand in 2012, related to the transfer of equipment from Hopeton, OK to Sherman, TX.

Other and Eliminations

	Year Ended December 31,
(in thousands)	2014	2013	2012
Revenues	$(37,897)	$(23,985)	$(10,607)
Expenses:
Costs of products sold	(37,897)	(23,985)	(10,606)
Operating	—	—	—
General and administrative	22,502	21,766	22,367
Depreciation and amortization	1,678	2,001	2,496
Loss on disposal or impairment of long-lived assets, net	15,674	—	—
Total expenses	1,957	(218)	14,257
Operating loss	$(39,854)	$(23,767)	$(24,864)
Other and Eliminations is not an operating segment. This table is included to permit the reconciliation of segment information to that of the consolidated Company.
Loss on Disposal or Impairment
Loss on disposal or impairment of long-lived assets increased in 2014 to $16 million from zero in 2013. This increase is due primarily to an impairment charge of approximately $12 million related to leaseholds of unproved oil and gas properties. (See Note 7 of our consolidated financial statements beginning on Page F-1 of this Form 10-K for additional information.) The remaining $4 million increase relates to intercompany balances which were written off.

Liquidity and Capital Resources
Sources and Uses of Cash
Our principal sources of short-term liquidity are cash generated from our operations and borrowings under our revolving credit facilities. The consolidated cash balance on December 31, 2014 (including restricted cash) was $47.6 million. Of this amount, $20.8 million was held in Canada and may be subject to tax if transferred to the U.S., and $3.8 million is restricted cash set aside for settlement of pre-petition claims. Potential sources of long-term liquidity include issuances of debt securities and equity securities and the sale of assets. Our primary cash requirements currently are operating expenses, capital expenditures, our quarterly dividends and quarterly distributions to unitholders of our subsidiary, Rose Rock. In general, we expect to fund:

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

The following table summarizes our changes in unrestricted cash for the periods presented:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Statement of cash flow data:
Cash flows provided by (used for):
Operating activities	$181,658	$173,409	$79,642
Investing activities	(290,225)	(738,408)	(161,891)
Financing activities	73,308	561,130	86,483
Subtotal	(35,259)	(3,869)	4,234
Effect of exchange rate on cash and cash equivalents	(3,494)	3,191	(610)
Change in cash and cash equivalents	(38,753)	(678)	3,624
Change in cash and cash equivalents included in discontinued operations	—	—	2,792
Change in cash and cash equivalents from continuing operations	(38,753)	(678)	6,416
Cash and cash equivalents at beginning of period	79,351	80,029	73,613
Cash and cash equivalents at end of period	$40,598	$79,351	$80,029
Operating Activities
The components of operating cash flows can be summarized as follows:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Net income	$52,057	$65,812	$31,897
Non-cash expenses, net	152,966	67,736	62,028
Changes in operating assets and liabilities	(23,365)	39,861	(14,283)
Net cash flows provided by operating activities	$181,658	$173,409	$79,642
2014 Compared to 2013
Non-cash expenses increased to $153.0 million in 2014 from $67.7 million in 2013. Significant changes from prior year include:

•	$72.4 million increase in deferred tax expense primarily due to the release of the valuation allowance on our net operating loss carryforward in 2013,

•
$32.8 million increase in loss on disposal or impairment of long-lived assets, net, primarily due to a $20.1 million loss on the sale of certain natural gas gathering assets in Eastern Oklahoma and an $11.9 million impairment charge on leaseholds of unproved oil and gas properties located in Kansas,

•
$32.0 million increase in depreciation and amortization primarily due to capital projects placed in-service, amortization of intangible assets acquired during 2014 and 2013 and revisions of the useful lives of certain sections of the Kansas and Oklahoma pipeline,

•
$21.6 million increase in distributions from equity method investees and an $11.7 million increase in earnings from equity method investments, including distributions and earnings from Glass Mountain which was placed in-service in 2014 and the partial year impact of the White Cliffs expansion which was completed in August 2014,

•	$34.2 million gain on the sale of common units of equity method investee related to the disposition of common units of NGL Energy,

•	$33.0 million decrease in losses on the fair value of warrants which expired in November 2014, and

•	$5.7 million increase in inventory valuation adjustments due to decreases in crude oil prices to levels below our carrying values.

Changes in operating assets and liabilities during the year ended December 31, 2014 relative to the prior year consisted primarily of:

•
$37.4 million decrease in accounts payable, including payable to affiliates, and accrued liabilities primarily due to decreases in commodity prices and timing of payments partially offset by increased interest payable on our Rose Rock senior unsecured notes,

•
$17.9 million decrease in accounts receivable, including receivable from affiliates, due to decreases of our Crude segment primarily from declining commodity prices, partially offset by increases in receivables of our SemGas segment due to increased revenues in Northern Oklahoma, and

•	$6.2 million increase in inventory primarily due to increased inventory of our SemMexico segment.
2013 Compared to 2012
Non-cash expenses increased to $67.7 million in 2013 from $62.0 million in 2012. Significant changes from prior year include:

•	$25.1 million increase in expense from the change in the fair value of warrants due to increasing market prices,

•	$24.5 million increase in deferred tax benefit primarily due to the release of the valuation allowance on our net operating loss carryforward,

•	$17.8 million increase in depreciation and amortization primarily due to capital projects placed in-service and amortization of intangible assets acquired during 2013,

•	$26.9 million decrease due to a non-cash gain recognized on the issuance of equity by our investee, which diluted our ownership interest,

•	$16.4 million increase in equity earnings from investments,

•	$6.4 million decrease in gains on the disposal or impairment of long-lived assets, net,

•	$2.2 million increase in net unrealized gains related to derivative instruments, and

•	$2.0 million increase in currency gains.
Changes in operating assets and liabilities during the year ended December 31, 2013 relative to the prior year consisted primarily of:

•
$49.9 million increase in accounts receivable including receivable from affiliates due primarily to a $50.8 million increase at Rose Rock related to marketing and buy/sell activities around our Bakken Shale operations and Kansas and Oklahoma pipeline system, which are driven by demand in those areas and our ability to capture value related to changing market conditions, and the addition of trucking operations acquired in the Barcas Field Services, L.L.C. acquisition,

•
$11.4 million increase in inventory due primarily to a $5.9 million increase at Rose Rock from higher crude oil prices and a $3.2 million increase for SemMexico related to increased inventory to meet higher demand,

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
Investing Activities
For the year ended December 31, 2014, we had net cash outflows of $290.2 million, primarily as a result of $270.5 million in capital expenditures, $71.1 million in contributions to equity method investments and $44.5 million in payments to acquire crude oil trucking assets. These cash outflows were offset, in part, by cash inflows of $79.7 million in proceeds from the sale of common units of equity method investee, $11.7 million in distributions in excess of equity in earnings of affiliates and $4.4 million in proceeds from the sale of long-lived assets. Capital expenditures included our SemGas segment's Northern Oklahoma gas gathering and processing expansion and our Crude segment's Wattenberg Oil Trunkline extension. Contributions to equity method investments related to the White Cliffs Pipeline expansion and completion of the Glass Mountain Pipeline.
For the year ended December 31, 2013, we had net cash outflows of $738.4 million, primarily as a result of $362.5 million of payments to acquire Barcas Field Services, L.L.C. and Mid-America Midstream Gas Services, L.L.C., $215.6 million of capital expenditures and $173.9 million of contributions to equity method investments. Capital expenditures primarily related to SemGas, SemCAMS, and Crude expansion projects. Contributions to equity method investments primarily related to the Glass Mountain Pipeline and the White Cliffs Pipeline expansion.
For the year ended December 31, 2012, we had net cash outflows of $161.9 million, primarily as a result of $119.3 million in capital expenditures and $78.3 million of contributions to equity method investments. Capital expenditures related primarily to Rose Rock's Cushing expansion projects, SemGas' Northern Oklahoma expansion projects and well connects and the Wattenburg Oil Trunkline. Contributions to equity method investments represent investments primarily in the Glass Mountain Pipeline. The capital expenditures and investments in the Glass Mountain Pipeline were offset by $12.3 million in proceeds from the sale of the assets and liabilities of SemStream’s Arizona residential business in December 2012 and $17.3 million of distributions in excess of equity earnings driven by $8.1 million of distributions from White Cliffs and $9.2 million of distributions received from NGL Energy.
Financing Activities
For the year ended December 31, 2014, we had net cash inflows of $73.3 million, primarily as a result of $152.0 million of net borrowings on debt ($1.3 billion of borrowings, net of $1.1 billion of principal payments), $44.2 million of dividends paid, $28.5 million of Rose Rock cash distributions to noncontrolling interests and $8.7 million of payments related to debt issuances. Net borrowings were primarily used to fund acquisitions and capital expenditures. Debt issuance costs primarily related to the issuance of Rose Rock's senior unsecured notes.
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
At December 31, 2014, we were in compliance with the terms of the Indenture.
SemGroup Revolving Credit Facility
At December 31, 2014, we had $35.0 million of cash borrowings outstanding under our $500 million revolving credit facility. In addition, we had $3.8 million in outstanding letters of credit on that date. At December 31, 2014, our available borrowing capacity under the revolving credit facility was $461.2 million. The maximum letter of credit capacity under this facility is $250 million.
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
At December 31, 2014, we were in compliance with the terms of the credit agreement.
Rose Rock Senior Unsecured Notes
On July 2, 2014, Rose Rock and its wholly-owned subsidiary, Rose Rock Finance Corporation ("Finance Corp."), as co-issuer, sold $400 million of 5.625% senior unsecured notes due 2022 (the “Rose Rock Notes”) to certain initial purchasers for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons outside the United States pursuant to Regulation S of the Securities Act. The Rose Rock Notes are guaranteed by all of Rose Rock's existing subsidiaries other than Finance Corp.
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
At December 31, 2014, we were in compliance with the terms of the Rose Rock Indenture.
Rose Rock Revolving Credit Facility

The Rose Rock credit agreement provides for a revolving credit facility of $585 million and includes a $150 million sub-limit for letters of credit. The credit agreement expires on September 20, 2018 and permits the increase of the facility by not more than $200 million, subject to certain conditions. The agreement allows Rose Rock to incur unsecured or subordinated debt without limitation, subject to certain conditions.
At December 31, 2014, Rose Rock had $32.0 million of outstanding cash borrowings under its $585 million revolving credit facility. There were $17.5 million in outstanding letters of credit. At December 31, 2014, Rose Rock's available borrowing capacity under this agreement was $535.5 million. The credit facility also allows for the use of Secured Bilateral Letters of Credit, which are issued external to the credit facility and do not reduce revolver availability. At December 31, 2014, we had $67.6 million of Bilateral Letters of Credit outstanding. The credit agreement includes customary affirmative and negative covenants and also restricts Rose Rock's ability to make certain types of payments, including the declaration or payment of cash distributions to unitholders; provided that Rose Rock may make quarterly distributions of available cash so long as no default under the credit agreement then exists or would result therefrom.
At December 31, 2014, Rose Rock was in compliance with the terms of the credit agreement.
Subsequent to December 31, 2014, Rose Rock financed $162.1 million of the consideration paid to acquire the Wattenberg Oil Trunkline and a 50% interest in Glass Mountain from SemGroup through a borrowing on our revolving credit facility. The transaction closed on February 13, 2015.
SemMexico Revolving Credit Facilities
SemMexico has two credit facilities: 1) a facility that allows the borrowing of up to 44 million Mexican pesos (U.S. $3.0 million at the December 31, 2014 exchange rate) and matures in May 2015; and 2) a facility that allows the borrowing of up to 56 million Mexican pesos (U.S. $3.8 million at the December 31, 2014 exchange rate) and matures in July 2015. At December 31, 2014, there were no outstanding borrowings. SemMexico had outstanding letters of credit of 292.8 million Mexican pesos (U.S. $19.8 million equivalent at the December 31, 2014 exchange rate) and a $3.0 million USD letter of credit.
At December 31, 2014, we were in compliance with the terms of these facilities.

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
Subsequent to December 31, 2014, Rose Rock issued and sold 2.3 million common units representing limited partner interests for net proceeds of $89.1 million under this shelf. Proceeds were used in connection with Rose Rock's acquisition of the Wattenberg Oil Trunkline and a 50% interest in Glass Mountain from SemGroup.
Rose Rock also has an effective shelf registration statement for the offer and sale, from time to time, of common units representing limited partner interests having an aggregate offering price of up to $150 million. Rose Rock is able to make sales over a period of time and, from time to time, in transactions at prices which are market prices prevailing at the time of sale, prices related to market price or at negotiated prices. Such sales may be made pursuant to a sales agency financing agreement between Rose Rock and certain underwriters or agents who may act as sales agents or purchase for their own accounts as principals. To date, there have been no such sales.
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

During the year ended December 31, 2014, we spent $342 million (cash basis), on capital projects including capital contributions to affiliates for funding growth projects. In addition, we spent $44.5 million related to business acquisitions. Projected capital expenditures for 2015 are estimated at $720 million in expansion projects, including capital contributions to equity method investees to fund growth projects, and $55 million in maintenance projects. These estimates may change as future events unfold. See "Cautionary Note Regarding Forward-Looking Statements."
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

SemGroup Dividends
The table below sets out the dividends declared and/or paid by SemGroup during 2015, 2014 and 2013.

Quarter Ended	Record Date	Payment Date	Dividend Per Share
June 30, 2013	May 20, 2013	May 30, 2013	$0.19
September 30, 2013	August 19, 2013	August 30, 2013	$0.20
December 31, 2013	November 22, 2013	December 3, 2013	$0.21

March 31, 2014	March 10, 2014	March 20, 2014	$0.22
June 30, 2014	May 19, 2014	May 29, 2014	$0.24
September 30, 2014	August 18, 2014	August 28, 2014	$0.27
December 31, 2014	November 17, 2014	November 28, 2014	$0.30

March 31, 2015	March 9, 2015	March 20, 2015	$0.34
Rose Rock Distributions
The table below sets out the cash distributions paid by Rose Rock during 2015, 2014 and 2013.

Quarter Ended	Record Date	Payment Date	Distribution Per Unit
December 31, 2012	February 4, 2013	February 14, 2013	$0.4025
March 31, 2013	May 6, 2013	May 15, 2013	$0.4300
June 30, 2013	August 5, 2013	August 14, 2013	$0.4400
September 30, 2013	November 5, 2013	November 14, 2013	$0.4500

December 31, 2013	February 4, 2014	February 14, 2014	$0.4650
March 31, 2014	May 5, 2014	May 15, 2014	$0.4950
June 30, 2014	August 4, 2014	August 14, 2014	$0.5350
September 30, 2014	November 4, 2014	November 14, 2014	$0.5750

December 31, 2014	February 3, 2015	February 14, 2015	$0.6200
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
Customer Concentration
Shell Trading (US) Company, a customer of our Crude segment, accounted for more than 10% of our consolidated revenue for the year ended December 31, 2014, at approximately 36%. Although we have contracts with customers of varying durations, if one or more of our major customers were to default on their contract, or if we were unable to renew our contract with one or more of these customers on favorable terms, we might not be able to replace any of these customers in a timely fashion, on favorable terms or at all. In any of these situations, our revenues and our ability to pay cash dividends to our stockholders may be adversely affected. We expect our exposure to risk of non-payment or non-performance to continue as long as we remain substantially dependent on a relatively small number of customers for a substantial portion of our Adjusted gross margin.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

Commitments
Contractual Obligations
In the ordinary course of business we enter into various contractual obligations for varying terms and amounts. The following table includes our contractual obligations as of December 31, 2014, and our best estimate of the period in which the obligation will be settled (in thousands):

	2015	2016	2017	2018	2019	Thereafter
Long-term debt (1)	$—	$—	$—	$67,000	$—	$700,000
Interest (1)	48,388	48,397	48,388	47,603	45,000	89,125
Capital leases	40	40	26	26	—	—
Operating leases	9,464	9,181	6,737	2,997	1,826	6,967
Take-or-pay commitment	12,767	11,804	11,938	10,060	9,121	24,391
Purchase commitments (2)	813,523	421,026	280,684	—	—	—
Payables to pre-petition creditors (3)	3,129	—	—	—	—	—
Capital expenditure expansion projects (4)	35,000	5,000	—	—	—	—
Total	$922,311	$495,448	$347,773	$127,686	$55,947	$820,483

(1)	Assumes interest rates, fee rates and letters of credit and loans outstanding are as of December 31, 2014, and remain constant thereafter until maturity except for required principal payments.

(2)
The bulk of the commitments shown in the table above relate to agreements to purchase product from a counterparty and to sell a similar amount of product (in a different location) to the same counterparty. Many of the commitments shown in the table above are cancellable by either party, as long as notice is given within the time frame specified in the agreement (generally 30 to 120 days).

(3)	An amount equal to this payable is held in a restricted cash account for this purpose.

(4)	Capital expenditure expansion projects represent our 51% interest in the White Cliffs Pipeline expansion.
In addition to the items in the table above, we have entered into various operational commitments and agreements related to pipeline operations and to the marketing, transportation, terminalling and storage of petroleum products. We have also entered into certain petroleum products derivative instruments, for which the fair value is a net asset of $1.7 million at December 31, 2014.
Letters of Credit
In connection with our purchasing activities, we provide certain suppliers and transporters with irrevocable standby letters of credit to secure our obligation for the purchase of petroleum products. Our liabilities with respect to these purchase obligations are recorded as accounts payable on our balance sheet in the month the petroleum products are purchased. Generally, these letters of credit are issued for 70-day periods (with a maximum of 364-day periods) and are terminated upon completion of each transaction. At December 31, 2014 and December 31, 2013, we had outstanding letters of credit of approximately $111.7 million and $122.2 million, respectively.

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
Judgment about the likelihood of event occurring
Regulatory and political environments and requirements
Income Taxes and Valuation Allowance for Deferred Tax Assets
At December 31, 2014, we had a cumulative U.S. federal net operating loss of approximately $82.2 million that can be carried forward to apply against taxable income generated in future years. This carry forward begins to expire in 2031. We had cumulative U.S. state net operating losses of approximately $67.2 million available for carry forward, which begin to expire in 2016. We had a foreign net operating loss of $23.9 million available for indefinite carry forward. We had foreign tax credits of approximately $55.0 million available for carry forward, which begin to expire in 2020.

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
Goodwill and Other Intangible Assets
We apply ASC 805, “Business Combinations,” and ASC 350, “Intangibles – Goodwill and Other,” to account for goodwill and intangible assets. In accordance with these standards, we amortize all finite lived intangible assets over their respective estimated weighted average useful lives, while goodwill has an indefinite life and is not amortized. However, goodwill and all intangible assets are tested for impairment at least annually, or more frequently whenever an event or change in circumstances occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We test for impairment at the reporting unit level using three valuation approaches: first, the income approach which measures the value of an asset by the present value of its future economic benefit; second, the market approach which measures the value of an asset through the analysis of recent sales or offerings of comparable properties; and third, the cost approach which measures the value of an asset by the cost to reconstruct or replace it with another of like utility.
Estimation of future economic benefit requires management to make assumptions about numerous variables including selling prices, costs, the level of activity and appropriate discount rates. If it is determined that the fair value of a reporting unit is below its carrying amount, our goodwill or intangible assets will be impaired at that time.
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
Commodity Price Risk
The table below outlines the range of NYMEX prompt month daily settle prices for crude oil and natural gas futures, and the range of daily propane spot prices provided by an independent, third-party broker for the years ended December 31, 2014, 2013 and 2012.

	Light Sweet Crude Oil Futures ($ per Barrel)	Mont Belvieu (Non-LDH) Spot Propane ($ per Gallon)	Henry Hub Natural Gas Futures ($ per MMBtu)
Year Ended December 31, 2014
High	$107.26	$1.70	$6.15
Low	$53.27	$0.46	$2.89
High/Low Differential	$53.99	$1.24	$3.26
Year Ended December 31, 2013
High	$110.53	$1.31	$4.46
Low	$86.68	$0.79	$3.11
High/Low Differential	$23.85	$0.52	$1.35
Year Ended December 31, 2012
High	$109.77	$1.40	$3.90
Low	$77.69	$0.71	$1.91
High/Low Differential	$32.08	$0.69	$1.99
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
However, the SemGas segment has exposure to commodity price risk because of the nature of certain contracts for which our fee is based on a percentage of proceeds or index related to the prices of natural gas, natural gas liquids and condensate. Given current volumes, liquid recoveries and contract terms, we estimate the following sensitivities over the next twelve months:

•	A $0.10 change in natural gas price results in approximately a $1.0 million impact to Adjusted gross margin.

•	A $0.10 change in natural gas liquids prices (Conway and Mont Belvieu) results in approximately a $2.3 million impact to Adjusted gross margin.
The above sensitivities may be impacted by changes in contract mix, change in production or other factors which are outside of our control.
Additionally, based on our open derivative contracts at December 31, 2014, an increase in the applicable market price or prices for each derivative contract would result in a decrease in our crude oil sales revenues. Likewise, a decrease in the applicable market price or prices for each derivative contract would result in an increase in our crude oil sales revenues. However, the increases or decreases in crude oil sales revenues we recognize from our open derivative contracts are substantially offset by higher or lower crude oil sales revenues when the physical sale of the product occurs. These contracts may be for the purchase or sale of crude oil or in markets different from the physical markets in which we are attempting to hedge our exposure, or may have timing differences relative to the physical markets. As a result of these factors, our hedges may not eliminate all price risks.
The notional volumes and fair value of our commodity derivatives open positions, as well as the change in fair value that would be expected from a 10% market price increase or decrease, is shown in the table below (in thousands):

	Notional Volume (Barrels)	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease	Settlement Date
Crude Oil:
Futures contracts	516	$1,674	$(2,749)	$2,749	January 2015
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
Interest Rate Risk
We use variable rate debt and are exposed to market risk due to the floating interest rates on our credit facilities. Therefore, from time-to-time we may use interest rate derivatives to manage interest obligations on specific debt issuances. Our variable rate debt bears interest at LIBOR or prime, subject to certain floors, plus the applicable margin. At December 31, 2014, an increase in these base rates of 1%, above the base rate floors, would increase our interest expense by $2.7 million per year.
The average interest rates presented below are based upon rates in effect at December 31, 2014 and December 31, 2013. The carrying value of the variable rate instruments in our credit facilities approximate fair value primarily because our rates fluctuate with prevailing market rates.

The following table summarizes our debt obligations:

Liabilities	December 31, 2014		December 31, 2013
Short-term debt—variable rate	$0.0	million	$0.0	million
Average interest rate	—%		—%
Long-term debt—variable rate	$67.0	million	$315.0	million
Average interest rate	3.29%		2.28%
Long-term debt—fixed rate	$300.0	million	$300.0	million
Fixed interest rate	7.50%		7.50%
Long-term debt—fixed rate	$400.0	million	$0.0	million
Fixed interest rate	5.625%		—%
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
A 10% change in the average exchange rate during the years ended December 31, 2014 and 2013, would change operating income by $6.1 million and $4.4 million, respectively.

Item 8. Financial Statements and Supplementary Data
The consolidated financial statements of the Company required to be included in this Form 10-K appear immediately following the signature page to this Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) are effective as of December 31, 2014. This conclusion is based on an evaluation conducted under the supervision and participation of our Chief Executive Officer and Chief Financial Officer along with our management. Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.
Our internal control over financial reporting as of December 31, 2014, has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report that is included herein.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended December 31, 2014, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item concerning our directors and corporate governance matters is incorporated by reference to the information in the sections entitled “PROPOSAL 1 – ELECTION OF DIRECTORS” and “CORPORATE GOVERNANCE,” respectively, of our Proxy Statement for the 2015 Annual Meeting of Stockholders (the “Proxy Statement”). The information required by this item with respect to the Section 16 ownership reports is incorporated by reference to the section entitled “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Proxy Statement. The information required by this item with respect to our executive officers is included in Part I of this Form 10-K under the section entitled “Executive Officers of the Registrant.” A copy of our Code of Business Conduct and Ethics is posted on our website at www.semgroupcorp.com.

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

2.10
Contribution Agreement, dated as of June 23, 2014, by and among SemGroup Corporation, Rose Rock Midstream Holdings, LLC, Rose Rock Midstream GP, LLC, Rose Rock Midstream, L.P. and Rose Rock Midstream Operating, LLC (filed as Exhibit 2.1 to our current report on Form 8-K dated June 23, 2014, filed June 23, 2014).

3.1	Amended and Restated Certificate of Incorporation, dated as of November 30, 2009, of SemGroup Corporation (filed as Exhibit 3.1 to the Form 10).
3.2	Amended and Restated Bylaws, dated as of October 28, 2011, of SemGroup Corporation (filed as Exhibit 3.1 to our current report on Form 8-K dated October 28, 2011, filed October 28, 2011).

Exhibit Number	Description
4.1	Form of stock certificate for our Class A Common Stock, par value $0.01 per share (filed as Exhibit 4.1 to the Form 10).
4.2	Form of stock certificate for our Class B Common Stock, par value $0.01 per share (filed as Exhibit 4.2 to the Form 10).
4.3
Indenture (and form of 7.50% Senior Note due 2021 attached at Exhibit A thereto), dated as of June 14, 2013, by and among SemGroup Corporation, certain of its wholly-owned subsidiaries, as guarantors, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to our current report on Form 8-K dated June 14, 2013, filed June 20, 2013).

4.4
Indenture (and form of 5.625% Senior Note due 2022 attached at Exhibit A thereto), dated as of July 2, 2014, by and among Rose Rock Midstream, L.P., Rose Rock Finance Corporation, the Guarantors party thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to Rose Rock Midstream, L.P.'s current report on Form 8-K dated June 27, 2014, filed July 2, 2014).

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
10.7*
SemGroup Corporation Board of Directors Compensation Plan, effective June 1, 2014 (filed as Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2014, filed August 8, 2014).

10.8*	SemGroup Corporation Nonexecutive Directors’ Compensation Deferral Program (filed as Exhibit 10.7 to the Form 10).
10.9*	SemGroup Corporation Equity Incentive Plan (filed as Exhibit 10.8 to the Form 10).
10.10*
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

10.12*
Form of 2012 Performance Share Unit Award Agreement under the SemGroup Corporation Equity Incentive Plan for executive officers (filed as Exhibit 10.20 to our annual report on Form 10-K for the fiscal year ended December 31, 2011, filed February 29, 2012 (the "2011 Form 10-K")).

10.13*
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
10.15*
SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for executive officers and employees in the United States for awards granted on or after March 1, 2013 (filed as Exhibit 10.33 to our annual report on Form 10-K for the fiscal year ended December 31, 2012, filed March 1, 2013 (the "2012 Form 10-K")).

10.16*
SemGroup Corporation Equity Incentive Plan Form of Performance Share Unit Award Agreement for executive officers for awards granted on or after March 1, 2013 (filed as Exhibit 10.34 to our 2012 Form 10-K).

10.17*
Employment Agreement dated as of March 6, 2014, by and among SemManagement, L.L.C., SemGroup Corporation, Rose Rock Midstream GP, LLC and Carlin G. Conner (filed as Exhibit 10.2 to our current report on Form 8-K dated March 6, 2014, filed March 12, 2014).

10.18*	Employment Agreement dated as of November 30, 2009, by and among SemManagement, L.L.C., SemGroup Corporation and Norman J. Szydlowski (filed as Exhibit 10.11 to the Form 10).
10.19*
Letter Amendment dated March 18, 2010, by and among SemManagement, L.L.C., SemGroup Corporation and Norman J. Szydlowski, amending the Employment Agreement dated as of November 30, 2009 (filed as Exhibit 10.12 to the Form 10).

10.20*
Agreement of Termination of Employment Agreement dated as of March 6, 2014, by and among SemManagement, L.L.C., SemGroup Corporation and Norman J. Szydlowski (filed as Exhibit 10.1 to our current report on Form 8-K dated March 6, 2014, filed March 12, 2014).

10.21*	Form of Severance Agreement between SemGroup Corporation and each of its executive officers other than Norman J. Szydlowski (filed as Exhibit 10.13 to the Form 10).
10.22*	Form of Amendment to Severance Agreement between SemGroup Corporation and certain of its executive officers (filed as Exhibit 10.14 to the 2011 Form 10-K).
10.23*
Form of Second Amendment to Severance Agreement between SemGroup Corporation and certain of its executive officers (filed as Exhibit 10.3 to our current report on Form 8-K dated December 10, 2013, filed December 16, 2013).

10.24*	SemGroup Corporation Short-Term Incentive Program (filed as Exhibit 10.1 to our current report on Form 8-K dated February 24, 2011, filed March 2, 2011).
10.25*	SemGroup Employee Stock Purchase Plan (filed as Appendix A to our definitive proxy statement, filed April 19, 2013).
10.26
Credit Agreement dated November 10, 2011, among Rose Rock Midstream, L.P., as borrower, The Royal Bank of Scotland plc, as administrative agent and collateral agent, the other agents party thereto and the lenders and issuing banks party thereto (filed as Exhibit 10.1 to Rose Rock Midstream, L.P.'s registration statement on Form S-1, File No. 333-176260).

10.27
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

10.28
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

10.29
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
10.31
Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Rose Rock Midstream, L.P. (filed as Exhibit 3.1 to Rose Rock Midstream, L.P.'s current report on Form 8-K dated January 8, 2013, filed January 14, 2013).

10.32
Amendment No. 2, dated as of December 16, 2013, to the Second Amended and Restated Agreement of Limited Partnership of Rose Rock Midstream, L.P. (filed as Exhibit 3.1 to Rose Rock Midstream, L.P.'s current report on Form 8-K dated December 10, 2013, filed December 16, 2013).

10.33
First Amended and Restated Limited Liability Company Agreement of Rose Rock Midstream GP, LLC (filed as Exhibit 3.2 to Rose Rock Midstream, L.P.’s current report on Form 8-K dated December 14, 2011, filed December 20, 2011).

10.34*	Rose Rock Midstream Equity Incentive Plan (filed as Exhibit 10.1 to Rose Rock Midstream, L.P.’s current report on Form 8-K dated December 8, 2011, filed December 14, 2011).
10.35*
Form of Restricted Unit Award Agreement (Employees) under the Rose Rock Midstream Equity Incentive Plan (filed as Exhibit 10.3.1 to Rose Rock Midstream, L.P.’s annual report on Form 10-K for the fiscal year ended December 31, 2011, filed February 29, 2012).

10.36*	Form of Restricted Unit Award Agreement (Employees) under the Rose Rock Midstream Equity Incentive Plan for awards granted on or after March 1, 2013 (filed as Exhibit 10.35 to our 2012 Form 10-K).
21	Subsidiaries of SemGroup Corporation.
23.1	Consent of Independent Registered Public Accounting Firm - BDO USA, LLP.
23.2	Consent of Independent Registered Public Accounting Firm - BDO USA, LLP.
31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Carlin G. Conner, Chief Executive Officer.
31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.
32.1	Section 1350 Certification of Carlin G. Conner, Chief Executive Officer.
32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.
99.1	White Cliffs Pipeline, L.L.C. financial statements presented pursuant to Rule 3-09 of Regulation S-X.
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2014 and 2013, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Statements of Changes in Owners’ Equity for the years ended December 31, 2014, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and (v) the Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMGROUP CORPORATION
Date: February 27, 2015
	By:	/s/ Robert N. Fitzgerald
Robert N. Fitzgerald
Senior Vice President and
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Carlin G. Conner	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2015
Carlin G. Conner

/s/ Robert N. Fitzgerald	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2015
Robert N. Fitzgerald

/s/ Paul F. Largess	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 27, 2015
Paul F. Largess

/s/ John F. Chlebowski	Chairman of the Board and Director	February 27, 2015
John F. Chlebowski

/s/ Ronald A. Ballschmiede	Director	February 27, 2015
Ronald A. Ballschmiede

/s/ Sarah M. Barpoulis	Director	February 27, 2015
Sarah M. Barpoulis

/s/ Karl F. Kurz	Director	February 27, 2015
Karl F. Kurz

/s/ James H. Lytal	Director	February 27, 2015
James H. Lytal

/s/ Thomas R. McDaniel	Director	February 27, 2015
Thomas R. McDaniel

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
SemGroup Corporation
Tulsa, Oklahoma

We have audited the accompanying consolidated balance sheets of SemGroup Corporation (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), owners’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SemGroup Corporation at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SemGroup Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Dallas, Texas
February 27, 2015

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
SemGroup Corporation
Tulsa, Oklahoma
We have audited the internal control over financial reporting of SemGroup Corporation (the “Company”) as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), owners’ equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Dallas, Texas
February 27, 2015

SEMGROUP CORPORATION
Consolidated Balance Sheets
(In thousands, except par value)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$40,598	$79,351
Restricted cash	6,980	5,119
Accounts receivable (net of allowance of $3,260 and $3,661 at December 31, 2014 and 2013, respectively)	351,334	323,965
Receivable from affiliates	16,819	67,273
Inventories	43,532	44,295
Other current assets	20,017	14,011
Total current assets	479,280	534,014
Property, plant and equipment (net of accumulated depreciation of $245,629 and $188,720 at December 31, 2014 and 2013, respectively)	1,256,825	1,105,728
Equity method investments	577,920	565,124
Goodwill	58,326	62,021
Other intangible assets (net of accumulated amortization of $20,545 and $12,655 at December 31, 2014 and 2013, respectively)	173,065	174,838
Other noncurrent assets, net	44,386	28,889
Total assets	$2,589,802	$2,470,614
LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$257,177	$254,467
Payable to affiliates	13,460	62,279
Accrued liabilities	92,694	83,429
Payables to pre-petition creditors	3,129	3,177
Warrant liability	—	58,134
Deferred revenue	23,688	25,538
Other current liabilities	1,474	12,153
Current portion of long-term debt	40	37
Total current liabilities	391,662	499,214
Long-term debt	767,092	615,088
Deferred income taxes	161,956	100,945
Other noncurrent liabilities	49,655	41,504
Commitments and contingencies (Note 17)
SemGroup Corporation owners’ equity:
Common stock, $0.01 par value (authorized - 100,000 shares; issued - 44,689 and 42,898 shares, respectively)	436	425
Additional paid-in capital	1,245,877	1,154,516
Treasury stock, at cost (862 and 437 shares, respectively)	(1,332)	(613)
Accumulated deficit	(68,332)	(97,572)
Accumulated other comprehensive loss	(27,141)	(2,854)
Total SemGroup Corporation owners’ equity	1,149,508	1,053,902
Noncontrolling interests in consolidated subsidiaries	69,929	159,961
Total owners’ equity	1,219,437	1,213,863
Total liabilities and owners’ equity	$2,589,802	$2,470,614
The accompanying notes are an integral part of these consolidated financial statements.

SEMGROUP CORPORATION
Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per share amounts)

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Revenues:
Product	$1,780,314	$1,145,104	$953,738
Service	233,239	140,198	117,721
Other	109,026	141,714	166,038
Total revenues	2,122,579	1,427,016	1,237,497
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	1,623,358	1,020,100	874,885
Operating	246,613	223,585	224,700
General and administrative	87,845	78,597	71,918
Depreciation and amortization	98,397	66,409	48,210
Loss (gain) on disposal or impairment of long-lived assets, net	32,592	(239)	(3,531)
Total expenses	2,088,805	1,388,452	1,216,182
Earnings from equity method investments	64,199	52,477	36,036
Gain on issuance of common units by equity method investee	29,020	26,873	—
Operating income	126,993	117,914	57,351
Other expenses (income):
Interest expense	49,044	25,142	8,902
Foreign currency transaction loss (gain)	(86)	(1,633)	298
Other expense (income), net	(20,536)	45,906	21,271
Total other expenses, net	28,422	69,415	30,471
Income from continuing operations before income taxes	98,571	48,499	26,880
Income tax expense (benefit)	46,513	(17,254)	(2,078)
Income from continuing operations	52,058	65,753	28,958
Income (loss) from discontinued operations, net of income taxes	(1)	59	2,939
Net income	52,057	65,812	31,897
Less: net income attributable to noncontrolling interests	22,817	17,710	9,797
Net income attributable to SemGroup	$29,240	$48,102	$22,100
Net income	$52,057	$65,812	$31,897
Other comprehensive income (loss):
Currency translation adjustments, net of income taxes	(20,551)	(6,363)	12,635
Other, net of income taxes	(3,736)	4,808	(59)
Total other comprehensive income (loss)	(24,287)	(1,555)	12,576
Comprehensive income	27,770	64,257	44,473
Less: comprehensive income attributable to noncontrolling interests	22,817	17,710	9,797
Comprehensive income attributable to SemGroup	$4,953	$46,547	$34,676
Net income per common share (Note 19):
Basic	$0.69	$1.14	$0.53
Diluted	$0.68	$1.13	$0.52
The accompanying notes are an integral part of these consolidated financial statements.

SEMGROUP CORPORATION
Consolidated Statements of Changes in Owners’ Equity
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Owners’ Equity
Balance at December 31, 2011	$418	$1,032,365	$—	$(167,812)	$(13,875)	$127,569	$978,665
Net income	—	—	—	22,100	—	9,797	31,897
Other comprehensive income, net of income taxes	—	—	—	—	12,576	—	12,576
Distributions to noncontrolling interests	—	—	—	—	—	(8,502)	(8,502)
Non-cash equity compensation	—	6,195	—	—	—	308	6,503
Warrants exercised	—	631	—	—	—	—	631
Issuance of common stock under compensation plans	2	(2)	—	—	—	—	—
Repurchase of common stock	—	—	(242)	—	—	—	(242)
Other	—	—	—	38	—	(38)	—
Balance at December 31, 2012	420	1,039,189	(242)	(145,674)	(1,299)	129,134	1,021,528
Net income	—	—	—	48,102	—	17,710	65,812
Other comprehensive loss, net of income taxes	—	—	—	—	(1,555)	—	(1,555)
Distributions to noncontrolling interests	—	—	—	—	—	(17,647)	(17,647)
Rose Rock Midstream, L.P. equity issuance	—	—	—	—	—	210,226	210,226
Transfer of SemCrude Pipeline interest to Rose Rock	—	112,929	—	—	—	(180,220)	(67,291)
Warrants exercised	4	21,375	—	—	—	—	21,379
Dividends paid	—	(25,429)	—	—	—	—	(25,429)
Unvested dividend equivalent rights	—	(71)	—	—	—	(48)	(119)
Non-cash equity compensation	—	6,524	—	—	—	806	7,330
Issuance of common stock under compensation plans	1	(1)	—	—	—	—	—
Repurchase of common stock	—	—	(371)	—	—	—	(371)
Balance at December 31, 2013	425	1,154,516	(613)	(97,572)	(2,854)	159,961	1,213,863
Net income	—	—	—	29,240	—	22,817	52,057
Other comprehensive loss, net of income taxes	—	—	—	—	(24,287)	—	(24,287)
Distributions to noncontrolling interests	—	—	—	—	—	(28,494)	(28,494)
Transfer of SemCrude Pipeline interest to Rose Rock	—	53,243	—	—	—	(85,173)	(31,930)
Warrants exercised	9	73,008	—	—	—	—	73,017
Dividends paid	—	(44,206)	—	—	—	—	(44,206)
Unvested dividend equivalent rights	—	(173)	—	—	—	(125)	(298)
Non-cash equity compensation	—	7,319	—	—	—	943	8,262
Issuance of common stock under compensation plans	2	2,170	—	—	—	—	2,172
Repurchase of common stock	—	—	(719)	—	—	—	(719)
Balance at December 31, 2014	$436	$1,245,877	$(1,332)	$(68,332)	$(27,141)	$69,929	$1,219,437
 The accompanying notes are an integral part of these consolidated financial statements.

SEMGROUP CORPORATION
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Cash flows from operating activities:
Net income	$52,057	$65,812	$31,897
Adjustments to reconcile net income to net cash provided by operating activities:
Net unrealized (gain) loss related to derivative instruments	(1,734)	(974)	1,196
Depreciation and amortization	98,397	66,409	48,646
Loss (gain) on disposal or impairment of long-lived assets, net	32,592	(216)	(6,621)
Earnings from equity method investments	(64,199)	(52,477)	(36,036)
Gain on issuance of common units by equity method investee	(29,020)	(26,873)	—
Gain on sale of common units of equity method investee	(34,211)	—	—
Distributions from equity method investments	85,261	63,651	36,440
Amortization of debt issuance costs	3,632	2,732	2,425
Deferred tax expense (benefit)	36,148	(36,274)	(11,818)
Non-cash equity compensation	8,386	7,330	6,503
Excess tax benefit from equity-based awards	(1,650)	—	—
Loss on fair value of warrants	13,423	46,433	21,310
Provision for uncollectible accounts receivable, net of recoveries	360	(372)	(315)
Inventory valuation adjustment	5,667	—	—
Currency (gain) loss	(86)	(1,633)	298
Changes in operating assets and liabilities (Note 23)	(23,365)	39,861	(14,283)
Net cash provided by operating activities	181,658	173,409	79,642
Cash flows from investing activities:
Capital expenditures	(270,506)	(215,609)	(119,319)
Proceeds from sale of long-lived assets	4,445	1,279	2,641
Contributions to equity method investments	(71,131)	(173,868)	(78,253)
Payments to acquire businesses	(44,508)	(362,456)	—
Proceeds from sale of common units of equity method investee	79,741	—	—
Proceeds from sale of non-consolidated affiliate	—	—	3,500
Proceeds from the sale of SemStream assets	—	—	12,250
Distributions from equity method investments in excess of equity in earnings	11,734	12,246	17,290
Net cash used in investing activities	(290,225)	(738,408)	(161,891)
Cash flows from financing activities:
Debt issuance costs	(8,686)	(14,936)	(707)
Borrowings on credit facilities and issuance of senior unsecured notes	1,254,244	1,268,474	318,000
Principal payments on credit facilities and other obligations	(1,102,272)	(859,412)	(222,066)
Distributions to noncontrolling interests	(28,494)	(17,647)	(8,502)
Proceeds from warrant exercises	1,451	225	—
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(719)	(371)	(242)
Dividends paid	(44,206)	(25,429)	—
Proceeds from issuance of common stock under employee stock purchase plan	340	—	—
Excess tax benefit from equity-based awards	1,650	—	—
Proceeds from issuance of Rose Rock Midstream, L.P. common units, net of offering costs	—	210,226	—
Net cash provided by financing activities	73,308	561,130	86,483

Effect of exchange rate changes on cash and cash equivalents	(3,494)	3,191	(610)
Change in cash and cash equivalents	(38,753)	(678)	3,624
Change in cash and cash equivalents included in discontinued operations	—	—	2,792
Change in cash and cash equivalents from continuing operations	(38,753)	(678)	6,416
Cash and cash equivalents at beginning of period	79,351	80,029	73,613
Cash and cash equivalents at end of period	$40,598	$79,351	$80,029
The accompanying notes are an integral part of these consolidated financial statements.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

1.	OVERVIEW
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
At December 31, 2014, our reportable segments include the following:

•	Crude conducts crude oil transportation, storage, terminalling, gathering and marketing operations in the United States. Crude’s assets include:

•
the 2% general partner interest and a 56.8% limited partner interest in Rose Rock Midstream, L.P. ("Rose Rock"), which owns an approximate 570-mile crude oil pipeline network in Kansas and Oklahoma, a crude oil gathering, storage and marketing business in the Bakken Shale in North Dakota and Montana, a crude oil storage facility in Cushing, Oklahoma with a capacity of 7.6 million barrels and a crude oil trucking fleet of over 255 transport trucks and 275 trailers;

•
a 51% ownership interest (through our interest in Rose Rock) in White Cliffs Pipeline, L.L.C. ("White Cliffs"), which owns a 527-mile pipeline, consisting of two 12-inch common carrier, crude oil pipelines, that transports crude oil from Platteville, Colorado to Cushing, Oklahoma (the "White Cliffs Pipeline"); and

•	a 50% ownership interest in Glass Mountain Pipeline LLC ("Glass Mountain"), which owns a 210-mile crude oil pipeline in western and north central Oklahoma ("the Glass Mountain Pipeline").

•
SemStream, which owns 6,652,101 common units representing 7.5% of the total limited partner interests, as of September 30, 2014, in NGL Energy Partners LP ("NGL Energy") (NYSE: NGL), which owns and operates wholesale and retail propane storage and distribution assets, crude oil logistics and water treatment services in the United States, and a 11.78% interest in the general partner of NGL Energy. We report the results of our investment in NGL Energy under the equity method on a one-quarter lag (Note 5).

•
SemCAMS, which provides natural gas gathering and processing services in Alberta, Canada. SemCAMS owns working interests in, and operates, four natural gas processing plants with a combined operating capacity of 695 million cubic feet per day.

•
SemGas, which provides natural gas gathering and processing services in the United States. SemGas owns and operates gathering systems and four processing plants in Oklahoma, Texas and Kansas with 388 million cubic feet per day of capacity.

•
SemLogistics, which provides refined product and crude oil storage services in the United Kingdom. SemLogistics owns a facility in Wales that has multi-product storage capacity of approximately 8.7 million barrels.

•
SemMexico, which purchases, produces, stores, and distributes liquid asphalt cement products in Mexico. SemMexico operates an in-country network of fourteen asphalt cement terminals and modification facilities, one toll manufacturing facility and one portable rail unloading facility.

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

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements
2.    CONSOLIDATION AND BASIS OF PRESENTATION, Continued

Proportionally consolidated assets
Our SemCAMS segment owns undivided interests in certain natural gas gathering and processing assets, for which we record only our proportionate share of the assets on the consolidated balance sheets. The net book value of the property, plant and equipment recorded by us associated with these undivided interests is approximately $209.8 million at December 31, 2014. We serve as operator of these facilities and incur the costs of operating the facilities (recorded as operating expenses in the consolidated statements of operations) and charge the other owners for their proportionate share of the costs (recorded as other revenue in the consolidated statements of operations).
Equity method investments
We own a 51% interest in White Cliffs. The other owners have substantive rights to participate in the management of White Cliffs. Because of this, we account for it under the equity method. In 2014 and 2013, we sold our interest in SemCrude Pipeline, which holds the 51% interest in White Cliffs, to our consolidated subsidiary Rose Rock. We will continue to account for our interest under the equity method. No gain was recorded on the transaction as it was between entities under common control.
We own general partner and limited partner interests in NGL Energy which we account for under the equity method.
We own a 50% interest in Glass Mountain which we account for under the equity method.
Discontinued operations
During 2012, we completed the disposition of SemStream's residential propane supply business in Arizona, which is accounted for as a discontinued operation (Note 8).

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
USE OF ESTIMATES—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Our significant estimates include, but are not limited to: (1) allowances for doubtful accounts receivable; (2) estimated useful lives of assets, which impact depreciation; (3) estimated fair values of long-lived assets used in impairment tests; (4) fair values of derivative instruments; (5) valuation allowances for deferred tax assets; and (6) accrual and disclosure of contingent losses. Although management believes these estimates are reasonable, actual results could differ materially from these estimates.
CASH AND CASH EQUIVALENTS—Cash includes currency on hand and demand and time deposits with banks or other financial institutions. Cash equivalents include highly liquid investments with maturities of three months or less at the date of purchase. Balances at financial institutions may exceed federally insured limits.
RESTRICTED CASH—At December 31, 2014, we had not yet completed the process of disbursing funds held in reserve accounts to settle pre-petition claims related to our predecessor's bankruptcy. Of the restricted cash balance of $7.0 million at December 31, 2014, approximately $3.8 million is restricted for this purpose. See payables to pre-petition creditors below.
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
Depreciation is calculated primarily on the straight-line method over the following estimated useful lives:

Pipelines and related facilities	10 – 31 years
Storage and terminal facilities	10 – 25 years
Natural gas gathering and processing facilities	10 – 31 years
Trucking equipment and other	3 – 7 years
Office property and equipment	3 – 31 years

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
As shown in Note 14, the fair value of commodity derivatives at December 31, 2014 and 2013 are recorded to other current assets or other current liabilities on the consolidated balance sheets. Related margin deposits are recorded to other current assets or other current liabilities on the consolidated balance sheets. Margin deposits are not generally netted against derivative assets or liabilities.
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
PAYABLES TO PRE-PETITION CREDITORS—At December 31, 2014, we had not yet completed the process of disbursing funds held in reserve accounts to settle pre-petition claims related to our predecessor's bankruptcy. We recorded a liability of $3.1 million at December 31, 2014 associated with these obligations and a liability of $0.7 million which is associated with discontinued operations and is reported within other current liabilities. Cash is held in accounts restricted for this purpose which is included in Restricted Cash on the balance sheet. All pre-petition claims payable from these accounts have been settled and we expect to disburse the cash as soon as the accounts have been reconciled.
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

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

4.	ROSE ROCK MIDSTREAM, L.P.
At December 31, 2014, we owned the 2% general partner interest and a 56.8% limited partner interest that included 6,814,709 common units, 8,389,709 subordinated units and 3,750,000 Class A units of Rose Rock. We also own certain incentive distribution rights, which are described below. We control the operations of Rose Rock through our ownership of the general partner interest, and we continue to consolidate Rose Rock. The outside ownership interests in Rose Rock are reflected in “noncontrolling interests in consolidated subsidiaries” on our consolidated balance sheets. The portion of the net income of Rose Rock that is attributable to outside owners is reflected within “net income attributable to noncontrolling interests” in our consolidated statements of operations and comprehensive income.
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

The following table shows the distributions paid related to the earnings for each of the following periods (in thousands, except for per unit amounts):

	Distribution Per Unit		Distributions Paid
Quarter Ended			SemGroup				Noncontrolling Interest Common Units	Total Distributions
			General Partner	Incentive Distributions	Common Units	Subordinated Units
December 31, 2011	$0.0670	*	$23	$—	$93	$561	$470	$1,147
March 31, 2012	$0.3725		$128	$—	$517	$3,125	$2,607	$6,377
June 30, 2012	$0.3825		$131	$—	$532	$3,209	$2,678	$6,550
September 30, 2012	$0.3925		$134	$—	$545	$3,294	$2,748	$6,721
December 31, 2012	$0.4025		$167	$—	$1,163	$3,377	$3,624	$8,331
March 31, 2013	$0.4300		$179	$41	$1,242	$3,607	$3,872	$8,941
June 30, 2013	$0.4400		$183	$72	$1,271	$3,692	$3,962	$9,180
September 30, 2013	$0.4500		$232	$127	$1,301	$3,775	$6,189	$11,624
December 31, 2013	$0.4650		$257	$244	$2,041	$3,901	$6,398	$12,841
March 31, 2014	$0.4950		$278	$488	$2,173	$4,153	$6,811	$13,903
June 30, 2014	$0.5350		$334	$888	$3,646	$4,488	$7,362	$16,718
September 30, 2014	$0.5750		$377	$1,835	$3,918	$4,824	$7,912	$18,866
December 31, 2014	$0.6200	**	$485	$3,487	$6,551	$5,202	$8,544	$24,269
*Minimum quarterly distribution for quarter ended December 31, 2011 was prorated for the period beginning immediately after the closing of Rose Rock’s IPO, December 14, 2011 through December 31, 2011.
** The distribution to common unitholders related to earnings for the quarter ended December 31, 2014 was payable on February 13, 2015 to holders of record at February 3, 2015. As such, the Class A units, which converted to common units on January 1, 2015, were eligible for the distribution which is reflected in the amount paid to common unitholders.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

4.	ROSE ROCK MIDSTREAM, L.P., Continued

Certain summarized balance sheet information of Rose Rock is shown below (in thousands):

	December 31, 2014	December 31, 2013
Cash	$3,666	$15,459
Other current assets	270,224	306,128
Property, plant and equipment, net	335,910	311,616
Equity method investment	269,635	224,095
Goodwill	36,116	28,322
Other noncurrent assets	29,677	11,627
Total assets	$945,228	$897,247
Current liabilities	$263,680	$293,031
Long-term debt	432,092	245,088
Partners’ capital attributable to SemGroup	179,527	120,610
Partners’ capital attributable to noncontrolling interests	69,929	159,961
Noncontrolling interest in consolidated subsidiaries retained by SemGroup	—	78,557
Total liabilities and partners’ capital	$945,228	$897,247
Certain summarized income statement information of Rose Rock for the years ended December 31, 2014, 2013, and 2012 is shown below (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Revenue	$1,290,644	$766,526	$620,417
Costs of products sold	$1,131,362	$663,759	$546,966
Operating, general and administrative expenses	$97,575	$51,082	$35,385
Depreciation and amortization expense	$36,072	$23,165	$12,131
Earnings from equity method investment	$57,378	$17,571	$—
Net income	$62,577	$38,005	$23,954
Noncontrolling interest in consolidated subsidiaries retained by SemGroup	$7,758	$1,256	$—
Net income attributable to Rose Rock Midstream, L.P.	$54,819	$36,749	$23,954
Drop-down Transactions with Rose Rock
2014 drop-down transaction
On June 23, 2014, we contributed the remaining 33% interest in SemCrude Pipeline, L.L.C. ("SCPL") to Rose Rock in exchange for (i) cash of approximately $114.4 million, (ii) the issuance of 2.425 million common units, (iii) the issuance of 1.25 million Class A units, and (iv) an increase of the capital account of the general partner and a related issuance of general partner interest, to allow the general partner to maintain its 2% general partner interest. Subsequent to this transaction, Rose Rock owns 100% of SCPL, which owns a 51% membership interest in White Cliffs.
The Class A units were not entitled to receive any distribution of available cash (other than upon liquidation) prior to the first day of the month immediately following the first month for which the average daily throughput volumes on the White Cliffs Pipeline for such month are 125,000 barrels per day or greater. The Class A units converted to common units in January 2015.
As this transaction was between parties under common control, Rose Rock recorded its interest in SCPL at SemGroup's historical value and as such no gain on the sale was recognized by SemGroup. Proceeds in excess of the historical value were accounted for as a dividend from Rose Rock to SemGroup and resulted in a $85.2 million reduction to noncontrolling interests in consolidated subsidiaries and an offsetting increase to additional paid-in capital of $53.2 million (net of tax impact of $31.9 million). This non-cash entry represents the portion of the proceeds in excess of

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

4.	ROSE ROCK MIDSTREAM, L.P., Continued

historical cost which were attributed to Rose Rock's third-party unitholders. SemGroup used the proceeds from these transactions to pay amounts owed under its revolving credit facility.
SemGroup incurred approximately $0.9 million of expense associated with this transaction, including $0.4 million of costs incurred by Rose Rock.
2013 drop-down transactions
On January 11, 2013, we contributed a 33% interest in SCPL to Rose Rock in exchange for (i) cash of approximately $189.5 million, (ii) the issuance of 1.5 million common units, (iii) the issuance of 1.25 million Class A units and (iv) an increase of the capital account of the general partner of Rose Rock and a related issuance of general partner interest, to allow the general partner of Rose Rock to maintain its 2% general partner interest.
In connection with this transaction, Rose Rock issued and sold 2.0 million common units to third-party purchasers in a private placement for aggregate consideration of approximately $59.3 million. In addition, Rose Rock made a borrowing of $133.5 million under its revolving credit facility. The proceeds from the private placement and the borrowing were used by Rose Rock to fund the cash consideration in the transaction with us and to pay certain related transaction costs and expenses.
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
As these transactions were between parties under common control, Rose Rock recorded its interest in SCPL at SemGroup's historical value and as such no gain was recognized by SemGroup. Proceeds in excess of the historical value were accounted for as a dividend from Rose Rock to SemGroup and resulted in a $180.2 million reduction to noncontrolling interests in consolidated subsidiaries and an offsetting increase to additional paid-in capital of $112.9 million (net of tax impact of $67.3 million). This non-cash entry represents the portion of the proceeds in excess of historical cost which were attributed to Rose Rock's third-party unitholders. SemGroup used the proceeds from these transactions to pay amounts owed under its revolving credit facility.
SemGroup incurred approximately $2.2 million of expense associated with these transactions, including expenses of Rose Rock. Rose Rock incurred $1.6 million of equity issuance costs which were offset against proceeds, $1.6 million of costs related to the January 2013 borrowing which were deferred, and $0.9 million of acquisition related costs which were expensed.
Rose Rock equity issuance
In August 2013, Rose Rock sold 4.75 million common limited partner units to third-party purchasers for $152.5 million, net of underwriting discounts and commissions. Proceeds were used to repay borrowings on the Rose Rock credit facility.
Rose Rock subsequent events
On January 1, 2015, certain operational targets were achieved by White Cliffs and all 3,750,000 Class A units held by the Company were converted to common units on a one-for-one basis. The conversion did not impact the total number of the Rose Rock's outstanding units representing limited partner interests.
On February 13, 2015, we contributed the Wattenberg Oil Trunkline and Glass Mountain Holding, LLC, which holds our 50% interest in Glass Mountain, to Rose Rock in exchange for (i) cash of approximately $251.2 million, (ii) the issuance of 1.75 million common units and (iii) an increase of the capital account of the general partner of Rose Rock and a related issuance of general partner interest, to allow the general partner of Rose Rock to maintain its 2% general partner interest. The cash consideration was funded through a borrowing under Rose Rock's credit facility and the issuance and sale of 2.3 million common units in an underwritten public offering for net proceeds of $89.1 million. As the acquisition was between parties under common control, Rose Rock will record its interest in acquired assets and liabilities at SemGroup's historical value and SemGroup will not recognize a gain on the transaction. Proceeds in excess of the historical value will be accounted for as a dividend from Rose Rock to SemGroup.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

4.	ROSE ROCK MIDSTREAM, L.P., Continued

On February 17, 2015, certain targets specified in Rose Rock’s partnership agreement were achieved and all 8,389,709 subordinated units held by the Company were converted to common units. The conversion did not impact the total number of Rose Rock’s outstanding units representing limited partner interests.

5.	EQUITY METHOD INVESTMENTS
Our equity method investments consist of the following (in thousands):

	December 31, 2014	December 31, 2013
White Cliffs	$269,635	$224,095
NGL Energy	162,246	208,848
Glass Mountain	146,039	132,181
Total equity method investments	$577,920	$565,124
Our earnings from equity method investments consist of the following (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
White Cliffs	$57,378	$45,459	$36,439
NGL Energy*	2,343	7,123	(403)
Glass Mountain	4,478	(105)	—
Total earnings from equity method investments	$64,199	$52,477	$36,036
* Excluding gains on issuance of common units of $29.0 million and $26.9 million for the years ended December 31, 2014 and 2013, respectively.
Cash distributions received from equity method investments consist of the following (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
White Cliffs	$66,768	$57,576	$44,514
NGL Energy	23,404	18,321	9,217
Glass Mountain	6,823	—	—
Total cash distributions received from equity method investments	$96,995	$75,897	$53,731
White Cliffs
Certain summarized balance sheet information of White Cliffs is shown below (in thousands):

	December 31, 2014	December 31, 2013
Current assets	$35,623	$98,457
Property, plant and equipment, net	471,179	312,831
Goodwill	17,000	17,000
Other intangible assets, net	16,043	20,802
Total assets	$539,845	$449,090
Current liabilities	$11,108	$9,648
Members’ equity	528,737	439,442
Total liabilities and members’ equity	$539,845	$449,090

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

5.	EQUITY METHOD INVESTMENTS, Continued

Certain summarized income statement information of White Cliffs for the years ended December 31, 2014, 2013 and 2012 is shown below (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Revenue	$160,369	$133,310	$108,125
Operating, general and administrative expenses	$23,067	$23,825	$14,821
Depreciation and amortization expense	$23,257	$18,668	$19,963
Net income	$114,045	$90,817	$73,341
The equity in earnings of White Cliffs for the years ended December 31, 2014, 2013 and 2012 reported in our consolidated statements of operations is less than 51% of the net income of White Cliffs for the same period. This is due to certain general and administrative expenses we incur in managing the operations of White Cliffs that the other members are not obligated to share. Such expenses are recorded by White Cliffs, and are allocated to our membership interests. White Cliffs recorded $1.6 million, $1.8 million and $2.0 million of such general and administrative expense for the years ended December 31, 2014, 2013 and 2012, respectively.
The members of White Cliffs are required to fund capital contribution requirements for White Cliffs related to an expansion project adding approximately 65,000 barrels per day of capacity. We expect to contribute $40.0 million for this project. The project is expected to be complete in late 2015.
In August 2014, White Cliffs completed an expansion project adding a parallel 12" pipeline from Platteville, Colorado to Cushing, Oklahoma. For the years ended December 31, 2014, 2013 and 2012, we contributed $53.3 million, $95.5 million and $2.3 million, respectively, for project funding. This expansion increased White Cliffs’ capacity to about 150,000 barrels per day and became fully operational in the third quarter of 2014.
Our membership interest in White Cliffs is significant as defined by Securities and Exchange Commission’s Regulation S-X Rule 1-02(w). Accordingly, as required by Regulation S-X Rule 3-09, we have included the audited financial statements of White Cliffs as of December 31, 2014 and 2013 and for each of the three years in the period ended December 31, 2014 as an exhibit to this Form 10-K.
NGL Energy
At December 31, 2014, we owned 6,652,101 common units representing limited partner interests in NGL Energy, which represents approximately 7.5% of the limited partner units of NGL Energy outstanding at September 30, 2014, and an 11.78% interest in the general partner of NGL Energy.
On October 27, 2014, we agreed to terminate our right to appoint two representatives to the Board of Directors of NGL Energy Holdings LLC, the general partner of NGL Energy, and our current representatives resigned. We no longer have significant influence over NGL Energy Holdings, LLC or NGL Energy. However, in accordance with ASC 323-30-S99-1, we have continued to account for these investments under the equity method as our ownership is above the 3 to 5 percent interest which is generally considered to be more than minor.
At December 31, 2014, the fair market value of our 6,652,101 common unit investment in NGL Energy was $186.2 million, based on a December 31, 2014 closing price of $27.99 per common unit. This does not reflect our 11.78% interest in the general partner of NGL Energy. The fair value of our limited partner investment in NGL Energy is categorized as a Level 1 measurement, as it is based on quoted market prices.
Our policy is to record our equity in earnings of NGL Energy on a one-quarter lag, as we do not expect information on the earnings of NGL Energy to always be available in time to consistently record the earnings in the quarter in which they are generated. Accordingly, the equity in earnings from NGL Energy, which is reflected in our consolidated statements of operations and comprehensive income for the years ended December 31, 2014, 2013 and 2012 relates to the earnings of NGL Energy for the twelve months ended September 30, 2014, 2013 and 2012 respectively.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

5.	EQUITY METHOD INVESTMENTS, Continued

Certain unaudited summarized balance sheet information of NGL Energy is shown below (in thousands):

	(unaudited)	(unaudited)
	September 30, 2014	September 30, 2013
Current assets	$2,585,053	$1,013,859
Property plant and equipment, net	1,433,313	631,663
Goodwill	1,170,490	840,287
Intangible and other assets, net	1,362,823	540,684
Total assets	$6,551,679	$3,026,493
Current liabilities	$1,759,980	$800,658
Long-term debt	2,437,351	906,066
Other noncurrent liabilities	39,518	2,673
Equity	2,314,830	1,317,096
Total liabilities and equity	$6,551,679	$3,026,493
Certain unaudited summarized income statement information of NGL Energy for the twelve months ended September 30, 2014 and 2013 is shown below (in thousands):

	(unaudited) Twelve Months Ended September 30, 2014	(unaudited) Twelve Months Ended September 30, 2013	(unaudited) Twelve Months Ended September 30, 2012
Revenue	$15,748,520	$5,935,715	$2,371,524
Costs of products sold	$15,054,291	$5,478,361	$2,182,263
Operating, general and administrative expenses	$440,609	$276,905	$125,889
Depreciation and amortization expense	$162,443	$94,050	$34,621
Net income	$11,409	$44,378	$5,405
Our limited partnership interest was diluted in connection with NGL Energy equity offerings and equity issued as consideration for acquisitions in 2014 and 2013. Accordingly, we recorded non-cash gains of $29.0 million and $26.9 million for the years ended December 31, 2014 and 2013, respectively, related to these transactions, which are included in "gain on issuance of common units by equity method investee" in our consolidated statements of operations and comprehensive income.
During the year ended December 31, 2014, we sold 2,481,308 of our NGL Energy common units for $88.8 million, net of related costs of $3.1 million. We recorded a net gain of approximately $34.2 million in "other expense (income), net" in our consolidated statement of operations and comprehensive income.
Subsequent to December 31, 2014, we sold 999,533 of our NGL Energy common units for $29.0 million, net of related costs of $0.4 million. We realized a net gain of approximately $7.5 million as a result of these transactions.
Our ownership interest in NGL Energy is significant as defined by Securities and Exchange Commission’s Regulation S-X Rule 1-02(w). Accordingly, as required by Regulation S-X Rule 3-09, we will amend this Form 10-K to include the audited financial statements of NGL Energy as of March 31, 2015 and 2014 and for each of the three years in the period ended March 31, 2015 as an exhibit, when available.
Glass Mountain
We hold a 50% interest in Glass Mountain which we account for under the equity method. Glass Mountain began operations in the first quarter of 2014. We invested $16.2 million and $57.8 million in Glass Mountain for the years ended December 31, 2014 and 2013, respectively, including our capital contributions, amounts paid to acquire additional ownership interests, and capitalized interest.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

5.	EQUITY METHOD INVESTMENTS, Continued

The excess of the recorded amount of our investment over the book value of our share of the underlying net assets represents equity method goodwill and capitalized interest of $31.0 million and $4.1 million, respectively, at December 31, 2014. Capitalized interest is amortized as a reduction of earnings from equity method investments.
The equity in earnings of Glass Mountain for the year ended December 31, 2014 reported in our consolidated statement of operations and comprehensive income is less than 50% of the net income of Glass Mountain for the same period due to amortization of capitalized interest for the period.
Certain summarized balance sheet information of Glass Mountain is shown below (in thousands):

December 31, 2014
Current assets	$8,810
Property, plant and equipment, net	215,876
Total assets	$224,686
Current liabilities	$2,643
Other Liabilities	42
Members’ equity	222,001
Total liabilities and members’ equity	$224,686
Certain unaudited summarized income statement information of Glass Mountain for the year ended December 31, 2014 is shown below (in thousands):

Year Ended December 31, 2014
Revenue	$30,398
Operating, general and administrative expenses	$7,176
Depreciation and amortization expense	$13,872
Net income	$9,344
Our ownership interest in Glass Mountain is not significant as defined by Securities and Exchange Commission's Regulation S-X Rule 1-02(w). Accordingly, no audited financial statements of Glass Mountain pursuant to Regulation S-X 3-09 have been included as an exhibit to this Form 10-K.

6.	ACQUISITIONS
Crude oil trucking assets
On June 24, 2014, our consolidated subsidiary, Rose Rock, acquired crude oil trucking assets from a subsidiary of Chesapeake Energy Corporation ("Chesapeake") (NYSE: CHK) for $44.0 million in cash. Highlights of the transaction include:

•	124 trucks, 122 trailers and miscellaneous equipment; and

•	a long-term transportation agreement with Chesapeake Energy Marketing, Inc.
The results of operations of these assets from June 24, 2014 through December 31, 2014 have been included in our Crude segment in our consolidated statements of operations and comprehensive income and balance sheet as of December 31, 2014. During the year ended December 31, 2014, our consolidated statements of operation and comprehensive income did not include material amounts of revenue or operating income related to these assets. The proforma impact to comparative prior year periods, had the acquisition occurred at the beginning of the comparative prior year period, is not significant.
Fair values of the acquired assets were determined based on the cost, income and market approach methodologies. The trucks and equipment acquired were valued based on the cost approach, which considers the replacement cost of the assets adjusted for depreciation and physical deterioration, and the market approach, which considers the value of

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

6.	ACQUISITIONS, Continued

transactions for comparable assets. The value of the customer contract was determined based on the income approach using the excess earnings method over the remaining life of the contract and assuming a 95% probability of renewal.
We have recorded the fair value of the assets acquired as follows (in thousands):

Property, plant and equipment	$19,092
Customer contract intangible	17,010
Goodwill	7,892
Total assets acquired	$43,994
The above finalized purchase price allocation resulted in adjustments to previously reported estimates. Our preliminary estimate of the value of the acquired property, plant and equipment was reduced by $2.6 million and our estimate of the value of the intangible asset was increased by $12.6 million which resulted in a decrease in the value of the associated goodwill of $10.0 million.
Goodwill represents the excess of the estimated consideration paid for the acquired business over the fair value of the individual assets acquired. Goodwill primarily represents the value of the acquired business as a platform for growth and the acquired assembled workforce.
Mid-America Midstream Gas Services, L.L.C.
On August 1, 2013, our SemGas segment acquired the equity interest of Mid-America Midstream Gas Services, L.L.C. ("MMGS"), a wholly owned subsidiary of Chesapeake, which is the owner of gas gathering and processing assets in the Mississippi Lime play for approximately $314.0 million in cash. We incurred approximately $3.6 million in transaction related general and administrative expenses. The transaction was funded through the combination of a portion of the net proceeds from the sale of $300 million of 7.50% senior unsecured notes (Note 16) and a borrowing under the revolving credit facility under SemGroup's corporate credit agreement. Highlights of the acquisition include the following:

•	200 miles of gathering pipeline;

•	Rose Valley I plant - A 200 mmcf/d (million cubic feet per day) cryogenic processing plant, placed in operation in the first quarter of 2014;

•	Rose Valley II plant - A 200 mmcf/d cryogenic processing plant, expected to be in operation in mid-2015;

•
Approximately 540,000 net acre dedication in the core of the Mississippi Lime play, supported by a joint venture between Chesapeake and Sinopec International Petroleum Exploration and Production Corporation ("Sinopec"); and

•	A 20-year, 100% fee based, gas gathering and processing agreement with certain affiliates of Chesapeake and Sinopec.
Fair values of the acquired assets were determined based on the cost, income and market approach methodologies. The property, plant and equipment acquired were valued based on the cost approach, which considers the replacement cost of the assets adjusted for depreciation and physical deterioration, and the market approach, which considers the value of transactions for comparable assets. The value of the customer contract was determined based on the income approach using the excess earnings method over the remaining life of the contract and assuming no renewal.
We have recorded the fair value of the assets acquired as follows (in thousands):

Property, plant and equipment	$136,949
Customer contract intangible	164,000
Goodwill	13,052
Total assets acquired	$314,001
Based on the final purchase price allocation, the amounts above were adjusted from those reported at December 31, 2013 by a non-cash adjustment which decreased goodwill and customer contract intangible by $10.8 million and $2.3 million, respectively, with a corresponding increase to property, plant and equipment. In addition, we recorded $0.5 million of incremental payments for property, plant and equipment, which related to the period prior to close of the transaction.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

6.	ACQUISITIONS, Continued

Goodwill represents the excess of the estimated consideration paid for the acquired business over the fair value of the individual assets acquired. Goodwill primarily represents the value of operational efficiencies between the acquired entity and the Company's existing assets in the area and the opportunity to use the acquired business as a platform for growth.
Barcas Field Services, LLC
On September 1, 2013, our consolidated subsidiary, Rose Rock, completed the acquisition of the assets of Barcas Field Services, LLC ("Barcas") for $49.0 million in cash. Highlights of the acquisition include the following:

•	114 trucks, 120 trailers and miscellaneous equipment; and

•	a long-term take-or-pay customer transportation agreement.

Fair values of the acquired assets were determined based on the cost, income and market approach methodologies. The trucks and equipment acquired were valued based on the cost approach which considers the replacement cost of the assets adjusted for depreciation and physical deterioration. The value of the customer contract was determined based on the income approach using the excess earnings method over the remaining life of the contract and assuming a 50% probability of renewal. The market approach which considers the value of comparable transactions was used to value the acquired land.
We have recorded the following acquisition date fair values for the assets acquired (in thousands):

Property, plant and equipment	$13,865
Customer contract intangible	6,880
Goodwill	28,234
Total assets acquired	$48,979
Based on the final purchase price allocation, the amounts above differ from those reported at December 31, 2013 by a non-cash adjustment which decreased goodwill and other intangible assets and increased property, plant and equipment by $0.1 million.
Goodwill represents the excess of the consideration paid for the acquired business over the fair value of the individual assets acquired. Goodwill primarily represents cost savings due to the ability to transport using the acquired trucks rather than third-party trucks, the ability to bring more volume from the field into our pipelines, the opportunity to use the acquired business as a platform for growth and the acquired assembled workforce.
NGL Energy
On August 6, 2013, we completed the acquisition of approximately 5.36% of the general partner of NGL Energy, which increased our ownership of NGL Energy's general partner to 11.78%.
Glass Mountain
In September 2012, we acquired an additional 25% ownership interest in Glass Mountain, bringing our total ownership percentage in Glass Mountain to 50%. See Note 5 for additional information related to our equity method investment in Glass Mountain.

7.	DISPOSALS OR IMPAIRMENTS OF LONG-LIVED ASSETS
Year Ended December 31, 2014
On June 1, 2014, our SemGas segment sold certain natural gas gathering assets in Eastern Oklahoma resulting in a $20.1 million pre-tax loss on a cash sales price of $2.4 million. The assets sold were made up of property, plant and equipment with a net book value of $22.5 million. The loss on the sale was reported in "loss (gain) on disposal or impairment of long-lived assets, net" in the consolidated statement of operations and comprehensive income. The operations of the gas gathering assets were not material to SemGroup.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

7.	DISPOSALS AND IMPAIRMENTS OF LONG-LIVED ASSETS, Continued

During the year ended December 31, 2014, we recorded an impairment charge of $11.9 million related to leaseholds of unproved oil and gas properties located in Kansas. These assets were written off when due to the downturn in crude oil prices and the remaining life of the leaseholds, it became apparent that these properties would not be developed. These assets were held by a subsidiary included in Corporate and Other in our segment disclosures (Note 9).
Year Ended December 31, 2013
There were no significant gains (losses) recorded during the year ended December 31, 2013 related to the disposal of long-lived assets.
Year Ended December 31, 2012
Gains (losses) recorded during the year ended December 31, 2012 related to the disposal of long-lived assets including the following (in thousands):

Event	Segment	Pre-Tax Gain
White Cliffs settlement (a)	Crude	$3,500
Sale of SemStream residential division assets and liabilities (b)	SemStream	$3,090

(a)
We sold a portion of our ownership interest in White Cliffs during September 2010. At the time, we recorded a loss of $6.8 million on disposal of that asset. In September 2012, we reached a settlement in a dispute concerning the selling price of that ownership interest and reduced the loss by $3.5 million. This $3.5 million gain is reported in "gain on disposal or impairment of long-lived assets, net" in the consolidated statements of operations and comprehensive income.

(b)
On September 12, 2012, we entered into a definitive agreement to sell the assets and liabilities of SemStream’s Arizona residential business which was subject to regulatory approval by the Arizona Corporation Commission (the "ACC"). In early December 2012, the ACC granted SemStream regulatory approval to proceed with the sale. The sale closed on December 31, 2012 and resulted in a gain of $3.1 million on a cash sales price of $12.3 million. The $3.1 million gain is reported in "income (loss) from discontinued operations, net of income taxes" in the consolidated statements of operations and comprehensive income. Property, plant, and equipment with a carrying value of $9.4 million represented the majority of assets included in the sale.

8.	DISCONTINUED OPERATIONS
On December 31, 2012, we completed the sale of SemStream's Arizona residential business which was classified as a discontinued operation. The sale resulted in a gain of $3.1 million. There continues to be an insignificant amount of activity related to ongoing bankruptcy matters which is reflected in the results below and is related to operations discontinued during bankruptcy.
Certain summarized information on the results of discontinued operations is shown below (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
External revenue	$—	$—	$13,518
Gain on disposal of long-lived assets, net	$—	$—	$3,090
Income (loss) from discontinued operations before income taxes	$(1)	$59	$2,935
Income tax benefit	—	—	(4)
Income (loss) from discontinued operations, net of income taxes	$(1)	$59	$2,939

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

9.	SEGMENTS
As described in Note 1, our businesses are organized based on the nature and location of the services they provide. Certain summarized information related to our reportable segments is shown in the tables below. None of the operating segments have been aggregated, other than Rose Rock and Glass Mountain, which have been included within the Crude segment and were aggregated based on similarity of operations, customer base and other considerations. Our equity investment NGL Energy is included within the SemStream segment. Although Corporate and Other does not represent an operating segment, it is included in the tables below to reconcile segment information to that of the consolidated Company. Eliminations of transactions between segments are also included within Corporate and Other in the tables below.
The accounting policies of each segment are the same as the accounting policies of the consolidated Company. Transactions between segments are generally recorded based on prices negotiated between the segments. Certain general and administrative and interest expenses incurred at the corporate level were allocated to the segments, based on our allocation policies in effect at the time.

	Year Ended December 31, 2014
	Crude	SemStream	SemCAMS	SemGas	SemLogistics	SemMexico	Corporate and Other	Consolidated
	(in thousands)
Revenues:
External	$1,300,050	$—	$176,724	$342,286	$12,650	$290,869	$—	$2,122,579
Intersegment	—	—	—	37,897	—	—	(37,897)	—
Total revenues	1,300,050	—	176,724	380,183	12,650	290,869	(37,897)	2,122,579
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	1,131,362	—	344	276,852	615	252,082	(37,897)	1,623,358
Operating	80,793	—	114,587	32,296	8,361	10,576	—	246,613
General and administrative	20,351	83	17,417	9,228	6,139	12,125	22,502	87,845
Depreciation and amortization	40,035	—	14,295	26,353	10,005	6,031	1,678	98,397
Loss (gain) on disposal or impairment of long-lived assets, net	319	—	(950)	20,092	(2,490)	(53)	15,674	32,592
Total expenses	1,272,860	83	145,693	364,821	22,630	280,761	1,957	2,088,805
Earnings from equity method investments	61,856	2,343	—	—	—	—	—	64,199
Gain on issuance of common units by equity method investee	—	29,020	—	—	—	—	—	29,020
Operating income (loss)	89,046	31,280	31,031	15,362	(9,980)	10,108	(39,854)	126,993
Other expenses (income), net
Interest expense (income)	31,072	(5,140)	13,558	8,570	1,528	166	(710)	49,044
Other expense (income), net	479	(34,212)	20	—	796	(11)	12,306	(20,622)
Total other expenses (income)	31,551	(39,352)	13,578	8,570	2,324	155	11,596	28,422
Income (loss) from continuing operations before income taxes	$57,495	$70,632	$17,453	$6,792	$(12,304)	$9,953	$(51,450)	$98,571
Additions to long-lived assets	$127,335	$—	$35,286	$166,207	$2,974	$9,690	$1,672	$343,164
Total assets at December 31, 2014 (excluding intersegment receivables)	$1,158,639	$162,246	$279,191	$662,223	$150,498	$107,225	$69,780	$2,589,802
Equity investments at December 31, 2014	$415,674	$162,246	$—	$—	$—	$—	$—	$577,920

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

9.	SEGMENTS, Continued

	Year Ended December 31, 2013
	Crude	SemStream	SemCAMS	SemGas	SemLogistics	SemMexico	Corporate and Other	Consolidated
	(in thousands)
Revenues:
External	$767,202	$—	$198,450	$207,134	$11,671	$242,559	$—	$1,427,016
Intersegment	—	—	—	23,985	—	—	(23,985)	—
Total revenues	767,202	—	198,450	231,119	11,671	242,559	(23,985)	1,427,016
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	663,759	—	305	169,800	380	209,841	(23,985)	1,020,100
Operating	36,242	1	150,319	20,200	7,444	9,379	—	223,585
General and administrative	16,766	600	14,940	7,971	5,854	10,700	21,766	78,597
Depreciation and amortization	23,708	—	10,766	14,517	9,426	5,991	2,001	66,409
Loss (gain) on disposal of long-lived assets, net	(56)	6	—	665	—	(854)	—	(239)
Total expenses	740,419	607	176,330	213,153	23,104	235,057	(218)	1,388,452
Earnings from equity method investments	45,354	7,123	—	—	—	—	—	52,477
Gain on issuance of common units by equity method investee	—	26,873	—	—	—	—	—	26,873
Operating income (loss)	72,137	33,389	22,120	17,966	(11,433)	7,502	(23,767)	117,914
Other expenses (income), net
Interest expense (income)	14,923	(4,810)	18,928	3,268	1,435	188	(8,790)	25,142
Other expense (income), net	(14)	128	(20)	(3)	(400)	(652)	45,234	44,273
Total other expenses (income)	14,909	(4,682)	18,908	3,265	1,035	(464)	36,444	69,415
Income (loss) from continuing operations before income taxes	$57,228	$38,071	$3,212	$14,701	$(12,468)	$7,966	$(60,211)	$48,499
Additions to long-lived assets	$66,995	$—	$56,122	$97,021	$2,071	$6,375	$734	$229,318
Total assets at December 31, 2013 (excluding intersegment receivables)	$1,070,484	$208,847	$306,001	$552,095	$168,835	$104,154	$60,198	$2,470,614
Equity investments at December 31, 2013	$356,276	$208,848	$—	$—	$—	$—	$—	$565,124

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

9.	SEGMENTS, Continued

	Year Ended December 31, 2012
	Crude	SemStream	SemCAMS	SemGas	SemLogistics	SemMexico	Corporate and Other	Consolidated
	(in thousands)
Revenues:
External	$620,797	$7	$223,219	$117,264	$12,341	$263,870	$(1)	$1,237,497
Intersegment	—	—	—	10,606	—	—	(10,606)	—
Total revenues	620,797	7	223,219	127,870	12,341	263,870	(10,607)	1,237,497
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	546,966	33	768	100,677	196	236,851	(10,606)	874,885
Operating	24,143	(37)	174,284	12,712	5,921	7,677	—	224,700
General and administrative	13,321	930	14,020	6,195	5,652	9,433	22,367	71,918
Depreciation and amortization	12,131	—	10,589	7,043	9,780	6,171	2,496	48,210
Loss (gain) on disposal of long-lived assets, net	(3,501)	214	—	46	—	(290)	—	(3,531)
Total expenses	593,060	1,140	199,661	126,673	21,549	259,842	14,257	1,216,182
Earnings from equity method investments	36,439	(403)	—	—	—	—	—	36,036
Operating income (loss)	64,176	(1,536)	23,558	1,197	(9,208)	4,028	(24,864)	57,351
Other expenses (income):
Interest expense (income)	(409)	(3,449)	18,727	1,461	2,486	314	(10,228)	8,902
Other expense (income), net	31	(21)	14	—	(420)	(38)	22,003	21,569
Total other expenses	(378)	(3,470)	18,741	1,461	2,066	276	11,775	30,471
Income (loss) from continuing operations before income taxes	$64,554	$1,934	$4,817	$(264)	$(11,274)	$3,752	$(36,639)	$26,880
Additions to long-lived assets	$41,364	$—	$13,340	$47,140	$1,188	$3,396	$14,827	$121,255

      Income tax expense (benefit) relates to the following segments (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
SemCAMS	$3,135	$6,348	$720
SemLogistics	(2,231)	(5,699)	(7,736)
SemMexico	4,053	2,589	2,285
Corporate and other	41,556	(20,492)	2,653
Total	$46,513	$(17,254)	$(2,078)

10.	INVENTORIES
Inventories consist of the following (in thousands):

	December 31, 2014	December 31, 2013
Crude oil	$26,722	$30,779
Asphalt and other	16,810	13,516
Total inventories	$43,532	$44,295

During the year ended December 31, 2014, our Crude segment recorded non-cash charges of $5.7 million to write-down crude oil inventory to the lower of cost or market.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

11.	OTHER ASSETS
Other current assets consist of the following (in thousands):

	December 31, 2014	December 31, 2013
Prepaid expenses	$5,989	$5,696
Deferred tax asset	5,897	7,325
Other	8,131	990
Total other current assets	$20,017	$14,011

Other noncurrent assets consist of the following (in thousands):

	December 31, 2014		December 31, 2013
Debt issuance costs, net	$22,203	*	$17,149	*
Deferred tax asset	13,933		2,832
Other	8,250		8,908
Total other noncurrent assets, net	$44,386		$28,889
* See Note 16 for discussion of debt issuance costs.

12.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following (in thousands):

	December 31, 2014	December 31, 2013
Land	$81,886	$72,484
Pipelines and related facilities	283,347	312,730
Storage and terminal facilities	284,300	281,819
Natural gas gathering and processing facilities	606,553	347,962
Linefill	26,050	14,701
Trucking equipment and other	40,392	31,978
Office property and equipment	37,120	33,701
Construction-in-progress	142,806	199,073
Property, plant and equipment, gross	1,502,454	1,294,448
Accumulated depreciation	(245,629)	(188,720)
Property, plant and equipment, net	$1,256,825	$1,105,728

We recorded depreciation expense of $82.5 million, $60.4 million and $46.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.
We include within the cost of property, plant and equipment interest costs incurred while an asset is being constructed. We capitalized $1.5 million and $4.3 million of interest costs during the years ended December 31, 2014 and 2013, respectively.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

13.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill relates to the following segments (in thousands):

	December 31, 2014	December 31, 2013
Crude	$36,116	$28,322
SemGas	13,052	23,839
SemMexico	9,158	9,860
Total Goodwill	$58,326	$62,021
In addition to the amounts in the table above, approximately $71.4 million of our investment in NGL Energy and $31.0 million of our investment in Glass Mountain represents equity method goodwill. Equity method goodwill is not amortized and is tested for impairment with the equity method investment in accordance with ASC 323.
We assess our goodwill for impairment at least annually as of October 1. Our goodwill impairment analysis performed as of October 1, 2014, did not result in an impairment charge nor did our analysis reflect any reporting units at risk, and subsequent to that date, no event has occurred indicating that the implied fair value of each of our reporting units (including its inherent goodwill) is less than the carrying value of its net assets.
Changes in goodwill balances during the period from December 31, 2011 to December 31, 2014 are shown below (in thousands):

Balance, December 31, 2011	$9,453
Currency translation adjustments	431
Balance, December 31, 2012	9,884
Barcas acquisition (Note 6)	28,322
MMGS acquisition (Note 6)	23,839
Currency translation adjustments	(24)
Balance, December 31, 2013	62,021
Crude oil trucking asset acquisition (Note 6)	7,892
MMGS purchase price allocation adjustment (Note 6)	(10,787)
Barcas purchase price allocation adjustment (Note 6)	(98)
Currency translation adjustments	(702)
Balance, December 31, 2014	$58,326
For U.S. federal income tax purposes, goodwill is amortized on a straight-line basis over 15 years.
Other intangible assets
Other intangible assets relate to the following segments (in thousands):

	December 31, 2014	December 31, 2013
Crude	$16,640	$5,775
SemGas	152,383	163,144
SemMexico	4,016	5,888
Corporate and other	26	31
Total other intangible assets	$173,065	$174,838

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

13.	GOODWILL AND OTHER INTANGIBLE ASSETS, Continued

Changes in other intangible asset balances are shown below (in thousands):

Balance, December 31, 2011	$8,950
Amortization	(2,017)
Currency translation adjustments	652
Balance, December 31, 2012	7,585
Amortization	(6,018)
Barcas acquisition (Note 6)	6,930
MMGS acquisition (Note 6)	166,332
Currency translation adjustments	9
Balance, December 31, 2013	174,838
Amortization	(15,875)
Crude oil trucking asset acquisition (Note 6)	17,010
MMGS purchase price allocation adjustment (Note 6)	(2,313)
Barcas purchase price allocation adjustment (Note 6)	(50)
Currency translation adjustments	(545)
Balance, December 31, 2014	$173,065
Our other intangible assets consist primarily of customer relationships at our Crude, SemGas and SemMexico segments and unpatented technology of our SemMexico segment, which represented $171.6 million and $1.3 million, respectively, of the balance at December 31, 2014. These assets may be subject to impairments in the future if we are unable to maintain the relationships with the customers to which the assets relate.
For the year ended December 31, 2014, we recorded a $17.0 million customer contract intangible asset related to the crude oil trucking asset acquisition. The intangible is being amortized in proportion with the expected revenues associated with the contract over 20 years.
We estimate that future amortization of other intangible assets will be as follows (in thousands):

For year ending:
December 31, 2015	$10,334
December 31, 2016	10,928
December 31, 2017	11,011
December 31, 2018	10,918
December 31, 2019	10,317
Thereafter	119,557
Total estimated amortization expense	$173,065

14.	FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK
Fair value of financial instruments
We record certain financial assets and liabilities at fair value at each balance sheet date. The tables below summarize the balances of commodity derivative assets and liabilities at December 31, 2014 and 2013 (in thousands):

	December 31, 2014			December 31, 2013
Derivatives subject to netting arrangements:	Level 1	Netting*	Total	Level 1	Netting*	Total
Commodity derivatives:
Assets	$3,311	$(1,637)	$1,674	$36	$(36)	$—
Liabilities	$1,637	$(1,637)	$—	$96	$(36)	$60

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

14.	FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK, Continued

*	Relates primarily to exchange traded futures. Gain and loss positions on multiple contracts are settled net on a daily basis with the exchange.
“Level 1” measurements are based on inputs consisting of unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. These include commodity futures contracts that are traded on an exchange. The valuation of our common stock warrants which were traded on the New York Stock Exchange was also classified as Level 1.
“Level 2” measurements are based on inputs consisting of market observable and corroborated prices for similar commodity derivative contracts. Assets and liabilities classified as Level 2 include over-the-counter ("OTC") traded forwards contracts and swaps.
“Level 3” measurements are obtained using information from a pricing service and internal valuation models incorporating observable and unobservable market data. These include commodity derivatives, such as forwards and swaps for which there is not a highly liquid market, and therefore are not included in Level 2 above.
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the fair value levels.
There were no financial assets or liabilities classified as Level 2 or Level 3 during the years ended December 31, 2014, 2013 and 2012, as such no rollforward of activity has been presented.
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
The following table sets forth the notional quantities for derivative instruments entered into (in thousands of barrels):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Sales	6,773	2,595	1,743
Purchases	6,477	2,575	1,636
We have not designated any of our commodity derivative instruments as accounting hedges. We have recorded the fair value of our commodity derivative instruments on our consolidated balance sheets in "other current assets" and "other current liabilities" in the following amounts (in thousands):

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

14.	FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK, Continued

December 31, 2014		December 31, 2013
Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
$1,674	$—	$—	$60

We have posted margin deposits as collateral with brokers who have the right of set off associated with these funds. Our margin deposit balances were $0.8 million and $0.8 million at December 31, 2014 and 2013, respectively. These margin account balances have not been offset against our net commodity derivative instrument (contract) positions. Had these margin account balances been netted against our net commodity derivative instrument (contract) positions as of December 31, 2014 and 2013, we would have had net asset positions of $2.5 million and $0.8 million, respectively.
Realized and unrealized gains (losses) from our commodity derivatives were recorded to product revenue in the following amounts (in thousands):

Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
$19,305	$(1,593)	$149
Warrants
In addition to the commodity derivatives above, we had $58.1 million of derivative liabilities related to common stock warrants at December 31, 2013, which are not subject to netting arrangements. The warrants were issued upon emergence from bankruptcy and were recorded at fair value on the consolidated balance sheets with changes in the fair value recorded to "other expense (income), net" in our consolidated statements of operations and comprehensive income. For the years ended December 31, 2014, 2013, and 2012, we recorded expense related to the change in fair value of $13.4 million, $46.4 million and $21.3 million, respectively. The warrants expired on November 30, 2014. See Note 18 for additional information.
Concentrations of risk
During the year ended December 31, 2014, one customer of our Crude segment accounted for more than 10% of our consolidated revenue at approximately 36%. We purchased approximately $469 million of product from one third-party supplier of our Crude segment, which represented approximately 29% of our costs of products sold. At December 31, 2014, two customers of our Crude segment accounted for approximately 34% of our consolidated accounts receivable.
Assets and liabilities of subsidiaries outside the United States
The following table summarizes the assets and liabilities (excluding affiliate balances) at December 31, 2014 of our subsidiaries outside the United States (in thousands):

	Canada	United Kingdom	Mexico	Total
Cash and cash equivalents	$17,710	$957	$13,253	$31,920
Other current assets	58,271	1,854	49,145	109,270
Noncurrent assets	215,386	147,687	44,827	407,900
Total assets	$291,367	$150,498	$107,225	$549,090
Current liabilities	$37,713	$1,442	$32,527	$71,682
Noncurrent liabilities	75,977	18,619	1,232	95,828
Total liabilities	113,690	20,061	33,759	167,510
Net assets	$177,677	$130,437	$73,466	$381,580

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

14.	FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK, Continued

Employees
At December 31, 2014, we had approximately 1,080 employees, including approximately 540 employees outside the U.S. Approximately 130 of the employees in Canada and Mexico are represented by labor unions and are subject to collective bargaining agreements governing their employment with us. Of these employees, approximately 70 are subject to collective bargaining agreements that renew annually and 60 have collective bargaining agreements that expire in January 2016. We have never had a labor related work stoppage and believe our employee relations are good.

15.	INCOME TAXES
Income tax expense (benefit)
Our consolidated income from continuing operations before income taxes was generated in the following jurisdictions (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
U.S.	$39,231	$40,002	$21,498
Foreign	59,340	8,497	5,382
Consolidated	$98,571	$48,499	$26,880
The following table summarizes income tax provision (benefit) from continuing operations by jurisdiction (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Current income tax provision:
Foreign	$10,430	$15,546	$9,662
U.S. federal	(195)	2,067	—
U.S. state	132	1,435	74
	10,367	19,048	9,736
Deferred income tax provision (benefit):
Foreign	2,024	(10,222)	(12,070)
U.S. federal	30,074	(23,756)	222
U.S. state	4,048	(2,324)	34
	36,146	(36,302)	(11,814)
Provision (benefit) for income taxes	$46,513	$(17,254)	$(2,078)
The following table reconciles income tax provision at the U.S. federal statutory rate to the consolidated provision (benefit) for income taxes (in thousands):

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

15.	INCOME TAXES, Continued

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Income from continuing operations before income taxes	$98,571	$48,499	$26,880
U.S. federal statutory rate	35%	35%	35%
Provision at statutory rate	34,500	16,975	9,408
State income taxes—net of federal benefit	3,197	(577)	71
Effect of rates other than statutory	(1,925)	(1,041)	(829)
Effect of U.S. taxation on foreign branches	20,769	2,974	1,883
Foreign tax adjustment, prior years	(3,669)	4,533	—
Warrants	4,698	24,625	—
Noncontrolling interest	(7,986)	(6,096)	(3,429)
Foreign tax credit and offset to branch deferreds	6,851	(2,876)	(12,360)
Impact of valuation allowance on deferred tax assets	(7,331)	(53,218)	6,233
Foreign net gain on subsidiary dissolution and debt waivers	(13,620)	—	—
Foreign withholding taxes	5,054	—	—
Other, net	5,975	(2,553)	(3,055)
Provision (benefit) for income taxes	$46,513	$(17,254)	$(2,078)
For the years ended December 31, 2014, 2013, and 2012, , the foreign subsidiaries are disregarded entities for U.S. federal income tax purposes. The foreign earnings are taxed in foreign jurisdictions as well as in the U.S. Foreign tax credits, subject to limitations, are available to reduce U.S. taxes. The rate for 2014 is impacted by disallowance of a foreign loss on cross jurisdictional intercompany debt waivers which had no net impact to U.S. taxes and by the disallowance of an intercompany foreign gain on subsidiary dissolution. We have recorded foreign tax benefit in 2014 primarily related to the closure of a tax audit by Canada Revenue Agency with respect to 2009. Canadian withholding taxes of $5.1 million were incurred on the settlement of certain historical cross border intercompany balances during the year.
Deferred tax positions
Deferred income taxes reflect the effects of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. Significant components of deferred tax assets and liabilities are as follows at December 31, 2014 and 2013 (in thousands):

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

15.	INCOME TAXES, Continued

	December 31, 2014	December 31, 2013
Deferred tax assets:
Net operating loss and other credit carryforwards	$38,835	$9,498
Compensation and benefits	10,736	7,991
Inventories	280	118
Intangible assets	43,977	44,444
Pension plan	3,733	2,849
Allowance for doubtful accounts	1,860	2,140
Deferred revenue	7,622	5,910
Foreign tax credit and offset to branch deferreds	102,286	95,435
Other	17,786	8,243
less: valuation allowance	(102,769)	(95,438)
Net deferred tax assets	124,346	81,190
Deferred tax liabilities:
Intangible assets	(5,770)	(6,927)
Prepaid expenses	(163)	(153)
Property, plant and equipment	(178,505)	(113,030)
Equity investment in partnerships	(78,813)	(49,720)
Other	(2,549)	(1,471)
Total deferred tax liabilities	(265,800)	(171,301)
Net deferred tax liabilities	$(141,454)	$(90,111)
At December 31, 2014, we had a cumulative U.S. federal net operating loss of approximately $82.2 million that can be carried forward to apply against taxable income generated in future years. This carry forward begins to expire in 2031. We had cumulative U.S. state net operating losses of approximately $67.2 million available for carryforward, which begin to expire in 2016. We had a foreign net operating loss of $23.9 million available for indefinite carryforward. We had foreign tax credits of approximately $55.0 million available for carry forward, which begin to expire in 2020.

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

In 2013, we recorded a discrete tax benefit for the partial release of our valuation allowance. Gain recognition, for tax purposes, on the contribution of a one-third interest in SCPL to Rose Rock had a material impact to the available positive and objectively verifiable evidence and combined with other factors, resulted in the change in our assessment of recoverability of the deferred tax assets. We did not release the valuation allowance attributable to a small portion of our state net operating loss carryovers which have shorter carryover periods. We have not released the valuation allowance on the foreign tax credits due to the foreign tax credit limitation and the relative subjectivity of forecasts of the relational magnitude of U.S. and foreign taxable income in future periods, as well as the shorter carryover period available for the credits.

The valuation allowance increased by $7.3 million during 2014. The change related to a net increase of $6.8 million for Foreign tax credits and offset to branch deferreds and an increase of $0.5 million to offset certain state net operating losses with shorter carryover periods.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

15.	INCOME TAXES, Continued

We have analyzed filing positions in all of the federal, state and foreign jurisdictions where we are required to file income tax returns and determined that no accruals related to uncertainty in tax positions are required. All income tax years of the Company ending after the emergence from bankruptcy remain open for examination in U.S. jurisdictions under general operation of the statute of limitations, including special provisions with regard to net operating loss carryovers. In foreign jurisdictions, all tax periods prior to the emergence from bankruptcy are closed. The statute of limitations has not been waived with respect to any foreign jurisdictions post emergence and tax periods are open for examination in accordance with the general statutes of each foreign jurisdiction. The Canada Revenue Agency audit of 2009 was closed during the year. Currently, there are no examinations in progress for our federal, state or foreign jurisdictions.

16.	LONG-TERM DEBT
Our long-term debt consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
SemGroup 7.50% senior unsecured notes	$300,000	$300,000
SemGroup corporate revolving credit facility	35,000	70,000
Rose Rock 5.625% senior unsecured notes	400,000	—
Rose Rock credit facility	32,000	245,000
SemMexico credit facility	—	—
Capital leases	132	125
Total long-term debt	767,132	615,125
less: current portion of long-term debt	40	37
Noncurrent portion of long-term debt	$767,092	$615,088
SemGroup senior unsecured notes
On June 14, 2013, we completed an offering of $300 million of 7.50% senior unsecured notes due 2021 (the “Notes”). The Notes are guaranteed by certain of our subsidiaries: SemGas, L.P., SemCanada, L.P., SemCanada II, L.P., SemMaterials, L.P., SemGroup Europe Holding, L.L.C., SemOperating G.P., L.L.C., SemMexico, L.L.C., SemDevelopment, L.L.C., Rose Rock Midstream Holdings, LLC, Wattenberg Holding, LLC, Glass Mountain Holding, LLC and Mid-America Midstream Gas Services, L.L.C. (collectively, the "Guarantors"). The guarantees of the Notes are full and unconditional and constitute the joint and several obligations of the Guarantors.
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

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

16.	LONG-TERM DEBT, Continued

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
Interest on the Notes is payable in arrears on June 15th and December 15th to holders of record on June 1st and December 1st each year until maturity. For the year ended December 31, 2014 and 2013, we incurred $23.3 million and $12.7 million, respectively, of interest expense related to the Notes including the amortization of debt issuance costs. At December 31, 2014, we had $5.4 million of unamortized debt issuance costs related to the Notes included in other noncurrent assets on our consolidated balance sheet.
At December 31, 2014, we were in compliance with the terms of the Notes.
SemGroup corporate credit agreement
Our revolving credit facility has a capacity of $500 million at December 31, 2014. This capacity may be used either for cash borrowings or letters of credit, although the maximum letter of credit capacity is $250 million. The credit agreement allows for the increase of the revolving commitments under the credit agreement by an aggregate amount of $300 million subject to the satisfaction of certain conditions. The agreement matures on December 11, 2018. Earlier principal payments may be required if we enter into certain transactions to sell assets or obtain new borrowings. We have the right to make additional principal payments without incurring any penalties for early repayment.
Interest on revolving credit cash borrowings is charged at either a Eurodollar rate or an alternate base rate ("ABR"), at our election, plus, in each case an applicable margin. The applicable margin will range from 2.0% to 3.25% in the case of a Eurodollar loan, and from 1.0% to 2.25% in the case of an ABR loan, in each case, based on a leverage ratio specified in the agreement.
At December 31, 2014, there were $35.0 million of outstanding revolving cash borrowings of which $15.0 million incurred interest at the ABR and $20.0 million incurred interest at the Eurodollar rate. The interest rate in effect at December 31, 2014 on alternate base rate borrowings was 4.25%. The interest rate in effect at December 31, 2014 on Eurodollar rate borrowings was 2.23%.
Fees are charged on any outstanding letters of credit at a rate that ranges from 2.0% to 3.25%, depending on a leverage ratio specified in the credit agreement. At December 31, 2014, we had $3.8 million of outstanding letters of credit for which the rate in effect was 2.0%. In addition, a fronting fee of 0.25% is charged on outstanding letters of credit.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

16.	LONG-TERM DEBT, Continued

A commitment fee that ranges from 0.375% to 0.5%, depending on a leverage ratio defined in the credit agreement, is charged on any unused capacity on the revolving credit facility. In addition, we are charged an annual administrative fee of $0.1 million.
At December 31, 2014, we had unamortized capitalized loan fees of $5.0 million net of accumulated amortization, which was recorded in other noncurrent assets and is being amortized over the life of the agreement.
We recorded interest expense related to the revolving credit facility of $6.3 million, $7.7 million and $6.9 million for the years ended December 31, 2014, 2013 and 2012, respectively, including amortization of capitalized loan fees.
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
At December 31, 2014, we were in compliance with the terms of the credit agreement.
Rose Rock senior unsecured notes
On July 2, 2014, Rose Rock and its wholly-owned subsidiary, Rose Rock Finance Corporation ("Finance Corp."), as co-issuer, sold $400 million of 5.625% senior unsecured notes due 2022 (the “Rose Rock Notes”) to certain initial purchasers for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons outside the United States pursuant to Regulation S of the Securities Act. The Rose Rock Notes are guaranteed by all of Rose Rock's existing subsidiaries other than Finance Corp.
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
Rose Rock may issue additional Rose Rock Notes under the Rose Rock Indenture from time to time, subject to the terms of the Rose Rock Indenture.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

16.	LONG-TERM DEBT, Continued

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
Interest on the Rose Rock Notes is payable in arrears on January 15th and July 15th to holders of record on January 1st and July 1st each year until maturity. For the year ended December 31, 2014, we incurred $11.7 million of interest expense related to the Rose Rock Notes including amortization of debt issuance costs. At December 31, 2014, we had $8.0 million of unamortized debt issuance costs related to the Notes included in other noncurrent assets on our consolidated balance sheet.
At December 31, 2014, we were in compliance with the terms of the Rose Rock Indenture.
Rose Rock credit facility
Our Rose Rock senior secured revolving credit facility agreement provides for a revolving credit facility of $585 million and includes a $150 million sub-limit for letters of credit. The credit agreement was amended to extend the agreement to September 20, 2018 and permit the increase of the facility by not more than $200 million, subject to certain conditions. The agreement allows Rose Rock to incur unsecured or subordinated debt without limitation, subject to certain conditions, and provides alternative financial performance covenants at Rose Rock's election after the issuance of $200 million or more unsecured or subordinated debt, in aggregate. Subsequent to the issuance of the Rose Rock Notes, Rose Rock elected to adhere to the alternative financial performance covenants.
At Rose Rock’s option, amounts borrowed under the credit agreement will bear interest at either the Eurodollar rate or an ABR, plus, in each case, an applicable margin. The applicable margin will range from 1.75% to 3.00% in the case of a Eurodollar rate loan, and from 0.75% to 2.00% in the case of an ABR loan, in each case, based on a leverage ratio specified in the credit agreement. At December 31, 2014, we had outstanding cash borrowings of $32.0 million, of which $20.0 million incurred interest at the Eurodollar rate plus an applicable margin and $12.0 million incurred interest at the ABR plus an applicable margin. The interest rates at December 31, 2014 were 2.74% for Eurodollar borrowings and 4.75% for ABR borrowings.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

16.	LONG-TERM DEBT, Continued

Fees are charged on any outstanding letters of credit at a rate that ranges from 1.75% to 3.00%, depending on a leverage ratio specified in the credit agreement. At December 31, 2014, there were $17.5 million in outstanding letters of credit, and the rate in effect was 2.50%. In addition, a fronting fee of 0.25% is charged on outstanding letters of credit.
A commitment fee that ranges from 0.375% to 0.50%, depending on a leverage ratio specified in the credit agreement, is charged on any unused capacity of the revolving credit facility. In addition, we are charged an annual administrative fee of $0.1 million. The credit facility also allows for the use of Secured Bilateral Letters of Credit, which are issued external to the credit facility and do not reduce revolver availability. At December 31, 2014, we had $67.6 million of Bilateral Letters of Credit outstanding and the interest rate in effect was 1.75%.
At December 31, 2014, we had $3.8 million in capitalized loan fees, net of accumulated amortization, which is recorded in other noncurrent assets and is being amortized over the life of the agreement.
We recorded interest expense related to this facility of $9.0 million, $8.7 million and $1.9 million for the years ended December 31, 2014, 2013 and 2012, respectively, including amortization of debt issuance costs and interest on bilateral letters of credit.
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
The agreement, subsequent to Rose Rock's election to adhere to the alternative financial performance covenants requires Rose Rock to maintain a minimum ratio of consolidated EBITDA to consolidated cash interest expense at the end of any fiscal quarter, for the immediately preceding four quarter period, of 2.50 to 1.00 and a maximum ratio of consolidated net debt to consolidated EBITDA at the end of any fiscal quarter, for the immediately preceding four quarter period, of 5.50 to 1.00, and a maximum ratio of senior secured debt to consolidated EBITDA of 3.50 to 1.00.
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
The credit agreement restricts Rose Rock’s ability to make certain types of payments relating to its units, including the declaration or payment of cash distributions; provided that Rose Rock may make quarterly distributions of available cash so long as no default under the agreement then exists or would result therefrom. The agreement is guaranteed by all of Rose Rock’s material domestic subsidiaries and secured by a lien on substantially all of the property and assets of Rose Rock and the guarantors, subject to customary exceptions.
At December 31, 2014, we were in compliance with the terms of the credit agreement.
SemMexico facilities
At December 31, 2014, SemMexico had no outstanding borrowings on its 44 million Mexican pesos (U.S. $3.0 million at the December 31, 2014 exchange rate) credit facility, which matures in May 2015. Borrowings are unsecured and bear interest at the bank prime rate in Mexico plus 1.5%.
At December 31, 2014, SemMexico had no outstanding borrowings on its 56 million Mexican pesos (U.S. $3.8 million at the December 31, 2014 exchange rate) credit facility, which matures in July 2015. Borrowings are unsecured and bear interest at the bank prime rate in Mexico plus 1.5%.
At December 31, 2014, SemMexico had outstanding letters of credit of 292.8 million Mexican pesos (U.S. $19.8 million) and a $3.0 million USD letter of credit. Fees charged on outstanding letters of credit generally range from 0.4% to 0.7%.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

16.	LONG-TERM DEBT, Continued

SemMexico recorded interest expense of $0.2 million, $0.2 million and $0.4 million during the years ended December 31, 2014, 2013 and 2012, respectively.
At December 31, 2014, we were in compliance with the terms of these facilities.
Scheduled principal payments
The following table summarizes the scheduled principal payments as of December 31, 2014 (in thousands). As described above, our debt agreements require accelerated principal payments under certain circumstances. As a result, principal payments may occur earlier than shown in the table below.

	Senior Unsecured Notes	Rose Rock Notes	SemGroup Facility	Rose Rock Facility	SemMexico Facility	Capital Leases	Total
For the year ended:
December 31, 2015	$—	$—	$—	$—	$—	$40	$40
December 31, 2016	—	—	—	—	—	40	40
December 31, 2017	—	—	—	—	—	26	26
December 31, 2018	—	—	35,000	32,000	—	26	67,026
December 31, 2019	—	—	—	—	—	—	—
Thereafter	300,000	400,000	—	—	—	—	700,000
Total	$300,000	$400,000	$35,000	$32,000	$—	$132	$767,132
Fair value
We estimate the fair value of the Notes to be $299 million and the fair value of the Rose Rock Notes to be $368 million at December 31, 2014, based on unadjusted, transacted market prices, which is categorized as a Level 1 measurement. We estimate that the fair value of our other long-term debt was not materially different than the recorded values at December 31, 2014. It is our belief that neither the market interest rates nor our credit profile have changed significantly enough to have had a material impact on the fair value of our other debt outstanding at December 31, 2014. This estimate is categorized as a Level 2 measurement.

17.	COMMITMENTS AND CONTINGENCIES
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
Claims reconciliation process
A large number of parties made claims against us for obligations alleged to have been incurred prior to our predecessor's bankruptcy filing. We have resolved or settled all of these outstanding claims and have made all required distributions. The Plan of Reorganization has therefore been fully administered.
On November 7, 2014, SemGroup Corporation and the other reorganized debtors moved for a final decree from the bankruptcy court closing the debtors’ bankruptcy cases. The United States Bankruptcy Court for the District of Delaware granted the request and entered its Order Granting Motion of Remaining Debtors for Entry of Final Decree on December 18, 2014. Accordingly, the bankruptcy cases for SemCrude, L.P., Eaglwing, L.P., SemCanada II, L.P., SemCanada L.P., SemGas, L.P., SemGroup, L.P., SemMaterials, L.P., and SemStream, L.P.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

17.	COMMITMENTS AND CONTINGENCIES, Continued

have been closed. As part of its decree, the Court retained jurisdiction over certain on-going adversary proceedings, but the debtors have estimated and paid the claims associated with these remaining adversaries, leaving the non-debtor parties to the adversaries to resolve their remaining claims amongst themselves.
On January 2, 2015, Bettina M. Whyte, the duly appointed Trustee of the SemGroup Litigation Trust (the “Litigation Trustee”), filed a notice of appeal of the Bankruptcy Court’s December 18, 2014 order closing the aforementioned bankruptcy cases. However, the Bankruptcy Court’s order of final decree was effective upon entry, and the appeal does not stay the effect of the order. The Litigation Trustee’s appeal to the United States District Court for the District of Delaware is currently pending and will be opposed by SemGroup Corporation and the other remaining reorganized debtors.
Dimmit County, TX claims
An employee of Rose Rock Midstream Field Services, LLC was involved in a tractor trailer accident on January 15, 2015 in Dimmit County, Texas.  A second accident followed resulting in six fatalities and multiple injuries. At this time, the following lawsuits have been filed in either the District Court of Zavala County, Texas or the District Court of Dimmit County, Texas, Olga D. Rubio and Carlos Rubio, Individually and on Behalf of All Statutory Wrongful Death Beneficiaries of Carlos Rubio, Jr., Deceased vs. Rose Rock Midstream Field Services, LLC and Jesus T. Riojas; David Rodriguez and Maribel Rodriguez vs. Rose Rock Midstream Field Services, LLC and Jesus T. Riojas; David Rodriguez and Maribel Rodrigues, Plaintiffs and Alejandra Abigail Ortega, Individually and as next friend of K.A.P., a minor, and as Representative of the Estate of Eduardo Pena, and Julian Pena and Nelva G. Suifuentes Pena Intervenors vs. Rose Rock Midstream Field Services, LLC, Jesus Riojas, and Roberto Rivera; Derek Muhlenbruch vs. Rose Rock Midstream Field Services, LLC and Jesus T. Riojas; and Agustin Lara, Sr., Individually, and Elsa Zamarripa, Individually and As Representative of the Estate of Justin Lara, Deceased vs. Rose Rock Midstream Field Services, LLC and Jesus T. Riojas.  It is anticipated that additional lawsuits will be brought on behalf of the other deceased and injured parties.  We are currently working with counsel for the interested parties to investigate the accident, and no determination of liability has been made.  We will continue to defend our position and believe that any liability that may arise from this incident will be covered by our insurance; however, we cannot predict the outcome.
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
We are currently seeking discovery in the District Court of documentation and testimony on the potential cause and the impact, if any, of the shortage found by the Special Master. We believe Blueknight’s causes of action to be without merit and will continue to defend our position; however, we cannot predict the outcome.

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
The Kansas Department of Health and Environment ("the KDHE") initiated discussions during our bankruptcy proceeding regarding six of our sites in Kansas (five owned by Crude and one owned by SemGas) that KDHE believes, based on their historical use, may have soil or groundwater contamination in excess of state standards. KDHE sought our agreement to undertake assessments of these sites to determine whether they are contaminated. We reached an agreement with KDHE on this matter and entered into a Consent Agreement and Final Order with KDHE to conduct environmental assessments on the sites and to pay KDHE’s costs associated with their oversight of this matter. We have conducted Phase II investigations at all sites. Four of the sites have limited amounts of soil contamination that will be excavated and/or remediated on site. Four of the sites appeared to have ground water contamination requiring further delineation and/or ongoing monitoring. Work plans have been submitted to, and approved by, the KDHE. One site was closed and we anticipate closure in 2015 for three of the remaining five sites. We do not anticipate any penalties or fines for these historical sites.
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
Asset retirement obligations
We will be required to incur significant removal and restoration costs when we retire our natural gas gathering and processing facilities in Canada. We have recorded a liability associated with these obligations, which is reported within other noncurrent liabilities on the consolidated balance sheets. The following table summarizes the changes in this liability from December 31, 2011 through December 31, 2014 (in thousands):

Balance, December 31, 2011	$35,886
Accretion	4,554
Payments made	(1,169)
Currency translation adjustments	834
Balance, December 31, 2012	40,105
Accretion	4,752
Payments made	(808)
Currency translation adjustments	(2,864)
Balance, December 31, 2013	41,185
Accretion	4,807
Payments made	(514)
Currency translation adjustments	(3,524)
Balance, December 31, 2014	$41,954
The December 31, 2014 liability was calculated using the $93.4 million cost we estimate we would incur to retire these facilities, discounted based on our risk-adjusted cost of borrowing and the estimated timing of remediation.
The calculation of the liability for an asset retirement obligation requires the use of significant estimates, including those related to the length of time before the assets will be retired, cost inflation over the assumed life of the assets, actual remediation activities to be required, and the rate at which such obligations should be discounted. Future changes in

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

17.	COMMITMENTS AND CONTINGENCIES, Continued

these estimates could result in material changes in the value of the recorded liability. In addition, future changes in laws or regulations could require us to record additional asset retirement obligations. The $93.4 million estimated cost represents only our proportionate share of the obligations associated with these facilities. An additional $37.7 million of estimated costs are attributable to third-party owners’ proportionate share of the obligations. If an owner fails to perform on its obligations, the other owners (including SemGroup) could be obligated to bear that party’s share of the remediation costs.
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
Operating leases
We have entered into operating lease agreements for office space, office equipment, land and trucks. Future minimum payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year at December 31, 2014 are as follows (in thousands):

For year ending:
December 31, 2015	$9,464
December 31, 2016	9,181
December 31, 2017	6,737
December 31, 2018	2,997
December 31, 2019	1,826
Thereafter	6,967
Total future minimum lease payments	$37,172
We recorded lease and rental expenses of $16.2 million, $11.4 million and $8.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Purchase and sale commitments
We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We account for these commitments as normal purchases and sales, and therefore we do not record assets or liabilities related to these agreements until the product is purchased or sold. At December 31, 2014, such commitments included the following (in thousands):

	Volume (barrels)	Value
Fixed price purchases	13,648	$1,141,694
Fixed price sales	13,612	$1,152,966
Floating price purchases	7,187	$373,539
Floating price sales	10,719	$445,655
Certain of the commitments shown in the table above relate to agreements to purchase product from a counterparty and to sell a similar amount of product (in a different location) to the same counterparty. Many of the commitments shown in the table above are cancellable by either party, as long as notice is given within the time frame specified in the agreement (generally 30 to 120 days).
Our SemGas segment has a take or pay contractual obligation related to the fractionation of natural gas liquids. This obligation continues through June 2023, subsequent to the extension of the agreement in the second quarter of 2013. At December 31, 2014, approximately $25.8 thousand was due under the contract. The approximate amount of future obligation is as follows (in thousands):

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

17.	COMMITMENTS AND CONTINGENCIES, Continued

For year ending:
December 31, 2015	$10,199
December 31, 2016	11,804
December 31, 2017	11,938
December 31, 2018	10,060
December 31, 2019	9,121
Thereafter	24,391
Total expected future payments	$77,513
SemGas further has a take or pay contractual obligation related to pipeline transportation. This obligation began in April 2014 and continues through October 2015. The amount of future obligation is approximately $2.6 million. SemGas also enters into contracts under which we are responsible for marketing the majority of the gas and natural gas liquids produced by the counterparties to the agreements. The majority of SemGas’ revenues were generated from such contracts.
Capital contribution requirements
See Note 5 for commitments related to the White Cliffs expansion project.

18.	EQUITY
Common stock
Upon emergence from bankruptcy, we issued 40,882,496 shares of common stock. The Plan of Reorganization specified that we were to issue an additional 517,500 shares of common stock in settlement of pre-petition claims. As of December 31, 2014, we have issued all of the shares of this stock. The par value of common stock reflected on the consolidated balance sheet at December 31, 2014 is summarized below:

Shares issued on Emergence Date	40,882,496
Shares subsequently issued in settlement of pre-petition claims	517,500
Issuance of shares under employee and director compensation programs*	861,503
Shares issued under employee stock purchase plan	6,999
Shares issued upon exercise of warrants**	1,345,556
Total shares***	43,614,054
Par value per share	$0.01
Par value of common stock at December 31, 2014 (in thousands)	$436
* These shares include 169,340 shares which vested during the year ended December 31, 2014. Of these vested shares, recipients sold back to the Company 11,120 shares to satisfy tax withholding obligations which are being recognized at cost as treasury stock on the consolidated balance sheet.
** These shares include 904,231 shares issued during the year ended December 31, 2014.
*** In addition to the shares in the table above, there are shares of unvested restricted stock outstanding at December 31, 2014. The par value of these shares has not yet been reflected in common stock on the consolidated balance sheet, as these shares have not yet vested. There are also shares of restricted stock that were returned to treasury upon forfeiture. The par value of these shares is not reflected in the consolidated balance sheet, as no accounting recognition is given to forfeited shares. Certain unvested restricted stock is considered legally issued and outstanding and is included in the number of shares presented on the consolidated balance sheets.
The common stock includes Class A and Class B stock. Class A stock is eligible to be listed on an exchange, whereas Class B stock is not. Any share of Class B stock may be converted to Class A at the election of the holder. Both classes of stock have full voting rights. Both classes of stock have a par value of $0.01 per share. On June 17, 2014, all Class B stock was converted to Class A. The total common stock outstanding at December 31, 2013 includes 28,235 shares of Class B stock. The total number of shares authorized for issuance is 90,000,000 shares of Class A stock and 10,000,000 shares of Class B stock.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

18.	EQUITY, Continued

Warrants
Upon emergence from bankruptcy protection, we issued 1,634,210 warrants. The Plan of Reorganization specified that we were to issue an additional 544,737 warrants in settlement of the pre-petition claims. As of December 31, 2014, we have issued all of the warrants. The warrants expired on November 30, 2014.
Each warrant entitled the holder to purchase one share of common stock for $25 at any time before the November 30, 2014 expiration date. Upon exercise, a holder could elect a cashless exercise, whereby the number of shares to be issued to the holder was reduced, in lieu of a cash payment. For the year ended December 31, 2014, 1,271,983 warrants were exercised and 904,231 shares of common stock were issued.
Dividends
We began paying a quarterly cash dividend in the second quarter of 2013. The following table sets forth the quarterly dividends per share declared and paid to shareholders for the periods indicated:

Quarter Ending	Dividend Per Share	Date Declared	Date of Record	Date Paid
June 30, 2013	$0.19	May 8, 2013	May 20, 2013	May 30, 2013
September 30, 2013	$0.20	August 8, 2013	August 19, 2013	August 30, 2013
December 31, 2013	$0.21	November 11, 2013	November 22, 2013	December 3, 2013
March 31, 2014	$0.22	February 25, 2014	March 10, 2014	March 20, 2014
June 30, 2014	$0.24	May 8, 2014	May 19, 2014	May 29, 2014
September 30, 2014	$0.27	August 6, 2014	August 18, 2014	August 28, 2014
December 31, 2014	$0.30	November 6, 2014	November 17, 2014	November 28, 2014
March 31, 2015	$0.34	February 26, 2015	March 9, 2015	March 20, 2015

19.	EARNINGS PER SHARE
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
The following summarizes the calculation of basic earnings per share for the years ended December 31, 2014, 2013 and 2012 (in thousands, except per share amounts):

	Year Ended December 31, 2014
	Continuing Operations	Discontinued Operations	Net
Income	$52,058	$(1)	$52,057
less: Income attributable to noncontrolling interest	22,817	—	22,817
Income attributable to SemGroup	$29,241	$(1)	$29,240
Weighted average common stock outstanding	42,665	42,665	42,665
Basic earnings per share	$0.69	$0.00	$0.69

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

19.	EARNINGS PER SHARE, Continued

	Year Ended December 31, 2013
	Continuing Operations	Discontinued Operations	Net
Income	$65,753	$59	$65,812
less: Income attributable to noncontrolling interest	17,710	—	17,710
Income attributable to SemGroup	$48,043	$59	$48,102
Weighted average common stock outstanding	42,339	42,339	42,339
Basic earnings per share	$1.13	$0.00	$1.14

	Year Ended December 31, 2012
	Continuing Operations	Discontinued Operations	Net
Income	$28,958	$2,939	$31,897
less: Income attributable to noncontrolling interest	9,797	—	9,797
Income attributable to SemGroup	$19,161	$2,939	$22,100
Weighted average common stock outstanding	41,939	41,939	41,939
Basic earnings per share	$0.46	$0.07	$0.53
The following summarizes the calculation of diluted earnings per share for the years ended December 31, 2014, 2013 and 2012 (in thousands, except per share amounts):

	Year Ended December 31, 2014
	Continuing Operations	Discontinued Operations	Net
Income	$52,058	$(1)	$52,057
less: Income attributable to noncontrolling interest	22,817	—	22,817
Income attributable to SemGroup	$29,241	$(1)	$29,240
Weighted average common stock outstanding	42,665	42,665	42,665
Effect of dilutive securities	302	302	302
Diluted weighted average common stock outstanding	42,967	42,967	42,967
Diluted earnings per share	$0.68	$0.00	$0.68

	Year Ended December 31, 2013
	Continuing Operations	Discontinued Operations	Net
Income	$65,753	$59	$65,812
less: Income attributable to noncontrolling interest	17,710	—	17,710
Income attributable to SemGroup	$48,043	$59	$48,102
Weighted average common stock outstanding	42,339	42,339	42,339
Effect of dilutive securities	307	307	307
Diluted weighted average common stock outstanding	42,646	42,646	42,646
Diluted earnings per share	$1.13	$0.00	$1.13

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

19.	EARNINGS PER SHARE, Continued

	Year Ended December 31, 2012
	Continuing Operations	Discontinued Operations	Net
Income	$28,958	$2,939	$31,897
less: Income attributable to noncontrolling interest	9,797	—	9,797
Income attributable to SemGroup	$19,161	$2,939	$22,100
Weighted average common stock outstanding	41,939	41,939	41,939
Effect of dilutive securities	315	315	315
Diluted weighted average common stock outstanding	42,254	42,254	42,254
Diluted earnings per share	$0.45	$0.07	$0.52
All outstanding warrants expired on November 30, 2014 and therefore have no dilutive effect for the year ended December 31, 2014. For the years ended December 31, 2013 and 2012, we recorded a loss on the change in the fair value of the warrants; because of this, the warrants did not cause any dilution for that period.

20.    EQUITY-BASED COMPENSATION
SemGroup Corporation equity awards
We have reserved a total of 2,781,635 shares of common stock for issuance pursuant to employee and director compensation programs. These awards give the recipients the right to receive shares of common stock, once specified service, performance or market related vesting conditions are met. The awards typically have one year vesting period for non-management directors and three years for employees. The awards may be subject to accelerated vesting in the event of involuntary terminations. We record expense for these awards (and corresponding increases to additional paid-in capital) based on the grant date fair value of the awards over the vesting period. We use authorized but unissued shares to satisfy our equity-based payment obligations. Although these awards are to be settled in shares, we may elect to give participants the option of settling a portion of the awards in cash, to meet statutory minimum tax withholding requirements. The activity related to these awards during the period from December 31, 2011 to December 31, 2014 is summarized below:

	Unvested Shares	Average Grant Date Fair Value	Aggregate Fair Value of Shares (in thousands)
Outstanding at December 31, 2011	410,506	$26.59
Awards granted - 2012	246,432	$27.81
Awards vested - 2012	(162,986)	$25.20	$4,107
Awards forfeited - 2012	(43,400)	$27.74
Outstanding at December 31, 2012	450,552	$26.87
Awards granted - 2013	201,451	$52.78
Awards vested - 2013	(107,988)	$25.71	$2,776
Awards forfeited - 2013	(13,412)	$32.36
Outstanding at December 31, 2013	530,603	$36.80
Awards granted - 2014	207,786	$77.14
Awards vested - 2014	(169,340)	$33.07	$5,600
Awards forfeited - 2014	(119,130)	$42.16
Outstanding at December 31, 2014	449,919	$70.69
For certain of the awards granted in 2014, 2013 and 2012, the number of shares that will vest is contingent upon our achievement of certain specified targets. Awards with performance conditions are valued based on the grant date closing price on the New York Stock Exchange assuming that 100% of the awards will vest. Awards with market conditions are valued using Monte Carlo simulations. The following table sets forth the assumptions used in the valuations of these awards granted in 2014, 2013 and 2012:

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

20.	EQUITY-BASED COMPENSATION, Continued

	2014	2013
Volatility	29.3%	28.9%
Risk-free interest rate	0.66%	0.35%
Volatility assumptions related to 2014 awards containing a market condition were based on historical volatility using a simple average calculation of volatility over a period equal to the vesting period of the awards.  We do not expect future volatility over the term of the awards to be significantly different from historical volatility.  Volatility assumptions related to 2013 awards containing a market condition were comprised of 50% historical volatility and 50% implied volatility.  We intend to use only historical volatility going forward.  The change in assumption basis from 2014 to 2013 did not have a significant impact.  The 2012 awards with a market condition were not material and were valued based on the grant date fair value and an estimate of the expected achievement of the market condition.
If we meet the specified maximum targets, approximately 54 thousand, 49 thousand and 25 thousand additional shares could vest related to the 2014, 2013 and 2012 awards, respectively.
During the month of January 2015, 102,103 awards vested. Of these vested awards, 36,564 shares were withheld to satisfy minimum tax withholding requirements.
The holders of certain restricted stock awards granted prior to 2013 are entitled to equivalent dividends (“UDs”) to be received upon vesting of the restricted stock awards. The dividends will be settled in common shares based on the market price of our Class A shares as of the close of business on the vesting date. The UDs are subject to the same forfeiture and acceleration conditions as the associated restricted stock awards. For the year ended December 31, 2014, 593 units were issued upon the vesting of these restricted units. For the year ended December 31, 2013, no units were issued upon the vesting of these restricted units. At December 31, 2014, the value of the UDs related to unvested restricted stock awards was approximately $155 thousand. This is equivalent to 2,263 Class A shares based on the year end close of business market price of our Class A shares of $68.39 per share. Dividends related to the 2013 and 2014 restricted stock awards will be settled in cash upon vesting. At December 31, 2014, the value of UDs to be settled in cash related to unvested restricted stock awards was approximately $244 thousand.
In January 2015, the 2012 restricted stock awards vested and 1,793 UD shares were issued.
Compensation costs expensed for the years ended December 31, 2014, 2013 and 2012 were $7.3 million, $6.5 million and $6.2 million, respectively. As of December 31, 2014, there was $14.2 million of total unrecognized compensation cost related to our non-vested awards, which is expected to be recognized over a weighted-average period of 18 months.
Employee stock purchase plan
Our employee stock purchase plan ("ESPP") allows eligible employees to contribute up to 10% of their base earnings toward the semi annual purchase of our common stock, subject to an annual maximum dollar amount. The purchase price is 85% of the closing price on the last business day of the offering period. We have reserved a total of 1,000,000 shares of common stock for issuance under the ESPP. During the year ended December 31, 2014, we issued 6,999 shares under our ESPP.
Rose Rock Midstream L.P. equity-based compensation
Certain of our employees who support Rose Rock participate in Rose Rock's equity-based compensation program. Awards under this program generally represent awards of restricted common units representing limited partner interests of Rose Rock. Generally, the awards vest three years after the date of grant for employees and one year after the date of grant for non-management directors, contingent upon the continued service of the recipients and may be subject to accelerated vesting in the event of involuntary terminations. Awards are valued based on the grant date closing price listed on the New York Stock Exchange. Compensation expense is recognized over the vesting period and is discounted for estimated forfeitures. Vesting of these awards dilutes our ownership interest and requires additional equity contributions to Rose Rock to maintain our 2% general partner interest.  The activity related to these awards is summarized below:

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

20.	EQUITY-BASED COMPENSATION, Continued

	Unvested Units	Average Grant Date Fair Value	Aggregate Fair Value of Units (in thousands)
Outstanding at December 31, 2011	—	$—
Awards granted - 2012	46,069	$21.97
Awards vested - 2012	—	$—	$—
Awards forfeited - 2012	(2,109)	$20.60
Outstanding at December 31, 2012	43,960	$21.91
Awards granted - 2013	49,104	$34.41
Awards vested - 2013	(9,333)	$27.25	$254
Awards forfeited - 2013	(783)	$34.40
Outstanding at December 31, 2013	82,948	$28.59
Awards granted - 2014	46,536	$41.35
Awards vested - 2014	(5,712)	$35.87	$205
Awards forfeited - 2014	(21,432)	$29.82
Outstanding at December 31, 2014	102,340	$33.79
During the month of January 2015, 25,745 of these awards vested. Of these vested awards, 10,537 units were withheld to satisfy minimum tax requirements.
Compensation cost expensed for the years ended December 31, 2014, 2013 and 2012 was $0.9 million, $0.8 million and $0.3 million, respectively, and represents an increase in noncontrolling interests in consolidated subsidiaries.  As of December 31, 2014, there was $1.8 million of total unrecognized compensation cost related to the non-vested awards, which is expected to be recognized over a weighted-average period of 19 months.
The holders of certain of these restricted unit awards granted prior to 2013 are entitled to equivalent distributions (“Unvested Unit Distributions” or “UUD’s”) to be received upon vesting of the restricted unit awards. The distributions will be settled in common units based on the market price of Rose Rock's limited partner common units as of the close of business on the vesting date. The UUD’s are subject to the same forfeiture and acceleration conditions as the associated restricted units. For the year ended December 31, 2014, no UUDs were issued upon the vesting of these restricted units. For the year ended December 31, 2013, 406 UUDs were issued upon the vesting of these restricted units. At December 31, 2014, the value of the UUD’s was approximately $129 thousand. This is equivalent to approximately 2,835 common units based on the year end close of business market price of Rose Rock's common units of $45.45 per unit. During the month of January 2015, 3,335 units were issued upon the vesting of restricted units noted above. Distributions related to the restricted unit awards granted subsequent to 2012 will be settled in cash upon vesting. At December 31, 2014, the value of these UUDs related to cash settled unvested restricted units was approximately $177 thousand.

21.	EMPLOYEE BENEFIT PLANS
Defined contribution plans
We sponsor defined contribution retirement plans in which the majority of employees are eligible to participate. Our contributions to the defined contribution plans were $1.9 million, $1.1 million, and $0.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Pension plans
We sponsor a defined benefit pension plan and a supplemental defined benefit pension plan (collectively, the “Pension Plans”) for certain employees of the SemCAMS segment hired before June 30, 2001. The following table shows the projected benefit obligations and plan assets of the Pension Plans (in thousands):

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

21.	EMPLOYEE BENEFIT PLANS, Continued

	December 31, 2014	December 31, 2013
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$24,036	$28,357
Service cost	477	577
Interest cost	1,080	1,047
Actuarial (gains) losses	6,228	(3,022)
Benefits paid	(521)	(968)
Currency translation adjustment	(2,034)	(1,955)
Projected benefit obligation at end of year	29,266	24,036
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	25,582	22,727
Employer contributions	601	1,144
Actual return on plan assets	2,915	4,397
Benefits paid	(521)	(968)
Currency translation adjustment	(2,209)	(1,718)
Fair value of plan assets at end of year	26,368	25,582
Funded status:	$(2,898)	$1,546
Accumulated benefit obligation at end of year	$26,544	$22,687
The following table sets forth the assumptions used to determine the projected benefit obligation of the Pension Plans for the periods indicated:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Discount rate	3.80%	4.70%
Compensation increase rate	4.50%	3.50%
We recorded other noncurrent liabilities of $2.9 million at December 31, 2014, and other noncurrent assets of $1.5 million at December 31, 2013, to reflect the funded status of the Pension Plans. We recorded changes in the funded status of the Pension Plans to other comprehensive income (loss), net of income taxes. These amounts were a loss of $3.7 million for the year ended December 31, 2014, a gain of $4.8 million for the year ended December 31, 2013 and a loss of $0.4 million for the year ended December 31, 2012.
The following table summarizes the components of the net periodic benefit cost related to the Pension Plans (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Service cost	$477	$577	$596
Interest cost	1,080	1,047	1,134
Expected return on plan assets	(1,469)	(1,298)	(1,263)
Settlement loss	—	—	(55)
Other	(7)	186	118
Net periodic benefit cost	$81	$512	$530

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

21.	EMPLOYEE BENEFIT PLANS, Continued

The following table sets forth the assumptions used to determine net periodic benefit cost related to the Pension Plans for the periods indicated:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Discount rate	4.70%	3.90%	4.25%
Expected long-term rate of return on plan assets	6.00%	6.00%	6.00%
Compensation increase rate	3.50%	3.50%	3.50%
The expected return on plan assets is determined annually based upon a review of the historical returns experienced for each of the various classes of assets held within the plan, combined with the general economic industry outlook.
We estimate that benefit payments from the Pension Plans will be as follows for the years 2015 – 2024 (in thousands):

Year	Estimated Benefit Payments
2015	$4,800
2016	$2,809
2017	$2,046
2018	$987
2019	$1,114
2020 - 2024	$12,178
We estimate that we will make contributions of $0.6 million to the Pension Plans during the year ended December 31, 2015.
Substantially all of the plan’s assets are invested in pooled funds that hold highly-liquid securities. The value of each share of a pooled fund is calculated based on the quoted market prices of the assets held by the fund. The following table shows the value of each category of plan assets at December 31, 2014 and 2013 and the target investment allocation under our investment policy at December 31, 2014:

	Asset Value at December 31, 2014 (in thousands)	Asset Value at December 31, 2013 (in thousands)	Actual Allocation at December 31, 2014	Normal Allocation Per Investment Policy	Minimum Allocation Per Investment Policy	Maximum Allocation Per Investment Policy
Cash and cash equivalents	$—	$171	0.0%	—%	0.0%	10.0%
Pooled funds—fixed income	8,938	8,381	33.9%	40.0%	32.5%	47.5%
Pooled funds—Canadian equities	8,828	8,324	33.5%	30.0%	22.5%	37.5%
Pooled funds—non-Canadian equities	8,602	8,706	32.6%	30.0%	22.5%	37.5%
Total	$26,368	$25,582
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

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

21.	EMPLOYEE BENEFIT PLANS, Continued

The following information discloses the fair values of our Pension Plan assets, by asset category, for the periods indicated (in thousands):

	December 31, 2014			December 31, 2013
	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$—	$—	$—	$171	$—	$—
Fixed income mutual funds (a)	—	8,938	—	—	8,381	—
Equity mutual funds (a)	—	17,430	—	—	17,030	—
Total	$—	$26,368	$—	$171	$25,411	$—
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
Retiree medical plan
We sponsor an unfunded, post-employment health benefit plan (the “Health Plan”) for certain employees of the SemCAMS segment. The projected benefit obligation related to the Health Plan was $1.7 million at December 31, 2014 and $1.6 million at December 31, 2013, and is reported within other noncurrent liabilities on the consolidated balance sheets.

22.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents changes in the components of accumulated other comprehensive income (loss) (in thousands):

	Currency Translation	Employee Benefit Plans	Interest Rate Swaps	Total
Balance, December 31, 2011	$(10,780)	$(2,811)	$(284)	$(13,875)
Currency translation adjustment, net of income tax expense of $1,168	12,635	—	—	12,635
Settlement of interest rate swaps	—	—	284	284
Changes related to benefit plans, net of income tax benefit of $117	—	(343)	—	(343)
Balance, December 31, 2012	1,855	(3,154)	—	(1,299)
Currency translation adjustment, net of income tax benefit of $3,993	(6,363)	—	—	(6,363)
Changes related to benefit plans, net of income tax expense of $1,603	—	4,808	—	4,808
Balance, December 31, 2013	(4,508)	1,654	—	(2,854)
Currency translation adjustment, net of income tax benefit of $11,102	(20,551)	—	—	(20,551)
Changes related to benefit plans, net of income tax benefit of $1,245	—	(3,736)	—	(3,736)
Balance, December 31, 2014	$(25,059)	$(2,082)	$—	$(27,141)

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

23.    SUPPLEMENTAL CASH FLOW INFORMATION
Operating assets and liabilities
The following table summarizes the changes in the components of operating assets and liabilities, net of the effects of acquisitions (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Decrease (increase) in restricted cash	$(2,045)	$29,467	$4,907
Decrease (increase) in accounts receivable	(32,602)	11,172	(129,102)
Decrease (increase) in receivable from affiliates	50,454	(61,095)	230
Decrease (increase) in inventories	(6,243)	(11,352)	(936)
Decrease (increase) in derivatives and margin deposits	28	1,012	(1,245)
Decrease (increase) in other current assets	(614)	9,361	4,197
Decrease (increase) in other assets	2	137	2,467
Increase (decrease) in accounts payable and accrued liabilities	11,461	31,030	114,776
Increase (decrease) in payable to affiliates	(48,819)	62,279	(6,871)
Increase (decrease) in payables to pre-petition creditors	(54)	(29,609)	(5,206)
Increase (decrease) in other noncurrent liabilities	5,067	(2,541)	2,500
	$(23,365)	$39,861	$(14,283)
Non-cash transactions
During the years ended December 31, 2014 and 2013, we recorded reductions of $85.2 million and $180.2 million, respectively, to noncontrolling interests in consolidated subsidiaries and offsetting increases to additional paid-in capital of $53.2 million and $112.9 million, respectively, (net of tax impacts of $31.9 million and $67.3 million, respectively). These non-cash entries represent the portion of proceeds in excess of historical cost which were attributed to Rose Rock's third-party unitholders related to Rose Rock's purchases of interests in SCPL (Note 4).
During the years ended December 31, 2014 and 2013, we issued 904,231 and 425,618 shares of Class A common stock, respectively, related to the exercise of warrants. These issuances resulted in the non-cash reclassifications for the years ended December 31, 2014 and 2013 of $73.0 million and $21.4 million, respectively, from other noncurrent liabilities to common stock and additional paid-in capital. Cash proceeds of $1.5 million and $0.2 million were received in connection with the warrant exercises for the years ended December 31, 2014 and 2013, respectively.
Other supplemental disclosures
We paid cash for interest totaling $36.7 million, $23.9 million and $8.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.
We paid cash for income taxes (net of refunds received) in the amount of $23.5 million, $13.9 million and $11.4 million during the years ended December 31, 2014, 2013 and 2012, respectively.
We accrued $7.0 million, $10.1 million and $1.6 million at December 31, 2014, 2013 and 2012, respectively, for purchases of property, plant and equipment.
We sold common units of NGL Energy for proceeds of $88.8 million during the year ended December 31, 2014 (Note 5). At December 31, 2014, only $79.7 million of proceeds from the sales had been received and the remaining amount is a non-cash accrual at December 31, 2014.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

24.    QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized information on our consolidated results of operations for the quarters during the year ended December 31, 2014 is shown below (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$498,883	$482,224	$594,235	$547,237	$2,122,579
Loss (gain) on disposal or impairment of long-lived assets, net	(58)	19,315	1,376	11,959	32,592
Other operating costs and expenses	478,264	471,863	575,936	530,150	2,056,213
Total expenses	478,206	491,178	577,312	542,109	2,088,805
Earnings from equity method investments	14,962	19,187	14,223	15,827	64,199
Gain on issuance of common units by equity method investee	8,127	—	18,772	2,121	29,020
Operating income	43,766	10,233	49,918	23,076	126,993
Other expenses (income), net	7,497	29,489	(6,368)	(2,196)	28,422
Income (loss) from continuing operations before income taxes	36,269	(19,256)	56,286	25,272	98,571
Income tax expense (benefit)	16,526	(6,672)	24,090	12,569	46,513
Income (loss) from continuing operations	19,743	(12,584)	32,196	12,703	52,058
Income (loss) from discontinued operations, net of income taxes	(5)	—	—	4	(1)
Net income (loss)	19,738	(12,584)	32,196	12,707	52,057
Less: net income attributable to noncontrolling interests	6,150	5,025	6,934	4,633	22,817
Net income (loss) attributable to SemGroup	$13,588	$(17,609)	$25,262	$8,074	$29,240
Earnings (loss) per share—basic	$0.32	$(0.41)	$0.59	$0.19	$0.69
Earnings (loss) per share—diluted	$0.29	$(0.41)	$0.59	$0.18	$0.68

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

24.	QUARTERLY FINANCIAL DATA (UNAUDITED), Continued

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

25.    RELATED PARTY TRANSACTIONS
NGL Energy Partners LP and subsidiaries (Gavilon, LLC and High Sierra Crude Oil and Marketing, LLC)
As described in Note 5, we own interests in NGL Energy, which we account for under the equity method.
During the years ended December 31, 2014, 2013 and 2012, we generated the following transactions with NGL Energy and its subsidiaries (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Revenues	$456,987	$796,440	$421,311
Purchases	$437,015	$669,450	$336,612
Reimbursements from NGL Energy for services	$168	$198	$575
White Cliffs
We generated approximately $2.9 million, $2.9 million and $2.5 million of revenue from services we provided to White Cliffs during the years ended December 31, 2014, 2013 and 2012, respectively. We incurred $3.9 million of cost for the year ended December 31, 2014 related to transportation fees for shipments on White Cliffs.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

25.	RELATED PARTY TRANSACTIONS, Continued

Glass Mountain
We incurred $0.8 million of cost for the year ended December 31, 2014 related to transportation fees for shipments on the Glass Mountain Pipeline. We received $0.7 million in fees from Glass Mountain for the year ended December 31, 2014, respectively, related to support and administrative services associated with pipeline operations.
Legal Services
The law firm of Conner & Winters, LLP, of which Mark D. Berman is a partner, performs legal services for us. Mr. Berman is the spouse of Candice L. Cheeseman, General Counsel and Secretary. Mr. Berman does not perform any legal services for us. SemGroup paid $1.3 million, $1.9 million and $1.7 million in legal fees and related expenses to this law firm during the years ended December 31, 2014, 2013 and 2012, respectively (of which $0.1 million, $0.2 million and $0.1 million was paid by White Cliffs, respectively).

26.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS
We have outstanding $300 million of 7.50% senior unsecured notes due 2021 (the “Notes”). The Notes are guaranteed by certain of our subsidiaries as follows: SemGas, L.P., SemCanada, L.P., SemCanada II, L.P., SemMaterials, L.P., SemGroup Europe Holding, L.L.C., SemOperating G.P., L.L.C., SemMexico, L.L.C., SemDevelopment, L.L.C., Rose Rock Midstream Holdings, LLC, Wattenberg Holding, LLC, Glass Mountain Holding, LLC and Mid-America Midstream Gas Services, L.L.C. (collectively, the "Guarantors").
The guarantees of the Notes are full and unconditional and constitute the joint and several obligations of the Guarantors. Each of the Guarantors is 100% owned by SemGroup Corporation (the "Parent"). There are no significant restrictions upon the ability of the Parent or any of the Guarantors to obtain funds from its respective subsidiaries by dividend or loan. None of the assets of the Guarantors represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act.
Condensed consolidating financial statements for the Parent, the Guarantors and non-guarantors as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 are presented on an equity method basis in the tables below (in thousands).
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

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

26.    CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Balance Sheets

	December 31, 2014
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$9,254	$—	$35,486	$(4,142)	$40,598
Restricted cash	3,856	—	3,124	—	6,980
Accounts receivable	9,669	32,932	308,733	—	351,334
Receivable from affiliates	2,512	6,628	15,655	(7,976)	16,819
Inventories	—	248	43,284	—	43,532
Other current assets	10,498	615	8,904	—	20,017
Total current assets	35,789	40,423	415,186	(12,118)	479,280
Property, plant and equipment	4,112	512,508	740,205	—	1,256,825
Equity method investments	1,551,825	692,872	269,634	(1,936,411)	577,920
Goodwill	—	13,052	45,274	—	58,326
Other intangible assets	26	152,383	20,656	—	173,065
Other noncurrent assets, net	24,555	958	18,873	—	44,386
Total assets	$1,616,307	$1,412,196	$1,509,828	$(1,948,529)	$2,589,802
LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$649	$22,477	$234,051	$—	$257,177
Payable to affiliates	21	52	21,363	(7,976)	13,460
Accrued liabilities	11,989	19,154	61,549	2	92,694
Payables to pre-petition creditors	3,129	—	—	—	3,129
Deferred revenue	—	—	23,688	—	23,688
Other current liabilities	224	707	543	—	1,474
Current portion of long-term debt	—	—	40	—	40
Total current liabilities	16,012	42,390	341,234	(7,974)	391,662
Long-term debt	335,000	—	490,946	(58,854)	767,092
Deferred income taxes	112,897	—	49,059	—	161,956
Other noncurrent liabilities	2,886	—	46,769	—	49,655
Commitments and contingencies
Owners’ equity excluding noncontrolling interests in consolidated subsidiaries	1,149,512	1,369,806	511,891	(1,881,701)	1,149,508
Noncontrolling interests in consolidated subsidiaries	—	—	69,929	—	69,929
Total owners’ equity	1,149,512	1,369,806	581,820	(1,881,701)	1,219,437
Total liabilities and owners’ equity	$1,616,307	$1,412,196	$1,509,828	$(1,948,529)	$2,589,802

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

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

26.    CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Statements of Operations

	Year Ended December 31, 2014
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$338,621	$1,479,543	$(37,850)	$1,780,314
Service	—	44,592	188,647	—	233,239
Other	—	—	109,026	—	109,026
Total revenues	—	383,213	1,777,216	(37,850)	2,122,579
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	273,309	1,387,899	(37,850)	1,623,358
Operating	—	33,591	213,022	—	246,613
General and administrative	22,394	10,796	54,655	—	87,845
Depreciation and amortization	1,678	29,677	67,042	—	98,397
Loss (gain) loss on disposal or impairment of long-lived assets, net	5,945	54,698	(28,051)	—	32,592
Total expenses	30,017	402,071	1,694,567	(37,850)	2,088,805
Earnings from equity method investments	48,760	102,866	49,620	(137,047)	64,199
Gain on issuance of common units by equity method investee	29,020	—	—	—	29,020
Operating income	47,763	84,008	132,269	(137,047)	126,993
Other expenses (income):
Interest expense	8,423	19,186	24,740	(3,305)	49,044
Foreign currency transaction gain	—	—	(86)	—	(86)
Other expense (income), net	(24,092)	500	(246)	3,302	(20,536)
Total other expenses (income), net	(15,669)	19,686	24,408	(3)	28,422
Income from continuing operations before income taxes	63,432	64,322	107,861	(137,044)	98,571
Income tax expense	34,192	—	12,321	—	46,513
Income from continuing operations	29,240	64,322	95,540	(137,044)	52,058
Loss from discontinued operations, net of income taxes	—	—	(1)	—	(1)
Net income	29,240	64,322	95,539	(137,044)	52,057
Less: net income attributable to noncontrolling interests	—	—	22,817	—	22,817
Net income attributable to SemGroup	$29,240	$64,322	$72,722	$(137,044)	$29,240
Net income	$29,240	$64,322	$95,539	$(137,044)	$52,057
Other comprehensive income (loss), net of income taxes	5,159	—	(29,446)	—	(24,287)
Comprehensive income	34,399	64,322	66,093	(137,044)	27,770
Less: comprehensive income attributable to noncontrolling interests	—	—	22,817	—	22,817
Comprehensive income attributable to SemGroup	$34,399	$64,322	$43,276	$(137,044)	$4,953

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

26.    CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Year Ended December 31, 2013
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$224,072	$944,984	$(23,952)	$1,145,104
Service	—	3,868	136,330	—	140,198
Other	—	—	141,714	—	141,714
Total revenues	—	227,940	1,223,028	(23,952)	1,427,016
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	166,735	877,317	(23,952)	1,020,100
Operating	—	19,541	204,044	—	223,585
General and administrative	21,560	9,437	47,600	—	78,597
Depreciation and amortization	2,001	14,452	49,956	—	66,409
Loss (gain) on disposal of long-lived assets, net	—	668	(907)	—	(239)
Total expenses	23,561	210,833	1,178,010	(23,952)	1,388,452
Earnings from equity method investments	67,965	54,995	44,203	(114,686)	52,477
Gain on issuance of common units by equity method investee	26,873	—	—	—	26,873
Operating income	71,277	72,102	89,221	(114,686)	117,914
Other expenses (income):
Interest expense	4,826	9,781	15,947	(5,412)	25,142
Foreign currency transaction gain	—	—	(1,633)	—	(1,633)
Other expense (income), net	40,928	—	(434)	5,412	45,906
Total other expenses, net	45,754	9,781	13,880	—	69,415
Income from continuing operations before income taxes	25,523	62,321	75,341	(114,686)	48,499
Income tax expense (benefit)	(22,579)	—	5,325	—	(17,254)
Income from continuing operations	48,102	62,321	70,016	(114,686)	65,753
Income (loss) from discontinued operations, net of income taxes	—	65	(6)	—	59
Net income	48,102	62,386	70,010	(114,686)	65,812
Less: net income attributable to noncontrolling interests	—	—	17,710	—	17,710
Net income attributable to SemGroup	$48,102	$62,386	$52,300	$(114,686)	$48,102
Net income	$48,102	$62,386	$70,010	$(114,686)	$65,812
Other comprehensive loss, net of income taxes	(1,517)	—	(38)	—	(1,555)
Comprehensive income	46,585	62,386	69,972	(114,686)	64,257
Less: comprehensive income attributable to noncontrolling interests	—	—	17,710	—	17,710
Comprehensive income attributable to SemGroup	$46,585	$62,386	$52,262	$(114,686)	$46,547

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

26.    CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Year Ended December 31, 2012
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$123,424	$840,892	$(10,578)	$953,738
Service	—	1,198	116,523	—	117,721
Other	—	387	165,651	—	166,038
Total revenues	—	125,009	1,123,066	(10,578)	1,237,497
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	98,224	787,239	(10,578)	874,885
Operating	—	12,719	211,981	—	224,700
General and administrative	22,105	8,360	41,453	—	71,918
Depreciation and amortization	2,496	6,448	39,266	—	48,210
Loss (gain) on disposal of long-lived assets, net	—	276	(3,807)	—	(3,531)
Total expenses	24,601	126,027	1,076,132	(10,578)	1,216,182
Earnings from equity method investments	66,671	85,330	36,439	(152,404)	36,036
Operating income	42,070	84,312	83,373	(152,404)	57,351
Other expenses (income):
Interest expense	3,942	(240)	11,056	(5,856)	8,902
Foreign currency transaction loss	—	—	298	—	298
Other expense (income), net	15,698	(21)	(262)	5,856	21,271
Total other expenses (income), net	19,640	(261)	11,092	—	30,471
Income from continuing operations before income taxes	22,430	84,573	72,281	(152,404)	26,880
Income tax (benefit) expense	334	—	(2,412)	—	(2,078)
Income from continuing operations	22,096	84,573	74,693	(152,404)	28,958
Income (loss) from discontinued operations, net of income taxes	4	(17)	2,952	—	2,939
Net income	22,100	84,556	77,645	(152,404)	31,897
Less: net income attributable to noncontrolling interests	—	—	9,797	—	9,797
Net income attributable to SemGroup	$22,100	$84,556	$67,848	$(152,404)	$22,100
Net income	$22,100	$84,556	$77,645	$(152,404)	$31,897
Other comprehensive income, net of income taxes	917	—	11,659	—	12,576
Comprehensive income	23,017	84,556	89,304	(152,404)	44,473
Less: comprehensive income attributable to noncontrolling interests	—	—	9,797	—	9,797
Comprehensive income attributable to SemGroup	$23,017	$84,556	$79,507	$(152,404)	$34,676

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

26.    CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Statements of Cash Flows

	Year Ended December 31, 2014
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$27,393	$56,178	$188,376	$(90,289)	$181,658
Cash flows from investing activities:
Capital expenditures	(1,672)	(180,361)	(88,473)	—	(270,506)
Proceeds from sale of long-lived assets	—	2,368	2,077	—	4,445
Contributions to equity method investments	—	(16,201)	(54,930)	—	(71,131)
Payments to acquire businesses	—	(514)	(43,994)	—	(44,508)
Proceeds from sale of common units of equity method investee	79,741	—	—	—	79,741
Proceeds from the sale of interest in SemCrude Pipeline, L.L.C. to Rose Rock Midstream L.P.	114,412	—	—	(114,412)	—
Distributions in excess of equity in earnings of affiliates	1,843	2,344	9,390	(1,843)	11,734
Net cash provided by (used in) investing activities	194,324	(192,364)	(175,930)	(116,255)	(290,225)
Cash flows from financing activities:
Debt issuance costs	(93)	—	(8,593)	—	(8,686)
Borrowings on credit facilities and issuance of senior unsecured notes	405,500	—	848,744	—	1,254,244
Principal payments on credit facilities and other obligations	(440,500)	—	(661,772)	—	(1,102,272)
Distributions to noncontrolling interests	—	—	(28,494)	—	(28,494)
Proceeds from warrant exercises	1,451	—	—	—	1,451
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(719)	—	—	—	(719)
Dividends paid	(44,206)	—	—	—	(44,206)
Proceeds from issuance of common stock under employee stock purchase plan	340	—	—	—	340
Excess tax benefit from equity-based awards	1,650	—	—	—	1,650
Intercompany borrowings (advances), net	(138,431)	136,186	(201,715)	203,960	—
Net cash provided by (used in) financing activities	(215,008)	136,186	(51,830)	203,960	73,308
Effect of exchange rate changes on cash and cash equivalents	—	—	(3,494)	—	(3,494)
Change in cash and cash equivalents	6,709	—	(42,878)	(2,584)	(38,753)
Cash and cash equivalents at beginning of period	2,545	—	78,364	(1,558)	79,351
Cash and cash equivalents at end of period	$9,254	$—	$35,486	$(4,142)	$40,598

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

26.    CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Year Ended December 31, 2013
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$20,130	$24,642	$148,872	$(20,235)	$173,409
Cash flows from investing activities:
Capital expenditures	(734)	(123,246)	(91,629)	—	(215,609)
Proceeds from sale of long-lived assets	23	19	1,237	—	1,279
Contributions to equity method investments	(18,775)	(57,850)	(97,243)	—	(173,868)
Payments to acquire businesses	—	(313,487)	(48,969)	—	(362,456)
Proceeds from the sale of interest in SemCrude Pipeline, L.L.C. to Rose Rock Midstream, L.P.	362,600	—	—	(362,600)	—
Distributions in excess of equity in earnings of affiliates	—	—	12,246	—	12,246
Net cash provided by (used in) investing activities	343,114	(494,564)	(224,358)	(362,600)	(738,408)
Cash flows from financing activities:
Debt issuance costs	(10,866)	—	(4,070)	—	(14,936)
Borrowings on debt	706,000	—	562,474	—	1,268,474
Principal payments on debt and other obligations	(537,500)	—	(321,912)	—	(859,412)
Proceeds from issuance of Rose Rock Midstream, L.P. common units, net of offering costs	—	—	210,226	—	210,226
Distributions to noncontrolling interests	—	—	(17,647)	—	(17,647)
Proceeds from warrant exercises	225	—	—	—	225
Repurchase of common stock	(371)	—	—	—	(371)
Dividends paid	(25,429)	—	—	—	(25,429)
Intercompany borrowings (advances), net	(511,881)	469,922	(342,256)	384,215	—
Net cash provided by (used in) financing activities	(379,822)	469,922	86,815	384,215	561,130
Effect of exchange rate changes on cash and cash equivalents	—	—	3,191	—	3,191
Change in cash and cash equivalents	(16,578)	—	14,520	1,380	(678)
Cash and cash equivalents at beginning of period	19,123	—	63,844	(2,938)	80,029
Cash and cash equivalents at end of period	$2,545	$—	$78,364	$(1,558)	$79,351

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

26.    CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Year Ended December 31, 2012
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(4,535)	$6,236	$93,534	$(15,593)	$79,642
Cash flows from investing activities:
Capital expenditures	(1,977)	(59,317)	(58,025)	—	(119,319)
Proceeds from sale of long-lived assets	19	(202)	2,824	—	2,641
Contributions to equity method investments	(1,740)	(74,434)	(2,079)	—	(78,253)
Proceeds from the sale of non-consolidated affiliate	—	—	3,500	—	3,500
Proceeds from the sale of SemStream assets	12,250	—	—	—	12,250
Distributions in excess of equity in earnings of affiliates	9,218	—	8,072	—	17,290
Net cash provided by (used in) investing activities	17,770	(133,953)	(45,708)	—	(161,891)
Cash flows from financing activities:
Debt issuance costs	(455)	—	(252)	—	(707)
Borrowings on credit facilities	318,000	—	—	—	318,000
Principal payments on credit facilities and other obligations	(194,000)	—	(28,066)	—	(222,066)
Distributions to noncontrolling interests	—	—	(8,502)	—	(8,502)
Repurchase of common stock	(242)	—	—	—	(242)
Intercompany borrowings (advances), net	(117,526)	127,717	(25,608)	15,417	—
Net cash provided by (used in) financing activities	5,777	127,717	(62,428)	15,417	86,483
Effect of exchange rate changes on cash and cash equivalents	—	—	(610)	—	(610)
Change in cash and cash equivalents	19,012	—	(15,212)	(176)	3,624
Change in cash and cash equivalents included in discontinued operations	—	—	2,792	—	2,792
Change in cash and cash equivalents from continuing operations	19,012	—	(12,420)	(176)	6,416
Cash and cash equivalents at beginning of period	111	—	76,264	(2,762)	73,613
Cash and cash equivalents at end of period	$19,123	$—	$63,844	$(2,938)	$80,029

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

2.10
Contribution Agreement, dated as of June 23, 2014, by and among SemGroup Corporation, Rose Rock Midstream Holdings, LLC, Rose Rock Midstream GP, LLC, Rose Rock Midstream, L.P. and Rose Rock Midstream Operating, LLC (filed as Exhibit 2.1 to our current report on Form 8-K dated June 23, 2014, filed June 23, 2014).

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
4.3
Indenture (and form of 7.50% Senior Note due 2021 attached at Exhibit A thereto), dated as of June 14, 2013, by and among SemGroup Corporation, certain of its wholly-owned subsidiaries, as guarantors, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to our current report on Form 8-K dated June 14, 2013, filed June 20, 2013).

4.4
Indenture (and form of 5.625% Senior Note due 2022 attached at Exhibit A thereto), dated as of July 2, 2014, by and among Rose Rock Midstream, L.P., Rose Rock Finance Corporation, the Guarantors party thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to Rose Rock Midstream, L.P.'s current report on Form 8-K dated June 27, 2014, filed July 2, 2014).

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
10.7*
SemGroup Corporation Board of Directors Compensation Plan, effective June 1, 2014 (filed as Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2014, filed August 8, 2014).

10.8*	SemGroup Corporation Nonexecutive Directors’ Compensation Deferral Program (filed as Exhibit 10.7 to the Form 10).
10.9*	SemGroup Corporation Equity Incentive Plan (filed as Exhibit 10.8 to the Form 10).
10.10*
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

10.12*
Form of 2012 Performance Share Unit Award Agreement under the SemGroup Corporation Equity Incentive Plan for executive officers (filed as Exhibit 10.20 to our annual report on Form 10-K for the fiscal year ended December 31, 2011, filed February 29, 2012 (the "2011 Form 10-K")).

10.13*
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
10.15*
SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for executive officers and employees in the United States for awards granted on or after March 1, 2013 (filed as Exhibit 10.33 to our annual report on Form 10-K for the fiscal year ended December 31, 2012, filed March 1, 2013 (the "2012 Form 10-K")).

10.16*
SemGroup Corporation Equity Incentive Plan Form of Performance Share Unit Award Agreement for executive officers for awards granted on or after March 1, 2013 (filed as Exhibit 10.34 to our 2012 Form 10-K).

10.17*
Employment Agreement dated as of March 6, 2014, by and among SemManagement, L.L.C., SemGroup Corporation, Rose Rock Midstream GP, LLC and Carlin G. Conner (filed as Exhibit 10.2 to our current report on Form 8-K dated March 6, 2014, filed March 12, 2014).

10.18*	Employment Agreement dated as of November 30, 2009, by and among SemManagement, L.L.C., SemGroup Corporation and Norman J. Szydlowski (filed as Exhibit 10.11 to the Form 10).
10.19*
Letter Amendment dated March 18, 2010, by and among SemManagement, L.L.C., SemGroup Corporation and Norman J. Szydlowski, amending the Employment Agreement dated as of November 30, 2009 (filed as Exhibit 10.12 to the Form 10).

10.20*
Agreement of Termination of Employment Agreement dated as of March 6, 2014, by and among SemManagement, L.L.C., SemGroup Corporation and Norman J. Szydlowski (filed as Exhibit 10.1 to our current report on Form 8-K dated March 6, 2014, filed March 12, 2014).

10.21*	Form of Severance Agreement between SemGroup Corporation and each of its executive officers other than Norman J. Szydlowski (filed as Exhibit 10.13 to the Form 10).
10.22*	Form of Amendment to Severance Agreement between SemGroup Corporation and certain of its executive officers (filed as Exhibit 10.14 to the 2011 Form 10-K).
10.23*
Form of Second Amendment to Severance Agreement between SemGroup Corporation and certain of its executive officers (filed as Exhibit 10.3 to our current report on Form 8-K dated December 10, 2013, filed December 16, 2013).

10.24*	SemGroup Corporation Short-Term Incentive Program (filed as Exhibit 10.1 to our current report on Form 8-K dated February 24, 2011, filed March 2, 2011).
10.25*	SemGroup Employee Stock Purchase Plan (filed as Appendix A to our definitive proxy statement, filed April 19, 2013).
10.26
Credit Agreement dated November 10, 2011, among Rose Rock Midstream, L.P., as borrower, The Royal Bank of Scotland plc, as administrative agent and collateral agent, the other agents party thereto and the lenders and issuing banks party thereto (filed as Exhibit 10.1 to Rose Rock Midstream, L.P.'s registration statement on Form S-1, File No. 333-176260).

10.27
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

10.28
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

10.29
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

10.31
Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Rose Rock Midstream, L.P. (filed as Exhibit 3.1 to Rose Rock Midstream, L.P.'s current report on Form 8-K dated January 8, 2013, filed January 14, 2013).

10.32
Amendment No. 2, dated as of December 16, 2013, to the Second Amended and Restated Agreement of Limited Partnership of Rose Rock Midstream, L.P. (filed as Exhibit 3.1 to Rose Rock Midstream, L.P.'s current report on Form 8-K dated December 10, 2013, filed December 16, 2013).

10.33
First Amended and Restated Limited Liability Company Agreement of Rose Rock Midstream GP, LLC (filed as Exhibit 3.2 to Rose Rock Midstream, L.P.’s current report on Form 8-K dated December 14, 2011, filed December 20, 2011).

10.34*	Rose Rock Midstream Equity Incentive Plan (filed as Exhibit 10.1 to Rose Rock Midstream, L.P.’s current report on Form 8-K dated December 8, 2011, filed December 14, 2011).
10.35*
Form of Restricted Unit Award Agreement (Employees) under the Rose Rock Midstream Equity Incentive Plan (filed as Exhibit 10.3.1 to Rose Rock Midstream, L.P.’s annual report on Form 10-K for the fiscal year ended December 31, 2011, filed February 29, 2012).

10.36*	Form of Restricted Unit Award Agreement (Employees) under the Rose Rock Midstream Equity Incentive Plan for awards granted on or after March 1, 2013 (filed as Exhibit 10.35 to our 2012 Form 10-K).
21	Subsidiaries of SemGroup Corporation.
23.1	Consent of Independent Registered Public Accounting Firm - BDO USA, LLP.
23.2	Consent of Independent Registered Public Accounting Firm - BDO USA, LLP.
31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Carlin G. Conner, Chief Executive Officer.
31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.
32.1	Section 1350 Certification of Carlin G. Conner, Chief Executive Officer.
32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.
99.1	White Cliffs Pipeline, L.L.C. financial statements presented pursuant to Rule 3-09 of Regulation S-X.
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2014 and 2013, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Statements of Changes in Owners’ Equity for the years ended December 31, 2014, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and (v) the Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement