Form 10-Q
period 2015-03-31
SemGroup Corp
filed 2015-05-08
CIK 1489136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class		Outstanding at April 30, 2015
Class A	Common stock, $0.01 par	43,901,405	Shares
Class B	Common stock, $0.01 par	—	Shares

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
All statements, other than statements of historical fact, included in this Form 10-Q regarding the prospects of our industry, our anticipated financial performance, the anticipated performance of NGL Energy Partners LP, management’s plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions and other matters, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as "may," "will," "expect," "intend," "estimate," "foresee," "project," "anticipate," "believe," "plans," "forecasts," "continue" or "could" or the negative of these terms or variations of them or similar terms. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks, and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those discussed in Item 1A of our most recent Annual Report on Form 10-K, entitled "Risk Factors," risk factors discussed in other reports that we file with the Securities and Exchange Commission (the "SEC") and the following:

•	Our ability to generate sufficient cash flow from operations to enable us to pay our debt obligations and our dividends or to fund our other liquidity needs;

•
Our ability to comply with the covenants contained in our credit agreements and the indentures governing our senior notes, including requirements under our credit agreements to maintain certain financial ratios;

•	The effect of our debt level on our future financial and operating flexibility, including our ability to obtain additional capital on terms that are favorable to us;

•	The ability of our subsidiary, Rose Rock Midstream, L.P., to make minimum quarterly distributions to its unitholders, including us;

•	The operations of NGL Energy Partners LP, which we do not control;

•	Any sustained reduction in demand for or supply of the petroleum products we gather, transport, process and store;

•	Our ability to obtain new sources of supply of petroleum products;

•	Our failure to comply with new or existing environmental laws or regulations or cross border laws or regulations;

•	The possibility that the construction or acquisition of new assets may not result in the corresponding anticipated revenue increases;

•	Changes in currency exchange rates;

•	A cyber attack involving our information systems and related infrastructure, or that of our business associates;

•	The risks and uncertainties of doing business outside of the U.S., including political and economic instability and changes in local governmental laws, regulations and policies; and

•	The possibility that our hedging activities may result in losses or may have a negative impact on our financial results.
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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

SEMGROUP CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	(Unaudited)
	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$315,525	$40,598
Restricted cash	6,396	6,980
Accounts receivable (net of allowance of $3,488 and $3,260, respectively)	290,353	351,334
Receivable from affiliates	15,156	16,819
Inventories	67,770	43,532
Other current assets	15,770	20,017
Total current assets	710,970	479,280
Property, plant and equipment (net of accumulated depreciation of $259,980 and $245,629, respectively)	1,303,781	1,256,825
Equity method investments	561,463	577,920
Goodwill	58,159	58,326
Other intangible assets (net of accumulated amortization of $22,859 and $20,545, respectively)	170,362	173,065
Other noncurrent assets, net	56,805	44,386
Total assets	$2,861,540	$2,589,802
LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$222,712	$257,177
Payable to affiliates	16,188	13,460
Accrued liabilities	83,473	92,694
Payables to pre-petition creditors	3,130	3,129
Deferred revenue	20,602	23,688
Other current liabilities	3,236	1,474
Current portion of long-term debt	47	40
Total current liabilities	349,388	391,662
Long-term debt	1,027,072	767,092
Deferred income taxes	175,562	161,956
Other noncurrent liabilities	47,576	49,655
Commitments and contingencies (Note 9)
SemGroup owners’ equity:
Common stock, $0.01 par value (authorized - 100,000 shares; issued - 44,822 and 44,689 shares, respectively)	439	436
Additional paid-in capital	1,266,325	1,245,877
Treasury stock, at cost (922 and 862 shares, respectively)	(4,962)	(1,332)
Accumulated deficit	(66,866)	(68,332)
Accumulated other comprehensive loss	(36,201)	(27,141)
Total SemGroup Corporation owners’ equity	1,158,735	1,149,508
Noncontrolling interests in consolidated subsidiaries	103,207	69,929
Total owners’ equity	1,261,942	1,219,437
Total liabilities and owners’ equity	$2,861,540	$2,589,802
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenues:
Product	$220,131	$427,030
Service	61,877	48,507
Other	16,302	23,346
Total revenues	298,310	498,883
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	192,072	385,113
Operating	53,090	50,778
General and administrative	32,310	18,736
Depreciation and amortization	23,734	23,637
Loss (gain) on disposal or impairment of long-lived assets, net	1,058	(58)
Total expenses	302,264	478,206
Earnings from equity method investments	20,559	14,962
Gain on issuance of common units by equity method investee	—	8,127
Operating income	16,605	43,766
Other expenses (income), net:
Interest expense	14,591	9,227
Foreign currency transaction gain	(519)	(683)
Other income, net	(7,985)	(1,047)
Total other expenses, net	6,087	7,497
Income from continuing operations before income taxes	10,518	36,269
Income tax expense	4,742	16,526
Income from continuing operations	5,776	19,743
Loss from discontinued operations, net of income taxes	—	(5)
Net income	5,776	19,738
Less: net income attributable to noncontrolling interests	4,310	6,150
Net income attributable to SemGroup	$1,466	$13,588
Net income	$5,776	$19,738
Other comprehensive loss, net of income taxes	(9,060)	(2,972)
Comprehensive income (loss)	(3,284)	16,766
Less: comprehensive income attributable to noncontrolling interests	4,310	6,150
Comprehensive income (loss) attributable to SemGroup	$(7,594)	$10,616
Net income attributable to SemGroup per common share (Note 11):
Basic	$0.03	$0.32
Diluted	$0.03	$0.29
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$5,776	$19,738
Adjustments to reconcile net income to net cash provided by operating activities:
Net unrealized loss related to derivative instruments	2,645	606
Depreciation and amortization	23,734	23,637
Loss (gain) on disposal or impairment of long-lived assets, net	1,058	(58)
Earnings from equity method investments	(20,559)	(14,962)
Gain on issuance of common units by equity method investee	—	(8,127)
Gain on sale of common units of equity method investee	(7,894)	—
Distributions from equity investments	25,879	16,421
Amortization of debt issuance costs	1,066	785
Deferred tax expense (benefit)	(682)	10,518
Non-cash equity compensation	2,777	2,330
Excess tax benefit from equity-based awards	—	(1,650)
Gain on fair value of warrants	—	(980)
Provision for uncollectible accounts receivable, net of recoveries	383	(129)
Currency gain	(519)	(683)
Inventory valuation adjustment	1,187	—
Changes in operating assets and liabilities (Note 12)	(16,307)	(18,548)
Net cash provided by operating activities	18,544	28,898
Cash flows from investing activities:
Capital expenditures	(84,327)	(56,753)
Proceeds from sale of long-lived assets	117	695
Contributions to equity method investments	(15,182)	(24,251)
Proceeds from sale of common units of equity method investee	29,012	—
Distributions in excess of equity in earnings of affiliates	5,201	2,505
Net cash used in investing activities	(65,179)	(77,804)
Cash flows from financing activities:
Debt issuance costs	(601)	(155)
Borrowings on credit facilities	422,000	186,000
Principal payments on credit facilities and other obligations	(162,012)	(128,509)
Rose Rock Midstream, L.P. equity issuance	89,119	—
Distributions to noncontrolling interests	(8,953)	(6,398)
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(3,630)	(719)
Dividends paid	(14,846)	(9,382)
Proceeds from issuance of common stock under employee stock purchase plan	313	88
Excess tax benefit from equity-based awards	—	1,650
Net cash provided by financing activities	321,390	42,575
Effect of exchange rate changes on cash and cash equivalents	172	1,938
Change in cash and cash equivalents	274,927	(4,393)
Cash and cash equivalents at beginning of period	40,598	79,351
Cash and cash equivalents at end of period	$315,525	$74,958
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

1.	OVERVIEW
SemGroup Corporation is a Delaware corporation headquartered in Tulsa, Oklahoma. The terms "we," "our," "us," "SemGroup," "the Company" and similar language used in these notes to the unaudited condensed consolidated financial statements refer to SemGroup Corporation and its subsidiaries.
Basis of presentation
The accompanying condensed consolidated balance sheet at December 31, 2014, which is derived from audited financial statements, and the unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission ("SEC"). These financial statements include all normal and recurring adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Company and the results of its operations and its cash flows.
Our condensed consolidated financial statements include the accounts of our controlled subsidiaries. All significant transactions between our consolidated subsidiaries have been eliminated.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Although management believes these estimates are reasonable, actual results could differ materially from these estimates. The results of operations for the three months ended March 31, 2015, are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.
Pursuant to the rules and regulations of the SEC, the accompanying condensed consolidated financial statements do not include all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States. Certain reclassifications have been made to conform previously reported balances to the current presentation. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014, which are included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC.
Our significant accounting policies are consistent with those described in our Annual Report on Form 10-K for the year ended December 31, 2014.
Recent accounting pronouncements
In February 2015 the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which adds requirements that limited partnerships must meet to qualify as voting interest entities and modifies the evaluation of whether limited partnerships are variable interest entities or voting interest entities. It also eliminates the presumption that a general partner should consolidate a limited partnership. This guidance is effective for public companies for fiscal years beginning after December 15, 2015. We will adopt this guidance in the first quarter of 2016 and are currently reviewing the impact of adoption on our consolidated financial statements.
On April 7, 2015, the FASB issued Accounting Standards Update ASU 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which is designed to simplify presentation of debt issuance costs. The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard will be effective for U.S. public companies for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The new guidance shall be applied on a retrospective basis for all periods presented. The Company will adopt this guidance in the first quarter of 2016. The impact is not expected to be material.
In April 2014, the FASB issued ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. For public entities, this ASU is effective for fiscal years beginning on or after December 15, 2014, and interim periods within those years. The Company adopted this guidance in the first quarter of 2015. The impact was not material.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

1.	OVERVIEW, Continued

when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.
The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

2.	ROSE ROCK MIDSTREAM, L.P.
We control the operations of our consolidated subsidiary, Rose Rock Midstream, L.P. (NYSE: RRMS) ("Rose Rock"), through our ownership of the general partner interest. As of March 31, 2015, we own the 2% general partner interest and a 55.2% limited partner interest.
On January 1, 2015, certain operational targets were achieved by White Cliffs Pipeline, L.L.C. ("White Cliffs") and all 3,750,000 Class A units held by the Company were converted to common units on a one-for-one basis. The conversion did not impact the total number of the Rose Rock's outstanding units representing limited partner interests.
On February 13, 2015, we contributed the Wattenberg Oil Trunkline ("WOT") and our 50% ownership interest in Glass Mountain Pipeline LLC ("Glass Mountain") to Rose Rock for (i) cash of approximately $251.2 million, (ii) the issuance of 1.75 million common units, and (iii) an increase of the capital account of the general partner and a related issuance of general partner interest, to allow the general partner to maintain its 2% general partner interest.
As the transaction was between entities under common control, Rose Rock recorded the acquired assets and liabilities based on SemGroup's historical cost. The purchase price in excess of historical cost was treated as an equity transaction with SemGroup, which reduced the partners' capital accounts of Rose Rock's general and limited partners on a pro-rata basis.
Additionally, the acquisition of WOT created a change in reporting entity which required Rose Rock's historical results to be recast as if WOT had been part of Rose Rock in prior periods. The historical summarized financial information of Rose Rock has been recast to reflect this change. The impact to prior periods was not significant. Prior period earnings of WOT have been allocated to the general partner. The acquisition of the equity method investment in Glass Mountain did not create a change in reporting entity. As such, prior periods have not been recast to include the historical results of Glass Mountain. There was no impact to SemGroup as these entities are all reported within the Crude segment.
On February 17, 2015, certain targets specified in Rose Rock’s partnership agreement were achieved and all 8,389,709 subordinated units held by the Company were converted to common units. The conversion did not impact the total number of Rose Rock’s outstanding units representing limited partner interests.
Cash distributions
We receive distributions from Rose Rock on our common units, our 2% general partner interest and incentive distribution rights. Rose Rock intends to pay a minimum quarterly distribution of $0.3625 per unit, to the extent it has sufficient available cash, as defined in Rose Rock’s partnership agreement.
The following table shows the cash distributions paid or declared during 2015 and 2014 (in thousands, except for per unit amounts):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

2.	ROSE ROCK MIDSTREAM, L.P., Continued

	Distribution Per Unit		Distributions Paid/To Be Paid
Quarter Ended			SemGroup				Noncontrolling Interest Common Units	Total Distributions
			General Partner	Incentive Distributions	Common Units	Subordinated Units
December 31, 2013	$0.4650		$257	$244	$2,041	$3,901	$6,398	$12,841
March 31, 2014	$0.4950		$278	$488	$2,173	$4,153	$6,811	$13,903
June 30, 2014	$0.5350		$334	$888	$3,646	$4,488	$7,362	$16,718
September 30, 2014	$0.5750		$377	$1,835	$3,918	$4,824	$7,912	$18,866
December 31, 2014	$0.6200		$485	$3,487	$6,551	$5,202	$8,544	$24,269
March 31, 2015	$0.6350	*	$568	$4,450	$13,148	$—	$10,213	$28,379

*Expected distributions related to the quarter ended March 31, 2015, which will be paid on May 15, 2015 to unitholders of record as of May 5, 2015.

Summarized financial information
Certain summarized balance sheet information of Rose Rock is shown below (in thousands):

	(Unaudited)
	March 31, 2015	December 31, 2014
Cash	$13,323	$3,625
Other current assets	261,942	271,144
Property, plant and equipment, net	405,283	396,066
Equity method investment	425,655	269,635
Goodwill	36,116	36,116
Other noncurrent assets, net	28,847	29,677
Total assets	$1,171,166	$1,006,263

Current liabilities	$227,607	$265,682
Long-term debt	661,072	432,092
Partners’ capital attributable to SemGroup	179,280	238,560
Partners’ capital attributable to noncontrolling interests	103,207	69,929
Total liabilities and partners' capital	$1,171,166	$1,006,263
Certain summarized income statement information of Rose Rock for the three months ended March 31, 2015 and 2014 is shown below (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenue	$134,693	$292,514
Cost of products sold	$96,237	$254,537
Operating, general and administrative expenses	$26,571	$18,962
Depreciation and amortization expense	$10,143	$11,482
Earnings from equity method investment	$20,864	$11,080
Net income	$14,600	$16,226
Noncontrolling interests in consolidated subsidiary retained by SemGroup	$—	$3,676
Net income attributable to Rose Rock Midstream, L.P.	$14,600	$12,550

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

3.	EQUITY METHOD INVESTMENTS

Our equity method investments consist of the following (in thousands):

	March 31, 2015	December 31, 2014
White Cliffs	$279,753	$269,635
NGL Energy Partners LP	135,808	162,246
Glass Mountain	145,902	146,039
Total equity method investments	$561,463	$577,920

Our earnings from equity method investments consist of the following (in thousands):

	Three Months Ended March 31,
	2015	2014
White Cliffs	$19,090	$11,080
NGL Energy Partners LP*	(305)	3,591
Glass Mountain	1,774	291
Total earnings from equity method investments	$20,559	$14,962
* Excluding gain on issuance of common units of $8.1 million for the three months ended March 31, 2014.
Cash distributions received from equity method investments consist of the following (in thousands):

	Three Months Ended March 31,
	2015	2014
White Cliffs	$24,154	$13,585
NGL Energy Partners LP	5,015	5,341
Glass Mountain	1,911	—
Total cash distributions received from equity method investments	$31,080	$18,926
White Cliffs
Certain unaudited summarized income statement information of White Cliffs for the three months ended March 31, 2015 and 2014 is shown below (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenue	$54,614	$33,274
Operating, general and administrative expenses	$8,353	$6,768
Depreciation and amortization expense	$8,538	$4,393
Net income	$37,723	$22,113
The equity in earnings of White Cliffs for the three months ended March 31, 2015 and 2014 is less than 51% of the net income of White Cliffs for the same periods. This is due to certain general and administrative expenses we incur in managing the operations of White Cliffs that the other owners are not obligated to share. Such expenses are recorded by White Cliffs and are allocated to our ownership interest. White Cliffs recorded $0.3 million and $0.4 million of such general and administrative expense for the three months ended March 31, 2015 and 2014, respectively.
The members of White Cliffs are required to contribute capital to White Cliffs to fund various projects. For the three months ended March 31, 2015, we contributed $14.9 million to these projects, including a $6.6 million contribution for an expansion project adding approximately 65,000 barrels per day of capacity. Remaining contributions related to the

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

3.	EQUITY METHOD INVESTMENTS, Continued

expansion project will be paid in 2015 and are expected to total $30.1 million. The project is expected to be completed in late 2015.
NGL Energy Partners LP
At March 31, 2015, we owned 5,652,568 common units representing limited partner interests in NGL Energy Partners LP (NYSE: NGL) ("NGL Energy"), which represents approximately 6.4% of the total 88,545,764 limited partner units of NGL Energy outstanding at December 31, 2014, and an 11.78% interest in the general partner of NGL Energy.
At March 31, 2015, the fair market value of our 5,652,568 common unit investment in NGL Energy was $148.3 million, based on a March 31, 2015 closing price of $26.23 per common unit. This does not reflect our 11.78% interest in the general partner of NGL Energy. The fair value of our limited partner investment in NGL Energy is categorized as a Level 1 measurement, as it is based on quoted market prices.
Our policy is to record our equity in earnings of NGL Energy on a one-quarter lag, as we do not expect information on the earnings of NGL Energy to always be available in time to consistently record the earnings in the quarter in which they are generated. Accordingly, the equity in earnings from NGL Energy, which is reflected in our condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2015 and 2014, relates to the earnings of NGL Energy for the three months ended December 31, 2014 and 2013, respectively.
In the first quarter of 2015, NGL announced several transactions in which they issued common units publicly and privately which diluted our limited partnership interest. As we record activity on a one-quarter lag, we expect to record a non-cash gain associated with these issuances in the second quarter of 2015.
In the first quarter of 2015, we sold 999,533 of our NGL Energy common units for $29.0 million, net of related costs of $0.4 million. We recorded a net gain of approximately $7.9 million in "other expense (income)" in our condensed consolidated statement of operations and comprehensive income for the three months ended March 31, 2015.
Subsequent to March 31, 2015, we sold an additional 1 million of our NGL Energy common units for $27.3 million, net of related costs of $0.1 million. We expect to record a net gain of approximately $6.6 million related to this sale.
Certain unaudited summarized income statement information of NGL Energy for the three months ended December 31, 2014 and 2013 is shown below (in thousands):

	Three Months Ended December 31,
	2014	2013
Revenue	$4,552,146	$2,743,445
Cost of sales	$4,311,668	$2,576,029
Operating, general and administrative expenses	$172,064	$90,753
Depreciation and amortization expense	$50,335	$35,494
Net income (loss)	$(5,269)	$24,052

Glass Mountain
Certain unaudited summarized income statement information of Glass Mountain for the three months ended March 31, 2015 is shown below (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenue	$11,121	$3,853
Cost of sales	$1,982	$—
Operating, general and administrative expenses	$1,438	$850
Depreciation and amortization expense	$4,044	$2,348
Net income	$3,655	$653

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

3.	EQUITY METHOD INVESTMENTS, Continued

The equity in earnings of Glass Mountain for the three months ended March 31, 2015 reported in our condensed consolidated statement of operations and comprehensive income is less than 50% of the net income of Glass Mountain for the same period due to amortization of capitalized interest for the period.

4.	SEGMENTS
Our businesses are organized based on the nature and location of the services they provide. Certain summarized information related to our reportable segments is shown in the tables below. None of the operating segments have been aggregated. Our investment in NGL Energy is included within the SemStream segment. Although "Corporate and Other" does not represent an operating segment, it is included in the tables below to reconcile segment information to that of the consolidated Company. Eliminations of transactions between segments are also included within "Corporate and Other" in the tables below.
The accounting policies of each segment are the same as the accounting policies of the consolidated Company. Transactions between segments are generally recorded based on prices negotiated between the segments. Certain general and administrative and interest expenses incurred at the corporate level are allocated to the segments, based on our allocation policies in effect at the time.

	Three Months Ended March 31, 2015
	Crude	SemStream	SemCAMS	SemGas	SemLogistics	SemMexico	Corporate and Other	Consolidated
				(dollars in thousands)
Revenues:
External	$141,668	$—	$29,724	$60,276	$5,152	$61,490	$—	$298,310
Intersegment	—	—	—	5,981	—	—	(5,981)	—
Total revenues	141,668	—	29,724	66,257	5,152	61,490	(5,981)	298,310
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	105,145	—	132	41,269	—	51,507	(5,981)	192,072
Operating	21,162	—	18,331	8,046	2,614	2,937	—	53,090
General and administrative	5,622	3	3,376	2,063	1,677	1,942	17,627	32,310
Depreciation and amortization	10,143	—	3,066	7,138	2,040	1,053	294	23,734
Loss (gain) on disposal or impairment of long-lived assets, net	152	—	—	(1)	—	(19)	926	1,058
Total expenses	142,224	3	24,905	58,515	6,331	57,420	12,866	302,264
Earnings (losses) from equity method investments	20,864	(305)	—	—	—	—	—	20,559
Operating income (loss)	20,308	(308)	4,819	7,742	(1,179)	4,070	(18,847)	16,605
Other expenses (income), net	10,646	(9,216)	3,069	2,851	1,116	69	(2,448)	6,087
Income (loss) from continuing operations before income taxes	$9,662	$8,908	$1,750	$4,891	$(2,295)	$4,001	$(16,399)	$10,518
Total assets at March 31, 2015 (excluding intersegment receivables)	$1,188,963	$135,808	$275,308	$686,665	$143,778	$98,546	$332,472	$2,861,540

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

4.    SEGMENTS, Continued

	Three Months Ended March 31, 2014
	Crude	SemStream	SemCAMS	SemGas	SemLogistics	SemMexico	Corporate and Other	Consolidated
				(dollars in thousands)
Revenues:
External	$292,514	$—	$39,283	$90,686	$4,790	$71,610	$—	$498,883
Intersegment	—	—	—	9,892	—	—	(9,892)	—
Total revenues	292,514	—	39,283	100,578	4,790	71,610	(9,892)	498,883
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	254,537	—	67	78,582	350	61,469	(9,892)	385,113
Operating	15,139	—	23,666	7,444	2,080	2,449	—	50,778
General and administrative	3,942	113	3,980	1,972	1,422	2,751	4,556	18,736
Depreciation and amortization	11,482	—	2,829	4,969	2,495	1,427	435	23,637
Loss (gain) on disposal of long-lived assets, net	(34)	—	—	4	—	(28)	—	(58)
Total expenses	285,066	113	30,542	92,971	6,347	68,068	(4,901)	478,206
Earnings from equity method investments	11,371	3,591	—	—	—	—	—	14,962
Gain on issuance of common units by equity method investee	—	8,127	—	—	—	—	—	8,127
Operating income (loss)	18,819	11,605	8,741	7,607	(1,557)	3,542	(4,991)	43,766
Other expenses (income), net	4,663	(1,264)	4,155	1,689	251	(45)	(1,952)	7,497
Income (loss) from continuing operations before income taxes	$14,156	$12,869	$4,586	$5,918	$(1,808)	$3,587	$(3,039)	$36,269

5.	INVENTORIES
Inventories consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Crude oil	$55,680	$26,722
Asphalt and other	12,090	16,810
Total inventories	$67,770	$43,532

During the three months ended March 31, 2015, our Crude segment recorded non-cash charges of $1.2 million to write-down crude oil inventory to the lower of cost or market.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

6.	FINANCIAL INSTRUMENTS
Fair value of financial instruments
We record certain financial assets and liabilities at fair value at each balance sheet date. The tables below summarize the balances of commodity derivative assets and liabilities at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015			December 31, 2014
Derivatives subject to netting arrangements:	Level 1	Netting*	Total	Level 1	Netting*	Total
Commodity derivatives:
Assets	$1,763	$(1,763)	$—	$3,311	$(1,637)	$1,674
Liabilities	$2,733	$(1,763)	$970	$1,637	$(1,637)	$—
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
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value levels. At March 31, 2015, all of our physical fixed price forward purchases and sales contracts were being accounted for as normal purchases and normal sales.
There were no financial assets or liabilities recorded at fair value which were classified as Level 2 or Level 3 during the three months ended March 31, 2015 and 2014. As such, no rollforward of Level 3 activity has been presented.
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
The following table sets forth the notional quantities for commodity derivative instruments entered into (in thousands of barrels):

	Three Months Ended March 31,
	2015	2014
Sales	5,731	815
Purchases	5,905	810
We have not designated any of our commodity derivative instruments as accounting hedges. We have recorded the fair value of our commodity derivative instruments on our condensed consolidated balance sheets in other current assets and other current liabilities in the following amounts (in thousands):

	March 31, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
Commodity contracts	$—	$970	$1,674	$—
We have posted margin deposits as collateral with brokers who have the right of set off associated with these funds. Our margin deposit balances were $3.2 million and $0.8 million at March 31, 2015 and December 31, 2014, respectively. These margin account balances have not been offset against our net commodity derivative instrument (contract) positions. Had these margin deposits been netted against our net commodity derivative instrument (contract) positions as of March 31, 2015 and December 31, 2014, we would have had net asset positions of $2.2 million and $2.5 million, respectively.
Realized and unrealized gains (losses) from our commodity derivatives were recorded to product revenue in the following amounts (in thousands):

	Three Months Ended March 31,
	2015	2014
Commodity contracts	$(66)	$(807)
Concentrations of risk
During the three months ended March 31, 2015, two customers of our Crude segment accounted for more than 10% of our consolidated revenues at approximately 35%. We purchased approximately $71.2 million of product from two third-party suppliers of our Crude segment, which represented approximately 37% of our costs of products sold.
At March 31, 2015, two third-party customers of our Crude segment accounted for approximately 33% of our consolidated accounts receivable.

7.	INCOME TAXES

The effective tax rate was comparable between periods at 45% and 46% for the three months ended March 31, 2015 and 2014, respectively. The rate for the three months ended March 31, 2014 is impacted by $3.1 million Canadian withholding tax paid on remittances to the U.S. Significant items that impacted the effective tax rate for each period, as compared to the U.S. federal statutory rate of 35%, include earnings in foreign jurisdictions taxed at lower rates and a non-controlling interest in Rose Rock for which taxes are not provided. Further, the foreign earnings are taxed in foreign jurisdictions as well as in the U.S., since they are disregarded entities for U.S. federal income tax purposes.

We have a valuation allowance on a small portion of our state net operating loss carryovers with shorter carryover periods and our foreign tax credit carryover. We have not released the valuation allowance on the foreign tax credits due to the foreign tax credit limitation and the relative subjectivity of forecasts of the relational magnitude of U.S. and

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

foreign taxable income in future periods, as well as the shorter carryover period available for the credits. Deferred tax assets are reduced by a valuation allowance when a determination is made that it is more likely than not that some, or all, of the deferred tax assets will not be realized based on the weight of all available evidence. Evidence which is objectively verifiable carries a higher weight in the analysis. The ultimate realization of deferred tax assets is dependent upon the existence of sufficient taxable income of the appropriate character within the carryback and carryforward period available under the tax law. Sources of taxable income include future reversals of existing taxable temporary differences, future earnings and available tax planning strategies.

We have determined that no accruals related to uncertainty in tax positions are required. All income tax years of the Company ending after the emergence from bankruptcy remain open for examination in all jurisdictions. In foreign jurisdictions, all tax years within the relevant statute of limitations for periods prior to the emergence from bankruptcy remain open for examination. Currently, there are no examinations in progress for our federal jurisdiction. There is one examination in progress for our state jurisdictions. We do not anticipate that this audit will have a significant impact on the results of operations or financial position. No foreign jurisdictions are currently under audit.

8.	LONG-TERM DEBT
Our long-term debt consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
SemGroup 7.50% senior unsecured notes	$300,000	$300,000
SemGroup corporate revolving credit facility	66,000	35,000
Rose Rock 5.625% senior unsecured notes	400,000	400,000
Rose Rock revolving credit facility	261,000	32,000
SemMexico revolving credit facility	—	—
Capital leases	119	132
Total long-term debt	$1,027,119	$767,132
less: current portion of long-term debt	47	40
Noncurrent portion of long-term debt	$1,027,072	$767,092
SemGroup senior unsecured notes
For the three months ended March 31, 2015 and 2014, we incurred $5.8 million and $5.8 million, respectively, of interest expense related to $300 million of 7.5% senior unsecured notes due 2021 (the "Notes") including the amortization of debt issuance costs.
SemGroup corporate revolving credit facility
At March 31, 2015, we had $66.0 million outstanding cash borrowings on our $500 million revolving credit facility which incurred interest at the alternate base rate ("ABR") of 4.25%.
At March 31, 2015, we had outstanding letters of credit under the facility of $3.8 million, for which the rate in effect was 2.0%.
We recorded interest expense related to the SemGroup revolving credit facility of $1.0 million and $1.8 million for the three months ended March 31, 2015 and 2014, respectively, including amortization of debt issuance costs.
Rose Rock senior unsecured notes
At March 31, 2015, Rose Rock had outstanding $400 million of 5.625% senior unsecured notes due 2022 (the "Rose Rock Notes"). For the three months ended March 31, 2015, we incurred $5.8 million of interest expense related to the Rose Rock Notes including amortization of debt issuance costs.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

8.	LONG-TERM DEBT, Continued

Rose Rock revolving credit facility
At March 31, 2015, Rose Rock had $261.0 million outstanding cash borrowings under the $585 million Rose Rock revolving credit facility, of which $36.0 million incurred interest at the ABR of 4.75% and $225.0 million incurred interest at the Eurodollar rate of 2.68%.
At March 31, 2015, Rose Rock had $17.3 million in outstanding letters of credit, and the rate in effect was 2.50%.
Rose Rock had $9.1 million of Secured Bilateral Letters of Credit outstanding at March 31, 2015. The interest rate in effect was 1.75%. Secured Bilateral Letters of Credit are external to the facility and do not reduce availability for borrowing on the revolving credit facility.
We recorded $2.3 million and $2.3 million of interest expense related to this facility during the three months ended March 31, 2015 and 2014, respectively, including letters of credit and amortization of debt issuance costs.
SemMexico revolving credit facility
At March 31, 2015, SemMexico had no outstanding borrowings on its 44 million Mexican pesos (U.S. $2.9 million at the March 31, 2015 exchange rate) revolving credit facility, which matures in May 2015. Borrowings are unsecured and bear interest at the bank prime rate in Mexico plus 1.50%.
At March 31, 2015, SemMexico had no outstanding borrowings on its 56 million Mexican pesos (U.S. $3.7 million at the March 31, 2015 exchange rate) revolving credit facility, which matures in July 2015. Borrowings are unsecured and bear interest at the bank prime rate in Mexico plus 1.50%.
At March 31, 2015, SemMexico had an outstanding letter of credit of 292.8 million Mexican pesos (U.S. $19.2 million at the March 31, 2015 exchange rate) and a $3.0 million U.S. dollar letter of credit. Fees on outstanding letters of credit range from a rate of 0.40% to 0.70%.
Capitalized interest
During the three months ended March 31, 2015 and 2014, we capitalized interest from our credit facilities of $0.3 million and $0.7 million, respectively.
Fair value
We estimate the fair value of the Notes to be $315 million and the fair value of the Rose Rock Notes to be $394 million at March 31, 2015, based on unadjusted, transacted market prices, which is categorized as a Level 1 measurement. We estimate that the fair value of our other long-term debt was not materially different than the recorded values at March 31, 2015. It is our belief that neither the market interest rates nor our credit profile have changed significantly enough to have had a material impact on the fair value of our other debt outstanding at March 31, 2015. This estimate is categorized as a Level 2 measurement.

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
Claims reconciliation process
A large number of parties made claims against us for obligations alleged to have been incurred prior to our predecessor's bankruptcy filing. We have resolved or settled all of these outstanding claims and have made all required distributions. The Plan of Reorganization has therefore been fully administered.On November 7, 2014, SemGroup Corporation and the

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

9.	COMMITMENTS AND CONTINGENCIES, Continued

other reorganized debtors moved for a final decree from the bankruptcy court closing the debtors’ bankruptcy cases. The United States Bankruptcy Court for the District of Delaware granted the request and entered its Order Granting Motion of Remaining Debtors for Entry of Final Decree on December 18, 2014. Accordingly, the bankruptcy cases for SemCrude, L.P., Eaglwing, L.P., SemCanada II, L.P., SemCanada L.P., SemGas, L.P., SemGroup, L.P., SemMaterials, L.P., and SemStream, L.P. have been closed. As part of its decree, the Court retained jurisdiction over certain on-going adversary proceedings, but the debtors have estimated and paid the claims associated with these remaining adversaries, leaving the non-debtor parties to the adversaries to resolve their remaining claims amongst themselves.On January 2, 2015, Bettina M. Whyte, the duly appointed Trustee of the SemGroup Litigation Trust (the “Litigation Trustee”), filed a notice of appeal of the Bankruptcy Court’s December 18, 2014 order closing the aforementioned bankruptcy cases. However, the Bankruptcy Court’s order of final decree was effective upon entry, and the appeal does not stay the effect of the order. The Litigation Trustee’s appeal to the United States District Court for the District of Delaware is currently pending and will be opposed by SemGroup Corporation and the other remaining reorganized debtors.
Dimmit County, TX claims
An employee of Rose Rock Midstream Field Services, LLC was involved in a tractor trailer accident on January 15, 2015 in Dimmit County, Texas.  A second accident followed resulting in six fatalities and multiple injuries. At this time, the following lawsuits have been filed in either the District Court of Zavala County, Texas or the District Court of Dimmit County, Texas: Olga D. Rubio and Carlos Rubio, Individually and on Behalf of All Statutory Wrongful Death Beneficiaries of Carlos Rubio, Jr., Deceased vs. Rose Rock Midstream Field Services, LLC and Jesus T. Riojas; David Rodriguez and Maribel Rodriguez vs. Rose Rock Midstream Field Services, LLC and Jesus T. Riojas; David Rodriguez and Maribel Rodrigues, Plaintiffs and Alejandra Abigail Ortega, Individually and as next friend of K.A.P., a minor, and as Representative of the Estate of Eduardo Pena, and Julian Pena and Nelva G. Suifuentes Pena Intervenors vs. Rose Rock Midstream Field Services, LLC, Jesus Riojas, and Roberto Rivera; Derek Muhlenbruch vs. Rose Rock Midstream Field Services, LLC and Jesus T. Riojas; and Agustin Lara, Sr., Individually, and Elsa Zamarripa, Individually and As Representative of the Estate of Justin Lara, Deceased vs. Rose Rock Midstream Field Services, LLC and Jesus T. Riojas; Jorge A Porras vs. Rose Rock Midstream Field Services, LLC; Nancy Garcia vs. Rose Rock Midstream Field Services, LLC; Veronica Veyro vs. Rose Rock Midstream Field Services, LLC; Veronica Veyro a/n/f of Sergio Veyro, Jr. vs. Rose Rock Midstream Field Services, LLC; Veronica Veyro as Rep of Estate of Sergio Veyro Sr., deceased vs. Rose Rock Midstream Field Services, LLC; Veronica Kimberly Veyro vs. Rose Rock Midstream Field Services, LLC; Roberto Rivera-Castilla vs. Rose Rock Midstream Field Services, LLC; Mary Alice Medellin vs. Rose Rock Midstream Field Services, LLC; Mary Medellin as Rep of Estate of Juan Medellin, Jr. vs. Rose Rock Midstream Field Services, LLC; Mary Medellin on behalf of those entitled to recover for the Wrongful Death of Juan Medellin, Jr. vs. Rose Rock Midstream Field Services, LLC; Elizabeth Rolon vs. Rose Rock Midstream Field Services, LLC and Juan Francisco Medellin, III vs. Rose Rock Midstream Field Services, LLC.   We are currently working with counsel for the interested parties to investigate the accident, and no determination of liability has been made.  We will continue to defend our position and believe that any liability that may arise from this incident will be covered by our insurance; however, we cannot predict the outcome.
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
Asset retirement obligations
We will be required to incur significant removal and restoration costs when we retire our natural gas gathering and processing facilities in Canada. We have recorded an asset retirement obligation liability of $40.2 million at March 31, 2015, which is included within other noncurrent liabilities on our condensed consolidated balance sheets. This amount was calculated using the $87.6 million cost we estimate we would incur to retire these facilities, discounted based on our risk-adjusted cost of borrowing and the estimated timing of remediation.
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

Purchase and sale commitments
We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We account for derivatives at fair value with the exception of commitments which have been designated as normal purchases and sales for which we do not record assets or liabilities related to these agreements until the product is purchased or sold. At March 31, 2015, such commitments included the following (in thousands):

	Volume (Barrels)	Value
Fixed price purchases	13,145	$1,064,246
Fixed price sales	14,125	$1,127,864
Floating price purchases	7,149	$333,777
Floating price sales	14,538	$508,968
Certain of the commitments shown in the table above relate to agreements to purchase product from a counterparty and to sell a similar amount of product (in a different location) to the same counterparty. Many of the commitments shown in the table above are cancellable by either party, as long as notice is given within the time frame specified in the agreement (generally 30 to 120 days).
Our SemGas segment has a take or pay contractual obligation related to the fractionation of natural gas liquids through June 2023. At March 31, 2015, no amounts were due under the contract. The approximate amount of future obligation is as follows (in thousands):

For year ending:
December 31, 2015	$7,817
December 31, 2016	11,804
December 31, 2017	11,938
December 31, 2018	10,060
December 31, 2019	9,121
Thereafter	24,392
Total expected future payments	$75,132
SemGas further has a take or pay contractual obligation related to pipeline transportation through October 2015. The amount of future obligation is approximately $2.6 million. SemGas also enters into contracts under which we are responsible for marketing the majority of the gas and natural gas liquids produced by the counterparties to the agreements. The majority of SemGas’ revenues were generated from such contracts.
See Note 3 for capital contribution requirements related to the White Cliffs expansion.

10.	EQUITY
Unaudited condensed consolidated statement of changes in owners’ equity
The following table shows the changes in our consolidated owners’ equity accounts from December 31, 2014 to March 31, 2015 (in thousands):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

10.	EQUITY, Continued

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Owners’ Equity
Balance at December 31, 2014	$436	$1,245,877	$(1,332)	$(68,332)	$(27,141)	$69,929	$1,219,437
Net income	—	—	—	1,466	—	4,310	5,776
Other comprehensive loss, net of income taxes	—	—	—	—	(9,060)	—	(9,060)
Distributions to noncontrolling interests	—	—	—	—	—	(8,953)	(8,953)
Dividends paid	—	(14,846)	—	—	—	—	(14,846)
Unvested dividend equivalent rights	—	(66)	—	—	—	(44)	(110)
Non-cash equity compensation	—	2,434	—	—	—	298	2,732
Issuance of common stock under compensation plans	3	762	—	—	—	—	765
Repurchase of common stock	—	—	(3,630)	—	—	—	(3,630)
Rose Rock Midstream, L.P. equity issuance	—	—	—	—	—	89,119	89,119
Transfer of WOT and Glass Mountain to Rose Rock	—	32,164	—	—	—	(51,452)	(19,288)
Balance at March 31, 2015	$439	$1,266,325	$(4,962)	$(66,866)	$(36,201)	$103,207	$1,261,942
Accumulated other comprehensive loss
The following table presents the changes in the components of accumulated other comprehensive loss from December 31, 2014 to March 31, 2015 (in thousands):

	Currency Translation	Employee Benefit Plans	Total
Balance at December 31, 2014	$(25,059)	$(2,082)	$(27,141)
Currency translation adjustment, net of income tax benefit of $5,684	(9,068)	—	(9,068)
Changes related to benefit plans, net of income tax expense of $3	—	8	8
Balance at March 31, 2015	$(34,127)	$(2,074)	$(36,201)
There were no significant items reclassified out of accumulated other comprehensive loss to net income for the three months ended March 31, 2015.
Common stock
During the three months ended March 31, 2015, we issued 9,145 shares under the Employee Stock Purchase Plan and 157,005 shares related to our equity based compensation awards. Of these vested shares related to compensation awards, recipients sold back to the Company 54,783 shares to satisfy tax withholding obligations which are being recognized at cost as treasury stock on the condensed consolidated balance sheet.
Equity-based compensation
At March 31, 2015, there were approximately 428,000 unvested shares that have been granted under our director and employee compensation programs. The par value of these shares is not reflected in common stock on the condensed consolidated balance sheet, as these shares have not yet vested. For certain of the awards, the number of shares that will vest is contingent upon our achievement of certain specified targets. If we meet the specified maximum targets, approximately 172,000 additional shares could vest.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

10.	EQUITY, Continued

The holders of certain restricted stock awards are entitled to equivalent dividends ("UDs") to be settled in cash upon vesting of the related restricted stock awards. At March 31, 2015, the value of the UDs to be settled in cash related to unvested restricted stock awards was approximately $307 thousand.
During the three months ended March 31, 2015, we granted 139,286 restricted stock awards with a weighted average grant date fair value of $89.38 per award.
Dividends
The following table sets forth the quarterly dividends per share declared and/or paid to shareholders for the periods indicated:

Quarter Ending	Dividend Per Share	Date Declared	Date of Record	Date Paid
March 31, 2014	$0.22	February 25, 2014	March 10, 2014	March 20, 2014
June 30, 2014	$0.24	May 8, 2014	May 19, 2014	May 29, 2014
September 30, 2014	$0.27	August 6, 2014	August 18, 2014	August 28, 2014
December 31, 2014	$0.30	November 6, 2014	November 17, 2014	November 28, 2014
March 31, 2015	$0.34	February 26, 2015	March 9, 2015	March 20, 2015
June 30, 2015	$0.38	May 6, 2015	May 18, 2015	May 29, 2015

11.	EARNINGS PER SHARE

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
Basic earnings per share is calculated based on the weighted average shares outstanding during the period. Diluted earnings per share includes the dilutive effect of warrants and unvested equity compensation awards.
The following summarizes the calculation of basic earnings per share for the three months ended March 31, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Continuing Operations	Discontinued Operations	Net	Continuing Operations	Discontinued Operations	Net
Income (loss)	$5,776	$—	$5,776	$19,743	$(5)	$19,738
less: Income attributable to noncontrolling interests	4,310	—	4,310	6,150	—	6,150
Income attributable to SemGroup	$1,466	$—	$1,466	$13,593	$(5)	$13,588
Weighted average common stock outstanding	43,717	43,717	43,717	42,631	42,631	42,631
Basic earnings per share	$0.03	$—	$0.03	$0.32	$—	$0.32

The following summarizes the calculation of diluted earnings per share for the three months ended March 31, 2015 and 2014 (in thousands, except per share amounts):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

11.	EARNINGS PER SHARE, Continued

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Continuing Operations	Discontinued Operations	Net	Continuing Operations	Discontinued Operations	Net
Income (loss)	$5,776	$—	$5,776	$19,743	$(5)	$19,738
less: Income attributable to noncontrolling interests	4,310	—	4,310	6,150	—	6,150
less: Income resulting from the change in fair value of warrants	—	—	—	980	—	980
Numerator	$1,466	$—	$1,466	$12,613	$(5)	$12,608
Weighted average common stock outstanding	43,717	43,717	43,717	42,631	42,631	42,631
Effect of warrants outstanding	—	—	—	825	825	825
Effect of dilutive securities	223	223	223	305	305	305
Denominator	43,940	43,940	43,940	43,761	43,761	43,761
Diluted earnings per share	$0.03	$—	$0.03	$0.29	$—	$0.29

All outstanding warrants expired on November 30, 2014 and therefore have no dilutive effect for the three months ended March 31, 2015.

12.	SUPPLEMENTAL CASH FLOW INFORMATION
The following table summarizes the changes in the components of operating assets and liabilities, net of the effects of acquisitions, shown on our condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2015	2014
Decrease (increase) in restricted cash	$342	$(2,585)
Decrease (increase) in accounts receivable	56,863	(58,879)
Decrease (increase) in receivable from affiliates	1,663	14,992
Decrease (increase) in inventories	(25,857)	3,715
Decrease (increase) in derivatives and margin deposits	(2,356)	(546)
Decrease (increase) in other current assets	2,280	1,636
Decrease (increase) in other assets	(628)	(33)
Increase (decrease) in accounts payable and accrued liabilities	(51,435)	49,754
Increase (decrease) in payable to affiliates	2,728	(24,075)
Increase (decrease) in payables to pre-petition creditors	(2)	(2)
Increase (decrease) in other noncurrent liabilities	95	(2,525)
	$(16,307)	$(18,548)

Other supplemental disclosures
In the first quarter of 2015, we recorded a $51.5 million reduction to noncontrolling interests in consolidated subsidiaries and an offsetting increase to additional paid-in capital of $32.2 million (net of tax impact of $19.3 million). This non-cash entry represents the portion of the proceeds in excess of historical cost which were attributed to Rose Rock's third-party unitholders related to Rose Rock's purchase of WOT and a 50% interest in Glass Mountain from SemGroup (Note 2).
We paid cash interest of $15.0 million and $3.6 million for the three months ended March 31, 2015 and 2014, respectively.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

12.	SUPPLEMENTAL CASH FLOW INFORMATION, Continued

We paid cash for income taxes (net of refunds received) of $3.3 million and $12.2 million for the three months ended March 31, 2015 and 2014, respectively.
We incurred liabilities for construction work in process that had not been paid of $16.6 million and $10.0 million as of March 31, 2015 and 2014, respectively. Such amounts are not included in capital expenditures on the consolidated statements of cash flows.

13.	RELATED PARTY TRANSACTIONS
NGL Energy Partners LP and subsidiaries (Gavilon, LLC and High Sierra Crude Oil and Marketing, LLC)
As described in Note 3, we own interests in NGL Energy, which we account for under the equity method.
During the three months ended March 31, 2015 and 2014, we generated the following transactions with NGL Energy and its subsidiaries (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenues	$45,469	$172,438
Purchases	$35,234	$157,691
Reimbursements from NGL Energy for services	$42	$42
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
White Cliffs
As described in Note 3, we account for our ownership interest in White Cliffs under the equity method. During the three months ended March 31, 2015 and 2014, we generated storage revenue from White Cliffs of approximately $1.0 million and $0.8 million, respectively. We incurred $0.7 million and $0.9 million of cost for the three months ended March 31, 2015, respectively, related to transportation fees for shipments on White Cliffs.
Glass Mountain
We incurred $0.5 million of cost for the three months ended March 31, 2015 related to transportation fees for shipments on the Glass Mountain Pipeline. We received $0.2 million and $0.1 million in fees from Glass Mountain for the three months ended March 31, 2015 and 2014, respectively, related to support and administrative services associated with pipeline operations. We made purchases of crude oil of $1.5 million from Glass Mountain during the three months ended March 31, 2015.
Legal services
The law firm of Conner & Winters, LLP, of which Mark D. Berman is a partner, performs legal services for us. Mr. Berman is the spouse of Candice L. Cheeseman, General Counsel and Secretary. Mr. Berman does not perform any legal services for us. SemGroup paid $0.3 million and $0.3 million in legal fees and related expenses to this law firm during the three months ended March 31, 2015 and 2014, respectively (of which $3.3 thousand and $54.0 thousand was paid by White Cliffs during the three months ended March 31, 2015 and 2014, respectively).

14.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS

Our Notes are guaranteed by certain of our subsidiaries as follows: SemGas, L.P., SemCanada, L.P., SemCanada II, L.P., SemMaterials, L.P., SemGroup Europe Holding, L.L.C., SemOperating G.P., L.L.C., SemMexico, L.L.C., SemDevelopment, L.L.C., Rose Rock Midstream Holdings, LLC and Mid-America Midstream Gas Services, L.L.C. (collectively, the "Guarantors").

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
In February 2015, we contributed our interests in Wattenberg Holding, LLC and Glass Mountain Holding, LLC to Rose Rock (Note 2). As a result of this transaction, Wattenberg Holding, LLC and Glass Mountain Holding, LLC no longer guarantee our Notes. Prior year comparative information has been recast to reflect Wattenberg Holding, LLC and Glass Mountain Holding, LLC as non-guarantors.
Unaudited condensed consolidating financial statements for the Parent, the Guarantors and non-guarantors as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014 are presented on an equity method basis in the tables below (in thousands).
Intercompany receivable and payable balances, including notes receivable and payable, are capital transactions primarily to facilitate the capital needs of our subsidiaries. As such, subsidiary intercompany balances have been reported as a reduction to equity on the condensed consolidating Guarantor balance sheets. The Parent's net intercompany balance, including note receivable, and investments in subsidiaries have been reported in equity method investments on the condensed consolidating Guarantor balance sheets. Intercompany transactions, such as daily cash management activities, have been reported as financing activities within the condensed consolidating Guarantor statements of cash flows. The Parent's investing activities with subsidiaries, such as the drop down of WOT and Glass Mountain to Rose Rock in the first quarter of 2015, have been reflected as cash flows from investing activities. Quarterly cash distributions from Rose Rock representing a return on capital have been included in the Parent's cash flows from operations. These balances are eliminated through consolidating adjustments below.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

14.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Balance Sheets

	March 31, 2015
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$252,412	$—	$66,021	$(2,908)	$315,525
Restricted cash	3,832	—	2,564	—	6,396
Accounts receivable, net	741	31,732	257,880	—	290,353
Receivable from affiliates	959	3,339	13,969	(3,111)	15,156
Inventories	—	254	67,516	—	67,770
Other current assets	7,359	82	8,329	—	15,770
Total current assets	265,303	35,407	416,279	(6,019)	710,970
Property, plant and equipment, net	4,589	480,959	818,233	—	1,303,781
Equity method investments	1,366,535	563,003	425,655	(1,793,730)	561,463
Goodwill	—	13,052	45,107	—	58,159
Other intangible assets, net	24	150,333	20,005	—	170,362
Other noncurrent assets, net	37,443	1,617	17,745	—	56,805
Total assets	$1,673,894	$1,244,371	$1,743,024	$(1,799,749)	$2,861,540
LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$203	$17,796	$204,713	$—	$222,712
Payable to affiliates	17	2	19,279	(3,110)	16,188
Accrued liabilities	10,774	13,330	59,369	—	83,473
Payables to pre-petition creditors	3,130	—	—	—	3,130
Deferred revenue	—	—	20,602	—	20,602
Other current liabilities	1,249	704	1,283	—	3,236
Current portion of long-term debt	—	—	47	—	47
Total current liabilities	15,373	31,832	305,293	(3,110)	349,388
Long-term debt	366,000	—	716,647	(55,575)	1,027,072
Deferred income taxes	130,818	—	44,744	—	175,562
Other noncurrent liabilities	2,968	—	44,608	—	47,576
Commitments and contingencies
Owners’ equity excluding noncontrolling interests in consolidated subsidiaries	1,158,735	1,212,539	528,525	(1,741,064)	1,158,735
Noncontrolling interests in consolidated subsidiaries	—	—	103,207	—	103,207
Total owners’ equity	1,158,735	1,212,539	631,732	(1,741,064)	1,261,942
Total liabilities and owners’ equity	$1,673,894	$1,244,371	$1,743,024	$(1,799,749)	$2,861,540

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

14.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	December 31, 2014
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$9,254	$—	$35,445	$(4,101)	$40,598
Restricted cash	3,856	—	3,124	—	6,980
Accounts receivable, net	9,669	32,056	309,609	—	351,334
Receivable from affiliates	2,512	6,624	15,659	(7,976)	16,819
Inventories	—	248	43,284	—	43,532
Other current assets	10,498	575	8,944	—	20,017
Total current assets	35,789	39,503	416,065	(12,077)	479,280
Property, plant and equipment, net	4,112	452,352	800,361	—	1,256,825
Equity method investments	1,551,825	546,833	415,673	(1,936,411)	577,920
Goodwill	—	13,052	45,274	—	58,326
Other intangible assets, net	26	152,383	20,656	—	173,065
Other noncurrent assets, net	24,555	958	18,873	—	44,386
Total assets	$1,616,307	$1,205,081	$1,716,902	$(1,948,488)	$2,589,802
LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$649	$22,097	$234,431	$—	$257,177
Payable to affiliates	21	7	21,406	(7,974)	13,460
Accrued liabilities	11,993	17,575	63,126	—	92,694
Payables to pre-petition creditors	3,129	—	—	—	3,129
Deferred revenue	—	—	23,688	—	23,688
Other current liabilities	224	707	543	—	1,474
Current portion of long-term debt	—	—	40	—	40
Total current liabilities	16,016	40,386	343,234	(7,974)	391,662
Long-term debt	335,000	—	490,946	(58,854)	767,092
Deferred income taxes	112,897	—	49,059	—	161,956
Other noncurrent liabilities	2,886	—	46,769	—	49,655
Commitments and contingencies
Owners’ equity excluding noncontrolling interests in consolidated subsidiaries	1,149,508	1,164,695	716,965	(1,881,660)	1,149,508
Noncontrolling interests in consolidated subsidiaries	—	—	69,929	—	69,929
Total owners’ equity	1,149,508	1,164,695	786,894	(1,881,660)	1,219,437
Total liabilities and owners’ equity	$1,616,307	$1,205,081	$1,716,902	$(1,948,488)	$2,589,802

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

14.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Statements of Operations

	Three Months Ended March 31, 2015
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$51,053	$175,052	$(5,974)	$220,131
Service	—	14,459	47,418	—	61,877
Other	—	—	16,302	—	16,302
Total revenues	—	65,512	238,772	(5,974)	298,310
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	40,668	157,378	(5,974)	192,072
Operating	—	8,114	44,976	—	53,090
General and administrative	17,602	2,064	12,644	—	32,310
Depreciation and amortization	294	7,033	16,407	—	23,734
Loss (gain) on disposal or impairment of long-lived assets, net	—	(1)	1,059	—	1,058
Total expenses	17,896	57,878	232,464	(5,974)	302,264
Earnings from equity method investments	14,805	16,316	20,864	(31,426)	20,559
Operating income (loss)	(3,091)	23,950	27,172	(31,426)	16,605
Other expenses (income), net:
Interest expense	1,422	5,491	8,444	(766)	14,591
Foreign currency transaction gain	—	—	(519)	—	(519)
Other income, net	(8,686)	—	(65)	766	(7,985)
Total other expenses (income), net	(7,264)	5,491	7,860	—	6,087
Income before income taxes	4,173	18,459	19,312	(31,426)	10,518
Income tax expense	2,707	—	2,035	—	4,742
Net income	1,466	18,459	17,277	(31,426)	5,776
Less: net income attributable to noncontrolling interests	—	—	4,310	—	4,310
Net income attributable to SemGroup	$1,466	$18,459	$12,967	$(31,426)	$1,466
Net income	$1,466	$18,459	$17,277	$(31,426)	$5,776
Other comprehensive income (loss), net of income taxes	8,646	—	(17,706)	—	(9,060)
Comprehensive income (loss)	10,112	18,459	(429)	(31,426)	(3,284)
Less: comprehensive income attributable to noncontrolling interests	—	—	4,310	—	4,310
Comprehensive income (loss) attributable to SemGroup	$10,112	$18,459	$(4,739)	$(31,426)	$(7,594)

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

14.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Three Months Ended March 31, 2014
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$98,125	$338,797	$(9,892)	$427,030
Service	—	1,219	47,288	—	48,507
Other	—	—	23,346	—	23,346
Total revenues	—	99,344	409,431	(9,892)	498,883
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	77,534	317,471	(9,892)	385,113
Operating	—	7,055	43,723	—	50,778
General and administrative	4,533	2,051	12,152	—	18,736
Depreciation and amortization	435	4,816	18,386	—	23,637
Loss (gain) on disposal of long-lived assets, net	—	10	(68)	—	(58)
Total expenses	4,968	91,466	391,664	(9,892)	478,206
Earnings from equity method investments	20,902	16,336	7,695	(29,971)	14,962
Gain on issuance of common units by equity method investee	8,127	—	—	—	8,127
Operating income	24,061	24,214	25,462	(29,971)	43,766
Other expenses (income), net:
Interest expense	2,490	2,384	5,170	(817)	9,227
Foreign currency transaction gain	—	—	(683)	—	(683)
Other income, net	(1,797)	—	(67)	817	(1,047)
Total other expenses, net	693	2,384	4,420	—	7,497
Income from continuing operations before income taxes	23,368	21,830	21,042	(29,971)	36,269
Income tax expense	9,780	—	6,746	—	16,526
Income from continuing operations	13,588	21,830	14,296	(29,971)	19,743
Loss from discontinued operations, net of income taxes	—	—	(5)	—	(5)
Net income	13,588	21,830	14,291	(29,971)	19,738
Less: net income attributable to noncontrolling interests	—	—	6,150	—	6,150
Net income attributable to SemGroup	$13,588	$21,830	$8,141	$(29,971)	$13,588
Net income	$13,588	$21,830	$14,291	$(29,971)	$19,738
Other comprehensive loss, net of income taxes	(746)	—	(2,226)	—	(2,972)
Comprehensive income	12,842	21,830	12,065	(29,971)	16,766
Less: comprehensive income attributable to noncontrolling interests	—	—	6,150	—	6,150
Comprehensive income attributable to SemGroup	$12,842	$21,830	$5,915	$(29,971)	$10,616

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

14.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Statements of Cash Flows

	Three Months Ended March 31, 2015
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$5,224	$4,610	$15,719	$(7,009)	$18,544
Cash flows from investing activities:
Capital expenditures	(769)	(34,152)	(49,406)	—	(84,327)
Proceeds from sale of long-lived assets	—	12	105	—	117
Proceeds from the sale of Wattenberg Holding, LLC and Glass Mountain Holding, LLC to Rose Rock Midstream L.P.	251,181	—	—	(251,181)	—
Contributions to equity method investments	—	—	(15,182)	—	(15,182)
Proceeds from sale of common units of equity method investee	29,012	—	—	—	29,012
Distributions in excess of equity in earnings of affiliates	5,435	—	5,201	(5,435)	5,201
Net cash provided by (used in) investing activities	284,859	(34,140)	(59,282)	(256,616)	(65,179)
Cash flows from financing activities:
Debt issuance costs	(601)	—	—	—	(601)
Borrowings on credit facilities	110,000	—	312,000	—	422,000
Principal payments on credit facilities and other obligations	(79,000)	—	(83,012)	—	(162,012)
Proceeds from issuance of Rose Rock Midstream, L.P. common units, net of offering costs	—	—	89,119	—	89,119
Distributions to noncontrolling interests	—	—	(8,953)	—	(8,953)
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(3,630)	—	—	—	(3,630)
Dividends paid	(14,846)	—	—	—	(14,846)
Proceeds from issuance of common stock under employee stock purchase plan	313	—	—	—	313
Intercompany borrowings (advances), net	(59,161)	29,530	(235,187)	264,818	—
Net cash provided by (used in) financing activities	(46,925)	29,530	73,967	264,818	321,390
Effect of exchange rate changes on cash and cash equivalents	—	—	172	—	172
Change in cash and cash equivalents	243,158	—	30,576	1,193	274,927
Cash and cash equivalents at beginning of period	9,254	—	35,445	(4,101)	40,598
Cash and cash equivalents at end of period	$252,412	$—	$66,021	$(2,908)	$315,525

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

14.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Three Months Ended March 31, 2014
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$1,079	$12,398	$21,308	$(5,887)	$28,898
Cash flows from investing activities:
Capital expenditures	(242)	(39,476)	(17,035)	—	(56,753)
Proceeds from sale of long-lived assets	—	11	684	—	695
Contributions to equity method investments	—	—	(24,251)	—	(24,251)
Distributions in excess of equity in earnings of affiliates	—	—	2,505	—	2,505
Net cash used in investing activities	(242)	(39,465)	(38,097)	—	(77,804)
Cash flows from financing activities:
Debt issuance costs	(93)	—	(62)	—	(155)
Borrowings on credit facilities	140,000	—	46,000	—	186,000
Principal payments on credit facilities and other obligations	(82,000)	—	(46,509)	—	(128,509)
Distributions to noncontrolling interests	—	—	(6,398)	—	(6,398)
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(719)	—	—	—	(719)
Dividends paid	(9,382)	—	—	—	(9,382)
Proceeds from issuance of common stock under employee stock purchase plan	88	—	—	—	88
Excess tax benefit from equity-based awards	1,650	—	—	—	1,650
Intercompany borrowing (advances), net	(48,435)	27,067	15,722	5,646	—
Net cash provided by financing activities	1,109	27,067	8,753	5,646	42,575
Effect of exchange rate changes on cash and cash equivalents	—	—	1,938	—	1,938
Change in cash and cash equivalents	1,946	—	(6,098)	(241)	(4,393)
Cash and cash equivalents at beginning of period	2,545	—	78,342	(1,536)	79,351
Cash and cash equivalents at end of period	$4,491	$—	$72,244	$(1,777)	$74,958

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated interim financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC.

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
Our Assets
Our assets at March 31, 2015 included:

•	the 2% general partner interest and a 55.2% limited partner interest in Rose Rock Midstream, L.P. ("Rose Rock"), a publicly traded master limited partnership, which owns:

◦
an approximately 570-mile crude oil pipeline network in Kansas and Oklahoma with 650,000 barrels of associated storage and a crude oil storage facility in Cushing, Oklahoma with a capacity of 7.6 million barrels, of which 6.5 million barrels of storage are leased to customers and 1.1 million barrels are used for crude oil operations and marketing activities;

◦
a 51% ownership interest in White Cliffs Pipeline, L.L.C. ("White Cliffs"), which owns two 527-mile parallel pipelines running from Platteville, Colorado to Cushing, Oklahoma (the "White Cliffs Pipeline"), that Rose Rock operates. The White Cliffs Pipeline is currently undergoing an expansion which will increase the capacity from approximately 150,000 barrels per day to approximately 215,000 barrels;

◦
a 50% ownership interest in Glass Mountain Pipeline, LLC ("Glass Mountain"), which owns a 215-mile crude oil pipeline in western and north central Oklahoma (the "Glass Mountain Pipeline"), that Rose Rock operates. It has capacity of approximately 140,000 barrels per day as well as 440,000 barrels of operational storage;

◦
a sixteen-lane crude oil truck unloading facility with 230,000 barrels of associated storage capacity in Platteville, Colorado which connects to the origination point of the White Cliffs Pipeline. An additional four bays and 105,000 barrels of storage are currently under construction. Ten additional bays are currently in the design phase;

◦
a 75-mile, 12-inch diameter crude oil gathering pipeline system (the Wattenberg Oil Trunkline) that transports crude oil from production facilities in the DJ Basin to the White Cliffs Pipeline. It has a capacity of approximately 85,000 barrels per day as well as 210,000 barrels of operational storage and an additional 150,000 barrels of storage currently under construction;

◦	an 18-mile crude oil pipeline that connects our Platteville, Colorado crude oil terminal to the Tampa, Colorado crude oil market; and

◦	a crude oil trucking fleet of approximately 270 transport trucks and 275 trailers;

•	5.7 million common units of NGL Energy Partners LP ("NGL Energy") and an 11.78% interest in NGL Energy Holdings LLC, the general partner of NGL Energy;

•	approximately 1,980 miles of natural gas and NGL transportation, gathering and distribution pipelines in Kansas, Oklahoma, Texas and Alberta, Canada;

•	8.7 million barrels of multi-product storage capacity located in the U.K.;

•	14 asphalt cement terminals and modification facilities, one toll manufacturing facility and one portable rail unloading facility in Mexico;

•	majority interest in four natural gas processing plants in Alberta, Canada, with combined operating capacity of 695 million cubic feet per day; and

•	four natural gas processing plants in the U.S., with 388 million cubic feet per day of capacity.

Recent Developments
On March 26, 2015, we announced our plan to construct, own and operate three pipelines in Louisiana, collectively (the "Maurepas Pipelines"). One pipeline will extend 34-miles from LOCAP to the Motiva Enterprises LLC (“Motiva”) Norco refinery. The other two pipelines will connect Motiva’s Norco and Convent refineries. The project is estimated to cost $500 million and is supported by long-term agreements with Motiva. It is expected to be completed in the fourth quarter of 2016.

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

Results of Operations
Consolidated Results of Operations

	Three Months Ended March 31,
(in thousands)	2015	2014
Revenue	$298,310	$498,883
Expenses
Costs of products sold, exclusive of depreciation and amortization shown below	192,072	385,113
Operating	53,090	50,778
General and administrative	32,310	18,736
Depreciation and amortization	23,734	23,637
Loss (gain) on disposal or impairment of long-lived assets, net	1,058	(58)
Total expenses	302,264	478,206
Earnings from equity method investments	20,559	14,962
Gain on issuance of common units by equity method investee	—	8,127
Operating income	16,605	43,766
Other expenses (income), net:
Interest expense	14,591	9,227
Other expense (income), net	(8,504)	(1,730)
Total other expenses, net	6,087	7,497
Income from continuing operations before income taxes	10,518	36,269
Income tax expense	4,742	16,526
Income from continuing operations	5,776	19,743
Loss from discontinued operations, net of income taxes	—	(5)
Net income	$5,776	$19,738
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
Interest expense
Interest expense increased in the three months ended March 31, 2015 to $14.6 million from $9.2 million in the three months ended March 31, 2014. The increase is primarily the result of $400 million of 5.625% senior unsecured notes issued on July 2, 2014 by Rose Rock.
Other expense (income), net
Other income was $8.5 million for the three months ended March 31, 2015, compared to other income of $1.7 million for the same period in 2014. The increase is primarily due to a net gain of $7.9 million on the sale of NGL Energy common units offset, in part, by losses related to changes in the fair value of outstanding warrants.
Income tax expense (benefit)
We reported an income tax expense of $4.7 million for the three months ended March 31, 2015 compared to an expense of $16.5 million for the three months ended March 31, 2014. The effective tax rate was comparable between periods at 45% and

46% for the three months ended March 31, 2015 and 2014, respectively. The rate for the three months ended March 31, 2014 is impacted by $3.1 million Canadian withholding tax paid on remittances to the U.S. Significant items that impacted the effective tax rate for each period, as compared to the U.S. federal statutory rate of 35%, include earnings in foreign jurisdictions taxed at lower rates and a non-controlling interest in Rose Rock for which taxes are not provided. The foreign earnings are taxed in foreign jurisdictions as well as in the U.S., since they are disregarded entities for U.S. federal income tax purposes.

Results of Operations by Reporting Segment
Crude

	Three Months Ended March 31,
(in thousands)	2015	2014
Revenue	$141,668	$292,514
Expenses
Costs of products sold, exclusive of depreciation and amortization shown below	105,145	254,537
Operating	21,162	15,139
General and administrative	5,622	3,942
Depreciation and amortization	10,143	11,482
Loss (gain) on disposal of long-lived assets, net	152	(34)
Total expenses	142,224	285,066
Earnings from equity method investments	20,864	11,371
Operating income	$20,308	$18,819
Three months ended March 31, 2015 versus three months ended March 31, 2014
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

	Three Months Ended March 31,
(in thousands)	2015	2014
Reconciliation of operating income to Adjusted gross margin:
Operating income	$20,308	$18,819
Add:
Operating expense	21,162	15,139
General and administrative expense	5,622	3,942
Depreciation and amortization expense	10,143	11,482
Loss (gain) on disposal of long-lived assets, net	152	(34)
Less:
Unrealized gain (loss) on derivatives	(2,645)	(606)
Earnings from equity method investment	20,864	11,371
Adjusted gross margin	$39,168	$38,583
The following table shows the Adjusted gross margin generated by our fee-based services, our fixed-margin transactions and our marketing activities for the three months ended March 31, 2015 and 2014 (in thousands):

Three Months Ended March 31, 2015	Storage	Transportation		Marketing Activities	Other (2)	Total
Revenues	$7,598	$20,327	(1)	$109,936	$3,807	$141,668
Less: Costs of products sold, exclusive of depreciation and amortization	—	—		105,145	—	105,145
Less: Unrealized gain (loss) on derivatives	—	—		(2,645)	—	(2,645)
Adjusted gross margin	$7,598	$20,327	(1)	$7,436	$3,807	$39,168

(1)
Transportation Adjusted gross margin is comprised of $4.2 million, $12.5 million and $3.6 million, related to pipeline transportation (fixed-fee), trucking (fixed-fee) and buy/sells (fixed margin), respectively.

(2)	This category includes fee-based services such as unloading and ancillary storage terminal services.

Three Months Ended March 31, 2014	Storage	Transportation		Marketing Activities	Other (2)	Total
Revenues	$8,480	$18,305	(1)	$262,460	$3,269	$292,514
Less: Costs of products sold, exclusive of depreciation and amortization	—	—		254,537	—	254,537
Less: Unrealized gain (loss) on derivatives	—	—		(606)	—	(606)
Adjusted gross margin	$8,480	$18,305	(1)	$8,529	$3,269	$38,583

(1)
Transportation Adjusted gross margin is comprised of $3.0 million, $11.5 million and $3.8 million, related to pipeline transportation (fixed-fee), trucking (fixed-fee) and buy/sells (fixed margin), respectively.

(2)	This category includes fee-based services such as unloading and ancillary storage terminal services.

Adjusted gross margin increased in the three months ended March 31, 2015, to $39.2 million from $38.6 million in the three months ended March 31, 2014, due to:

•
additional truck transportation volumes of 2.3 million barrels generating an additional $1.1 million in Adjusted gross margin, reflecting the acquisition of trucking operations in June 2014. Related trucking costs are included in operating expense described below;

•
an increase in pipeline transportation volumes of approximately 1.6 million barrels, resulting in a $0.9 million increase in Adjusted gross margin during the three months ended March 31, 2015, compared to the same period in 2014;

•
an increase in unloading volumes from our Platteville operations contributed an additional $0.3 million Adjusted gross margin, during the three months ended March 31, 2015, compared to the same period in 2014;

•	an increase in pumpover activity at Cushing, resulting in a $0.2 million increase in Adjusted gross margin during the three months ended March 31, 2015, compared to the same period in 2014;

•
although total Cushing storage capacity remained constant compared to the same period of the prior year, we reduced our leased storage capacity by 0.6 million barrels as we redeployed three tanks for our marketing activities. The reduction in leased storage combined with a $0.01 decrease in the average lease rate per barrel, resulted in a $0.9 million decrease to Adjusted gross margin; and

•
an increase in marketing volume of approximately 2.5 million barrels in the three months ended March 31, 2015, over the same period in 2014, combined with a lower spread between the acquisition and sale price for volumes of crude oil sold, as the excess of our average sales price per barrel over our average acquisition cost per barrel decreased to approximately $1.08 for the three months ended March 31, 2015, from approximately $1.91 for the three months ended March 31, 2014. This resulted in a $1.0 million decrease in Adjusted gross margin during the three months ended March 31, 2015, compared to the same period in 2014.

Operating expense
Operating expense increased to $21.2 million in the three months ended March 31, 2015, from $15.1 million for the three months ended March 31, 2014. Approximately $4.5 million of the increase ($14.9 million compared to $10.4 million) is attributable to the crude oil trucking fleet, along with an increase in employee expense, outside services and office expense of $1.0 million, $0.3 million and $0.3 million, respectively.
General and administrative
General and administrative expense increased to $5.6 million in the three months ended March 31, 2015, from $3.9 million in the three months ended March 31, 2014. This increase is due to additional outside services, overhead allocation and insurance and taxes of $1.2 million, $0.5 million and $0.4 million, respectively, partially offset by a $0.4 million reduction in employee expenses.
Depreciation and amortization expense
Depreciation and amortization expense decreased to $10.1 million in the three months ended March 31, 2015, from $11.5 million in the three months ended March 31, 2014. Approximately $2.4 million of the decrease in depreciation expense is due to the 2014 revisions of the estimated useful life relating to a 62-mile and 163-mile section of the Kansas and Oklahoma pipeline system, offset by an additional $1.6 million in depreciation expense due to project completions and the acquisition of the crude oil trucking fleet. Amortization expense relating to contracts acquired as part of the crude oil trucking fleet acquisitions in 2013 and 2014 decreased by $0.6 million.
Earnings from equity method investments
Crude’s earnings from equity method investments increased in the three months ended March 31, 2015, to $20.9 million from $11.4 million in the three months ended March 31, 2014. This increase is primarily due to increased earnings from White Cliffs due to the commissioning of White Cliff's second line in August 2014. In addition, earnings from Glass Mountain increased by approximately $1.5 million.

SemStream
On November 1, 2011, we contributed the primary operating assets of our SemStream segment to NGL Energy in exchange for a limited partnership interest and a general partnership interest in NGL Energy and cash. The results of operations shown below reflect corporate overhead allocations, minor adjustments and the earnings from our equity method investment in NGL Energy. We include our share of NGL Energy's earnings on a one quarter lag because we do not receive their financial statements in sufficient time to apply the equity method to the current period. Our limited partnership interest can be diluted as a result of NGL Energy's public equity offerings. Accordingly, we recorded a non-cash gain of $8.1 million in the three months ended March 31, 2014.
For additional information about NGL Energy's results, see the NGL Energy periodic reports filed with the SEC.

	Three Months Ended March 31,
(in thousands)	2015	2014
Revenue	$—	$—
Expenses
Costs of products sold, exclusive of depreciation and amortization shown below	—	—
Operating	—	—
General and administrative	3	113
Depreciation and amortization	—	—
Total expenses	3	113
Earnings from equity method investments	(305)	3,591
Gain on issuance of common units by equity method investee	—	8,127
Operating income	$(308)	$11,605

SemLogistics

	Three Months Ended March 31,
(in thousands)	2015	2014
Revenue	$5,152	$4,790
Expenses
Costs of products sold, exclusive of depreciation and amortization shown below	—	350
Operating	2,614	2,080
General and administrative	1,677	1,422
Depreciation and amortization	2,040	2,495
Total expenses	6,331	6,347
Operating loss	$(1,179)	$(1,557)
Three months ended March 31, 2015 versus three months ended March 31, 2014
Crude oil prices fell sharply in the second half of 2014 and currently there is some contango in the market (i.e., prices for future deliveries are higher than current prices), which has stimulated demand for storage. To meet this demand, we are refurbishing a number of tanks which are currently out of service and expect to have 1.2 million barrels of additional storage available by the fourth quarter of 2015. In addition, we believe that geographical imbalances between the production and consumption of crude oil and related refined products will require physical transportation and, as a result, bulk liquid storage will play a key role in the supply chain. This creates a demand for storage which is independent of current crude oil prices, forward price curves and the entire speculative trading environment.
In every category of revenue and expense, the amounts for the first quarter of 2015 are roughly equivalent to those of the first quarter of 2014.

SemCAMS

	Three Months Ended March 31,
(in thousands)	2015	2014
Revenue	$29,724	$39,283
Expenses
Costs of products sold, exclusive of depreciation and amortization shown below	132	67
Operating	18,331	23,666
General and administrative	3,376	3,980
Depreciation and amortization	3,066	2,829
Total expenses	24,905	30,542
Operating income	$4,819	$8,741
Three months ended March 31, 2015 versus three months ended March 31, 2014
Revenue
Revenue in the three months ended March 31, 2015 decreased to $29.7 million from $39.3 million for the three months ended March 31, 2014. This decrease is primarily due to lower operating cost recoveries, lower volumes processed and lower maintenance capital recovery of $4.8 million, $0.5 million and $0.3 million, respectively. Additionally, changes in foreign currency exchange reduced revenue by $3.7 million.
Operating Expense
Operating expense decreased in the three months ended March 31, 2015 to $18.3 million from $23.7 million for the three months ended March 31, 2014. This decrease is primarily due to the impact of changes in foreign exchange gains of $2.2 million and lower costs for power and materials of $1.7 million and $1.1 million, respectively.
General
In every other category of expense, the amounts for the three months ended March 31, 2015 are roughly equivalent to those of the three months ended March 31, 2014.

SemMexico

	Three Months Ended March 31,
(in thousands)	2015	2014
Revenue	$61,490	$71,610
Expenses
Costs of products sold, exclusive of depreciation and amortization shown below	51,507	61,469
Operating	2,937	2,449
General and administrative	1,942	2,751
Depreciation and amortization	1,053	1,427
Gain on disposal of long-lived assets, net	(19)	(28)
Total expenses	57,420	68,068
Operating income	$4,070	$3,542
Three months ended March 31, 2015 versus three months ended March 31, 2014
Revenue
Revenue decreased in the three months ended March 31, 2015 to $61.5 million from $71.6 million in the three months ended March 31, 2014. This decrease was primarily due to a decrease in sales volume in the three months ended March 31, 2015 to 91,346 metric tons from 103,087 metric tons in the three months ended March 31, 2014. In addition there was a decrease in the average sales price to $665 per metric tons for the three months ended March 31, 2015, from $688 per metric ton for the same period in 2014.

Costs of products sold
Costs of products sold decreased in the three months ended March 31, 2015 to $51.5 million from $61.5 million in the three months ended March 31, 2014. In addition to the decrease in volumes sold, the costs of products sold on a per unit basis also decreased to $563 per metric ton in the three months ended March 31, 2015, from $596 per metric ton for the same period in 2014.
Operating expense
Operating expense increased in the three months ended March 31, 2015 to $2.9 million from $2.4 million in the three months ended March 31, 2014. The increase is primarily due to $0.6 million bad debt expense in the three months ended March 31, 2015.
General and administrative
General and administrative expense decreased in the three months ended March 31, 2015 to $1.9 million from $2.8 million in the three months ended March 31, 2014. The decrease is primarily due to lower employee compensation expense in the three months ended March 31, 2015 compared to the prior period.

SemGas

	Three Months Ended March 31,
(in thousands)	2015	2014
Revenue	$66,257	$100,578
Expenses
Costs of products sold, exclusive of depreciation and amortization shown below	41,269	78,582
Operating	8,046	7,444
General and administrative	2,063	1,972
Depreciation and amortization	7,138	4,969
Loss (gain) on disposal of long-lived assets, net	(1)	4
Total expenses	58,515	92,971
Operating income	$7,742	$7,607
Three months ended March 31, 2015 versus three months ended March 31, 2014
Revenue
Revenue decreased in the three months ended March 31, 2015 to $66.3 million from $100.6 million for the three months ended March 31, 2014. This decrease is the result of lower prices and increased take-in-kind, offset by higher volume (35,519 MMcf versus 17,895 MMcf), and increased gathering and processing fees ($14.5 million versus $1.2 million). The decrease in revenue was affected by a lower average natural gas NYMEX price of $2.98/mmbtu versus $4.94/mmbtu and a decrease in the average NGL basket price to $0.57/gallon versus $1.03/gallon for the same period in 2014. The increase in volume is primarily a result of increased drilling and production in the area served by our gas plants in Northern Oklahoma, the start-up of a 200 MMcf/day processing plant in March 2014 and increased service contracts in the Chesapeake acquisition.
Costs of products sold
Costs of products sold decreased in the three months ended March 31, 2015 to $41.3 million from $78.6 million in the three months ended March 31, 2014. This decrease is primarily related to lower volume and prices and increased take-in-kind as described above.
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
The following table shows the Adjusted gross margin generated in the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
(in thousands)	2015	2014
Revenue	$66,257	$100,578
Less: Cost of products sold, exclusive of depreciation	41,269	78,582
Less: Unrealized gain (loss) on derivatives	—	—
Adjusted gross margin	$24,988	$21,996
The following table presents a reconciliation of operating income to Adjusted gross margin, the most directly comparable GAAP financial measure for each of the periods indicated.

	Three Months Ended March 31,
(in thousands)	2015	2014
Reconciliation of operating income to Adjusted gross margin:
Operating income	$7,742	$7,607
Add:
Operating expense	8,046	7,444
General and administrative expense	2,063	1,972
Depreciation and amortization expense	7,138	4,969
Loss (gain) on disposal of long-lived assets, net	(1)	4
Adjusted gross margin	$24,988	$21,996
Operating expense
Operating expense increased in the three months ended March 31, 2015 to $8.0 million from $7.4 million for the three months ended March 31, 2014. This increase is due primarily to higher outside services, insurance, maintenance and repairs, employment expenses, and field expenses (which includes materials and supplies, lubricants, water disposal, electricity and fuel) of approximately $0.3 million, $0.3 million, $0.3 million, $0.2 million and $0.1 million, respectively. These increases were offset by a decrease in equipment leases of $0.4 million.
Depreciation and amortization
Depreciation and amortization expense increased in the three months ended March 31, 2015 to $7.1 million from $5.0 million in the three months ended March 31, 2014. The increase is primarily due to expansion in northern Oklahoma.

Other and Eliminations

	Three Months Ended March 31,
(in thousands)	2015	2014
Revenue	$(5,981)	$(9,892)
Expenses
Costs of products sold, exclusive of depreciation and amortization shown below	(5,981)	(9,892)
Operating	—	—
General and administrative	17,627	4,556
Depreciation and amortization	294	435
Loss on disposal or impairment of long-lived assets, net	926	—
Total expenses	12,866	(4,901)
Operating loss	$(18,847)	$(4,991)
Other and Eliminations is not an operating segment. This table is included to permit the reconciliation of segment information to that of the consolidated Company.
General and administrative
General and administrative expense increased in the three months ended March 31, 2015 to $17.6 million from $4.6 million in the three months ended March 31, 2014. This increase is due primarily to business development expenses incurred during the first quarter of 2015.

Liquidity and Capital Resources
Sources and Uses of Cash
Our principal sources of short-term liquidity are cash generated from our operations and borrowings under our revolving credit facilities. The consolidated cash balance on March 31, 2015 (including restricted cash) was $321.9 million. Of this amount, $36.6 million was held in Canada and may be subject to tax if transferred to the U.S., and $3.1 million is restricted cash set aside for settlement of pre-petition claims. Potential sources of long-term liquidity include issuances of debt securities and equity securities and the sale of assets. Our primary cash requirements currently are operating expenses, capital expenditures, our quarterly dividends and quarterly distributions to unitholders of our subsidiary, Rose Rock. In general, we expect to fund:

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

Cash Flows
The following table summarizes our changes in unrestricted cash for the periods presented:

	Three Months Ended March 31,
(in thousands)	2015	2014
Statement of cash flow data:
Cash flows provided by (used in):
Operating activities	$18,544	$28,898
Investing activities	(65,179)	(77,804)
Financing activities	321,390	42,575
Subtotal	274,755	(6,331)
Effect of exchange rate on cash and cash equivalents	172	1,938
Change in cash and cash equivalents	274,927	(4,393)
Cash and cash equivalents at beginning of period	40,598	79,351
Cash and cash equivalents at end of period	$315,525	$74,958
Operating Activities
The components of operating cash flows can be summarized as follows:

	Three Months Ended March 31,
(in thousands)	2015	2014
Net income	$5,776	$19,738
Non-cash expenses, net	29,075	27,708
Changes in operating assets and liabilities	(16,307)	(18,548)
Net cash flows provided by operating activities	$18,544	$28,898
Non-cash expenses increased $1.4 million to $29.1 million for the three months ended March 31, 2015 from $27.7 million for the three months ended March 31, 2014. This change is primarily a result of:

•	a $9.5 million increase in distributions from equity investments which is primarily due to White Cliffs;

•	a $8.1 million increase due to a prior year gain related to the issuance of common units by one of our equity method investees;

•	a $2.0 million increase due to an increased net unrealized loss related to our derivative instruments;

•	a $1.7 million increase due to excess tax benefits received from equity-based awards in the first quarter of 2014 that did not occur in 2015;

•	a $1.2 million increase in inventory valuation adjustments due to write-downs of crude oil inventory as a result of lower market prices;

•	a $1.1 million increase in loss on disposal or impairment of long-lived assets, net due to the write down of leaseholds related to unproved oil and gas properties;

•	a $1.0 million increase due to gain on the change in the fair value of warrants which expired in the fourth quarter of 2014;

•	a $0.5 million increase in the provision for uncollectible accounts receivable, net of recoveries;

•	a $0.4 million increase in non-cash equity compensation;

•	a $0.3 million increase in the amortization of debt issuance costs; offset by

•	a $11.2 million decrease in deferred tax expense;

•	a $7.9 million gain on the sale of a portion of our investment in an equity method investee, net of related costs; and

•	a $5.6 million increase in earnings from equity method investments which is primarily due to White Cliffs.
All other non-cash expenses for the three months ended March 31, 2015 remained relatively comparable to the three months ended March 31, 2014.
Changes in operating assets and liabilities for the three months ended March 31, 2015 generated a net decrease in operating cash flows of $16.3 million, consisting primarily of a decrease of $51.4 million in accounts payable and accrued liabilities, an increase of $25.9 million in inventories and an increase of $2.4 million in derivatives and margin deposits. These were offset by a decrease of $56.9 million in accounts receivable, a decrease of $2.3 million in other current assets, a decrease of $1.7 million in receivables from affiliates and an increase of $2.7 million in payables to affiliates. Changes in receivables, inventory, payables and accrued liabilities are primarily due to our Crude segment's operating activities and are subject to the timing of purchases and sales and fluctuations in commodity pricing. Additionally, the increase in inventory is due, in part, to approximately 700 thousand additional barrels in storage compared to the beginning of the period at our Crude segment. This is partially due to a strategic build to capture margins due to forward market crude oil prices being higher than spot market prices.
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
Investing Activities
For the three months ended March 31, 2015, we had net cash outflows of $65.2 million from investing activities, due primarily to $84.3 million of capital expenditures, $15.2 million of contributions to equity method investments offset by investing cash inflows of $29.0 million of net proceeds from the sale of a portion of an equity method investment and $5.2 million of distributions in excess of equity in earnings of affiliates. Capital expenditures primarily related to Rose Rock's pipeline projects, SemGas' Northern Oklahoma expansion projects, the Maurepas Pipelines and SemCAMS' Wapiti expansion. Contributions to equity method investments represent investments to fund the White Cliffs pipeline expansion project. Proceeds from the sale of equity method investment are due to the disposition of a portion of our common limited partner units of NGL Energy. Distributions in excess of equity in earnings of affiliates represent cash distributions from White Cliffs and Glass Mountain in excess of our cumulative equity in earnings and are accounted for as a return of investment.
For the three months ended March 31, 2014, we had net cash outflows of $77.8 million from investing activities, due primarily to $56.8 million of capital expenditures and $24.3 million of contributions to equity method investees, partially offset by investing cash inflows of $2.5 million of distributions in excess of equity in earnings of affiliates. Capital expenditures primarily relate to Rose Rock's Cushing expansion and transportation projects and SemGas' Northern Oklahoma expansion projects. Contributions to equity method investments represents investments in Glass Mountain Pipeline and the White Cliffs pipeline expansion project. Distributions in excess of equity earnings represent returns of investment from White Cliffs.
Financing Activities
For the three months ended March 31, 2015, we had net cash inflows of $321.4 million from financing activities, which related to borrowings on long-term debt of $422.0 million, partially offset by principal payments of $162.0 million, $89.1 million in proceeds from the issuance of Rose Rock limited partner units, dividends paid of $14.8 million, distributions to non-controlling interests of $9.0 million, and $3.6 million to repurchase common stock for payment of statutory taxes due on equity-based compensation. Net borrowings were used primarily for capital expenditures and contributions to equity method investments.
For the three months ended March 31, 2014, we had net cash inflows of $42.6 million from financing activities, which related to borrowings on long-term debt of $186.0 million, partially offset by principal payments of $128.5 million, dividends paid of $9.4 million and distributions to non-controlling interests of $6.4 million. Net borrowings were used primarily for capital expenditures.

Long-term Debt
SemGroup Senior Unsecured Notes
At March 31, 2015, we had $300 million of 7.5% senior unsecured notes due 2021 (the "Notes") outstanding.
SemGroup Revolving Credit Facility
At March 31, 2015, we had $66.0 million in cash borrowings outstanding under our $500 million revolving credit facility. In addition, we had $3.8 million in outstanding letters of credit on that date. The maximum letter of credit capacity under this facility is $250 million. The facility can be increased up to $300 million. The credit agreement expires on December 11, 2018.
At March 31, 2015, we had available borrowing capacity of $430.2 million under this facility.

Rose Rock Senior Unsecured Notes
At March 31, 2015, Rose Rock had $400 million of 5.625% senior unsecured notes due 2022 (the "Rose Rock Notes") outstanding. The Rose Rock Notes are guaranteed by all of Rose Rock's existing subsidiaries other than Rose Rock Finance Corp.

Rose Rock Revolving Credit Facility
At March 31, 2015, Rose Rock had $261.0 million in cash borrowings outstanding under its $585 million revolving credit facility. There were $17.3 million in outstanding letters of credit. The maximum letter of credit capacity under this facility is $150 million. The facility can be increased by up to $200 million. The credit agreement expires on September 20, 2018.
At March 31, 2015, Rose Rock had available borrowing capacity of $306.7 million under this facility.
SemMexico Credit Facilities
SemMexico had no outstanding borrowings under its 44 million Mexican pesos (U.S. $2.9 million at the March 31, 2015 exchange rate) credit facility which matures in May 2015 or its 56 million Mexican pesos (U.S. $3.7 million at the March 31, 2015 exchange rate) credit facility which matures in July 2015. At March 31, 2015, SemMexico had an outstanding letter of credit of 292.8 million Mexican pesos (U.S. $19.2 million at the March 31, 2015 exchange rate) and a U.S. $3.0 million letter of credit.
Shelf Registration Statements
We have access to a universal shelf registration statement which provides us with the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and our capital needs. This shelf registration statement expires in December 2015.
Rose Rock has an effective shelf registration statement with the SEC that, subject to market conditions and effectiveness at the time of use, allows Rose Rock to issue up to an aggregate of $500 million of debt or equity securities. In August 2013, Rose Rock used this shelf registration statement to sell 4.75 million common units representing limited partner interests for proceeds of $152.5 million, net of underwriting discounts and commissions of $6.4 million. On February 13, 2015, Rose Rock issued and sold 2.3 million common units representing limited partner interests for net proceeds of $89.1 million under this shelf registration statement. Proceeds were used in connection with Rose Rock's acquisition of the Wattenberg Oil Trunkline and a 50% interest in Glass Mountain from SemGroup. This shelf registration statement expires in May 2016.

Rose Rock also has an effective shelf registration statement for the offer and sale, from time to time, of common units representing limited partner interests in Rose Rock having an aggregate offering price of up to $150 million. Rose Rock is able to make sales over a period of time and, from time to time, in transactions at prices which are market prices prevailing at the time of sale, prices related to market price or at negotiated prices. Such sales may be made pursuant to a sales agency financing agreement between Rose Rock and certain underwriters or agents who may act as sales agents or purchase for their own accounts as principals. To date, no such sales have been made.
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

Projected capital expenditures for 2015 are estimated at $720 million in expansion projects, including capital contributions to affiliates for funding growth projects and acquisitions, and $55 million in maintenance projects. These estimates may change as future events unfold. See "Cautionary Note Regarding Forward-Looking Statements." During the three months ended March 31, 2015, we spent $84.3 million (cash basis) on capital projects and $15.2 million in capital contributions to affiliates for funding growth projects.
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
SemGroup Dividends
The table below shows dividends declared and/or paid by SemGroup during 2014 and 2015.

Quarter Ended	Record Date	Payment Date	Dividend Per Share
March 31, 2014	March 10, 2014	March 20, 2014	$0.22
June 30, 2014	May 19, 2014	May 29, 2014	$0.24
September 30, 2014	August 18, 2014	August 28, 2014	$0.27
December 31, 2014	November 17, 2014	November 28, 2014	$0.30
March 31, 2015	March 9, 2015	March 20, 2015	$0.34
June 30, 2015	May 18, 2015	May 29, 2015	$0.38
Rose Rock Distributions
The table below shows cash distributions declared and/or paid by Rose Rock during 2014 and 2015.

Quarter Ended	Record Date	Payment Date	Distribution Per Unit
December 31, 2013	February 4, 2014	February 14, 2014	$0.4650
March 31, 2014	May 5, 2014	May 15, 2014	$0.4950
June 30, 2014	August 4, 2014	August 14, 2014	$0.5350
September 30, 2014	November 4, 2014	November 14, 2014	$0.5750
December 31, 2014	February 3, 2015	February 14, 2015	$0.6200
March 31, 2015	May 5, 2015	May 15, 2015	$0.6350

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
Customer Concentration
Shell Trading (US) Company and BP Oil Supply Co, customers of our Crude segment, accounted for more than 10% of our consolidated revenue for the three months ended March 31, 2015 at approximately 24% and 11%, respectively. Although we have contracts with customers of varying durations, if one or more of our major customers were to default on their contract, or if we were unable to renew our contract with one or more of these customers on favorable terms, we might not be able to replace any of these customers in a timely fashion, on favorable terms or at all. In any of these situations, our revenues and our ability to pay cash dividends to our stockholders may be adversely affected. We expect our exposure to risk of non-payment or non-performance to continue as long as we remain substantially dependent on a relatively small number of customers for a substantial portion of our Adjusted gross margin.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined by Item 303 of Regulation S-K.
Commitments
There have been no material changes to our contractual obligations outside the ordinary course of our business from those previously disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014, although the value of product purchase commitments is less at March 31, 2015 than it was at December 31, 2014.
We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We establish a margin for these purchases by entering into various types of physical and financial sale and exchange transactions through which we seek to maintain a position that is substantially balanced between purchases on the one hand and sales and future delivery obligations on the other. We account for derivatives at fair value with the exception of commitments which have been designated as normal purchases and sales for which we do not record assets or liabilities related to these agreements until the product is purchased or sold. At March 31, 2015, such commitments included the following (volumes and dollars in thousands):

	Volume (Barrels)	Value
Fixed price purchases	13,145	$1,064,246
Fixed price sales	14,125	$1,127,864
Floating price purchases	7,149	$333,777
Floating price sales	14,538	$508,968
Certain of the commitments shown in the table above relate to agreements to purchase product from a counterparty and to sell a similar amount of product (in a different location) to the same counterparty. Many of the commitments shown in the table above are cancellable by either party, as long as notice is given within the time frame specified in the agreement (generally 30 to 120 days).
Our SemGas segment has a take or pay contractual obligation related to the fractionation of natural gas liquids. This obligation continues through June 2023. At March 31, 2015, no amounts were due under the contract and the amount of future obligation is approximately $75.1 million. SemGas further has a take or pay contractual obligation related to pipeline transportation. This obligation began in April 2014 and continues through October 2015. The amount of future obligation is approximately $2.6 million. In addition, our SemGas segment enters into contracts under which we are responsible for marketing the majority of the gas and natural gas liquids produced by the counterparties to the agreements. During the three months ended March 31, 2015, the majority of SemGas’ revenues were generated from such contracts.

Critical Accounting Policies and Estimates
For disclosure regarding our critical accounting policies and estimates, see the discussion under the caption "Critical Accounting Policies and Estimates" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.

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
Commodity Price Risk
The table below outlines the range of NYMEX prompt month daily settle prices for crude oil and natural gas futures, and the range of daily propane spot prices provided by an independent, third-party broker for the three months ended March 31, 2015 and March 31, 2014 and the year ended December 31, 2014.

	Light Sweet Crude Oil Futures (Barrel)	Mont Belvieu (Non-LDH) Spot Propane (Gallon)	Henry Hub Natural Gas Futures (MMBtu)
Three Months Ended March 31, 2015
High	$53.53	$0.64	$3.23
Low	$43.46	$0.45	$2.58
High/Low Differential	$10.07	$0.19	$0.65

Three Months Ended March 31, 2014
High	$104.92	$1.70	$6.15
Low	$91.66	$1.03	$4.01
High/Low Differential	$13.26	$0.67	$2.14

Year Ended December 31, 2014
High	$107.26	$1.70	$6.15
Low	$53.27	$0.46	$2.89
High/Low Differential	$53.99	$1.24	$3.26

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
However, the SemGas segment has exposure to commodity price risk because of the nature of certain contracts for which our fee is based on a percentage of proceeds or index related to the prices of natural gas, natural gas liquids and condensate. Given current volumes, liquid recoveries and contract terms, we estimate the following sensitivities over the next twelve months:

•	A $0.10 per mcf change in natural gas price results in approximately a $0.9 million impact to Adjusted gross margin.

•	A $0.10 per gallon change in natural gas liquids prices (Conway and Mont Belvieu) results in approximately a $2.6 million impact to Adjusted gross margin.
The above sensitivities may be impacted by changes in contract mix, change in production or other factors which are outside of our control.
Additionally, based on our open derivative contracts at March 31, 2015, an increase in the applicable market price or prices for each derivative contract would result in a decrease in the contribution from these derivatives to our crude oil sales revenues. A decrease in the applicable market price or prices for each derivative contract would result in an increase in the contribution from these derivatives to our crude oil sales revenues. However, the increases or decreases in crude oil sales revenues we recognize from our open derivative contracts are substantially offset by higher or lower crude oil sales revenues when the physical sale of the product occurs. These contracts may be for the purchase or sale of crude oil or in markets different from the physical markets in which we are attempting to hedge our exposure, or may have timing differences relative to the physical markets. As a result of these factors, our hedges may not eliminate all price risks.
The notional volumes and fair value of our commodity derivatives open positions as well as the change in fair value that would be expected from a 10% market price increase or decrease is shown in the table below (in thousands):

	Notional Volume (Barrels)	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease	Settlement Date
Crude oil:
Futures contracts	342	(970)	$(1,634)	$1,634	April/May 2015
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
Interest Rate Risk
We use variable rate debt and are exposed to market risk due to the floating interest rates on our credit facilities. Therefore, from time-to-time we may use interest rate derivatives to manage interest obligations on specific debt issuances. Our variable rate debt bears interest at LIBOR or prime, subject to certain floors, plus the applicable margin. At March 31, 2015, an increase in these base rates of 1%, above the base rate floors, would increase our interest expense by $0.4 million.
The average interest rates presented below are based upon rates in effect at March 31, 2015 and December 31, 2014. The carrying value of the variable rate instruments in our credit facilities approximate fair value primarily because our rates fluctuate with prevailing market rates.
The following table summarizes our debt obligations:

Liabilities	March 31, 2015	December 31, 2014
Short-term debt - variable rate	$0.0 million	$0.0 million
Average interest rate	0.00%	0.00%
Long-term debt - variable rate	$327.0 million	$67.0 million
Average interest rate	3.22%	3.29%
Long-term debt - fixed rate	$300.0 million	$300.0 million
Fixed interest rate	7.50%	7.50%
Long-term debt - fixed rate	$400.0 million	$400.0 million
Fixed interest rate	5.625%	5.625%

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
A 10% change in the average exchange rate during the three months ended March 31, 2015 would change operating income by $1.4 million.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act), are effective as of March 31, 2015. This conclusion is based on an evaluation conducted under the supervision and participation of our Chief Executive Officer and Chief Financial Officer along with our management. Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2015, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For information regarding legal proceedings, see the discussion under the captions "Bankruptcy matters," "Other matters," "Dimmit County, TX claims," and "Environmental" in Note 9 of our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated by reference into this Item 1.

Item 1A.	Risk Factors
There have been no material changes to the risk factors involving us from those previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases of our common stock by us during the quarter ended March 31, 2015:

	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2015 - January 31, 2015	36,564	$63.14	—	—
February 1, 2015 - February 28, 2015	18,103	72.53	—	—
March 1, 2015 - March 31, 2015	116	78.51	—	—
Total	54,783	$66.28	—	—

(1)	Represents shares of common stock acquired from certain of our employees for payment of taxes associated with the vesting of restricted stock awards.
(2)	The price paid per common share represents the closing price as posted on the New York Stock Exchange on the day that the stock was repurchased.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
Not applicable

Item 5.	Other Information
None

Item 6.	Exhibits
The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
2.1
Amended and Restated Contribution Agreement dated as of February 13, 2015, by and among SemGroup Corporation, Rose Rock Midstream Holdings, LLC, SemDevelopment, L.L.C., Rose Rock Midstream GP, LLC, Rose Rock Midstream, L.P. and Rose Rock Midstream Operating, LLC (filed as Exhibit 2.1 to Rose Rock Midstream,L.P.'s current report on Form 8-K/A dated February 13, 2015, filed March 25, 2015, and incorporated herein by reference).

10.1
Ninth Amendment to the Credit Agreement, dated as of March 26, 2015, by and among SemGroup Corporation, as borrower, the guarantors named therein, the lenders named therein, and The Royal Bank of Scotland plc, as administrative agent and collateral agent (filed as Exhibit 10.1 to our current report on Form 8-K dated March 26, 2015, filed April 1, 2015, and incorporated herein by reference).

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

Date: May 8, 2015	SEMGROUP CORPORATION

	By:	/s/ Robert N. Fitzgerald
Robert N. Fitzgerald
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX
The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
2.1
Amended and Restated Contribution Agreement dated as of February 13, 2015, by and among SemGroup Corporation, Rose Rock Midstream Holdings, LLC, SemDevelopment, L.L.C., Rose Rock Midstream GP, LLC, Rose Rock Midstream, L.P. and Rose Rock Midstream Operating, LLC (filed as Exhibit 2.1 to Rose Rock Midstream,L.P.'s current report on Form 8-K/A dated February 13, 2015, filed March 25, 2015, and incorporated herein by reference).

10.1
Ninth Amendment to the Credit Agreement, dated as of March 26, 2015, by and among SemGroup Corporation, as borrower, the guarantors named therein, the lenders named therein, and The Royal Bank of Scotland plc, as administrative agent and collateral agent (filed as Exhibit 10.1 to our current report on Form 8-K dated March 26, 2015, filed April 1, 2015, and incorporated herein by reference).

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