Form 10-K/A
period 2014-12-31
SemGroup Corp
filed 2015-06-01
CIK 1489136

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

At January 30, 2015, there were 43,825,556 shares of Class A Common Stock and 0 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, in connection with the registrant’s Annual Stockholders’ Meeting held on May 14, 2015, are incorporated by reference into Part III of this Form 10-K.

Explanatory Note

This Amendment No. 1 (“Amendment No. 1”) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2015 (the “Form 10-K”), is being filed for the purpose of providing separate financial statements of NGL Energy Partners LP (“NGL Energy”) in accordance with Rule 3-09 of Regulation S-X.  As indicated in the Form 10-K, NGL Energy is an equity method investee in which the Registrant owns 5.7 million common units and an 11.78% interest in the general partner of NGL Energy.  NGL Energy’s fiscal year ends on March 31 of each year, and as such, NGL Energy’s financial statements for the fiscal year ended March 31, 2015 were not available until after the date the Form 10-K was filed and, accordingly, the Registrant is filing the required NGL Energy financial statements with this Amendment No. 1.  NGL Energy is solely responsible for the form and content of the NGL Energy financial statements provided herewith.

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

Item 15. Exhibits and Financial Statement Schedules

(a)                                 (1)                       Financial Statements. The consolidated financial statements of the Registrant included in the Form 10-K filed with the SEC on February 27, 2015, as listed on page F-1 thereof, which follows the signature page thereto.

(2)                     Financial Statement Schedules. All financial statement schedules are omitted as inapplicable or because the required information is contained in the financial statements or the notes thereto.

The financial statements of White Cliffs Pipeline, L.L.C., one of our equity method investees, are included in the Form 10-K of the Registrant filed with the SEC on February 27, 2015 as Exhibit 99.1 pursuant to Rule 3-09 of Regulation S-X.

The financial statements of NGL Energy Partners LP, one of our equity method investees, are included in this filing as Exhibit 99.2 pursuant to Rule 3-09 of Regulation S-X.

(3)                     Exhibits. The following documents are included as exhibits to this Amendment No. 1. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed with this Amendment No. 1 or, except as otherwise noted, was filed with the Form 10-K of the Registrant filed on February 27, 2015.

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

4.4

Indenture (and form of 5.625% Senior Note due 2022 attached at Exhibit A thereto), dated as of July 2, 2014, by and among Rose Rock Midstream, L.P., Rose Rock Finance Corporation, the Guarantors party thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to Rose Rock Midstream, L.P.’s current report on Form 8-K dated June 27, 2014, filed July 2, 2014).

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

10.8+	SemGroup Corporation Nonexecutive Directors’ Compensation Deferral Program (filed as Exhibit 10.7 to the Form 10).

10.9+	SemGroup Corporation Equity Incentive Plan (filed as Exhibit 10.8 to the Form 10).

10.10+

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

10.12+

Form of 2012 Performance Share Unit Award Agreement under the SemGroup Corporation Equity Incentive Plan for executive officers (filed as Exhibit 10.20 to our annual report on Form 10-K for the fiscal year ended December 31, 2011, filed February 29, 2012 (the “2011 Form 10-K”)).

10.13+

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

10.15+

SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for executive officers and employees in the United States for awards granted on or after March 1, 2013 (filed as Exhibit 10.33 to our annual report on Form 10-K for the fiscal year ended December 31, 2012, filed March 1, 2013 (the “2012 Form 10-K”)).

10.16+

SemGroup Corporation Equity Incentive Plan Form of Performance Share Unit Award Agreement for executive officers for awards granted on or after March 1, 2013 (filed as Exhibit 10.34 to our 2012 Form 10-K).

10.17+

Employment Agreement dated as of March 6, 2014, by and among SemManagement, L.L.C., SemGroup Corporation, Rose Rock Midstream GP, LLC and Carlin G. Conner (filed as Exhibit 10.2 to our current report on Form 8-K dated March 6, 2014, filed March 12, 2014).

10.18+	Employment Agreement dated as of November 30, 2009, by and among SemManagement, L.L.C., SemGroup Corporation and Norman J. Szydlowski (filed as Exhibit 10.11 to the Form 10).

10.19+

Letter Amendment dated March 18, 2010, by and among SemManagement, L.L.C., SemGroup Corporation and Norman J. Szydlowski, amending the Employment Agreement dated as of November 30, 2009 (filed as Exhibit 10.12 to the Form 10).

10.20+

Agreement of Termination of Employment Agreement dated as of March 6, 2014, by and among SemManagement, L.L.C., SemGroup Corporation and Norman J. Szydlowski (filed as Exhibit 10.1 to our current report on Form 8-K dated March 6, 2014, filed March 12, 2014).

10.21+	Form of Severance Agreement between SemGroup Corporation and each of its executive officers other than Norman J. Szydlowski (filed as Exhibit 10.13 to the Form 10).

10.22+	Form of Amendment to Severance Agreement between SemGroup Corporation and certain of its executive officers (filed as Exhibit 10.14 to the 2011 Form 10-K).

10.23+

Form of Second Amendment to Severance Agreement between SemGroup Corporation and certain of its executive officers (filed as Exhibit 10.3 to our current report on Form 8-K dated December 10, 2013, filed December 16, 2013).

10.24+	SemGroup Corporation Short-Term Incentive Program (filed as Exhibit 10.1 to our current report on Form 8-K dated February 24, 2011, filed March 2, 2011).

10.25+	SemGroup Employee Stock Purchase Plan (filed as Appendix A to our definitive proxy statement, filed April 19, 2013).

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

10.34+	Rose Rock Midstream Equity Incentive Plan (filed as Exhibit 10.1 to Rose Rock Midstream, L.P.’s current report on Form 8-K dated December 8, 2011, filed December 14, 2011).

10.35+

Form of Restricted Unit Award Agreement (Employees) under the Rose Rock Midstream Equity Incentive Plan (filed as Exhibit 10.3.1 to Rose Rock Midstream, L.P.’s annual report on Form 10-K for the fiscal year ended December 31, 2011, filed February 29, 2012).

10.36+	Form of Restricted Unit Award Agreement (Employees) under the Rose Rock Midstream Equity Incentive Plan for awards granted on or after March 1, 2013 (filed as Exhibit 10.35 to our 2012 Form 10-K).

21*	Subsidiaries of SemGroup Corporation.

23.1*	Consent of Independent Registered Public Accounting Firm - BDO USA, LLP.

23.2*	Consent of Independent Registered Public Accounting Firm - BDO USA, LLP.

23.3**	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP.

31.1**	Rule 13a — 14(a)/15d — 14(a) Certification of Carlin G. Conner, Chief Executive Officer.

31.2**	Rule 13a — 14(a)/15d — 14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.

32.1**	Section 1350 Certification of Carlin G. Conner, Chief Executive Officer.

32.2**	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.

99.1*	White Cliffs Pipeline, L.L.C. financial statements presented pursuant to Rule 3-09 of Regulation S-X.

99.2**	NGL Energy Partners LP financial statements presented pursuant to Rule 3-09 of Regulation S-X.

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

*                                         Previously filed with the Form 10-K of the Registrant filed on February 27, 2015.

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

Date: June 1, 2015

	By:	/s/ Robert N. Fitzgerald
Robert N. Fitzgerald
Senior Vice President and
Chief Financial Officer

Index to Exhibits

The following documents are included as exhibits to this Amendment No. 1.  Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter.  If no parenthetical appears after an exhibit, such exhibit is filed with this Amendment No. 1 or, except as otherwise noted, was filed with the Form 10-K of the Registrant filed on February 27, 2015.

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

4.4

Indenture (and form of 5.625% Senior Note due 2022 attached at Exhibit A thereto), dated as of July 2, 2014, by and among Rose Rock Midstream, L.P., Rose Rock Finance Corporation, the Guarantors party thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to Rose Rock Midstream, L.P.’s current report on Form 8-K dated June 27, 2014, filed July 2, 2014).

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

10.8+	SemGroup Corporation Nonexecutive Directors’ Compensation Deferral Program (filed as Exhibit 10.7 to the Form 10).

10.9+	SemGroup Corporation Equity Incentive Plan (filed as Exhibit 10.8 to the Form 10).

10.10+

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

10.12+

Form of 2012 Performance Share Unit Award Agreement under the SemGroup Corporation Equity Incentive Plan for executive officers (filed as Exhibit 10.20 to our annual report on Form 10-K for the fiscal year ended December 31, 2011, filed February 29, 2012 (the “2011 Form 10-K”)).

10.13+

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

10.15+

SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for executive officers and employees in the United States for awards granted on or after March 1, 2013 (filed as Exhibit 10.33 to our annual report on Form 10-K for the fiscal year ended December 31, 2012, filed March 1, 2013 (the “2012 Form 10-K”)).

10.16+

SemGroup Corporation Equity Incentive Plan Form of Performance Share Unit Award Agreement for executive officers for awards granted on or after March 1, 2013 (filed as Exhibit 10.34 to our 2012 Form 10-K).

10.17+

Employment Agreement dated as of March 6, 2014, by and among SemManagement, L.L.C., SemGroup Corporation, Rose Rock Midstream GP, LLC and Carlin G. Conner (filed as Exhibit 10.2 to our current report on Form 8-K dated March 6, 2014, filed March 12, 2014).

10.18+	Employment Agreement dated as of November 30, 2009, by and among SemManagement, L.L.C., SemGroup Corporation and Norman J. Szydlowski (filed as Exhibit 10.11 to the Form 10).

10.19+

Letter Amendment dated March 18, 2010, by and among SemManagement, L.L.C., SemGroup Corporation and Norman J. Szydlowski, amending the Employment Agreement dated as of November 30, 2009 (filed as Exhibit 10.12 to the Form 10).

10.20+

Agreement of Termination of Employment Agreement dated as of March 6, 2014, by and among SemManagement, L.L.C., SemGroup Corporation and Norman J. Szydlowski (filed as Exhibit 10.1 to our current report on Form 8-K dated March 6, 2014, filed March 12, 2014).

10.21+	Form of Severance Agreement between SemGroup Corporation and each of its executive officers other than Norman J. Szydlowski (filed as Exhibit 10.13 to the Form 10).

10.22+	Form of Amendment to Severance Agreement between SemGroup Corporation and certain of its executive officers (filed as Exhibit 10.14 to the 2011 Form 10-K).

10.23+

Form of Second Amendment to Severance Agreement between SemGroup Corporation and certain of its executive officers (filed as Exhibit 10.3 to our current report on Form 8-K dated December 10, 2013, filed December 16, 2013).

10.24+	SemGroup Corporation Short-Term Incentive Program (filed as Exhibit 10.1 to our current report on Form 8-K dated February 24, 2011, filed March 2, 2011).

10.25+	SemGroup Employee Stock Purchase Plan (filed as Appendix A to our definitive proxy statement, filed April 19, 2013).

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

10.34+	Rose Rock Midstream Equity Incentive Plan (filed as Exhibit 10.1 to Rose Rock Midstream, L.P.’s current report on Form 8-K dated December 8, 2011, filed December 14, 2011).

10.35+

Form of Restricted Unit Award Agreement (Employees) under the Rose Rock Midstream Equity Incentive Plan (filed as Exhibit 10.3.1 to Rose Rock Midstream, L.P.’s annual report on Form 10-K for the fiscal year ended December 31, 2011, filed February 29, 2012).

10.36+	Form of Restricted Unit Award Agreement (Employees) under the Rose Rock Midstream Equity Incentive Plan for awards granted on or after March 1, 2013 (filed as Exhibit 10.35 to our 2012 Form 10-K).

21*	Subsidiaries of SemGroup Corporation.

23.1*	Consent of Independent Registered Public Accounting Firm - BDO USA, LLP.

23.2*	Consent of Independent Registered Public Accounting Firm - BDO USA, LLP.

23.3**	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP.

31.1**	Rule 13a — 14(a)/15d — 14(a) Certification of Carlin G. Conner, Chief Executive Officer.

31.2**	Rule 13a — 14(a)/15d — 14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.

32.1**	Section 1350 Certification of Carlin G. Conner, Chief Executive Officer.

32.2**	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.

99.1*	White Cliffs Pipeline, L.L.C. financial statements presented pursuant to Rule 3-09 of Regulation S-X.

99.2**	NGL Energy Partners LP financial statements presented pursuant to Rule 3-09 of Regulation S-X.

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

*                                         Previously filed with the Form 10-K of the Registrant filed on February 27, 2015.

**                                  Filed or furnished, as applicable, with this Amendment No. 1.

+                                         Management contract or compensatory plan or arrangement.