Form 10-Q
period 2015-06-30
SemGroup Corp
filed 2015-08-07
CIK 1489136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class		Outstanding at July 31, 2015
Class A	Common stock, $0.01 par	44,641,669	Shares
Class B	Common stock, $0.01 par	—	Shares

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

•	The effect of our debt level on our future financial and operating flexibility, including our ability to obtain additional capital on terms that are favorable to us;

•	The ability of our subsidiary, Rose Rock Midstream, L.P., to make minimum quarterly distributions to its unitholders, including us;

•	The operations of NGL Energy Partners LP, which we do not control;

•	Any sustained reduction in demand for, or supply of, the petroleum products we gather, transport, process and store;

•	Our ability to obtain new sources of supply of petroleum products;

•	Our failure to comply with new or existing environmental laws or regulations or cross border laws or regulations;

•	The possibility that the construction or acquisition of new assets may not result in the corresponding anticipated revenue increases;

•	Changes in currency exchange rates;

•	A cyber attack involving our information systems and related infrastructure, or that of our business associates;

•	The risks and uncertainties of doing business outside of the U.S., including political and economic instability and changes in local governmental laws, regulations and policies; and

•	The possibility that our hedging activities may result in losses or may have a negative impact on our financial results.
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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

SEMGROUP CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	(Unaudited)
	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$228,783	$40,598
Restricted cash	34	6,980
Accounts receivable (net of allowance of $2,785 and $3,260, respectively)	349,931	351,334
Receivable from affiliates	18,172	16,819
Inventories	77,677	43,532
Other current assets	20,560	20,017
Total current assets	695,157	479,280
Property, plant and equipment (net of accumulated depreciation of $285,271 and $245,629, respectively)	1,420,194	1,256,825
Equity method investments	548,831	577,920
Goodwill	58,023	58,326
Other intangible assets (net of accumulated amortization of $25,215 and $20,545, respectively)	167,689	173,065
Other noncurrent assets, net	59,495	44,386
Total assets	$2,949,389	$2,589,802
LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$278,903	$257,177
Payable to affiliates	19,040	13,460
Accrued liabilities	99,393	92,694
Payables to pre-petition creditors	—	3,129
Deferred revenue	21,071	23,688
Other current liabilities	1,694	1,474
Current portion of long-term debt	44	40
Total current liabilities	420,145	391,662
Long-term debt	1,044,339	767,092
Deferred income taxes	191,171	161,956
Other noncurrent liabilities	22,099	49,655
Commitments and contingencies (Note 9)
SemGroup owners’ equity:
Common stock, $0.01 par value (authorized - 100,000 shares; issued - 44,847 and 44,689 shares, respectively)	439	436
Additional paid-in capital	1,252,694	1,245,877
Treasury stock, at cost (930 and 862 shares, respectively)	(5,586)	(1,332)
Accumulated deficit	(43,569)	(68,332)
Accumulated other comprehensive loss	(30,681)	(27,141)
Total SemGroup Corporation owners’ equity	1,173,297	1,149,508
Noncontrolling interests in consolidated subsidiaries	98,338	69,929
Total owners’ equity	1,271,635	1,219,437
Total liabilities and owners’ equity	$2,949,389	$2,589,802
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Product	$288,736	$402,986	$508,867	$830,016
Service	66,604	53,450	128,481	101,957
Other	21,886	25,788	38,188	49,134
Total revenues	377,226	482,224	675,536	981,107
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	244,158	368,527	436,230	753,640
Operating	60,800	59,424	113,890	110,202
General and administrative	22,917	21,850	55,227	40,586
Depreciation and amortization	24,674	22,062	48,408	45,699
Loss on disposal or impairment of long-lived assets, net	1,372	19,315	2,430	19,257
Total expenses	353,921	491,178	656,185	969,384
Earnings from equity method investments	23,903	19,187	44,462	34,149
Gain on issuance of common units by equity method investee	5,897	—	5,897	8,127
Operating income	53,105	10,233	69,710	53,999
Other expenses (income), net:
Interest expense	16,822	10,360	31,413	19,587
Foreign currency transaction loss (gain)	(295)	167	(814)	(516)
Other expense (income), net	(6,718)	18,962	(14,703)	17,915
Total other expenses, net	9,809	29,489	15,896	36,986
Income (loss) from continuing operations before income taxes	43,296	(19,256)	53,814	17,013
Income tax expense (benefit)	14,861	(6,672)	19,603	9,854
Income (loss) from continuing operations	28,435	(12,584)	34,211	7,159
Loss from discontinued operations, net of income taxes	(2)	—	(2)	(5)
Net income (loss)	28,433	(12,584)	34,209	7,154
Less: net income attributable to noncontrolling interests	5,136	5,025	9,446	11,250
Net income (loss) attributable to SemGroup	$23,297	$(17,609)	$24,763	$(4,096)
Net income (loss)	$28,433	$(12,584)	$34,209	$7,154
Other comprehensive income (loss), net of income taxes	5,520	6,685	(3,540)	3,713
Comprehensive income (loss)	33,953	(5,899)	30,669	10,867
Less: comprehensive income attributable to noncontrolling interests	5,136	5,025	9,446	11,250
Comprehensive income (loss) attributable to SemGroup	$28,817	$(10,924)	$21,223	$(383)
Net income (loss) attributable to SemGroup per common share (Note 11):
Basic	$0.53	$(0.41)	$0.57	$(0.10)
Diluted	$0.53	$(0.41)	$0.56	$(0.10)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$34,209	$7,154
Adjustments to reconcile net income to net cash provided by operating activities:
Net unrealized loss (gain) related to derivative instruments	1,230	(245)
Depreciation and amortization	48,408	45,699
Loss on disposal or impairment of long-lived assets, net	2,430	19,257
Earnings from equity method investments	(44,462)	(34,149)
Gain on issuance of common units by equity method investee	(5,897)	(8,127)
Gain on sale of common units of equity method investee	(14,517)	—
Distributions from equity investments	48,031	36,601
Amortization of debt issuance costs	2,314	1,571
Deferred tax expense	12,791	8,035
Non-cash equity compensation	6,204	3,796
Excess tax benefit from equity-based awards	—	(1,650)
Loss on fair value of warrants	—	17,949
Provision for uncollectible accounts receivable, net of recoveries	(309)	93
Currency gain	(814)	(516)
Inventory valuation adjustment	1,235	—
Changes in operating assets and liabilities (Note 12)	(17,896)	(39,919)
Net cash provided by operating activities	72,957	55,549
Cash flows from investing activities:
Capital expenditures	(236,956)	(127,668)
Proceeds from sale of long-lived assets	230	4,020
Contributions to equity method investments	(23,461)	(67,977)
Payments to acquire businesses	—	(44,508)
Proceeds from sale of common units of equity method investee	56,318	—
Distributions in excess of equity in earnings of affiliates	13,077	5,400
Net cash used in investing activities	(190,792)	(230,733)
Cash flows from financing activities:
Debt issuance costs	(6,289)	(155)
Borrowings on credit facilities and issuance of senior unsecured notes, net of discount	802,208	533,830
Principal payments on credit facilities and other obligations	(525,024)	(331,518)
Rose Rock Midstream, L.P. equity issuance	89,119	—
Distributions to noncontrolling interests	(19,261)	(13,209)
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(4,254)	(719)
Dividends paid	(31,478)	(19,628)
Proceeds from issuance of common stock under employee stock purchase plan	609	88
Excess tax benefit from equity-based awards	—	1,650
Net cash provided by financing activities	305,630	170,339
Effect of exchange rate changes on cash and cash equivalents	390	832
Change in cash and cash equivalents	188,185	(4,013)
Cash and cash equivalents at beginning of period	40,598	79,351
Cash and cash equivalents at end of period	$228,783	$75,338
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

1.	OVERVIEW
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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Although management believes these estimates are reasonable, actual results could differ materially from these estimates. The results of operations for the three months and six months ended June 30, 2015, are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.
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
Recent accounting pronouncements
In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory," which requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value rather than the lower of cost or market. The standard will be effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The new guidance shall be applied prospectively and early adoption is permitted. The Company will adopt this guidance in the first quarter of 2017. The impact is not expected to be material.
In April 2015, the FASB issued ASU 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which is designed to simplify presentation of debt issuance costs. The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard will be effective for U.S. public companies for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The new guidance shall be applied on a retrospective basis for all periods presented. The Company will adopt this guidance in the first quarter of 2016. The impact is not expected to be material.
In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which adds requirements that limited partnerships must meet to qualify as voting interest entities and modifies the evaluation of whether limited partnerships are variable interest entities or voting interest entities. It also eliminates the presumption that a general partner should consolidate a limited partnership. This guidance is effective for public companies for fiscal years beginning after December 15, 2015. The Company will adopt this guidance in the first quarter of 2016. The impact is not expected to be material.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which supersedes nearly all existing revenue recognition guidance under accounting principles generally accepted in the United States ("U.S. GAAP"). The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

1.	OVERVIEW, Continued

to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.
The standard permits using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). On July 9, 0215, the FASB approved a one-year deferral and the standard is now effective for annual periods beginning after December 15, 2017, and interim periods therein. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard. We will adopt this guidance in the first quarter of 2018.
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
We control the operations of our consolidated subsidiary, Rose Rock Midstream, L.P. (NYSE: RRMS) ("Rose Rock"), through our ownership of the general partner interest. As of June 30, 2015, we own the 2% general partner interest and a 55.2% limited partner interest.
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
The following table shows the cash distributions paid or declared during 2015 and 2014 (in thousands, except for per unit amounts):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

2.	ROSE ROCK MIDSTREAM, L.P., Continued

	Distribution Per Unit		Distributions Paid/To Be Paid
Quarter Ended			SemGroup				Noncontrolling Interest Common Units	Total Distributions
			General Partner	Incentive Distributions	Common Units	Subordinated Units
December 31, 2013	$0.4650		$257	$244	$2,041	$3,901	$6,398	$12,841
March 31, 2014	$0.4950		$278	$488	$2,173	$4,153	$6,811	$13,903
June 30, 2014	$0.5350		$334	$888	$3,646	$4,488	$7,362	$16,718
September 30, 2014	$0.5750		$377	$1,835	$3,918	$4,824	$7,912	$18,866
December 31, 2014	$0.6200		$485	$3,487	$6,551	$5,202	$8,544	$24,269
March 31, 2015	$0.6350		$568	$4,450	$13,148	$—	$10,213	$28,379
June 30, 2015	$0.6500	*	$590	$4,979	$13,458	$—	$10,456	$29,483

*Expected distributions related to the quarter ended June 30, 2015, which will be paid on August 14, 2015 to unitholders of record as of August 4, 2015.

Summarized financial information
Certain summarized balance sheet information of Rose Rock is shown below (in thousands):

	(Unaudited)
	June 30, 2015	December 31, 2014
Cash	$68,102	$3,625
Other current assets	340,418	271,144
Property, plant and equipment, net	419,458	396,066
Equity method investment	426,058	269,635
Goodwill	36,116	36,116
Other noncurrent assets, net	33,686	29,677
Total assets	$1,323,838	$1,006,263

Current liabilities	$308,116	$265,682
Long-term debt	744,339	432,092
Partners’ capital attributable to SemGroup	173,045	238,560
Partners’ capital attributable to noncontrolling interests	98,338	69,929
Total liabilities and partners' capital	$1,323,838	$1,006,263

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

2.	ROSE ROCK MIDSTREAM, L.P., Continued

Certain summarized income statement information of Rose Rock for the three months and six months ended June 30, 2015 and 2014 is shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$223,303	$292,156	$357,996	$584,670
Cost of products sold	$173,133	$255,745	$269,370	$510,282
Operating, general and administrative expenses	$29,985	$23,629	$56,556	$42,591
Depreciation and amortization expense	$10,608	$7,276	$20,751	$18,758
Earnings from equity method investment	$17,683	$12,291	$38,547	$23,371
Net income	$17,068	$15,088	$31,668	$31,314
Noncontrolling interests in consolidated subsidiary retained by SemGroup	$—	$4,082	$—	$7,758
Net income attributable to Rose Rock Midstream, L.P.	$17,068	$11,006	$31,668	$23,556

3.	EQUITY METHOD INVESTMENTS

Our equity method investments consist of the following (in thousands):

	June 30, 2015	December 31, 2014
White Cliffs	$281,627	$269,635
NGL Energy Partners LP	122,773	162,246
Glass Mountain	144,431	146,039
Total equity method investments	$548,831	$577,920

Our earnings from equity method investments consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
White Cliffs	$15,545	$12,291	$34,635	$23,371
NGL Energy Partners LP*	6,220	4,968	5,915	8,559
Glass Mountain	2,138	1,928	3,912	2,219
Total earnings from equity method investments	$23,903	$19,187	$44,462	$34,149
* Excluding gain on issuance of common units of $5.9 million for the three months and six months ended June 30, 2015 and $8.1 million for the six months ended June 30, 2014.
Cash distributions received from equity method investments consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
White Cliffs	$20,551	$14,467	$44,705	$28,052
NGL Energy Partners LP	4,468	5,671	9,483	11,012
Glass Mountain	5,009	2,937	6,920	2,937
Total cash distributions received from equity method investments	$30,028	$23,075	$61,108	$42,001

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

3.	EQUITY METHOD INVESTMENTS, Continued

White Cliffs
Certain unaudited summarized income statement information of White Cliffs for the three months and six months ended June 30, 2015 and 2014 is shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$48,509	$34,533	$103,123	$67,807
Operating, general and administrative expenses	$9,045	$5,539	$17,398	$12,307
Depreciation and amortization expense	$8,587	$4,537	$17,125	$8,930
Net income	$30,870	$24,457	$68,593	$46,570
The equity in earnings of White Cliffs for the three months and six months ended June 30, 2015 and 2014 is less than 51% of the net income of White Cliffs for the same periods. This is due to certain general and administrative expenses we incur in managing the operations of White Cliffs that the other owners are not obligated to share. Such expenses are recorded by White Cliffs and are allocated to our ownership interest. White Cliffs recorded $0.4 million and $0.4 million of such general and administrative expense for the three months ended June 30, 2015 and 2014, respectively. White Cliffs recorded $0.7 million and $0.8 million of such general and administrative expense for the six months ended June 30, 2015 and 2014, respectively.
The members of White Cliffs are required to contribute capital to White Cliffs to fund various projects. For the six months ended June 30, 2015, we contributed $21.4 million to these projects, including $13.1 million of contributions for an expansion project adding approximately 65,000 barrels per day of capacity. Remaining contributions related to the expansion project will be paid in 2015 and are expected to total $23.6 million. The project is expected to be completed in late 2015.
NGL Energy Partners LP
At June 30, 2015, we owned 4,652,568 common units representing limited partner interests in NGL Energy Partners LP (NYSE: NGL) ("NGL Energy"), which represents approximately 4.5% of the total 103,794,870 limited partner units of NGL Energy outstanding at March 31, 2015, and an 11.78% interest in the general partner of NGL Energy.
At June 30, 2015, the fair market value of our 4,652,568 common unit investment in NGL Energy was $141.1 million, based on a June 30, 2015 closing price of $30.33 per common unit. This does not reflect our 11.78% interest in the general partner of NGL Energy. The fair value of our limited partner investment in NGL Energy is categorized as a Level 1 measurement, as it is based on quoted market prices.
Our policy is to record our equity in earnings of NGL Energy on a one-quarter lag, as we do not expect information on the earnings of NGL Energy to always be available in time to consistently record the earnings in the quarter in which they are generated. Accordingly, the equity in earnings from NGL Energy, which is reflected in our condensed consolidated statements of operations and comprehensive income for the three months and six months ended June 30, 2015 and 2014, relates to the earnings of NGL Energy for the three months and six months ended March 31, 2015 and 2014, respectively.
In the first quarter of 2015, NGL announced several transactions in which they issued common units publicly and privately which diluted our limited partnership interest. As we record activity on a one-quarter lag, we recognized a non-cash gain of $5.9 million associated with these issuances in the second quarter of 2015.
During the six months ended June 30, 2015, we sold 1,999,533 of our NGL Energy common units for $56.3 million, net of related costs of $0.5 million. We recorded net gains related to these sales of $6.6 million and $14.5 million in "other expense (income)" in our condensed consolidated statement of operations and comprehensive income for the three months and six months ended June 30, 2015, respectively.
Certain unaudited summarized income statement information of NGL Energy for the three months and six months ended March 31, 2015 and 2014 is shown below (in thousands):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

3.	EQUITY METHOD INVESTMENTS, Continued

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Revenue	$3,220,771	$3,975,935	$7,772,917	$6,719,380
Cost of sales	$2,933,021	$3,764,744	$7,244,689	$6,340,773
Operating, general and administrative expenses	$151,793	$110,923	$323,857	$201,676
Depreciation and amortization expense	$54,140	$37,475	$104,475	$72,969
Net income	$90,942	$43,146	$85,673	$67,198

Glass Mountain
Certain unaudited summarized income statement information of Glass Mountain for the three months and six months ended June 30, 2015 is shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$9,788	$8,891	$20,909	$12,744
Cost of sales	$—	$—	$1,982	$—
Operating, general and administrative expenses	$1,473	$1,158	$2,911	$2,008
Depreciation and amortization expense	$3,932	$3,770	$7,976	$6,118
Net income	$4,381	$3,962	$8,036	$4,615
The equity in earnings of Glass Mountain for the three months and six months ended June 30, 2015 reported in our condensed consolidated statement of operations and comprehensive income is less than 50% of the net income of Glass Mountain for the same period due to amortization of capitalized interest for the period.
For the six months ended June 30, 2015, we contributed $1.4 million to Glass Mountain related to capital projects.

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

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

4.    SEGMENTS, Continued

	Three Months Ended June 30, 2015
	Crude	SemStream	SemCAMS	SemGas	SemLogistics	SemMexico	Corporate and Other	Consolidated
				(dollars in thousands)
Revenues:
External	$223,303	$—	$35,915	$60,270	$6,279	$51,459	$—	$377,226
Intersegment	—	—	—	6,451	—	—	(6,451)	—
Total revenues	223,303	—	35,915	66,721	6,279	51,459	(6,451)	377,226
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	173,133	—	76	36,160	—	41,240	(6,451)	244,158
Operating	23,955	—	23,665	8,799	2,041	2,340	—	60,800
General and administrative	6,332	12	4,193	2,641	2,246	2,823	4,670	22,917
Depreciation and amortization	10,608	—	3,187	7,359	2,154	1,037	329	24,674
Loss (gain) on disposal or impairment of long-lived assets, net	(79)	—	—	1,450	—	—	1	1,372
Total expenses	213,949	12	31,121	56,409	6,441	47,440	(1,451)	353,921
Earnings from equity method investments	17,683	6,220	—	—	—	—	—	23,903
Gain on issuance of common units by equity method investee	—	5,897	—	—	—	—	—	5,897
Operating income (loss)	27,037	12,105	4,794	10,312	(162)	4,019	(5,000)	53,105
Other expenses (income), net	13,083	(7,959)	3,263	3,269	(432)	56	(1,471)	9,809
Income from continuing operations before income taxes	$13,954	$20,064	$1,531	$7,043	$270	$3,963	$(3,529)	$43,296
Total assets at June 30, 2015 (excluding intersegment receivables)	$1,407,189	$122,773	$282,551	$709,818	$154,432	$97,011	$175,615	$2,949,389

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

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

4.    SEGMENTS, Continued

	Six Months Ended June 30, 2015
	Crude	SemStream	SemCAMS	SemGas	SemLogistics	SemMexico	Corporate and Other	Consolidated
				(dollars in thousands)
Revenues:
External	$364,971	$—	$65,639	$120,546	$11,431	$112,949	$—	$675,536
Intersegment	—	—	—	12,432	—	—	(12,432)	—
Total revenues	364,971	—	65,639	132,978	11,431	112,949	(12,432)	675,536
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	278,278	—	208	77,429	—	92,747	(12,432)	436,230
Operating	45,117	—	41,996	16,845	4,655	5,277	—	113,890
General and administrative	11,954	15	7,569	4,704	3,923	4,765	22,297	55,227
Depreciation and amortization	20,751	—	6,253	14,497	4,194	2,090	623	48,408
Loss (gain) on disposal of long-lived assets, net	73	—	—	1,449	—	(19)	927	2,430
Total expenses	356,173	15	56,026	114,924	12,772	104,860	11,415	656,185
Earnings from equity method investments	38,547	5,915	—	—	—	—	—	44,462
Gain on issuance of common units by equity method investee	—	5,897	—	—	—	—	—	5,897
Operating income (loss)	47,345	11,797	9,613	18,054	(1,341)	8,089	(23,847)	69,710
Other expenses (income), net	23,729	(17,175)	6,332	6,120	684	125	(3,919)	15,896
Income (loss) from continuing operations before income taxes	$23,616	$28,972	$3,281	$11,934	$(2,025)	$7,964	$(19,928)	$53,814

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

4.    SEGMENTS, Continued

	Six Months Ended June 30, 2014
	Crude	SemStream	SemCAMS	SemGas	SemLogistics	SemMexico	Corporate and Other	Consolidated
				(dollars in thousands)
Revenues:
External	$584,670	$—	$79,237	$173,848	$8,771	$134,581	$—	$981,107
Intersegment	—	—	—	19,684	—	—	(19,684)	—
Total revenues	584,670	—	79,237	193,532	8,771	134,581	(19,684)	981,107
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	510,282	—	138	146,813	615	115,476	(19,684)	753,640
Operating	32,828	—	52,502	15,456	4,020	5,396	—	110,202
General and administrative	10,380	61	7,554	4,212	2,951	5,863	9,565	40,586
Depreciation and amortization	18,758	—	5,908	12,248	5,050	2,883	852	45,699
Loss (gain) on disposal of long-lived assets, net	(61)	—	(915)	20,104	(3,634)	(28)	3,791	19,257
Total expenses	572,187	61	65,187	198,833	9,002	129,590	(5,476)	969,384
Earnings from equity method investments	25,590	8,559	—	—	—	—	—	34,149
Gain on issuance of common units by equity method investee	—	8,127	—	—	—	—	—	8,127
Operating income (loss)	38,073	16,625	14,050	(5,301)	(231)	4,991	(14,208)	53,999
Other expenses (income), net	9,841	(2,541)	7,905	3,702	334	(101)	17,846	36,986
Income (loss) from continuing operations before income taxes	$28,232	$19,166	$6,145	$(9,003)	$(565)	$5,092	$(32,054)	$17,013

5.	INVENTORIES
Inventories consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Crude oil	$67,331	$26,722
Asphalt and other	10,346	16,810
Total inventories	$77,677	$43,532

During the six months ended ended June 30, 2015, our Crude segment recorded non-cash charges of $1.2 million to write-down crude oil inventory to the lower of cost or market.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

6.	FINANCIAL INSTRUMENTS
Fair value of financial instruments
We record certain financial assets and liabilities at fair value at each balance sheet date. The tables below summarize the balances of commodity derivative assets and liabilities at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015			December 31, 2014
Derivatives subject to netting arrangements:	Level 1	Netting*	Total	Level 1	Netting*	Total
Commodity derivatives:
Assets	$762	$(317)	$445	$3,311	$(1,637)	$1,674
Liabilities	$317	$(317)	$—	$1,637	$(1,637)	$—
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
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value levels. At June 30, 2015, all of our physical fixed price forward purchases and sales contracts were being accounted for as normal purchases and normal sales.
There were no financial assets or liabilities recorded at fair value which were classified as Level 2 or Level 3 during the three months and six months ended June 30, 2015 and 2014. As such, no rollforward of Level 3 activity has been presented.
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
Our commodity derivatives can be comprised of swaps, futures contracts and forward contracts of crude oil, natural gas and natural gas liquids. These are defined as follows:
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
The following table sets forth the notional quantities for commodity derivative instruments entered into (in thousands of barrels):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Sales	7,721	1,135	13,452	1,950
Purchases	7,508	1,005	13,413	1,815
We have not designated any of our commodity derivative instruments as accounting hedges. We have recorded the fair value of our commodity derivative instruments on our condensed consolidated balance sheets in other current assets and other current liabilities in the following amounts (in thousands):

	June 30, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
Commodity contracts	$445	$—	$1,674	$—
We have posted margin deposits as collateral with brokers who have the right of set off associated with these funds. Our margin deposit balances were $1.1 million and $0.8 million at June 30, 2015 and December 31, 2014, respectively. These margin account balances have not been offset against our net commodity derivative instrument (contract) positions. Had these margin deposits been netted against our net commodity derivative instrument (contract) positions as of June 30, 2015 and December 31, 2014, we would have had net asset positions of $1.5 million and $2.5 million, respectively.
Realized and unrealized gains (losses) from our commodity derivatives were recorded to product revenue in the following amounts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Commodity contracts	$(2,202)	$(1,942)	$(2,268)	$(2,749)
Concentrations of risk
During the three months ended June 30, 2015, two customers of our Crude segment accounted for more than 10% of our consolidated revenues at approximately 35%. No suppliers accounted for more than 10% of our costs of products sold.
During the six months ended June 30, 2015, two customers of our Crude segment accounted for more than 10% of our consolidated revenues at approximately 35%. We purchased approximately $98.5 million of product from two third-party suppliers of our Crude segment, which represented approximately 23% of our costs of products sold.
At June 30, 2015, one third-party customer of our Crude segment accounted for approximately 39% of our consolidated accounts receivable.

7.	INCOME TAXES

The effective tax rate was 34% and 35% for the three months ended June 30, 2015 and 2014, respectively and 36% and 58% for the six months ended June 30, 2015 and 2014, respectively. The rate for the six months ended June 30, 2014 is impacted by $3.1 million Canadian withholding tax paid on remittances to the U.S. Significant items that impacted the effective tax rate for each period, as compared to the U.S. federal statutory rate of 35%, include earnings in foreign jurisdictions taxed at lower rates and a non-controlling interest in Rose Rock for which taxes are not provided. Further, the foreign earnings are taxed in foreign jurisdictions as well as in the U.S., since they are disregarded entities for U.S. federal income tax purposes.

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

8.	LONG-TERM DEBT
Our long-term debt consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
SemGroup 7.50% senior unsecured notes	$300,000	$300,000
SemGroup corporate revolving credit facility	—	35,000
Rose Rock 5.625% senior unsecured notes due 2022	400,000	400,000
Rose Rock 5.625% senior unsecured notes due 2023	344,276	—
Rose Rock revolving credit facility	—	32,000
SemMexico revolving credit facility	—	—
Capital leases	107	132
Total long-term debt	$1,044,383	$767,132
Less: current portion of long-term debt	44	40
Noncurrent portion of long-term debt	$1,044,339	$767,092
SemGroup senior unsecured notes
For the three months ended June 30, 2015 and 2014, we incurred $5.8 million and $5.8 million, respectively, of interest expense related to $300 million of 7.50% senior unsecured notes due 2021 (the "Notes") including the amortization of debt issuance costs. For the six months ended June 30, 2015 and 2014, we incurred $11.7 million and $11.7 million, respectively of interest expense related to the Notes including amortization of debt issuance costs.
SemGroup corporate revolving credit facility
At June 30, 2015, we had no outstanding cash borrowings on our $500 million revolving credit facility.
At June 30, 2015, we had outstanding letters of credit under the facility of $4.5 million, for which the rate in effect was 2.0%.
We incurred interest expense related to the SemGroup revolving credit facility of $1.0 million and $2.0 million for the three months ended June 30, 2015 and 2014, respectively, including amortization of debt issuance costs. We incurred interest expense related to the SemGroup revolving credit facility of $2.0 million and $3.7 million for the six months ended June 30, 2015 and 2014, respectively, including amortization of debt issuance costs.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

8.	LONG-TERM DEBT, Continued

Rose Rock senior unsecured notes due 2022
At June 30, 2015, Rose Rock had outstanding $400 million of 5.625% senior unsecured notes due 2022 (the "Rose Rock 2022 Notes"). For the three months and six months ended June 30, 2015, we incurred $5.9 million and $11.7 million, respectively, of interest expense related to the Rose Rock 2022 Notes including amortization of debt issuance costs.
Rose Rock senior unsecured notes due 2023
On May 14, 2015, Rose Rock and its wholly-owned subsidiary, Rose Rock Finance Corporation ("Finance Corp."), as co-issuer, sold $350 million of 5.625% senior unsecured notes due 2023 (the “Rose Rock 2023 Notes”) to certain initial purchasers for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons outside the United States pursuant to Regulation S of the Securities Act. The Rose Rock 2023 Notes are guaranteed by all of Rose Rock's existing subsidiaries other than Finance Corp. Such guarantees of the Rose Rock 2023 Notes are full and unconditional and constitute the joint and several obligations of the subsidiary guarantors.
The Rose Rock 2023 notes were sold at 98.345% of par, a discount of $5.8 million. The discount is reported as a reduction to the face value of the Rose Rock 2023 Notes on our condensed consolidated balance sheets and is being amortized over the life of the Rose Rock 2023 Notes using the interest method. At June 30, 2015, the unamortized discount was $5.7 million.
The net proceeds from the offering of $337.7 million, after the discount and $6.5 million of underwriters' fees and offering expenses, were used to repay amounts borrowed under Rose Rock's revolving credit facility and for general partnership purposes.
The Rose Rock 2023 Notes are governed by an indenture among Rose Rock, its subsidiary guarantors, Finance Corp. and Wilmington Trust, National Association, as trustee (the “Indenture”). The Indenture includes customary covenants, including limitations on Rose Rock's ability to incur additional indebtedness or issue certain preferred shares; pay dividends and make certain distributions, investments and other restricted payments; create certain liens; sell assets; enter into transactions with affiliates; merge, consolidate, sell or otherwise dispose of all or substantially all of its assets; and designate its subsidiaries as unrestricted subsidiaries under the Indenture.
The Indenture includes customary events of default. A default would permit the trustee or holders of at least 25% in aggregate principal amount of the Rose Rock 2023 Notes then outstanding to declare all amounts owing under the Rose Rock 2023 Notes to be due and payable.
The Rose Rock 2023 Notes are effectively subordinated in right of payment to any of Rose Rock's, and the subsidiary guarantors', existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness.
Rose Rock may issue additional notes under the Indenture from time to time, subject to the terms of the Indenture.
Except as described below, the Rose Rock 2023 Notes are not redeemable at Rose Rock's option prior to May 15, 2019. From and after May 15, 2019, Rose Rock may redeem the Rose Rock 2023 Notes, in whole or in part, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest, if redeemed during the twelve-month period beginning on May 15 of each of the years indicated below:

Year	Percentage
2019	102.813%
2020	101.406%
2021 and thereafter	100.000%
Prior to May 15, 2018, Rose Rock may, at its option, on one or more occasions, redeem up to 35% of the sum of the original aggregate principal amount of the Rose Rock 2023 Notes at a redemption price equal to 105.625% of the aggregate principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds of one or more equity offerings of Rose Rock, or the parent of Rose Rock to the extent such net proceeds are contributed to Rose Rock, subject to certain conditions.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

8.	LONG-TERM DEBT, Continued

Prior to May 15, 2019, Rose Rock may also redeem all or part of the Rose Rock 2023 Notes at a price equal to the principal plus a premium equal to the greater of 1% of the principal or the excess of the present value of the May 15, 2019 redemption price from the table above plus all required interest payments due through May 15, 2019, computed using a discount rate based on a published United States Treasury Rate plus 50 basis points, over the principal value of such Rose Rock 2023 Note.
In the event of a change of control, Rose Rock is required to offer to repurchase the Rose Rock 2023 Notes at an amount equal to 101% of the principal plus accrued and unpaid interest.
The Rose Rock 2023 Notes are also subject to a Registration Rights Agreement which requires Rose Rock to file a registration statement with the SEC and to use commercially reasonable efforts to consummate such exchange offer within one year of the settlement date of the Rose Rock 2023 Notes so that holders of the Rose Rock 2023 Notes can exchange the Rose Rock 2023 Notes and related guarantees for registered notes (the "Exchange Notes") and guarantees that have substantially identical terms as the Rose Rock 2023 Notes and related guarantees. The guarantees of the Exchange Notes will be full and unconditional and will constitute the joint and several obligations of the subsidiary guarantors. Failure to meet the terms of the Registration Rights Agreement will require Rose Rock to pay incremental interest of 0.25% per annum, increased by an additional 0.25% per annum for each 90-day period for which registration default continues (up to a maximum of 1.0% per annum).
Interest on the Notes is payable in arrears on May 15th and November 15th to holders of record on May 1st and November 1st each year until maturity.
For the three months and six months ended June 30, 2015, we incurred $2.7 million of interest expense related to the Rose Rock 2023 Notes including amortization of debt issuance costs.
Rose Rock revolving credit facility
At June 30, 2015, Rose Rock had no outstanding cash borrowings under the $585 million Rose Rock revolving credit facility.
At June 30, 2015, Rose Rock had $24.6 million in outstanding letters of credit, and the rate in effect was 2.75%.
Rose Rock had $36.0 million of Secured Bilateral Letters of Credit outstanding at June 30, 2015. The interest rate in effect was 1.75%. Secured Bilateral Letters of Credit are external to the facility and do not reduce availability for borrowing on the revolving credit facility.
We incurred $2.0 million and $2.6 million of interest expense related to this facility during the three months ended June 30, 2015 and 2014, respectively, including letters of credit and amortization of debt issuance costs. We incurred $4.2 million and $4.9 million of interest expense related to this facility during the six months ended June 30, 2015 and 2014, respectively, including letters of credit and amortization of debt issuance costs.
SemMexico revolving credit facility
SemMexico had a 44 million Mexican pesos (U.S. $2.8 million at the June 30, 2015 exchange rate) revolving credit facility, which matured in May 2015. At the time of the maturity, there were no outstanding borrowings.
At June 30, 2015, SemMexico had no outstanding borrowings on its 56 million Mexican pesos (U.S. $3.6 million at the June 30, 2015 exchange rate) revolving credit facility, which matured in July 2015. Borrowings are unsecured and bear interest at the bank prime rate in Mexico plus 1.50%.
On May 22, 2015, SemMexico entered into a 100 million Mexican pesos (U.S. $6.4 million at the June 30, 2015 exchange rate) revolving credit facility, which matures in May 2018. There were no outstanding borrowings on the facility at June 30, 2015. Borrowings are unsecured and bear interest at the bank prime rate in Mexico plus 1.50%.
At June 30, 2015, SemMexico had an outstanding letter of credit of 292.8 million Mexican pesos (U.S. $18.7 million at the June 30, 2015 exchange rate). The interest rate in effect was 0.40%.
Capitalized interest
During the six months ended June 30, 2015 and 2014, we capitalized interest from our credit facilities of $0.9 million and $0.8 million, respectively.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

8.	LONG-TERM DEBT, Continued

Fair value
We estimate the fair value of the Notes, the Rose Rock 2022 Notes and the Rose Rock 2023 Notes to be $319 million, $392 million and $340 million, respectively, at June 30, 2015, based on unadjusted, transacted market prices, which are categorized as Level 1 measurements.

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

Midstream Field Services, LLC; Elizabeth Rolon vs. Rose Rock Midstream Field Services, LLC; Juan Francisco Medellin, III vs. Rose Rock Midstream Field Services, LLC and David Rodriguez and Maribel Rodriguez vs. Rose Rock Midstream Field Services, LLC and Jesus T. Riojas. We are currently working with counsel for the interested parties to investigate the accident, and no determination of liability has been made.  We will continue to defend our position and believe that any liability that may arise from this incident will be covered by our insurance; however, we cannot predict the outcome.
Blueknight claim
Blueknight Energy Partners, L.P. ("Blueknight"), which was formerly a subsidiary of SemGroup, LP, together with other entities related to Blueknight, entered into a Shared Services Agreement on April 7, 2009, with SemCrude, L.P., now known as Rose Rock Midstream Crude, L.P. ("SemCrude") and SemManagement, L.L.C. (which are currently subsidiaries of SemGroup). The services provided by SemCrude to Blueknight under this agreement included from time to time certain operational tasks as requested by Blueknight in order that Blueknight could operate its Oklahoma pipeline system and its Cushing, Oklahoma terminal. Under the subsequent amendments to the agreement certain of these services were phased out, and Blueknight began to perform all services necessary for operation of its Cushing terminal without SemCrude’s assistance.
In a letter dated August 18, 2011, Blueknight claimed that SemCrude owes Blueknight approximately 141,000 barrels of crude oil, and that SemCrude came to possess this oil as a result of a breach of the agreement and other tortious conduct. We responded to Blueknight’s letter denying their charges and requesting documentation from Blueknight of its claim for missing barrels. On February 14, 2012, after months of interaction between the parties through which Blueknight was requested to substantiate its claim, Blueknight filed suit against SemCrude and other related companies in the District Court of Oklahoma County, Oklahoma. On May 1, 2012, the case was transferred to Tulsa County, Oklahoma. On July 2, 2012, the Tulsa County District Court appointed a Special Master to review terminal operations accounting records and determine whether 141,000 barrels of crude oil owned by Blueknight is missing after three months of operations in April through June, 2010. On June 11, 2013, the Special Master’s Report was filed with the District Court finding a shortage in Blueknight’s Cushing terminal and Oklahoma pipeline system of 148,000 barrels. However, after a review of all records created during that three month time period, the Special Master was unable to determine how the shortage might have occurred and was unable to determine the ownership of the potential shortage.
The parties completed discovery in the District Court, where substantial documentation was exchanged and deposition testimony was taken. All parties are seeking complete or partial summary adjudication on the various pending claims and counterclaims. These requests for summary adjudication are currently being briefed by the parties and have yet to be ruled upon by the Court. SemGroup will continue to defend its position; however, we cannot predict the outcome.
Environmental
We may, from time to time, experience leaks of petroleum products from our facilities and, as a result of which, we may incur remediation obligations or property damage claims. In addition, we are subject to numerous environmental regulations. Failure to comply with these regulations could result in the assessment of fines or penalties by regulatory authorities.
The Kansas Department of Health and Environment ("the KDHE") initiated discussions during our bankruptcy proceeding regarding six of our sites in Kansas (five owned by Crude and one owned by SemGas) that KDHE believes, based on their historical use, may have soil or groundwater contamination in excess of state standards. KDHE sought our agreement to undertake assessments of these sites to determine whether they are contaminated. We reached an agreement with KDHE on this matter and entered into a Consent Agreement and Final Order with KDHE to conduct environmental assessments on the sites and to pay KDHE’s costs associated with their oversight of this matter. We have conducted Phase II investigations at all sites. Four of the sites have limited amounts of soil contamination that will be excavated and/or remediated on site. Four of the sites appeared to have ground water contamination requiring further delineation and/or ongoing monitoring. Work plans have been submitted to, and approved by, the KDHE. One site was closed and we anticipate closure in 2015 for one of the remaining five sites. Groundwater beneath two sites is being monitored until contaminants achieve regulatory threshold for closure and will not require active remediation.  Two sites are in the process of completing assessment and characterization and will be remediated if necessary. We do not anticipate any penalties or fines for these historical sites.

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
Asset retirement obligations
We will be required to incur significant removal and restoration costs when we retire our natural gas gathering and processing facilities in Canada. During the second quarter of 2015, we completed a reevaluation of our asset retirement obligations and recorded reductions to the liability and offsetting asset of $26.0 million. The reduction was largely due to a change in the estimated timing of the retirement of the facilities. At June 30, 2015, we have an asset retirement obligation liability of $15.3 million, which is included within other noncurrent liabilities on our condensed consolidated balance sheets. This amount was calculated using the $116.2 million cost we estimate we would incur to retire these facilities, discounted based on our risk-adjusted cost of borrowing and the estimated timing of remediation.
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
Purchase and sale commitments
We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We account for derivatives at fair value with the exception of commitments which have been designated as normal purchases and sales for which we do not record assets or liabilities related to these agreements until the product is purchased or sold. At June 30, 2015, such commitments included the following (in thousands):

	Volume (Barrels)	Value
Fixed price purchases	1,935	$114,568
Fixed price sales	2,660	$159,148
Floating price purchases	15,960	$930,753
Floating price sales	22,129	$1,129,425
Certain of the commitments shown in the table above relate to agreements to purchase product from a counterparty and to sell a similar amount of product (in a different location) to the same counterparty. Many of the commitments shown in the table above are cancellable by either party, as long as notice is given within the time frame specified in the agreement (generally 30 to 120 days).
Our SemGas segment has a take or pay contractual obligation related to the fractionation of natural gas liquids through June 2023. At June 30, 2015, no amounts were due under the contract. The approximate amount of future obligation is as follows (in thousands):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

9.	COMMITMENTS AND CONTINGENCIES, Continued

For year ending:
December 31, 2015	$5,410
December 31, 2016	11,804
December 31, 2017	11,938
December 31, 2018	10,060
December 31, 2019	9,121
Thereafter	24,392
Total expected future payments	$72,725
SemGas further has a take or pay contractual obligation related to pipeline transportation through October 2015. The amount of future obligation is approximately $1.5 million. SemGas also enters into contracts under which we are responsible for marketing the majority of the gas and natural gas liquids produced by the counterparties to the agreements. The majority of SemGas’ revenues were generated from such contracts.
Rose Rock has a take-or-pay obligation with our equity method investee, White Cliffs, for approximately 5,000 barrels per day of space on White Cliffs' pipeline subject to completion of an expansion project related to Rose Rock's Platteville facilities. The agreement is expected to become effective in November 2015 and has a term of 5 years. Annual payments to White Cliffs under the agreement are expected to be $9.4 million.
See Note 3 for capital contribution requirements related to the White Cliffs expansion.

10.	EQUITY
Unaudited condensed consolidated statement of changes in owners’ equity
The following table shows the changes in our consolidated owners’ equity accounts from December 31, 2014 to June 30, 2015 (in thousands):

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Owners’ Equity
Balance at December 31, 2014	$436	$1,245,877	$(1,332)	$(68,332)	$(27,141)	$69,929	$1,219,437
Net income	—	—	—	24,763	—	9,446	34,209
Other comprehensive loss, net of income taxes	—	—	—	—	(3,540)	—	(3,540)
Distributions to noncontrolling interests	—	—	—	—	—	(19,261)	(19,261)
Dividends paid	—	(31,478)	—	—	—	—	(31,478)
Unvested dividend equivalent rights	—	(146)	—	—	—	(98)	(244)
Non-cash equity compensation	—	5,444	—	—	—	655	6,099
Issuance of common stock under compensation plans	3	833	—	—	—	—	836
Repurchase of common stock	—	—	(4,254)	—	—	—	(4,254)
Rose Rock Midstream, L.P. equity issuance	—	—	—	—	—	89,119	89,119
Transfer of WOT and Glass Mountain to Rose Rock	—	32,164	—	—	—	(51,452)	(19,288)
Balance at June 30, 2015	$439	$1,252,694	$(5,586)	$(43,569)	$(30,681)	$98,338	$1,271,635

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

10.	EQUITY, Continued

Accumulated other comprehensive loss
The following table presents the changes in the components of accumulated other comprehensive loss from December 31, 2014 to June 30, 2015 (in thousands):

	Currency Translation	Employee Benefit Plans	Total
Balance at December 31, 2014	$(25,059)	$(2,082)	$(27,141)
Currency translation adjustment, net of income tax benefit of $2,229	(3,556)	—	(3,556)
Changes related to benefit plans, net of income tax expense of $5	—	16	16
Balance at June 30, 2015	$(28,615)	$(2,066)	$(30,681)
There were no significant items reclassified out of accumulated other comprehensive loss to net income for the three months and six months ended June 30, 2015.
Common stock
During the six months ended June 30, 2015, we issued 9,145 shares under the Employee Stock Purchase Plan and 181,517 shares related to our equity based compensation awards. Of these vested shares related to compensation awards, recipients sold back to the Company 62,142 shares to satisfy tax withholding obligations which are being recognized at cost as treasury stock on the condensed consolidated balance sheet.
Equity-based compensation
At June 30, 2015, there were approximately 413,000 unvested shares that have been granted under our director and employee compensation programs. The par value of these shares is not reflected in common stock on the condensed consolidated balance sheet, as these shares have not yet vested. For certain of the awards, the number of shares that will vest is contingent upon our achievement of certain specified targets. If we meet the specified maximum targets, approximately 171,000 additional shares could vest.
The holders of certain restricted stock awards granted in 2012 are entitled to equivalent dividends (“UDs”) to be received upon vesting of the related restricted stock awards. The dividends will be settled in common stock, based on the market price as of the close of business on the vesting date. In January 2015, 1,793 shares of common stock were issued upon the vesting of the 2012 restricted stock awards. Dividends related to the restricted stock awards granted subsequent to 2012 will be settled in cash upon vesting. At June 30, 2015, the value of the UDs related to cash settled unvested restricted stock awards was approximately $307 thousand.
During the six months ended June 30, 2015, we granted 151,588 restricted stock awards with a weighted average grant date fair value of $88.23 per award.
Dividends
The following table sets forth the quarterly dividends per share declared and/or paid to shareholders for the periods indicated:

Quarter Ending	Dividend Per Share	Date Declared	Date of Record	Date Paid
March 31, 2014	$0.22	February 25, 2014	March 10, 2014	March 20, 2014
June 30, 2014	$0.24	May 8, 2014	May 19, 2014	May 29, 2014
September 30, 2014	$0.27	August 6, 2014	August 18, 2014	August 28, 2014
December 31, 2014	$0.30	November 6, 2014	November 17, 2014	November 28, 2014
March 31, 2015	$0.34	February 26, 2015	March 9, 2015	March 20, 2015
June 30, 2015	$0.38	May 6, 2015	May 18, 2015	May 29, 2015
September 30, 2015	$0.42	August 4, 2015	August 17, 2015	August 25, 2015

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

11.	EARNINGS PER SHARE

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
The following summarizes the calculation of basic earnings per share for the three months and six months ended June 30, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Continuing Operations	Discontinued Operations	Net	Continuing Operations	Discontinued Operations	Net
Income (loss)	$28,435	$(2)	$28,433	$(12,584)	$—	$(12,584)
less: Income attributable to noncontrolling interests	5,136	—	5,136	5,025	—	5,025
Income attributable to SemGroup	$23,299	$(2)	$23,297	$(17,609)	$—	$(17,609)
Weighted average common stock outstanding	43,798	43,798	43,798	42,682	42,682	42,682
Basic earnings per share	$0.53	$—	$0.53	$(0.41)	$—	$(0.41)

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Continuing Operations	Discontinued Operations	Net	Continuing Operations	Discontinued Operations	Net
Income (loss)	$34,211	$(2)	$34,209	$7,159	$(5)	$7,154
less: Income attributable to noncontrolling interests	9,446	—	9,446	11,250	—	11,250
Income attributable to SemGroup	$24,765	$(2)	$24,763	$(4,091)	$(5)	$(4,096)
Weighted average common stock outstanding	43,758	43,758	43,758	42,657	42,657	42,657
Basic earnings per share	$0.57	$—	$0.57	$(0.10)	$—	$(0.10)

The following summarizes the calculation of diluted earnings per share for the three months and six months ended June 30, 2015 and 2014 (in thousands, except per share amounts):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

11.	EARNINGS PER SHARE, Continued

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Continuing Operations	Discontinued Operations	Net	Continuing Operations	Discontinued Operations	Net
Income (loss)	$28,435	$(2)	$28,433	$(12,584)	$—	$(12,584)
less: Income attributable to noncontrolling interests	5,136	—	5,136	5,025	—	5,025
Income attributable to SemGroup	$23,299	$(2)	$23,297	$(17,609)	$—	$(17,609)
Weighted average common stock outstanding	43,798	43,798	43,798	42,682	42,682	42,682
Effect of dilutive securities	215	215	215	—	—	—
Diluted weighted average common stock outstanding	44,013	44,013	44,013	42,682	42,682	42,682
Diluted earnings per share	$0.53	$—	$0.53	$(0.41)	$—	$(0.41)

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Continuing Operations	Discontinued Operations	Net	Continuing Operations	Discontinued Operations	Net
Income (loss)	$34,211	$(2)	$34,209	$7,159	$(5)	$7,154
less: Income attributable to noncontrolling interests	9,446	—	9,446	11,250	—	11,250
Income attributable to SemGroup	$24,765	$(2)	$24,763	$(4,091)	$(5)	$(4,096)
Weighted average common stock outstanding	43,758	43,758	43,758	42,657	42,657	42,657
Effect of dilutive securities	217	217	217	—	—	—
Diluted weighted average common stock outstanding	43,975	43,975	43,975	42,657	42,657	42,657
Diluted earnings per share	$0.56	$—	$0.56	$(0.10)	$—	$(0.10)

All outstanding warrants expired on November 30, 2014 and therefore have no dilutive effect for the three months and six months ended June 30, 2015. During the three months and six months ended June 30, 2014, we recorded expenses of $18.9 million and $17.9 million, respectively, related to the change in fair value of the warrants. Because the mark to market valuation of the warrants resulted in losses, the warrants would have been antidilutive and, therefore, were not included in the computation of diluted earnings per share.

12.	SUPPLEMENTAL CASH FLOW INFORMATION
The following table summarizes the changes in the components of operating assets and liabilities, net of the effects of acquisitions, shown on our condensed consolidated statements of cash flows (in thousands):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

12.	SUPPLEMENTAL CASH FLOW INFORMATION, Continued

	Six Months Ended June 30,
	2015	2014
Decrease (increase) in restricted cash	$6,766	$(2,193)
Decrease (increase) in accounts receivable	(2,248)	(13,741)
Decrease (increase) in receivable from affiliates	(1,353)	37,472
Decrease (increase) in inventories	(36,065)	(6,037)
Decrease (increase) in derivatives and margin deposits	(287)	(240)
Decrease (increase) in other current assets	(3,134)	(2,631)
Decrease (increase) in other assets	(2,096)	4
Increase (decrease) in accounts payable and accrued liabilities	18,730	(14,224)
Increase (decrease) in payable to affiliates	5,580	(39,567)
Increase (decrease) in payables to pre-petition creditors	(3,836)	(46)
Increase (decrease) in other noncurrent liabilities	47	1,284
	$(17,896)	$(39,919)

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
In the second quarter of 2015, our SemCAMS segment completed the reevaluation of its asset retirement liability which resulted in reductions of $26.0 million to both the liability and offsetting asset. This non-cash adjustment is not reflected in our cash flows for the six months ended June 30, 2015.
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
On June 27, 2014, Rose Rock agreed to sell $400 million of 5.625% senior unsecured notes due 2022. The net proceeds from the offering of $391.9 million, after underwriters' fees and offering expenses, were received on July 2, 2014 and were used to pay down Rose Rock's revolving credit facility balance. At June 30, 2014, we recorded a receivable for the proceeds and $8.7 million of debt issuance costs. These non-cash transactions have not been reflected in the cash flow statement for the six months ended June 30, 2014.
We paid cash interest of $28.2 million and $20.2 million for the six months ended June 30, 2015 and 2014, respectively.
We paid cash for income taxes (net of refunds received) of $5.7 million and $15.9 million for the six months ended June 30, 2015 and 2014, respectively.
We incurred liabilities for construction work in process that had not been paid of $16.8 million and $3.1 million as of June 30, 2015 and 2014, respectively. Such amounts are not included in capital expenditures on the consolidated statements of cash flows.

13.	RELATED PARTY TRANSACTIONS
NGL Energy
As described in Note 3, we own interests in NGL Energy, which we account for under the equity method.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
13.     RELATED PARTY TRANSACTIONS, Continued

During the three months and six months ended June 30, 2015 and 2014, we generated the following transactions with NGL Energy and its subsidiaries (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$74,447	$108,456	$119,916	$280,894
Purchases	$75,027	$113,154	$110,261	$270,845
Reimbursements from NGL Energy for services	$14	$42	$56	$84
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
White Cliffs
As described in Note 3, we account for our ownership interest in White Cliffs under the equity method. During the three months ended June 30, 2015 and 2014, we generated storage revenue from White Cliffs of approximately $1.1 million and $0.7 million, respectively. During the six months ended June 30, 2015 and 2014, we generated storage revenue from White Cliffs of approximately $2.1 million and $1.5 million, respectively. We incurred $1.1 million and $0.8 million of cost for the three months ended June 30, 2015 and 2014, respectively, related to transportation fees for shipments on White Cliffs. We incurred $1.8 million and $1.7 million of cost for the six months ended June 30, 2015 and 2014, respectively, related to transportation fees for shipments on White Cliffs. We received $0.1 million and $0.1 million in management fees from White Cliffs for the three months ended June 30, 2015 and 2014, respectively. We received $0.2 million and $0.2 million in management fees from White Cliffs for the six months ended June 30, 2015 and 2014, respectively.
Glass Mountain
We incurred $0.7 million and $0.1 million of cost for the three months ended June 30, 2015 and 2014, respectively, related to transportation fees for shipments on the Glass Mountain Pipeline. We incurred $1.2 million and $0.1 million of cost for the six months ended June 30, 2015 and 2014, respectively, related to transportation fees for shipments on the Glass Mountain Pipeline. We received $0.2 million and $0.2 million in fees from Glass Mountain for the three months ended June 30, 2015 and 2014, respectively, related to support and administrative services associated with pipeline operations. We received $0.4 million and $0.4 million in fees from Glass Mountain for the six months ended June 30, 2015 and 2014, respectively, related to support and administrative services associated with pipeline operations. We made purchases of crude oil of $1.5 million from Glass Mountain during the six months ended June 30, 2015.
Legal services
The law firm of Conner & Winters, LLP, of which Mark D. Berman is a partner, performs legal services for us. Mr. Berman is the spouse of Candice L. Cheeseman, General Counsel and Secretary. Mr. Berman does not perform any legal services for us. SemGroup paid $0.4 million and $0.3 million in legal fees and related expenses to this law firm during the three months ended June 30, 2015 and 2014, respectively (of which $0.1 thousand and $27.0 thousand was paid by White Cliffs during the three months ended June 30, 2015 and 2014, respectively). SemGroup paid $0.7 million and $0.6 million in legal fees and related expenses to this law firm during the six months ended June 30, 2015 and 2014, respectively (of which $3.4 thousand and $81.0 thousand was paid by White Cliffs during the six months ended June 30, 2015 and 2014, respectively).

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

14.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS

Our Notes are guaranteed by certain of our subsidiaries as follows: SemGas, L.P., SemMaterials, L.P., SemGroup Europe Holding, L.L.C., SemOperating G.P., L.L.C., SemMexico, L.L.C., SemDevelopment, L.L.C., Rose Rock Midstream Holdings, LLC and Mid-America Midstream Gas Services, L.L.C. (collectively, the "Guarantors").
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
In February 2015, we contributed our interests in Wattenberg Holding, LLC and Glass Mountain Holding, LLC to Rose Rock (Note 2). As a result of this transaction, Wattenberg Holding, LLC and Glass Mountain Holding, LLC no longer guarantee our Notes. In June 2015, SemCanada, L.P. and SemCanada II, L.P. were released as Guarantors and no longer guarantee our Notes. Prior period comparative information has been recast to reflect Wattenberg Holding, LLC, Glass Mountain Holding, LLC, SemCanada, L.P. and SemCanada II, L.P. as non-guarantors.
Unaudited condensed consolidating financial statements for the Parent, the Guarantors and non-guarantors as of June 30, 2015 and December 31, 2014 and for the three months and six months ended June 30, 2015 and 2014 are presented on an equity method basis in the tables below (in thousands).
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

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

14.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Balance Sheets

	June 30, 2015
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$118,060	$—	$112,980	$(2,257)	$228,783
Restricted cash	—	—	34	—	34
Accounts receivable, net	641	24,165	325,125	—	349,931
Receivable from affiliates	1,545	2,372	17,732	(3,477)	18,172
Inventories	—	233	77,444	—	77,677
Other current assets	8,464	786	11,310	—	20,560
Total current assets	128,710	27,556	544,625	(5,734)	695,157
Property, plant and equipment, net	4,597	513,308	902,289	—	1,420,194
Equity method investments	1,464,091	397,479	426,058	(1,738,797)	548,831
Goodwill	—	13,052	44,971	—	58,023
Other intangible assets, net	23	148,283	19,383	—	167,689
Other noncurrent assets, net	33,488	2,965	23,042	—	59,495
Total assets	$1,630,909	$1,102,643	$1,960,368	$(1,744,531)	$2,949,389
LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$1,005	$13,846	$264,052	$—	$278,903
Payable to affiliates	11	15	22,491	(3,477)	19,040
Accrued liabilities	9,160	10,928	79,309	(4)	99,393
Deferred revenue	—	—	21,071	—	21,071
Other current liabilities	1,071	—	623	—	1,694
Current portion of long-term debt	—	—	44	—	44
Total current liabilities	11,247	24,789	387,590	(3,481)	420,145
Long-term debt	300,000	—	800,788	(56,449)	1,044,339
Deferred income taxes	143,978	—	47,193	—	191,171
Other noncurrent liabilities	2,387	—	19,712	—	22,099
Commitments and contingencies
Owners’ equity excluding noncontrolling interests in consolidated subsidiaries	1,173,297	1,077,854	606,747	(1,684,601)	1,173,297
Noncontrolling interests in consolidated subsidiaries	—	—	98,338	—	98,338
Total owners’ equity	1,173,297	1,077,854	705,085	(1,684,601)	1,271,635
Total liabilities and owners’ equity	$1,630,909	$1,102,643	$1,960,368	$(1,744,531)	$2,949,389

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

14.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	December 31, 2014
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$9,254	$—	$35,445	$(4,101)	$40,598
Restricted cash	3,856	—	3,124	—	6,980
Accounts receivable, net	9,669	32,056	309,609	—	351,334
Receivable from affiliates	2,512	6,624	15,659	(7,976)	16,819
Inventories	—	248	43,284	—	43,532
Other current assets	10,498	575	8,944	—	20,017
Total current assets	35,789	39,503	416,065	(12,077)	479,280
Property, plant and equipment, net	4,112	452,352	800,361	—	1,256,825
Equity method investments	1,551,825	348,115	415,673	(1,737,693)	577,920
Goodwill	—	13,052	45,274	—	58,326
Other intangible assets, net	26	152,383	20,656	—	173,065
Other noncurrent assets, net	24,555	958	18,873	—	44,386
Total assets	$1,616,307	$1,006,363	$1,716,902	$(1,749,770)	$2,589,802
LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$649	$22,097	$234,431	$—	$257,177
Payable to affiliates	21	7	21,406	(7,974)	13,460
Accrued liabilities	11,993	17,575	63,126	—	92,694
Payables to pre-petition creditors	3,129	—	—	—	3,129
Deferred revenue	—	—	23,688	—	23,688
Other current liabilities	224	707	543	—	1,474
Current portion of long-term debt	—	—	40	—	40
Total current liabilities	16,016	40,386	343,234	(7,974)	391,662
Long-term debt	335,000	—	490,946	(58,854)	767,092
Deferred income taxes	112,897	—	49,059	—	161,956
Other noncurrent liabilities	2,886	—	46,769	—	49,655
Commitments and contingencies
Owners’ equity excluding noncontrolling interests in consolidated subsidiaries	1,149,508	965,977	716,965	(1,682,942)	1,149,508
Noncontrolling interests in consolidated subsidiaries	—	—	69,929	—	69,929
Total owners’ equity	1,149,508	965,977	786,894	(1,682,942)	1,219,437
Total liabilities and owners’ equity	$1,616,307	$1,006,363	$1,716,902	$(1,749,770)	$2,589,802

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

14.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Statements of Operations

	Three Months Ended June 30, 2015
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$50,293	$244,886	$(6,443)	$288,736
Service	—	15,743	50,861	—	66,604
Other	—	—	21,886	—	21,886
Total revenues	—	66,036	317,633	(6,443)	377,226
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	35,632	214,969	(6,443)	244,158
Operating	—	8,822	51,978	—	60,800
General and administrative	4,626	2,642	15,649	—	22,917
Depreciation and amortization	329	7,255	17,090	—	24,674
Loss on disposal or impairment of long-lived assets, net	—	108	1,264	—	1,372
Total expenses	4,955	54,459	300,950	(6,443)	353,921
Earnings from equity method investments	28,583	15,048	17,683	(37,411)	23,903
Gain on issuance of common units by equity method investee	5,897	—	—	—	5,897
Operating income	29,525	26,625	34,366	(37,411)	53,105
Other expenses (income), net:
Interest expense	781	6,160	10,614	(733)	16,822
Foreign currency transaction gain	(5)	—	(290)	—	(295)
Other income, net	(7,401)	—	(50)	733	(6,718)
Total other expense (income), net	(6,625)	6,160	10,274	—	9,809
Income from continuing operations before income taxes	36,150	20,465	24,092	(37,411)	43,296
Income tax expense	12,853	—	2,008	—	14,861
Income from continuing operations	23,297	20,465	22,084	(37,411)	28,435
Loss from discontinued operations, net of income taxes	—	(1)	(1)	—	(2)
Net income	23,297	20,464	22,083	(37,411)	28,433
Less: net income attributable to noncontrolling interests	—	—	5,136	—	5,136
Net income attributable to SemGroup	$23,297	$20,464	$16,947	$(37,411)	$23,297
Net income	$23,297	$20,464	$22,083	$(37,411)	$28,433
Other comprehensive income (loss), net of income taxes	(2,346)	—	7,866	—	5,520
Comprehensive income	20,951	20,464	29,949	(37,411)	33,953
Less: comprehensive income attributable to noncontrolling interests	—	—	5,136	—	5,136
Comprehensive income attributable to SemGroup	$20,951	$20,464	$24,813	$(37,411)	$28,817

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

14.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Three Months Ended June 30, 2014
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$82,212	$330,549	$(9,775)	$402,986
Service	—	9,593	43,857	—	53,450
Other	—	—	25,788	—	25,788
Total revenues	—	91,805	400,194	(9,775)	482,224
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	67,306	310,996	(9,775)	368,527
Operating	—	8,041	51,383	—	59,424
General and administrative	4,985	2,250	14,615	—	21,850
Depreciation and amortization	417	7,114	14,531	—	22,062
Loss (gain) on disposal or impairment of long-lived assets, net	5,945	54,695	(41,325)	—	19,315
Total expenses	11,347	139,406	350,200	(9,775)	491,178
Earnings from equity method investments	10,493	49,289	10,136	(50,731)	19,187
Operating income (loss)	(854)	1,688	60,130	(50,731)	10,233
Other expenses (income), net:
Interest expense	3,093	2,013	6,086	(832)	10,360
Foreign currency transaction loss	—	—	167	—	167
Other expense, net	18,099	—	31	832	18,962
Total other expenses, net	21,192	2,013	6,284	—	29,489
Income (loss) from continuing operations before income taxes	(22,046)	(325)	53,846	(50,731)	(19,256)
Income tax benefit	(4,437)	—	(2,235)	—	(6,672)
Net income (loss)	(17,609)	(325)	56,081	(50,731)	(12,584)
Less: net income attributable to noncontrolling interests	—	—	5,025	—	5,025
Net income (loss) attributable to SemGroup	$(17,609)	$(325)	$51,056	$(50,731)	$(17,609)
Net income (loss)	$(17,609)	$(325)	$56,081	$(50,731)	$(12,584)
Other comprehensive income (loss), net of income taxes	(1,680)	—	8,365	—	6,685
Comprehensive income (loss)	(19,289)	(325)	64,446	(50,731)	(5,899)
Less: comprehensive income attributable to noncontrolling interests	—	—	5,025	—	5,025
Comprehensive income (loss) attributable to SemGroup	$(19,289)	$(325)	$59,421	$(50,731)	$(10,924)

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

14.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Six Months Ended June 30, 2015
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$101,346	$419,938	$(12,417)	$508,867
Service	—	30,202	98,279	—	128,481
Other	—	—	38,188	—	38,188
Total revenues	—	131,548	556,405	(12,417)	675,536
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	76,300	372,347	(12,417)	436,230
Operating	—	16,936	96,954	—	113,890
General and administrative	22,228	4,706	28,293	—	55,227
Depreciation and amortization	623	14,288	33,497	—	48,408
Loss on disposal of long-lived assets, net	—	107	2,323	—	2,430
Total expenses	22,851	112,337	533,414	(12,417)	656,185
Earnings from equity method investments	43,388	27,576	38,547	(65,049)	44,462
Gain on issuance of common units by equity method investee	5,897	—	—	—	5,897
Operating income	26,434	46,787	61,538	(65,049)	69,710
Other expenses (income), net:
Interest expense	2,203	11,651	19,058	(1,499)	31,413
Foreign currency transaction gain	(5)	—	(809)	—	(814)
Other income, net	(16,087)	—	(115)	1,499	(14,703)
Total other expense (income), net	(13,889)	11,651	18,134	—	15,896
Income from continuing operations before income taxes	40,323	35,136	43,404	(65,049)	53,814
Income tax expense	15,560	—	4,043	—	19,603
Income from continuing operations	24,763	35,136	39,361	(65,049)	34,211
Loss from discontinued operations, net of income taxes	—	(1)	(1)	—	(2)
Net income	24,763	35,135	39,360	(65,049)	34,209
Less: net income attributable to noncontrolling interests	—	—	9,446	—	9,446
Net income attributable to SemGroup	$24,763	$35,135	$29,914	$(65,049)	$24,763
Net income	$24,763	$35,135	$39,360	$(65,049)	$34,209
Other comprehensive income (loss), net of income taxes	6,300	—	(9,840)	—	(3,540)
Comprehensive income	31,063	35,135	29,520	(65,049)	30,669
Less: comprehensive income attributable to noncontrolling interests	—	—	9,446	—	9,446
Comprehensive income attributable to SemGroup	$31,063	$35,135	$20,074	$(65,049)	$21,223

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

14.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Six Months Ended June 30, 2014
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$180,337	$669,346	$(19,667)	$830,016
Service	—	10,812	91,145	—	101,957
Other	—	—	49,134	—	49,134
Total revenues	—	191,149	809,625	(19,667)	981,107
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	144,840	628,467	(19,667)	753,640
Operating	—	15,096	95,106	—	110,202
General and administrative	9,518	4,301	26,767	—	40,586
Depreciation and amortization	852	11,930	32,917	—	45,699
Loss (gain) on disposal of long-lived assets, net	5,945	54,705	(41,393)	—	19,257
Total expenses	16,315	230,872	741,864	(19,667)	969,384
Earnings from equity method investments	31,319	59,779	17,832	(74,781)	34,149
Gain on issuance of common units by equity method investee	8,127	—	—	—	8,127
Operating income	23,131	20,056	85,593	(74,781)	53,999
Other expenses (income), net:
Interest expense	5,583	4,397	11,256	(1,649)	19,587
Foreign currency transaction gain	—	—	(516)	—	(516)
Other expense (income), net	16,301	—	(35)	1,649	17,915
Total other expenses, net	21,884	4,397	10,705	—	36,986
Income from continuing operations before income taxes	1,247	15,659	74,888	(74,781)	17,013
Income tax expense	5,343	—	4,511	—	9,854
Income (loss) from continuing operations	(4,096)	15,659	70,377	(74,781)	7,159
Loss from discontinued operations, net of income taxes	—	—	(5)	—	(5)
Net income (loss)	(4,096)	15,659	70,372	(74,781)	7,154
Less: net income attributable to noncontrolling interests	—	—	11,250	—	11,250
Net income (loss) attributable to SemGroup	$(4,096)	$15,659	$59,122	$(74,781)	$(4,096)
Net income (loss)	(4,096)	15,659	70,372	(74,781)	7,154
Other comprehensive income (loss), net of income taxes	(2,426)	—	6,139	—	3,713
Comprehensive income (loss)	(6,522)	15,659	76,511	(74,781)	10,867
Less: comprehensive income attributable to noncontrolling interests	—	—	11,250	—	11,250
Comprehensive income (loss) attributable to SemGroup	$(6,522)	$15,659	$65,261	$(74,781)	$(383)

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

14.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Statements of Cash Flows

	Six Months Ended June 30, 2015
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$19,092	$18,222	$55,462	$(19,819)	$72,957
Cash flows from investing activities:
Capital expenditures	(1,105)	(73,195)	(162,656)	—	(236,956)
Proceeds from sale of long-lived assets	—	20	210	—	230
Proceeds from the sale of Wattenberg Holding, LLC and Glass Mountain Holding, LLC to Rose Rock Midstream L.P.	251,181	—	—	(251,181)	—
Contributions to equity method investments	—	—	(23,461)	—	(23,461)
Proceeds from sale of common units of equity method investee	56,318	—	—	—	56,318
Distributions in excess of equity in earnings of affiliates	11,676	—	13,077	(11,676)	13,077
Net cash provided by (used in) investing activities	318,070	(73,175)	(172,830)	(262,857)	(190,792)
Cash flows from financing activities:
Debt issuance costs	(601)	—	(5,688)	—	(6,289)
Borrowings on credit facilities	126,000	—	676,208	—	802,208
Principal payments on credit facilities and other obligations	(161,000)	—	(364,024)	—	(525,024)
Proceeds from issuance of Rose Rock Midstream, L.P. common units, net of offering costs	—	—	89,119	—	89,119
Distributions to noncontrolling interests	—	—	(19,261)	—	(19,261)
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(4,254)	—	—	—	(4,254)
Dividends paid	(31,478)	—	—	—	(31,478)
Proceeds from issuance of common stock under employee stock purchase plan	609	—	—	—	609
Intercompany borrowings (advances), net	(157,632)	54,953	(181,841)	284,520	—
Net cash provided by (used in) financing activities	(228,356)	54,953	194,513	284,520	305,630
Effect of exchange rate changes on cash and cash equivalents	—	—	390	—	390
Change in cash and cash equivalents	108,806	—	77,535	1,844	188,185
Cash and cash equivalents at beginning of period	9,254	—	35,445	(4,101)	40,598
Cash and cash equivalents at end of period	$118,060	$—	$112,980	$(2,257)	$228,783

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

14.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Six Months Ended June 30, 2014
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$5,730	$29,829	$31,708	$(11,718)	$55,549
Cash flows from investing activities:
Capital expenditures	(734)	(79,013)	(47,921)	—	(127,668)
Proceeds from sale of long-lived assets	—	2,361	1,659	—	4,020
Contributions to equity method investments	—	—	(67,977)	—	(67,977)
Proceeds from the sale of interest in SemCrude Pipeline, L.L.C. to Rose Rock Midstream L.P.	114,412	—	—	(114,412)	—
Payments to acquire businesses	—	(514)	(43,994)	—	(44,508)
Distributions in excess of equity in earnings of affiliates	1,254	—	5,400	(1,254)	5,400
Net cash provided by (used in) investing activities	114,932	(77,166)	(152,833)	(115,666)	(230,733)
Cash flows from financing activities:
Debt issuance costs	(93)	—	(62)	—	(155)
Borrowings on credit facilities	233,500	—	300,330	—	533,830
Principal payments on credit facilities and other obligations	(238,000)	—	(93,518)	—	(331,518)
Distributions to noncontrolling interests	—	—	(13,209)	—	(13,209)
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(719)	—	—	—	(719)
Dividends paid	(19,628)	—	—	—	(19,628)
Proceeds from issuance of common stock under employee stock purchase plan	88	—	—	—	88
Excess tax benefit from equity-based awards	1,650	—	—	—	1,650
Intercompany borrowing (advances), net	(93,180)	47,337	(80,018)	125,861	—
Net cash provided by (used in) financing activities	(116,382)	47,337	113,523	125,861	170,339
Effect of exchange rate changes on cash and cash equivalents	—	—	832	—	832
Change in cash and cash equivalents	4,280	—	(6,770)	(1,523)	(4,013)
Cash and cash equivalents at beginning of period	2,545	—	78,342	(1,536)	79,351
Cash and cash equivalents at end of period	$6,825	$—	$71,572	$(3,059)	$75,338

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
Our assets at June 30, 2015 included:

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

◦
a twenty-lane crude oil truck unloading facility with 330,000 barrels of associated storage capacity in Platteville, Colorado which connects to the origination point of the White Cliffs Pipeline. An additional ten bays and 5,000 barrels of storage are currently under construction;

◦
a 75-mile, 12-inch diameter crude oil gathering pipeline system (the Wattenberg Oil Trunkline) that transports crude oil from production facilities in the DJ Basin to the White Cliffs Pipeline. It has a capacity of approximately 85,000 barrels per day as well as 210,000 barrels of operational storage and an additional 150,000 barrels of storage currently under construction;

◦	an 16-mile crude oil pipeline that connects our Platteville, Colorado crude oil terminal to the Tampa, Colorado crude oil market; and

◦	a crude oil trucking fleet of approximately 270 transport trucks and 275 trailers;

•	4.7 million common units of NGL Energy Partners LP ("NGL Energy") and an 11.78% interest in NGL Energy Holdings LLC, the general partner of NGL Energy;

•	approximately 1,900 miles of natural gas and NGL transportation, gathering and distribution pipelines in Kansas, Oklahoma, Texas and Alberta, Canada;

•	8.7 million barrels of multi-product storage capacity located in the U.K.;

•	14 asphalt cement terminals and modification facilities, one toll manufacturing facility and one portable rail unloading facility in Mexico;

•	majority interest in four natural gas processing plants in Alberta, Canada, with combined operating capacity of 695 million cubic feet per day; and

•	four natural gas processing plants in the U.S., with 400 million cubic feet per day of capacity.

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

Results of Operations
Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Revenue	$377,226	$482,224	$675,536	$981,107
Expenses
Costs of products sold, exclusive of depreciation and amortization shown below	244,158	368,527	436,230	753,640
Operating	60,800	59,424	113,890	110,202
General and administrative	22,917	21,850	55,227	40,586
Depreciation and amortization	24,674	22,062	48,408	45,699
Loss on disposal or impairment of long-lived assets, net	1,372	19,315	2,430	19,257
Total expenses	353,921	491,178	656,185	969,384
Earnings from equity method investments	23,903	19,187	44,462	34,149
Gain on issuance of common units by equity method investee	5,897	—	5,897	8,127
Operating income	53,105	10,233	69,710	53,999
Other expenses (income), net:
Interest expense	16,822	10,360	31,413	19,587
Foreign currency transaction loss (gain)	(295)	167	(814)	(516)
Other expense (income), net	(6,718)	18,962	(14,703)	17,915
Total other expenses, net	9,809	29,489	15,896	36,986
Income (loss) from continuing operations before income taxes	43,296	(19,256)	53,814	17,013
Income tax expense (benefit)	14,861	(6,672)	19,603	9,854
Income (loss) from continuing operations	28,435	(12,584)	34,211	7,159
Loss from discontinued operations, net of income taxes	(2)	—	(2)	(5)
Net income (loss)	$28,433	$(12,584)	$34,209	$7,154
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
Interest expense
Interest expense increased in the three months ended June 30, 2015 to $16.8 million from $10.4 million in the three months ended June 30, 2014. Interest expense increased in the six months ended June 30, 2015 to $31.4 million from $19.6 million in the six months ended June 30, 2014. In both cases, the increase is primarily the result of $400 million of 5.625% senior unsecured notes issued on July 2, 2014 and the issuance of $350 million of 5.625% senior unsecured notes on May 14, 2015 by Rose Rock.

Other expense (income), net
Other income was $6.7 million for the three months ended June 30, 2015, compared to other expense of $19.0 million for the same period in 2014. Other income was $14.7 million for the six months ended June 30, 2015, compared to other expense of $17.9 million for the same period in 2014. The increases are primarily due to net gains of $6.6 million and $14.5 million, respectively, on the sale of NGL Energy common units and the fact that losses related to outstanding warrants in 2014 did not reoccur in 2015 because the warrants expired on November 30, 2014.
Income tax expense (benefit)
The effective tax rate was 34% and 35% for the three months ended June 30, 2015 and 2014, respectively and 36% and 58% for the six months ended June 30, 2015 and 2014, respectively. The rate for the six months ended June 30, 2014 is impacted by $3.1 million Canadian withholding tax paid on remittances to the U.S. Significant items that impacted the effective tax rate for each period, as compared to the U.S. federal statutory rate of 35%, include earnings in foreign jurisdictions taxed at lower rates and a non-controlling interest in Rose Rock for which taxes are not provided. Further, the foreign earnings are taxed in foreign jurisdictions as well as in the U.S., since they are disregarded entities for U.S. federal income tax purposes.

Results of Operations by Reporting Segment
Crude

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Revenue	$223,303	$292,156	$364,971	$584,670
Expenses
Costs of products sold, exclusive of depreciation and amortization shown below	173,133	255,745	278,278	510,282
Operating	23,955	17,689	45,117	32,828
General and administrative	6,332	6,438	11,954	10,380
Depreciation and amortization	10,608	7,276	20,751	18,758
Loss (gain) on disposal of long-lived assets, net	(79)	(27)	73	(61)
Total expenses	213,949	287,121	356,173	572,187
Earnings from equity method investments	17,683	14,219	38,547	25,590
Operating income	$27,037	$19,254	$47,345	$38,073
Three months ended June 30, 2015 versus three months ended June 30, 2014
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

	Three Months Ended June 30,
(in thousands)	2015	2014
Reconciliation of operating income to Adjusted gross margin:
Operating income	$27,037	$19,254
Add:
Operating expense	23,955	17,689
General and administrative expense	6,332	6,438
Depreciation and amortization expense	10,608	7,276
Loss (gain) on disposal of long-lived assets, net	(79)	(27)
Less:
Unrealized gain (loss) on derivatives	1,415	851
Earnings from equity method investment	17,683	14,219
Adjusted gross margin	$48,755	$35,560
The following table shows the Adjusted gross margin generated by our fee-based services, our fixed-margin transactions and our marketing activities for the three months ended June 30, 2015 and 2014 (in thousands):

Three Months Ended June 30, 2015	Storage	Transportation		Marketing Activities	Other (2)	Total
Revenues	$7,698	$22,426		$189,475	$3,704	$223,303
Less: Costs of products sold, exclusive of depreciation and amortization	—	—		173,133	—	173,133
Less: Unrealized gain (loss) on derivatives	—	—		1,415	—	1,415
Adjusted gross margin	$7,698	$22,426	(1)	$14,927	$3,704	$48,755

(1)
Transportation Adjusted gross margin is comprised of $4.3 million, $14.0 million and $4.1 million, related to pipeline transportation (fixed-fee), trucking (fixed-fee) and buy/sells (fixed margin), respectively.

(2)	This category includes fee-based services such as unloading and ancillary storage terminal services.

Three Months Ended June 30, 2014	Storage	Transportation		Marketing Activities	Other (2)	Total
Revenues	$7,756	$17,805		$263,738	$2,857	$292,156
Less: Costs of products sold, exclusive of depreciation and amortization	—	—		255,745	—	255,745
Less: Unrealized gain (loss) on derivatives	—	—		851	—	851
Adjusted gross margin	$7,756	$17,805	(1)	$7,142	$2,857	$35,560

(1)
Transportation Adjusted gross margin is comprised of $3.0 million, $11.4 million and $3.4 million, related to pipeline transportation (fixed-fee), trucking (fixed-fee) and buy/sells (fixed margin), respectively.

(2)	This category includes fee-based services such as unloading and ancillary storage terminal services.

Adjusted gross margin increased in the three months ended June 30, 2015, to $48.8 million from $35.6 million in the three months ended June 30, 2014, due to:

•
an increase in marketing volume of approximately 5.5 million barrels in the three months ended June 30, 2015, over the same period in 2014, partially offset by a lower spread between the acquisition and sale price for volumes of crude oil sold, as the excess of our average sales price per barrel over our average acquisition cost per barrel decreased to approximately $1.65 for the three months ended June 30, 2015, from approximately $2.00 for the three months ended June 30, 2014. This resulted in a $7.8 million increase in Adjusted gross margin during the three months ended June 30, 2015, compared to the same period in 2014. The increase in volume was primarily due to crude oil blending and transactions related to contango market conditions;

•
additional truck transportation volumes of 3.3 million barrels generating an additional $2.6 million in Adjusted gross margin, reflecting the acquisition of trucking operations in June 2014. Related trucking costs are included in operating expense described below;

•
an increase in pipeline transportation and buy/sell volumes of approximately 2.3 million barrels, resulting in a $2.0 million increase in Adjusted gross margin during the three months ended June 30, 2015, compared to the same period in 2014;

•	an increase in pumpover activity at Cushing, resulting in a $0.6 million increase in Adjusted gross margin during the three months ended June 30, 2015, compared to the same period in 2014;

•
an increase in unloading volumes from our Platteville operations contributed an additional $0.2 million Adjusted gross margin, during the three months ended June 30, 2015, compared to the same period in 2014;

•
the additional 0.1 million barrels of storage capacity located at our Platteville, Colorado truck unloading facility contributed an additional $0.2 million Adjusted gross margin during the three months ended June 30, 2015 compared to the same period in 2014; and

•
although total Cushing storage capacity remained constant compared to the same period of the prior year, we reduced our leased storage capacity by 0.6 million barrels as we redeployed three tanks for our marketing activities. The reduction in leased storage resulted in a $0.2 million decrease to Adjusted gross margin during the three months ended June 30, 2015 compared to the same period in 2014.

Operating expense
Operating expense increased to $24.0 million in the three months ended June 30, 2015, from $17.7 million for the three months ended June 30, 2014. Approximately $6.1 million of the increase ($17.2 million compared to $11.1 million) is attributable to the crude oil trucking fleet. In addition, there were increases in field expense, employee expense, outside services and other expense of $0.3 million, $0.1 million, $0.1 million and $0.1 million, respectively. These increases were partially offset by a reduction in maintenance and repair expense of $0.4 million.
General and administrative
General and administrative expense remained relatively constant at $6.3 million in the three months ended June 30, 2015, compared to $6.4 million in the three months ended June 30, 2014.
Depreciation and amortization expense
Depreciation and amortization expense increased to $10.6 million in the three months ended June 30, 2015, from $7.3 million in the three months ended June 30, 2014. Approximately $1.9 million of the increase in depreciation expense is due to the 2014 revision of the estimated useful life relating to a section of the Kansas and Oklahoma pipeline system. An additional $2.0 million in depreciation expense is due to project completions and the acquisition of trucking operations in June 2014. Amortization expense related to contracts acquired as part of the crude oil trucking fleet acquisitions in 2013 and 2014 decreased by $0.6 million.
Earnings from equity method investments
Crude’s earnings from equity method investments increased in the three months ended June 30, 2015, to $17.7 million from $14.2 million in the three months ended June 30, 2014. This increase is primarily due to increased earnings from White Cliffs of approximately $3.3 million due to the commissioning of White Cliff's second line in August 2014. In addition, earnings from Glass Mountain increased by approximately $0.2 million.
Six months ended June 30, 2015 versus six months ended June 30, 2014
The following table presents a reconciliation of operating income to Adjusted gross margin, the most directly comparable GAAP financial measure for each of the periods indicated.

	Six Months Ended June 30,
(in thousands)	2015	2014
Reconciliation of operating income to Adjusted gross margin:
Operating income	47,345	38,073
Add:
Operating expense	45,117	32,828
General and administrative expense	11,954	10,380
Depreciation and amortization expense	20,751	18,758
Loss (gain) on disposal of long-lived assets, net	73	(61)
Less:
Unrealized gain (loss) on derivatives	(1,230)	245
Earnings from equity method investment	38,547	25,590
Adjusted gross margin	$87,923	$74,143
The following table shows the Adjusted gross margin generated by our fee-based services, our fixed-margin transactions and our marketing activities for the six months ended June 30, 2015 and 2014 (in thousands):

Six Months Ended June 30, 2015	Storage	Transportation		Marketing Activities	Other (2)	Total
Revenues	$15,296	$42,753		$299,411	$7,511	$364,971
Less: Costs of products sold, exclusive of depreciation and amortization	—	—		278,278	—	278,278
Less: Unrealized gain (loss) on derivatives	—	—		(1,230)	—	(1,230)
Adjusted gross margin	$15,296	$42,753	(1)	$22,363	$7,511	$87,923

(1)
Transportation Adjusted gross margin is comprised of $8.5 million, $26.6 million and $7.7 million, related to pipeline transportation (fixed-fee), trucking (fixed-fee) and buy/sells (fixed margin), respectively.

(2)	This category includes fee-based services such as unloading and ancillary storage terminal services.

(3)	Costs of products sold includes a $1.2 million lower of cost or market inventory adjustment.

Six Months Ended June 30, 2014	Storage	Transportation		Marketing Activities	Other (2)	Total
Revenues	$16,236	$36,110		$526,198	$6,126	$584,670
Less: Costs of products sold, exclusive of depreciation and amortization	—	—		510,282	—	510,282
Less: Unrealized gain (loss) on derivatives	—	—		245	—	245
Adjusted gross margin	$16,236	$36,110	(1)	$15,671	$6,126	$74,143

(1)
Transportation Adjusted gross margin is comprised of $6.0 million, $22.9 million and $7.2 million, related to pipeline transportation (fixed-fee), trucking (fixed-fee) and buy/sells (fixed margin), respectively.

(2)	This category includes fee-based services such as unloading and ancillary storage terminal services.

Adjusted gross margin increased in the six months ended June 30, 2015, to $87.9 million from $74.1 million in the six months ended June 30, 2014, due to:

•
an increase in marketing volume of approximately 8.0 million barrels in the six months ended June 30, 2015, over the same period in 2014, partially offset by a lower spread between the acquisition and sale price for volumes of crude oil sold, as the excess of our average sales price per barrel over our average acquisition cost per barrel decreased to approximately $1.40 for the six months ended June 30, 2015, from approximately $1.95 for the six months ended June 30, 2014. This resulted in a $6.7 million increase in Adjusted gross margin during the six months ended June 30, 2015, compared to the same period in 2014. The increase in volume was primarily due to crude oil blending and transactions related to contango market conditions;

•
additional truck transportation volumes of 5.6 million barrels generating an additional $3.7 million in Adjusted gross margin, reflecting the acquisition of trucking operations in June 2014. Related trucking costs are included in operating expense described below;

•
an increase in pipeline transportation and buy/sell volumes of approximately 3.9 million barrels, resulting in a $3.0 million increase in Adjusted gross margin during the six months ended June 30, 2015, compared to the same period in 2014;

•	an increase in pumpover activity at Cushing, resulting in a $0.9 million increase in Adjusted gross margin during the six months ended June 30, 2015, compared to the same period in 2014;

•
an increase in unloading volumes from our Platteville operations contributed an additional $0.5 million Adjusted gross margin, during the three months ended June 30, 2015, compared to the same period in 2014;

•
the additional 0.1 million barrels of storage capacity located at our Platteville, Colorado truck unloading facility contributed an additional $0.2 million Adjusted gross margin during the six months ended June 30, 2015 compared to the same period in 2014; and

•
although total Cushing storage capacity remained constant compared to the same period of the prior year, we reduced our leased storage capacity by 0.6 million barrels as we redeployed three tanks for our marketing activities. The reduction in leased storage combined with a $0.01 decrease in the average lease rate per barrel, resulted in a $1.1 million decrease to Adjusted gross margin during the six months ended June 30, 2015 compared to the same period in 2014.

Operating expense
Operating expense increased to $45.1 million in the six months ended June 30, 2015, from $32.8 million for the six months ended June 30, 2014. Approximately $10.6 million of the increase ($32.1 million compared to $21.5 million) is attributable to the crude oil trucking fleet. In addition, there were increases in employee expense, outside services, office expense and other expense of $1.2 million, $0.5 million, $0.4 million and $0.1 million, respectively. These increases were partially offset by reductions in maintenance and repair and overhead expense allocation of $0.3 million and $0.2 million, respectively.
General and administrative
General and administrative expense increased to $12.0 million in the six months ended June 30, 2015, from $10.4 million in the six months ended June 30, 2014. This increase is due to additional overhead allocation, outside services and insurance and taxes of $1.0 million, $0.8 million and $0.5 million, respectively. These increases were partially offset by reductions in employee expense and other expense of $0.6 million and $0.1 million, respectively.
Depreciation and amortization expense
Depreciation and amortization expense increased to $20.8 million in the six months ended June 30, 2015, from $18.8 million in the six months ended June 30, 2014. A $0.5 million decrease in depreciation expense is due to the 2014 revisions of the estimated useful life relating to a section of the Kansas and Oklahoma pipeline system, offset by an additional $3.7 million in depreciation expense due to project completions and the acquisition of the crude oil trucking fleet. Amortization expense relating to contracts acquired as part of the crude oil trucking fleet acquisitions in 2013 and 2014 decreased by $1.2 million.
Earnings from equity method investments
Crude’s earnings from equity method investments increased in the six months ended June 30, 2015, to $38.5 million from $25.6 million in the six months ended June 30, 2014. This increase is primarily due to increased earnings of approximately $11.3 million from White Cliffs due to the commissioning of White Cliff's second line in August 2014. In addition, earnings from Glass Mountain increased by approximately $1.7 million.

SemStream
On November 1, 2011, we contributed the primary operating assets of our SemStream segment to NGL Energy in exchange for a limited partnership interest and a general partnership interest in NGL Energy and cash. The results of operations shown below reflect corporate overhead allocations, minor adjustments and the earnings from our equity method investment in NGL Energy. We include our share of NGL Energy's earnings on a one quarter lag because we do not receive their financial statements in sufficient time to apply the equity method to the current period. Our limited partnership interest can be diluted as a result of NGL Energy's public equity offerings. Accordingly, we recorded a non-cash gain of $5.9 million in the three months and six months ended June 30, 2015 and $8.1 million in the three months ended June 30, 2014.
For additional information about NGL Energy's results, see the NGL Energy periodic reports filed with the SEC.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Revenue	$—	$—	$—	$—
Expenses
Costs of products sold, exclusive of depreciation and amortization shown below	—	—	—	—
Operating	—	—	—	—
General and administrative	12	(52)	15	61
Depreciation and amortization	—	—	—	—
Loss on disposal of long-lived assets, net	—	—	—	—
Total expenses	12	(52)	15	61
Earnings from equity method investments	6,220	4,968	5,915	8,559
Gain on issuance of common units by equity method investee	5,897	—	5,897	8,127
Operating income	$12,105	$5,020	$11,797	$16,625

SemLogistics

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Revenue	$6,279	$3,981	$11,431	$8,771
Expenses
Costs of products sold, exclusive of depreciation and amortization shown below	—	265	—	615
Operating	2,041	1,940	4,655	4,020
General and administrative	2,246	1,529	3,923	2,951
Depreciation and amortization	2,154	2,555	4,194	5,050
Gain on disposal of long-lived assets, net	—	(3,634)	—	(3,634)
Total expenses	6,441	2,655	12,772	9,002
Operating income (loss)	$(162)	$1,326	$(1,341)	$(231)
Three months ended June 30, 2015 versus three months ended June 30, 2014
Crude oil prices fell sharply in the second half of 2014 and while prices have since increased, there is still some contango in the market (i.e., prices for future deliveries are higher than current prices), which has stimulated demand for storage. To meet this demand, we are refurbishing a number of tanks which are out of service and expect to have 1.2 million barrels of additional storage available by the fourth quarter of 2015. In addition, we believe that geographical imbalances between the production and consumption of crude oil and related refined products will require physical transportation and, as a result, bulk liquid storage will play a key role in the supply chain. This creates a demand for storage which is independent of current crude oil prices, forward price curves and the entire speculative trading environment.

Revenue
Revenue in the three months ended June 30, 2015 increased to $6.3 million from $4.0 million for the three months ended June 30, 2014. This increase is due primarily to increased storage volume, storage rates and throughput volume which contributed $1.5 million, $1.0 million and $0.7 million, respectively. These increases were offset, in part, by $0.7 million due to changes in foreign currency exchange rates.
Gain on disposal of long-lived assets, net
Gain on disposal of long-lived assets decreased $3.6 million in the three months ended June 30, 2015 compared to the three months ended June 30, 2014. In the three months ended June 30, 2014, a gain of $3.6 million was recorded as a result of the write off of intercompany indebtedness eliminated in consolidation. No similar write-off was recorded in the three months ended June 30, 2015.
General
In every other category of expense, the amounts for the second quarter of 2015 are roughly equivalent to those of the second quarter of 2014.
Six months ended June 30, 2015 versus six months ended June 30, 2014
Revenue
Revenue in the six months ended June 30, 2015 increased to $11.4 million from $8.8 million for the six months ended June 30, 2014. This increase is due to increased storage volume, storage rates and throughput volume which contributed incremental revenue of $2.1 million, $1.4 million and $0.9 million, respectively. These increases were offset, in part, by $1.2 million due to changes in foreign currency exchange rates. In addition, product sales of $0.7 million in 2014 did not reoccur in 2015.
General and administrative
General and administrative expense increased in the six months ended June 30, 2015 to $3.9 million from $3.0 million in the six months ended June 30, 2014. This increase is due primarily to an increase in employer compensation expense.
Depreciation and amortization
Depreciation and amortization expense decreased in the six months ended June 30, 2015 to $4.2 million from $5.1 million in the six months ended June 30, 2014. This decrease is due primarily to certain assets reaching the end of their depreciable lives in December 2014.
Gain on disposal of long-lived assets, net
Gain on disposal of long-lived assets decreased $3.6 million in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. In the six months ended June 30, 2014, a gain of $3.6 million was recorded as a result of the write off of intercompany indebtedness eliminated in consolidation. No similar write-off was recorded in the six months ended June 30, 2015.
General
In every other category of expense, the amounts for the six months ended June 30, 2015 are roughly equivalent to those of the six months ended June 30, 2014.

SemCAMS

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Revenue	$35,915	$39,954	$65,639	$79,237
Expenses
Costs of products sold, exclusive of depreciation and amortization shown below	76	71	208	138
Operating	23,665	28,836	41,996	52,502
General and administrative	4,193	3,574	7,569	7,554
Depreciation and amortization	3,187	3,079	6,253	5,908
Gain on disposal of long-lived assets, net	—	(915)	—	(915)
Total expenses	31,121	34,645	56,026	65,187
Operating income	$4,794	$5,309	$9,613	$14,050
Three months ended June 30, 2015 versus three months ended June 30, 2014
Revenue
Revenue in the three months ended June 30, 2015 decreased to $35.9 million from $40.0 million for the three months ended June 30, 2014. This decrease is primarily due to lower operating costs recoveries and lower overhead recoveries of $1.4 million and $0.9 million, respectively. This decrease was offset, in part, by higher maintenance capital recovery of $1.8 million and $1.3 million from higher volumes processed. Foreign exchange changes reduced revenue by $4.6 million.
Operating Expense
Operating expense decreased in the three months ended June 30, 2015 to $23.7 million from $28.8 million for the three months ended June 30, 2014. This decrease is primarily due to foreign exchange gains of $3.0 million and lower costs for contract labor of $2.1 million.
General
In every other category of expense, the amounts for the three months ended June 30, 2015 are roughly equivalent to those of the three months ended June 30, 2014.
Six months ended June 30, 2015 versus six months ended June 30, 2014
Revenue
Revenue in the six months ended June 30, 2015 decreased to $65.6 million from $79.2 million for the six months ended June 30, 2014. This decrease is primarily due to lower operating cost recoveries and lower overhead recoveries of $6.0 million and $1.2 million, respectively. This decrease was offset, in part, by higher maintenance capital recovery of $1.4 million and $0.8 in higher fees. Foreign exchange changes reduced revenue by $8.2 million.
Operating Expense
Operating expense decreased in the six months ended June 30, 2015 to $42.0 million from $52.5 million for the six months ended June 30, 2014. This decrease is primarily due to lower costs for contract labor, materials and power of $2.7 million, $1.6 million and $1.2 million, respectively. Foreign exchange changes additionally reduced operating expense by $5.3 million.
General
In every other category of expense, the amounts for the six months ended June 30, 2015 are roughly equivalent to those of the six months ended June 30, 2014.

SemMexico

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Revenue	$51,459	$62,971	$112,949	$134,581
Expenses
Costs of products sold, exclusive of depreciation and amortization shown below	41,240	54,007	92,747	115,476
Operating	2,340	2,947	5,277	5,396
General and administrative	2,823	3,112	4,765	5,863
Depreciation and amortization	1,037	1,456	2,090	2,883
Gain on disposal of long-lived assets, net	—	—	(19)	(28)
Total expenses	47,440	61,522	104,860	129,590
Operating income	$4,019	$1,449	$8,089	$4,991
Three months ended June 30, 2015 versus three months ended June 30, 2014
Revenue
Revenue decreased in the three months ended June 30, 2015 to $51.5 million from $63.0 million in the three months ended June 30, 2014. This decrease is primarily due to a decrease in the average sales price to $596 per metric ton in the three months ended June 30, 2015, from $717 per metric ton for the same period in 2014. This decrease is due to the change in the foreign currency exchange rates between periods. The average sales price in Mexican pesos did not change significantly between periods. In addition, the sales volume decreased to 85,037 metric tons in the three months ended June 30, 2015 from 86,515 metric tons in the same period in 2014.
Costs of products sold
Costs of products sold decreased in the three months ended June 30, 2015 to $41.2 million from $54.0 million in the three months ended June 30, 2014. In addition to the decrease in volumes sold, the costs of products sold on a per unit basis also decreased to $485 per metric ton in the three months ended June 30, 2015, from $624 per metric ton for the same period in 2014. This decrease results from the change in the foreign currency exchange rates between periods, as well as an 8% decrease in the cost of asphalt imported into Mexico from the U.S. (measured in Mexican pesos).
General
In every other category of expense, the amounts for the three months ended June 30, 2015 are roughly equivalent to those of the three months ended June 30, 2014.
Six months ended June 30, 2015 versus six months ended June 30, 2014
Revenue
Revenue decreased in the six months ended June 30, 2015 to $112.9 million from $134.6 million in the six months ended June 30, 2014. This decrease is primarily due to a decrease in the average sales price to $632 per metric ton for the six months ended June 30, 2015, from $702 per metric ton for the same period in 2014. This decrease is due primarily to the change in foreign currency exchange rates between periods. The average sales price increased 4% between periods in Mexican pesos. In addition, the sales volume decreased to 176,383 metric tons in the six months ended June 30, 2015 from 189,601 metric tons in the same period in 2014.
Costs of products sold
Costs of products sold decreased in the six months ended June 30, 2015 to $92.7 million from $115.5 million in the six months ended June 30, 2014. The decrease is due primarily to the change in foreign currency exchange rates between periods.
General and administrative
General and administrative expense decreased in the six months ended June 30, 2015 to $4.8 million from $5.9 million in the six months ended June 30, 2014. The decrease is primarily due to lower employee compensation expense and lower foreign currency exchange expense in the six months ended June 30, 2015 compared to the prior period.

General
In every other category of expense, the amounts for the six months ended June 30, 2015 are roughly equivalent to those of the six months ended June 30, 2014.

SemGas

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Revenue	$66,721	$92,954	$132,978	$193,532
Expenses
Costs of products sold, exclusive of depreciation and amortization shown below	36,160	68,231	77,429	146,813
Operating	8,799	8,012	16,845	15,456
General and administrative	2,641	2,240	4,704	4,212
Depreciation and amortization	7,359	7,279	14,497	12,248
Loss on disposal of long-lived assets, net	1,450	20,100	1,449	20,104
Total expenses	56,409	105,862	114,924	198,833
Operating income (loss)	$10,312	$(12,908)	$18,054	$(5,301)
Three months ended June 30, 2015 versus three months ended June 30, 2014
Revenue
Revenue decreased in the three months ended June 30, 2015 to $66.7 million from $93.0 million for the three months ended June 30, 2014. This decrease is the result of lower prices, offset by higher volume (37,305 MMcf versus 26,139 MMcf) and increased gathering and processing fees ($15.7 million versus $9.6 million). The decrease in revenue was affected by a lower average natural gas NYMEX price of $2.64/mmbtu versus $4.66/mmbtu and a lower average NGL basket price of $0.55/gallon versus $0.93/gallon for the same period in 2014. The increase in volume is primarily a result of increased drilling and production in the area served by our gas plants in Northern Oklahoma.
Costs of products sold
Costs of products sold decreased in the three months ended June 30, 2015 to $36.2 million from $68.2 million in the three months ended June 30, 2014. This decrease is primarily related to lower prices, offset by increased volumes as described above.
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
The following table shows the Adjusted gross margin generated in the three months ended June 30, 2015 and 2014.

	Three Months Ended June 30,
(in thousands)	2015	2014
Revenue	$66,721	$92,954
Less: Cost of products sold, exclusive of depreciation	36,160	68,231
Less: Unrealized gain (loss) on derivatives	—	—
Adjusted gross margin	$30,561	$24,723
The following table presents a reconciliation of operating income to Adjusted gross margin, the most directly comparable GAAP financial measure for each of the periods indicated.

	Three Months Ended June 30,
(in thousands)	2015	2014
Reconciliation of operating income to Adjusted gross margin:
Operating income	$10,312	$(12,908)
Add:
Operating expense	8,799	8,012
General and administrative expense	2,641	2,240
Depreciation and amortization expense	7,359	7,279
Loss on disposal of long-lived assets, net	1,450	20,100
Adjusted gross margin	$30,561	$24,723
Operating expense
Operating expense increased in the three months ended June 30, 2015 to $8.8 million from $8.0 million for the three months ended June 30, 2014. This increase is due primarily to higher insurance, property and equipment, outside services and employment expenses of approximately $0.4 million, $0.3 million, $0.3 million and $0.1 million, respectively. These increases were offset by a decrease in field expenses and maintenance and repairs of $0.2 million and $0.1 million, respectively.
Depreciation and amortization
Depreciation and amortization expense increased in the three months ended June 30, 2015 to $7.4 million from $7.3 million in the three months ended June 30, 2014. The increase is primarily due to expansion in northern Oklahoma.
Loss on disposal of long-lived assets, net
Loss on disposal of long-lived assets, net decreased to $1.5 million in the three months ended June 30, 2015 from $20.1 million in the three months ended June 30, 2014. In June 2015, we wrote down certain gas gathering and compression assets in Kansas to their estimated net realizable value. On June 1, 2014, we sold certain natural gas gathering assets in Eastern Oklahoma for approximately $2.4 million, resulting in a loss of approximately $20.1 million. These assets were subject to contract renewal risk at the end of 2014 and were viewed as non-core due to their limited growth potential.

Six months ended June 30, 2015 versus six months ended June 30, 2014
Revenue
Revenue decreased in the six months ended June 30, 2015 to $133.0 million from $193.5 million for the six months ended June 30, 2014. This decrease is the result of lower prices, offset by higher volume (72,824 MMcf versus 44,034 MMcf) and increased gathering and processing fees ($30.2 million versus $10.8 million). The decrease in revenue was affected by a lower average natural gas NYMEX price of $2.81/mmbtu versus $4.80/mmbtu and a lower average NGL basket price of $0.56/gallon versus $0.98/gallon for the same period in 2014. The increase in volume is primarily a result of increased drilling and production in the area served by our gas plants in Northern Oklahoma, the start-up of the Rose Valley I processing plant in March 2014 and increased service contracts received in the Chesapeake acquisition.

Costs of products sold
Costs of products sold decreased in the six months ended June 30, 2015 to $77.4 million from $146.8 million in the six months ended June 30, 2014. This decrease is primarily related to lower prices as described above.
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
The following table shows the Adjusted gross margin generated in the six months ended June 30, 2015 and 2014.

	Six Months Ended June 30,
(in thousands)	2015	2014
Revenue	$132,978	$193,532
Less: Cost of products sold, exclusive of depreciation	77,429	146,813
Less: Unrealized gain (loss) on derivatives	—	—
Adjusted gross margin	$55,549	$46,719
The following table presents a reconciliation of operating income to Adjusted gross margin, the most directly comparable GAAP financial measure for each of the periods indicated.

	Six Months Ended June 30,
(in thousands)	2015	2014
Reconciliation of operating income to Adjusted gross margin:
Operating income	$18,054	$(5,301)
Add:
Operating expense	16,845	15,456
General and administrative expense	4,704	4,212
Depreciation and amortization expense	14,497	12,248
Loss on disposal of long-lived assets, net	1,449	20,104
Adjusted gross margin	$55,549	$46,719
Operating expense
Operating expense increased in the six months ended June 30, 2015 to $16.8 million from $15.5 million for the six months ended June 30, 2014. This increase is due primarily to higher insurance, outside services, employee expenses and repairs and maintenance expense of approximately $0.7 million, $0.6 million, $0.2 million and $0.1 million, respectively. These increases were offset by a decrease in field expenses (which includes materials and supplies, lubricants, water disposal, electricity and fuel) of approximately $0.3 million.
General and administrative
General and administrative expense increased in the six months ended June 30, 2015 to $4.7 million from $4.2 million in the six months ended June 30, 2014. The increase is primarily due to employment costs of approximately $0.3 million.

Depreciation and amortization
Depreciation and amortization expense increased in the six months ended June 30, 2015 to $14.5 million from $12.2 million in the six months ended June 30, 2014. The increase is primarily due to expansion in northern Oklahoma.
Loss on disposal of long-lived assets, net
Loss on disposal of long-lived assets, net decreased to $1.4 million in the six months ended June 30, 2015 from $20.1 million in the six months ended June 30, 2014. In June 2015, we wrote down certain gas gathering and compression assets in Kansas to their estimated net realizable value. On June 1, 2014, we sold certain natural gas gathering assets in Eastern Oklahoma for approximately $2.4 million, resulting in a loss of approximately $20.1 million. These assets were subject to contract renewal risk at the end of 2014 and were viewed as non-core due to their limited growth potential.

Other and Eliminations

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Revenue	$(6,451)	$(9,792)	$(12,432)	$(19,684)
Expenses
Costs of products sold, exclusive of depreciation and amortization shown below	(6,451)	(9,792)	(12,432)	(19,684)
Operating	—	—	—	—
General and administrative	4,670	5,009	22,297	9,565
Depreciation and amortization	329	417	623	852
Loss on disposal or impairment of long-lived assets, net	1	3,791	927	3,791
Total expenses	(1,451)	(575)	11,415	(5,476)
Operating loss	$(5,000)	$(9,217)	$(23,847)	$(14,208)
Other and Eliminations is not an operating segment. This table is included to permit the reconciliation of segment information to that of the consolidated Company.

Six months ended June 30, 2015 versus six months ended June 30, 2014
General and administrative
General and administrative expense increased in the six months ended June 30, 2015 to $22.3 million from $9.6 million in the six months ended June 30, 2014. This increase is due primarily to business development expenses incurred during the first quarter of 2015.

Liquidity and Capital Resources
Sources and Uses of Cash
Our principal sources of short-term liquidity are cash generated from our operations and borrowings under our revolving credit facilities. The consolidated cash balance on June 30, 2015 (including restricted cash) was $228.8 million. Of this amount, $22.9 million was held in Canada and may be subject to tax if transferred to the U.S. Potential sources of long-term liquidity include issuances of debt securities and equity securities and the sale of assets. Our primary cash requirements currently are operating expenses, capital expenditures, our quarterly dividends and quarterly distributions to unitholders of our subsidiary, Rose Rock. In general, we expect to fund:

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
Cash Flows
The following table summarizes our changes in unrestricted cash for the periods presented:

	Six Months Ended June 30,
(in thousands)	2015	2014
Statement of cash flow data:
Cash flows provided by (used in):
Operating activities	$72,957	$55,549
Investing activities	(190,792)	(230,733)
Financing activities	305,630	170,339
Subtotal	187,795	(4,845)
Effect of exchange rate on cash and cash equivalents	390	832
Change in cash and cash equivalents	188,185	(4,013)
Cash and cash equivalents at beginning of period	40,598	79,351
Cash and cash equivalents at end of period	$228,783	$75,338
Operating Activities
The components of operating cash flows can be summarized as follows:

	Six Months Ended June 30,
(in thousands)	2015	2014
Net income	$34,209	$7,154
Non-cash expenses, net	56,644	88,314
Changes in operating assets and liabilities	(17,896)	(39,919)
Net cash flows provided by operating activities	$72,957	$55,549
Adjustments to net income for non-cash expenses, net decreased $31.7 million to $56.6 million for the six months ended June 30, 2015 from $88.3 million for the six months ended June 30, 2014. This change is primarily a result of:

•	$17.9 million due to the prior year loss on the change in the fair value of warrants which expired in the fourth quarter of 2014;

•	$16.8 million due to lower losses on disposal or impairment of long-lived assets, net due to the write down of leaseholds related to unproved oil and gas properties in the prior year;

•	$14.5 million gain on the sale of a portion of our investment in an equity method investee, net of related costs;

•	$10.3 million increase in earnings from equity method investments which is primarily due to White Cliffs;

These decreases were offset by increases due to:

•	$11.4 million additional distributions from equity investments which is primarily due to White Cliffs;

•	$4.8 million increase in deferred tax expense;

•	$2.7 million additional depreciation and amortization expense;

•	$2.4 million increase in non-cash equity compensation;

•	$2.2 million increase due to a smaller current year gain, as compared to the prior year, related to issuances of common units by one of our equity method investees;

•	$1.7 million in excess tax benefits received from equity-based awards in the first quarter of 2014 that did not occur in 2015;

•	$1.5 million due to increased net unrealized losses related to our derivative instruments;

•	$1.2 million increase in inventory valuation adjustments due to write-downs of crude oil inventory as a result of lower market prices; and

•	All other adjustments to net income for non-cash expenses, net for the six months ended June 30, 2015 remained relatively comparable to the six months ended June 30, 2014.
Changes in operating assets and liabilities for the six months ended June 30, 2015 generated a net decrease to operating cash flows of $17.9 million. The decrease to operating cash flow due to the change in operating assets and liabilities was primarily a result of increases of $36.1 million in inventories, $3.1 million in other current assets, $2.1 million in other assets, $2.2 million in accounts receivable, $1.4 million in receivables from affiliates and a decrease of $3.8 million in payables to prepetition creditors. These were partially offset by increases of $18.7 million in accounts payable and accrued liabilities, $5.6 million in payables to affiliates and a decrease of $6.8 million in restricted cash. Changes in receivables, inventory, payables and accrued liabilities are primarily due to our Crude segment's operating activities and are subject to the timing of purchases and sales and fluctuations in commodity pricing. Additionally, the increase in inventory is due, in part, to approximately 700 thousand additional barrels in storage compared to the beginning of the period at our Crude segment. This is partially due to a strategic build to capture margins due to forward market crude oil prices being higher than spot market prices. Accounts receivable was also impacted by a $9.0 million decrease due to the collection of an accrued receivable at year-end which related to proceeds from the sale of a portion of our common limited partner units of NGL Energy.
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
Investing Activities
For the six months ended June 30, 2015, we had net cash outflows of $190.8 million from investing activities, due primarily to $237.0 million of capital expenditures, $23.5 million of contributions to equity method investments offset by investing cash inflows of $56.3 million of net proceeds from the sale of a portion of an equity method investment and $13.1 million of distributions in excess of equity in earnings of affiliates. Capital expenditures primarily related to Rose Rock's pipeline projects, SemGas' Northern Oklahoma expansion projects, the Maurepas Pipelines and SemCAMS' Wapiti expansion. Contributions to equity method investments primarily represent investments to fund the White Cliffs pipeline expansion project. Proceeds from the sale of equity method investment are due to the disposition of a portion of our common limited partner units of NGL Energy. Distributions in excess of equity in earnings of affiliates represent cash distributions from White Cliffs and Glass Mountain in excess of our cumulative equity in earnings and are accounted for as a return of investment.
For the six months ended June 30, 2014, we had net cash outflows of $230.7 million from investing activities, due primarily to $127.7 million of capital expenditures, $68.0 million of contributions to equity method investments and $44.5 million of payments to acquire businesses, partially offset by investing cash inflows of $5.4 million of distributions in excess of equity in earnings of affiliates and $4.0 million of proceeds from sale of long-lived assets. Year to date capital expenditures primarily relate to SemGas' North Oklahoma expansion projects, Rose Rock transportation projects and SemCAMS pipeline related projects. Investments in non-consolidated subsidiaries represents investments in Glass Mountain Pipeline and the White Cliffs pipeline expansion project. Payments to acquire businesses primarily relates to the $44 million acquisition of crude oil trucking assets. Distributions in excess of equity earnings represent returns of investment from White Cliffs and Glass Mountain. Proceeds from sale of long-lived assets include $2.4 million from the sale of natural gas gathering assets in Eastern Oklahoma by SemGas.
Financing Activities
For the six months ended June 30, 2015, we had net cash inflows of $305.6 million from financing activities, which related to borrowings on long-term debt of $802.2 million, partially offset by principal payments of $525.0 million, $89.1 million in proceeds from the issuance of Rose Rock limited partner units, dividends paid of $31.5 million, distributions to non-controlling interests of $19.3 million, $6.3 million in debt issuance costs and $4.3 million to repurchase common stock for payment of statutory taxes due on equity-based compensation. Net borrowings were used primarily for capital expenditures and contributions to equity method investments.
For the six months ended June 30, 2014, we had net cash inflows of $170.3 million from financing activities, which related to borrowings on long-term debt of $533.8 million, partially offset by principal payments of $331.5 million, dividends paid of $19.6 million and distributions to non-controlling interests of $13.2 million. Net borrowings were used primarily for capital expenditures, contributions to equity method investments and acquisitions.
Long-term Debt
SemGroup Senior Unsecured Notes
At June 30, 2015, we had $300 million of 7.5% senior unsecured notes due 2021 (the "Notes") outstanding.
SemGroup Revolving Credit Facility
At June 30, 2015, we had no cash borrowings outstanding under our $500 million revolving credit facility. We had $4.5 million in outstanding letters of credit on that date. The maximum letter of credit capacity under this facility is $250 million. The facility can be increased up to $300 million. The credit agreement expires on December 11, 2018.
At June 30, 2015, we had available borrowing capacity of $495.5 million under this facility.

Rose Rock Senior Unsecured Notes
At June 30, 2015, Rose Rock had outstanding $400 million and $350 million of 5.625% senior unsecured notes due 2022 and 2023, respectively, (the "Rose Rock Notes"). The Rose Rock Notes are guaranteed by all of Rose Rock's existing subsidiaries other than Rose Rock Finance Corp.

Rose Rock Revolving Credit Facility
At June 30, 2015, Rose Rock had no cash borrowings outstanding under its $585 million revolving credit facility. There were $24.6 million in outstanding letters of credit. The maximum letter of credit capacity under this facility is $150 million. The facility can be increased by up to $200 million. The credit agreement expires on September 20, 2018.
At June 30, 2015, Rose Rock had available borrowing capacity of $560.4 million under this facility.
SemMexico Credit Facilities
SemMexico had a 44 million Mexican pesos (U.S. $2.8 million at the June 30, 2015 exchange rate) credit facility which matured in May 2015. SemMexico had no outstanding borrowings on its 56 million Mexican pesos (U.S. $3.6 million at the June 30, 2015 exchange rate) credit facility which matured in July 2015 or its 100 million Mexican pesos (U.S. $6.4 million at the June 30, 2015 exchange rate) credit facility which matures in May 2018. At June 30, 2015, SemMexico had an outstanding letter of credit of 292.8 million Mexican pesos (U.S. $18.7 million at the June 30, 2015 exchange rate).
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
Rose Rock also has an effective shelf registration statement for the offer and sale, from time to time, of common units representing limited partner interests in Rose Rock having an aggregate offering price of up to $150 million. On May 12, 2015, Rose Rock entered into an Equity distribution Agreement under which Rose Rock is able to make such sales over a period of time and, from time to time, in transactions at prices which are market prices prevailing at the time of sale, prices related to market price or at negotiated prices. The counterparties to the Equity Distribution Agreement may act as sales agents for the common units or may purchase common units for their own accounts as principals. To date, no such sales have been made.
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

Projected capital expenditures for 2015 are estimated at $720 million in expansion projects, including capital contributions to affiliates for funding growth projects and acquisitions, and $55 million in maintenance projects. These estimates may change as future events unfold. See "Cautionary Note Regarding Forward-Looking Statements." During the six months ended June 30, 2015, we spent $237.0 million (cash basis) on capital projects and $23.5 million in capital contributions to affiliates for funding growth projects.
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
SemGroup Dividends
The table below shows dividends declared and/or paid by SemGroup during 2014 and 2015.

Quarter Ended	Record Date	Payment Date	Dividend Per Share
March 31, 2014	March 10, 2014	March 20, 2014	$0.22
June 30, 2014	May 19, 2014	May 29, 2014	$0.24
September 30, 2014	August 18, 2014	August 28, 2014	$0.27
December 31, 2014	November 17, 2014	November 28, 2014	$0.30
March 31, 2015	March 9, 2015	March 20, 2015	$0.34
June 30, 2015	May 18, 2015	May 29, 2015	$0.38
September 30, 2015	August 17, 2015	August 25, 2015	$0.42

Rose Rock Distributions
The table below shows cash distributions declared and/or paid by Rose Rock during 2014 and 2015.

Quarter Ended	Record Date	Payment Date	Distribution Per Unit
December 31, 2013	February 4, 2014	February 14, 2014	$0.4650
March 31, 2014	May 5, 2014	May 15, 2014	$0.4950
June 30, 2014	August 4, 2014	August 14, 2014	$0.5350
September 30, 2014	November 4, 2014	November 14, 2014	$0.5750
December 31, 2014	February 3, 2015	February 14, 2015	$0.6200
March 31, 2015	May 5, 2015	May 15, 2015	$0.6350
June 30, 2015	August 4, 2015	August 14, 2015	$0.6500
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
Customer Concentration
Shell Trading (US) Company and BP Oil Supply Co, customers of our Crude segment, accounted for more than 10% of our consolidated revenue for the three months ended June 30, 2015 at approximately 25% and 10%, respectively. Shell Trading (US) Company and BP Oil Supply Co, customers of our Crude segment, accounted for more than 10% of our consolidated revenue for the six months ended June 30, 2015 at approximately 24% and 11%, respectively. Although we have contracts with customers of varying durations, if one or more of our major customers were to default on their contract, or if we were unable to renew our contract with one or more of these customers on favorable terms, we might not be able to replace any of these customers in a timely fashion, on favorable terms or at all. In any of these situations, our revenues and our ability to pay cash dividends to our stockholders may be adversely affected. We expect our exposure to risk of non-payment or non-performance to continue as long as we remain substantially dependent on a relatively small number of customers for a substantial portion of our Adjusted gross margin.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined by Item 303 of Regulation S-K.
Commitments
There have been no material changes to our contractual obligations outside the ordinary course of our business from those previously disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014, although the value of product purchase commitments is less at June 30, 2015 than it was at December 31, 2014.
We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We establish a margin for these purchases by entering into various types of physical and financial sale and exchange transactions through which we seek to maintain a position that is substantially balanced between purchases on the one hand and sales and future delivery obligations on the other. We account for derivatives at fair value with the exception of commitments which have been designated as normal purchases and sales for which we do not record assets or liabilities related to these agreements until the product is purchased or sold. At June 30, 2015, such commitments included the following (volumes and dollars in thousands):

	Volume (Barrels)	Value
Fixed price purchases	1,935	$114,568
Fixed price sales	2,660	$159,148
Floating price purchases	15,960	$930,753
Floating price sales	22,129	$1,129,425

Certain of the commitments shown in the table above relate to agreements to purchase product from a counterparty and to sell a similar amount of product (in a different location) to the same counterparty. Many of the commitments shown in the table above are cancellable by either party, as long as notice is given within the time frame specified in the agreement (generally 30 to 120 days).
Our SemGas segment has a take or pay contractual obligation related to the fractionation of natural gas liquids. This obligation continues through June 2023. At June 30, 2015, no amounts were due under the contract and the amount of future obligation is approximately $72.7 million. SemGas further has a take or pay contractual obligation related to pipeline transportation. This obligation continues through October 2015. The amount of future obligation is approximately $1.5 million. In addition, our SemGas segment enters into contracts under which we are responsible for marketing the majority of the gas and natural gas liquids produced by the counterparties to the agreements. During the three months and six months ended June 30, 2015, the majority of SemGas’ revenues were generated from such contracts.
Rose Rock has a take-or-pay obligation with our equity method investee, White Cliffs, for approximately 5,000 barrels per day of space on White Cliffs' pipeline subject to completion of an expansion project related to Rose Rock's Platteville facilities. The agreement is expected to become effective in November 2015 and has a term of 5 years. Annual payments to White Cliffs under the agreement are expected to be $9.4 million.
In addition, we are committed to contributing $23.6 million to our equity method investee, White Cliffs, in 2015 for a capital expansion project.

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
Commodity Price Risk
The table below outlines the range of NYMEX prompt month daily settle prices for crude oil and natural gas futures, and the range of daily propane spot prices provided by an independent, third-party broker for the three months and six months ended June 30, 2015 and June 30, 2014 and the year ended December 31, 2014.

	Light Sweet Crude Oil Futures (Barrel)	Mont Belvieu (Non-LDH) Spot Propane (Gallon)	Henry Hub Natural Gas Futures (MMBtu)
Three Months Ended June 30, 2015
High	$61.43	$0.58	$3.02
Low	$49.14	$0.32	$2.49
High/Low Differential	$12.29	$0.26	$0.53

Three Months Ended June 30, 2014
High	$107.26	$1.13	$4.83
Low	$99.42	$1.00	$4.28
High/Low Differential	$7.84	$0.13	$0.55

Six Months Ended June 30, 2015
High	$61.43	$0.64	$3.23
Low	$43.46	$0.32	$2.49
High/Low Differential	$17.97	$0.32	$0.74

Six Months Ended June 30, 2014
High	$107.26	$1.70	$6.15
Low	$91.66	$1.00	$4.01
High/Low Differential	$15.60	$0.70	$2.14

Year Ended December 31, 2014
High	$107.26	$1.70	$6.15
Low	$53.27	$0.46	$2.89
High/Low Differential	$53.99	$1.24	$3.26

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
However, the SemGas segment has exposure to commodity price risk because of the nature of certain contracts for which our fee is based on a percentage of proceeds or index related to the prices of natural gas, natural gas liquids and condensate. Given current volumes, liquid recoveries and contract terms, we estimate the following sensitivities over the next twelve months:

•	A 10% increase in the price of natural gas and natural gas liquids results in approximately a $4.2 million increase to Adjusted gross margin.

•	A 10% decrease in those prices would have the opposite effect.
This sensitivity may be impacted by changes in contract mix, change in production or other factors which are outside of our control.
Additionally, based on our open derivative contracts at June 30, 2015, an increase in the applicable market price or prices for each derivative contract would result in a decrease in the contribution from these derivatives to our crude oil sales revenues. A decrease in the applicable market price or prices for each derivative contract would result in an increase in the contribution from these derivatives to our crude oil sales revenues. However, the increases or decreases in crude oil sales revenues we recognize from our open derivative contracts are substantially offset by higher or lower crude oil sales revenues when the physical sale of the product occurs. These contracts may be for the purchase or sale of crude oil or in markets different from the physical markets in which we are attempting to hedge our exposure, or may have timing differences relative to the physical markets. As a result of these factors, our hedges may not eliminate all price risks.
The notional volumes and fair value of our commodity derivatives open positions as well as the change in fair value that would be expected from a 10% market price increase or decrease is shown in the table below (in thousands):

	Notional Volume (Barrels)	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease	Settlement Date
Crude oil:
Futures contracts	555	445	$(3,301)	$3,301	June 2015
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
Interest Rate Risk
We use variable rate debt and are exposed to market risk due to the floating interest rates on our credit facilities. Therefore, from time-to-time we may use interest rate derivatives to manage interest obligations on specific debt issuances. Our variable rate debt bears interest at LIBOR or prime, subject to certain floors, plus the applicable margin. At June 30, 2015, an increase in these base rates of 1%, above the base rate floors, would increase our interest expense by $0.4 million and $0.8 million for the three months and six months ended June 30, 2015, respectively.
The average interest rates presented below are based upon rates in effect at June 30, 2015 and December 31, 2014. The carrying value of the variable rate instruments in our credit facilities approximate fair value primarily because our rates fluctuate with prevailing market rates.

The following table summarizes our debt obligations:

Liabilities	June 30, 2015	December 31, 2014
Short-term debt - variable rate	$0.0 million	$0.0 million
Average interest rate	0.00%	0.00%
Long-term debt - variable rate	$0.0 million	$67.0 million
Average interest rate	0.00%	3.29%
Long-term debt - fixed rate	$300.0 million	$300.0 million
Fixed interest rate	7.50%	7.50%
Long-term debt - fixed rate	$750.0 million	$400.0 million
Fixed interest rate	5.625%	5.625%
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
A 10% change in the average exchange rate during the three months and six months ended June 30, 2015 would change operating income by $1.7 million and $3.5 million, respectively.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act), are effective as of June 30, 2015. This conclusion is based on an evaluation conducted under the supervision and participation of our Chief Executive Officer and Chief Financial Officer along with our management. Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2015, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases of our common stock by us during the quarter ended June 30, 2015:

	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2015 - April 30, 2015	5,926	$84.49	—	—
May 1, 2015 - May 31, 2015	1,433	85.53	—	—
June 1, 2015 - June 30, 2015	—	—	—	—
Total	7,359	$84.67	—	—

(1)	Represents shares of common stock acquired from certain of our employees for payment of taxes associated with the vesting of restricted stock awards.
(2)	The price paid per common share represents the closing price as posted on the New York Stock Exchange on the day that the shares were purchased.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
Not applicable

Item 5.	Other Information
None

Item 6.	Exhibits
The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
4.1
Indenture (and Form of 5.625% Senior Note due 2023 attached as Exhibit 1, thereto), dated as of May 14, 2015, by and among Rose Rock Midstream, L.P., Rose Rock Finance Corporation, the Guarantors party thereto and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.1 to Rose Rock Midstream, L.P.'s Current Report on Form 8-K dated May 14, 2015, filed May 18, 2015, and incorporated herein by reference).

10.1	SemGroup Corporation Board of Directors Compensation Plan, effective June 1, 2015.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Carlin G. Conner, Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.
32.1	Section 1350 Certification of Carlin G. Conner, Chief Executive Officer.
32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2015	SEMGROUP CORPORATION

	By:	/s/ Robert N. Fitzgerald
Robert N. Fitzgerald
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX
The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
4.1
Indenture (and Form of 5.625% Senior Note due 2023 attached as Exhibit 1, thereto), dated as of May 14, 2015, by and among Rose Rock Midstream, L.P., Rose Rock Finance Corporation, the Guarantors party thereto and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.1 to Rose Rock Midstream, L.P.'s Current Report on Form 8-K dated May 14, 2015, filed May 18, 2015, and incorporated herein by reference).

10.1	SemGroup Corporation Board of Directors Compensation Plan, effective June 1, 2015.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Carlin G. Conner, Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.
32.1	Section 1350 Certification of Carlin G. Conner, Chief Executive Officer.
32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.