Form 10-Q
period 2015-09-30
SemGroup Corp
filed 2015-11-06
CIK 1489136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class		Outstanding at October 31, 2015
Class A	Common stock, $0.01 par	43,932,265	Shares
Class B	Common stock, $0.01 par	—	Shares

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

SEMGROUP CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	(Unaudited)
	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$145,993	$40,598
Restricted cash	—	6,980
Accounts receivable (net of allowance of $2,275 and $3,260, respectively)	333,157	351,334
Receivable from affiliates	7,833	16,819
Inventories	63,857	43,532
Other current assets	20,401	20,017
Total current assets	571,241	479,280
Property, plant and equipment (net of accumulated depreciation of $300,630 and $245,629, respectively)	1,474,947	1,256,825
Equity method investments	547,448	577,920
Goodwill	57,592	58,326
Other intangible assets (net of accumulated amortization of $27,064 and $20,545, respectively)	164,840	173,065
Other noncurrent assets, net	61,500	44,386
Total assets	$2,877,568	$2,589,802
LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$263,625	$257,177
Payable to affiliates	11,150	13,460
Accrued liabilities	90,584	92,694
Payables to pre-petition creditors	—	3,129
Deferred revenue	11,403	23,688
Other current liabilities	1,371	1,474
Current portion of long-term debt	37	40
Total current liabilities	378,170	391,662
Long-term debt	1,044,468	767,092
Deferred income taxes	198,297	161,956
Other noncurrent liabilities	22,471	49,655
Commitments and contingencies (Note 9)
SemGroup owners’ equity:
Common stock, $0.01 par value (authorized - 100,000 shares; issued - 44,847 and 44,689 shares, respectively)	439	436
Additional paid-in capital	1,236,061	1,245,877
Treasury stock, at cost (930 and 862 shares, respectively)	(5,591)	(1,332)
Accumulated deficit	(38,696)	(68,332)
Accumulated other comprehensive loss	(50,891)	(27,141)
Total SemGroup Corporation owners’ equity	1,141,322	1,149,508
Noncontrolling interests in consolidated subsidiaries	92,840	69,929
Total owners’ equity	1,234,162	1,219,437
Total liabilities and owners’ equity	$2,877,568	$2,589,802
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Product	$313,351	$495,436	$822,218	$1,325,452
Service	64,091	65,219	192,572	167,176
Other	19,623	33,580	57,811	82,714
Total revenues	397,065	594,235	1,072,601	1,575,342
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	274,639	458,063	710,869	1,211,703
Operating	53,267	69,377	167,157	179,579
General and administrative	23,045	23,296	78,272	63,882
Depreciation and amortization	26,022	25,200	74,430	70,899
Loss (gain) on disposal or impairment of long-lived assets, net	(951)	1,376	1,479	20,633
Total expenses	376,022	577,312	1,032,207	1,546,696
Earnings from equity method investments	16,237	14,223	60,699	48,372
Gain on issuance of common units by equity method investee	136	18,772	6,033	26,899
Operating income	37,416	49,918	107,126	103,917
Other expenses (income), net:
Interest expense	19,170	14,807	50,583	34,394
Foreign currency transaction loss (gain)	(385)	128	(1,199)	(388)
Other income, net	(956)	(21,303)	(15,659)	(3,388)
Total other expense (income), net	17,829	(6,368)	33,725	30,618
Income from continuing operations before income taxes	19,587	56,286	73,401	73,299
Income tax expense	10,006	24,090	29,609	33,944
Income from continuing operations	9,581	32,196	43,792	39,355
Loss from discontinued operations, net of income taxes	(1)	—	(3)	(5)
Net income	9,580	32,196	43,789	39,350
Less: net income attributable to noncontrolling interests	4,707	6,934	14,153	18,184
Net income attributable to SemGroup	$4,873	$25,262	$29,636	$21,166
Net income	$9,580	$32,196	$43,789	$39,350
Other comprehensive loss, net of income taxes	(20,210)	(10,331)	(23,750)	(6,618)
Comprehensive income (loss)	(10,630)	21,865	20,039	32,732
Less: comprehensive income attributable to noncontrolling interests	4,707	6,934	14,153	18,184
Comprehensive income (loss) attributable to SemGroup	$(15,337)	$14,931	$5,886	$14,548
Net income attributable to SemGroup per common share (Note 11):
Basic	$0.11	$0.59	$0.68	$0.50
Diluted	$0.11	$0.59	$0.67	$0.49
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$43,789	$39,350
Adjustments to reconcile net income to net cash provided by operating activities:
Net unrealized gain related to derivative instruments	(3,316)	(656)
Depreciation and amortization	74,430	70,899
Loss on disposal or impairment of long-lived assets, net	1,479	20,633
Earnings from equity method investments	(60,699)	(48,372)
Gain on issuance of common units by equity method investee	(6,033)	(26,899)
Gain on sale of common units of equity method investee	(14,517)	(26,748)
Distributions from equity investments	69,898	61,757
Amortization of debt issuance costs	3,707	2,580
Deferred tax expense	23,469	25,193
Non-cash equity compensation	7,760	6,480
Excess tax benefit from equity-based awards	—	(1,650)
Loss on fair value of warrants	—	23,499
Provision for uncollectible accounts receivable, net of recoveries	(608)	153
Currency gain	(1,199)	(388)
Inventory valuation adjustment	1,235	—
Changes in operating assets and liabilities (Note 12)	(2,346)	(39,931)
Net cash provided by operating activities	137,049	105,900
Cash flows from investing activities:
Capital expenditures	(352,816)	(194,227)
Proceeds from sale of long-lived assets	2,537	4,083
Contributions to equity method investments	(34,059)	(70,730)
Payments to acquire businesses	—	(44,508)
Proceeds from sale of common units of equity method investee	56,318	59,744
Distributions in excess of equity in earnings of affiliates	19,564	6,565
Net cash used in investing activities	(308,456)	(239,073)
Cash flows from financing activities:
Debt issuance costs	(6,289)	(8,670)
Borrowings on credit facilities and issuance of senior unsecured notes, net of discount	802,208	1,074,244
Principal payments on credit facilities and other obligations	(525,037)	(896,261)
Rose Rock Midstream, L.P. equity issuance	89,119	—
Distributions to noncontrolling interests	(29,780)	(20,571)
Proceeds from warrant exercises	—	86
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(4,259)	(719)
Dividends paid	(49,836)	(31,149)
Proceeds from issuance of common stock under employee stock purchase plan	909	340
Excess tax benefit from equity-based awards	—	1,650
Net cash provided by financing activities	277,035	118,950
Effect of exchange rate changes on cash and cash equivalents	(233)	1,921
Change in cash and cash equivalents	105,395	(12,302)
Cash and cash equivalents at beginning of period	40,598	79,351
Cash and cash equivalents at end of period	$145,993	$67,049
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

1.	OVERVIEW
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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Although management believes these estimates are reasonable, actual results could differ materially from these estimates. The results of operations for the three months and nine months ended September 30, 2015, are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.
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

to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard permits using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard. We will adopt this guidance in the first quarter of 2018.
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
We control the operations of our consolidated subsidiary, Rose Rock Midstream, L.P. (NYSE: RRMS) ("Rose Rock"), through our ownership of the general partner interest. As of September 30, 2015, we own the 2% general partner interest and a 55.2% limited partner interest.
On January 1, 2015, certain operational targets were achieved by White Cliffs Pipeline, L.L.C. ("White Cliffs") and all 3,750,000 Class A units held by the Company were converted to common units on a one-for-one basis. The conversion did not impact the total number of Rose Rock's outstanding units representing limited partner interests.
On February 13, 2015, we contributed the Wattenberg Oil Trunkline ("WOT") and our 50% ownership interest in Glass Mountain Pipeline, LLC ("Glass Mountain") to Rose Rock for (i) cash of approximately $251.2 million, (ii) the issuance of 1.75 million common units, and (iii) an increase of the capital account of the general partner and a related issuance of general partner interest, to allow the general partner to maintain its 2% general partner interest.
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
The following table shows the cash distributions paid or declared during 2015 and 2014 (in thousands, except for per unit amounts):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

2.	ROSE ROCK MIDSTREAM, L.P., Continued

	Distribution Per Unit		Distributions Paid/To Be Paid
Quarter Ended			SemGroup				Noncontrolling Interest Common Units	Total Distributions
			General Partner	Incentive Distributions	Common Units	Subordinated Units
December 31, 2013	$0.4650		$257	$244	$2,041	$3,901	$6,398	$12,841
March 31, 2014	$0.4950		$278	$488	$2,173	$4,153	$6,811	$13,903
June 30, 2014	$0.5350		$334	$888	$3,646	$4,488	$7,362	$16,718
September 30, 2014	$0.5750		$377	$1,835	$3,918	$4,824	$7,912	$18,866
December 31, 2014	$0.6200		$485	$3,487	$6,551	$5,202	$8,544	$24,269
March 31, 2015	$0.6350		$568	$4,450	$13,148	$—	$10,213	$28,379
June 30, 2015	$0.6500		$590	$4,979	$13,458	$—	$10,456	$29,483
September 30, 2015	$0.6600	*	$604	$5,333	$13,665	$—	$10,619	$30,221

*Expected distributions related to the quarter ended September 30, 2015, which will be paid on November 13, 2015 to unitholders of record as of November 3, 2015.

Summarized financial information
Certain summarized balance sheet information of Rose Rock is shown below (in thousands):

	(Unaudited)
	September 30, 2015	December 31, 2014
Cash	$44,011	$3,625
Other current assets	304,634	271,144
Property, plant and equipment, net	425,820	396,066
Equity method investment	430,168	269,635
Goodwill	36,116	36,116
Other noncurrent assets, net	32,746	29,677
Total assets	$1,273,495	$1,006,263

Current liabilities	$270,452	$265,682
Long-term debt	744,468	432,092
Partners’ capital attributable to SemGroup	165,735	238,560
Partners’ capital attributable to noncontrolling interests	92,840	69,929
Total liabilities and partners' capital	$1,273,495	$1,006,263

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

2.	ROSE ROCK MIDSTREAM, L.P., Continued

Certain summarized income statement information of Rose Rock for the three months and nine months ended September 30, 2015 and 2014 is shown below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$241,086	$376,856	$599,082	$961,526
Cost of products sold	$195,244	$333,646	$464,614	$843,928
Operating, general and administrative expenses	$23,420	$26,574	$79,976	$69,165
Depreciation and amortization expense	$10,634	$8,395	$31,385	$27,153
Earnings from equity method investment	$17,115	$16,289	$55,662	$39,660
Net income	$16,421	$16,520	$48,089	$47,834
Noncontrolling interests in consolidated subsidiary retained by SemGroup	$—	$—	$—	$7,758
Net income attributable to Rose Rock Midstream, L.P.	$16,421	$16,520	$48,089	$40,076

3.	EQUITY METHOD INVESTMENTS

Our equity method investments consist of the following (in thousands):

	September 30, 2015	December 31, 2014
White Cliffs	$287,090	$269,635
NGL Energy Partners LP	117,280	162,246
Glass Mountain	143,078	146,039
Total equity method investments	$547,448	$577,920

Our earnings from equity method investments consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
White Cliffs	$16,047	$16,289	$50,682	$39,660
NGL Energy Partners LP*	(878)	(4,482)	5,037	4,077
Glass Mountain	1,068	2,416	4,980	4,635
Total earnings from equity method investments	$16,237	$14,223	$60,699	$48,372
* Excluding gain on issuance of common units of $0.1 million and $18.8 million for the three months ended September 30, 2015 and 2014 and $6.0 million and $26.9 million for the nine months ended September 30, 2015 and 2014
Cash distributions received from equity method investments consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
White Cliffs	$20,631	$17,029	$65,336	$45,081
NGL Energy Partners LP	4,752	6,450	14,235	17,462
Glass Mountain	2,971	2,842	9,891	5,779
Total cash distributions received from equity method investments	$28,354	$26,321	$89,462	$68,322

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

3.	EQUITY METHOD INVESTMENTS, Continued

White Cliffs
Certain unaudited summarized income statement information of White Cliffs for the three months and nine months ended September 30, 2015 and 2014 is shown below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$49,027	$42,211	$152,150	$110,018
Operating, general and administrative expenses	$8,446	$4,055	$25,844	$16,362
Depreciation and amortization expense	$8,746	$5,807	$25,871	$14,737
Net income	$31,835	$32,349	$100,428	$78,919
The equity in earnings of White Cliffs for the three months and nine months ended September 30, 2015 and 2014 is less than 51% of the net income of White Cliffs for the same periods. This is due to certain general and administrative expenses we incur in managing the operations of White Cliffs that the other owners are not obligated to share. Such expenses are recorded by White Cliffs and are allocated to our ownership interest. White Cliffs recorded $0.4 million and $0.4 million of such general and administrative expense for the three months ended September 30, 2015 and 2014, respectively. White Cliffs recorded $1.1 million and $1.2 million of such general and administrative expense for the nine months ended September 30, 2015 and 2014, respectively.
The members of White Cliffs are required to contribute capital to White Cliffs to fund various projects. For the nine months ended September 30, 2015, we contributed $31.0 million to these projects, including $22.7 million of contributions for an expansion project adding approximately 65,000 barrels per day of capacity. Remaining contributions related to the expansion project will be paid in 2015 and 2016 and are expected to total $14.0 million. The project is expected to be completed during the first half of 2016.
NGL Energy Partners LP
At September 30, 2015, we owned 4,652,568 common units representing limited partner interests in NGL Energy Partners LP (NYSE: NGL) ("NGL Energy"), which represents approximately 4.5% of the total 104,181,253 limited partner units of NGL Energy outstanding at June 30, 2015, and an 11.78% interest in the general partner of NGL Energy.
At September 30, 2015, the fair market value of our 4,652,568 common unit investment in NGL Energy was $92.9 million, based on a September 30, 2015 closing price of $19.97 per common unit. This does not reflect our 11.78% interest in the general partner of NGL Energy. The fair value of our limited partner investment in NGL Energy is categorized as a Level 1 measurement, as it is based on quoted market prices.
Our policy is to record our equity in earnings of NGL Energy on a one-quarter lag, as we do not expect information on the earnings of NGL Energy to always be available in time to consistently record the earnings in the quarter in which they are generated. Accordingly, the equity in earnings from NGL Energy, which is reflected in our condensed consolidated statements of operations and comprehensive income (loss) for the three months and nine months ended September 30, 2015 and 2014, relates to the earnings of NGL Energy for the three months and nine months ended June 30, 2015 and 2014, respectively.
During the three and nine months ended June 30, 2015, NGL issued common units which diluted our limited partnership interest. As we record activity on a one-quarter lag, we recognized non-cash gains of $0.1 million and $6.0 million, respectively, associated with these issuances for the three and nine months ended September 30, 2015.
During the nine months ended September 30, 2015, we sold 1,999,533 of our NGL Energy common units for $56.3 million, net of related costs of $0.5 million. We recorded net gains related to these sales of $14.5 million in "other expense (income)" in our condensed consolidated statement of operations and comprehensive income (loss) for the nine months ended September 30, 2015.
Certain unaudited summarized income statement information of NGL Energy for the three months and nine months ended June 30, 2015 and 2014 is shown below (in thousands):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

3.	EQUITY METHOD INVESTMENTS, Continued

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Revenue	$3,538,469	$3,648,614	$11,311,386	$10,367,994
Cost of sales	$3,322,551	$3,534,053	$10,567,240	$9,874,826
Operating, general and administrative expenses	$170,816	$95,741	$494,673	$297,417
Depreciation and amortization expense	$59,831	$39,375	$164,306	$112,344
Net income (loss)	$(38,526)	$(39,910)	$47,147	$27,288

Glass Mountain
Certain unaudited summarized income statement information of Glass Mountain for the three months and nine months ended September 30, 2015 and 2014 is shown below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$8,348	$8,708	$29,257	$21,452
Cost of sales	$253	$—	$2,235	$—
Operating, general and administrative expenses	$1,950	$23	$4,861	$2,031
Depreciation and amortization expense	$3,903	$3,745	$11,879	$9,863
Net income	$2,242	$4,939	$10,278	$9,554
The equity in earnings of Glass Mountain for the three months and nine months ended September 30, 2015 reported in our condensed consolidated statement of operations and comprehensive income (loss) is less than 50% of the net income of Glass Mountain for the same period due to amortization of capitalized interest for the period.
For the nine months ended September 30, 2015, we contributed $2.0 million to Glass Mountain related to capital projects.

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

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

4.    SEGMENTS, Continued

	Three Months Ended September 30, 2015
	Crude	SemStream	SemCAMS	SemGas	SemLogistics	SemMexico	Corporate and Other	Consolidated
				(dollars in thousands)
Revenues:
External	$241,086	$—	$33,152	$60,908	$5,659	$56,260	$—	$397,065
Intersegment	—	—	—	4,162	—	—	(4,162)	—
Total revenues	241,086	—	33,152	65,070	5,659	56,260	(4,162)	397,065
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	195,244	—	27	36,915	—	46,615	(4,162)	274,639
Operating	19,329	—	21,062	8,475	1,955	2,447	(1)	53,267
General and administrative	7,733	7	3,600	2,376	1,757	2,823	4,749	23,045
Depreciation and amortization	10,634	—	3,198	8,601	2,173	993	423	26,022
Loss (gain) on disposal or impairment of long-lived assets, net	(603)	—	(917)	445	—	124	—	(951)
Total expenses	232,337	7	26,970	56,812	5,885	53,002	1,009	376,022
Earnings (loss) from equity method investments	17,115	(878)	—	—	—	—	—	16,237
Gain on issuance of common units by equity method investee	—	136	—	—	—	—	—	136
Operating income (loss)	25,864	(749)	6,182	8,258	(226)	3,258	(5,171)	37,416
Other expenses (income), net	16,030	(1,352)	1,702	3,504	1,021	143	(3,219)	17,829
Income (loss) from continuing operations before income taxes	$9,834	$603	$4,480	$4,754	$(1,247)	$3,115	$(1,952)	$19,587
Total assets at September 30, 2015 (excluding intersegment receivables)	$1,377,143	$117,280	$586,944	$722,615	$157,087	$98,029	$(181,530)	$2,877,568

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

4.    SEGMENTS, Continued

	Three Months Ended September 30, 2014
	Crude	SemStream	SemCAMS	SemGas	SemLogistics	SemMexico	Corporate and Other	Consolidated
				(dollars in thousands)
Revenues:
External	$376,856	$—	$53,800	$87,103	$1,299	$75,177	$—	$594,235
Intersegment	—	—	—	9,726	—	—	(9,726)	—
Total revenues	376,856	—	53,800	96,829	1,299	75,177	(9,726)	594,235
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	333,646	—	97	68,722	—	65,324	(9,726)	458,063
Operating	22,057	—	33,537	8,965	2,148	2,670	—	69,377
General and administrative	4,696	30	3,836	2,312	1,595	2,928	7,899	23,296
Depreciation and amortization	8,395	—	5,113	7,064	2,543	1,655	430	25,200
Loss (gain) on disposal of long-lived assets, net	291	—	(35)	(12)	1,139	(7)	—	1,376
Total expenses	369,085	30	42,548	87,051	7,425	72,570	(1,397)	577,312
Earnings (loss) from equity method investments	18,705	(4,482)	—	—	—	—	—	14,223
Gain on issuance of common units by equity method investee	—	18,772	—	—	—	—	—	18,772
Operating income (loss)	26,476	14,260	11,252	9,778	(6,126)	2,607	(8,329)	49,918
Other expenses (income), net	10,526	(28,041)	3,920	2,330	969	31	3,897	(6,368)
Income (loss) from continuing operations before income taxes	$15,950	$42,301	$7,332	$7,448	$(7,095)	$2,576	$(12,226)	$56,286

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

4.    SEGMENTS, Continued

	Nine Months Ended September 30, 2015
	Crude	SemStream	SemCAMS	SemGas	SemLogistics	SemMexico	Corporate and Other	Consolidated
				(dollars in thousands)
Revenues:
External	$606,057	$—	$98,791	$181,454	$17,090	$169,209	$—	$1,072,601
Intersegment	—	—	—	16,594	—	—	(16,594)	—
Total revenues	606,057	—	98,791	198,048	17,090	169,209	(16,594)	1,072,601
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	473,522	—	235	114,344	—	139,362	(16,594)	710,869
Operating	64,446	—	63,058	25,320	6,610	7,724	(1)	167,157
General and administrative	19,687	22	11,169	7,080	5,680	7,588	27,046	78,272
Depreciation and amortization	31,385	—	9,451	23,098	6,367	3,083	1,046	74,430
Loss (gain) on disposal of long-lived assets, net	(530)	—	(917)	1,894	—	105	927	1,479
Total expenses	588,510	22	82,996	171,736	18,657	157,862	12,424	1,032,207
Earnings from equity method investments	55,662	5,037	—	—	—	—	—	60,699
Gain on issuance of common units by equity method investee	—	6,033	—	—	—	—	—	6,033
Operating income (loss)	73,209	11,048	15,795	26,312	(1,567)	11,347	(29,018)	107,126
Other expenses (income), net	39,759	(18,527)	8,034	9,624	1,705	268	(7,138)	33,725
Income (loss) from continuing operations before income taxes	$33,450	$29,575	$7,761	$16,688	$(3,272)	$11,079	$(21,880)	$73,401

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

4.    SEGMENTS, Continued

	Nine Months Ended September 30, 2014
	Crude	SemStream	SemCAMS	SemGas	SemLogistics	SemMexico	Corporate and Other	Consolidated
				(dollars in thousands)
Revenues:
External	$961,526	$—	$133,037	$260,951	$10,070	$209,758	$—	$1,575,342
Intersegment	—	—	—	29,410	—	—	(29,410)	—
Total revenues	961,526	—	133,037	290,361	10,070	209,758	(29,410)	1,575,342
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	843,928	—	235	215,535	615	180,800	(29,410)	1,211,703
Operating	54,885	—	86,039	24,421	6,168	8,066	—	179,579
General and administrative	15,076	91	11,390	6,524	4,546	8,791	17,464	63,882
Depreciation and amortization	27,153	—	11,021	19,312	7,593	4,538	1,282	70,899
Loss (gain) on disposal of long-lived assets, net	230	—	(950)	20,092	(2,495)	(35)	3,791	20,633
Total expenses	941,272	91	107,735	285,884	16,427	202,160	(6,873)	1,546,696
Earnings from equity method investments	44,295	4,077	—	—	—	—	—	48,372
Gain on issuance of common units by equity method investee	—	26,899	—	—	—	—	—	26,899
Operating income (loss)	64,549	30,885	25,302	4,477	(6,357)	7,598	(22,537)	103,917
Other expenses (income), net	20,367	(30,582)	11,825	6,032	1,303	(70)	21,743	30,618
Income (loss) from continuing operations before income taxes	$44,182	$61,467	$13,477	$(1,555)	$(7,660)	$7,668	$(44,280)	$73,299

5.	INVENTORIES
Inventories consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Crude oil	$49,048	$26,722
Asphalt and other	14,809	16,810
Total inventories	$63,857	$43,532

During the nine months ended ended September 30, 2015, our Crude segment recorded non-cash charges of $1.2 million to write-down crude oil inventory to the lower of cost or market.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

6.	FINANCIAL INSTRUMENTS
Fair value of financial instruments
We record certain financial assets and liabilities at fair value at each balance sheet date. The tables below summarize the balances of commodity derivative assets and liabilities at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015			December 31, 2014
Derivatives subject to netting arrangements:	Level 1	Netting*	Total	Level 1	Netting*	Total
Commodity derivatives:
Assets	$5,355	$(364)	$4,991	$3,311	$(1,637)	$1,674
Liabilities	$364	$(364)	$—	$1,637	$(1,637)	$—
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
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value levels. At September 30, 2015, all of our physical fixed price forward purchases and sales contracts were being accounted for as normal purchases and normal sales.
There were no financial assets or liabilities recorded at fair value which were classified as Level 2 or Level 3 during the three months and nine months ended September 30, 2015 and 2014. As such, no rollforward of Level 3 activity has been presented.
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
The following table sets forth the notional quantities for commodity derivative instruments entered into (in thousands of barrels):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Sales	5,735	1,525	19,187	3,475
Purchases	5,775	1,313	19,188	3,128
We have not designated any of our commodity derivative instruments as accounting hedges. We have recorded the fair value of our commodity derivative instruments on our condensed consolidated balance sheets in other current assets and other current liabilities in the following amounts (in thousands):

	September 30, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
Commodity contracts	$4,991	$—	$1,674	$—
We have posted margin deposits as collateral with brokers who have the right of set off associated with these funds. Our margin accounts were in a net liability position as of September 30, 2015 of $2.3 million. At December 31, 2014, our margin deposit balance was $0.8 million. These margin account balances have not been offset against our net commodity derivative instrument (contract) positions. Had these margin deposits been netted against our net commodity derivative instrument (contract) positions as of September 30, 2015 and December 31, 2014, we would have had net asset positions of $2.6 million and $2.5 million, respectively.
Realized and unrealized gains (losses) from our commodity derivatives were recorded to product revenue in the following amounts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Commodity contracts	$6,036	$4,047	$3,768	$1,298
Concentrations of risk
During the three months ended September 30, 2015, two customers of our Crude segment accounted for more than 10% of our consolidated revenues at approximately 43%. We purchased approximately $40.3 million of product from one third-party supplier of our Crude segment, which represented approximately 15% of our costs of products sold.
During the nine months ended September 30, 2015, two customers of our Crude segment accounted for more than 10% of our consolidated revenues at approximately 38%. We purchased approximately $93.2 million of product from one third-party supplier of our Crude segment, which represented approximately 13% of our costs of products sold.
At September 30, 2015, one third-party customer of our Crude segment accounted for approximately 37% of our consolidated accounts receivable.

7.	INCOME TAXES

The effective tax rate was 51% and 43% for the three months ended September 30, 2015 and 2014, respectively, and 40% and 46% for the nine months ended September 30, 2015 and 2014, respectively. The rate for the nine months ended September 30, 2014 is impacted by disallowance of a foreign loss on cross jurisdictional intercompany debt waivers which had no net impact to U.S. taxes, by the net favorable resolution of Canadian income tax audits for periods through December 2009 and $3.1 million Canadian withholding tax paid on remittances to the U.S. Significant items that impacted the effective tax rate for each period, as compared to the U.S. federal statutory rate of 35%, include earnings in foreign jurisdictions taxed at lower rates and a non-controlling interest in Rose Rock for which taxes are not provided.

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

8.	LONG-TERM DEBT
Our long-term debt consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
SemGroup 7.50% senior unsecured notes due 2021	$300,000	$300,000
SemGroup corporate revolving credit facility	—	35,000
Rose Rock 5.625% senior unsecured notes due 2022	400,000	400,000
Rose Rock 5.625% senior unsecured notes due 2023	344,410	—
Rose Rock revolving credit facility	—	32,000
SemMexico revolving credit facility	—	—
Capital leases	95	132
Total long-term debt	$1,044,505	$767,132
Less: current portion of long-term debt	37	40
Noncurrent portion of long-term debt	$1,044,468	$767,092
SemGroup senior unsecured notes due 2021
For the three months ended September 30, 2015 and 2014, we incurred $5.8 million and $5.8 million, respectively, of interest expense related to $300 million of 7.50% senior unsecured notes due 2021 (the "SemGroup Notes") including the amortization of debt issuance costs. For the nine months ended September 30, 2015 and 2014, we incurred $17.5 million and $17.5 million, respectively, of interest expense related to the SemGroup Notes including amortization of debt issuance costs.
SemGroup corporate revolving credit facility
At September 30, 2015, we had no outstanding cash borrowings on our $500 million revolving credit facility.
At September 30, 2015, we had outstanding letters of credit under the facility of $4.5 million, for which the rate in effect was 2.0%.
We incurred interest expense related to the SemGroup revolving credit facility of $0.8 million and $1.2 million for the three months ended September 30, 2015 and 2014, respectively, including amortization of debt issuance costs. We

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

8.	LONG-TERM DEBT, Continued

incurred interest expense related to the SemGroup revolving credit facility of $2.8 million and $4.9 million for the nine months ended September 30, 2015 and 2014, respectively, including amortization of debt issuance costs.
Rose Rock senior unsecured notes due 2022
At September 30, 2015, Rose Rock had outstanding $400 million of 5.625% senior unsecured notes due 2022 (the "Rose Rock 2022 Notes"). For the three months ended September 30, 2015 and 2014, we incurred $5.9 million and $5.8 million, respectively, of interest expense related to the Rose Rock 2022 Notes including amortization of debt issuance costs. For the nine months ended September 30, 2015 and 2014, we incurred $17.6 million and $5.8 million, respectively, of interest expense related to the Rose Rock 2022 Notes including amortization of debt issuance costs.
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
The Rose Rock 2023 notes were sold at 98.345% of par, a discount of $5.8 million. The discount is reported as a reduction to the face value of the Rose Rock 2023 Notes on our condensed consolidated balance sheets and is being amortized over the life of the Rose Rock 2023 Notes using the interest method. At September 30, 2015, the unamortized discount was $5.6 million.
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
Interest on the Rose Rock Notes is payable in arrears on May 15th and November 15th to holders of record on May 1st and November 1st each year until maturity.
For the three months and nine months ended September 30, 2015, we incurred $5.2 million and $7.9 million, respectively, of interest expense related to the Rose Rock 2023 Notes including amortization of debt issuance costs.
Rose Rock revolving credit facility
At September 30, 2015, Rose Rock had no outstanding cash borrowings under the $585 million Rose Rock revolving credit facility.
At September 30, 2015, Rose Rock had $38.9 million in outstanding letters of credit, and the rate in effect was 2.50%.
Rose Rock had $25.9 million of Secured Bilateral Letters of Credit outstanding at September 30, 2015. The interest rate in effect was 1.75%. secured bilateral letters of credit are external to the facility and do not reduce availability for borrowing on the revolving credit facility.
We incurred $1.4 million and $2.0 million of interest expense related to this facility during the three months ended September 30, 2015 and 2014, respectively, including letters of credit and amortization of debt issuance costs. We incurred $5.6 million and $6.9 million of interest expense related to this facility during the nine months ended September 30, 2015 and 2014, respectively, including letters of credit and amortization of debt issuance costs.
SemMexico revolving credit facility
SemMexico had a $44 million Mexican pesos (U.S. $2.6 million at the September 30, 2015 exchange rate) revolving credit facility, which matured in May 2015. At the time of the maturity, there were no outstanding borrowings.
SemMexico had a $56 million Mexican pesos (U.S. $3.3 million at the September 30, 2015 exchange rate) revolving credit facility, which matured in July 2015. At the time of the maturity, there were no outstanding borrowings.
On May 22, 2015, SemMexico entered into a $100 million Mexican pesos (U.S. $5.8 million at the September 30, 2015 exchange rate) revolving credit facility, which matures in May 2018. There were no outstanding borrowings on the facility at September 30, 2015. Borrowings are unsecured and bear interest at the bank prime rate in Mexico plus 1.50%.
At September 30, 2015, SemMexico had an outstanding letter of credit of $292.8 million Mexican pesos (U.S. $17.1 million at the September 30, 2015 exchange rate). The interest rate in effect was 0.25%.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

8.	LONG-TERM DEBT, Continued

Capitalized interest
During the nine months ended September 30, 2015 and 2014, we capitalized interest of $1.0 million and $1.0 million, respectively.
Fair value
We estimate the fair value of the SemGroup Notes, the Rose Rock 2022 Notes and the Rose Rock 2023 Notes to be $298 million, $352 million and $310 million, respectively, at September 30, 2015, based on unadjusted, transacted market prices, which are categorized as Level 1 measurements.

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

Rock Midstream Field Services, LLC; Veronica Veyro as Rep of Estate of Sergio Veyro Sr., Deceased vs. Rose Rock Midstream Field Services, LLC; Veronica Kimberly Veyro vs. Rose Rock Midstream Field Services, LLC; Roberto Rivera-Castilla vs. Rose Rock Midstream Field Services, LLC; Mary Alice Medellin vs. Rose Rock Midstream Field Services, LLC; Mary Medellin as Rep of Estate of Juan Medellin, Jr. vs. Rose Rock Midstream Field Services, LLC; Mary Medellin on behalf of those entitled to recover for the Wrongful Death of Juan Medellin, Jr. vs. Rose Rock Midstream Field Services, LLC; Elizabeth Rolon vs. Rose Rock Midstream Field Services, LLC; Juan Francisco Medellin, III vs. Rose Rock Midstream Field Services, LLC and David Rodriguez and Maribel Rodriguez vs. Rose Rock Midstream Field Services, LLC and Jesus T. Riojas. In August 2015, Rose Rock Midstream, L.P. and SemGroup Corporation were added as Defendants. We are currently working with counsel for the interested parties to investigate the accident, and no determination of liability has been made.  Mediation including all parties is scheduled for the first week of November 2015. Trial on all these cases is currently scheduled to begin on February 9, 2016. We will continue to defend our position and believe that any liability that may arise from this incident will be covered by our insurance; however, we cannot predict the outcome.
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
In a letter dated August 18, 2011, Blueknight claimed that SemCrude owed Blueknight approximately 141,000 barrels of crude oil, and that SemCrude came to possess this oil as a result of a breach of the agreement and other tortious conduct. We responded to Blueknight’s letter denying their charges and requesting documentation from Blueknight of its claim for missing barrels. On February 14, 2012, after months of interaction between the parties through which Blueknight was requested to substantiate its claim, Blueknight filed suit against SemCrude and other related companies in the District Court of Oklahoma County, Oklahoma. On May 1, 2012, the case was transferred to Tulsa County, Oklahoma. On July 2, 2012, the Tulsa County District Court appointed a Special Master to review terminal operations accounting records and determine whether 141,000 barrels of crude oil owned by Blueknight is missing after three months of operations in April through June, 2010. On June 11, 2013, the Special Master’s Report was filed with the District Court finding a shortage in Blueknight’s Cushing terminal and Oklahoma pipeline system of 148,000 barrels. However, after a review of all records created during that three month time period, the Special Master was unable to determine how the shortage might have occurred and was unable to determine the ownership of the potential shortage.

The parties completed discovery in the District Court, where substantial documentation was exchanged and deposition testimony was taken. After the parties attended mediation, a confidential settlement was executed on September 11, 2015. In exchange for mutual releases, a dismissal with prejudice of all claims and counter-claims, and without any party admitting fault or liability whatsoever, SemGroup agreed to pay Blueknight $12.3 million in cash. The dismissal with prejudice of all claims and counter-claims was filed in the Tulsa County District Court case on September 22, 2015, and the suit is now closed.
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
Asset retirement obligations
We will be required to incur significant removal and restoration costs when we retire our natural gas gathering and processing facilities in Canada. During the second quarter of 2015, we completed a reevaluation of our asset retirement obligations and recorded reductions to the liability and offsetting asset of $26.0 million. The reduction was largely due to a change in the estimated timing of the retirement of the facilities. At September 30, 2015, we have an asset retirement obligation liability of $16.0 million, which is included within other noncurrent liabilities on our condensed consolidated balance sheets. This amount was calculated using the $121.6 million cost we estimate we would incur to retire these facilities, discounted based on our risk-adjusted cost of borrowing and the estimated timing of remediation.
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
Purchase and sale commitments
We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We account for derivatives at fair value with the exception of commitments which have been designated as normal purchases and sales for which we do not record assets or liabilities related to these agreements until the product is purchased or sold. At September 30, 2015, such commitments included the following (in thousands):

	Volume (Barrels)	Value
Fixed price purchases	2,635	$116,683
Fixed price sales	3,485	$156,359
Floating price purchases	17,683	$797,546
Floating price sales	22,268	$915,732
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

Our SemGas segment has a take or pay contractual obligation related to the fractionation of natural gas liquids through June 2023. At September 30, 2015, no amounts were due under the contract. The approximate amount of future obligation is as follows (in thousands):

For year ending:
December 31, 2015	$2,705
December 31, 2016	11,804
December 31, 2017	11,938
December 31, 2018	10,060
December 31, 2019	9,121
Thereafter	24,392
Total expected future payments	$70,020
SemGas further has a take or pay contractual obligation related to pipeline transportation through October 2015. The amount of future obligation is approximately $0.4 million. SemGas also enters into contracts under which we are responsible for marketing the majority of the gas and natural gas liquids produced by the counterparties to the agreements. The majority of SemGas’ revenues were generated from such contracts.
Rose Rock has a take-or-pay obligation with our equity method investee, White Cliffs, for approximately 5,000 barrels per day of space on White Cliffs' pipeline subject to completion of an expansion project related to Rose Rock's Platteville facilities. The agreement became effective in October 2015 and has a term of 5 years. Annual payments to White Cliffs under the agreement are expected to be $9.4 million.
See Note 3 for capital contribution requirements related to the White Cliffs expansion.

10.	EQUITY
Unaudited condensed consolidated statement of changes in owners’ equity
The following table shows the changes in our consolidated owners’ equity accounts from December 31, 2014 to September 30, 2015 (in thousands):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

10.	EQUITY, Continued

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Owners’ Equity
Balance at December 31, 2014	$436	$1,245,877	$(1,332)	$(68,332)	$(27,141)	$69,929	$1,219,437
Net income	—	—	—	29,636	—	14,153	43,789
Other comprehensive loss, net of income taxes	—	—	—	—	(23,750)	—	(23,750)
Distributions to noncontrolling interests	—	—	—	—	—	(29,780)	(29,780)
Dividends paid	—	(49,836)	—	—	—	—	(49,836)
Unvested dividend equivalent rights	—	(246)	—	—	—	(142)	(388)
Non-cash equity compensation	—	6,589	—	—	—	1,013	7,602
Issuance of common stock under compensation plans	3	1,513	—	—	—	—	1,516
Repurchase of common stock	—	—	(4,259)	—	—	—	(4,259)
Rose Rock Midstream, L.P. equity issuance	—	—	—	—	—	89,119	89,119
Transfer of WOT and Glass Mountain to Rose Rock	—	32,164	—	—	—	(51,452)	(19,288)
Balance at September 30, 2015	$439	$1,236,061	$(5,591)	$(38,696)	$(50,891)	$92,840	$1,234,162
Accumulated other comprehensive loss
The following table presents the changes in the components of accumulated other comprehensive loss from December 31, 2014 to September 30, 2015 (in thousands):

	Currency Translation	Employee Benefit Plans	Total
Balance at December 31, 2014	$(25,059)	$(2,082)	$(27,141)
Currency translation adjustment, net of income tax benefit of $14,902	(23,774)	—	(23,774)
Changes related to benefit plans, net of income tax expense of $8	—	24	24
Balance at September 30, 2015	$(48,833)	$(2,058)	$(50,891)
There were no significant items reclassified out of accumulated other comprehensive loss to net income for the three months and nine months ended September 30, 2015.
Common stock
During the nine months ended September 30, 2015, we issued 24,882 shares under the Employee Stock Purchase Plan and 183,549 shares related to our equity based compensation awards. Of these vested shares related to compensation awards, recipients sold back to the Company 62,233 shares to satisfy tax withholding obligations which are being recognized at cost as treasury stock on the condensed consolidated balance sheet.
Equity-based compensation
At September 30, 2015, there were approximately 412,000 unvested shares that have been granted under our director and employee compensation programs. The par value of these shares is not reflected in common stock on the condensed consolidated balance sheet, as these shares have not yet vested. For certain of the awards, the number of shares that will vest is contingent upon our achievement of certain specified targets. If we meet the specified maximum targets, approximately 170,000 additional shares could vest.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

10.	EQUITY, Continued

The holders of certain restricted stock awards are entitled to equivalent dividends (“UDs”) to be received upon vesting of the related restricted stock awards and will be settled in cash. At September 30, 2015, the value of the UDs to be settled in cash related to unvested restricted stock awards was approximately $487 thousand.
During the nine months ended September 30, 2015, we granted 151,588 restricted stock awards with a weighted average grant date fair value of $88.23 per award.
Dividends
The following table sets forth the quarterly dividends per share declared and/or paid to shareholders for the periods indicated:

Quarter Ending	Dividend Per Share	Date Declared	Date of Record	Date Paid
March 31, 2014	$0.22	February 25, 2014	March 10, 2014	March 20, 2014
June 30, 2014	$0.24	May 8, 2014	May 19, 2014	May 29, 2014
September 30, 2014	$0.27	August 6, 2014	August 18, 2014	August 28, 2014
December 31, 2014	$0.30	November 6, 2014	November 17, 2014	November 28, 2014
March 31, 2015	$0.34	February 26, 2015	March 9, 2015	March 20, 2015
June 30, 2015	$0.38	May 6, 2015	May 18, 2015	May 29, 2015
September 30, 2015	$0.42	August 4, 2015	August 17, 2015	August 25, 2015
December 31, 2015	$0.45	November 3, 2015	November 16, 2015	November 24, 2015

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

11.	EARNINGS PER SHARE

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
The following summarizes the calculation of basic earnings per share for the three months and nine months ended September 30, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Continuing Operations	Discontinued Operations	Net	Continuing Operations	Discontinued Operations	Net
Income (loss)	$9,581	$(1)	$9,580	$32,196	$—	$32,196
less: Income attributable to noncontrolling interests	4,707	—	4,707	6,934	—	6,934
Income (loss) attributable to SemGroup	$4,874	$(1)	$4,873	$25,262	$—	$25,262
Weighted average common stock outstanding	43,808	43,808	43,808	42,708	42,708	42,708
Basic earnings per share	$0.11	$—	$0.11	$0.59	$—	$0.59

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Continuing Operations	Discontinued Operations	Net	Continuing Operations	Discontinued Operations	Net
Income (loss)	$43,792	$(3)	$43,789	$39,355	$(5)	$39,350
less: Income attributable to noncontrolling interests	14,153	—	14,153	18,184	—	18,184
Income (loss) attributable to SemGroup	$29,639	$(3)	$29,636	$21,171	$(5)	$21,166
Weighted average common stock outstanding	43,775	43,775	43,775	42,674	42,674	42,674
Basic earnings per share	$0.68	$—	$0.68	$0.50	$—	$0.50

The following summarizes the calculation of diluted earnings per share for the three months and nine months ended September 30, 2015 and 2014 (in thousands, except per share amounts):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

11.	EARNINGS PER SHARE, Continued

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Continuing Operations	Discontinued Operations	Net	Continuing Operations	Discontinued Operations	Net
Income (loss)	$9,581	$(1)	$9,580	$32,196	$—	$32,196
less: Income attributable to noncontrolling interests	4,707	—	4,707	6,934	—	6,934
Income (loss) attributable to SemGroup	$4,874	$(1)	$4,873	$25,262	$—	$25,262
Weighted average common stock outstanding	43,808	43,808	43,808	42,708	42,708	42,708
Effect of dilutive securities	163	163	163	305	305	305
Diluted weighted average common stock outstanding	43,971	43,971	43,971	43,013	43,013	43,013
Diluted earnings per share	$0.11	$—	$0.11	$0.59	$—	$0.59

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Continuing Operations	Discontinued Operations	Net	Continuing Operations	Discontinued Operations	Net
Income (loss)	$43,792	$(3)	$43,789	$39,355	$(5)	$39,350
less: Income attributable to noncontrolling interests	14,153	—	14,153	18,184	—	18,184
Income (loss) attributable to SemGroup	$29,639	$(3)	$29,636	$21,171	$(5)	$21,166
Weighted average common stock outstanding	43,775	43,775	43,775	42,674	42,674	42,674
Effect of dilutive securities	194	194	194	302	302	302
Diluted weighted average common stock outstanding	43,969	43,969	43,969	42,976	42,976	42,976
Diluted earnings per share	$0.67	$—	$0.67	$0.49	$—	$0.49

All outstanding warrants expired on November 30, 2014 and therefore have no dilutive effect for the three months and nine months ended September 30, 2015. During the three months and nine months ended September 30, 2014, we recorded expenses of $5.5 million and $23.5 million, respectively, related to the change in fair value of the warrants. Because the mark to market valuation of the warrants resulted in losses, the warrants would have been antidilutive and, therefore, were not included in the computation of diluted earnings per share.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

12.	SUPPLEMENTAL CASH FLOW INFORMATION
The following table summarizes the changes in the components of operating assets and liabilities, net of the effects of acquisitions, shown on our condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2015	2014
Decrease (increase) in restricted cash	$6,798	$(2,188)
Decrease (increase) in accounts receivable	8,179	(95,642)
Decrease (increase) in receivable from affiliates	8,986	29,094
Decrease (increase) in inventories	(23,256)	(18,676)
Decrease (increase) in derivatives and margin deposits	3,159	(2,200)
Decrease (increase) in other current assets	(1,807)	(1,690)
Decrease (increase) in other assets	1,818	(221)
Increase (decrease) in accounts payable and accrued liabilities	1,259	81,835
Increase (decrease) in payable to affiliates	(2,310)	(31,781)
Increase (decrease) in payables to pre-petition creditors	(3,836)	(47)
Increase (decrease) in other noncurrent liabilities	(1,336)	1,585
	$(2,346)	$(39,931)

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
In the second quarter of 2015, our SemCAMS segment completed the reevaluation of its asset retirement liability which resulted in reductions of $26.0 million to both the liability and offsetting asset. This non-cash adjustment is not reflected in our cash flows for the nine months ended September 30, 2015.
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
We paid cash interest of $40.5 million and $21.6 million for the nine months ended September 30, 2015 and 2014, respectively.
We paid cash for income taxes (net of refunds received) of $6.3 million and $17.9 million for the nine months ended September 30, 2015 and 2014, respectively.
We incurred liabilities for construction work in process that had not been paid of $7.3 million and $13.4 million as of September 30, 2015 and 2014, respectively. Such amounts are not included in capital expenditures on the consolidated statements of cash flows.

13.	RELATED PARTY TRANSACTIONS
NGL Energy
As described in Note 3, we own interests in NGL Energy, which we account for under the equity method.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
13.     RELATED PARTY TRANSACTIONS, Continued

During the three months and nine months ended September 30, 2015 and 2014, we generated the following transactions with NGL Energy and its subsidiaries (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$19,540	$103,684	$139,456	$384,578
Purchases	$15,994	$86,400	$126,255	$357,245
Reimbursements from NGL Energy for services	$—	$42	$56	$126
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
White Cliffs
As described in Note 3, we account for our ownership interest in White Cliffs under the equity method. During the three months ended September 30, 2015 and 2014, we generated storage revenue from White Cliffs of approximately $1.1 million and $0.7 million, respectively. During the nine months ended September 30, 2015 and 2014, we generated storage revenue from White Cliffs of approximately $3.2 million and $2.2 million, respectively. We incurred $0.8 million and $1.0 million of cost for the three months ended September 30, 2015 and 2014, respectively, related to transportation fees for shipments on White Cliffs. We incurred $2.6 million and $2.7 million of cost for the nine months ended September 30, 2015 and 2014, respectively, related to transportation fees for shipments on White Cliffs. We received $0.1 million and $0.1 million in management fees from White Cliffs for the three months ended September 30, 2015 and 2014, respectively. We received $0.3 million and $0.3 million in management fees from White Cliffs for the nine months ended September 30, 2015 and 2014, respectively.
Glass Mountain
We incurred $0.5 million and $0.3 million of cost for the three months ended September 30, 2015 and 2014, respectively, related to transportation fees for shipments on the Glass Mountain Pipeline. We incurred $1.7 million and $0.4 million of cost for the nine months ended September 30, 2015 and 2014, respectively, related to transportation fees for shipments on the Glass Mountain Pipeline. We received $0.2 million and $0.2 million in fees from Glass Mountain for the three months ended September 30, 2015 and 2014, respectively, related to support and administrative services associated with pipeline operations. We received $0.6 million and $0.6 million in fees from Glass Mountain for the nine months ended September 30, 2015 and 2014, respectively, related to support and administrative services associated with pipeline operations. We made purchases of crude oil of $1.5 million from Glass Mountain during the nine months ended September 30, 2015.
Legal services
The law firm of Conner & Winters, LLP, of which Mark D. Berman is a partner, performs legal services for us. Mr. Berman is the spouse of Candice L. Cheeseman, General Counsel and Secretary. Mr. Berman does not perform any legal services for us. SemGroup paid $0.3 million and $0.4 million in legal fees and related expenses to this law firm during the three months ended September 30, 2015 and 2014, respectively (of which $9.1 thousand was paid by White Cliffs during the three months ended September 30, 2014). SemGroup paid $1.1 million and $1.0 million in legal fees and related expenses to this law firm during the nine months ended September 30, 2015 and 2014, respectively (of which $3.4 thousand and $90.1 thousand was paid by White Cliffs during the nine months ended September 30, 2015 and 2014, respectively).

14.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

14.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Our SemGroup Notes are guaranteed by certain of our subsidiaries as follows: SemGas, L.P., SemMaterials, L.P., SemGroup Europe Holding, L.L.C., SemOperating G.P., L.L.C., SemMexico, L.L.C., SemDevelopment, L.L.C., Rose Rock Midstream Holdings, LLC and Mid-America Midstream Gas Services, L.L.C. (collectively, the "Guarantors").
Each of the Guarantors is 100% owned by SemGroup Corporation (the "Parent"). Such guarantees of the SemGroup Notes are full and unconditional and constitute the joint and several obligations of the Guarantors. There are no significant restrictions upon the ability of the Parent or any of the Guarantors to obtain funds from its respective subsidiaries by dividend or loan. None of the assets of the Guarantors represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act.
In February 2015, we contributed our interests in Wattenberg Holding, LLC and Glass Mountain Holding, LLC to Rose Rock (Note 2). As a result of this transaction, Wattenberg Holding, LLC and Glass Mountain Holding, LLC no longer guarantee our SemGroup Notes. In June 2015, SemCanada, L.P. and SemCanada II, L.P. were released as Guarantors and no longer guarantee our SemGroup Notes. Prior period comparative information has been recast to reflect Wattenberg Holding, LLC, Glass Mountain Holding, LLC, SemCanada, L.P. and SemCanada II, L.P. as non-guarantors.
Unaudited condensed consolidating financial statements for the Parent, the Guarantors and non-guarantors as of September 30, 2015 and December 31, 2014 and for the three months and nine months ended September 30, 2015 and 2014 are presented on an equity method basis in the tables below (in thousands).
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

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

14.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Balance Sheets

	September 30, 2015
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$40,950	$—	$108,628	$(3,585)	$145,993
Accounts receivable, net	706	26,789	305,662	—	333,157
Receivable from affiliates	921	1,318	8,050	(2,456)	7,833
Inventories	—	963	62,894	—	63,857
Other current assets	9,564	550	10,287	—	20,401
Total current assets	52,141	29,620	495,521	(6,041)	571,241
Property, plant and equipment, net	4,728	527,799	942,420	—	1,474,947
Equity method investments	1,514,132	417,621	430,168	(1,814,473)	547,448
Goodwill	—	13,052	44,540	—	57,592
Other intangible assets, net	22	146,233	18,585	—	164,840
Other noncurrent assets, net	40,240	3,168	18,092	—	61,500
Total assets	$1,611,263	$1,137,493	$1,949,326	$(1,820,514)	$2,877,568
LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$574	$15,267	$247,784	$—	$263,625
Payable to affiliates	211	10	13,386	(2,457)	11,150
Accrued liabilities	14,453	12,495	63,639	(3)	90,584
Deferred revenue	—	—	11,403	—	11,403
Other current liabilities	461	—	910	—	1,371
Current portion of long-term debt	—	—	37	—	37
Total current liabilities	15,699	27,772	337,159	(2,460)	378,170
Long-term debt	300,000	7,520	760,968	(24,020)	1,044,468
Deferred income taxes	151,785	—	46,512	—	198,297
Other noncurrent liabilities	2,457	—	20,014	—	22,471
Commitments and contingencies
Owners’ equity excluding noncontrolling interests in consolidated subsidiaries	1,141,322	1,102,201	691,833	(1,794,034)	1,141,322
Noncontrolling interests in consolidated subsidiaries	—	—	92,840	—	92,840
Total owners’ equity	1,141,322	1,102,201	784,673	(1,794,034)	1,234,162
Total liabilities and owners’ equity	$1,611,263	$1,137,493	$1,949,326	$(1,820,514)	$2,877,568

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

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

14.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Statements of Operations

	Three Months Ended September 30, 2015
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$49,129	$268,384	$(4,162)	$313,351
Service	—	15,141	48,950	—	64,091
Other	—	—	19,623	—	19,623
Total revenues	—	64,270	336,957	(4,162)	397,065
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	36,345	242,456	(4,162)	274,639
Operating	—	8,507	44,760	—	53,267
General and administrative	4,730	2,376	15,939	—	23,045
Depreciation and amortization	423	8,462	17,137	—	26,022
Loss (gain) on disposal or impairment of long-lived assets, net	—	35	(986)	—	(951)
Total expenses	5,153	55,725	319,306	(4,162)	376,022
Earnings from equity method investments	15,416	13,936	17,116	(30,231)	16,237
Gain on issuance of common units by equity method investee	136	—	—	—	136
Operating income	10,399	22,481	34,767	(30,231)	37,416
Other expenses (income), net:
Interest expense	185	7,215	11,998	(228)	19,170
Foreign currency transaction gain	—	—	(385)	—	(385)
Other income, net	(246)	—	(938)	228	(956)
Total other expense (income), net	(61)	7,215	10,675	—	17,829
Income from continuing operations before income taxes	10,460	15,266	24,092	(30,231)	19,587
Income tax expense	5,587	—	4,419	—	10,006
Income from continuing operations	4,873	15,266	19,673	(30,231)	9,581
Loss from discontinued operations, net of income taxes	—	—	(1)	—	(1)
Net income	4,873	15,266	19,672	(30,231)	9,580
Less: net income attributable to noncontrolling interests	—	—	4,707	—	4,707
Net income attributable to SemGroup	$4,873	$15,266	$14,965	$(30,231)	$4,873
Net income	$4,873	$15,266	$19,672	$(30,231)	$9,580
Other comprehensive income (loss), net of income taxes	7,055	251	(27,516)	—	(20,210)
Comprehensive income (loss)	11,928	15,517	(7,844)	(30,231)	(10,630)
Less: comprehensive income attributable to noncontrolling interests	—	—	4,707	—	4,707
Comprehensive income (loss) attributable to SemGroup	$11,928	$15,517	$(12,551)	$(30,231)	$(15,337)

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

14.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Three Months Ended September 30, 2014
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$83,442	$421,704	$(9,710)	$495,436
Service	—	12,320	52,899	—	65,219
Other	—	—	33,580	—	33,580
Total revenues	—	95,762	508,183	(9,710)	594,235
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	67,929	399,844	(9,710)	458,063
Operating	—	9,031	60,346	—	69,377
General and administrative	7,862	2,323	13,111	—	23,296
Depreciation and amortization	430	6,893	17,877	—	25,200
Loss (gain) on disposal or impairment of long-lived assets, net	—	(7)	1,383	—	1,376
Total expenses	8,292	86,169	492,561	(9,710)	577,312
Earnings from equity method investments	15,778	5,879	18,705	(26,139)	14,223
Gain on issuance of common units by equity method investee	18,772	—	—	—	18,772
Operating income	26,258	15,472	34,327	(26,139)	49,918
Other expenses (income), net:
Interest expense	1,658	2,330	11,650	(831)	14,807
Foreign currency transaction loss	—	—	128	—	128
Other income, net	(22,030)	—	(104)	831	(21,303)
Total other expense (income), net	(20,372)	2,330	11,674	—	(6,368)
Income from continuing operations before income taxes	46,630	13,142	22,653	(26,139)	56,286
Income tax expense	21,368	—	2,722	—	24,090
Net income	25,262	13,142	19,931	(26,139)	32,196
Less: net income attributable to noncontrolling interests	—	—	6,934	—	6,934
Net income attributable to SemGroup	$25,262	$13,142	$12,997	$(26,139)	$25,262
Net income	$25,262	$13,142	$19,931	$(26,139)	$32,196
Other comprehensive income (loss), net of income taxes	3,377	—	(13,708)	—	(10,331)
Comprehensive income	28,639	13,142	6,223	(26,139)	21,865
Less: comprehensive income attributable to noncontrolling interests	—	—	6,934	—	6,934
Comprehensive income (loss) attributable to SemGroup	$28,639	$13,142	$(711)	$(26,139)	$14,931

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

14.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Nine Months Ended September 30, 2015
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$150,475	$688,322	$(16,579)	$822,218
Service	—	45,343	147,229	—	192,572
Other	—	—	57,811	—	57,811
Total revenues	—	195,818	893,362	(16,579)	1,072,601
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	112,645	614,803	(16,579)	710,869
Operating	—	25,443	141,714	—	167,157
General and administrative	26,958	7,082	44,232	—	78,272
Depreciation and amortization	1,046	22,750	50,634	—	74,430
Loss on disposal of long-lived assets, net	—	142	1,337	—	1,479
Total expenses	28,004	168,062	852,720	(16,579)	1,032,207
Earnings from equity method investments	58,804	41,512	55,663	(95,280)	60,699
Gain on issuance of common units by equity method investee	6,033	—	—	—	6,033
Operating income	36,833	69,268	96,305	(95,280)	107,126
Other expenses (income), net:
Interest expense	2,388	18,866	31,056	(1,727)	50,583
Foreign currency transaction gain	(5)	—	(1,194)	—	(1,199)
Other income, net	(16,333)	—	(1,053)	1,727	(15,659)
Total other expense (income), net	(13,950)	18,866	28,809	—	33,725
Income from continuing operations before income taxes	50,783	50,402	67,496	(95,280)	73,401
Income tax expense	21,147	—	8,462	—	29,609
Income from continuing operations	29,636	50,402	59,034	(95,280)	43,792
Loss from discontinued operations, net of income taxes	—	(1)	(2)	—	(3)
Net income	29,636	50,401	59,032	(95,280)	43,789
Less: net income attributable to noncontrolling interests	—	—	14,153	—	14,153
Net income attributable to SemGroup	$29,636	$50,401	$44,879	$(95,280)	$29,636
Net income	$29,636	$50,401	$59,032	$(95,280)	$43,789
Other comprehensive income (loss), net of income taxes	13,355	251	(37,356)	—	(23,750)
Comprehensive income	42,991	50,652	21,676	(95,280)	20,039
Less: comprehensive income attributable to noncontrolling interests	—	—	14,153	—	14,153
Comprehensive income attributable to SemGroup	$42,991	$50,652	$7,523	$(95,280)	$5,886

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

14.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Nine Months Ended September 30, 2014
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$263,779	$1,091,050	$(29,377)	$1,325,452
Service	—	23,132	144,044	—	167,176
Other	—	—	82,714	—	82,714
Total revenues	—	286,911	1,317,808	(29,377)	1,575,342
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	212,769	1,028,311	(29,377)	1,211,703
Operating	—	24,127	155,452	—	179,579
General and administrative	17,380	6,624	39,878	—	63,882
Depreciation and amortization	1,282	18,823	50,794	—	70,899
Loss (gain) on disposal of long-lived assets, net	5,945	54,698	(40,010)	—	20,633
Total expenses	24,607	317,041	1,234,425	(29,377)	1,546,696
Earnings from equity method investments	47,097	65,658	36,537	(100,920)	48,372
Gain on issuance of common units by equity method investee	26,899	—	—	—	26,899
Operating income	49,389	35,528	119,920	(100,920)	103,917
Other expenses (income), net:
Interest expense	7,241	6,727	22,906	(2,480)	34,394
Foreign currency transaction gain	—	—	(388)	—	(388)
Other income, net	(5,729)	—	(139)	2,480	(3,388)
Total other expenses, net	1,512	6,727	22,379	—	30,618
Income from continuing operations before income taxes	47,877	28,801	97,541	(100,920)	73,299
Income tax expense	26,711	—	7,233	—	33,944
Income from continuing operations	21,166	28,801	90,308	(100,920)	39,355
Loss from discontinued operations, net of income taxes	—	—	(5)	—	(5)
Net income	21,166	28,801	90,303	(100,920)	39,350
Less: net income attributable to noncontrolling interests	—	—	18,184	—	18,184
Net income attributable to SemGroup	$21,166	$28,801	$72,119	$(100,920)	$21,166
Net income	21,166	28,801	90,303	(100,920)	39,350
Other comprehensive income (loss), net of income taxes	951	—	(7,569)	—	(6,618)
Comprehensive income	22,117	28,801	82,734	(100,920)	32,732
Less: comprehensive income attributable to noncontrolling interests	—	—	18,184	—	18,184
Comprehensive income attributable to SemGroup	$22,117	$28,801	$64,550	$(100,920)	$14,548

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

14.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Statements of Cash Flows

	Nine Months Ended September 30, 2015
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$38,781	$29,040	$103,172	$(33,944)	$137,049
Cash flows from investing activities:
Capital expenditures	(1,658)	(94,172)	(256,986)	—	(352,816)
Proceeds from sale of long-lived assets	—	34	2,503	—	2,537
Proceeds from the sale of Wattenberg Holding, LLC and Glass Mountain Holding, LLC to Rose Rock Midstream L.P.	251,181	—	—	(251,181)	—
Contributions to equity method investments	—	—	(34,059)	—	(34,059)
Proceeds from sale of common units of equity method investee	56,318	—	—	—	56,318
Distributions in excess of equity in earnings of affiliates	18,981	—	19,564	(18,981)	19,564
Net cash provided by (used in) investing activities	324,822	(94,138)	(268,978)	(270,162)	(308,456)
Cash flows from financing activities:
Debt issuance costs	(601)	—	(5,688)	—	(6,289)
Borrowings on credit facilities	126,000	—	676,208	—	802,208
Principal payments on credit facilities and other obligations	(161,000)	—	(364,037)	—	(525,037)
Proceeds from issuance of Rose Rock Midstream, L.P. common units, net of offering costs	—	—	89,119	—	89,119
Distributions to noncontrolling interests	—	—	(29,780)	—	(29,780)
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(4,259)	—	—	—	(4,259)
Dividends paid	(49,836)	—	—	—	(49,836)
Proceeds from issuance of common stock under employee stock purchase plan	909	—	—	—	909
Intercompany borrowings (advances), net	(243,120)	65,098	(126,600)	304,622	—
Net cash provided by (used in) financing activities	(331,907)	65,098	239,222	304,622	277,035
Effect of exchange rate changes on cash and cash equivalents	—	—	(233)	—	(233)
Change in cash and cash equivalents	31,696	—	73,183	516	105,395
Cash and cash equivalents at beginning of period	9,254	—	35,445	(4,101)	40,598
Cash and cash equivalents at end of period	$40,950	$—	$108,628	$(3,585)	$145,993

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

14.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Nine Months Ended September 30, 2014
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$21,740	$45,890	$59,549	$(21,279)	$105,900
Cash flows from investing activities:
Capital expenditures	(1,302)	(127,861)	(65,064)	—	(194,227)
Proceeds from sale of long-lived assets	—	2,368	1,715	—	4,083
Contributions to equity method investments	—	(16,203)	(54,527)	—	(70,730)
Proceeds from the sale of interest in SemCrude Pipeline, L.L.C. to Rose Rock Midstream L.P.	114,412	—	—	(114,412)	—
Payments to acquire businesses	—	(514)	(43,994)	—	(44,508)
Proceeds from sale of common units of equity method investee	59,744	—	—	—	59,744
Distributions in excess of equity in earnings of affiliates	1,051	1,145	5,420	(1,051)	6,565
Net cash provided by (used in) investing activities	173,905	(141,065)	(156,450)	(115,463)	(239,073)
Cash flows from financing activities:
Debt issuance costs	(93)	—	(8,577)	—	(8,670)
Borrowings on credit facilities	286,500	—	787,744	—	1,074,244
Principal payments on credit facilities and other obligations	(336,500)	—	(559,761)	—	(896,261)
Distributions to noncontrolling interests	—	—	(20,571)	—	(20,571)
Proceeds from warrant exercises	86	—	—	—	86
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(719)	—	—	—	(719)
Dividends paid	(31,149)	—	—	—	(31,149)
Proceeds from issuance of common stock under employee stock purchase plan	340	—	—	—	340
Excess tax benefit from equity-based awards	1,650	—	—	—	1,650
Intercompany borrowing (advances), net	(112,609)	95,175	(117,408)	134,842	—
Net cash provided by (used in) financing activities	(192,494)	95,175	81,427	134,842	118,950
Effect of exchange rate changes on cash and cash equivalents	—	—	1,921	—	1,921
Change in cash and cash equivalents	3,151	—	(13,553)	(1,900)	(12,302)
Cash and cash equivalents at beginning of period	2,545	—	78,342	(1,536)	79,351
Cash and cash equivalents at end of period	$5,696	$—	$64,789	$(3,436)	$67,049

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
Our assets at September 30, 2015 included:

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

◦
a twenty-lane crude oil truck unloading facility with 330,000 barrels of associated storage capacity in Platteville, Colorado which connects to the origination point of the White Cliffs Pipeline. The construction of an additional ten bays and 15,000 barrels of storage was completed in October 2015;

◦
a 75-mile, 12-inch diameter crude oil gathering pipeline system (the Wattenberg Oil Trunkline) that transports crude oil from production facilities in the DJ Basin to the White Cliffs Pipeline. It has a capacity of approximately 85,000 barrels per day as well as 210,000 barrels of operational storage and an additional 150,000 barrels of storage currently under construction;

◦	a 16-mile crude oil pipeline that connects our Platteville, Colorado crude oil terminal to the Tampa, Colorado crude oil market; and

◦	a crude oil trucking fleet of approximately 270 transport trucks and 275 trailers;

•	4.7 million common units of NGL Energy Partners LP ("NGL Energy") and an 11.78% interest in NGL Energy Holdings LLC, the general partner of NGL Energy;

•	approximately 1,900 miles of natural gas and NGL transportation, gathering and distribution pipelines in Kansas, Oklahoma, Texas and Alberta, Canada;

•	8.7 million barrels of multi-product storage capacity located in the U.K.;

•	12 asphalt cement terminals and modification facilities, one toll manufacturing facility and one portable rail unloading facility in Mexico;

•	majority interest in four natural gas processing plants in Alberta, Canada, with combined operating capacity of 695 million cubic feet per day; and

•	four natural gas processing plants in the U.S., with 595 million cubic feet per day of capacity.

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

Results of Operations
Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Revenue	$397,065	$594,235	$1,072,601	$1,575,342
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	274,639	458,063	710,869	1,211,703
Operating	53,267	69,377	167,157	179,579
General and administrative	23,045	23,296	78,272	63,882
Depreciation and amortization	26,022	25,200	74,430	70,899
Loss (gain) on disposal or impairment of long-lived assets, net	(951)	1,376	1,479	20,633
Total expenses	376,022	577,312	1,032,207	1,546,696
Earnings from equity method investments	16,237	14,223	60,699	48,372
Gain on issuance of common units by equity method investee	136	18,772	6,033	26,899
Operating income	37,416	49,918	107,126	103,917
Other expenses (income), net:
Interest expense	19,170	14,807	50,583	34,394
Foreign currency transaction loss (gain)	(385)	128	(1,199)	(388)
Other income, net	(956)	(21,303)	(15,659)	(3,388)
Total other expense (income), net	17,829	(6,368)	33,725	30,618
Income from continuing operations before income taxes	19,587	56,286	73,401	73,299
Income tax expense	10,006	24,090	29,609	33,944
Income from continuing operations	9,581	32,196	43,792	39,355
Loss from discontinued operations, net of income taxes	(1)	—	(3)	(5)
Net income	$9,580	$32,196	$43,789	$39,350
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
Interest expense
Interest expense increased in the three months ended September 30, 2015 to $19.2 million from $14.8 million in the three months ended September 30, 2014. The increase is due primarily to the issuance of $350 million of 5.625% senior unsecured notes on May 14, 2015 by Rose Rock.
Interest expense increased in the nine months ended September 30, 2015 to $50.6 million from $34.4 million in the nine months ended September 30, 2014. The increase is primarily the result of $400 million of 5.625% senior unsecured notes issued on July 2, 2014 and the issuance of $350 million of 5.625% senior unsecured notes on May 14, 2015 by Rose Rock.

Other income, net
Other income was $1.0 million for the three months ended September 30, 2015, compared to other income of $21.3 million for the same period in 2014. The decrease is due primarily to a net gain in 2014 of $26.7 million on the sale of NGL Energy common units offset, in part, by losses of $5.5 million related to changes in the fair value of outstanding warrants. There were no such sales in the third quarter of 2015 and the warrants expired on November 30, 2014.
Other income was $15.7 million for the nine months ended September 30, 2015, compared to other income of $3.4 million for the same period in 2014. The increase is due primarily to a net gain in 2015 of $14.5 million on the sale of NGL Energy common units. In 2014, a net gain of $26.7 million on such sales was offset, in part, by losses of $23.5 million related to changes in the fair value of outstanding warrants which expired on November 30, 2014.
Income tax expense (benefit)
The effective tax rate was 51% and 43% for the three months ended September 30, 2015 and 2014, respectively and 40% and 46% for the nine months ended September 30, 2015 and 2014, respectively. The rate for the nine months ended September 30, 2014 is impacted by disallowance of a foreign loss on cross jurisdictional intercompany debt waivers which had no net impact to U.S. taxes, by the net favorable resolution of Canadian income tax audits for periods through December 2009 and by $3.1 million Canadian withholding tax paid on remittances to the U.S. Significant items that impacted the effective tax rate for each period, as compared to the U.S. federal statutory rate of 35%, include earnings in foreign jurisdictions taxed at lower rates and a non-controlling interest in Rose Rock for which taxes are not provided. Further, the foreign earnings are taxed in foreign jurisdictions as well as in the U.S., since they are disregarded entities for U.S. federal income tax purposes.

Results of Operations by Reporting Segment
Crude

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Revenue	$241,086	$376,856	$606,057	$961,526
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	195,244	333,646	473,522	843,928
Operating	19,329	22,057	64,446	54,885
General and administrative	7,733	4,696	19,687	15,076
Depreciation and amortization	10,634	8,395	31,385	27,153
Loss (gain) on disposal of long-lived assets, net	(603)	291	(530)	230
Total expenses	232,337	369,085	588,510	941,272
Earnings from equity method investments	17,115	18,705	55,662	44,295
Operating income	$25,864	$26,476	$73,209	$64,549
Three months ended September 30, 2015 versus three months ended September 30, 2014
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

	Three Months Ended September 30,
(in thousands)	2015	2014
Reconciliation of operating income to Adjusted gross margin:
Operating income	$25,864	$26,476
Add:
Operating expense	19,329	22,057
General and administrative expense	7,733	4,696
Depreciation and amortization expense	10,634	8,395
Loss (gain) on disposal of long-lived assets, net	(603)	291
Less:
Unrealized gain on derivatives	4,546	411
Earnings from equity method investment	17,115	18,705
Adjusted gross margin	$41,296	$42,799
The following table shows the Adjusted gross margin generated by our fee-based services, our fixed-margin transactions and our marketing activities for the three months ended September 30, 2015 and 2014 (in thousands):

Three Months Ended September 30, 2015	Storage	Transportation (1)	Marketing Activities	Other (2)	Total
Revenues	$7,685	$20,330	$209,114	$3,957	$241,086
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	195,244	—	195,244
Less: Unrealized gain (loss) on derivatives	—	—	4,546	—	4,546
Adjusted gross margin	$7,685	$20,330	$9,324	$3,957	$41,296

(1)
Transportation Adjusted gross margin is comprised of $4.9 million, $12.7 million and $2.7 million, related to pipeline transportation (fixed-fee), trucking (fixed-fee) and buy/sells (fixed margin), respectively.

(2)	This category includes fee-based services such as unloading and ancillary storage terminal services.

Three Months Ended September 30, 2014	Storage	Transportation (1)	Marketing Activities	Other (2)	Total
Revenues	$7,636	$23,918	$342,120	$3,182	$376,856
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	333,646	—	333,646
Less: Unrealized gain (loss) on derivatives	—	—	411	—	411
Adjusted gross margin	$7,636	$23,918	$8,063	$3,182	$42,799

(1)
Transportation Adjusted gross margin is comprised of $3.4 million, $16.1 million and $4.4 million, related to pipeline transportation (fixed-fee), trucking (fixed-fee) and buy/sells (fixed margin), respectively.

(2)	This category includes fee-based services such as unloading and ancillary storage terminal services.

Adjusted gross margin decreased in the three months ended September 30, 2015, to $41.3 million from $42.8 million in the three months ended September 30, 2014, due to:

•
an increase in marketing volume of approximately 6.8 million barrels for the three months ended September 30, 2015, over the same period in 2014, partially offset by a lower spread between the acquisition and sale price for volumes of crude oil sold, as the excess of our average sales price per barrel over our average acquisition cost per barrel decreased to approximately $0.81 for the three months ended September 30, 2015, from approximately $1.70 for the three months ended September 30, 2014, resulted in a $1.2 million increase in

Adjusted gross margin during the three months ended September 30, 2015, compared to the same period in 2014. The increase in volume was primarily due to crude oil blending and sales taking advantage of contango market conditions and this increased activity depressed the overall realized average margin per barrel;

•	an increase in pumpover activity at Cushing resulted in a $0.4 million increase in Adjusted gross margin during the three months ended September 30, 2015, compared to the same period in 2014;

•
an increase in unloading volumes from our Platteville operations contributed an additional $0.4 million Adjusted gross margin during the three months ended September 30, 2015, compared to the same period in 2014;

•
the additional 0.1 million barrels of storage capacity located at our Platteville, Colorado truck unloading facility contributed an additional $0.2 million Adjusted gross margin during the three months ended September 30, 2015, compared to the same period in 2014;

•
an increase in pipeline transportation and buy/sell volumes of approximately 1.0 million barrels was offset by a lower average margin per barrel as the average margin per barrel decreased to approximately $0.76 for the three months ended September 30, 2015,from approximately $0.86 for the three months ended September 30, 2014. This resulted in a $0.1 million decrease in Adjusted gross margin during the three months ended September 30, 2015, compared to the same period in 2014;

•
a reduction in the average leased storage rate per barrel in Cushing resulted in a $0.1 million decrease to Adjusted gross margin during the three months ended September 30, 2015, compared to the same period in 2014; and

•
additional truck transportation volumes of 1.1 million barrels were offset by a higher concentration of shorter haul volumes, as the average margin per barrel decreased to approximately $1.78 for the three months ended September 30, 2015, from approximately $2.67 for the three months ended September 30, 2014. This resulted in a $3.5 million decrease in Adjusted gross margin in the three months ended September 30, 2015, compared to the same period in 2014. Related trucking costs are included in operating expense described below.

Operating expense
Operating expense decreased to $19.3 million in the three months ended September 30, 2015, from $22.1 million for the three months ended September 30, 2014. Approximately $2.7 million of the decrease ($13.4 million compared to $16.1 million) is attributable to the crude oil trucking fleet, primarily the result of lower labor costs, maintenance expense and fuel costs of $1.0 million, $0.9 million and $0.8 million, respectively. In addition, there were decreases in field expense of $0.8 million. These decreases were partially offset by an increase in employee expense and other operating expense of $0.4 million and $0.3 million, respectively.
General and administrative
General and administrative expense increased to $7.7 million in the three months ended September 30, 2015, from $4.7 million in the three months ended September 30, 2014. This increase is due to a $3.4 million legal settlement and a $0.1 million increase in outside services, partially offset by a decrease in employee expense of $0.5 million.
Depreciation and amortization expense
Depreciation and amortization expense increased to $10.6 million in the three months ended September 30, 2015, from $8.4 million in the three months ended September 30, 2014. Approximately $2.1 million of the increase in depreciation expense is due to the 2014 revision of the estimated useful life relating to a section of the Kansas and Oklahoma pipeline system. An additional $0.9 million in depreciation expense is due to project completions. Amortization expense related to contracts acquired as part of the crude oil trucking fleet acquisition in 2013 and 2014 decreased by $0.8 million.
Earnings from equity method investments
Crude’s earnings from equity method investments decreased in the three months ended September 30, 2015, to $17.1 million from $18.7 million in the three months ended September 30, 2014. This decrease is primarily due to decreased earnings from White Cliffs of approximately $0.3 million and Glass Mountain of approximately $1.3 million.
Nine months ended September 30, 2015 versus nine months ended September 30, 2014
The following table presents a reconciliation of operating income to Adjusted gross margin, the most directly comparable GAAP financial measure for each of the periods indicated.

	Nine Months Ended September 30,
(in thousands)	2015	2014
Reconciliation of operating income to Adjusted gross margin:
Operating income	$73,209	$64,549
Add:
Operating expense	64,446	54,885
General and administrative expense	19,687	15,076
Depreciation and amortization expense	31,385	27,153
Loss (gain) on disposal of long-lived assets, net	(530)	230
Less:
Unrealized gain on derivatives	3,316	656
Earnings from equity method investment	55,662	44,295
Adjusted gross margin	$129,219	$116,942
The following table shows the Adjusted gross margin generated by our fee-based services, our fixed-margin transactions and our marketing activities for the nine months ended September 30, 2015 and 2014 (in thousands):

Nine Months Ended September 30, 2015	Storage	Transportation (1)	Marketing Activities	Other (2)	Total
Revenues	$22,981	$63,083	$508,525	$11,468	$606,057
Less: Costs of products sold, exclusive of depreciation and amortization (3)	—	—	473,522	—	473,522
Less: Unrealized gain (loss) on derivatives	—	—	3,316	—	3,316
Adjusted gross margin	$22,981	$63,083	$31,687	$11,468	$129,219

(1)
Transportation Adjusted gross margin is comprised of $13.4 million, $39.3 million and $10.4 million, related to pipeline transportation (fixed-fee), trucking (fixed-fee) and buy/sells (fixed margin), respectively.

(2)	This category includes fee-based services such as unloading and ancillary storage terminal services.

(3)	Costs of products sold includes a $1.2 million lower of cost or market inventory adjustment.

Nine Months Ended September 30, 2014	Storage	Transportation (1)	Marketing Activities	Other (2)	Total
Revenues	$23,872	$60,028	$868,318	$9,308	$961,526
Less: Costs of products sold, exclusive of depreciation and amortization	—	—	843,928	—	843,928
Less: Unrealized gain (loss) on derivatives	—	—	656	—	656
Adjusted gross margin	$23,872	$60,028	$23,734	$9,308	$116,942

(1)
Transportation Adjusted gross margin is comprised of $9.4 million, $39.0 million and $11.6 million, related to pipeline transportation (fixed-fee), trucking (fixed-fee) and buy/sells (fixed margin), respectively.

(2)	This category includes fee-based services such as unloading and ancillary storage terminal services.

Adjusted gross margin decreased in the nine months ended September 30, 2015, to $129.2 million from $116.9 million in the nine months ended September 30, 2014, due to:

•
an increase in marketing volume of approximately 14.8 million barrels for the nine months ended September 30, 2015, over the same period in 2014, partially offset by a lower spread between the acquisition and sale price for volumes of crude oil sold, as the excess of our average sales price per barrel over our average acquisition cost per barrel decreased to approximately $1.15 for the nine months ended September 30, 2015, from approximately $1.86 for the nine months ended September 30, 2014, resulted in a $8.0 million increase in Adjusted gross margin during the nine months ended September 30, 2015, compared to the same period in

2014. The increase in volume was primarily due to crude oil blending and sales taking advantage of contango market conditions and this increased activity depressed the overall realized average margin per barrel;

•
an increase in pipeline transportation and buy/sell volumes of approximately 4.9 million barrels resulted in a $2.8 million increase in Adjusted gross margin during the nine months ended September 30, 2015, compared to the same period in 2014;

•	an increase in pumpover activity at Cushing resulted in a $1.2 million increase in Adjusted gross margin during the nine months ended September 30, 2015, compared to the same period in 2014;

•
an increase in unloading volumes from our Platteville operations contributed an additional $0.9 million Adjusted gross margin during the nine months ended September 30, 2015, compared to the same period in 2014;

•
the additional 0.1 million barrels of storage capacity located at our Platteville, Colorado truck unloading facility contributed an additional $0.4 million Adjusted gross margin during the nine months ended September 30, 2015, compared to the same period in 2014;

•
additional truck transportation volumes of 6.7 million barrels generated an additional $0.2 million in Adjusted gross margin, reflecting a higher concentration of shorter haul volumes. Related trucking costs are included in operating expense described below; and

•
although total Cushing storage capacity remained constant compared to the same period of the prior year, we reduced our leased storage capacity by 0.6 million barrels as we redeployed three tanks for our marketing activities. The reduction in leased storage resulted in a $1.2 million decrease to Adjusted gross margin during the nine months ended September 30, 2015, compared to the same period in 2014.

Operating expense
Operating expense increased to $64.4 million in the nine months ended September 30, 2015, from $54.9 million for the nine months ended September 30, 2014. Approximately $7.8 million of the increase ($45.5 million compared to $37.7 million) is attributable to the crude oil trucking fleet. In addition, there were increases in employee expense, outside services, insurance and tax expense, office expense, travel and rent expense of $1.5 million, $0.7 million, $0.4 million, $0.2 million $0.1 million and $0.1 million, respectively. These increases were partially offset by reductions in field expense and maintenance and repair of $0.7 million and $0.6 million, respectively.
General and administrative
General and administrative expense increased to $19.7 million in the nine months ended September 30, 2015, from $15.1 million in the nine months ended September 30, 2014. This increase is due to a legal settlement, additional overhead allocation, outside services and insurance and taxes of $3.4 million, $1.0 million, $0.9 million and $0.4 million, respectively. These increases were partially offset by a reduction of employee expense and other expenses of $1.0 million and $0.1 million, respectively.
Depreciation and amortization expense
Depreciation and amortization expense increased to $31.4 million in the nine months ended September 30, 2015, from $27.2 million in the nine months ended September 30, 2014. A $1.6 million increase in depreciation expense is due to the 2014 revision of the estimated useful life relating to a section of the Kansas and Oklahoma pipeline system. An additional $4.6 million in depreciation expense is due to project completions and the acquisition of trucking operations in June 2014. Amortization expense related to contracts acquired as part of the crude oil trucking fleet acquisition in 2013 and 2014 decreased by $2.0 million.
Earnings from equity method investments
Crude’s earnings from equity method investments increased in the nine months ended September 30, 2015, to $55.7 million from $44.3 million in the nine months ended September 30, 2014. This increase is primarily due to increased earnings of approximately $11.0 million from White Cliffs due to the commissioning of White Cliff's second line in August 2014. In addition, earnings from Glass Mountain increased by approximately $0.4 million.

SemStream
On November 1, 2011, we contributed the primary operating assets of our SemStream segment to NGL Energy in exchange for a limited partnership interest and a general partnership interest in NGL Energy and cash. The results of operations shown below reflect corporate overhead allocations, minor adjustments and the earnings from our equity method investment in NGL Energy. We include our share of NGL Energy's earnings on a one quarter lag because we do not receive their financial statements in sufficient time to apply the equity method to the current period. Our limited partnership interest can be diluted as a result of NGL Energy's public equity offerings. Accordingly, we recorded a non-cash gain in the three months ended September 30, 2015 and 2014 of $0.1 million and $18.8 million, respectively. For the nine months ended September 30, 2015 and 2014, the non-cash gain was $6.0 million and $26.9 million, respectively.
For additional information about NGL Energy's results, see the NGL Energy periodic reports filed with the SEC.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Revenue	$—	$—	$—	$—
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	—	—	—
Operating	—	—	—	—
General and administrative	7	30	22	91
Depreciation and amortization	—	—	—	—
Loss on disposal of long-lived assets, net	—	—	—	—
Total expenses	7	30	22	91
Earnings (loss) from equity method investments	(878)	(4,482)	5,037	4,077
Gain on issuance of common units by equity method investee	136	18,772	6,033	26,899
Operating income (loss)	$(749)	$14,260	$11,048	$30,885

SemLogistics

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Revenue	$5,659	$1,299	$17,090	$10,070
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	—	—	615
Operating	1,955	2,148	6,610	6,168
General and administrative	1,757	1,595	5,680	4,546
Depreciation and amortization	2,173	2,543	6,367	7,593
Loss (gain) on disposal of long-lived assets, net	—	1,139	—	(2,495)
Total expenses	5,885	7,425	18,657	16,427
Operating loss	$(226)	$(6,126)	$(1,567)	$(6,357)
Three months ended September 30, 2015 versus three months ended September 30, 2014
Crude oil prices fell sharply in the second half of 2014 and while prices have since increased, there is still some contango in the market (i.e., prices for future deliveries are higher than current prices), which has stimulated demand for storage. To meet this demand, we are refurbishing a number of tanks which were out of service and expect to have 1.2 million barrels of additional storage available by the fourth quarter of 2015. In addition, we believe that geographical imbalances between the production and consumption of crude oil and related refined products will require physical transportation and, as a result, bulk liquid storage will play a key role in the supply chain. This creates a demand for storage which is independent of current crude oil prices, forward price curves and the entire speculative trading environment.

Revenue
Revenue in the three months ended September 30, 2015 increased to $5.7 million from $1.3 million for the three months ended September 30, 2014. This increase is due primarily to increased storage volume, storage rates and throughput volume which contributed $2.2 million, $1.9 million and $0.5 million, respectively. These increases were offset, in part, by $0.4 million due to changes in foreign currency exchange rates.
Loss on disposal of long-lived assets, net
In the three months ended September 30, 2014, a loss of $1.1 million was recorded relating to final adjustments to record the dissolution of a SemLogistics affiliate.
General
In every other category of expense, the amounts for the third quarter of 2015 are roughly equivalent to those of the third quarter of 2014.
Nine months ended September 30, 2015 versus nine months ended September 30, 2014
Revenue
Revenue in the nine months ended September 30, 2015 increased to $17.1 million from $10.1 million for the nine months ended September 30, 2014. This increase is due to increased storage volume, storage rates and throughput volume which contributed incremental revenue of $4.9 million, $2.7 million and $1.4 million, respectively. These increases were offset, in part, by $1.5 million due to changes in foreign currency exchange rates. In addition, product sales of $0.7 million in 2014 did not reoccur in 2015.
General and administrative
General and administrative expense increased in the nine months ended September 30, 2015 to $5.7 million from $4.5 million in the nine months ended September 30, 2014. This increase is due primarily to an increase in employee compensation expense.
Depreciation and amortization
Depreciation and amortization expense decreased in the nine months ended September 30, 2015 to $6.4 million from $7.6 million in the nine months ended September 30, 2014. This decrease is due primarily to certain assets reaching the end of their depreciable lives in December 2014.
Gain on disposal of long-lived assets, net
In the nine months ended September 30, 2014, a gain of $2.5 million was recorded as a result of the dissolution of a SemLogistics affiliate.
General
In every other category of expense, the amounts for the nine months ended September 30, 2015 are roughly equivalent to those of the nine months ended September 30, 2014.

SemCAMS

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Revenue	$33,152	$53,800	$98,791	$133,037
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	27	97	235	235
Operating	21,062	33,537	63,058	86,039
General and administrative	3,600	3,836	11,169	11,390
Depreciation and amortization	3,198	5,113	9,451	11,021
Gain on disposal of long-lived assets, net	(917)	(35)	(917)	(950)
Total expenses	26,970	42,548	82,996	107,735
Operating income	$6,182	$11,252	$15,795	$25,302
Three months ended September 30, 2015 versus three months ended September 30, 2014
Revenue
Revenue in the three months ended September 30, 2015 decreased to $33.2 million from $53.8 million for the three months ended September 30, 2014. This decrease is primarily due to lower operating cost recoveries, lower volumes processed, lower tie-in fee projects, and lower overhead recoveries of $7.8 million, $2.1 million, $1.6 million and $1.2 million, respectively. Foreign exchange changes reduced revenue by an additional $6.6 million.
Operating Expense
Operating expense decreased in the three months ended September 30, 2015 to $21.1 million from $33.5 million for the three months ended September 30, 2014. This decrease primarily results from foreign exchange gains of $4.2 million, and lower costs for contract labor, power and materials of $3.6 million, $2.2 million and $1.8 million, respectively.
Depreciation and Amortization
Depreciation and amortization expense decreased in the three months ended September 30, 2015 to $3.2 million from $5.1 million for the three months ended September 30, 2014. This decrease includes $1.3 million from lower tie-in project activity in 2015 and $0.6 million in reductions resulting from foreign exchange changes.
Gain on disposal of long-lived assets, net
Gain on disposal of long-lived assets increased for the three months ended September 30, 2015 to $917 thousand from $35 thousand for the three months ended September 30, 2014. The sale of non-operating assets for a gain of $1.1 million was offset by a foreign exchange loss of $0.2 million.
General
In every other category of expense, the amounts for the three months ended September 30, 2015 are roughly equivalent to those of the three months ended September 30, 2014.
Nine months ended September 30, 2015 versus nine months ended September 30, 2014
Revenue
Revenue in the nine months ended September 30, 2015 decreased to $98.8 million from $133.0 million for the nine months ended September 30, 2014. This decrease is primarily due to lower operating cost recoveries, lower overhead recoveries, and lower gathering and processing revenue of $13.9 million, $2.5 million, and $1.3 million respectively. Foreign exchange changes reduced revenue by an additional $14.8 million.
Operating Expense
Operating expense decreased in the nine months ended September 30, 2015 to $63.1 million from $86.0 million for the nine months ended September 30, 2014. This decrease is primarily due to lower costs for contract labor, power, and materials of $6.3 million, $3.5 million and $3.4 million, respectively. Foreign exchange changes reduced operating expense by $9.5 million.

Depreciation and Amortization
Depreciation and amortization expense decreased in the nine months ended September 30, 2015 to $9.5 million from $11.1 million for the nine months ended September 30, 2014, primarily as a result of foreign exchange changes.

General
In every other category of expense, the amounts for the nine months ended September 30, 2015 are roughly equivalent to those of the nine months ended September 30, 2014.

SemMexico

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Revenue	$56,260	$75,177	$169,209	$209,758
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	46,615	65,324	139,362	180,800
Operating	2,447	2,670	7,724	8,066
General and administrative	2,823	2,928	7,588	8,791
Depreciation and amortization	993	1,655	3,083	4,538
Loss (gain) on disposal of long-lived assets, net	124	(7)	105	(35)
Total expenses	53,002	72,570	157,862	202,160
Operating income	$3,258	$2,607	$11,347	$7,598
Three months ended September 30, 2015 versus three months ended September 30, 2014
Revenue
Revenue decreased in the three months ended September 30, 2015 to $56.3 million from $75.2 million in the three months ended September 30, 2014. The change in the foreign currency exchange rate between periods accounts for $14.0 million of the decrease. A decrease in the average sales price per metric ton between periods accounts for $4.8 million of the decrease. The sales volume was approximately the same in both periods.
Costs of products sold
Costs of products sold decreased in the three months ended September 30, 2015 to $46.6 million from $65.3 million in the three months ended September 30, 2014. The change in the foreign currency exchange rate between periods accounts for $11.7 million of the decrease. An 11% decrease in the average cost of asphalt imported into Mexico from the U.S. (measured in Mexican pesos) accounts for $7.2 million of the decrease.
General
In every other category of expense, the amounts for the three months ended September 30, 2015 are roughly equivalent to those of the three months ended September 30, 2014.
Nine months ended September 30, 2015 versus nine months ended September 30, 2014
Revenue
Revenue decreased in the nine months ended September 30, 2015 to $169.2 million from $209.8 million in the nine months ended September 30, 2014. The change in the foreign currency exchange rate between periods accounts for $30.9 million of the decrease. A sales volume decrease to 278 thousand metric tons in the nine months ended September 30, 2015 from 291 thousand metric tons in the same period in 2014 accounts for $9.1 million of the revenue decrease.

Costs of products sold
Costs of products sold decreased in the nine months ended September 30, 2015 to $139.4 million from $180.8 million in the nine months ended September 30, 2014. The change in the foreign currency exchange rate between periods accounts for $25.5 million of the decrease. A 5% decrease in the average cost of asphalt imported into Mexico from the U.S. (measured in Mexican pesos) accounts for $8.2 million of the decrease. The decrease in volume to 278 thousand metric tons from 291 thousand metric tons accounts for $7.9 million of the decrease in the costs of products sold.
General and administrative
General and administrative expense decreased in the nine months ended September 30, 2015 to $7.6 million from $8.8 million in the nine months ended September 30, 2014. The decrease is primarily due to lower employee compensation expense and foreign currency exchange rate in the nine months ended September 30, 2015 compared to the prior period.
Depreciation and amortization expense
Depreciation and amortization expense decreased to $3.1 million in the nine months ended September 30, 2015 from $4.5 million in the nine months ended September 30, 2014. This decrease is primarily due to a decrease in depreciation as certain assets reached the end of their estimated useful lives.
General
In every other category of expense, the amounts for the nine months ended September 30, 2015 are roughly equivalent to those of the nine months ended September 30, 2014.

SemGas

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Revenue	$65,070	$96,829	$198,048	$290,361
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	36,915	68,722	114,344	215,535
Operating	8,475	8,965	25,320	24,421
General and administrative	2,376	2,312	7,080	6,524
Depreciation and amortization	8,601	7,064	23,098	19,312
Loss (gain) on disposal of long-lived assets, net	445	(12)	1,894	20,092
Total expenses	56,812	87,051	171,736	285,884
Operating income	$8,258	$9,778	$26,312	$4,477
Three months ended September 30, 2015 versus three months ended September 30, 2014
Revenue
Revenue decreased in the three months ended September 30, 2015 to $65.1 million from $96.8 million for the three months ended September 30, 2014. This decrease is the result of lower prices, offset by higher volume (37,663 MMcf versus 31,904 MMcf) and increased gathering and processing fees ($15.1 million versus $12.3 million). The decrease in revenue was affected by a lower average natural gas NYMEX price of $2.77/mmbtu versus $4.06/mmbtu and a lower average NGL basket price of $0.57/gallon versus $1.00/gallon for the same period in 2014. The increase in volume is primarily a result of increased drilling and production in the area served by our gas plants in northern Oklahoma.
Costs of products sold
Costs of products sold decreased in the three months ended September 30, 2015 to $36.9 million from $68.7 million in the three months ended September 30, 2014. This decrease is primarily related to lower prices, offset by increased volumes as described above.

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
The following table shows the Adjusted gross margin generated in the three months ended September 30, 2015 and 2014.

	Three Months Ended September 30,
(in thousands)	2015	2014
Revenue	$65,070	$96,829
Less: Cost of products sold, exclusive of depreciation	36,915	68,722
Less: Unrealized gain (loss) on derivatives	—	—
Adjusted gross margin	$28,155	$28,107
The following table presents a reconciliation of operating income to Adjusted gross margin, the most directly comparable GAAP financial measure for each of the periods indicated.

	Three Months Ended September 30,
(in thousands)	2015	2014
Reconciliation of operating income to Adjusted gross margin:
Operating income	$8,258	$9,778
Add:
Operating expense	8,475	8,965
General and administrative expense	2,376	2,312
Depreciation and amortization expense	8,601	7,064
Loss (gain) on disposal of long-lived assets, net	445	(12)
Adjusted gross margin	$28,155	$28,107
Operating expense
Operating expense decreased in the three months ended September 30, 2015 to $8.5 million from $9.0 million for the three months ended September 30, 2014. This increase is due primarily to lower property and equipment lease expense, maintenance and repairs and outside services of approximately $0.7 million, $0.4 million and $0.1 million, respectively. These decreases were offset by increases in field expenses, employment expenses and insurance of $0.3 million, $0.3 million and $0.2 million, respectively.
Depreciation and amortization
Depreciation and amortization expense increased in the three months ended September 30, 2015 to $8.6 million from $7.1 million in the three months ended September 30, 2014. The increase is primarily due to expansion in northern Oklahoma.

Loss (gain) on disposal of long-lived assets, net
Loss on disposal of long-lived assets, net increased to $0.4 million in the three months ended September 30, 2015 from a gain of $12.0 thousand in the three months ended September 30, 2014. In September 2015, we wrote down certain gas gathering and compression assets in Kansas to their estimated net realizable value. These assets were viewed as non-core due to their limited growth potential.

Nine months ended September 30, 2015 versus nine months ended September 30, 2014
Revenue
Revenue decreased in the nine months ended September 30, 2015 to $198.0 million from $290.4 million for the nine months ended September 30, 2014. This decrease is the result of lower prices, offset by higher volume (110,487 MMcf versus 75,938 MMcf) and increased gathering and processing fees ($45.3 million versus $23.1 million). The decrease in revenue was affected by a lower average natural gas NYMEX price of $2.80/mmbtu versus $4.55/mmbtu and a lower average NGL basket price of $0.57/gallon versus $0.98/gallon for the same period in 2014. The increase in volume is primarily a result of increased drilling and production in the area served by our gas plants in northern Oklahoma.
Costs of products sold
Costs of products sold decreased in the nine months ended September 30, 2015 to $114.3 million from $215.5 million in the nine months ended September 30, 2014. This decrease is primarily related to lower prices as described above.
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
The following table shows the Adjusted gross margin generated in the nine months ended September 30, 2015 and 2014.

	Nine Months Ended September 30,
(in thousands)	2015	2014
Revenue	$198,048	$290,361
Less: Cost of products sold, exclusive of depreciation	114,344	215,535
Less: Unrealized gain (loss) on derivatives	—	—
Adjusted gross margin	$83,704	$74,826
The following table presents a reconciliation of operating income to Adjusted gross margin, the most directly comparable GAAP financial measure for each of the periods indicated.

	Nine Months Ended September 30,
(in thousands)	2015	2014
Reconciliation of operating income to Adjusted gross margin:
Operating income	$26,312	$4,477
Add:
Operating expense	25,320	24,421
General and administrative expense	7,080	6,524
Depreciation and amortization expense	23,098	19,312
Loss on disposal of long-lived assets, net	1,894	20,092
Adjusted gross margin	$83,704	$74,826
Operating expense
Operating expense increased in the nine months ended September 30, 2015 to $25.3 million from $24.4 million for the nine months ended September 30, 2014. This increase is due primarily to higher insurance, employee expenses and outside services of approximately $0.9 million, $0.8 million and $0.5 million, respectively. These increases were offset by decreases in property and equipment lease expenses and repairs and maintenance expense of approximately $0.8 million and $0.3 million, respectively.
General and administrative
General and administrative expense increased in the nine months ended September 30, 2015 to $7.1 million from $6.5 million in the nine months ended September 30, 2014. The increase is primarily due to employment costs of approximately $0.4 million.
Depreciation and amortization
Depreciation and amortization expense increased in the nine months ended September 30, 2015 to $23.1 million from $19.3 million in the nine months ended September 30, 2014. The increase is primarily due to expansion in northern Oklahoma.
Loss on disposal of long-lived assets, net
Loss on disposal of long-lived assets, net decreased to $1.9 million in the nine months ended September 30, 2015 from $20.1 million in the nine months ended September 30, 2014. In 2015, we wrote down certain gas gathering and compression assets in Kansas to their estimated net realizable value. These assets are viewed as non-core due to their limited growth potential. On June 1, 2014, we sold certain natural gas gathering assets in eastern Oklahoma for approximately $2.4 million, resulting in a loss of approximately $20.1 million. These assets were subject to contract renewal risk at the end of 2014 and were viewed as non-core due to their limited growth potential.

Other and Eliminations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Revenue	$(4,162)	$(9,726)	$(16,594)	$(29,410)
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	(4,162)	(9,726)	(16,594)	(29,410)
Operating	(1)	—	(1)	—
General and administrative	4,749	7,899	27,046	17,464
Depreciation and amortization	423	430	1,046	1,282
Loss on disposal or impairment of long-lived assets, net	—	—	927	3,791
Total expenses	1,009	(1,397)	12,424	(6,873)
Operating loss	$(5,171)	$(8,329)	$(29,018)	$(22,537)
Other and Eliminations is not an operating segment. This table is included to permit the reconciliation of segment information to that of the consolidated Company.

Three months ended September 30, 2015 versus three months ended September 30, 2014
General and administrative
General and administrative expense decreased in the three months ended September 30, 2015 to $4.7 million from $7.9 million in the three months ended September 30, 2014. The decrease is due primarily to a $3.2 million charitable contribution made in the third quarter of 2014 which did not reoccur in 2015.

Nine months ended September 30, 2015 versus nine months ended September 30, 2014
General and administrative
General and administrative expense increased in the nine months ended September 30, 2015 to $27.0 million from $17.5 million in the nine months ended September 30, 2014. This increase is due primarily to business development expenses related to the Maurepas Pipeline incurred during the first quarter of 2015.

Liquidity and Capital Resources
Sources and Uses of Cash
Our principal sources of short-term liquidity are cash generated from our operations and borrowings under our revolving credit facilities. The consolidated cash balance on September 30, 2015 (including restricted cash) was $146.0 million. Of this amount, $32.8 million was held in Canada and may be subject to tax if transferred to the U.S. Potential sources of long-term liquidity include issuances of debt securities and equity securities and the sale of assets. Our primary cash requirements currently are operating expenses, capital expenditures, our quarterly dividends and quarterly distributions to unitholders of our subsidiary, Rose Rock. In general, we expect to fund:

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
Cash Flows
The following table summarizes our changes in unrestricted cash for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2015	2014
Statement of cash flow data:
Cash flows provided by (used in):
Operating activities	$137,049	$105,900
Investing activities	(308,456)	(239,073)
Financing activities	277,035	118,950
Subtotal	105,628	(14,223)
Effect of exchange rate on cash and cash equivalents	(233)	1,921
Change in cash and cash equivalents	105,395	(12,302)
Cash and cash equivalents at beginning of period	40,598	79,351
Cash and cash equivalents at end of period	$145,993	$67,049
Operating Activities
The components of operating cash flows can be summarized as follows:

	Nine Months Ended September 30,
(in thousands)	2015	2014
Net income	$43,789	$39,350
Non-cash expenses, net	95,606	106,481
Changes in operating assets and liabilities	(2,346)	(39,931)
Net cash flows provided by operating activities	$137,049	$105,900
Adjustments to net income for non-cash expenses, net decreased $10.9 million to $95.6 million for the nine months ended September 30, 2015 from $106.5 million for the nine months ended September 30, 2014. This change is primarily a result of:

•	$23.5 million due to the prior year loss on the change in the fair value of warrants which expired in the fourth quarter of 2014;

•	$19.2 million due to lower losses on disposal or impairment of long-lived assets, net due to the write down of leaseholds related to unproved oil and gas properties in the prior year;

•	$12.3 million increase in earnings from equity method investments which is primarily due to White Cliffs;

•	$2.7 million due to increased net unrealized gains related to our derivative instruments; and

•	$1.7 million decrease in deferred tax expense.
These decreases were offset by increases due to:

•	$20.9 million increase due to smaller current year gains, as compared to the prior year, related to issuances of common units by one of our equity method investees;

•	$12.2 million increase due to smaller current year gains, as compared to prior year, on the sale of a portion of our investment in an equity method investee, net of related costs;

•	$8.1 million additional distributions from equity investments which is primarily due to White Cliffs;

•	$3.5 million additional depreciation and amortization expense;

•	$1.7 million in excess tax benefits received from equity-based awards in the first quarter of 2014 that did not reoccur in 2015;

•	$1.3 million increase in non-cash equity compensation;

•	$1.2 million increase in inventory valuation adjustments due to write-downs of crude oil inventory as a result of lower market prices;

•	$1.1 million increase in the amortization of debt issuances costs due to debt issued during the year; and

•	All other adjustments to net income for non-cash expenses, net for the nine months ended September 30, 2015 remained relatively comparable to the nine months ended September 30, 2014.
Changes in operating assets and liabilities for the nine months ended September 30, 2015 generated a net decrease to operating cash flows of $2.3 million. The decrease to operating cash flow due to the change in operating assets and liabilities was primarily a result of increases of $23.3 million in inventories and $1.8 million in other current assets and decreases of $2.3 million in payables to affiliates, $3.8 million in payables to prepetition creditors and $1.3 million in other noncurrent liabilities. These cash outflows were partially offset by decreases of $6.8 million in restricted cash, $8.2 million in accounts receivable, $9.0 million in receivables from affiliates, $1.8 million in other assets and $3.2 million in derivatives and margin deposits and an increase of $1.3 million in accounts payable and accrued liabilities. Changes in receivables, inventory, payables and accrued liabilities are primarily due to our segments' operating activities and are subject to the timing of purchases and sales and fluctuations in commodity pricing. Additionally, the increase in inventory is due, in part, to approximately 700 thousand additional barrels in storage compared to the beginning of the nine month period at our Crude segment. This is partially due to a strategic build to capture margins due to forward market crude oil prices being higher than spot market prices. Accounts receivable was also impacted by a $9.0 million decrease due to the collection of an accrued receivable at year-end which related to proceeds from the sale of a portion of our common limited partner units of NGL Energy.
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
Investing Activities
For the nine months ended September 30, 2015, we had net cash outflows of $308.5 million from investing activities, due primarily to $352.8 million of capital expenditures, $34.1 million of contributions to equity method investments offset by investing cash inflows of $56.3 million of net proceeds from the sale of a portion of an equity method investment and $19.6 million of distributions in excess of equity in earnings of affiliates. Capital expenditures primarily related to Rose Rock's pipeline projects, SemGas' Northern Oklahoma expansion projects, the Maurepas Pipelines and SemCAMS' Wapiti expansion. Contributions to equity method investments primarily represent investments to fund the White Cliffs pipeline expansion project. Proceeds from the sale of equity method investment are due to the disposition of a portion of our common limited partner units of NGL Energy. Distributions in excess of equity in earnings of affiliates represent cash distributions from White Cliffs and Glass Mountain in excess of our cumulative equity in earnings and are accounted for as a return of investment.
For the nine months ended September 30, 2014, we had net cash outflows of $239.1 million from investing activities, due primarily to $194.2 million of capital expenditures, $70.7 million of contributions to equity method investments and $44.5 million of payments to acquire businesses, partially offset by investing cash inflows of $59.7 million of net proceeds from the sale of a portion of an equity method investment, $6.6 million of distributions in excess of equity in earnings of affiliates and $4.1 million of proceeds from the sale of long-lived assets.

Financing Activities
For the nine months ended September 30, 2015, we had net cash inflows of $277.0 million from financing activities, which related to borrowings on long-term debt of $802.2 million, partially offset by principal payments of $525.0 million, $89.1 million in proceeds from the issuance of Rose Rock limited partner units, dividends paid of $49.8 million, distributions to non-controlling interests of $29.8 million, $6.3 million in debt issuance costs and $4.3 million to repurchase common stock for payment of statutory taxes due on equity-based compensation. Net borrowings were used primarily for capital expenditures and contributions to equity method investments.
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
Long-term Debt
SemGroup Senior Unsecured Notes
At September 30, 2015, we had $300 million of 7.5% senior unsecured notes due 2021 (the "Notes") outstanding.
SemGroup Revolving Credit Facility
At September 30, 2015, we had no cash borrowings outstanding under our $500 million revolving credit facility. We had $4.5 million in outstanding letters of credit on that date. The maximum letter of credit capacity under this facility is $250 million. The facility can be increased up to $300 million. The credit agreement expires on December 11, 2018.
At September 30, 2015, we had available borrowing capacity of $495.5 million under this facility.

Rose Rock Senior Unsecured Notes
At September 30, 2015, Rose Rock had outstanding $400 million and $350 million of 5.625% senior unsecured notes due 2022 and 2023, respectively, (the "Rose Rock Notes"). The Rose Rock Notes are guaranteed by all of Rose Rock's existing subsidiaries other than Rose Rock Finance Corp.

Rose Rock Revolving Credit Facility
At September 30, 2015, Rose Rock had no cash borrowings outstanding under its $585 million revolving credit facility. There were $38.9 million in outstanding letters of credit. The maximum letter of credit capacity under this facility is $150 million. The facility can be increased by up to $200 million. The credit agreement expires on September 20, 2018.
At September 30, 2015, Rose Rock had available borrowing capacity of $546.1 million under this facility.
SemMexico Credit Facilities
SemMexico had a $44 million Mexican pesos (U.S. $2.6 million at the September 30, 2015 exchange rate) credit facility which matured in May 2015. SemMexico had a $56 million Mexican pesos (U.S. $3.3 million at the September 30, 2015 exchange rate) credit facility which matured in July 2015. At September 30, 2015, SemMexico had no amounts outstanding on its $100 million Mexican pesos (U.S. $5.8 million at the September 30, 2015 exchange rate) credit facility which matures in May 2018. At September 30, 2015, SemMexico had an outstanding letter of credit of $292.8 million Mexican pesos (U.S. $17.1 million at the September 30, 2015 exchange rate).
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

Projected capital expenditures for 2015 are estimated at $605 million in expansion projects, including capital contributions to affiliates for funding growth projects and acquisitions, and $45 million in maintenance projects. These estimates may change as future events unfold. See "Cautionary Note Regarding Forward-Looking Statements." During the nine months ended September 30, 2015, we spent $352.8 million (cash basis) on capital projects and $34.1 million in capital contributions to affiliates primarily for funding growth projects.
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
SemGroup Dividends
The table below shows dividends declared and/or paid by SemGroup during 2014 and 2015.

Quarter Ended	Record Date	Payment Date	Dividend Per Share
March 31, 2014	March 10, 2014	March 20, 2014	$0.22
June 30, 2014	May 19, 2014	May 29, 2014	$0.24
September 30, 2014	August 18, 2014	August 28, 2014	$0.27
December 31, 2014	November 17, 2014	November 28, 2014	$0.30
March 31, 2015	March 9, 2015	March 20, 2015	$0.34
June 30, 2015	May 18, 2015	May 29, 2015	$0.38
September 30, 2015	August 17, 2015	August 25, 2015	$0.42
December 31, 2015	November 16, 2015	November 24, 2015	$0.45

Rose Rock Distributions
The table below shows cash distributions declared and/or paid by Rose Rock during 2014 and 2015.

Quarter Ended	Record Date	Payment Date	Distribution Per Unit
December 31, 2013	February 4, 2014	February 14, 2014	$0.4650
March 31, 2014	May 5, 2014	May 15, 2014	$0.4950
June 30, 2014	August 4, 2014	August 14, 2014	$0.5350
September 30, 2014	November 4, 2014	November 14, 2014	$0.5750
December 31, 2014	February 3, 2015	February 14, 2015	$0.6200
March 31, 2015	May 5, 2015	May 15, 2015	$0.6350
June 30, 2015	August 4, 2015	August 14, 2015	$0.6500
September 30, 2015	November 3, 2015	November 13, 2015	$0.6600
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
Customer Concentration
Shell Trading (US) Company and BP Oil Supply Co, customers of our Crude segment, accounted for more than 10% of our consolidated revenue for the three months ended September 30, 2015 at approximately 32% and 11%, respectively. Shell Trading (US) Company and BP Oil Supply Co, customers of our Crude segment, accounted for more than 10% of our consolidated revenue for the nine months ended September 30, 2015 at approximately 27% and 11%, respectively. Although we have contracts with customers of varying durations, if one or more of our major customers were to default on their contract, or if we were unable to renew our contract with one or more of these customers on favorable terms, we might not be able to replace any of these customers in a timely fashion, on favorable terms or at all. In any of these situations, our revenues and our ability to pay cash dividends to our stockholders may be adversely affected. We expect our exposure to risk of non-payment or non-performance to continue as long as we remain substantially dependent on a relatively small number of customers for a substantial portion of our Adjusted gross margin.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined by Item 303 of Regulation S-K.
Commitments
There have been no material changes to our contractual obligations outside the ordinary course of our business from those previously disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014, although the value of product purchase commitments is less at September 30, 2015 than it was at December 31, 2014.
We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We establish a margin for these purchases by entering into various types of physical and financial sales and exchange transactions through which we seek to maintain a position that is substantially balanced between purchases on the one hand and sales and future delivery obligations on the other. We account for derivatives at fair value with the exception of commitments which have been designated as normal purchases and sales for which we do not record assets or liabilities related to these agreements until the product is purchased or sold. At September 30, 2015, such commitments included the following (volumes and dollars in thousands):

	Volume (Barrels)	Value
Fixed price purchases	2,635	$116,683
Fixed price sales	3,485	$156,359
Floating price purchases	17,683	$797,546
Floating price sales	22,268	$915,732
Certain of the commitments shown in the table above relate to agreements to purchase product from a counterparty and to sell a similar amount of product (in a different location) to the same counterparty. Many of the commitments shown in the table above are cancellable by either party, as long as notice is given within the time frame specified in the agreement (generally 30 to 120 days).
Our SemGas segment has a take or pay contractual obligation related to the fractionation of natural gas liquids. This obligation continues through June 2023. At September 30, 2015, no amounts were due under the contract and the amount of future obligation is approximately $70.0 million. SemGas further has a take or pay contractual obligation related to pipeline transportation. This obligation continues through October 2015. The amount of future obligation is approximately $0.4 million. In addition, our SemGas segment enters into contracts under which we are responsible for marketing the majority of the gas and natural gas liquids produced by the counterparties to the agreements. During the three months and nine months ended September 30, 2015, the majority of SemGas’ revenues were generated from such contracts.
Rose Rock has a take-or-pay obligation with our equity method investee, White Cliffs, for approximately 5,000 barrels per day of space on White Cliffs' pipeline upon completion of an expansion project related to Rose Rock's Platteville facilities. The agreement became effective in October 2015 and has a term of 5 years. Annual payments to White Cliffs under the agreement are expected to be $9.4 million.
In addition, we are committed to make remaining contributions to our equity method investee, White Cliffs, related to the capital expansion project. Such commitments will be paid in 2015 and 2016 and are expected to total approximately $14.0 million.

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
Commodity Price Risk
The table below outlines the range of NYMEX prompt month daily settle prices for crude oil and natural gas futures, and the range of daily propane spot prices provided by an independent, third-party broker for the three months and nine months ended September 30, 2015 and September 30, 2014 and the year ended December 31, 2014.

	Light Sweet Crude Oil Futures (Barrel)	Mont Belvieu (Non-LDH) Spot Propane (Gallon)	Henry Hub Natural Gas Futures (MMBtu)
Three Months Ended September 30, 2015
High	$56.96	$0.48	$2.93
Low	$38.24	$0.35	$2.52
High/Low Differential	$18.72	$0.13	$0.41

Three Months Ended September 30, 2014
High	$105.34	$1.11	$4.46
Low	$91.16	$0.97	$3.75
High/Low Differential	$14.18	$0.14	$0.71

Nine Months Ended September 30, 2015
High	$61.43	$0.63	$3.23
Low	$38.24	$0.31	$2.49
High/Low Differential	$23.19	$0.32	$0.74

Nine Months Ended September 30, 2014
High	$107.26	$1.70	$6.15
Low	$91.16	$0.97	$3.75
High/Low Differential	$16.10	$0.73	$2.40

Year Ended December 31, 2014
High	$107.26	$1.70	$6.15
Low	$53.27	$0.46	$2.89
High/Low Differential	$53.99	$1.24	$3.26
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
However, the SemGas segment has exposure to commodity price risk because of the nature of certain contracts for which our fee is based on a percentage of proceeds or index related to the prices of natural gas, natural gas liquids and condensate. Given current volumes, liquid recoveries and contract terms, we estimate the following sensitivities over the next twelve months:

•	A 10% increase in the price of natural gas and natural gas liquids results in approximately a $3.0 million increase to Adjusted gross margin.

•	A 10% decrease in those prices would have the opposite effect.
This sensitivity may be impacted by changes in contract mix, change in production or other factors which are outside of our control.
Additionally, based on our open derivative contracts at September 30, 2015, an increase in the applicable market price or prices for each derivative contract would result in a decrease in the contribution from these derivatives to our crude oil sales revenues. A decrease in the applicable market price or prices for each derivative contract would result in an increase in the contribution from these derivatives to our crude oil sales revenues. However, the increases or decreases in crude oil sales revenues we recognize from our open derivative contracts are substantially offset by higher or lower crude oil sales revenues when the physical sale of the product occurs. These contracts may be for the purchase or sale of crude oil or in markets different from the physical markets in which we are attempting to hedge our exposure, or may have timing differences relative to the physical markets. As a result of these factors, our hedges may not eliminate all price risks.
The notional volumes and fair value of our commodity derivatives open positions as well as the change in fair value that would be expected from a 10% market price increase or decrease is shown in the table below (in thousands):

	Notional Volume (Barrels)	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease	Settlement Date
Crude oil:
Futures contracts	515	$4,991	$(2,322)	$2,322	October/November 2015
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
Interest Rate Risk
We use variable rate debt and are exposed to market risk due to the floating interest rates on our credit facilities. Therefore, from time-to-time we may use interest rate derivatives to manage interest obligations on specific debt issuances. Our variable rate debt bears interest at LIBOR or prime, subject to certain floors, plus the applicable margin. At September 30, 2015, an increase in these base rates of 1%, above the base rate floors, would increase our interest expense by $0.0 million and $0.8 million for the three months and nine months ended September 30, 2015, respectively.
The average interest rates presented below are based upon rates in effect at September 30, 2015 and December 31, 2014. The carrying value of the variable rate instruments in our credit facilities approximate fair value primarily because our rates fluctuate with prevailing market rates.

The following table summarizes our debt obligations:

Liabilities	September 30, 2015	December 31, 2014
Short-term debt - variable rate	$0.0 million	$0.0 million
Average interest rate	0.00%	0.00%
Long-term debt - variable rate	$0.0 million	$67.0 million
Average interest rate	0.00%	3.29%
Long-term debt - fixed rate	$300.0 million	$300.0 million
Fixed interest rate	7.50%	7.50%
Long-term debt - fixed rate	$750.0 million	$400.0 million
Fixed interest rate	5.625%	5.625%
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
A 10% change in the average exchange rate during the three months and nine months ended September 30, 2015 would change operating income by $1.6 million and $4.4 million, respectively.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act), are effective as of September 30, 2015. This conclusion is based on an evaluation conducted under the supervision and participation of our Chief Executive Officer and Chief Financial Officer along with our management. Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2015, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For information regarding legal proceedings, see the discussion under the captions "Bankruptcy matters," "Dimmit County, TX claims," "Environmental" and "Other matters," in Note 9 of our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated by reference into this Item 1.

Item 1A.	Risk Factors
There have been no material changes to the risk factors involving us from those previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases of our common stock by us during the quarter ended September 30, 2015:

	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2015 - July 31, 2015	—	$—	—	—
August 1, 2015 - August 31, 2015	—	—	—	—
September 1, 2015 - September 30, 2015	91	53.00	—	—
Total	91	$53.00	—	—

(1)	Represents shares of common stock acquired from certain of our employees for payment of taxes associated with the vesting of restricted stock awards.
(2)	The price paid per common share represents the closing price as posted on the New York Stock Exchange on the day that the shares were purchased.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
Not applicable

Item 5.	Other Information
None

Item 6.	Exhibits
The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Carlin G. Conner, Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.
32.1	Section 1350 Certification of Carlin G. Conner, Chief Executive Officer.
32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2015	SEMGROUP CORPORATION

	By:	/s/ Robert N. Fitzgerald
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