Form 10-K
period 2015-12-31
SemGroup Corp
filed 2016-02-26
CIK 1489136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________
Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s Class A and Class B Common Stock held by non-affiliates at June 30, 2015, was $3,466,750,266, based on the closing price of the Class A Common Stock on the New York Stock Exchange on June 30, 2015.
At January 31, 2016, there were 43,932,174 shares of Class A Common Stock and 0 shares of Class B Common Stock outstanding.
______________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, in connection with the registrant’s Annual Stockholders’ Meeting to be held on May 17, 2016, are incorporated by reference into Part III of this Form 10-K.

SEMGROUP CORPORATION AND SUBSIDIARIES
FORM 10-K—2015 ANNUAL REPORT

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
All statements, other than statements of historical fact, included in this Form 10-K regarding the prospects of our industry, our anticipated financial performance, management’s plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions, and other matters, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negative of these terms or variations of them or similar terms. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those discussed in Item 1A of this Form 10-K, entitled “Risk Factors,” risk factors discussed in other reports that we file with the Securities and Exchange Commission (“SEC”), and the following:

•	Our ability to generate sufficient cash flow from operations to enable us to pay our debt obligations and our current and expected dividends or to fund our other liquidity needs;

•	The ability of our subsidiary, Rose Rock Midstream, L.P., to generate sufficient cash flow from operations to provide the level of cash distributions we expect;

•	Any sustained reduction in demand for, or supply of, the petroleum products we gather, transport, process, market and store;

•	The effect of our debt level on our future financial and operating flexibility, including our ability to obtain additional capital on terms that are favorable to us;

•	Our ability to access the debt and equity markets, which will depend on general market conditions and the credit ratings for our debt obligations and equity;

•	The loss of, or a material nonpayment or nonperformance by, any of our key customers;

•	The amount of cash distributions, capital requirements and performance of our investments and joint ventures;

•	The amount of collateral required to be posted from time to time in our purchase, sale or derivative transactions;

•	The impact of operational and developmental hazards and unforeseen interruptions;

•	Our ability to obtain new sources of supply of petroleum products;

•	Competition from other midstream energy companies;

•
Our ability to comply with the covenants contained in our credit agreements and the indentures governing our senior notes, including requirements under our credit agreements to maintain certain financial ratios;

•	Our ability to renew or replace expiring storage, transportation and related contracts;

•	The overall forward markets for crude oil, natural gas and natural gas liquids;

•	The possibility that the construction or acquisition of new assets may not result in the corresponding anticipated revenue increases;

•	Changes in currency exchange rates;

•	Weather and other natural phenomena, including climate conditions;

•	A cyber attack involving our information systems and related infrastructure, or that of our business associates;

•	The risks and uncertainties of doing business outside of the U.S., including political and economic instability and changes in local governmental laws, regulations and policies;

•	Costs of, or changes in, laws and regulations and our failure to comply with new or existing laws or regulations, particularly with regard to taxes, safety and protection of the environment;

•	The possibility that our hedging activities may result in losses or may have a negative impact on our financial results; and

•	General economic, market and business conditions.
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

PART I

Items 1 and 2. Business and Properties
Overview
We provide gathering, transportation, storage, distribution, marketing and other midstream services primarily to producers, refiners of petroleum products and other market participants located in the Midwest and Rocky Mountain regions of the United States of America (the “U.S.”) and Canada. We, or our significant equity method investees, have an asset base consisting of pipelines, gathering systems, storage facilities, terminals, processing plants and other distribution assets located in North American production and supply areas, including the Gulf Coast, Midwest, Rocky Mountain and Western Canadian regions. We also maintain and operate storage, terminal and marine facilities at Milford Haven in the United Kingdom (the “U.K.”) that enable customers to supply petroleum products to markets in the Atlantic Basin. We also operate a network of liquid asphalt cement terminals throughout Mexico. Our operations are conducted directly and indirectly through our primary operating segments. The following diagram is a simplified organizational chart of our business segments:

Company Information
Our principal executive offices are located at Two Warren Place, 6120 South Yale Avenue, Suite 700, Tulsa, OK 74136-4216 and our telephone number is (918) 524-8100. Our website is www.semgroupcorp.com. Our Class A common stock trades on the New York Stock Exchange under the ticker symbol “SEMG.” Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as proxy statements and other information we file with, or furnish to, the SEC are available free of charge on our website. We make these documents available as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The information contained on our website, or available by hyperlink from our website, is not incorporated into this Form 10-K or other documents we file with, or furnish to, the SEC. We intend to use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Such disclosures will be included on our website in the “Investor Relations” sections. Accordingly, investors should monitor such portions of our website, in addition to following our press releases, SEC filings and public conference calls and webcasts.
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
Industry Overview
The market we serve, which begins at the source of production and extends to the crude oil refiner, is commonly referred to as the “midstream” market.

Crude Oil Midstream Market
Our crude oil business operates primarily in Colorado, Kansas, Minnesota, Montana, North Dakota, Ohio, Oklahoma, Pennsylvania, Texas and Wyoming. Our assets include gathering systems in and around producing fields and transportation pipelines and trucks carrying crude oil to logistic hubs, such as the Cushing Interchange, where we have terminalling and storage facilities.
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
Overview of Cushing Interchange
The Cushing Interchange is one of the largest crude oil marketing hubs in the U.S. and is the designated point of delivery specified in NYMEX crude oil futures contracts. The Cushing Interchange has multiple inbound and outbound pipeline interconnections and shell capacity of approximately 88 million barrels. As the NYMEX delivery point and a cash market hub, the Cushing Interchange serves as a significant source of refinery feedstock for Midwest refiners and plays an important role in establishing and maintaining markets for many varieties of crude oil.
Natural Gas Midstream Market
We operate natural gas gathering and processing assets in the U.S. and Canada. Gathering systems typically consist of a network of small diameter pipelines and compression systems that collect natural gas from producing wells and transport it to larger pipelines for further transmission to a gas processing plant.
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
Petroleum Products Storage Industry in the U.K.
Storage for refined products and crude oil is critical to the economy of the U.K. Fluctuations in supply and demand for crude oil and fuels, combined with changing flows of petroleum product production and refining capacity, means storage is necessary to balance supply and demand. Additionally, the possibility of disruptions due to weather, industry upsets, political tensions and terrorism have led industry participants to appreciate the significance of access to storage.

Mexican Asphalt Industry
Mexico’s highway infrastructure is comprised of three main components: the federal network (which includes both toll and toll-free roads), the regional network and the rural network. The federal road system is the responsibility of the Mexican Transport and Communications Ministry, while the regional and rural networks are the responsibility of state governments. These networks help establish the annual demand for asphalt. Asphalt demand can increase, or decline, at a pace comparable to the level of highway expansion and maintenance projects. Such projects rely on the availability of government concessions, continued public-private partnership undertakings and locally funded ventures.
Our Property, Plant and Equipment
Assets include:

•	the 2% general partner interest and a 55.1% limited partner interest in Rose Rock Midstream, L.P. ("Rose Rock"), a publicly traded master limited partnership, which owns:

◦
an approximately 570-mile crude oil gathering and transportation network in Kansas and Oklahoma with 650,000 barrels of associated storage and a crude oil storage facility in Cushing, Oklahoma with a capacity of 7.6 million barrels, of which 6.5 million barrels are leased to customers and 1.1 million barrels are used for crude oil operations, blending and marketing activities;

◦
a 51% ownership interest in White Cliffs Pipeline, L.L.C ("White Cliffs"), which owns a pipeline system consisting of two 527-mile parallel lines that transport crude oil from Platteville, Colorado to Cushing, Oklahoma (the "White Cliffs Pipeline"), that Rose Rock operates;

◦
a 50% ownership interest in Glass Mountain Pipeline, LLC ("Glass Mountain"), which owns a 215-mile crude oil pipeline that transports crude oil in western and north central Oklahoma (the "Glass Mountain Pipeline") that is operated by Rose Rock;

◦
the Wattenberg Oil Trunkline ("WOT"), a 75-mile, 12-inch diameter crude oil gathering pipeline system that transports crude oil from production facilities in the DJ Basin to the White Cliffs Pipeline. The WOT has a capacity of 85,000 barrels per day as well as 360,000 barrels of operational storage;

◦	the Tampa pipeline, a 16-mile crude oil pipeline that connects our Platteville, Colorado crude oil terminal to the Tampa, Colorado crude oil market;

◦	a crude oil trucking fleet of over 270 transport trucks and 270 trailers;

◦	a 30-lane crude oil truck unloading facility with 350,000 barrels of associated storage capacity in Platteville, Colorado which connects to the origination point of the White Cliffs Pipeline; and

◦	approximately 61,800 barrels of crude oil storage capacity in Trenton and Stanley, North Dakota.

•	4.7 million common units of NGL Energy Partners LP ("NGL Energy") and an 11.78% interest in NGL Energy Holdings LLC, the general partner of NGL Energy;

•	approximately 1,590 miles of natural gas and NGL transportation, gathering and distribution pipelines in Kansas, Oklahoma, Texas and Alberta, Canada;

•	8.7 million barrels of owned multi-product storage capacity located in the U.K.;

•	11 asphalt cement terminals and modification facilities and two marine terminals in Mexico;

•	majority interest in four natural gas processing plants located in Alberta, Canada, with a combined operating capacity of 695 million cubic feet per day;

•	five natural gas processing plants located in the U.S., with 595 million cubic feet per day of combined capacity; and

•	Maurepas Pipeline, a project underway to build 3 pipelines to service refineries in the Gulf Coast region, which is expected to be completed in the fourth quarter of 2016.
We believe that the variety of our petroleum product assets creates opportunities for us and our customers that avoid seasonal fluctuations of less diverse businesses.
Business Strategy
Our principal business strategy is to use our assets and operational expertise to:

•	move petroleum products throughout the U.S., Canada, Mexico and the U.K.;

•	provide consistently reliable high-quality midstream services under predominantly fee and margin-based contractual arrangements;

•	mitigate commodity price risk exposure;

•	aggressively manage operating costs to maintain and improve operating margins;

•	expand business by improving, enhancing and expanding services at existing facilities and gaining new customers;

•	pursue complementary “bolt-on” growth opportunities having acceptable risks and returns; and

•	generate consistent operating margins, earnings and cash flows.
Our Business Segments
We conduct our business through eight business segments:

•	Crude Transportation;

•	Crude Facilities;

•	Crude Supply and Logistics;

•	SemGas;

•	SemCAMS;

•	SemLogistics;

•	SemMexico; and

•	SemStream.
During the year ended December 31, 2015, management made the decision to disaggregate certain activities and functions within the Crude segment to provide additional granularity, both internally and externally, to our operating results. As such, the prior period results have been recast to reflect the resulting operating segments.
Our Crude segments are organized by our key revenue generating activities. Our Crude Transportation segment includes revenue generated through fees charged for the physical movement of crude oil utilizing our truck and pipeline assets, as well as buy/sell activity where we generate the equivalent of a transportation fee by buying crude oil at one location and selling it back to the same counterparty at a different location for a fixed margin. Our Crude Facilities segment includes revenue generated through crude oil storage fees, truck unloading fees and other ancillary activities related to our facilities. Our Crude Supply and Logistics segment includes revenue generated through the marketing of crude oil and includes related derivative activity. Our Crude segments' business operations are conducted through a 2% general partner interest and a 55.1% limited partner interest in Rose Rock and Rose Rock's 51% ownership interest in White Cliffs and 50% interest in Glass Mountain.
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
Crude Transportation
Crude Transportation operates crude oil pipelines and truck transportation businesses in the U.S.
Assets and Operations

•
a 570-mile crude oil gathering and transportation pipeline system with over 650,000 barrels of associated storage capacity in Kansas and northern Oklahoma that is connected to several third-party pipelines and refineries and our storage terminal in Cushing;

•
the WOT, a 75-mile, 12-inch diameter crude oil gathering pipeline system that transports crude oil from production facilities in the DJ Basin to the pipeline owned by White Cliffs. The WOT has a capacity of approximately 85,000 barrels per day as well as 360,000 barrels of operational storage;

•	the Tampa pipeline, a 16-mile crude oil pipeline that connects our Platteville, Colorado crude oil terminal to the Tampa, Colorado crude oil market;

•	a crude oil trucking fleet of over 270 transport trucks and 270 trailers;

•	Maurepas Pipeline, a project underway to build 3 pipelines to service refineries in the Gulf Coast region, which is expected to be completed in the fourth quarter of 2016;

•
a 51% ownership interest (through our interest in Rose Rock) in White Cliffs, which owns a 527-mile pipeline, consisting of two 12-inch common carrier, crude oil pipelines, that transports crude oil from Platteville, Colorado to Cushing, Oklahoma; and

•	a 50% ownership interest in Glass Mountain, which owns a 210-mile crude oil pipeline in western and north central Oklahoma.
Delivery Points. Our Kansas and Oklahoma system connects to pipelines owned by Sunoco Logistics Partners L.P., Plains All American Pipeline, L.P., Kaw Pipeline Company, Jayhawk Pipeline LLC and MV Purchasing, LLC in Kansas and Oklahoma, and refineries owned by HollyFrontier Corporation and ConocoPhillips Company, and our storage terminal in Cushing. In addition, we are constructing a 48-mile extension which will connect to Glass Mountain Pipeline.
Competition. Competition for crude oil volumes is primarily based on reputation, commercial terms, reliability, interconnectivity, location and available capacity. There are several new pipelines being built which would be direct competitors of the White Cliffs Pipeline.
Crude Facilities
Crude Facilities operates crude oil storage and terminal businesses in the U.S.
Assets and Operations

•
approximately 7.6 million barrels of crude oil storage capacity in Cushing, Oklahoma, of which 6.5 million barrels are leased to customers and 1.1 million barrels are used for crude oil operations and marketing activities; and

•	a 30-lane crude oil truck unloading facility with 350,000 barrels of associated storage capacity in Platteville, Colorado which connects to the origination point of the White Cliffs Pipeline.
General. We own and operate 31 crude oil storage tanks in Cushing with an aggregate storage capacity of approximately 7.6 million barrels, of which 6.5 million barrels are leased to customers and 1.1 million barrels are used for crude oil operations and marketing activities. Our storage terminal has the capacity to deliver 480,000 barrels of crude oil per day and has inbound connections with the White Cliffs Pipeline from Platteville, Colorado, the Great Salt Plains Pipeline from Cherokee, Oklahoma, the Cimarron Pipeline from Boyer, Kansas, our Kansas and Oklahoma gathering system and two-way connections with all of the other major storage terminals in Cushing. Connection with this terminal provides our customers with access to multiple pipelines outbound from Cushing, Our Cushing terminal also includes truck unloading facilities.
All of our Cushing storage tanks have been built since the beginning of 2008 and had a weighted average age of 5.5 years as of December 31, 2015. The design and construction of our storage tanks meets the specifications established by the American Petroleum Institute in API 650 which establishes minimum requirements for material, design, fabrication, erection and testing of welded tanks for oil storage and includes seismic considerations. Our storage tanks also undergo regular maintenance and inspection programs, and we believe that these design specifications and maintenance and inspection programs reduce our maintenance capital expenditures.
Competition. Competition for crude oil storage customers is intense and is based primarily on price, access to supply, access to logistics assets, distribution capabilities, the ability to meet regulatory requirements and maintaining the quality of service and customer relationships. Our major competitors in Cushing include Blueknight Energy Partners, L.P., Enbridge Energy Partners, L.P., Enterprise Products Partners L.P., Magellan Midstream Partners, L.P. and Plains All American Pipeline, L.P.
Growth Opportunities. We have 100 acres of additional land as well as additional infrastructure which we believe will be sufficient to increase our storage capacity in Cushing by approximately six million barrels in the future. Our Platteville facility is designed to allow for expansion as production from the DJ Basin and Niobrara Shale increases.
Crude Supply and Logistics
Crude Supply and Logistics operates a crude oil marketing business in the U.S.

Assets and Operations
Crude Supply and Logistics uses Crude Transportation and Crude Facilities assets for marketing purposes. In addition, Crude Supply and Logistics assets include:

•	approximately 61,800 barrels of crude oil storage capacity in Trenton and Stanley, North Dakota.
General. We mitigate the commodity price exposure of our crude oil marketing operations by limiting our net open positions through: (i) the concurrent purchase and sale of like quantities of crude oil to create "back-to-back" transactions intended to lock in positive margins based on the timing, location or quality of the crude oil purchased and delivered; or (ii) derivative contracts. All marketing activities are subject to our Comprehensive Risk Management Policy, which establishes limits in order to attempt to manage risk and mitigate financial exposure.
Our crude oil purchases in our marketing operations are made at prices that are typically based on published or "posted" prices, plus or minus a differential. The differential is determined based on the grade of oil produced, transportation costs and competitive factors. Both the price and the differential change in response to market conditions. Posted prices can change daily and differentials, in general, can change every 30 days as contracts renew. We sell crude oil primarily to refiners and other resellers in various types of sale and exchange transactions, at market prices for terms ranging from one to twelve months.
SemGas
SemGas provides natural gas gathering and processing services. It has gathering and processing plants and assets in Kansas, Oklahoma and Texas. SemGas aggregates gas supplies from the wellhead and provides various services to producers that condition the wellhead gas production for downstream markets.
Assets and Operations
SemGas owns and operates approximately 960 miles of gathering pipelines in Oklahoma and Texas. SemGas has four plant facilities in northern Oklahoma with a combined processing capacity of approximately 565 million cubic feet per day. This area, also called the Mississippi Lime Play, has emerged as a key crude oil play with associated gas. There are approximately 675,000 acres dedicated to SemGas from several area producers in the Mississippi Lime Play. SemGas also has a processing plant located in Sherman, Texas, with a processing capacity of 30 million cubic feet per day.
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
Assets and Operations
SemCAMS operates and owns varying working interests in (i) two sour natural gas processing plants known as the Kaybob South No. 3 plant (the “K3 Plant”), and the Kaybob Amalgamated plant (the “KA Plant”); (ii) two sweet gas plants known as the West Fox Creek plant and the West Whitecourt plant, and (iii) a network of approximately 620 miles of natural gas gathering and transportation pipelines. The sour gas plants are dually connected to two major long-haul natural gas pipelines that serve Canada and the U.S. The plants also have the ability to load certain products for transportation by truck and railcar.
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
Assets and Operations
SemLogistics operates a tank storage business and offers build-bulk (importing small cargo, building volume and exporting larger cargo) and break-bulk (importing larger cargo and exporting smaller cargo) operations to its customers that transport products between a wide range of locations including the Middle East, Asia, Europe, the U.S., Central America and the west coast of Africa. The terminal is strategically located to access the U.K. market and to service numerous global markets.
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
Revenue and Marketing
SemLogistics generates revenue from fixed-fee storage tank leasing and related services by making available to third parties all of the terminal’s available tank capacity for the storage of crude oil and refined products. Historically, customers fall into three broad categories: trading, structural marketing storage and compulsory strategic storage.
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
Assets and Operations
SemMexico operates an in-country network of 11 asphalt cement terminals and modification facilities and two marine terminals. SemMexico’s national technical center and headquarters are located in the city of Puebla.
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
SemStream
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
Our Executive Management Committee, comprised of corporate officers, oversees the financial and non-financial risks associated with all activities governed by our Comprehensive Risk Management Policy including:

•	asset operations;

•	marketing;

•	investments, divestitures, and other capital expenditures and dispositions;

•	credit risk management; and

•	other strategic activities.
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
The AER also provides for the safe, efficient, orderly and environmentally responsible development of hydrocarbon resources over the entirety of their life cycle. In March of 2014, the AER assumed responsibility for the regulation of reclamation and remediation activities resulting from oil, gas and coal operations in the province, formerly under the purview of Alberta Environment and Sustainable Resource Development.
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
New Control of Major Accident Hazards (COMAH) Regulations came into force in the U.K. on June 1, 2015. The main COMAH duties stay the same as previously but there are some important changes, particularly on how dangerous substances are classified and information that has to be made available to the public.
The Maritime Security is regulated by Department for Transport. SemLogistics has to ensure appropriate measures and people are in place to comply with the International Ship and Port Facility Security Code, which sets out maritime security standards, established by the International Maritime Organization. These standards are enforced through the Ship and Port Security Regulations (2004).
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
Climate Change
In response to concerns that emissions of certain gases, commonly referred to as greenhouse gases (“GHGs”) (including carbon dioxide and methane), are contributing to the warming of the earth’s atmosphere and other climatic changes, the U.S. Congress has been considering legislation to reduce such emissions. In addition, a number of states, either individually or through multi-state regional initiatives, have begun implementing legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or GHG cap and trade programs. As an alternative to cap and trade programs, Congress may consider the implementation of a carbon tax program. Although we would not be impacted to a greater degree than other similarly situated midstream energy service providers, a stringent GHG control program could have an adverse effect on our cost of doing business and could reduce demand for the petroleum products we gather, process, transport, store and market.
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
Although Canada has not enacted federal GHG legislation for the oil and gas industry, the province of Alberta has set GHG baselines for all large GHG emitters that were in operation in the year 2000 in the province (which includes several of SemCAMS' facilities) based on 2003-2005 data, and required a reduction of 12% in GHG emissions intensity for each facility compared to its baseline. SemCAMS has been required to file provincial GHG emissions reports annually since 2003.
In June of 2012, Mexico's Ministry of the Environment and Natural Resources released the Climate Change Law with the objective to regulate greenhouse gases emissions.
Hazardous Substances and Wastes
The environmental laws and regulations affecting our operations relate to the release of hazardous substances or solid wastes into soils, groundwater and surface water, and include measures to prevent and control pollution. These laws and regulations generally regulate the generation, storage, treatment, transportation and disposal of solid and hazardous wastes, and may require investigatory and corrective actions at facilities where such waste may have been released or disposed. For instance, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “Superfund” law, and comparable state laws, impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to a release of “hazardous substance” into the environment. Potentially responsible persons can include the current owner or operator of the site where a release previously occurred and companies that disposed, or arranged for the disposal, of the hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the Environmental Protection Agency ("EPA") and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the potentially responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other wastes released into the environment. Although “petroleum,” as well as natural gas and NGLs, have been for the most part excluded from CERCLA’s definition of a “hazardous substance”, we may, in the course of ordinary operations, generate wastes that may fall within the definition of a “hazardous substance.” In addition, there are other laws and regulations that can create liability for releases of petroleum, natural gas or NGLs. Moreover, we may be responsible under CERCLA or other laws for all or part of the costs required to clean up sites at which such wastes have been disposed.
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
Office Facilities
In addition to our gathering, storage, terminalling and processing facilities discussed above, we maintain corporate office headquarters in Tulsa, Oklahoma. All of the U.S. business segments use Tulsa as their center of operations. Foreign business segments use their centers of operations, which are Calgary, Alberta for SemCAMS; Puebla, Mexico for SemMexico; and Milford Haven, Wales for SemLogistics. Many of our business segments also have satellite offices located throughout North America. The current lease for our Tulsa headquarters expires in May 2022, and the other office leases have varying expiration dates. While we may require additional office space as our business expands, we believe that our existing facilities are adequate to meet our needs for the immediate future, and that additional facilities will be available on commercially reasonable terms as needed.
Employees
As of December 31, 2015, we had approximately 1,160 employees, including approximately 555 employees outside the U.S., in Canada, Mexico and the U.K. Approximately 130 of our employees in Canada and Mexico are represented by labor unions and subject to collective bargaining agreements governing their employment with us. Of that number, approximately 68 employees have collective bargaining agreements that renew annually and approximately 60 have collective bargaining agreements that expired in January 2016 and are currently being renegotiated. We have never had a labor related work stoppage and believe our employee relations are good.

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
Our partnership interests in Rose Rock are significant cash-generating assets. Therefore, our cash flow is dependent, to some extent, upon the ability of Rose Rock to make quarterly distributions to its unitholders, including us. Rose Rock may not have sufficient available cash each quarter to enable it to pay the minimum quarterly distribution or distributions at levels we expect, which would have a corresponding negative impact on us. The amount of cash Rose Rock can distribute on its units principally depends upon the amount of cash it generates from its operations, which will fluctuate from quarter to quarter based on, among other things:

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
Because of the natural decline in production from existing wells in our areas of operation, our success depends on our ability to obtain new sources of supply of petroleum products, which is dependent on factors beyond our control. Any decrease in the volumes of these products that we gather, transport, store, process or market could adversely affect our business and operating results.
The volumes that support our business are dependent, in part, on the level of production from wells connected to our operations, the production from which may be less than we expect as a result of a natural decline of producing wells over time and the shut-in of wells for economic or other reasons. As a result, in order to maintain or increase the amount of petroleum products that we handle, we must obtain new sources of petroleum products. The primary factors affecting our ability to obtain sources of these products include the level of successful drilling activity near our systems and our ability to compete for volumes from successful new wells.
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
Fluctuations in energy prices can also greatly affect the development of new petroleum product reserves and, to a lesser extent, production from existing wells. In general terms, energy prices fluctuate in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. Declines in energy prices have a negative impact on exploration, development and production activity and, if sustained, could lead to a material decrease in such activity. Sustained reductions in exploration or production activity in our areas of operation would lead to reduced utilization of our assets and a reduced need for our marketing operations. Because of these factors, even if new reserves are known to exist in areas served by our assets, producers may choose not to develop those reserves. If reductions in drilling activity result in our inability to maintain the levels of petroleum products that we handle, it could have a material adverse effect on our business, results of operations and financial condition.
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
Increased regulation of hydraulic fracturing or produced water disposal could result in reductions or delays in crude oil and natural gas production in our areas of operation, which could adversely impact our business and results of operations.
The adoption of new laws or regulations imposing additional permitting, disclosures, restrictions or costs related to hydraulic fracturing or produced water disposal could make drilling certain wells less economically attractive. As a result, the volume of crude oil and natural gas we gather, transport and store for our customers could be substantially reduced which could have an adverse effect on our business, results of operations, financial condition and ability to pay dividends to our stockholders.
Our operations could be adversely affected if third-party pipelines, or other facilities connected to our facilities, become partially or fully unavailable, or if the volumes we gather do not meet the quality requirements of such pipelines or facilities.
Our facilities connect to other pipelines or facilities, some of which are owned by third parties. The operation of such third-party pipelines or facilities is not within our control. These pipelines and other facilities may become unavailable, or available only at a reduced capacity, because of testing, turnarounds, line repair, reduced operating pressure, lack of operating capacity, curtailments of receipt or deliveries due to insufficient capacity, or for any other reason. If any of these pipelines or facilities becomes unable to transport the products we gather, or if the volumes we gather or transport do not meet the quality requirements of such pipelines or facilities, our results of operations and cash flows could be adversely affected.
Our Comprehensive Risk Management Policy’s provisions governing our internal marketing activities cannot eliminate all risks associated with the marketing of commodities, nor can we ensure full compliance at all times with the Comprehensive Risk Management Policy by our employees, both of which could impact our financial and operational results.
We have in place a Comprehensive Risk Management Policy that establishes authorized commodities and transaction types, delegations of authority, and limits for marketing exposures and requires that we restrict net open positions (e.g., positions that are not fully hedged as to commodity price risk) to specified levels at each of the consolidated and, in certain cases, subsidiary level. Our Comprehensive Risk Management Policy has restrictive terms with respect to acquiring and holding physical inventory, futures contracts or derivative products. Net open positions are monitored by our Risk Management department for compliance with policy limits. These policies and practices, however, cannot eliminate all risks. Derivatives contracts and contracts for the future delivery of crude oil expose us to the risk of non-delivery under product purchase contracts or the failure of gathering and transportation systems. Any event that disrupts our anticipated physical supply of products could create a net open position that would expose us to risk of loss resulting from price changes.
We are also exposed to certain price risks that cannot be readily hedged, such as price risks for “basis differentials.” Basis differentials can be created to the extent that our purchase or sales contracts call for delivery of a petroleum product of a grade, at a location, or at a time that differs from the specific delivery terms of offsetting purchase and sales agreements or derivative instruments. If this occurs, we may not be able to use the physical or derivative commodity markets to fully hedge our price risk. Our exposure to price risks could impact our operational and financial results.
We also have a risk that employees involved in our marketing operations may not comply at all times with our Comprehensive Risk Management Policy. Even with management oversight, we cannot ensure with certainty that all violations of our Comprehensive Risk Management Policy, particularly if deception or other intentional misconduct is involved, will be detected prior to our businesses being materially affected.
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
One of the ways we intend to continue to grow our business is through the construction of new assets. The construction of additions or modifications to our existing systems and of new assets involves numerous regulatory, environmental, political and legal uncertainties beyond our control. In addition, the construction of additions to our existing gathering and transportation assets may require us to obtain new rights-of-way prior to constructing new pipelines. We may be unable to obtain such rights-of-way to connect new product supplies to our existing gathering lines or capitalize on other attractive expansion opportunities. Additionally, it may become more expensive for us to obtain new rights-of-way or to renew existing rights-of-way. If the cost of renewing or obtaining new rights-of-way increases, or if we lose our existing rights-of-way through our inability to renew right-of-way contracts or otherwise, our results of operations, cash flows and financial condition could be adversely affected.
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
Leaks and other releases of hydrocarbons are possible in operations involving pipelines, tanks and processing units. Other possible operating risks include:

•	the breakdown or failure of equipment, information systems or processes;

•	the performance of equipment at levels below those originally intended (whether due to misuse, unexpected degradation or design, construction or manufacturing defects);

•	failure to maintain adequate inventories of spare parts;

•	operator error;

•	labor disputes;

•	disputes with connected facilities and carriers; and

•	catastrophic events such as natural disasters, earthquakes, fires, explosions, fractures, acts of terrorism and other similar events, many of which are beyond our control.
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

•	risks associated with operating in lines of business that are distinct and separate from our historical operations;

•	loss of customers or key employees of the acquired businesses; and

•	the diversion of management’s attention from other business concerns.
Any of these factors could adversely affect our ability to achieve anticipated levels of cash flows from our acquisitions, realize other anticipated benefits or meet our debt service requirements.
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
In addition, states have adopted regulations similar to existing DOT regulations for intrastate gathering and transmission lines. We currently estimate that we will incur an aggregate cost of approximately $5.6 million during 2016 to implement necessary pipeline integrity management program testing along certain segments of our pipelines required by existing DOT and state regulations. This estimate does not include the costs, if any, of any repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the testing program, which costs could be substantial. At this time, we cannot predict the ultimate cost of compliance with these regulations, as the cost will vary significantly depending on the number and extent of any repairs found to be necessary as a result of the pipeline integrity testing. We will continue our pipeline integrity testing programs on an on-going basis to assess and maintain the integrity of our pipelines. The results of these tests could cause us to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operations of our pipelines and, consequently, result in a reduction in our revenue and cash flows from shutting down our pipelines during the pendency of such repairs or upgrades.

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
For the reasons described above, NGL Energy may reduce, or have insufficient available cash to pay, cash distributions on its common units, and we may not realize an adequate return on our investment and we may incur losses on any sales of our investment in NGL Energy.
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
Our operations are focused on gathering, transporting, storing, processing, treating and marketing petroleum products and are principally located in the Midwest and Rocky Mountain supply regions of the U.S. and in Alberta, Canada. As a result, our results of operations, cash flows and financial condition depend upon the demand for our services in these regions. Due to our current lack of broad diversification in industry type and geographic location, adverse developments in our current segment of the midstream industry, or our existing areas of operation, could have a significantly greater impact on our results of operations, cash flows and financial condition than if our operations were more diversified.

We are subject to regulation by multiple governmental agencies, and the nature and degree of regulation from such agencies could adversely impact our business, results of operations and financial condition.
Our business activities are subject to regulation by multiple federal, state and local governmental agencies. Our historical operating costs reflect the recurring costs resulting from compliance with these regulations and we do not anticipate material expenditures in excess of these amounts in the absence of future acquisitions, or changes in regulation, or discovery of existing but unknown compliance issues. Additional proposals and proceedings that affect the midstream industry are regularly considered by Congress, as well as by state legislatures and federal and state regulatory commissions, agencies and courts. We cannot predict when or whether any such proposals may become effective or the magnitude of the impact changes in laws and regulations may have on our business. However, additions to the regulatory burden on our industry generally increase our cost of doing business and affect our profitability.
Our trucking fleet operations are subject to the Federal Motor Carrier Safety Regulations which are enacted, reviewed and amended by the FMCSA. Our fleet currently has a "satisfactory" safety rating; however, if our safety rating were downgraded to "unsatisfactory", our business and results of operations could be adversely affected.
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
Our storage operations are influenced by the overall forward market for crude oil. A contango market (meaning that the price of crude oil for future delivery is higher than the current price) is associated with greater demand for crude oil storage capacity, because a party can simultaneously purchase crude oil at current prices for storage and sell at higher prices for future delivery. A backwardated market (meaning that the price of crude oil for future delivery is lower than the current price) is associated with lower demand for crude oil storage capacity because a party can capture a premium for prompt delivery of crude oil rather than storing it for future sale. A prolonged backwardated market, or other adverse market conditions, could have an adverse impact on our ability to negotiate favorable prices under new or renewing storage contracts, which could have an adverse impact on our storage revenues. As a result, the overall forward market for crude oil may have an adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.
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
The EPA has published its findings that emissions of GHGs are an endangerment to public health and the environment because such gases are contributing to the warming of the earth’s atmosphere and other climatic changes. The EPA adopted regulations under existing provisions of the federal Clean Air Act that require entities that produce certain gases to inventory, monitor and report such gases. Additionally, the EPA adopted rules to regulate GHG emissions through construction and operating permit programs. A number of state and regional efforts have also emerged which are intended to address climate issues.
Canadian federal regulations creating GHG performance standards for the transportation sector and for coal-fired electricity generation were established by the previous federal government in recent years and the oil and gas sector was targeted for similar regulations in the future. A new federal government was elected on October 19, 2015. It indicated that a key priority is to provide national leadership to reduce emissions, combat climate change and price carbon, in partnership with provinces and territories. On December 12, 2015, the federal government reached an international agreement with 195 countries at the Paris Climate Conference and stated that it will support and implement policies that contribute to a low-carbon economy. Specific new federal GHG reduction policies, including any potential policies affecting the oil and gas sector, have yet to be confirmed. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur additional costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the petroleum products we gather, treat or otherwise handle in connection with our services.
The majority of Canada’s climate change initiatives to date have been implemented at the provincial level. Alberta enacted GHG legislation that is applicable to the oil and gas industry and recently introduced GHG policy that will apply to the broader economy. Alberta’s GHG legislation, policy and future regulations could increase the costs of compliance for SemCAMS’ facilities.

Regulatory actions by governments or the passage of new climate change laws or regulations could result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls on our facilities and (iii) administer and manage our GHG compliance program. If we are unable to recover or pass through our costs to comply with such requirements, it could have a material adverse effect on our results of operations and financial condition. Further, climate change and GHG regulation could reduce demand for our services.
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
Hydraulic fracturing is the process of creating or expanding cracks by pumping water, sand and chemicals under high pressure into an underground formation in order to increase the productivity of crude oil and natural gas wells. Water used in the process is generally fresh water, recycled produced water or salt water.
There is competition for fresh water from municipalities, farmers, ranchers and industrial users. In addition, the available supply of fresh water can also be reduced directly by drought. Prolonged drought conditions increase the intensity of competition for fresh water.
Limitations on oil and gas producers’ access to fresh water may restrict their ability to use hydraulic fracturing and could reduce new production. Such disruptions could potentially have a material adverse impact on our business, financial condition, results of operations and cash flows.
Loss of key employees could significantly reduce our ability to execute strategies.
Much of our future success depends on the continued availability and service of key personnel including the executive team and skilled employees in technical, operational and staff positions. We depend on current and new key officers and employees to meet the challenges and complexities of our businesses. If any such officers or employees resign, or become unable to continue in their present roles and are not adequately replaced, or if we are unable to fill vacant positions, our business operations could be materially adversely affected. There can be no assurance that we will continue to attract and retain key personnel.
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

We have become more reliant on technology to help increase efficiency in our business. We use numerous technologies to help run our operations, and this may subject our business to increased risks. Any cyber security attack that affect our facilities, our customers or any financial data could have a material adverse effect on our business. In addition, a cyber attack on our customer and employee data may result in a financial loss, including potential fines for failure to safeguard data, and may negatively impact our reputation. Third-party systems on which we rely could also suffer system failure. Any of these occurrences could disrupt our business, result in potential liability or reputational damage or otherwise have an adverse effect on our financial results.
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
Risks Related to Our Class A Common Stock

Holders of our Class A common stock may not receive dividends in the amount identified in guidance or any dividends.

    We may not have sufficient cash each quarter to pay dividends or maintain current or expected levels of dividends. The actual amount of cash we pay out in dividends may fluctuate from quarter to quarter and will depend on various factors, some of which are beyond our control, including:

•	the amount of cash that Rose Rock and our other subsidiaries distribute to us;

•	the amount of cash we generate from our operations, our working capital needs, our level of capital expenditures and our ability to borrow;

•	the restrictions contained in our indentures and credit agreements and our debt service requirements; and

•	the cost of acquisitions, if any.

A failure either to pay dividends or to pay dividends at expected levels could result in a loss of investor confidence, reputational damage and a decrease in the market price of our Class A common stock.
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
For information regarding legal proceedings, see the discussion under the captions "Bankruptcy matters", "Dimmit County, TX Claims", "Other matters" and "Environmental" in Note 16 of our consolidated financial statements beginning on page F-1 of this Form 10-K, which information is incorporated by reference into this Item 3.

Item 4.	Mine Safety Disclosures
Not applicable.

Executive Officers of the Registrant
Our executive officers are elected annually by, and serve at the discretion of, our Board of Directors. Set forth below is information concerning our executive officers.

Name	Age	Position
Carlin G. Conner	48	President and Chief Executive Officer and Director
Robert N. Fitzgerald	56	Senior Vice President and Chief Financial Officer
Candice L. Cheeseman	60	Vice President and General Counsel
Timothy R. O’Sullivan	59	Vice President, Corporate Planning and Strategic Initiatives
Peter L. Schwiering	71	Vice President and Chief Operating Officer of Rose Rock Midstream GP, LLC

Carlin G. Conner. Mr. Conner has served as president and chief executive officer and a director of SemGroup since April 2014. He has also served as chairman of the Board of Directors, president and chief executive officer of the general partner of our subsidiary Rose Rock, since April 2014. From 2012 to March 2014, Mr. Conner served as managing director of Oiltanking GmbH, an independent worldwide storage provider of crude oil, refined petroleum products, liquid chemicals and gases. He served as a member of the Board of Directors of the general partner of Oiltanking Partners, L.P., a publicly traded master limited partnership engaged in independent terminaling, storage and transportation of crude oil, refined petroleum products and liquefied petroleum gas (“Oiltanking Partners”), from March 2011 to March 2014, and was elected chairman in July 2011 in connection with the completion of Oiltanking Partners’ initial public offering. Mr. Conner also served as president and chief executive officer of Oiltanking Partner’s general partner from 2011 to 2012 and as president and chief executive officer of Oiltanking Holding Americas, Inc., a wholly owned subsidiary of Oiltanking GmbH, from 2006 to 2012. Previously, from 2003 to 2006, he worked at Oiltanking GmbH’s corporate headquarters in Hamburg, Germany, where he was responsible for international business development and sat on the boards of several Oiltanking GmbH ventures. He joined Oiltanking Houston, L.P. in 2000. He began his career at GATX Terminals Corporation and served in various roles, including operations and commercial management. From April 2014 to October 2014, Mr. Conner served on the Board of Directors of the general partner of NGL Energy Partners LP, a publicly traded master limited partnership engaged in crude oil logistics, water solutions, liquids, retail propane, and refined products and renewables. He graduated from McNeese State University with a Bachelor of Science degree in environmental science.

Robert N. Fitzgerald. Mr. Fitzgerald joined SemGroup in 2009 and serves as senior vice president and chief financial officer. Mr. Fitzgerald also serves as a director, senior vice president and chief financial officer of the general partner of Rose Rock. Prior to joining SemGroup, Mr. Fitzgerald served as chief financial officer from 2008 to 2009 of Windsor Energy Group, a private independent oil and gas exploration and development company. He has also served from 2006 to 2008 as executive vice president of LinkAmerica Corp. and from 2003 until 2006 as chief operating officer and chief financial officer of Arrow Trucking Company, both commodity transportation companies. From 2000 to 2003, he served as vice president, finance of Williams Communications Group, a global communication company. Prior to that, Mr. Fitzgerald was with BP Amoco and Amoco Corporation for 20 years, working in various financial and operations positions in Tulsa, Oklahoma; Houston, Texas; Denver, Colorado; and Chicago, Illinois. Mr. Fitzgerald received a master’s degree in business administration from the University of Tulsa and a Bachelor of Business Administration degree from Western Illinois University. He is currently a member of the American Institute of Certified Public Accountants, the Institute of Management Accountants and the Institute of Internal Auditors. He is a certified public accountant.

Candice L. Cheeseman. Ms. Cheeseman joined SemGroup in 2010 and serves as general counsel. Ms. Cheeseman also serves as general counsel of the general partner of Rose Rock. Prior to joining our company, Ms. Cheeseman served as general counsel of Global Power Equipment Group Inc., a comprehensive provider of power generation equipment and maintenance services for energy customers, since 2004. In 2006, Global Power Equipment Group Inc. and its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. Global Power Equipment Group and its subsidiaries emerged from bankruptcy protection in 2008. Prior to Global Power, she was employed by WilTel Communications Group, an internet, data, voice and video service provider, where she served in a variety of capacities, including general counsel and secretary, commencing in 2002. Ms. Cheeseman has been a practicing attorney for over 20 years serving in various capacities for Williams Communications, Marriott International and law firms in the Washington D.C. area. Ms. Cheeseman received her juris doctorate degree from the University of Tulsa College of Law. She also holds a Bachelor of Arts degree from the University of Delaware.

Timothy O’Sullivan. Mr. O’Sullivan serves as vice president, corporate planning and strategic initiatives of SemGroup, a position he has held since 2010. Mr. O’Sullivan also serves as a director and vice president of the general partner of Rose Rock. From 2005 until 2010, he served as president and chief operating officer of SemGas, L.P. From 2001 until joining our company. Mr. O’Sullivan worked for Williams Power Company where he was director of global gas and power origination. He was previously employed with Koch Industries, Inc. for 19 years where he served in various capacities in its natural gas division, including business development, marketing and trading, and executive management. Mr. O’Sullivan began his career as a staff accountant for Main Hurdman. Mr. O’Sullivan graduated from Wichita State University with a bachelor’s degree in accounting. Mr. O’Sullivan was a member of the board of directors of the Gas Processors Association and served on its Executive and Finance Committee.
Peter L. Schwiering. Mr. Schwiering has served as vice president of SemGroup since 2012. Mr. Schwiering has also served as the chief operating officer and a director of the general partner of Rose Rock since 2011. Mr. Schwiering joined SemCrude, L.P. in 2000 as vice president of operations and eventually served as its president. Prior to joining SemCrude, L.P., Mr. Schwiering worked for Dynegy Pipeline as manager of pipeline and commercial business. He also served with Sun Company for 25 years in various positions, last serving as the company's manager of business development-Western Region, based in Oklahoma. Mr. Schwiering has over 40 years of experience in the energy industry.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A Common Stock trades on the New York Stock Exchange under the ticker symbol “SEMG.” At January 31, 2016, we had 2,916 holders of record of our Class A Common Stock. The following table sets forth the high and low sales prices of our Class A Common Stock (New York Stock Exchange composite transactions) during the periods indicated.

	High	Low
For the year ended December 31, 2015:
First quarter	$81.60	$56.83
Second quarter	$86.99	$75.66
Third quarter	$80.92	$41.44
Fourth quarter	$55.54	$22.56

For the year ended December 31, 2014:
First quarter	$68.50	$59.90
Second quarter	$79.77	$62.90
Third quarter	$88.99	$75.72
Fourth quarter	$84.31	$59.30
Dividends
In January 2013, we announced our intention to pay a quarterly cash dividend to common stockholders beginning in the second quarter of 2013. We intend to pay dividends from our "cash available for dividends", which is defined as our cash from operating activities plus our cash distributions received from our interests in Rose Rock and NGL Energy, less cash interest expense, cash paid for income taxes, maintenance capital expenditures and any cash reserves established by our management. Cash reserves are established by management to provide for the proper conduct of SemGroup's business, including reserves for future capital expenditures and for anticipated future credit needs.
Our credit agreement allows payments or distributions as long as we (i) are in compliance on a pro forma basis with our financial covenants and (ii) demonstrate a minimum liquidity of $50 million.
The following table sets forth the dividend paid in the quarter indicated. We had not paid any cash dividends on our common stock prior to the second quarter of 2013.

Year Ended December 31, 2015	$/Share
First quarter	$0.34
Second quarter	$0.38
Third quarter	$0.42
Fourth quarter	$0.45

Year Ended December 31, 2014	$/Share
First quarter	$0.22
Second quarter	$0.24
Third quarter	$0.27
Fourth quarter	$0.30
Performance Graph
Set forth below is a line graph comparing the cumulative total stockholder return on our Class A Common Stock with the cumulative total return of the S&P 500 Stock Index and the Alerian MLP Infrastructure Index ("AMZIX Index") for the period from January 1, 2011 to December 31, 2015. The AMZIX Index is a liquid, midstream-focused subset of the Alerian MLP index, comprised of 25 energy infrastructure master limited partnerships. The graph was prepared assuming $100 was invested on December 31, 2010 in our Class A Common Stock, the S&P 500 Stock Index and the AMZIX Index and distributions have been reinvested subsequent to the initial investment.

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

Item 6. Selected Financial Data
Selected Consolidated Financial Data
The following table provides selected consolidated financial data as of and for the periods shown. The balance sheet data as of December 31, 2015, 2014, 2013, 2012 and 2011, and the statement of operations data for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, have been derived from our audited financial statements for those dates and periods. The selected financial data provided below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included in this Form 10-K.
The following table presents the non-GAAP financial measures of Adjusted gross margin and Adjusted EBITDA, which we use in our business and view as important supplemental measures of our performance. Adjusted gross margin and Adjusted EBITDA are not calculated or presented in accordance with GAAP. For definitions of Adjusted gross margin and Adjusted EBITDA and a reconciliation of Adjusted gross margin to operating income and of Adjusted EBITDA to net income, their most directly comparable financial measures calculated and presented in accordance with GAAP, please see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—How We Evaluate our Operations."

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(amounts in thousands, except per share amounts)
Statement of operations data:
Total revenues	$1,455,094	$2,122,579	$1,427,016	$1,237,497	$1,465,246
Operating income	$129,153	$126,993	$117,914	$57,351	$55,199
Income from continuing operations	$42,816	$52,058	$65,753	$28,958	$12,360
Income (loss) from discontinued operations	(4)	(1)	59	2,939	(9,548)
Net income	$42,812	$52,057	$65,812	$31,897	$2,812
Net income attributable to noncontrolling interests	12,492	22,817	17,710	9,797	435
Net income attributable to SemGroup	$30,320	$29,240	$48,102	$22,100	$2,377
Income from continuing operations per share of common stock:
Basic	$0.69	$0.69	$1.14	$0.53	$0.29
Diluted	$0.69	$0.68	$1.13	$0.52	$0.17
Other financial data:
Adjusted gross margin	$477,559	$497,487	$405,942	$363,808	$306,693
Adjusted EBITDA	$305,282	$287,441	$189,018	$134,965	$115,545
Cash dividend declared per common share	$1.59	$1.03	$0.60	$—	$—

	As of December 31,
	2015	2014	2013	2012	2011
	(amounts in thousands)
Balance sheet data:
Total assets	$2,870,690	$2,589,802	$2,470,614	$1,748,179	$1,491,181
Long-term debt, including current portion (excluding debt subject to compromise)	$1,074,628	$767,132	$615,125	$206,086	$109,335
Owners’ equity:
SemGroup Corporation owners’ equity	$1,115,527	$1,149,508	$1,053,902	$892,394	$851,096
Noncontrolling interests in consolidated subsidiaries	80,829	69,929	159,961	129,134	127,569
Total owners’ equity	$1,196,356	$1,219,437	$1,213,863	$1,021,528	$978,665
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
We, and our significant equity method investees, own gathering systems, transportation pipelines, crude oil transport trucks, processing plants, storage facilities and terminals in Colorado, Kansas, Minnesota, Montana, North Dakota, Ohio, Oklahoma, Pennsylvania, Texas and Wyoming and in Alberta, Canada.
We own and operate storage, terminal and marine facilities at Milford Haven in the U.K. that enable customers to supply products to markets in the Atlantic Basin. We also operate a network of liquid asphalt cement terminals throughout Mexico.
During the year ended December 31, 2015, we made the decision to disaggregate certain activities and functions within our Crude segment to provide additional granularity, both internally and externally, to our operating results. As such, the prior period results have been recast to reflect the resulting reportable segments. These new segments are organized by our key revenue generating activities:
Crude Transportation
We charge capacity or volume based fees to transport crude oil by pipeline and by truck. In addition, we generate the equivalent of a transportation fee by buying crude oil at one location and selling it back to the same counterparty at a different location for a fixed margin.
Crude Facilities
We charge capacity or volume based fees for crude oil storage and terminal services at our facilities in Cushing, along the Kansas and Oklahoma pipeline system and at Platteville, Colorado. We also charge capacity or volume based fees to use our truck unloading facility at Platteville.
Crude Supply and Logistics
We purchase crude oil for our own account from producers, aggregators and traders and sell crude oil, including crude oil blends, to traders and refiners.
General Trends and Outlook
The prices of crude oil and natural gas have historically been volatile. For example, from January 1, 2014 to December 31, 2015, the NYMEX prompt month settle price ranged from a high of $107.26 per barrel to a low of $34.73 per barrel. The range for natural gas during that period was $6.15 to $1.75 per MMBtu. Substantial declines in crude oil and natural gas prices, particularly prolonged declines, can have negative effects on producers including:
•reduced revenue, operating income and cash flows;
•reduced volume of crude oil and natural gas that can be produced economically;
•delayed or postponed capital projects; and/or
•limited access to or increased cost of capital, such as equity and long-term debt.
The substantial decline in crude oil and natural gas prices since mid-2014 and continuing throughout 2015 have had these effects on a number of companies in the oil and gas industry, including our customers. While we do not have significant direct exposure to commodity prices, we are exposed to a reduction in volumes to be transported, stored, processed and marketed as a result of lower prices. We experienced such reductions in 2015 and expect them to continue in 2016.
In response to these industry conditions, we are increasing our focus on controlling expenses, reviewing the economics of capital projects, increasing control over headcount and relocating our Oklahoma City office to Tulsa.

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
The following table presents a reconciliation of operating income to Adjusted gross margin and net income to Adjusted EBITDA, the most directly comparable GAAP financial measures, on a historical basis for each of the periods indicated.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Unaudited; in thousands)
Reconciliation of operating income to Adjusted gross margin:
Operating income	$129,153	$126,993	$117,914	$57,351	$55,199
Add:
Operating expense	224,443	246,613	223,585	224,700	155,041
General and administrative expense	97,366	87,845	78,597	71,918	75,447
Depreciation and amortization expense	100,882	98,397	66,409	48,210	49,823
Loss (gain) on disposal or impairment, net	11,472	32,592	(239)	(3,531)	301
Less:
Unrealized gain (loss) on derivatives	(2,014)	1,734	974	(1,196)	14,114
Earnings from equity method investments including gain on issuance of common units by equity method investee	87,771	93,219	79,350	36,036	15,004
Adjusted gross margin	$477,559	$497,487	$405,942	$363,808	$306,693

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Unaudited; in thousands)
Reconciliation of net income to Adjusted EBITDA:
Net income	$42,812	$52,057	$65,812	$31,897	$2,812
Add:
Interest expense	69,675	49,044	25,142	8,902	60,138
Income tax expense (benefit)	33,530	46,513	(17,254)	(2,078)	(2,310)
Depreciation and amortization	100,882	98,397	66,409	48,210	49,823
Loss (gain) on disposal or impairment, net	11,472	32,592	(239)	(3,531)	301
Loss (income) from discontinued operations, net of income taxes	4	1	(59)	(2,939)	9,548
Foreign currency transaction (gain) loss	(1,067)	(86)	(1,633)	298	(3,450)
Remove NGL Energy equity (earnings) losses including gain on issuance of common units	(11,416)	(31,363)	(33,996)	403	—
Remove gain on sale of NGL units	(14,517)	(34,211)	—	—	—
NGL cash distribution	19,074	23,404	18,321	—	—
M&A transaction related costs	10,000	—	—	—	—
Mid-America Midstream Gas Services acquisition cost	—	—	3,600	9,218	—
Inventory valuation adjustments including equity method investees	3,187	7,781	—	—	—
Employee severance expense	90	220	38	354	4,374
Unrealized loss (gain) on derivatives	2,014	(1,734)	(974)	1,196	(14,114)
Change in fair value of warrants	—	13,423	46,434	21,310	(5,012)
Reversal of allowance on goods and services tax receivable	—	—	—	—	(4,144)
Depreciation and amortization included within equity in earnings of equity method investees	25,307	18,992	9,520	10,181	10,630
Bankruptcy related expenses	224	1,310	567	—	—
Defense costs related to an unsolicited take over proposal	—	—	—	5,899	1,000
Recovery of receivable from AGE Refining	—	—	—	—	(2,692)
Charitable contributions	—	3,379	—	—	—
Legal settlement expense	3,394	—	—	—	—
Recovery of receivables written off at emergence	—	(664)	—	(858)	—
Non-cash equity compensation	10,617	8,386	7,330	6,503	8,641
Adjusted EBITDA	$305,282	$287,441	$189,018	$134,965	$115,545

Business and Performance Drivers
We operate our business through eight primary business segments: Crude Transportation, Crude Facilities, Crude Supply & Logistics, SemGas, SemCAMS, SemLogistics, SemMexico and SemStream. We generate revenue in these segments by using our assets to provide products and services to third parties and by selectively using our assets to support our marketing activities. We believe that the variety of our petroleum product assets creates opportunities for us and our customers that avoid seasonal fluctuations.
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
We use futures, swaps and options contracts to manage our exposure to market changes in commodity prices, to protect our gross margins on our purchased petroleum products and to manage our liquidity risk associated with margin deposit requirements on our overall derivative positions. When purchasing petroleum products, we seek to manage our exposure to commodity price risk. As we purchase inventory from suppliers, we may establish a fixed or variable margin with future sales using one of the following methods:

•	we have already sold that product for physical delivery pursuant to sales contracts at a market index price,

•	we sell the product for future physical delivery pursuant to effectively back-to-back sales contracts, or

•	we enter into futures and swaps contracts on the NYMEX or over the counter markets.
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
Crude Transportation

We charge capacity or volume based fees to transport crude oil by pipeline and by truck. In addition, we generate the equivalent of a transportation fee by buying crude oil at one location and selling it back to the same counterparty at a different location for a fixed margin.
Crude Facilities
We charge capacity or volume based fees for crude oil storage and terminal services at our facilities in Cushing, along the Kansas and Oklahoma pipeline system and at Platteville, Colorado. We also charge capacity or volume based fees to use our truck unloading facility at Platteville.
Crude Supply and Logistics
We purchase crude oil for our own account from producers, aggregators and traders and sell crude oil, including crude oil blends, to traders and refiners.
SemGas
SemGas provides gathering and processing services to natural gas producers in the U.S. SemGas owns and operates gathering systems and processing plants in Kansas, Oklahoma and Texas.
SemCAMS
SemCAMS’ revenue is based on fee-based throughput arrangements, which represent, in part, operating cost recovery from working interest owners in certain processing plants and is recorded when earned in accordance with the terms of the related agreement.
SemLogistics
The main activities of SemLogistics are the receipt, storage and redelivery of clean petroleum and crude oil products via sea-going vessels. SemLogistics’ revenue is based on fixed-fee storage tank leases and related services.
SemMexico
SemMexico’s revenue is based on contractual arrangements with customers for liquid asphalt cement.
SemStream
Earnings from our equity method investments in NGL Energy and NGL Energy Holdings LLC are reported in the SemStream segment.

Results of Operations
Consolidated Results of Operations

	Year Ended December 31,
(in thousands)	2015	2014	2013
Revenues	$1,455,094	$2,122,579	$1,427,016
Expenses:
Costs of products sold	979,549	1,623,358	1,020,100
Operating	224,443	246,613	223,585
General and administrative	97,366	87,845	78,597
Depreciation and amortization	100,882	98,397	66,409
Loss (gain) on disposal or impairment, net	11,472	32,592	(239)
Total expenses	1,413,712	2,088,805	1,388,452
Earnings from equity method investments	81,386	64,199	52,477
Gain on issuance of common units by equity method investee	6,385	29,020	26,873
Operating income	129,153	126,993	117,914
Other expense (income):
Interest expense	69,675	49,044	25,142
Foreign currency transaction gain	(1,067)	(86)	(1,633)
Other expense (income), net	(15,801)	(20,536)	45,906
Total other expenses	52,807	28,422	69,415
Income from continuing operations before income taxes	76,346	98,571	48,499
Income tax expense (benefit)	33,530	46,513	(17,254)
Income from continuing operations	42,816	52,058	65,753
Income (loss) from discontinued operations, net of income taxes	(4)	(1)	59
Net income	$42,812	$52,057	$65,812
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
Interest expense
Interest expense increased in 2015 to $70 million from $49 million in 2014. The increase is primarily the result of incremental interest expense of $11 million related to $400 million of 5.625% senior unsecured notes Rose Rock sold in July 2014 and $12 million related to $350 million of 5.625% senior unsecured notes Rose Rock sold in May 2015.
Interest increased in 2014 to $49 million from $25 million in 2013. This increase is primarily the result of incremental interest expense of $10 million related to $300 million of 7.50% senior unsecured notes SemGroup sold in June 2013 and $11 million related to $400 million of 6.526% senior unsecured notes Rose Rock sold in July 2014.
Other expense/income
Other income decreased in 2015 to $16 million from $21 million in 2014, primarily due to the gains on the sale of NGL Energy common units. In 2015, we recorded a gain on the sale of approximately 2 million NGL Energy common units of $15 million compared to 2014 where we recorded a gain on the sale of approximately 2.5 million NGL Energy common units of $34 million, partially offset by $13 million in losses due to the change in the fair value of our warrants.

Other income increased in 2014 to $21 million from expense of $46 million in 2013, primarily due to a gain on the sale of NGL Energy common units of $34 million offset by $13 million in losses related to the change in the fair value of our warrants in 2014 compared to $46 million of such losses in 2013.
Results of Operations by Reporting Segment

Crude Transportation

	Year Ended December 31,
(in thousands)	2015	2014	2013
Revenues:
Pipeline transportation	$31,650	$28,816	$21,120
Truck transportation - external	50,341	55,902	13,797
Truck transportation - intersegment	15,021	10,840	225
Total revenues	97,012	95,558	35,142
Expenses:
Operating	73,554	71,230	23,917
General and administrative	9,164	9,012	5,467
Depreciation and amortization	35,500	33,679	17,814
Loss on disposal or impairment, net	9,621	467	—
Total expenses	127,839	114,388	47,198
Earnings from equity method investment	76,355	61,856	45,354
Operating income	$45,528	$43,026	$33,298

Adjusted Gross Margin
Adjusted gross margin in this segment is generated by providing fee-based services and by entering into fixed-margin transactions. Revenues from fee-based services are included in service revenue and revenues from fixed-margin are included in product revenue in our Consolidated Statements of Operations and Comprehensive Income. As there is no cost of sales or derivative activity associated with our Crude Transportation revenue, adjusted gross margin is equivalent to revenue for this segment.
2015 versus 2014
Revenue
Pipeline transportation revenue includes both fee-based and fixed-margin activity. Pipeline transportation revenue increased to $32 million in 2015 from $29 million in 2014. The extension of the Wattenberg Oil Trunkline in early 2015 resulted in an additional $7 million due to higher volumes. Higher volumes on the Tampa pipeline resulted in an additional $1 million. These increases were partially offset with reductions in fixed-margin and other fee-based activity of $3 million and $2 million, respectively.
External truck transportation revenue decreased to $50 million in 2015 from $56 million in 2014. The decrease was due to a higher concentration of shorter haul activity despite higher volumes.
Intersegment truck transportation revenues increased to $15 million in 2015 from $11 million in 2014. The increase was due to additional barrels purchased directly from the producer and hauled for our Crude Supply and Logistics segment.
Operating Expense
Operating expense increased in 2015 to $74 million from $71 million in 2014. The increase was primarily due to additional employment and insurance and taxes of $1 million and $1 million, respectively, resulting from a full year of operations from the crude oil trucking assets acquired in June 2014. An additional $1 million resulted primarily from the extension of the Wattenberg Oil Trunkline in early 2015.

General and Administrative Expense
General and administrative expense remained constant at $9 million in 2015 and 2014.
Depreciation and Amortization Expense
Depreciation and amortization expense increased in 2015 to $36 million from $34 million in 2014. Approximately $2 million of the increase in depreciation expense is due to the 2014 revision of the estimated useful life relating to a 164-mile section of the Kansas and Oklahoma pipeline system. An additional $5 million of the depreciation increase is due to project completions and the crude oil trucking fleet acquisition in 2014. Amortization decreased in 2015 to $1 million from $6 million in 2014. The decrease was due to contracts acquired as part of the crude oil trucking fleet acquisition in 2013 becoming fully amortized in 2014.
Loss on Disposal or Impairment, net
In 2015, we recorded a goodwill impairment of $9.5 million associated with our crude oil trucking operations which reduced the carrying value of goodwill to $26.6 million.

We used a discounted cash flow model, supplemented by a market approach to perform the goodwill impairment analysis. Key assumptions in the analysis include the use of an appropriate discount rate, volume and rate forecasts and estimates of operating costs.

When considering operating performance projections, we included industry economic conditions, current crude oil prices and the forward price curve. Due to the imprecise nature of our projections and assumptions, actual results can and often do differ from our estimates. If the assumptions used in our projections prove to be inaccurate, we could incur a future impairment charge.
Earnings from Equity Method Investment
This segment's equity method investments are White Cliffs and Glass Mountain Pipeline. The increase is due to our commissioning of White Cliffs' second line in August 2014. Earnings from White Cliffs increased by approximately $13 million in 2015 compared to 2014 and earnings from Glass Mountain increased by approximately $2 million in 2015 compared to 2014.
2014 versus 2013
Revenue
Pipeline transportation revenue increased to $29 million in 2014 from $21 million in 2013. The increase was due to capital expansion projects being placed in-service near the end of 2013, including the Wattenberg Oil Trunkline. The Wattenberg Oil Trunkline and other fee-based activity contributed an additional $7 million and $1 million, respectively.
External truck transportation revenue increased to $56 million in 2014 from $14 million in 2013. The increase was due to a full year of operations from the September 2013 crude oil trucking acquisition and a partial year of operations from the crude oil trucking assets acquired in June 2014.
Intersegment truck transportation revenues began in late 2013. These revenues resulted from acquisitions of barrels purchased directly from the producer and by our Crude Supply and Logistics segment.
Operating Expense
Operating expense increased in 2014 to $71 million from $24 million in 2013. The increase was primarily due to a full year of operations from the September 2013 crude oil trucking acquisition and a partial year of operations from the crude oil trucking assets acquired in June 2014. The increase included employment costs of $18 million, outside services from contract owner operators of $16 million, field expenses of $6 million, maintenance and repair of $2 million, insurance and taxes of $2 million, and other expenses of $1 million. An additional $2 million and $1 million resulted from full year operations of the Wattenberg Oil Trunkline and the Tampa pipeline, respectively. Other expenses decreased $1 million.

General and Administrative Expense
General and administrative expense increased in 2014 to $9 million from $5 million in 2013. The corporate overhead allocation from SemGroup increased $3 million as a result of higher corporate costs, combined with a higher allocation rate attributable to Rose Rock. Employment costs increased $1 million primarily due to additional incentive compensation.
Depreciation and Amortization Expense
Depreciation and amortization expense increased in 2014 to $34 million from $18 million in 2013. Approximately $4 million of the depreciation increase is due to a revision of the estimated useful life relating to a 164-mile section of the Kansas and Oklahoma pipeline system. An additional $7 million of the depreciation increase is due to project completions and the crude oil trucking fleet acquisitions in 2013 and 2014. Amortization increased in 2014 to $6 million from $1 million in 2013 due to contracts acquired as part of the crude oil trucking fleet acquisitions in 2013 and 2014.
Earnings From Equity Method Investment
Crude Transportation's equity method investments are White Cliffs and Glass Mountain Pipeline. The increase in earnings is attributable to increased volume transported by White Cliffs and the completion of the Glass Mountain Pipeline in 2014.

Crude Facilities

	Year Ended December 31,
(in thousands)	2015	2014	2013
Revenues	$45,936	$44,007	$46,697
Expenses:
Operating	8,585	7,881	6,669
General and administrative	3,594	3,874	2,945
Depreciation and amortization	5,829	5,365	4,833
Gain on disposal or impairment, net	—	(34)	—
Total expenses	18,008	17,086	14,447
Operating income	$27,928	$26,921	$32,250

Adjusted Gross Margin
Adjusted gross margin in this segment is generated by providing fee-based services. Revenues from fee-based services are included in service revenue in our Consolidated Statements of Operations and Comprehensive Income. As there is no cost of sales or derivative activity associated with our Crude Facilities revenue, Adjusted gross margin is equivalent to revenue for this segment.
2015 versus 2014
Revenue
Revenue increased to $46 million in 2015 from $44 million in 2014. The increase was primarily due to additional unloading volumes at Platteville and additional pumpover activity at our storage facilities.
Operating Expense
Operating expense increased in 2015 to $9 million from $8 million in 2014. The increase was primarily due to $0.6 million additional operating expenses from segment corporate headquarters and increased outside services.
General and Administrative Expense
General and administrative expense remained constant at $4 million in both 2015 and 2014.

Depreciation and Amortization Expense
Depreciation and amortization expense increased in 2015 to $6 million from $5 million in 2014. The increase is due to capital expenditure project completions.
2014 versus 2013
Revenue
Revenue decreased in 2014 to $44 million from $47 million in 2013. The decrease was primarily due to reduced storage fees due to the conversion of 0.6 million barrels of storage capacity in Cushing for operational use.
Operating Expense
Operating expense increased in 2014 to $8 million from $7 million in 2013. The increase was due to $2 million of additional operations support expenses and increased employment related expenses.
General and Administrative Expense
General and administrative expense increased in 2014 to $4 million from $3 million in 2013, primarily due to overhead allocations from SemGroup.
General
In every other category of expense, the amounts for the year ended 2014 are roughly equivalent to those for the year ended 2013.

Crude Supply and Logistics

	Year Ended December 31,
(in thousands)	2015	2014	2013
Revenues	$716,784	$1,169,372	$685,588
Expenses:
Costs of products sold	686,790	1,142,202	663,984
Operating	995	753	4,989
General and administrative	814	817	662
Depreciation and amortization	159	549	673
Gain on disposal or impairment, net	(3)	(42)	(31)
Total expenses	688,755	1,144,279	670,277
Operating income	$28,029	$25,093	$15,311

Adjusted Gross Margin
Adjusted gross margin in this segment is generated from marketing activities. Revenues from marketing activities are included in product revenue in our Consolidated Statements of Operations and Comprehensive Income.
The following table shows the Adjusted gross margin generated by this segment’s marketing activities:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Revenues	$716,784	$1,169,372	$685,588
Less: Costs of products sold, exclusive of depreciation	686,790	1,142,202	663,984
Less: Unrealized gain (loss) on derivatives	(1,900)	1,621	974
Adjusted gross margin	$31,894	$25,549	$20,630

The following table presents a reconciliation of operating income to Adjusted gross margin, the most directly comparable GAAP financial measure for each of the periods indicated.

	Year Ended December 31,
(in thousands)	2015	2014	2013
Reconciliation of operating income to Adjusted gross margin:
Operating income	$28,029	$25,093	$15,311
Add:
Operating expense	995	753	4,989
General and administrative expense	814	817	662
Depreciation and amortization expense	159	549	673
Gain on disposal or impairment, net	(3)	(42)	(31)
Less:
Unrealized gain (loss) on derivatives	(1,900)	1,621	974
Adjusted gross margin	$31,894	$25,549	$20,630
2015 versus 2014
Revenue
Revenue decreased in 2015 to $717 million from $1.2 billion in 2014.

	Year Ended December 31,
(in thousands)	2015	2014	2013
Gross product revenue	$2,099,199	$1,812,903	$1,110,722
Nonmonetary transaction adjustment	(1,380,515)	(645,152)	(426,108)
Unrealized gain (loss) on derivatives, net	(1,900)	1,621	974
Product revenue	$716,784	$1,169,372	$685,588
Gross product revenue increased in 2015 to $2.1 billion from $1.8 billion in 2014. The increase was primarily due to an increase in the volume sold to 42.6 million barrels at an average sales price of $49 per barrel in 2015 from the volume sold of 19.1 million barrels at an average sales price of $95 per barrel in 2014.
Gross product revenue was reduced by $1.4 billion and $0.6 billion during 2015 and 2014, respectively, in accordance with ASC 845-10-15.
Cost of Products Sold
Costs of products sold decreased in 2015 to $687 million (including $15 million intersegment transportation expense) from $1.1 billion in 2014 (including $11 million intersegment transportation expense). The decrease was primarily due to reductions of $1.4 billion and $0.6 billion in 2015 and 2014, respectively, in accordance with ASC 845-10-15. There was an increase in the barrels sold, as described above, combined with a decrease in the average per barrel cost of crude oil to $48 in 2015 from $94 in 2014.
Adjusted Gross Margin
This segment's Adjusted gross margin increased in 2015 to $32 million from $26 million in 2014. The increase was primarily due to an increase in marketing volumes of 23.5 million barrels, partially offset by a lower spread between the acquisition and sale price for volumes of crude oil sold, as the excess of our average sales price per barrel over our average acquisition cost per barrel decreased to approximately $0.75 for 2015, from approximately $1.34 for 2014. The increase in volume was primarily due to crude oil blending and transactions related to contango market conditions.
General
In every other category of expense, the amounts for the year ended 2015 are roughly equivalent to those for the year ended 2014.

2014 versus 2013
Revenue
Revenue increased to $1.2 billion in 2014 from $686 million in 2013.
Gross product revenue increased in 2014 to $1.8 billion from $1.1 billion in 2013. The increase was primarily due to an increase in the volume sold to 19.1 million barrels at an average sales price of $95 per barrel in 2014 from the volume sold of 11.0 million barrels at an average sales price of $101 per barrel in 2013.
Gross product revenue was reduced by $0.6 billion and $0.4 billion during 2014 and 2013, respectively, in accordance with ASC 845-10-15.
Costs of Products Sold
Costs of products sold increased in 2014 to $1.1 billion (including $11 million intersegment transportation expense) from $0.7 billion in 2013. Costs of products sold increased due to the increase in the barrels sold, as described above, combined with a decrease in the average per barrel cost of crude oil to $94 in 2014 from $99 in 2013. Costs of product sold reflected reductions of $0.6 billion and $0.4 billion in 2014 and 2013, respectively, in accordance with ASC 845-10-15.
Adjusted Gross Margin
This segment's Adjusted gross margin increased in 2014 to $26 million from $21 million in 2013. The increase was primarily due to an increase in marketing volumes of 8.1 million barrels, partially offset by a lower spread between the acquisition and sale price for volumes of crude oil sold, as the excess of our average sales price per barrel over our average acquisition cost per barrel decreased to approximately $1.34 for 2014, from approximately $1.87 for 2013. The increase in volume was primarily due to crude oil blending.
Gross product revenue was reduced by $0.6 billion and $0.4 billion during 2014 and 2013, respectively, in accordance with ASC 845-10-15.
Operating Expense
Operating expense decreased in 2014 to $1 million from $5 million in 2013. The decrease is due to the relocation of employees and certain trucking related activities from our North Dakota operations, which were included in this segment, to our Rose Rock Field Services operations, which are included in our Crude Transportation segment.
General
In every other category of expense, the amounts for the year ended 2014 are roughly equivalent to those for the year ended 2013.

SemGas

	Year Ended December 31,
(in thousands)	2015	2014	2013
Revenues	$252,174	$380,183	$231,119
Expenses:
Costs of products sold	144,554	276,852	169,800
Operating	34,198	32,296	20,200
General and administrative	9,921	9,228	7,971
Depreciation and amortization	31,803	26,353	14,517
Loss on disposal or impairment, net	1,832	20,092	665
Total expenses	222,308	364,821	213,153
Operating income	$29,866	$15,362	$17,966

Adjusted Gross Margin

	Year Ended December 31,
(in thousands)	2015	2014	2013
Revenues	$252,174	$380,183	$231,119
Less: Cost of products sold, exclusive of depreciation	144,554	276,852	169,800
Adjusted gross margin	$107,620	$103,331	$61,319
The following table presents a reconciliation of operating income to Adjusted gross margin, the most directly comparable GAAP financial measure for each of the periods indicated.

	Year Ended December 31,
(in thousands)	2015	2014	2013
Reconciliation of operating income to Adjusted gross margin:
Operating income	$29,866	$15,362	$17,966
Add:
Operating expense	34,198	32,296	20,200
General and administrative expense	9,921	9,228	7,971
Depreciation and amortization expense	31,803	26,353	14,517
Loss on disposal or impairment, net	1,832	20,092	665
Adjusted gross margin	$107,620	$103,331	$61,319
2015 versus 2014
Revenue
Revenue decreased in 2015 to $252 million from $380 million in 2014. The decrease is primarily due to a lower average natural NYMEX price of $2.67/MMbtu versus $4.41/MMbtu and a lower average NGL basket price of $0.62/gallon versus $0.96/gallon. The decrease was offset, in part, by higher volume (144,381 MMcf versus 106,902 MMcf) and increased fees ($59 million versus $37 million).
Costs of Products Sold
Costs of products sold decreased in 2015 to $145 million from $277 million in 2014. The decrease is attributable to lower prices, offset by the increased volume processed in northern Oklahoma.
Operating Expense
Operating expense increased in 2015 to $34 million from $32 million in 2014. This increase is due to higher insurance expense, outside services, employment and office expense of $1.4 million, $0.8 million, $0.6 million and $0.2 million, respectively. All increases are primarily driven by the growth in volume and assets in northern Oklahoma. These increases were offset by decreases in equipment lease, maintenance/repair and field expense (which includes materials and supplies, lubricants, water disposal, electricity and fuel) of $0.8 million, $0.3 million and $0.1 million, respectively.
General and Administrative Expense
General and administrative expense increased in 2015 to $10 million from $9 million in 2014. This increase is due primarily to employment costs and higher corporate allocations of approximately $0.4 million and $0.1 million, respectively, offset by a decrease of $0.2 million in outside services. All increases are primarily driven by the growth in volume and assets in northern Oklahoma.
Depreciation and Amortization Expense
Depreciation and amortization expense increased in 2015 to $32 million from $26 million in 2014. The increase is due to a significant asset expansion in northern Oklahoma.

Loss on Disposal or Impairment, Net
Net loss on disposal or impairment decreased in 2015 to $2 million from $20 million in 2014. In 2015 we sold certain gas gathering and compression assets in Kansas for approximately $1.0 million, resulting in a loss of approximately $1.7 million. These assets were viewed as non-core. In 2014 we sold certain natural gas gathering assets in eastern Oklahoma resulting in a loss of approximately $20 million.
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
Operating Expense
Operating expense increased in 2014 to $32 million from $20 million in 2013. This increase is due to increases in equipment lease, employment expense, field expense (which includes materials and supplies, lubricants, water disposal, electricity and fuel), outside services, insurance and maintenance/repair of $4.2 million, $2.4 million, $1.7 million, $1.5 million, $1.4 million and $0.8 million, respectively. All increases are primarily driven by the growth in volume and assets in northern Oklahoma.
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
Loss on Disposal or Impairment, Net
Net loss on disposal or impairment increased in 2014 to $20 million from $1 million in 2013, related to the sale of certain natural gas gathering assets in eastern Oklahoma. These assets were subject to contract renewal risk at the end of 2014 and were viewed as non-core due to their limited growth potential.

SemCAMS

	Year Ended December 31,
(in thousands)	2015	2014	2013
Revenues	$136,197	$176,724	$198,450
Expenses:
Costs of products sold	276	344	305
Operating	85,683	114,587	150,319
General and administrative	15,142	17,417	14,940
Depreciation and amortization	12,940	14,295	10,766
Gain on disposal or impairment, net	(917)	(950)	—
Total expenses	113,124	145,693	176,330
Operating income	$23,073	$31,031	$22,120
2015 versus 2014
Revenue
Revenue decreased in 2015 to $136 million from $177 million in 2014. This decrease is primarily due to lower operating cost flow through expense recoveries, lower overhead recoveries and reduced other miscellaneous revenue of $14.0 million, $3.5 million and $2.1 million, respectively. Foreign exchange changes reduced revenue by an additional $21.4 million.
Operating Expense
Operating expense decreased in 2015 to $86 million from $115 million in 2014. This decrease is primarily related to lower costs for contract labor, power and materials of $6.1 million, $4.3 million and $3.6 million, respectively. Foreign exchange changes reduced operating expense by $13.5 million.
General and Administrative Expense
General and administrative expense decreased in 2015 to $15 million from $17 million in 2014. This decrease is primarily the result of lower incentive compensation and foreign exchange changes of $2.5 million and $2.3 million, respectively. This decrease was offset, in part, by higher salary and pension costs of $1.5 million and $0.6 million, respectively.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased in 2015 to $13 million from $14 million in 2014. This decrease results mainly from $2.0 million in foreign exchange gains, offset by $0.6 million higher depreciation due to completed capital projects, net of reductions in depreciation due to certain assets reaching the end of their depreciable lives.
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

SemLogistics

	Year Ended December 31,
(in thousands)	2015	2014	2013
Revenues	$24,351	$12,650	$11,671
Expenses:
Costs of products sold	—	615	380
Operating	9,616	8,361	7,444
General and administrative	7,486	6,139	5,854
Depreciation and amortization	8,543	10,005	9,426
Loss (gain) on disposal or impairment, net	—	(2,490)	—
Total expenses	25,645	22,630	23,104
Operating loss	$(1,294)	$(9,980)	$(11,433)
2015 versus 2014
Revenue
Revenue increased in 2015 to $24 million from $13 million in 2014. Approximately $8 million of this increase is due to increased volume, $3 million is due to higher rates and $3 million is due to higher throughput fees which were offset, in part, by approximately $2 million in foreign exchange declines.
Storage and throughput revenue increased during 2015 due to the lower crude oil and product prices supporting storage economics. Also future oil prices during 2015 were predominantly in a contango structure where future prices are higher than current prices. Such a price structure encourages commodities to be stored for sale in the future.
Operating Expense
Operating expense increased in 2015 to $10 million from $8 million in 2014. This increase is primarily the result of higher employee costs, mooring fees and environmental costs of $0.5 million, $0.4 million and $0.3 million, respectively.
General and Administrative Expense
General and administrative expense increased in 2015 to $7 million from $6 million in 2014. This increase is primarily the result of increased employee costs.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased in 2015 to $9 million from $10 million in 2014. This decrease is primarily the result of foreign exchange declines.
Gain on Disposal or Impairment
We recorded a gain of $2 million during 2014 as a result of the dissolution of a SemLogistics affiliate. This intercompany gain is offset by a loss of an equal amount in consolidation.

2014 versus 2013
Revenue
Revenue increased in 2014 to $13 million from $12 million in 2013. Revenue increased as a result of higher storage rates, largely offset by lower volume of leased storage. High crude oil prices and backwardated market conditions (i.e., prices for future deliveries are lower than current prices) existed during much of 2014. Crude oil prices peaked in June 2014 and then dropped throughout the balance of the year falling approximately 50% by the end of the year. The result was a market in contango (i.e., prices for future deliveries are higher than current prices). Contango stimulates demand for storage and we saw increased interest in contract renewals and interest in long-term contracts.
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
General
In every other category of expense, the amounts for the year ended 2014 are roughly equivalent to those for the year ended 2013.

SemMexico

	Year Ended December 31,
(in thousands)	2015	2014	2013
Revenues	$211,291	$290,869	$242,559
Expenses:
Costs of products sold	174,647	252,082	209,841
Operating	10,648	10,576	9,379
General and administrative	10,297	12,125	10,700
Depreciation and amortization	4,076	6,031	5,991
Loss (gain) on disposal or impairment, net	85	(53)	(854)
Total expenses	199,753	280,761	235,057
Operating income	$11,538	$10,108	$7,502
2015 versus 2014
Revenue
Revenue decreased in 2015 to $211 million from $291 million in 2014. This decrease is due to foreign exchange loss, lower volume (361 thousand metric tons in 2015 versus 404 thousand metric tons in 2014) and lower sales price ($578/metric ton in 2015 versus $713/metric ton in 2014) of $38 million, $31 million and $9 million, respectively.
Costs of Products Sold
Costs of products sold decreased in 2015 to $175 million from $252 million in 2014 due to a foreign exchange loss, lower volume and lower costs of $32 million, $27 million and $18 million, respectively.
General and Administrative Expense
General and administrative expense decreased in 2015 to $10 million from $12 million in 2014. This decrease is primarily the result of a foreign exchange loss.

Depreciation and Amortization Expense
Depreciation and amortization expense decreased in 2015 to $4 million from $6 million in 2014. This decrease is due primarily to certain assets reaching the end of their estimated useful lives in November 2014.
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
We include our share of NGL Energy's earnings on a one quarter lag because we do not receive their financial statements in sufficient time to apply the equity method to the current period. In addition, our limited partnership interest was diluted in connection with NGL Energy equity offerings and equity issued as consideration for acquisitions in 2015, 2014 and 2013. Accordingly, we recorded non-cash gains of $6.4 million, $29.0 million and $26.9 million for the years ended December 31, 2015, 2014 and 2013, respectively, related to these transactions.

	Year Ended December 31,
(in thousands)	2015	2014	2013
Revenues	$—	$—	$—
Expenses:
Costs of products sold	—	—	—
Operating	—	—	1
General and administrative	25	83	600
Depreciation and amortization	—	—	—
Loss on disposal or impairment, net	—	—	6
Total expenses	25	83	607
Earnings from equity method investment	5,031	2,343	7,123
Gain on issuance of common units by equity method investee	6,385	29,020	26,873
Operating income	$11,391	$31,280	$33,389

Other and Eliminations

	Year Ended December 31,
(in thousands)	2015	2014	2013
Revenues	$(28,651)	$(46,784)	$(24,210)
Expenses:
Costs of products sold	(26,718)	(48,737)	(24,210)
Operating	1,164	929	667
General and administrative	40,923	29,150	29,458
Depreciation and amortization	2,032	2,120	2,389
Loss (gain) on disposal or impairment, net	854	15,602	(25)
Total expenses	18,255	(936)	8,279
Operating loss	$(46,906)	$(45,848)	$(32,489)
Other and Eliminations is not an operating segment. This table is included to permit the reconciliation of segment information to that of the consolidated Company.
General and Administrative Expense
General and administrative expense increased in 2015 to $41 million from $29 million in 2014. This increase is due primarily to business development expenses related to the Maurepas Pipeline.
Loss on Disposal or Impairment
Loss on disposal or impairment decreased in 2015 to $1 million from $16 million in 2014. This decrease is due primarily to an impairment charge in 2014 of approximately $12 million related to leaseholds of unproved oil and gas properties, which did not occur in 2015. (See Note 7 of our consolidated financial statements beginning on Page F-1 of this Form 10-K for additional information.) The remaining $4 million decrease relates to intercompany balances which were written off in 2014.

Liquidity and Capital Resources
Sources and Uses of Cash
Our principal sources of short-term liquidity are cash generated from our operations and borrowings under our revolving credit facilities. The consolidated cash balance on December 31, 2015 was $58.1 million. Of this amount, $20.7 million was held in Canada and may be subject to tax if transferred to the U.S. Potential sources of long-term liquidity include issuances of debt securities and equity securities and the sale of assets. Our primary cash requirements currently are operating expenses, capital expenditures, our quarterly dividends and quarterly distributions to unitholders of our subsidiary, Rose Rock. In general, we expect to fund:

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
The following table summarizes our changes in unrestricted cash for the periods presented:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Statement of cash flow data:
Cash flows provided by (used in):
Operating activities	$181,762	$181,658	$173,409
Investing activities	(442,141)	(290,225)	(738,408)
Financing activities	277,027	73,308	561,130
Subtotal	16,648	(35,259)	(3,869)
Effect of exchange rate on cash and cash equivalents	850	(3,494)	3,191
Change in cash and cash equivalents	17,498	(38,753)	(678)
Cash and cash equivalents at beginning of period	40,598	79,351	80,029
Cash and cash equivalents at end of period	$58,096	$40,598	$79,351
Operating Activities
The components of operating cash flows can be summarized as follows:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Net income	$42,812	$52,057	$65,812
Non-cash expenses, net	154,156	152,966	67,736
Changes in operating assets and liabilities	(15,206)	(23,365)	39,861
Net cash flows provided by operating activities	$181,762	$181,658	$173,409
2015 Compared to 2014
Non-cash expenses decreased to $154.2 million in 2015 from $153.0 million in 2014. Significant changes from prior year include:

•
$21.1 million decrease in net losses on disposals or impairments primarily due to losses recognized in 2014 related to a $20.1 million loss on the sale of certain natural gas gathering assets in eastern Oklahoma and an $11.9 million impairment charge on leaseholds of unproved oil and gas properties located in Kansas,

•
$10.2 million increase in distributions from equity method investees and a $17.2 million increase in earnings from equity method investments primarily due to increased earnings of White Cliffs from expansion projects,

•	a lower gain on the sale of common units of equity method investee of $19.7 million due to fewer common units of NGL Energy sold and lower sales prices in 2015 as compared to 2014,

•	$13.4 million due to prior year losses on the fair value of warrants which expired in November 2014,

•	$7.0 million decrease in deferred tax expense primarily due to lower pre-tax book income net of minority interest in Rose Rock and prior year impact of warrant exercise expense, and

•	$3.1 million decrease in inventory valuation adjustments due to smaller write-downs of crude oil inventories related to price declines in 2015 as compared to 2014.
Changes in operating assets and liabilities during the year ended December 31, 2015 relative to the prior year-end consisted primarily of:

•
$31.0 million increase in inventory primarily due to increased inventory of our Crude Supply and Logistics segment due to an additional 1.1 million barrels of crude oil on hand which partially relates to a strategic build to capture margins due to forward market crude oil prices being higher than spot market prices,

•	$20.0 million decrease in accounts receivable, including receivable from affiliates, generally due to lower commodity prices and volumes,

•	$5.9 million decrease in accounts payable, including payable to affiliates, and accrued liabilities generally due to lower prices and volumes and timing of purchases, and

•	restricted cash and payables to pre-petition creditors decreased due to resolution of bankruptcy related matters.
2014 Compared to 2013
Non-cash expenses increased to $153.0 million in 2014 from $67.7 million in 2013. Significant changes from prior year include:

•	$72.4 million increase in deferred tax expense primarily due to the release of the valuation allowance on our net operating loss carryforward in 2013,

•
$32.8 million increase in net losses on disposals or impairments primarily due to a $20.1 million loss on the sale of certain natural gas gathering assets in eastern Oklahoma and an $11.9 million impairment charge on leaseholds of unproved oil and gas properties located in Kansas,

•
$32.0 million increase in depreciation and amortization primarily due to capital projects placed in-service, amortization of intangible assets acquired during 2014 and 2013 and revisions of the useful lives of certain sections of the Kansas and Oklahoma pipeline,

•
$21.6 million increase in distributions from equity method investees and an $11.7 million increase in earnings from equity method investments, including distributions and earnings from Glass Mountain which was placed in-service in 2014 and the partial year impact of the White Cliffs expansion which was completed in August 2014,

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
Changes in operating assets and liabilities during the year ended December 31, 2014 relative to the prior year consisted primarily of:

•
$37.4 million decrease in accounts payable, including payable to affiliates, and accrued liabilities primarily due to decreases in commodity prices and timing of payments partially offset by increased interest payable on our Rose Rock senior unsecured notes,

•
$17.9 million decrease in accounts receivable, including receivable from affiliates, due to decreases related to declining crude oil prices, partially offset by increases in receivables of our SemGas segment due to increased revenues in northern Oklahoma, and

•	$6.2 million increase in inventory primarily due to increased inventory of our SemMexico segment.
Investing Activities
For the year ended December 31, 2015, we had net cash outflows of $442.1 million, primarily as a result of $479.5 million in capital expenditures and $46.7 million in contributions to equity method investments. These cash outflows were offset, in part, by cash inflows of $56.3 million in proceeds from the sale of common units of NGL Energy, an equity method investee, $24.1 million in distributions from equity method investments in excess of equity in earnings and $3.7 million in proceeds from the sale of long-lived assets. Capital expenditures included the Crude Transportation segment's projects including the Maurepas Pipeline project, our SemGas segment's northern Oklahoma gas gathering and processing expansion and SemCAMS' Wapiti Pipeline expansion. Contributions to equity method investments related primarily to the White Cliffs Pipeline expansion.
For the year ended December 31, 2014, we had net cash outflows of $290.2 million, primarily as a result of $270.5 million in capital expenditures, $71.1 million in contributions to equity method investments and $44.5 million in payments to acquire crude oil trucking assets. These cash outflows were offset, in part, by cash inflows of $79.7 million in proceeds from the sale of common units of equity method investee, $11.7 million in distributions from equity method investments in excess of equity in earnings and $4.4 million in proceeds from the sale of long-lived assets. Capital expenditures included our SemGas segment's northern Oklahoma gas gathering and processing expansion and our Crude Transportation segment's Wattenberg Oil

Trunkline extension. Contributions to equity method investments related to the White Cliffs Pipeline expansion and completion of the Glass Mountain Pipeline.
For the year ended December 31, 2013, we had net cash outflows of $738.4 million, primarily as a result of $362.5 million of payments to acquire Barcas Field Services, L.L.C. and Mid-America Midstream Gas Services, L.L.C., $215.6 million of capital expenditures and $173.9 million of contributions to equity method investments. Capital expenditures primarily related to SemGas, SemCAMS, Crude Transportation and Crude Facilities expansion projects. Contributions to equity method investments primarily related to the Glass Mountain Pipeline and the White Cliffs Pipeline expansion.
Financing Activities
For the year ended December 31, 2015, we had net cash inflows of $277.0 million, primarily as a result of $307.2 million of net borrowings on debt ($867.2 million of borrowings, net of $560.0 million of principal payments), $89.1 million in proceeds from the issuance of Rose Rock common units, $69.5 million of dividends paid, $40.4 million of cash distributions to noncontrolling interests and $6.3 million of payments related to debt issuances. Net borrowings were primarily used for capital expenditures and contributions to equity method investees. Proceeds from issuances of equity by Rose Rock were used to fund Rose Rock's acquisition of Wattenberg Oil Trunkline and Glass Mountain from SemGroup. Debt issuance costs primarily related to the issuance of Rose Rock's senior unsecured notes due 2023.
For the year ended December 31, 2014, we had net cash inflows of $73.3 million, primarily as a result of $152.0 million of net borrowings on debt ($1.3 billion of borrowings, net of $1.1 billion of principal payments), $44.2 million of dividends paid, $28.5 million of Rose Rock cash distributions to noncontrolling interests and $8.7 million of payments related to debt issuances. Net borrowings were primarily used to fund acquisitions and capital expenditures. Debt issuance costs primarily related to the issuance of Rose Rock's senior unsecured notes due 2022.
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
Long-term Debt
SemGroup Senior Unsecured Notes
On June 14, 2013, we completed an offering of $300 million of 7.50% senior unsecured notes due 2021 ("SemGroup Notes"). The SemGroup Notes are governed by an indenture, as supplemented, between the Company and its subsidiary Guarantors and Wilmington Trust, N.A., as trustee (the “Indenture”). The Indenture includes customary covenants and events of default.
At December 31, 2015, we were in compliance with the terms of the Indenture.
SemGroup Revolving Credit Facility
At December 31, 2015, we had $30.0 million of cash borrowings outstanding under our $500 million revolving credit facility. In addition, we had $4.7 million in outstanding letters of credit on that date. At December 31, 2015, our available borrowing capacity under the revolving credit facility was $465.3 million. The maximum letter of credit capacity under this facility is $250 million.
Revolving commitments under the credit agreement can be increased by an aggregate amount of $300 million subject to the satisfaction of certain conditions. The agreement expires on December 11, 2018. Earlier principal payments may be required if we enter into certain transactions to sell assets or obtain new borrowings. We have the right to make additional principal payments without incurring any penalties for early repayment. The credit agreement includes customary affirmative and negative covenants.
The credit agreement contains certain financial performance covenants.  For any test period, our Leverage Ratio cannot be in excess of 5.50:1.00; our Senior Secured Leverage Ratio cannot be in excess of 3.50:1.00; and our Interest Coverage Ratio cannot be less than 2.50:1.00.

At December 31, 2015, we were in compliance with our financial performance covenants and other terms of the credit agreement.
Rose Rock Senior Unsecured Notes
At December 31, 2015, Rose Rock and its wholly-owned subsidiary, Rose Rock Finance Corporation ("Finance Corp."), as co-issuer, have outstanding $400 million of 5.625% senior unsecured notes due 2022 and $350 million of 5.625% senior unsecured notes due 2023 (collectively, the “Rose Rock Notes”). The Rose Rock Notes are guaranteed by all of Rose Rock's existing subsidiaries other than Finance Corp.
The Rose Rock Notes are governed by indentures between Rose Rock, its subsidiary guarantors, Finance Corp. and Wilmington Trust, National Association, as trustee (the “Rose Rock Indentures”). The Rose Rock Indentures include customary covenants, including limitations on Rose Rock's ability to incur additional indebtedness or issue certain preferred shares; pay dividends and make certain distributions, investments and other restricted payments; create certain liens; sell assets; enter into transactions with affiliates; merge, consolidate, sell or otherwise dispose of all or substantially all of its assets; and designate its subsidiaries as unrestricted under the Rose Rock Indentures.
At December 31, 2015, we were in compliance with the terms of the Rose Rock Indentures.
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
At December 31, 2015, Rose Rock had no outstanding cash borrowings under its $585 million revolving credit facility. There were $35.3 million in outstanding letters of credit. At December 31, 2015, Rose Rock's available borrowing capacity under this agreement was $549.7 million. The credit facility also allows for the use of Secured Bilateral Letters of Credit, which are issued external to the credit facility and do not reduce revolver availability. At December 31, 2015, we had $42.9 million of Bilateral Letters of Credit outstanding. The credit agreement includes customary affirmative and negative covenants and also restricts Rose Rock's ability to make certain types of payments, including the declaration or payment of cash distributions to unitholders, provided that Rose Rock may make quarterly distributions of available cash so long as no default under the credit agreement then exists or would result therefrom.
The credit agreement contains certain financial performance covenants.  For any test period, our Leverage Ratio cannot be in excess of 5.50:1.00; our Senior Secured Leverage Ratio cannot be in excess of 3.50:1.00; and our Interest Coverage Ratio cannot be less than 2.50:1.00.
At December 31, 2015, Rose Rock was in compliance with our financial performance covenants and other terms of the credit agreement.
SemMexico Revolving Credit Facilities
SemMexico has a credit facility that allows the borrowing of up to $100 million Mexican pesos (U.S. $5.8 million at the December 31, 2015 exchange rate) which matures in May 2018. At December 31, 2015, there were no outstanding borrowings. SemMexico had outstanding letters of credit of $292.8 million Mexican pesos (U.S. $16.9 million equivalent at the December 31, 2015 exchange rate).
At December 31, 2015, we were in compliance with the terms of this facility.
Shelf Registration Statements
During the first quarter of 2016, we intend to put in place a universal shelf registration statement which will provide us with the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and our capital needs. Our previous universal shelf registration statement expired in December 2015.
Rose Rock has an effective shelf registration statement with the SEC that, subject to market conditions and its capital needs, allows Rose Rock to issue up to an aggregate of $500 million of debt and equity securities. In August 2013, Rose Rock used this shelf registration to sell 4.750 million common units representing limited partner interests for proceeds of $152.5 million, net of underwriting discounts and commissions of $6.4 million. In February 2015, Rose Rock issued and sold 2.3 million common units representing limited partner interests for net proceeds of $89.1 million under this shelf. Proceeds were used in connection with Rose Rock's acquisition of the Wattenberg Oil Trunkline and a 50% interest in Glass Mountain from SemGroup. This shelf registration expires in May 2016.
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

During the year ended December 31, 2015, we spent $526 million (cash basis), on capital projects including capital contributions to equity method investees for funding growth projects. Projected capital expenditures for 2016 are estimated at $400 million in expansion projects, including capital contributions to equity method investees to fund growth projects, and $55 million in maintenance projects. These estimates may change as future events unfold. See "Cautionary Note Regarding Forward-Looking Statements."
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
SemGroup Dividends
The table below sets out the dividends declared and/or paid by SemGroup during 2015 and 2014.

Quarter Ended	Record Date	Payment Date	Dividend Per Share
March 31, 2014	March 10, 2014	March 20, 2014	$0.22
June 30, 2014	May 19, 2014	May 29, 2014	$0.24
September 30, 2014	August 18, 2014	August 28, 2014	$0.27
December 31, 2014	November 17, 2014	November 28, 2014	$0.30

March 31, 2015	March 9, 2015	March 20, 2015	$0.34
June 30, 2015	May 18, 2015	May 29, 2015	$0.38
September 30, 2015	August 17, 2015	August 25, 2015	$0.42
December 31, 2015	November 16, 2015	November 24, 2015	$0.45

March 31, 2016	March 7, 2016	March 17, 2016	$0.45

Rose Rock Distributions
The table below sets out the cash distributions paid by Rose Rock during 2016, 2015 and 2014.

Quarter Ended	Record Date	Payment Date	Distribution Per Unit
December 31, 2013	February 4, 2014	February 14, 2014	$0.4650
March 31, 2014	May 5, 2014	May 15, 2014	$0.4950
June 30, 2014	August 4, 2014	August 14, 2014	$0.5350
September 30, 2014	November 4, 2014	November 14, 2014	$0.5750

December 31, 2014	February 3, 2015	February 14, 2015	$0.6200
March 31, 2015	May 5, 2015	May 15, 2015	$0.6350
June 30, 2015	August 4, 2015	August 14, 2015	$0.6500
September 30, 2015	November 3, 2015	November 13, 2015	$0.6600

December 31, 2015	February 2, 2016	February 12, 2016	$0.6600
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
Customer Concentration
Shell Trading (US) Company and BP Oil Supply Co accounted for more than 10% of our consolidated revenues for the year ended December 31, 2015, at approximately 31% and 10%, respectively. Although we have contracts with customers of varying durations, if one or more of our major customers were to default on their contract, or if we were unable to renew our contract with one or more of these customers on favorable terms, we might not be able to replace any of these customers in a timely fashion, on favorable terms or at all. In any of these situations, our revenues and our ability to pay cash dividends to our stockholders may be adversely affected. We expect our exposure to risk of non-payment or non-performance to continue as long as we remain substantially dependent on a relatively small number of customers for a substantial portion of our Adjusted gross margin.
Our SemGas segment has a significant concentration of producers which account for a large portion of our SemGas segment's volumes. During the year ended December 31, 2015, three producers accounted for approximately 92% of our total processed volumes. During the year ended December 31, 2015, three producers accounted for 93% of our total gathered volumes. Additionally, all of the processing and gathering volumes from these customers are produced in the Northern Oklahoma region.
Our SemCAMS processing plants require a minimum rate of sulfur tonnage to operate, and to comply with the regulatory requirements for air emissions.  We have several large producers that provide significant sour gas to our plants.  If these producers shut in their sour gas production due to current commodity prices, it could result in regulatory non-compliance, as well as operating and financial impacts to SemCAMS.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

Commitments
Contractual Obligations
In the ordinary course of business we enter into various contractual obligations for varying terms and amounts. The following table includes our contractual obligations as of December 31, 2015, and our best estimate of the period in which the obligation will be settled (in thousands):

	2016	2017	2018	2019	2020	Thereafter
Long-term debt (1)	$—	$—	$30,000	$—	$—	$1,050,000
Interest (1)	67,787	67,778	67,239	64,687	64,687	100,672
Capital leases	31	26	26	—	—	—
Operating leases	9,218	7,001	3,055	1,941	157	6,814
Take-or-pay commitments (2)	24,216	33,250	31,372	30,433	27,410	48,641
Purchase commitments (3)	563,970	159,861	—	—	—	—
Capital expenditure expansion projects (4)	327,300	—	—	—	—	—
Total	$992,522	$267,916	$131,692	$97,061	$92,254	$1,206,127

(1)	Assumes interest rates, fee rates and letters of credit and loans outstanding are as of December 31, 2015, and remain constant thereafter until maturity except for required principal payments.

(2)
Take-or-pay commitments include a five-year transportation take-or-pay agreement with White Cliffs for approximately 5,000 barrels per day which began in October 2015 and a seven-year transportation take-or-pay agreement for 5,000 barrels per day on the Dakota Access Pipeline which is expected to begin in the fourth quarter of 2016.

(3)
The bulk of the commitments shown in the table above relate to agreements to purchase product from a counterparty and to sell a similar amount of product (in a different location) to the same counterparty. Many of the commitments shown in the table above are cancellable by either party, as long as notice is given within the time frame specified in the agreement (generally 30 to 120 days).

(4)	Capital expenditure expansion projects represent our 51% interest in the White Cliffs Pipeline expansion and construction of Maurepas Pipeline.
In addition to the items in the table above, we have entered into various operational commitments and agreements related to pipeline operations and to the marketing, transportation, terminalling and storage of petroleum products. We have also entered into certain petroleum products derivative instruments, for which the fair value is a net liability of $0.3 million at December 31, 2015.
Letters of Credit
In connection with our purchasing activities, we provide certain suppliers and transporters with irrevocable standby letters of credit to secure our obligation for the purchase of petroleum products. Our liabilities with respect to these purchase obligations are recorded as accounts payable on our balance sheet in the month the petroleum products are purchased. Generally, these letters of credit are issued for 70-day periods (with a maximum of 364-day periods) and are terminated upon completion of each transaction. At December 31, 2015 and December 31, 2014, we had outstanding letters of credit of approximately $99.8 million and $111.7 million, respectively.

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

Accounting Policy	Judgment/Uncertainty Affecting Application
Income Taxes	Ability to withstand legal challenges of tax authority decisions or appeals
Anticipated future decisions of tax authorities
Application of tax statutes and regulations to transactions
Ability to use tax benefits carry forwards to future periods

Impairment of Long Lived Assets	Recoverability of investment through future operations
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
At December 31, 2015, we had a cumulative U.S. federal net operating loss of approximately $127.9 million that can be carried forward to apply against taxable income generated in future years. This carry forward begins to expire in 2031. We had cumulative U.S. state net operating losses of approximately $90.4 million available for carry forward, which begin to expire in 2016. We had a foreign net operating loss of $23.6 million available for indefinite carry forward. We had foreign tax credits of approximately $59.3 million available for carry forward, which begin to expire in 2020.
Considerable judgment is required to determine the tax treatment of a particular item that involves interpretations of complex tax laws. We are subject to examination by taxing authorities for income tax returns filed in the U.S. federal jurisdiction and various state and foreign jurisdictions including Canada, Mexico and the U.K.

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

Recent Accounting Pronouncements
See Note 2 and Note 3 of our consolidated financial statements beginning on page F-1 of this Form 10-K.

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
Commodity Price Risk
The table below outlines the range of NYMEX prompt month daily settle prices for crude oil and natural gas futures, and the range of daily propane spot prices provided by an independent, third-party broker for the years ended December 31, 2015, 2014 and 2013.

	Light Sweet Crude Oil Futures ($ per Barrel)	Mont Belvieu (Non-LDH) Spot Propane ($ per Gallon)	Henry Hub Natural Gas Futures ($ per MMBtu)
Year Ended December 31, 2015
High	$61.43	$0.63	$3.23
Low	$34.73	$0.31	$1.75
High/Low Differential	$26.70	$0.32	$1.48

Year Ended December 31, 2014
High	$107.26	$1.70	$6.15
Low	$53.27	$0.46	$2.89
High/Low Differential	$53.99	$1.24	$3.26

Year Ended December 31, 2013
High	$110.53	$1.31	$4.46
Low	$86.68	$0.79	$3.11
High/Low Differential	$23.85	$0.52	$1.35
Revenue from our asset-based activities is dependent on throughput volume, tariff rates, the level of fees generated from our pipeline systems, capacity leased to third parties, capacity that we use for our own operational or marketing activities and the level of other fees generated at our terminalling and storage facilities. Profit from our marketing activities is dependent on our ability to sell petroleum products at prices in excess of our aggregate cost. Margins may be affected during transitional periods between a backwardated market (when the prices for future deliveries are lower than the current prices) and a contango market (when the prices for future deliveries are higher than the current prices). Our petroleum product marketing activities within certain of our segments are generally not directly affected by the absolute level of petroleum product prices, but are affected by overall levels of supply and demand for petroleum products and relative fluctuations in market-related indices at various locations.
However, the SemGas segment has exposure to commodity price risk because of the nature of certain contracts for which our fee is based on a percentage of proceeds or index related to the prices of natural gas, natural gas liquids and condensate. Given current volumes, liquid recoveries and contract terms, we estimate the following sensitivities over the next twelve months:

•	A $0.10 change in natural gas price results in approximately a $2.1 million impact to Adjusted gross margin.

•	A $0.10 change in natural gas liquids prices (Conway and Mont Belvieu) results in approximately a $0.3 million impact to Adjusted gross margin.
The above sensitivities may be impacted by changes in contract mix, change in production or other factors which are outside of our control.
Additionally, based on our open derivative contracts at December 31, 2015, an increase in the applicable market price or prices for each derivative contract would result in a decrease in our crude oil sales revenues. Likewise, a decrease in the applicable market price or prices for each derivative contract would result in an increase in our crude oil sales revenues. However, the increases or decreases in crude oil sales revenues we recognize from our open derivative contracts are substantially offset by higher or lower crude oil sales revenues when the physical sale of the product occurs. These contracts may be for the purchase or sale of crude oil or in markets different from the physical markets in which we are attempting to hedge our exposure, or may have timing differences relative to the physical markets. As a result of these factors, our hedges may not eliminate all price risks.
The notional volumes and fair value of our commodity derivatives open positions, as well as the change in fair value that would be expected from a 10% market price increase or decrease, is shown in the table below (in thousands):

	Notional Volume (Barrels)	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease	Settlement Date
Crude Oil:
Futures contracts	798	$(339)	$(2,956)	$2,956	January 2016
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
Interest Rate Risk
We use variable rate debt and are exposed to market risk due to the floating interest rates on our credit facilities. Therefore, from time-to-time we may use interest rate derivatives to manage interest obligations on specific debt issuances. Our variable rate debt bears interest at LIBOR or prime, subject to certain floors, plus the applicable margin. At December 31, 2015, an increase in these base rates of 1%, above the base rate floors, would increase our interest expense by $0.8 million per year.
The average interest rates presented below are based upon rates in effect at December 31, 2015 and December 31, 2014. The carrying value of the variable rate instruments in our credit facilities approximate fair value primarily because our rates fluctuate with prevailing market rates.

The following table summarizes our debt obligations:

Liabilities	December 31, 2015		December 31, 2014
Short-term debt—variable rate	$0.0	million	$0.0	million
Average interest rate	—%		—%
Long-term debt—variable rate	$30.0	million	$67.0	million
Average interest rate	4.50%		3.29%
Long-term debt—fixed rate	$300.0	million	$300.0	million
Fixed interest rate	7.50%		7.50%
Long-term debt—fixed rate	$750.0	million	$400.0	million
Fixed interest rate	5.625%		5.625%
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
A 10% change in the average exchange rate during the years ended December 31, 2015 and 2014, would change operating income by $5.9 million and $6.1 million, respectively.

Item 8. Financial Statements and Supplementary Data
The consolidated financial statements of the Company required to be included in this Form 10-K appear immediately following the signature page to this Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) are effective as of December 31, 2015. This conclusion is based on an evaluation conducted under the supervision and participation of our Chief Executive Officer and Chief Financial Officer along with our management. Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.
Our internal control over financial reporting as of December 31, 2015, has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report that is included herein.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended December 31, 2015, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item concerning our directors and corporate governance matters is incorporated by reference to the information in the sections entitled “PROPOSAL 1 – ELECTION OF DIRECTORS” and “CORPORATE GOVERNANCE,” respectively, of our Proxy Statement for the 2016 Annual Meeting of Stockholders (the “Proxy Statement”). The information required by this item with respect to the Section 16 ownership reports is incorporated by reference to the section entitled “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Proxy Statement. The information required by this item with respect to our executive officers is included in Part I of this Form 10-K under the section entitled “Executive Officers of the Registrant.” A copy of our Code of Business Conduct and Ethics is posted on our website at www.semgroupcorp.com.

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

2.7
Amended and Restated Contribution Agreement dated as of February 13, 2015, by and among SemGroup Corporation, Rose Rock Midstream Holdings, LLC, SemDevelopment, L.L.C., Rose Rock Midstream GP, LLC, Rose Rock Midstream, L.P. and Rose Rock Midstream Operating, LLC (filed as Exhibit 2.1 to Rose Rock Midstream, L.P.'s current report on Form 8-K/A dated February 13, 2015, filed March 25, 2015).

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

Exhibit Number	Description
4.4
Indenture (and form of 5.625% Senior Note due 2022 attached at Exhibit A thereto), dated as of July 2, 2014, by and among Rose Rock Midstream, L.P., Rose Rock Finance Corporation, the Guarantors party thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to Rose Rock Midstream, L.P.'s current report on Form 8-K dated June 27, 2014, filed July 2, 2014).

4.5
Indenture (and form of 5.625% Senior Note due 2023 attached as Exhibit A, thereto), dated as of May 14, 2015, by and among Rose Rock Midstream, L.P., Rose Rock Finance Corporation, the Guarantors party thereto and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.1 to Rose Rock Midstream, L.P.'s current report on Form 8-K dated May 14, 2015, filed May 18, 2015).

10.1
Credit Agreement (the “Credit Facility”) dated as of June 17, 2011, among SemGroup Corporation, as borrower, the lenders parties thereto from time to time, and The Royal Bank of Scotland PLC, as Administrative Agent and Collateral Agent (filed as Exhibit 10 to our current report on Form 8-K dated June 17, 2011, filed June 21, 2011).

10.2	Second Amendment to the Credit Facility, dated as of September 19, 2011 (filed as Exhibit 10 to our current report on Form 8-K dated September 19, 2011, filed September 23, 2011).
10.3	Fifth Amendment to the Credit Facility, dated as of September 26, 2012 (filed as Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2012, filed November 9, 2012).
10.4	Sixth Amendment to the Credit Facility, dated as of April 22, 2013 (filed as Exhibit 10.1 to our current report on Form 8-K dated April 22, 2013, filed April 24, 2013).
10.5	Seventh Amendment to the Credit Facility, dated as of December 11, 2013 (filed as Exhibit 10.1 to our current report on Form 8-K dated December 10, 2013, filed December 16, 2013).
10.6	Ninth Amendment to the Credit Facility, dated as of March 26, 2015 (filed as Exhibit 10.1 to our current report on Form 8-K dated March 26, 2015, filed April 1, 2015).
10.7*
SemGroup Corporation Board of Directors Compensation Plan, effective June 1, 2014 (filed as Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2014, filed August 8, 2014).

10.8*	SemGroup Corporation Board of Directors Compensation Plan, effective June 1, 2015 (filed as Exhibit 10.1 to our current report on Form 10-Q for the quarter ended June 30, 2015, filed August 7, 2015).
10.9*	SemGroup Corporation Nonexecutive Directors’ Compensation Deferral Program (filed as Exhibit 10.7 to the Form 10).
10.10*	SemGroup Corporation Equity Incentive Plan (filed as Exhibit 10.8 to the Form 10).
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

10.15*	SemGroup Corporation Equity Incentive Plan Form of 2013-2015 Performance Share Unit Award Agreement for executive officers (filed as Exhibit 10.34 to our 2012 Form 10-K).
10.16*	SemGroup Corporation Equity Incentive Plan Form of Performance Share Unit Award Agreement for executive officers and employees in the United States for awards granted on or after March 1, 2016.

Exhibit Number	Description
10.17*
Employment Agreement dated as of March 6, 2014, by and among SemManagement, L.L.C., SemGroup Corporation, Rose Rock Midstream GP, LLC and Carlin G. Conner (filed as Exhibit 10.2 to our current report on Form 8-K dated March 6, 2014, filed March 12, 2014).

10.18*	Form of Severance Agreement between SemGroup Corporation and each of its executive officers other than Carlin G. Conner (filed as Exhibit 10.13 to the Form 10).
10.19*	Form of Amendment to Severance Agreement between SemGroup Corporation and certain of its executive officers (filed as Exhibit 10.14 to the 2011 Form 10-K).
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

Exhibit Number	Description
10.33*	Form of Restricted Unit Award Agreement (Employees) under the Rose Rock Midstream Equity Incentive Plan for awards granted on or after March 1, 2013 (filed as Exhibit 10.35 to our 2012 Form 10-K).
21	Subsidiaries of SemGroup Corporation.
23.1	Consent of Independent Registered Public Accounting Firm - BDO USA, LLP.
23.2	Consent of Independent Registered Public Accounting Firm - BDO USA, LLP.
31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Carlin G. Conner, Chief Executive Officer.
31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.
32.1	Section 1350 Certification of Carlin G. Conner, Chief Executive Officer.
32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.
99.1	White Cliffs Pipeline, L.L.C. financial statements presented pursuant to Rule 3-09 of Regulation S-X.
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2015 and 2014, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013, (iii) the Consolidated Statements of Changes in Owners’ Equity for the years ended December 31, 2015, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, and (v) the Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMGROUP CORPORATION
February 26, 2016
	By:	/s/ Robert N. Fitzgerald
Robert N. Fitzgerald
Senior Vice President and
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Carlin G. Conner	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2016
Carlin G. Conner

/s/ Robert N. Fitzgerald	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2016
Robert N. Fitzgerald

/s/ Paul F. Largess	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 26, 2016
Paul F. Largess

/s/ John F. Chlebowski	Chairman of the Board and Director	February 26, 2016
John F. Chlebowski

/s/ Ronald A. Ballschmiede	Director	February 26, 2016
Ronald A. Ballschmiede

/s/ Sarah M. Barpoulis	Director	February 26, 2016
Sarah M. Barpoulis

/s/ Karl F. Kurz	Director	February 26, 2016
Karl F. Kurz

/s/ James H. Lytal	Director	February 26, 2016
James H. Lytal

/s/ Thomas R. McDaniel	Director	February 26, 2016
Thomas R. McDaniel

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
SemGroup Corporation
Tulsa, Oklahoma

We have audited the accompanying consolidated balance sheets of SemGroup Corporation (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, owners’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SemGroup Corporation at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SemGroup Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Dallas, Texas
February 26, 2016

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
SemGroup Corporation
Tulsa, Oklahoma
We have audited the internal control over financial reporting of SemGroup Corporation (the “Company”) as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, owners’ equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Dallas, Texas
February 26, 2016

SEMGROUP CORPORATION
Consolidated Balance Sheets
(In thousands, except par value)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$58,096	$40,598
Restricted cash	32	6,980
Accounts receivable (net of allowance of $3,019 and $3,260, respectively)	326,713	351,334
Receivable from affiliates	5,914	16,819
Inventories	70,239	43,532
Other current assets	19,387	20,017
Total current assets	480,381	479,280
Property, plant and equipment (net of accumulated depreciation of $319,769 and $245,629, respectively)	1,566,821	1,256,825
Equity method investments	551,078	577,920
Goodwill	48,032	58,326
Other intangible assets (net of accumulated amortization of $29,515 and $20,545, respectively)	162,223	173,065
Other noncurrent assets, net	62,155	44,386
Total assets	$2,870,690	$2,589,802
LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$273,666	$257,177
Payable to affiliates	5,033	13,460
Accrued liabilities	85,047	92,694
Payables to pre-petition creditors	—	3,129
Deferred revenue	11,349	23,688
Other current liabilities	1,901	1,474
Current portion of long-term debt	31	40
Total current liabilities	377,027	391,662
Long-term debt	1,074,597	767,092
Deferred income taxes	200,953	161,956
Other noncurrent liabilities	21,757	49,655
Commitments and contingencies (Note 16)
SemGroup Corporation owners’ equity:
Common stock, $0.01 par value (authorized - 100,000 shares; issued - 44,863 and 44,689 shares, respectively)	439	436
Additional paid-in capital	1,217,255	1,245,877
Treasury stock, at cost (931 and 862 shares, respectively)	(5,593)	(1,332)
Accumulated deficit	(38,012)	(68,332)
Accumulated other comprehensive loss	(58,562)	(27,141)
Total SemGroup Corporation owners’ equity	1,115,527	1,149,508
Noncontrolling interests in consolidated subsidiaries	80,829	69,929
Total owners’ equity	1,196,356	1,219,437
Total liabilities and owners’ equity	$2,870,690	$2,589,802
The accompanying notes are an integral part of these consolidated financial statements.

SEMGROUP CORPORATION
Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Product	$1,118,886	$1,780,314	$1,145,104
Service	259,542	233,239	140,198
Other	76,666	109,026	141,714
Total revenues	1,455,094	2,122,579	1,427,016
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	979,549	1,623,358	1,020,100
Operating	224,443	246,613	223,585
General and administrative	97,366	87,845	78,597
Depreciation and amortization	100,882	98,397	66,409
Loss (gain) on disposal or impairment, net	11,472	32,592	(239)
Total expenses	1,413,712	2,088,805	1,388,452
Earnings from equity method investments	81,386	64,199	52,477
Gain on issuance of common units by equity method investee	6,385	29,020	26,873
Operating income	129,153	126,993	117,914
Other expenses (income):
Interest expense	69,675	49,044	25,142
Foreign currency transaction gain	(1,067)	(86)	(1,633)
Other expense (income), net	(15,801)	(20,536)	45,906
Total other expenses, net	52,807	28,422	69,415
Income from continuing operations before income taxes	76,346	98,571	48,499
Income tax expense (benefit)	33,530	46,513	(17,254)
Income from continuing operations	42,816	52,058	65,753
Income (loss) from discontinued operations, net of income taxes	(4)	(1)	59
Net income	42,812	52,057	65,812
Less: net income attributable to noncontrolling interests	12,492	22,817	17,710
Net income attributable to SemGroup	$30,320	$29,240	$48,102
Net income	$42,812	$52,057	$65,812
Other comprehensive income (loss), net of income taxes
Currency translation adjustments, net of income taxes	(32,142)	(20,551)	(6,363)
Other, net of income taxes	721	(3,736)	4,808
Total other comprehensive loss	(31,421)	(24,287)	(1,555)
Comprehensive income	11,391	27,770	64,257
Less: comprehensive income attributable to noncontrolling interests	12,492	22,817	17,710
Comprehensive income (loss) attributable to SemGroup	$(1,101)	$4,953	$46,547
Net income attributable to SemGroup per common share (Note 18):
Basic	$0.69	$0.69	$1.14
Diluted	$0.69	$0.68	$1.13
The accompanying notes are an integral part of these consolidated financial statements.

SEMGROUP CORPORATION
Consolidated Statements of Changes in Owners’ Equity
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Owners’ Equity
Balance at December 31, 2012	$420	$1,039,189	$(242)	$(145,674)	$(1,299)	$129,134	$1,021,528
Net income	—	—	—	48,102	—	17,710	65,812
Other comprehensive loss, net of income taxes	—	—	—	—	(1,555)	—	(1,555)
Distributions to noncontrolling interests	—	—	—	—	—	(17,647)	(17,647)
Rose Rock Midstream, L.P. equity issuance	—	—	—	—	—	210,226	210,226
Transfer of SemCrude Pipeline interest to Rose Rock	—	112,929	—	—	—	(180,220)	(67,291)
Warrants exercised	4	21,375	—	—	—	—	21,379
Dividends paid	—	(25,429)	—	—	—	—	(25,429)
Unvested dividend equivalent rights	—	(71)	—	—	—	(48)	(119)
Non-cash equity compensation	—	6,524	—	—	—	806	7,330
Issuance of common stock under compensation plans	1	(1)	—	—	—	—	—
Repurchase of common stock	—	—	(371)	—	—	—	(371)
Balance at December 31, 2013	425	1,154,516	(613)	(97,572)	(2,854)	159,961	1,213,863
Net income	—	—	—	29,240	—	22,817	52,057
Other comprehensive loss, net of income taxes	—	—	—	—	(24,287)	—	(24,287)
Distributions to noncontrolling interests	—	—	—	—	—	(28,494)	(28,494)
Transfer of SemCrude Pipeline interest to Rose Rock	—	53,243	—	—	—	(85,173)	(31,930)
Warrants exercised	9	73,008	—	—	—	—	73,017
Dividends paid	—	(44,206)	—	—	—	—	(44,206)
Unvested dividend equivalent rights	—	(173)	—	—	—	(125)	(298)
Non-cash equity compensation	—	7,319	—	—	—	943	8,262
Issuance of common stock under compensation plans	2	2,170	—	—	—	—	2,172
Repurchase of common stock	—	—	(719)	—	—	—	(719)
Balance at December 31, 2014	436	1,245,877	(1,332)	(68,332)	(27,141)	69,929	1,219,437
Net income	—	—	—	30,320	—	12,492	42,812
Other comprehensive loss, net of income taxes	—	—	—	—	(31,421)	—	(31,421)
Distributions to noncontrolling interests	—	—	—	—	—	(40,410)	(40,410)
Dividends paid	—	(69,514)	—	—	—	—	(69,514)
Unvested dividend equivalent rights	—	(351)	—	—	—	(203)	(554)
Non-cash equity compensation	—	9,051	—	—	—	1,354	10,405
Issuance of common stock under compensation plans	3	1,512	—	—	—	—	1,515
Repurchase of common stock	—	—	(4,261)	—	—	—	(4,261)
Rose Rock Midstream, L.P. equity issuance	—	—	—	—	—	89,119	89,119
Transfer of WOT and Glass Mountain to Rose Rock	—	30,680	—	—	—	(51,452)	(20,772)
Balance at December 31, 2015	$439	$1,217,255	$(5,593)	$(38,012)	$(58,562)	$80,829	$1,196,356
 The accompanying notes are an integral part of these consolidated financial statements.

SEMGROUP CORPORATION
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$42,812	$52,057	$65,812
Adjustments to reconcile net income to net cash provided by operating activities:
Net unrealized (gain) loss related to derivative instruments	2,014	(1,734)	(974)
Depreciation and amortization	100,882	98,397	66,409
Loss (gain) on disposal or impairment, net	11,472	32,592	(216)
Earnings from equity method investments	(81,386)	(64,199)	(52,477)
Gain on issuance of common units by equity method investee	(6,385)	(29,020)	(26,873)
Gain on sale of common units of equity method investee	(14,517)	(34,211)	—
Distributions from equity method investments	95,429	85,261	63,651
Amortization of debt issuance costs	5,102	3,632	2,732
Deferred tax expense (benefit)	29,197	36,148	(36,274)
Non-cash equity compensation	10,617	8,386	7,330
Excess tax benefit from equity-based awards	—	(1,650)	—
Loss on fair value of warrants	—	13,423	46,433
Provision for uncollectible accounts receivable, net of recoveries	208	360	(372)
Inventory valuation adjustment	2,590	5,667	—
Currency (gain) loss	(1,067)	(86)	(1,633)
Changes in operating assets and liabilities (Note 22)	(15,206)	(23,365)	39,861
Net cash provided by operating activities	181,762	181,658	173,409
Cash flows from investing activities:
Capital expenditures	(479,530)	(270,506)	(215,609)
Proceeds from sale of long-lived assets	3,688	4,445	1,279
Contributions to equity method investments	(46,730)	(71,131)	(173,868)
Payments to acquire businesses	—	(44,508)	(362,456)
Proceeds from sale of common units of equity method investee	56,318	79,741	—
Distributions from equity method investments in excess of equity in earnings	24,113	11,734	12,246
Net cash used in investing activities	(442,141)	(290,225)	(738,408)
Cash flows from financing activities:
Debt issuance costs	(6,289)	(8,686)	(14,936)
Borrowings on credit facilities and issuance of senior unsecured notes	867,208	1,254,244	1,268,474
Principal payments on credit facilities and other obligations	(560,049)	(1,102,272)	(859,412)
Distributions to noncontrolling interests	(40,410)	(28,494)	(17,647)
Proceeds from warrant exercises	—	1,451	225
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(4,261)	(719)	(371)
Dividends paid	(69,514)	(44,206)	(25,429)
Proceeds from issuance of common stock under employee stock purchase plan	1,223	340	—
Excess tax benefit from equity-based awards	—	1,650	—
Proceeds from issuance of Rose Rock Midstream, L.P. common units, net of offering costs	89,119	—	210,226
Net cash provided by financing activities	277,027	73,308	561,130
Effect of exchange rate changes on cash and cash equivalents	850	(3,494)	3,191
Change in cash and cash equivalents	17,498	(38,753)	(678)
Cash and cash equivalents at beginning of period	40,598	79,351	80,029
Cash and cash equivalents at end of period	$58,096	$40,598	$79,351
The accompanying notes are an integral part of these consolidated financial statements.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

1.	OVERVIEW
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
At December 31, 2015, our reportable segments include the following:

•	Crude Transportation operates crude oil pipelines and truck transportation businesses in the United States. Crude Transportation’s assets include:

•
a 570-mile crude oil gathering and transportation pipeline system with over 650,000 barrels of associated storage capacity in Kansas and northern Oklahoma that is connected to several third-party pipelines and refineries and our storage terminal in Cushing;

•
the Wattenberg Oil Trunkline ("WOT"), a 75-mile, 12-inch diameter crude oil gathering pipeline system that transports crude oil from production facilities in the DJ Basin to the pipeline owned by White Cliffs Pipeline, L.L.C. ("White Cliffs"). The WOT has a capacity of approximately 85,000 barrels per day as well as 360,000 barrels of operational storage;

•	a 16-mile crude oil pipeline that connects our Platteville, Colorado crude oil terminal to the Tampa, Colorado crude oil market;

•	a crude oil trucking fleet of over 270 transport trucks and 270 trailers;

•	Maurepas Pipeline, a project underway to build three pipelines to service refineries in the Gulf Coast region, which is expected to be completed in the fourth quarter of 2016;

•
a 51% ownership interest in White Cliffs, which owns a 527-mile pipeline, consisting of two 12-inch common carrier, crude oil pipelines, that transports crude oil from Platteville, Colorado to Cushing, Oklahoma (the "White Cliffs Pipeline"); and

•	a 50% ownership interest in Glass Mountain Pipeline, LLC ("Glass Mountain"), which owns a 210-mile crude oil pipeline in western and north central Oklahoma ("the Glass Mountain Pipeline").

•	Crude Facilities operates crude oil storage and terminal businesses in the United States. Crude Facilities assets include:

•
approximately 7.6 million barrels of crude oil storage capacity in Cushing, Oklahoma, of which 6.5 million barrels are leased to customers and 1.1 million barrels are used for crude oil operations and marketing activities; and

•	a thirty-lane crude oil truck unloading facility with 350,000 barrels of associated storage capacity in Platteville, Colorado which connects to the origination point of the White Cliffs Pipeline.

•
Crude Supply and Logistics operates a crude oil marketing business which utilizes our Crude Transportation and Crude Facilities assets for marketing purposes. Additionally, Crude Supply and Logistics' assets include:

•	approximately 61,800 barrels of crude oil storage capacity in Trenton and Stanley, North Dakota.

•
SemGas, which provides natural gas gathering and processing services in the United States. SemGas owns and operates gathering systems and four processing plants with 595 million cubic feet per day of capacity.

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

•
SemMexico, which purchases, produces, stores, and distributes liquid asphalt cement products in Mexico. SemMexico operates an in-country network of eleven asphalt cement terminals and modification facilities and two marine terminals.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements
1.    OVERVIEW, Continued

•
SemStream, which owns 4,652,568 common units representing 4.4% of the total limited partner interests, as of September 30, 2015, in NGL Energy Partners LP ("NGL Energy") (NYSE: NGL) and an 11.78% interest in the general partner of NGL Energy. We report the results of our investment in NGL Energy under the equity method on a one-quarter lag (Note 5).

2.	CONSOLIDATION AND BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.
Consolidated subsidiaries
Our consolidated financial statements include the accounts of our controlled subsidiaries, including Rose Rock Midstream, L.P. ("Rose Rock"). All significant transactions between our consolidated subsidiaries have been eliminated. Outside ownership interests in consolidated subsidiaries are reported as noncontrolling interests in the consolidated financial statements.
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
Proportionally consolidated assets
Our SemCAMS segment owns undivided interests in certain natural gas gathering and processing assets, for which we record only our proportionate share of the assets on the consolidated balance sheets. The net book value of the property, plant and equipment recorded by us associated with these undivided interests is approximately $273.0 million at December 31, 2015. We serve as operator of these facilities and incur the costs of operating the facilities (recorded as operating expenses in the consolidated statements of operations) and charge the other owners for their proportionate share of the costs (recorded as other revenue in the consolidated statements of operations).
Equity method investments
We own a 51% interest in White Cliffs. The other owners have substantive rights to participate in the management of White Cliffs. Because of this, we account for it under the equity method. In 2014 and 2013, we sold our interest in SemCrude Pipeline, which holds the 51% interest in White Cliffs, to our consolidated subsidiary, Rose Rock. No gain was recorded on these transactions as they were between entities under common control.
We own a 50% interest in Glass Mountain which we account for under the equity method. In 2015, we sold our interest in Glass Mountain Holding, LLC, which holds the 50% interest in Glass Mountain, to our consolidated subsidiary Rose Rock. No gain was recorded on the transaction as it was between entities under common control.
We own general partner and limited partner interests in NGL Energy which we account for under the equity method.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
USE OF ESTIMATES—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Our significant estimates include, but are not limited to: (1) allowances for doubtful accounts receivable; (2) estimated useful lives of assets, which impact depreciation; (3) estimated fair values used in impairment tests; (4) fair values of derivative instruments; (5) valuation allowances for deferred tax assets; and (6) accrual and disclosure of contingent losses. Although management believes these estimates are reasonable, actual results could differ materially from these estimates.
CASH AND CASH EQUIVALENTS—Cash includes currency on hand and demand and time deposits with banks or other financial institutions. Cash equivalents include highly liquid investments with maturities of three months or less at the date of purchase. Balances at financial institutions may exceed federally insured limits.
RESTRICTED CASH—During the year ended December 31, 2015, we completed the process of disbursing funds held in reserve accounts to settle pre-petition claims related to our predecessor's bankruptcy. Of the restricted cash balance of

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

$7.0 million at December 31, 2014, approximately $3.8 million was restricted for this purpose. See "Payables to Pre-petition Creditors" below.
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
INVENTORIES—Inventories primarily consist of crude oil and asphalt. Inventories are valued at the lower of cost or market, with cost generally determined using the weighted-average method. The cost of inventory includes applicable transportation costs.
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
PROPERTY, PLANT AND EQUIPMENT—Property, plant and equipment is recorded at cost. We capitalize costs that extend or increase the future economic benefits of property, plant and equipment, and expense maintenance costs that do not. When assets are disposed of, their cost and related accumulated depreciation are removed from the balance sheet, and any resulting gain or loss is recorded as a gain or loss on disposal or impairment in the consolidated statements of operations.
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
GOODWILL—We test goodwill for impairment on an annual basis, or more often if circumstances warrant, by estimating the fair value of the reporting unit to which the goodwill relates and comparing this fair value to the net book value of the reporting unit. If fair value is less than net book value, we estimate the implied fair value of goodwill, reduce the book value of the goodwill to the implied fair value, and record a corresponding impairment loss. Our policy is to test goodwill for impairment on October 1 of each year.
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
We assess our equity method investments for impairment when circumstances indicate that the carrying value may not be recoverable and record an impairment when a decline in value is considered to be other than temporary.
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
In April 2015, the FASB issued ASU 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which is designed to simplify presentation of debt issuance costs. The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, “Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting,” which amended the SEC paragraphs of ASC Subtopic 835-30 to include the language from the SEC Staff Announcement indicating that the SEC would not object to presenting deferred debt issuance costs related to line-of-credit agreements as assets and subsequently amortizing the deferred debt issuance costs ratably over the term of the agreement. The standards will be effective for U.S. public companies for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The new guidance shall be applied on a retrospective basis for all periods presented. The Company will adopt this guidance in the first quarter of 2016. The impact is not expected to be material.
COMMODITY DERIVATIVE INSTRUMENTS—We generally record the fair value of commodity derivative instruments on the consolidated balance sheets and the change in fair value as an increase or decrease to product revenue.
As shown in Note 13, the fair value of commodity derivatives at December 31, 2015 and 2014 are recorded to other current assets or other current liabilities on the consolidated balance sheets. Related margin deposits are recorded to other current assets or other current liabilities on the consolidated balance sheets. Margin deposits are not generally netted against derivative assets or liabilities.
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
PAYABLES TO PRE-PETITION CREDITORS—During the year ended December 31, 2015, we completed the process of disbursing funds held in reserve accounts to settle pre-petition claims related to our predecessor's bankruptcy. At December 31, 2014, we recorded a liability of $3.1 million associated with these obligations and a liability of $0.7 million which is associated with discontinued operations and is reported within other current liabilities. Cash was held in accounts restricted for this purpose which was included in Restricted Cash on the balance sheet.
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
REVENUE RECOGNITION—Sales of product, as well as gathering and marketing revenues, are recognized at the time title to the product transfers to the purchaser, which typically occurs upon receipt of the product by the purchaser. Terminal and storage revenues are recognized at the time the service is performed. Revenue for the transportation of product is recognized upon delivery of the product to its destination. Certain revenue transactions are reported on a net basis, including certain buy/sell transactions (see “Purchases and Sales of Inventory with the Same Counterparty”). Other revenue primarily represents operating cost recovery from working interest owners in certain processing plants and is recorded when earned in accordance with the terms of related agreements. Taxes collected from customers and remitted to governmental authorities are recorded on a net basis (excluded from revenue).
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
In November 2015, the FASB issues ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes," which requires all deferred tax assets and liabilities to be classified as noncurrent in the statement of financial position. For public entities, this ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those years. The new guidance may be applied prospectively or retrospectively and early adoption is permitted. The Company has not determined which method we will apply when we adopt the standard. The Company intends to adopt this guidance in the first quarter of 2017. The impact is not expected to be material.
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
EQUITY-BASED COMPENSATION—We grant certain of our employees and non-managerial directors equity-based compensation awards which vest contingent on continued service of the recipient and, in some cases, on their achievement of specific performance targets or market conditions. We record compensation expense for these outstanding awards over applicable service or performance periods based on their grant date fair value with a corresponding increase to additional paid-in capital. The expense to be recorded over the life of the awards is discounted for expected forfeitures during the vesting period.
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
COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)—Comprehensive income (loss) is defined as a change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Our comprehensive income (loss) includes currency translation adjustments and changes in the funded status of pension benefit plans.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

4.	ROSE ROCK MIDSTREAM, L.P.
At December 31, 2015, we owned the 2% general partner interest and a 55.1% limited partner interest made up of 20,704,418 common units of Rose Rock. We also own certain incentive distribution rights, which are described below. We control the operations of Rose Rock through our ownership of the general partner interest and consolidate Rose Rock. Rose Rock owns and operates all of our domestic crude oil assets with the exception of the Maurepas Pipeline. The outside ownership interests in Rose Rock are reflected in “noncontrolling interests in consolidated subsidiaries” on our consolidated balance sheets. The portion of the net income of Rose Rock that is attributable to outside owners is reflected within “net income attributable to noncontrolling interests” in our consolidated statements of operations and comprehensive income.
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

The following table shows the distributions paid related to the earnings for each of the following periods (in thousands, except for per unit amounts):

	Distribution Per Unit		Distributions Paid
Quarter Ended			SemGroup				Noncontrolling Interest Common Units	Total Distributions
			General Partner	Incentive Distributions	Common Units	Subordinated Units
December 31, 2012	$0.4025		$167	$—	$1,163	$3,377	$3,624	$8,331

March 31, 2013	$0.4300		$179	$41	$1,242	$3,607	$3,872	$8,941
June 30, 2013	$0.4400		$183	$72	$1,271	$3,692	$3,962	$9,180
September 30, 2013	$0.4500		$232	$127	$1,301	$3,775	$6,189	$11,624
December 31, 2013	$0.4650		$257	$244	$2,041	$3,901	$6,398	$12,841

March 31, 2014	$0.4950		$278	$488	$2,173	$4,153	$6,811	$13,903
June 30, 2014	$0.5350		$334	$888	$3,646	$4,488	$7,362	$16,718
September 30, 2014	$0.5750		$377	$1,835	$3,918	$4,824	$7,912	$18,866
December 31, 2014	$0.6200		$485	$3,487	$6,551	$5,202	$8,544	$24,269

March 31, 2015	$0.6350		$568	$4,450	$13,148	$—	$10,213	$28,379
June 30, 2015	$0.6500		$590	$4,979	$13,458	$—	$10,456	$29,483
September 30, 2015	$0.6600		$604	$5,333	$13,665	$—	$10,619	$30,221
December 31, 2015	$0.6600	(1)	$604	$5,333	$13,665	$—	$10,622	$30,224
(1) The distribution to common unitholders related to earnings for the quarter ended December 31, 2015 was payable on February 12, 2016 to holders of record at February 2, 2016.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

4.	ROSE ROCK MIDSTREAM, L.P., Continued

Certain summarized balance sheet information of Rose Rock is shown below (in thousands):

	December 31,
	2015	2014
Cash	$9,059	$3,625
Other current assets	310,555	271,144
Property, plant and equipment, net	441,596	396,066
Equity method investment	438,291	269,635
Goodwill	26,628	36,116
Other noncurrent assets	31,702	29,677
Total assets	$1,257,831	$1,006,263

Current liabilities	$283,029	$265,682
Long-term debt	744,597	432,092
Partners’ capital attributable to SemGroup	149,376	238,560
Partners’ capital attributable to noncontrolling interests	80,829	69,929
Total liabilities and partners’ capital	$1,257,831	$1,006,263
Certain summarized income statement information of Rose Rock for the years ended December 31, 2015, 2014, and 2013 is shown below (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenue	$844,711	$1,298,097	$767,202
Costs of products sold	$671,769	$1,131,362	$663,759
Operating, general and administrative expenses	$114,476	$99,894	$51,624
Depreciation and amortization expense	$41,998	$40,035	$23,708
Earnings from equity method investment	$76,355	$57,378	$17,571
Net income	$49,673	$62,925	$37,515
Noncontrolling interest in consolidated subsidiaries retained by SemGroup	$—	$7,758	$1,256
Net income attributable to Rose Rock Midstream, L.P.	$49,673	$55,167	$36,259
Drop-down Transactions with Rose Rock
2015 drop-down transaction
On February 13, 2015, we contributed WOT and Glass Mountain Holding, LLC, which holds our 50% interest in Glass Mountain, to Rose Rock in exchange for (i) cash of approximately $251.2 million, (ii) the issuance of 1.75 million common units and (iii) an increase of the capital account of the general partner of Rose Rock and a related issuance of general partner interest, to allow the general partner of Rose Rock to maintain its 2% general partner interest. The cash consideration was funded through a borrowing under Rose Rock's credit facility and the issuance and sale of 2.3 million common units in an underwritten public offering for net proceeds of $89.1 million. SemGroup used the proceeds from these transactions to pay amounts owed under its revolving credit facility.
As the acquisition was between parties under common control, Rose Rock recorded its interest in acquired assets and liabilities at SemGroup's historical value and SemGroup did not recognize a gain on the transaction. Proceeds in excess of the historical value were accounted for as a dividend from Rose Rock to SemGroup and resulted in a $51.5 million reduction to noncontrolling interests in consolidated subsidiaries and an offsetting increase to additional paid-in capital of $30.7 million (net of tax impact of $20.8 million). This non-cash entry represents the portion of the proceeds in excess of historical cost which were attributed to Rose Rock's third-party unitholders.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

4.	ROSE ROCK MIDSTREAM, L.P., Continued

Additionally, the acquisition of WOT created a change in reporting entity which required Rose Rock's historical results to be recast as if WOT had been part of Rose Rock in prior periods. The historical summarized financial information of Rose Rock has been recast to reflect this change. The impact to prior periods was not significant. Earnings of WOT prior to the acquisition have been allocated to the general partner. The acquisition of the equity method investment in Glass Mountain did not create a change in reporting entity. As such, prior periods have not been recast to include the historical results of Glass Mountain. There was no impact to SemGroup from the Rose Rock recast as these entities are all reported within the Crude Transportation segment.
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
As this transaction was between parties under common control, Rose Rock recorded its interest in SCPL at SemGroup's historical value and as such no gain on the sale was recognized by SemGroup. Proceeds in excess of the historical value were accounted for as a dividend from Rose Rock to SemGroup and resulted in an $85.2 million reduction to noncontrolling interests in consolidated subsidiaries and an offsetting increase to additional paid-in capital of $53.2 million (net of tax impact of $31.9 million). This non-cash entry represents the portion of the proceeds in excess of historical cost which were attributed to Rose Rock's third-party unitholders.
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

were expensed. SemGroup used the proceeds from these transactions to pay amounts owed under its revolving credit facility.
Rose Rock equity issuance
In August 2013, Rose Rock sold 4.75 million common limited partner units to third-party purchasers for $152.5 million, net of underwriting discounts and commissions. Proceeds were used to repay borrowings on the Rose Rock credit facility.
Rose Rock conversion of subordinated and Class A units
On January 1, 2015, certain operational targets were achieved by White Cliffs and all 3,750,000 Class A units held by the Company were converted to common units on a one-for-one basis. The conversion did not impact the total number of Rose Rock's outstanding units representing limited partner interests.
On February 17, 2015, certain targets specified in Rose Rock’s partnership agreement were achieved and all 8,389,709 subordinated units held by the Company were converted to common units. The conversion did not impact the total number of Rose Rock’s outstanding units representing limited partner interests.

5.	EQUITY METHOD INVESTMENTS
Our equity method investments consist of the following (in thousands):

	December 31,
	2015	2014
White Cliffs	$297,109	$269,635
NGL Energy	112,787	162,246
Glass Mountain	141,182	146,039
Total equity method investments	$551,078	$577,920
Our earnings from equity method investments consist of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
White Cliffs	$70,238	$57,378	$45,459
NGL Energy(1)	5,031	2,343	7,123
Glass Mountain	6,117	4,478	(105)
Total earnings from equity method investments	$81,386	$64,199	$52,477
(1) Excluding gains on issuance of common units of $6.4 million, $29.0 million and $26.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Cash distributions received from equity method investments consist of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
White Cliffs	$86,845	$66,768	$57,576
NGL Energy	19,074	23,404	18,321
Glass Mountain	13,623	6,823	—
Total cash distributions received from equity method investments	$119,542	$96,995	$75,897

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

5.	EQUITY METHOD INVESTMENTS, Continued

White Cliffs
Certain summarized balance sheet information of White Cliffs is shown below (in thousands):

	December 31,
	2015	2014
Current assets	$54,091	$35,623
Property, plant and equipment, net	509,068	471,179
Goodwill	17,000	17,000
Other intangible assets, net	11,974	16,043
Total assets	$592,133	$539,845

Current liabilities	$9,491	$11,108
Members’ equity	582,642	528,737
Total liabilities and members’ equity	$592,133	$539,845
Certain summarized income statement information of White Cliffs for the years ended December 31, 2015, 2014 and 2013 is shown below (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenue	$206,395	$160,369	$133,310
Operating, general and administrative expenses	$33,284	$23,067	$23,825
Depreciation and amortization expense	$34,105	$23,257	$18,668
Net income	$139,000	$114,045	$90,817
The equity in earnings of White Cliffs for the years ended December 31, 2015, 2014 and 2013 reported in our consolidated statements of operations is less than 51% of the net income of White Cliffs for the same period. This is due to certain general and administrative expenses we incur in managing the operations of White Cliffs that the other members are not obligated to share. Such expenses are recorded by White Cliffs, and are allocated to our membership interests. White Cliffs recorded $1.3 million, $1.6 million and $1.8 million of such general and administrative expense for the years ended December 31, 2015, 2014 and 2013, respectively.
The members of White Cliffs are required to contribute capital to White Cliffs to fund various projects. For the year ended December 31, 2015, we contributed $42.8 million to these projects, including $34.5 million of contributions for an expansion project adding approximately 65,000 barrels per day of capacity. Remaining contributions related to the expansion project will be paid in 2016 and are expected to total approximately $2.3 million. The project is expected to be completed during the first half of 2016.
In August 2014, White Cliffs completed an expansion project adding a parallel 12" pipeline from Platteville, Colorado to Cushing, Oklahoma. For the years ended December 31, 2014 and 2013, we contributed $53.3 million and $95.5 million, respectively, for project funding. This expansion increased White Cliffs’ capacity to about 150,000 barrels per day and became fully operational in the third quarter of 2014.
Our membership interest in White Cliffs is significant as defined by Securities and Exchange Commission’s Regulation S-X Rule 1-02(w). Accordingly, as required by Regulation S-X Rule 3-09, we have included the audited financial statements of White Cliffs as of December 31, 2015 and 2014 and for each of the three years in the period ended December 31, 2015 as an exhibit to this Form 10-K.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

5.	EQUITY METHOD INVESTMENTS, Continued

NGL Energy
At December 31, 2015, we owned 4,652,568 common units representing limited partner interests in NGL Energy, which represents approximately 4.4% of the limited partner units of NGL Energy outstanding at September 30, 2015, and an 11.78% interest in the general partner of NGL Energy.
On October 27, 2014, we agreed to terminate our right to appoint two representatives to the Board of Directors of NGL Energy Holdings LLC, the general partner of NGL Energy, and our current representatives resigned. We no longer have significant influence over NGL Energy Holdings, LLC or NGL Energy. However, in accordance with ASC 323-30-S99-1, we have continued to account for these investments under the equity method as our ownership is within the 3 to 5 percent interest which is generally considered to be more than minor.
At December 31, 2015, the fair market value of our 4,652,568 common unit investment in NGL Energy was $51.4 million, based on a December 31, 2015 closing price of $11.04 per common unit. This does not reflect our 11.78% interest in the general partner of NGL Energy. The fair value of our limited partner investment in NGL Energy is categorized as a Level 1 measurement, as it is based on quoted market prices.
During the 4th quarter of 2015 the market price of NGL Energy common units fell below our carrying value per unit. In accordance with ASC 320-10-S99 “Investments - Debt and Equity Securities” we have assessed whether such decline in value is other than temporary. The evidence management considered in such assessment included the nature and volatility of such decline, as well as the latest public financial guidance, condition, and results of NGL Energy. Based on the rapid and recent nature of such decline, and our assessment of the financial condition and near-term prospects of NGL Energy, we have concluded that the decline in the value of our investment is not other than temporary. We have the ability and intent to hold the shares for a period of time sufficient to allow for a recovery in the market value. However, we will continue to closely monitor future events and developments related to NGL Energy that would impact our conclusions about the recoverability of the investment, and if future facts and circumstances indicate that the decline in value of our investment is other than temporary, a significant impairment may be recorded.
Our policy is to record our equity in earnings of NGL Energy on a one-quarter lag, as we do not expect information on the earnings of NGL Energy to always be available in time to consistently record the earnings in the quarter in which they are generated. Accordingly, the equity in earnings from NGL Energy, which is reflected in our consolidated statements of operations and comprehensive income for the years ended December 31, 2015, 2014 and 2013 relates to the earnings of NGL Energy for the twelve months ended September 30, 2015, 2014 and 2013 respectively.
Certain unaudited summarized balance sheet information of NGL Energy is shown below (in thousands):

	(Unaudited) September 30,
	2015	2014
Current assets	$1,276,919	$2,585,053
Property plant and equipment, net	1,845,112	1,433,313
Goodwill	1,490,928	1,170,490
Intangible and other assets, net	1,836,878	1,362,823
Total assets	$6,449,837	$6,551,679

Current liabilities	$852,170	$1,759,980
Long-term debt	3,093,694	2,437,351
Other noncurrent liabilities	17,679	39,518
Equity	2,486,294	2,314,830
Total liabilities and equity	$6,449,837	$6,551,679

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

5.	EQUITY METHOD INVESTMENTS, Continued

Certain unaudited summarized income statement information of NGL Energy for the twelve months ended September 30, 2015, 2014 and 2013 is shown below (in thousands):

	(Unaudited) Twelve Months Ended September 30,
	2015	2014	2013
Revenue	$14,504,581	$15,748,520	$5,935,715
Costs of products sold	$13,573,066	$15,054,291	$5,478,361
Operating, general and administrative expenses	$625,035	$440,609	$276,905
Depreciation and amortization expense	$221,067	$162,443	$94,050
Net income	$22,995	$11,409	$44,378
During the years ended December 31, 2015, 2014 and 2013, our limited partnership interest was diluted in connection with NGL Energy common unit issuances. Accordingly, we recorded non-cash gains of $6.4 million, $29.0 million and $26.9 million for the years ended December 31, 2015, 2014 and 2013, respectively, related to these transactions, which are included in "gain on issuance of common units by equity method investee" in our consolidated statements of operations and comprehensive income.
During the year ended December 31, 2015, we sold 1,999,533 of our NGL Energy common units for $56.3 million, net of related costs of $0.5 million. We recorded a net gain of $14.5 million in "other expense (income), net" in our consolidated statement of operations and comprehensive income. During the year ended December 31, 2014, we sold 2,481,308 of our NGL Energy common units for $88.8 million, net of related costs of $3.1 million. We recorded a net gain of $34.2 million in "other expense (income), net" in our consolidated statement of operations and comprehensive income.
Our ownership interest in NGL Energy is significant as defined by Securities and Exchange Commission’s Regulation S-X Rule 1-02(w). Accordingly, as required by Regulation S-X Rule 3-09, we will amend this Form 10-K to include the audited financial statements of NGL Energy as of March 31, 2016 and 2015 and for each of the three years in the period ended March 31, 2016 as an exhibit, when available.
Glass Mountain
We hold a 50% interest in Glass Mountain which we account for under the equity method. Glass Mountain began operations in the first quarter of 2014.
The excess of the recorded amount of our investment over the book value of our share of the underlying net assets represents equity method goodwill and capitalized interest of $31.0 million and $4.0 million, respectively, at December 31, 2015. Capitalized interest is amortized as a reduction of earnings from equity method investments.
The equity in earnings of Glass Mountain for the years ended December 31, 2015 and 2014 reported in our consolidated statement of operations and comprehensive income is less than 50% of the net income of Glass Mountain for the same period due to amortization of capitalized interest for the period.
Certain summarized balance sheet information of Glass Mountain is shown below (in thousands):

	December 31,
	2015	2014
Current assets	$7,856	$8,810
Property, plant and equipment, net	205,920	215,876
Total assets	$213,776	$224,686

Current liabilities	$1,036	$2,643
Other liabilities	28	42
Members’ equity	212,712	222,001
Total liabilities and members’ equity	$213,776	$224,686

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

5.	EQUITY METHOD INVESTMENTS, Continued

Certain summarized income statement information of Glass Mountain for the year ended December 31, 2015 and 2014 is shown below (in thousands):

	Year Ended December 31,
	2015	2014
Revenue	$38,526	$30,398
Cost of Sales	$3,392	$757
Operating, general and administrative expenses	$6,643	$6,419
Depreciation and amortization expense	$15,828	$13,872
Net income	$12,657	$9,344
We invested $2.7 million, $16.2 million and $57.8 million in Glass Mountain for the years ended December 31, 2015, 2014 and 2013, respectively.
Our ownership interest in Glass Mountain is not significant as defined by Securities and Exchange Commission's Regulation S-X Rule 1-02(w). Accordingly, no audited financial statements of Glass Mountain pursuant to Regulation S-X 3-09 have been included as an exhibit to this Form 10-K.

6.	ACQUISITIONS
During the year ended December 31, 2014, we completed the following acquisition:
Crude oil trucking assets
On June 24, 2014, our Crude Transportation segment acquired crude oil trucking assets from a subsidiary of Chesapeake Energy Corporation ("Chesapeake") (NYSE: CHK) for $44.0 million in cash. Highlights of the transaction include:

•	124 trucks, 122 trailers and miscellaneous equipment; and

•	a long-term transportation agreement with Chesapeake Energy Marketing, Inc.
During the year ended December 31, 2013, we completed the following acquisitions:
Mid-America Midstream Gas Services, L.L.C.
On August 1, 2013, our SemGas segment acquired the equity interest of Mid-America Midstream Gas Services, L.L.C. ("MMGS"), a wholly owned subsidiary of Chesapeake, which is the owner of gas gathering and processing assets in the Mississippi Lime play for approximately $314.0 million in cash. We incurred approximately $3.6 million in transaction related general and administrative expenses. The transaction was funded through the combination of a portion of the net proceeds from the sale of $300 million of 7.50% senior unsecured notes (Note 15) and a borrowing under the revolving credit facility under SemGroup's corporate credit agreement. Highlights of the acquisition include the following:

•	200 miles of gathering pipeline;

•	Rose Valley I plant - A 200 mmcf/d (million cubic feet per day) cryogenic processing plant, placed in operation in the first quarter of 2014;

•	Rose Valley II plant - A 200 mmcf/d cryogenic processing plant placed in operation in mid-2015;

•
Approximately 540,000 net acre dedication in the core of the Mississippi Lime play, supported by a joint venture between Chesapeake and Sinopec International Petroleum Exploration and Production Corporation ("Sinopec"); and

•	A 20-year, 100% fee based, gas gathering and processing agreement with certain affiliates of Chesapeake and Sinopec.
Barcas Field Services, LLC
On September 1, 2013, our Crude Transportation segment completed the acquisition of the assets of Barcas Field Services, LLC ("Barcas") for $49.0 million in cash. Highlights of the acquisition include the following:

•	114 trucks, 120 trailers and miscellaneous equipment; and

•	a long-term take-or-pay customer transportation agreement, which has expired.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

6.	ACQUISITIONS, Continued

NGL Energy
On August 6, 2013, we completed the acquisition of approximately 5.36% of the general partner of NGL Energy, which increased our ownership of NGL Energy's general partner to 11.78%.

7.	DISPOSALS OR IMPAIRMENTS OF LONG-LIVED ASSETS
Year Ended December 31, 2015
During the year ended December 31, 2015, our SemGas segment sold certain non-core Kansas based gas gathering and compression assets for approximately $1.0 million, resulting in a pre-tax loss of approximately $1.7 million which is reported in "loss (gain) on disposal or impairment, net" in the consolidated statement of operations and comprehensive income. See Note 12 for discussion of the goodwill impairment recorded by our Crude Transportation segment.
Year Ended December 31, 2014
On June 1, 2014, our SemGas segment sold certain natural gas gathering assets in Eastern Oklahoma resulting in a $20.1 million pre-tax loss on a cash sales price of $2.4 million. The assets sold were made up of property, plant and equipment with a net book value of $22.5 million. The loss on the sale was reported in "loss (gain) on disposal or impairment, net" in the consolidated statement of operations and comprehensive income. The operations of the gas gathering assets were not material to SemGroup.
During the year ended December 31, 2014, we recorded an impairment charge of $11.9 million related to leaseholds of unproved oil and gas properties located in Kansas. These assets were written off when due to the downturn in crude oil prices and the remaining life of the leaseholds, it became apparent that these properties would not be developed. These assets were held by a subsidiary included in Corporate and Other in our segment disclosures (Note 8).
Year Ended December 31, 2013
There were no significant gains (losses) recorded during the year ended December 31, 2013 related to the disposal or impairment of long-lived assets.

8.	SEGMENTS
As described in Note 1, our businesses are organized based on the nature and location of the services they provide. Certain summarized information related to our reportable segments is shown in the tables below. None of the operating segments have been aggregated. Our equity investment in NGL Energy is included within the SemStream segment. Although Corporate and Other does not represent an operating segment, it is included in the tables below to reconcile segment information to that of the consolidated Company. Eliminations of transactions between segments are also included within Corporate and Other in the tables below.
During the year ended December 31, 2015, management made the decision to disaggregate certain activities and functions within the domestic crude oil business to provide additional granularity, both internally and externally, to our operating results. As such, the prior period results of the former Crude segment have been recast to reflect the resulting reportable segments: Crude Transportation, Crude Facilities and Crude Supply and Logistics. Certain amounts formerly included in the Crude segment have been included in Corporate and Other in the current presentation. No other segments were impacted.
The accounting policies of each segment are the same as the accounting policies of the consolidated Company. Transactions between segments are generally recorded based on prices negotiated between the segments. Certain general and administrative and interest expenses incurred at the corporate level were allocated to the segments, based on our allocation policies in effect at the time.

	Year Ended December 31,
	2015	2014	2013
Revenues:
Crude Transportation
External	$81,991	$84,718	$34,917
Intersegment	15,021	10,840	225

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

8.	SEGMENTS, Continued

Crude Facilities
External	45,936	44,007	46,697
Crude Supply and Logistics
External	716,784	1,169,372	685,588
SemGas
External	231,569	342,286	207,134
Intersegment	20,605	37,897	23,985
SemCAMS
External	136,197	176,724	198,450
SemLogistics
External	24,351	12,650	11,671
SemMexico
External	211,291	290,869	242,559
Corporate and Other
External	6,975	1,953	—
Intersegment	(35,626)	(48,737)	(24,210)
Total Revenues	$1,455,094	$2,122,579	$1,427,016

	Year Ended December 31,
	2015	2014	2013
Earnings from equity method investments:
Crude Transportation	$76,355	$61,856	$45,354
SemStream(1)	11,416	31,363	33,996
Total earnings from equity method investments	$87,771	$93,219	$79,350
(1) including gain on issuance of common units by equity method investee

	Year Ended December 31,
	2015	2014	2013
Depreciation and amortization:
Crude Transportation	$35,500	$33,679	$17,814
Crude Facilities	5,829	5,365	4,833
Crude Supply and Logistics	159	549	673
SemGas	31,803	26,353	14,517
SemCAMS	12,940	14,295	10,766
SemLogistics	8,543	10,005	9,426
SemMexico	4,076	6,031	5,991
Corporate and Other	2,032	2,120	2,389
Total depreciation and amortization	$100,882	$98,397	$66,409

	Year Ended December 31,
	2015	2014	2013
Income tax expense (benefit):
SemCAMS	$4,847	$3,135	$6,348
SemLogistics	(2,195)	(2,231)	(5,699)

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

8.	SEGMENTS, Continued

SemMexico	2,611	4,053	2,589
Corporate and other	28,267	41,556	(20,492)
Total income tax expense (benefit)	$33,530	$46,513	$(17,254)

	Year Ended December 31,
	2015	2014	2013
Segment profit (1):
Crude Transportation	$81,028	$76,705	$51,100
Crude Facilities	33,757	32,286	37,083
Crude Supply and Logistics	30,088	24,021	15,010
SemGas	61,669	41,715	32,483
SemCAMS	36,013	45,326	32,886
SemStream	11,391	31,280	33,389
SemLogistics	7,249	25	(2,007)
SemMexico	15,614	16,139	13,493
Corporate and Other	(44,760)	(43,841)	(30,088)
Total segment profit	$232,049	$223,656	$183,349
(1) Segment profit represents revenues excluding unrealized gains (losses) related to derivative instruments plus earnings from equity method investments less cost of sales excluding depreciation and amortization and less operating and general and administrative expenses.

	Year Ended December 31,
	2015	2014	2013
Reconciliation of segment profit to net income:
Total segment profit	$232,049	$223,656	$183,349
Less:
Net unrealized loss (gain) related to derivative instruments	2,014	(1,734)	(974)
Depreciation and amortization	100,882	98,397	66,409
Interest expense	69,675	49,044	25,142
Foreign currency transaction gain	(1,067)	(86)	(1,633)
Other expense (income), net	(15,801)	(20,536)	45,906
Income tax expense (benefit)	33,530	46,513	(17,254)
Loss (income) from discontinued operations	4	1	(59)
Net income	$42,812	$52,057	$65,812

	Year Ended December 31,
	2015	2014	2013
Additions to long-lived assets, including acquisitions and contributions to equity method investments:
Crude Transportation	$219,227	$160,471	$244,777
Crude Facilities	30,118	8,207	11,783
Crude Supply and Logistics	2,564	11,662	1,868
SemGas	110,908	153,088	410,508
SemCAMS	142,368	35,286	56,122
SemLogistics	12,289	2,974	2,071
SemMexico	7,051	9,690	6,375

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

8.	SEGMENTS, Continued

SemStream	—	—	18,775
Corporate and Other	1,919	1,906	1,211
Total additions to long-lived assets	$526,444	$383,284	$753,490

		December 31,
		2015	2014
Total assets (excluding intersegment receivables):
Crude Transportation		$877,017	$746,723
Crude Facilities		155,186	116,784
Crude Supply and Logistics		328,419	271,444
SemGas		719,789	662,223
SemCAMS		331,749	279,191
SemLogistics		155,794	150,498
SemMexico		89,608	107,225
SemStream		112,787	162,246
Corporate and Other		100,947	93,468
Total		$2,871,296	$2,589,802

		December 31,
		2015	2014
Equity investments:
Crude Transportation		$438,291	$415,674
SemStream		112,787	162,246
Total equity investments		$551,078	$577,920

9.	INVENTORIES
Inventories consist of the following (in thousands):

	December 31,
	2015	2014
Crude oil	$59,121	$26,722
Asphalt and other	11,118	16,810
Total inventories	$70,239	$43,532

During the years ended December 31, 2015 and 2014, our Crude Supply and Logistics segment recorded non-cash charges of $2.6 million and $5.7 million to write-down crude oil inventory to the lower of cost or market.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

10.	OTHER ASSETS
Other current assets consist of the following (in thousands):

	December 31,
	2015	2014
Prepaid expenses	$6,252	$5,989
Deferred tax asset	2,321	5,897
Other	10,814	8,131
Total other current assets	$19,387	$20,017

Other noncurrent assets consist of the following (in thousands):

	December 31,
	2015	2014
Debt issuance costs, net (1)	$23,728	$22,203
Deferred tax asset	34,848	13,933
Other	3,579	8,250
Total other noncurrent assets, net	$62,155	$44,386
(1) See Note 15 for discussion of debt issuance costs.

11.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following (in thousands):

	December 31,
	2015	2014
Land	$89,815	$81,886
Pipelines and related facilities	338,789	283,347
Storage and terminal facilities	283,608	284,300
Natural gas gathering and processing facilities	810,358	606,553
Linefill	26,900	26,050
Trucking equipment and other	43,157	40,392
Office property and equipment	45,818	37,120
Construction-in-progress	248,145	142,806
Property, plant and equipment, gross	1,886,590	1,502,454
Accumulated depreciation	(319,769)	(245,629)
Property, plant and equipment, net	$1,566,821	$1,256,825

We recorded depreciation expense of $90.5 million, $82.5 million and $60.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.
We include within the cost of property, plant and equipment interest costs incurred while an asset is being constructed. We capitalized $1.0 million, $1.5 million and $4.3 million of interest costs during the years ended December 31, 2015, 2014 and 2013, respectively.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

12.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill relates to the following segments (in thousands):

	December 31,
	2015	2014
Crude Transportation	$26,628	$36,116
SemGas	13,052	13,052
SemMexico	8,352	9,158
Total Goodwill	$48,032	$58,326
In addition to the amounts in the table above, approximately $46.4 million of our investment in NGL Energy and $31.0 million of our investment in Glass Mountain represents equity method goodwill. Equity method goodwill is not amortized and is tested for impairment with the equity method investment in accordance with ASC 323.
We assess our goodwill for impairment at least annually as of October 1. No impairments were indicated as of October 1, 2015. However, as a result of the continued decline in oil prices and lower forecast volumes from declining drilling activity, along with lower than expected results during the fourth quarter of 2015, we performed an interim goodwill impairment analysis as of December 31, 2015 which resulted in an impairment charge of $9.5 million related to our crude oil trucking operation which was identified as the reporting unit for purposes of the impairment test.
We used an income approach, supplemented by a market approach to calculate the fair value of the reporting unit. Under the income approach, we utilized a discounted cash flow model to determine the fair value of our crude oil trucking operations. Significant judgments and assumptions included the discount rate, anticipated revenue and volume growth rates, estimated operating expenses and capital expenditures, which were based on our operating and capital budgets as well as our strategic plans. A significant underlying assumption is that crude oil prices will eventually improve and production volumes will begin to increase. If crude oil production does not increase in the future or the production takes longer than anticipated to return, this would negatively affect our key assumptions and potentially lead to additional impairments in the future. We considered the market approach by comparing the revenue and earnings multiples implied by our income approach to those of comparable companies for reasonableness.
Changes in goodwill balances during the period from December 31, 2012 to December 31, 2015 are shown below (in thousands):

Balance, December 31, 2012	$9,884
Barcas acquisition (Note 6)	28,322
MMGS acquisition (Note 6)	23,839
Currency translation adjustments	(24)
Balance, December 31, 2013	62,021
Crude oil trucking asset acquisition (Note 6)	7,892
MMGS purchase price allocation adjustment	(10,787)
Barcas purchase price allocation adjustment	(98)
Currency translation adjustments	(702)
Balance, December 31, 2014	58,326
Impairment loss	(9,488)
Currency translation adjustments	(806)
Balance, December 31, 2015	$48,032
For U.S. federal income tax purposes, goodwill is amortized on a straight-line basis over 15 years.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

12.	GOODWILL AND OTHER INTANGIBLE ASSETS, Continued

Other intangible assets
The gross carrying amount and accumulated amortization of intangible assets are shown below (in thousands):

	December 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount
Customer Relationships	$188,304	$(26,975)	$161,329	$189,583	$(17,963)	$171,620
Trade Names	493	(378)	115	570	(379)	191
Unpatented Technology	2,941	(2,162)	779	3,457	(2,203)	1,254
Total other intangible assets	$191,738	$(29,515)	$162,223	$193,610	$(20,545)	$173,065
Changes in other intangible asset balances during the period from December 31, 2012 to December 31, 2015 are shown below (in thousands):

Balance, December 31, 2012	$7,585
Amortization	(6,018)
Barcas acquisition	6,930
MMGS acquisition	166,332
Currency translation adjustments	9
Balance, December 31, 2013	174,838
Amortization	(15,875)
Crude oil trucking asset acquisition	17,010
MMGS purchase price allocation adjustment	(2,313)
Barcas purchase price allocation adjustment	(50)
Currency translation adjustments	(545)
Balance, December 31, 2014	173,065
Amortization	(10,334)
Currency translation adjustments	(508)
Balance, December 31, 2015	$162,223
Our other intangible assets consist primarily of customer relationships at our Crude Transportation, SemGas and SemMexico segments. These assets may be subject to impairments in the future if we are unable to maintain the relationships with the customers to which the assets relate.
We estimate that future amortization of other intangible assets will be as follows (in thousands):

For year ending:
December 31, 2016	$10,928
December 31, 2017	11,011
December 31, 2018	10,918
December 31, 2019	10,316
December 31, 2020	9,649
Thereafter	109,401
Total estimated amortization expense	$162,223

13.	FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK
Fair value of financial instruments
We record certain financial assets and liabilities at fair value at each balance sheet date. The table below summarizes the balances of commodity derivative assets and liabilities at December 31, 2015 and 2014 (in thousands):

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

13.	FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK, Continued

	December 31, 2015			December 31, 2014
Derivatives subject to netting arrangements:	Level 1	Netting(1)	Total	Level 1	Netting(1)	Total
Commodity derivatives:
Assets	$131	$(131)	$—	$3,311	$(1,637)	$1,674
Liabilities	$470	$(131)	$339	$1,637	$(1,637)	$—

(1)	Relates primarily to exchange traded futures. Gain and loss positions on multiple contracts are settled net on a daily basis with the exchange.
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
There were no financial assets or liabilities classified as Level 2 or Level 3 during the years ended December 31, 2015, 2014 and 2013, as such no rollforward of Level 3 activity has been presented.
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
The following table sets forth the notional quantities for derivative instruments entered into (in thousands of barrels):

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

13.	FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK, Continued

	Year Ended December 31,
	2015	2014	2013
Sales	23,228	6,773	2,595
Purchases	22,946	6,477	2,575
We have not designated any of our commodity derivative instruments as accounting hedges. We have recorded the fair value of our commodity derivative instruments on our consolidated balance sheets in "other current assets" and "other current liabilities" in the following amounts (in thousands):

December 31, 2015		December 31, 2014
Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
$—	$339	$1,674	$—

We have posted margin deposits as collateral with brokers who have the right of set off associated with these funds. Our margin deposit balances were $2.9 million and $0.8 million at December 31, 2015 and 2014, respectively. These margin account balances have not been offset against our net commodity derivative instrument (contract) positions. Had these margin account balances been netted against our net commodity derivative instrument (contract) positions as of December 31, 2015 and 2014, we would have had net asset positions of $2.6 million and $2.5 million, respectively.
Realized and unrealized gains (losses) from our commodity derivatives were recorded to product revenue in the following amounts (in thousands):

	Year Ended December 31,
	2015	2014	2013
Realized and unrealized gain (loss)	$8,146	$19,305	$(1,593)
Warrants
In addition to the commodity derivatives above, we had $58.1 million of derivative liabilities related to common stock warrants at December 31, 2013, which were not subject to netting arrangements. The warrants were issued upon emergence from bankruptcy and were recorded at fair value on the consolidated balance sheets with changes in the fair value recorded to "other expense (income), net" in our consolidated statements of operations and comprehensive income. For the years ended December 31, 2014, and 2013, we recorded expense related to the change in fair value of $13.4 million and $46.4 million, respectively. The warrants expired on November 30, 2014. See Note 17 for additional information.
Concentrations of risk
During the year ended December 31, 2015, two customers primarily of our Crude Supply and Logistics segment accounted for more than 10% of our consolidated revenue with revenues of $457.3 million and $146.2 million. We purchased approximately $232.6 million of product from two third-party suppliers of our Crude Supply and Logistics segment, which represented approximately 24% of our costs of products sold. At December 31, 2015, one customer, primarily of our Crude Supply and Logistics segment, accounted for approximately 39% of our consolidated accounts receivable.
Our SemGas segment has a significant concentration of producers which account for a large portion of our SemGas segment's volumes. During the year ended December 31, 2015, three producers accounted for approximately 92% of our total processed volumes. During the year ended December 31, 2015, three producers accounted for 93% of our total gathered volumes. Additionally, all of the processing and gathering volumes from these customers are produced in the Northern Oklahoma region.
Our SemCAMS processing plants require a minimum rate of sulfur tonnage to operate, and to comply with the regulatory requirements for air emissions.  We have several large producers that provide significant sour gas to our plants.  If these producers shut in their sour gas production due to current commodity prices, it could result in regulatory non-compliance, as well as operating and financial impacts to SemCAMS.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

13.	FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK, Continued

Assets and liabilities of subsidiaries outside the United States
The following table summarizes the assets and liabilities (excluding affiliate balances) at December 31, 2015 of our subsidiaries outside the United States (in thousands):

	Canada	United Kingdom	Mexico	Total
Cash and cash equivalents	$20,729	$8,014	$17,338	$46,081
Other current assets	47,267	3,413	31,616	82,296
Noncurrent assets	273,967	144,367	40,654	458,988
Total assets	$341,963	$155,794	$89,608	$587,365

Current liabilities	$40,541	$5,660	$15,868	$62,069
Noncurrent liabilities	47,971	15,633	1,167	64,771
Total liabilities	88,512	21,293	17,035	126,840
Net assets	$253,451	$134,501	$72,573	$460,525
Employees
At December 31, 2015, we had approximately 1,160 employees, including approximately 555 employees outside the U.S. Approximately 130 of the employees in Canada and Mexico are represented by labor unions and are subject to collective bargaining agreements governing their employment with us. Of that number, approximately 68 employees have collective bargaining agreements that renew annually and 60 have collective bargaining agreements that expired in January 2016 and are currently being renegotiated. We have never had a labor related work stoppage and believe our employee relations are good.

14.	INCOME TAXES
Income tax expense (benefit)
Our consolidated income from continuing operations before income taxes was generated in the following jurisdictions (in thousands):

	Year Ended December 31,
	2015	2014	2013
U.S.	$46,728	$39,231	$40,002
Foreign	29,618	59,340	8,497
Consolidated	$76,346	$98,571	$48,499

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

14.	INCOME TAXES, Continued

The following table summarizes income tax provision (benefit) from continuing operations by jurisdiction (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current income tax provision:
Foreign	$4,301	$10,430	$15,546
U.S. federal	—	(195)	2,067
U.S. state	32	132	1,435
	4,333	10,367	19,048
Deferred income tax provision (benefit):
Foreign	4,747	2,024	(10,222)
U.S. federal	21,865	30,074	(23,756)
U.S. state	2,585	4,048	(2,324)
	29,197	36,146	(36,302)
Provision (benefit) for income taxes	$33,530	$46,513	$(17,254)
The following table reconciles income tax provision at the U.S. federal statutory rate to the consolidated provision (benefit) for income taxes (in thousands):

	Year Ended December 31,
	2015	2014	2013
Income from continuing operations before income taxes	$76,346	$98,571	$48,499
U.S. federal statutory rate	35%	35%	35%
Provision at statutory rate	26,721	34,500	16,975
State income taxes—net of federal benefit	1,701	3,197	(577)
Effect of rates other than statutory	(2,306)	(1,925)	(1,041)
Effect of U.S. taxation on foreign branches	10,366	20,769	2,974
Foreign tax adjustment, prior years	7	(3,669)	4,533
Warrants	—	4,698	24,625
Noncontrolling interest	(4,373)	(7,986)	(6,096)
Foreign tax credit and offset to branch deferreds	(1,740)	6,851	(2,876)
Impact of valuation allowance on deferred tax assets	1,740	(7,331)	(53,218)
Foreign net gain on subsidiary dissolution and debt waivers	—	(13,620)	—
Foreign withholding taxes	6	5,054	—
Other, net	1,408	5,975	(2,553)
Provision (benefit) for income taxes	$33,530	$46,513	$(17,254)
For the years ended December 31, 2015, 2014 and 2013, the foreign subsidiaries are disregarded entities for U.S. federal income tax purposes. The foreign earnings are taxed in foreign jurisdictions as well as in the U.S. Foreign tax credits, subject to limitations, are available to reduce U.S. taxes.
Deferred tax positions
Deferred income taxes reflect the effects of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. Significant components of deferred tax assets and liabilities are as follows at December 31, 2015 and 2014 (in thousands):

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

14.	INCOME TAXES, Continued

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss and other credit carryforwards	$55,100	$38,835
Compensation and benefits	8,178	10,736
Inventories	213	280
Intangible assets	35,152	43,977
Pension plan	4,643	3,733
Allowance for doubtful accounts	1,552	1,860
Deferred revenue	4,619	7,622
Foreign tax credit and offset to branch deferreds	104,026	102,286
Other	41,318	17,786
less: valuation allowance	(104,509)	(102,769)
Net deferred tax assets	150,292	124,346
Deferred tax liabilities:
Intangible assets	(4,638)	(5,770)
Prepaid expenses	(142)	(163)
Property, plant and equipment	(219,247)	(178,505)
Equity investment in partnerships	(85,385)	(78,813)
Other	(4,107)	(2,549)
Total deferred tax liabilities	(313,519)	(265,800)
Net deferred tax liabilities	$(163,227)	$(141,454)
At December 31, 2015, we had a cumulative U.S. federal net operating loss of approximately $127.9 million that can be carried forward to apply against taxable income generated in future years. This carry forward begins to expire in 2031. We had cumulative U.S. state net operating losses of approximately $90.4 million available for carryforward, which begin to expire in 2016. We had a foreign net operating loss of $23.6 million available for indefinite carryforward. We had foreign tax credits of approximately $59.3 million available for carry forward, which begin to expire in 2020.

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

The valuation allowance increased by $1.7 million during 2015. The change related to a net increase of $1.7 million for foreign tax credits and offset to branch deferreds.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

14.	INCOME TAXES, Continued

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

15.	LONG-TERM DEBT
Our long-term debt consisted of the following (in thousands):

	December 31,
	2015	2014
SemGroup 7.50% senior unsecured notes due 2021	$300,000	$300,000
SemGroup corporate revolving credit facility	30,000	35,000
Rose Rock 5.625% senior unsecured notes due 2022	400,000	400,000
Rose Rock 5.625% senior unsecured notes due 2023, net of discount	344,545	—
Rose Rock credit facility	—	32,000
SemMexico credit facility	—	—
Capital leases	83	132
Total long-term debt	1,074,628	767,132
less: current portion of long-term debt	31	40
Noncurrent portion of long-term debt	$1,074,597	$767,092
SemGroup senior unsecured notes due 2021
At December 31, 2015, we had outstanding $300 million of 7.50% senior unsecured notes due 2021 (the “SemGroup Notes”). The SemGroup Notes are guaranteed by certain of our subsidiaries: SemGas, L.P., SemMaterials, L.P., SemGroup Europe Holding, L.L.C., SemOperating G.P., L.L.C., SemMexico, L.L.C., SemDevelopment, L.L.C., Rose Rock Midstream Holdings, LLC and Mid-America Midstream Gas Services, L.L.C. (collectively, the "Guarantors"). The guarantees of the SemGroup Notes are full and unconditional and constitute the joint and several obligations of the Guarantors.
The SemGroup Notes are governed by an indenture, as supplemented, between the Company and its subsidiary Guarantors and Wilmington Trust, N.A., as trustee (the “Indenture”). The Indenture includes customary covenants, including limitations on our ability to incur additional indebtedness or issue certain preferred shares; pay dividends and make certain distributions, investments and other restricted payments; create certain liens; sell assets; enter into transactions with affiliates; enter into sale and lease-back transactions; merge, consolidate, sell or otherwise dispose of all or substantially all of our assets; and designate our subsidiaries as unrestricted under the Indenture.
The Indenture includes customary events of default, including events of default relating to non-payment of principal and other amounts owing from time to time, failure to provide required reports, failure to comply with agreements in the indenture, cross payment-defaults to any material indebtedness, bankruptcy and insolvency events, certain unsatisfied judgments, and invalidation or cessation of the subsidiary guarantee of a significant subsidiary. A default would permit holders to declare the SemGroup Notes and accrued interest due and payable.
The SemGroup Notes are effectively subordinated in right of payment to any of our, and the Guarantors', existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to the obligations of any subsidiary that is not a guarantor of the SemGroup Notes.
The Company may issue additional SemGroup Notes under the Indenture from time to time, subject to the terms of the Indenture.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

15.	LONG-TERM DEBT, Continued

Except as described below, the SemGroup Notes are not redeemable at the Company's option prior to June 15, 2016. From and after June 15, 2016, the Company may redeem the SemGroup Notes, in whole or in part, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest, if redeemed during the twelve-month period beginning on June 15 of each of the years indicated below:

SemGroup 2021 senior unsecured notes
2016	105.625%
2017	103.750%
2018	101.875%
2019 and thereafter	100.000%
Prior to June 15, 2016, the Company may, at its option, on one or more occasions, redeem up to 35% of the sum of the original aggregate principal amount of the SemGroup Notes at a redemption price equal to 107.5% of the aggregate principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds of one or more equity offerings of the Company, subject to certain conditions.
Prior to June 15, 2016, the Company may also redeem all or part of the SemGroup Notes at a price equal to the principal plus a premium equal to the greater of 1% of the principal or the excess of the present value of the June 15, 2016 redemption price from the table above plus all required interest payments due through June 15, 2016, computed using a discount rate based on a published United States Treasury Rate plus 50 basis points, over the principal value of such Note.
In the event of a change of control, the Company is required to offer to repurchase the SemGroup Notes at an amount equal to 101% of the principal plus accrued and unpaid interest.
Interest on the SemGroup Notes is payable in arrears on June 15th and December 15th to holders of record on June 1st and December 1st each year until maturity. For the years ended December 31, 2015, 2014 and 2013, we incurred $23.3 million, $23.3 million and $12.7 million, respectively, of interest expense related to the SemGroup Notes including the amortization of debt issuance costs. At December 31, 2015, we had $4.5 million of unamortized debt issuance costs related to the SemGroup Notes included in other noncurrent assets on our consolidated balance sheet.
At December 31, 2015, we were in compliance with the terms of the SemGroup Notes.
SemGroup corporate credit agreement
Our revolving credit facility has a capacity of $500 million at December 31, 2015. This capacity may be used either for cash borrowings or letters of credit, although the maximum letter of credit capacity is $250 million. The credit agreement allows for the increase of the revolving commitments under the credit agreement by an aggregate amount of $300 million subject to the satisfaction of certain conditions. The agreement matures on December 11, 2018. Earlier principal payments may be required if we enter into certain transactions to sell assets or obtain new borrowings. We have the right to make additional principal payments without incurring any penalties for early repayment.
Interest on revolving credit cash borrowings is charged at either a Eurodollar rate or an alternate base rate ("ABR"), at our election, plus, in each case an applicable margin. The applicable margin will range from 2.0% to 3.25% in the case of a Eurodollar loan, and from 1.0% to 2.25% in the case of an ABR loan, in each case, based on a leverage ratio specified in the agreement.
At December 31, 2015, there were $30.0 million of outstanding borrowings which incurred interest at the ABR. The interest rate in effect at December 31, 2015 on alternate base rate borrowings was 4.50%.
Fees are charged on any outstanding letters of credit at a rate that ranges from 2.0% to 3.25%, depending on a leverage ratio specified in the credit agreement. At December 31, 2015, we had $4.7 million of outstanding letters of credit for which the rate in effect was 2.0%. In addition, a fronting fee of 0.25% is charged on outstanding letters of credit.
A commitment fee that ranges from 0.375% to 0.5%, depending on a leverage ratio defined in the credit agreement, is charged on any unused capacity on the revolving credit facility. In addition, we are charged an annual administrative fee of $0.1 million.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

15.	LONG-TERM DEBT, Continued

At December 31, 2015, we had unamortized capitalized loan fees of $4.2 million net of accumulated amortization, which was recorded in other noncurrent assets and is being amortized over the life of the agreement.
We recorded interest expense related to the revolving credit facility of $3.8 million, $6.3 million and $7.7 million for the years ended December 31, 2015, 2014 and 2013, respectively, including amortization of capitalized loan fees.
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
At December 31, 2015, we were in compliance with the terms of the credit agreement.
Rose Rock senior unsecured notes due 2022 and 2023
At December 31, 2015, Rose Rock had outstanding $400 million of 5.625% senior unsecured notes due 2022 (the “Rose Rock 2022 Notes”) and $350 million of 5.625% senior unsecured notes due 2023 (the "Rose Rock 2023 Notes") (collectively, the "Rose Rock Notes"). Rose Rock and its wholly-owned subsidiary, Rose Rock Finance Corporation ("Finance Corp."), are co-issuers of the Rose Rock Notes.
The Rose Rock 2023 Notes were sold at 98.345% of par, a discount of $5.8 million, on May 14, 2015. The discount is reported as a reduction to the face value of the Rose Rock 2023 Notes on our consolidated balance sheets and is being amortized over the life of the Rose Rock 2023 Notes using the interest method. At December 31, 2015, the unamortized discount was $5.5 million.
The net proceeds from the offering of the Rose Rock 2023 Notes of $337.7 million, after the discount and $6.5 million of underwriters' fees and offering expenses, were used to repay amounts borrowed under Rose Rock's revolving credit facility and for general partnership purposes.
Interest on the Rose Rock 2022 Notes is payable in arrears on January 15th and July 15th to holders of record on January 1st and July 1st each year until maturity. For the years ended December 31, 2015 and 2014, we recorded interest expense of $23.5 million and $11.7 million, respectively, including amortization of debt issuance costs on the Rose Rock 2022 Notes. Interest on the Rose Rock 2023 Notes is payable in arrears on May 15th and November 15th to holders of record on May 1st and November 1st each year until maturity. For the year ended December 31, 2015, we recorded interest expense of $13.2 million, including amortization of debt issuance costs and amortization of discount on the Rose Rock 2023 Notes.
At December 31, 2015, we had $12.2 million of debt issuance costs, net of accumulated amortization, related to the Rose Rock Notes included in other noncurrent assets on our consolidated balance sheet.
The Rose Rock Notes are governed by indentures between Rose Rock, its subsidiary guarantors, Finance Corp. and Wilmington Trust, National Association, as trustee (the “Rose Rock Indenture”). The Rose Rock Indentures include customary covenants, including limitations on Rose Rock's ability to incur additional indebtedness or issue certain preferred shares; pay dividends and make certain distributions, investments and other restricted payments; create certain liens; sell assets; enter into transactions with affiliates; merge, consolidate, sell or otherwise dispose of all or substantially all of its assets; and designate its subsidiaries as unrestricted under the Rose Rock Indentures.
The Rose Rock Indentures include customary events of default. A default would permit the trustee or holders of at least 25% in aggregate principal amounts of the Rose Rock Notes then outstanding to declare all amounts owing under the Rose Rock Notes to be due and payable.
The Rose Rock Notes are effectively subordinated in right of payment to any of Rose Rock's, and the subsidiary guarantors', existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

15.	LONG-TERM DEBT, Continued

Rose Rock may issue additional Rose Rock Notes under the Rose Rock Indentures from time to time, subject to the terms of the Rose Rock Indentures.
Except as described below, the Rose Rock 2022 and 2023 Notes are not redeemable at Rose Rock's option prior to July 15, 2017 and May 15, 2019, respectively. From and after July 15, 2017, in the case of the Rose Rock 2022 Notes, or May 15, 2019, in the case of the Rose Rock 2023 Notes, Rose Rock may redeem the Rose Rock Notes, in whole or in part, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest, if redeemed during the twelve-month period beginning on July 15 for the Rose Rock 2022 Notes or May 15 for the Rose Rock 2023 Notes of each of the years indicated below for the respective Notes:

Rose Rock 2022 senior unsecured notes
2017	104.219%
2018	102.813%
2019	101.406%
2020 and thereafter	100.000%

Rose Rock 2023 senior unsecured notes
2019	102.813%
2020	101.406%
2021 and thereafter	100.000%

Prior to July 15, 2017, in the case of the Rose Rock 2022 Notes, or May 15, 2018, in the case of the Rose Rock 2023 Notes, Rose Rock may, at its option, on one or more occasions, redeem up to 35% of the sum of the original aggregate principal amount of the Rose Rock Notes at a redemption price equal to 105.625% of the aggregate principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds of one or more equity offerings of Rose Rock, or the parent of Rose Rock to the extent such net proceeds are contributed to Rose Rock, subject to certain conditions.
Prior to July 15, 2017, in the case of the 2022 Notes, or May 15, 2019, in the case of the 2023 Notes, Rose Rock may also redeem all or part of the Rose Rock Notes at a price equal to the principal plus a premium equal to the greater of 1% of the principal or the excess of the present value of the redemption price from the table above plus all required interest payments due through July 15, 2017, with respect to the Rose Rock 2022 Notes, or May 15, 2019, with respect to the Rose Rock 2023 Notes, computed using a discount rate based on a published United States Treasury Rate plus 50 basis points, over the principal value of such Rose Rock Note.
In the event of a change of control, Rose Rock is required to offer to repurchase the Rose Rock Notes at an amount equal to 101% of the principal plus accrued and unpaid interest.
At December 31, 2015, we were in compliance with the terms of the Rose Rock Indentures.
Rose Rock credit facility
Our Rose Rock senior secured revolving credit facility agreement provides for a revolving credit facility of $585 million and includes a $150 million sub-limit for letters of credit. The facility can be increased by not more than $200 million, subject to certain conditions. The credit agreement expires on September 20, 2018.
At Rose Rock’s option, amounts borrowed under the credit agreement will bear interest at either the Eurodollar rate or an ABR, plus, in each case, an applicable margin. The applicable margin will range from 1.75% to 3.00% in the case of a Eurodollar rate loan, and from 0.75% to 2.00% in the case of an ABR loan, in each case, based on a leverage ratio specified in the credit agreement. At December 31, 2015, we had no outstanding cash borrowings on this credit facility.
Fees are charged on any outstanding letters of credit at a rate that ranges from 1.75% to 3.00%, depending on a leverage ratio specified in the credit agreement. At December 31, 2015, there were $35.3 million in outstanding letters of credit, and the rate in effect was 2.50%. In addition, a fronting fee of 0.25% is charged on outstanding letters of credit.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

15.	LONG-TERM DEBT, Continued

A commitment fee that ranges from 0.375% to 0.50%, depending on a leverage ratio specified in the credit agreement, is charged on any unused capacity of the revolving credit facility. In addition, we are charged an annual administrative fee of $0.1 million. The credit facility also allows for the use of secured bilateral letters of credit, which are issued external to the credit facility and do not reduce revolver availability. At December 31, 2015, we had $42.9 million of secured bilateral letters of credit outstanding and the interest rate in effect was 1.75%.
At December 31, 2015, we had $2.8 million in capitalized loan fees, net of accumulated amortization, which is recorded in other noncurrent assets and is being amortized over the life of the agreement.
We recorded interest expense related to this facility of $6.9 million, $9.0 million and $8.7 million for the years ended December 31, 2015, 2014 and 2013, respectively, including amortization of debt issuance costs and interest on bilateral letters of credit.
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
At December 31, 2015, we were in compliance with the terms of the credit agreement.
SemMexico facilities
During the year ended December 31, 2015, SemMexico's credit facilities expired and, on May 22, 2015, SemMexico entered into a $100 million Mexican pesos (U.S. $5.8 million at the December 31, 2015 exchange rate) revolving credit facility, which matures in May 2018. There were no outstanding borrowings on the facility at December 31, 2015. Borrowings are unsecured and bear interest at the bank prime rate in Mexico plus 1.50%.
At December 31, 2015, SemMexico had outstanding letters of credit of $292.8 million Mexican pesos (U.S. $16.9 million). Fees charged on outstanding letters of credit were 0.25%.
SemMexico recorded interest expense of $0.1 million, $0.2 million and $0.2 million during the years ended December 31, 2015, 2014 and 2013, respectively.
At December 31, 2015, we were in compliance with the terms of this facility.
Scheduled principal payments
The following table summarizes the scheduled principal payments as of December 31, 2015 (in thousands). As described above, our debt agreements require accelerated principal payments under certain circumstances. As a result, principal payments may occur earlier than shown in the table below.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

15.	LONG-TERM DEBT, Continued

	SemGroup Notes	Rose Rock 2022 Notes	Rose Rock 2023 Notes	SemGroup Facility	Rose Rock Facility	SemMexico Facility	Capital Leases	Total
For the year ended:
December 31, 2016	$—	$—	$—	$—	$—	$—	$31	$31
December 31, 2017	—	—	—	—	—	—	26	26
December 31, 2018	—	—	—	30,000	—	—	26	30,026
December 31, 2019	—	—	—	—	—	—	—	—
December 31, 2020	—	—	—	—	—	—	—	—
Thereafter	300,000	400,000	350,000	—	—	—	—	1,050,000
Total	$300,000	$400,000	$350,000	$30,000	$—	$—	$83	$1,080,083
Fair value
We estimate the fair value of the SemGroup Notes to be $279 million and the fair value of the Rose Rock 2022 Notes and 2023 Notes to be $337 million and $300 million, respectively at December 31, 2015, based on transacted market prices for identical liabilities near the measurement date, which is categorized as a Level 2 measurement. We estimate that the fair value of our other long-term debt was not materially different than the recorded values at December 31, 2015. It is our belief that neither the market interest rates nor our credit profile have changed significantly enough to have had a material impact on the fair value of our other debt outstanding at December 31, 2015. This estimate is categorized as a Level 2 measurement.

16.	COMMITMENTS AND CONTINGENCIES
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

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

16.	COMMITMENTS AND CONTINGENCIES, Continued

Dimmit County, TX claims
An employee of Rose Rock Midstream Field Services, LLC was involved in a tractor trailer accident on January 15, 2015 in Dimmit County, Texas.  A second accident followed resulting in six fatalities and multiple injuries.  Multiple lawsuits involving claims of wrongful death and personal injury were filed in Zavala County and Dimmit County, Texas.  These lawsuits have been consolidated and the trial will be held in the District Court, 293rd Judicial District, Zavala County, Texas.  The trial for cause number 15-01-13356-ZCV, Maribel Rodriguez and the Estate of David Rodriguez, et al., vs. Rose Rock Midstream Field Services, LLC, SemGroup Corporation, Rose Rock Midstream, L.P. and SemManagement LLC, et al., was set to begin on February 9, 2016, and has been postponed to April 12, 2016.  We will continue to defend our position and believe that any liability that may arise from this incident will be covered by our insurance; however, we cannot predict the outcome.
Environmental
We may, from time to time, experience leaks of petroleum products from our facilities and, as a result of which, we may incur remediation obligations or property damage claims. In addition, we are subject to numerous environmental regulations. Failure to comply with these regulations could result in the assessment of fines or penalties by regulatory authorities.
The Kansas Department of Health and Environment ("the KDHE") initiated discussions during our bankruptcy proceeding regarding six of our sites in Kansas (five owned by Crude Transportation and one owned by SemGas) that KDHE believes, based on their historical use, may have soil or groundwater contamination in excess of state standards. KDHE sought our agreement to undertake assessments of these sites to determine whether they are contaminated. We reached an agreement with KDHE on this matter and entered into a Consent Agreement and Final Order with KDHE to conduct environmental assessments on the sites and to pay KDHE’s costs associated with their oversight of this matter. We have conducted Phase II investigations at all sites. Four of the sites have limited amounts of soil contamination that will be excavated and/or remediated on site. Four of the sites appeared to have ground water contamination requiring further delineation and/or ongoing monitoring. Work plans have been submitted to, and approved by, the KDHE. One site has been closed. Groundwater beneath two sites is being monitored until contaminants achieve regulatory threshold for closure and will not require active remediation.  Two sites are in the process of completing assessment and characterization and will be remediated if necessary. We do not anticipate any penalties or fines for these historical sites.
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
Asset retirement obligations
We will be required to incur significant removal and restoration costs when we retire our natural gas gathering and processing facilities in Canada. We have recorded a liability associated with these obligations, which is reported within other noncurrent liabilities on the consolidated balance sheets. The following table summarizes the changes in this liability from December 31, 2012 through December 31, 2015 (in thousands):

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

16.	COMMITMENTS AND CONTINGENCIES, Continued

Balance, December 31, 2012	$40,105
Accretion	4,752
Payments made	(808)
Currency translation adjustments	(2,864)
Balance, December 31, 2013	41,185
Accretion	4,807
Payments made	(514)
Currency translation adjustments	(3,524)
Balance, December 31, 2014	41,954
Accretion	4,748
Payments made	(511)
Revaluation	(26,000)
Currency translation adjustments	(4,245)
Balance, December 31, 2015	$15,946
The December 31, 2015 liability was calculated using the $117.8 million cost we estimate we would incur to retire these facilities, discounted based on our risk-adjusted cost of borrowing and the estimated timing of remediation.
The calculation of the liability for an asset retirement obligation requires the use of significant estimates, including those related to the length of time before the assets will be retired, cost inflation over the assumed life of the assets, actual remediation activities to be required, and the rate at which such obligations should be discounted. Future changes in these estimates could result in material changes in the value of the recorded liability. In addition, future changes in laws or regulations could require us to record additional asset retirement obligations. During the year ended December 31, 2015, we completed a reevaluation of our asset retirement obligations and recorded reductions to the liability and offsetting asset of $26.0 million. The reduction was largely due to a change in the estimated timing of the retirement of the facilities. The $117.8 million estimated cost represents only our proportionate share of the obligations associated with these facilities. An additional $20.0 million of estimated costs are attributable to third-party owners’ proportionate share of the obligations. If an owner fails to perform on its obligations, the other owners (including SemGroup) could be obligated to bear that party’s share of the remediation costs.
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
Operating leases
We have entered into operating lease agreements for office space, office equipment, land and vehicles. Future minimum payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year at December 31, 2015 are as follows (in thousands):

For year ending:
December 31, 2016	$9,218
December 31, 2017	7,001
December 31, 2018	3,055
December 31, 2019	1,941
December 31, 2020	157
Thereafter	6,814
Total future minimum lease payments	$28,186
We recorded lease and rental expenses of $15.5 million, $16.2 million and $11.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

16.	COMMITMENTS AND CONTINGENCIES, Continued

Purchase and sale commitments
We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We account for these commitments as normal purchases and sales, and therefore we do not record assets or liabilities related to these agreements until the product is purchased or sold. At December 31, 2015, such commitments included the following (in thousands):

	Volume (barrels)	Value
Fixed price purchases	1,976	$71,709
Fixed price sales	2,907	$116,329
Floating price purchases	17,361	$652,122
Floating price sales	19,691	$709,991
Certain of the commitments shown in the table above relate to agreements to purchase product from a counterparty and to sell a similar amount of product (in a different location) to the same counterparty. Many of the commitments shown in the table above are cancellable by either party, as long as notice is given within the time frame specified in the agreement (generally 30 to 120 days).
Our SemGas segment has a take or pay contractual obligation related to the fractionation of natural gas liquids. This obligation continues through June 2023. At December 31, 2015, approximately $110.7 thousand was due under the contract. The approximate amount of future obligation is as follows (in thousands):

For year ending:
December 31, 2016	$11,804
December 31, 2017	11,938
December 31, 2018	10,060
December 31, 2019	9,121
December 31, 2020	8,451
Thereafter	15,941
Total expected future payments	$67,315
SemGas also enters into contracts under which we are responsible for marketing the majority of the gas and natural gas liquids produced by the counterparties to the agreements. The majority of SemGas’ revenues were generated from such contracts.
Rose Rock has a throughput commitment with our equity method investee, White Cliffs, for approximately 5,000 barrels per day of space on White Cliffs' pipeline which became effective in October 2015 and has a term of five years. Annual payments to White Cliffs under the agreement are expected to be $9.4 million.
Rose Rock has a throughput commitment for 5,000 barrels per day on the Dakota Access Pipeline which becomes effective upon the full service date of the pipeline which is expected in the fourth quarter of 2016. The commitment has a seven year term. Annual payments are expected to be $11.9 million.
Capital expenditures
We expect to spend $325 million for construction of the Maurepas Pipeline in 2016. See Note 5 for commitments related to the White Cliffs expansion project.

17.	EQUITY
Common stock
The par value of common stock reflected on the consolidated balance sheet at December 31, 2015 is summarized below:

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

17.	EQUITY, Continued

	Class A	Class B
Shares accounted for at December 31, 2012	41,971,050	28,235
Issuance of shares under employee and director compensation programs(1)	107,988	—
Shares issued upon exercise of warrants	425,618	—
Shares accounted for at December 31, 2013	42,504,656	28,235
Conversion of Class B shares	28,235	(28,235)
Issuance of shares under employee and director compensation programs(1)	169,933	—
Shares issued under employee stock purchase plan	6,999	—
Shares issued upon exercise of warrants	904,231	—
Shares accounted for at December 31, 2014	43,614,054	—
Issuance of shares under employee and director compensation programs(1)	184,803	—
Shares issued under employee stock purchase plan	24,882	—
Shares accounted for at December 31, 2015(2)	43,823,739	—
(1) Of these vested shares, recipients sold back to the Company 62,291, 11,120 and 8,591 shares during the years ended December 31, 2015, 2014 and 2013, respectively, to satisfy tax withholding obligations. These repurchased shares are being recognized at cost as treasury stock on the consolidated balance sheet.
(2) In addition to the shares in the table above, there are shares of unvested restricted stock outstanding at December 31, 2015. The par value of these shares has not yet been reflected in common stock on the consolidated balance sheet, as these shares have not yet vested. There are also shares of restricted stock that were returned to treasury upon forfeiture. The par value of these shares is not reflected in the consolidated balance sheet, as no accounting recognition is given to forfeited shares. Certain unvested restricted stock is considered legally issued and outstanding and is included in the number of shares presented on the consolidated balance sheets.
The common stock includes Class A and Class B stock. Class A stock is eligible to be listed on an exchange, whereas Class B stock is not. Any share of Class B stock may be converted to Class A at the election of the holder. Both classes of stock have full voting rights. Both classes of stock have a par value of $0.01 per share. All Class B stock has been converted to Class A stock. The total number of shares authorized for issuance is 90,000,000 shares of Class A stock and 10,000,000 shares of Class B stock.
Warrants
Prior to November 30, 2014, we had outstanding common stock warrants which entitled the holder to purchase one share of common stock for $25. Upon exercise, a holder could elect a cashless exercise, whereby the number of shares to be issued to the holder was reduced, in lieu of a cash payment. Changes in the fair value of warrants were recorded in "other expense (income)" in the consolidated statements of operations and comprehensive income. The warrants expired on November 30, 2014.
Dividends
We began paying a quarterly cash dividend in the second quarter of 2013. The following table sets forth the quarterly dividends per share declared and paid to shareholders for the periods indicated:

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

17.	EQUITY, Continued

Quarter Ending	Dividend Per Share	Date Declared	Date of Record	Date Paid
June 30, 2013	$0.19	May 8, 2013	May 20, 2013	May 30, 2013
September 30, 2013	$0.20	August 8, 2013	August 19, 2013	August 30, 2013
December 31, 2013	$0.21	November 11, 2013	November 22, 2013	December 3, 2013

March 31, 2014	$0.22	February 25, 2014	March 10, 2014	March 20, 2014
June 30, 2014	$0.24	May 8, 2014	May 19, 2014	May 29, 2014
September 30, 2014	$0.27	August 6, 2014	August 18, 2014	August 28, 2014
December 31, 2014	$0.30	November 6, 2014	November 17, 2014	November 28, 2014

March 31, 2015	$0.34	February 26, 2015	March 9, 2015	March 20, 2015
June 30, 2015	$0.38	May 6, 2015	May 18, 2015	May 29, 2015
September 30, 2015	$0.42	August 4, 2015	August 17, 2015	August 25, 2015
December 31, 2015	$0.45	November 3, 2015	November 16, 2015	November 24, 2015

March 31, 2016	$0.45	February 24, 2016	March 7, 2016	March 17, 2016

18.	EARNINGS PER SHARE
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
The following summarizes the calculation of basic earnings per share for the years ended December 31, 2015, 2014 and 2013 (in thousands, except per share amounts):

	Year Ended December 31, 2015
	Continuing Operations	Discontinued Operations	Net
Income	$42,816	$(4)	$42,812
less: Income attributable to noncontrolling interest	12,492	—	12,492
Income attributable to SemGroup	$30,324	$(4)	$30,320
Weighted average common stock outstanding	43,787	43,787	43,787
Basic earnings per share	$0.69	$0.00	$0.69

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

18.	EARNINGS PER SHARE, Continued

	Year Ended December 31, 2014
	Continuing Operations	Discontinued Operations	Net
Income	$52,058	$(1)	$52,057
less: Income attributable to noncontrolling interest	22,817	—	22,817
Income attributable to SemGroup	$29,241	$(1)	$29,240
Weighted average common stock outstanding	42,665	42,665	42,665
Basic earnings per share	$0.69	$0.00	$0.69

	Year Ended December 31, 2013
	Continuing Operations	Discontinued Operations	Net
Income	$65,753	$59	$65,812
less: Income attributable to noncontrolling interest	17,710	—	17,710
Income attributable to SemGroup	$48,043	$59	$48,102
Weighted average common stock outstanding	42,339	42,339	42,339
Basic earnings per share	$1.13	$0.00	$1.14

The following summarizes the calculation of diluted earnings per share for the years ended December 31, 2015, 2014 and 2013 (in thousands, except per share amounts):

	Year Ended December 31, 2015
	Continuing Operations	Discontinued Operations	Net
Income	$42,816	$(4)	$42,812
less: Income attributable to noncontrolling interest	12,492	—	12,492
Income attributable to SemGroup	$30,324	$(4)	$30,320
Weighted average common stock outstanding	43,787	43,787	43,787
Effect of dilutive securities	183	183	183
Diluted weighted average common stock outstanding	43,970	43,970	43,970
Diluted earnings per share	$0.69	$0.00	$0.69

	Year Ended December 31, 2014
	Continuing Operations	Discontinued Operations	Net
Income	$52,058	$(1)	$52,057
less: Income attributable to noncontrolling interest	22,817	—	22,817
Income attributable to SemGroup	$29,241	$(1)	$29,240
Weighted average common stock outstanding	42,665	42,665	42,665
Effect of dilutive securities	302	302	302
Diluted weighted average common stock outstanding	42,967	42,967	42,967
Diluted earnings per share	$0.68	$0.00	$0.68

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

18.	EARNINGS PER SHARE, Continued

	Year Ended December 31, 2013
	Continuing Operations	Discontinued Operations	Net
Income	$65,753	$59	$65,812
less: Income attributable to noncontrolling interest	17,710	—	17,710
Income attributable to SemGroup	$48,043	$59	$48,102
Weighted average common stock outstanding	42,339	42,339	42,339
Effect of dilutive securities	307	307	307
Diluted weighted average common stock outstanding	42,646	42,646	42,646
Diluted earnings per share	$1.13	$0.00	$1.13

All outstanding warrants expired on November 30, 2014 and therefore have no dilutive effect for the years ended December 31, 2015 and 2014. For the year ended December 31, 2013, we recorded a loss on the change in the fair value of the warrants; because of this, the warrants did not cause any dilution for that period.

19.    EQUITY-BASED COMPENSATION
SemGroup Corporation equity awards
We have reserved a total of 2,781,635 shares of common stock for issuance pursuant to employee and director compensation programs. These awards give the recipients the right to receive shares of common stock, once specified service, performance or market related vesting conditions are met. The awards typically have one year vesting period for non-management directors and three years for employees. The awards may be subject to accelerated vesting in the event of involuntary terminations. We record expense for these awards (and corresponding increases to additional paid-in capital) based on the grant date fair value of the awards over the vesting period. We use authorized but unissued shares to satisfy our equity-based payment obligations. Although these awards are to be settled in shares, we may elect to give participants the option of surrendering a portion of the awards, to meet statutory minimum tax withholding requirements. The activity related to these awards during the period from December 31, 2012 to December 31, 2015 is summarized below:

	Unvested Shares	Average Grant Date Fair Value	Aggregate Fair Value of Shares (in thousands)
Outstanding at December 31, 2012	450,552	$26.87
Awards granted - 2013	201,451	$52.78
Awards vested - 2013	(107,988)	$25.71	$2,776
Awards forfeited - 2013	(13,412)	$32.36
Outstanding at December 31, 2013	530,603	$36.80
Awards granted - 2014	207,786	$77.14
Awards vested - 2014	(169,340)	$33.07	$5,600
Awards forfeited - 2014	(119,130)	$42.16
Outstanding at December 31, 2014	449,919	$70.69
Awards granted - 2015	151,789	$77.93
Awards vested - 2015	(181,906)	$35.18	$6,399
Awards forfeited - 2015	(8,494)	$42.05
Outstanding at December 31, 2015	411,308	$75.25
Of the awards vested during the years ended December 31, 2015, 2014 and 2013, 62,291, 11,120 and 8,591 shares were withheld to satisfy minimum tax requirements, respectively.
For certain of the awards granted in 2015, 2014 and 2013, the number of shares that will vest is contingent upon our achievement of certain specified targets. Awards with performance conditions are valued based on the grant date closing

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

19.	EQUITY-BASED COMPENSATION, Continued

price on the New York Stock Exchange based on the number of awards expected to vest. Awards with market conditions are valued using Monte Carlo simulations. The following table sets forth the assumptions used in the valuations of these awards granted in 2015, 2014 and 2013:

	2015	2014	2013
Volatility	26.8%	29.3%	28.9%
Risk-free interest rate	1.06%	0.66%	0.35%
Volatility assumptions related to 2015 and 2014 awards containing a market condition were based on historical volatility using a simple average calculation of volatility over a period equal to the vesting period of the awards.  We do not expect future volatility over the term of the awards to be significantly different from historical volatility.  Volatility assumptions related to 2013 awards containing a market condition were comprised of 50% historical volatility and 50% implied volatility.  We intend to use only historical volatility going forward.  The change in assumption basis from 2014 to 2013 did not have a significant impact.
If we meet the specified maximum targets, approximately 72 thousand, 51 thousand and 47 thousand additional shares could vest related to the 2015, 2014 and 2013 awards, respectively.
The holders of certain restricted stock awards are entitled to equivalent dividends (“UDs”) to be received upon vesting of the restricted stock awards. The UDs are subject to the same forfeiture and acceleration conditions as the associated restricted stock awards. For awards granted prior to 2013, the dividends were settled in common shares based on the market price of our Class A shares as of the close of business on the vesting date. For the year ended December 31, 2015, 1,793 shares were issued upon the vesting of these restricted stock awards. For the year ended December 31, 2014, 593 shares were issued upon the vesting of these restricted stock awards. No shares were issued upon vesting of restricted stock awards for the year ended December 31, 2013. As of December 31, 2015, all awards granted prior to 2013 have vested. UDs related to restricted stock awards granted after 2013 will be settled in cash upon vesting. At December 31, 2015, the value of UDs to be settled in cash related to unvested restricted stock awards was approximately $595 thousand.
Compensation costs expensed for the years ended December 31, 2015, 2014 and 2013 were $9.1 million, $7.3 million and $6.5 million, respectively. As of December 31, 2015, there was $13.0 million of total unrecognized compensation cost related to our non-vested awards, which is expected to be recognized over a weighted-average period of 17 months.
Director Retainer
During the year ended December 31, 2015 we issued 1,104 shares of common stock to a director in lieu of an annual cash retainer.
Employee stock purchase plan
Our employee stock purchase plan ("ESPP") allows eligible employees to contribute up to 10% of their base earnings toward the semi-annual purchase of our common stock, subject to an annual maximum dollar amount. The purchase price is 85% of the closing price on the last business day of the offering period. We have reserved a total of 1,000,000 shares of common stock for issuance under the ESPP. During the years ended December 31, 2015 and 2014, we issued 24,882 and 6,999 shares under our ESPP, respectively.
Rose Rock Midstream L.P. equity-based compensation
Certain of our employees who support Rose Rock participate in Rose Rock's equity-based compensation program. Awards under this program generally represent awards of restricted common units representing limited partner interests of Rose Rock. Generally, the awards vest three years after the date of grant for employees and one year after the date of grant for non-management directors, contingent upon the continued service of the recipients and may be subject to accelerated vesting in the event of involuntary terminations. Awards are valued based on the grant date closing price listed on the New York Stock Exchange. Compensation expense is recognized over the vesting period and is discounted for estimated forfeitures. Vesting of these awards dilutes our ownership interest. The activity related to these awards is summarized below:

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

19.	EQUITY-BASED COMPENSATION, Continued

	Unvested Units	Average Grant Date Fair Value	Aggregate Fair Value of Units (in thousands)
Outstanding at December 31, 2012	43,960	$21.91
Awards granted - 2013	49,104	$34.41
Awards vested - 2013	(9,333)	$27.25	$254
Awards forfeited - 2013	(783)	$34.40
Outstanding at December 31, 2013	82,948	$28.59
Awards granted - 2014	46,536	$41.35
Awards vested - 2014	(5,712)	$35.87	$205
Awards forfeited - 2014	(21,432)	$29.82
Outstanding at December 31, 2014	102,340	$33.79
Awards granted - 2015	36,527	$39.03
Awards vested - 2015	(38,366)	$27.54	$1,057
Awards forfeited - 2015	(310)	$42.80
Outstanding at December 31, 2015	100,191	$38.70
Of the awards vested during the year ended December 31, 2015, 12,892 units were withheld to satisfy minimum tax requirements. No units were withheld to satisfy minimum tax requirements for the years ended December 31, 2014 and 2013.
Compensation cost expensed for the years ended December 31, 2015, 2014 and 2013 was $1.4 million, $0.9 million and $0.8 million, respectively, and represents an increase in noncontrolling interests in consolidated subsidiaries.  As of December 31, 2015, there was $1.9 million of total unrecognized compensation cost related to the non-vested awards, which is expected to be recognized over a weighted-average period of 14 months.
The holders of certain of these restricted unit awards are entitled to equivalent distributions (“UUDs”) to be received upon vesting of the restricted unit awards. For awards granted prior to 2013, the UUDs were settled in common units based on the market price of our limited partner common units as of the close of business on the vesting date. For the year ended December 31, 2015, 3,335 UUDs were issued upon the vesting of these restricted units. No UUD units were issued upon vesting of restricted units for the year ended December 31, 2014. For the year ended December 31, 2013, 406 UUDs were issued upon the vesting of these restricted units. As of December 31, 2015, all awards granted prior to 2013 have vested. UUDs related to the restricted unit awards granted subsequent to 2013 will be settled in cash upon vesting. At December 31, 2015, the value of these cash settled UUDs related to unvested restricted units was approximately $381 thousand.

20.	EMPLOYEE BENEFIT PLANS
Defined contribution plans
We sponsor defined contribution retirement plans in which the majority of employees are eligible to participate. Our contributions to the defined contribution plans were $2.4 million, $1.9 million, and $1.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Pension plans
We sponsor a defined benefit pension plan and a supplemental defined benefit pension plan (collectively, the “Pension Plans”) for certain employees of the SemCAMS segment hired before June 30, 2001. These plans are closed to new participants and do not accrue any additional benefits.
We recognize the funded status of the Pension Plans, measured as the difference between the fair value of the plan assets and the projected benefit obligation, in the Consolidated Balance Sheets. The table below summarizes the balances of

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

20.	EMPLOYEE BENEFIT PLANS, Continued

the projected benefit obligation and fair value of the plan assets at December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Projected benefit obligation	$23,865	$29,266
Fair value of plan assets	22,204	26,368
Funded status:	$(1,661)	$(2,898)
All of the plan's assets are invested in pooled funds that hold highly-liquid securities and are classified as Level 2 within the fair value hierarchy. We recorded other noncurrent liabilities of $1.7 million and $2.9 million at December 31, 2015 and 2014, respectively, to reflect the funded status of the Pension Plans.
We record changes in the funded status of the Pension Plans to other comprehensive income (loss), net of income taxes. These amounts were a gain of $0.7 million, a loss of $3.7 million and a gain of $4.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Retiree medical plan
We sponsor an unfunded, post-employment health benefit plan (the “Health Plan”) for certain employees of the SemCAMS segment. The projected benefit obligation related to the Health Plan was $1.4 million at December 31, 2015 and $1.7 million at December 31, 2014, and is reported within other noncurrent liabilities on the consolidated balance sheets.

21.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents changes in the components of accumulated other comprehensive income (loss) (in thousands):

	Currency Translation	Employee Benefit Plans	Total
Balance, December 31, 2012	$1,855	$(3,154)	$(1,299)
Currency translation adjustment, net of income tax benefit of $3,993	(6,363)	—	(6,363)
Changes related to benefit plans, net of income tax expense of $1,603	—	4,808	4,808
Balance, December 31, 2013	(4,508)	1,654	(2,854)
Currency translation adjustment, net of income tax benefit of $11,102	(20,551)	—	(20,551)
Changes related to benefit plans, net of income tax benefit of $1,245	—	(3,736)	(3,736)
Balance, December 31, 2014	(25,059)	(2,082)	(27,141)
Currency translation adjustment, net of income tax benefit of $19,593	(32,142)	—	(32,142)
Changes related to benefit plans, net of income tax expense of $240	—	721	721
Balance, December 31, 2015	$(57,201)	$(1,361)	$(58,562)

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

22.    SUPPLEMENTAL CASH FLOW INFORMATION
Operating assets and liabilities
The following table summarizes the changes in the components of operating assets and liabilities, net of the effects of acquisitions (in thousands):

	Year Ended December 31,
	2015	2014	2013
Decrease (increase) in restricted cash	$6,764	$(2,045)	$29,467
Decrease (increase) in accounts receivable	9,051	(32,602)	11,172
Decrease (increase) in receivable from affiliates	10,905	50,454	(61,095)
Decrease (increase) in inventories	(31,043)	(6,243)	(11,352)
Decrease (increase) in derivatives and margin deposits	(2,109)	28	1,012
Decrease (increase) in other current assets	(413)	(614)	9,361
Decrease (increase) in other assets	4,015	2	137
Increase (decrease) in accounts payable and accrued liabilities	2,513	11,461	31,030
Increase (decrease) in payable to affiliates	(8,427)	(48,819)	62,279
Increase (decrease) in payables to pre-petition creditors	(3,837)	(54)	(29,609)
Increase (decrease) in other noncurrent liabilities	(2,625)	5,067	(2,541)
	$(15,206)	$(23,365)	$39,861
Non-cash transactions
During the years ended December 31, 2015, 2014 and 2013, we recorded reductions of $51.5 million, $85.2 million and $180.2 million, respectively, to noncontrolling interests in consolidated subsidiaries and offsetting increases to additional paid-in capital of $30.7 million, $53.2 million and $112.9 million, respectively, (net of tax impacts of $20.8 million, $31.9 million and $67.3 million, respectively). These non-cash entries represent the portion of proceeds in excess of historical cost which were attributed to Rose Rock's third-party unitholders related to Rose Rock's common control acquisitions from SemGroup (Note 4).
During the years ended December 31, 2014 and 2013, we issued 904,231 and 425,618 shares of Class A common stock, respectively, related to the exercise of warrants. These issuances resulted in the non-cash reclassifications for the years ended December 31, 2014 and 2013 of $73.0 million and $21.4 million, respectively, from other noncurrent liabilities to common stock and additional paid-in capital. Cash proceeds of $1.5 million and $0.2 million were received in connection with the warrant exercises for the years ended December 31, 2014 and 2013, respectively. Outstanding warrants expired in 2014.
See Note 16 for discussion of non-cash change to ARO liability for the year ended December 31, 2015.
Other supplemental disclosures
We paid cash for interest totaling $64.9 million, $36.7 million and $23.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.
We paid cash for income taxes (net of refunds received) in the amount of $7.3 million, $23.5 million and $13.9 million during the years ended December 31, 2015, 2014 and 2013, respectively.
We accrued $11.8 million, $7.0 million and $10.1 million at December 31, 2015, 2014 and 2013, respectively, for purchases of property, plant and equipment.
We sold common units of NGL Energy for proceeds of $88.8 million during the year ended December 31, 2014 (Note 5), of which only $79.7 million of proceeds from the sales had been received at December 31, 2014. We recorded an accrual for the proceeds that had not been received at December 31, 2014.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

23.    QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized information on our consolidated results of operations for the quarters during the year ended December 31, 2015 is shown below (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$298,310	$377,226	$397,065	$382,493	$1,455,094
Loss (gain) on disposal or impairment, net	1,058	1,372	(951)	9,993	11,472
Other operating costs and expenses	301,206	352,549	376,973	371,512	1,402,240
Total expenses	302,264	353,921	376,022	381,505	1,413,712
Earnings from equity method investments	20,559	23,903	16,237	20,687	81,386
Gain on issuance of common units by equity method investee	—	5,897	136	352	6,385
Operating income	16,605	53,105	37,416	22,027	129,153
Other expenses, net	6,087	9,809	17,829	19,082	52,807
Income from continuing operations before income taxes	10,518	43,296	19,587	2,945	76,346
Income tax expense	4,742	14,861	10,006	3,921	33,530
Income from continuing operations	5,776	28,435	9,581	(976)	42,816
Loss from discontinued operations, net of income taxes	—	(2)	(1)	(1)	(4)
Net income	5,776	28,433	9,580	(977)	42,812
Less: net income (loss) attributable to noncontrolling interests	4,310	5,136	4,707	(1,661)	12,492
Net income attributable to SemGroup	$1,466	$23,297	$4,873	$684	$30,320
Earnings per share—basic	$0.03	$0.53	$0.11	$0.02	$0.69
Earnings per share—diluted	$0.03	$0.53	$0.11	$0.02	$0.69

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

23.	QUARTERLY FINANCIAL DATA (UNAUDITED), Continued

Summarized information on our consolidated results of operations for the quarters during the year ended December 31, 2014 is shown below (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$498,883	$482,224	$594,235	$547,237	$2,122,579
Loss (gain) on disposal or impairment, net	(58)	19,315	1,376	11,959	32,592
Other operating costs and expenses	478,264	471,863	575,936	530,150	2,056,213
Total expenses	478,206	491,178	577,312	542,109	2,088,805
Earnings from equity method investments	14,962	19,187	14,223	15,827	64,199
Gain on issuance of common units by equity method investee	8,127	—	18,772	2,121	29,020
Operating income	43,766	10,233	49,918	23,076	126,993
Other expenses (income), net	7,497	29,489	(6,368)	(2,196)	28,422
Income (loss) from continuing operations before income taxes	36,269	(19,256)	56,286	25,272	98,571
Income tax expense (benefit)	16,526	(6,672)	24,090	12,569	46,513
Income (loss) from continuing operations	19,743	(12,584)	32,196	12,703	52,058
Income (loss) from discontinued operations, net of income taxes	(5)	—	—	4	(1)
Net income (loss)	19,738	(12,584)	32,196	12,707	52,057
Less: net income attributable to noncontrolling interests	6,150	5,025	6,934	4,633	22,817
Net income (loss) attributable to SemGroup	$13,588	$(17,609)	$25,262	$8,074	$29,240
Earnings (loss) per share—basic	$0.32	$(0.41)	$0.59	$0.19	$0.69
Earnings (loss) per share—diluted	$0.29	$(0.41)	$0.59	$0.18	$0.68
24.    RELATED PARTY TRANSACTIONS
NGL Energy Partners LP
As described in Note 5, we own interests in NGL Energy, which we account for under the equity method.
During the years ended December 31, 2015, 2014 and 2013, we generated the following transactions with NGL Energy and its subsidiaries (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenues	$157,732	$456,987	$796,440
Purchases	$138,095	$437,015	$669,450
Reimbursements from NGL Energy for services	$56	$168	$198
White Cliffs
We generated approximately $4.8 million, $2.9 million and $2.9 million of revenue from services we provided to White Cliffs during the years ended December 31, 2015, 2014 and 2013, respectively. We incurred $5.2 million and $3.9 million of cost for the years ended December 31, 2015 and 2014, respectively, related to transportation fees for shipments on the White Cliffs Pipeline.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

24.	RELATED PARTY TRANSACTIONS, Continued

Glass Mountain
We incurred $5.1 million and $0.8 million of cost for the years ended December 31, 2015 and 2014, respectively, related to product purchases and transportation fees for shipments on the Glass Mountain Pipeline. We received $0.8 million and $0.7 million in fees from Glass Mountain for the years ended December 31, 2015 and 2014, respectively, related to support and administrative services associated with pipeline operations.
Legal Services
The law firm of Conner & Winters, LLP, of which Mark D. Berman is a partner, performs legal services for us. Mr. Berman is the spouse of Candice L. Cheeseman, General Counsel. Mr. Berman does not perform any legal services for us. SemGroup paid $1.3 million, $1.3 million and $1.9 million in legal fees and related expenses to this law firm during the years ended December 31, 2015, 2014 and 2013, respectively (of which $3.4 thousand, $0.1 million and $0.2 million was paid by White Cliffs, respectively).

25.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS
We have outstanding $300 million of 7.50% senior unsecured notes due 2021 (the “SemGroup Notes”). The SemGroup Notes are guaranteed by certain of our subsidiaries as follows: SemGas, L.P., SemMaterials, L.P., SemGroup Europe Holding, L.L.C., SemOperating G.P., L.L.C., SemMexico, L.L.C., SemDevelopment, L.L.C., Rose Rock Midstream Holdings, LLC and Mid-America Midstream Gas Services, L.L.C. (collectively, the "Guarantors").
The guarantees of the SemGroup Notes are full and unconditional and constitute the joint and several obligations of the Guarantors. Each of the Guarantors is 100% owned by SemGroup Corporation (the "Parent"). There are no significant restrictions upon the ability of the Parent or any of the Guarantors to obtain funds from its respective subsidiaries by dividend or loan. None of the assets of the Guarantors represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act of 1933, as amended.
In February 2015, we contributed our interests in Wattenberg Holding, LLC and Glass Mountain Holding, LLC to Rose Rock (Note 4). As a result of this transaction, Wattenberg Holding, LLC and Glass Mountain Holding, LLC no longer guarantee our SemGroup Notes. In June 2015, SemCanada, L.P. and SemCanada II, L.P. were released as Guarantors and no longer guarantee our SemGroup Notes. Prior period comparative information has been recast to reflect Wattenberg Holding, LLC, Glass Mountain Holding, LLC, SemCanada, L.P. and SemCanada II, L.P. as non-guarantors.
Condensed consolidating financial statements for the Parent, the Guarantors and non-guarantors as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 are presented on an equity method basis in the tables below (in thousands).
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

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

25.    CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Balance Sheets

	December 31, 2015
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$4,559	$—	$55,101	$(1,564)	$58,096
Restricted cash	—	—	32	—	32
Accounts receivable	640	20,015	306,058	—	326,713
Receivable from affiliates	1,616	1,119	6,141	(2,962)	5,914
Inventories	—	(48)	70,287	—	70,239
Other current assets	8,477	359	10,551	—	19,387
Total current assets	15,292	21,445	448,170	(4,526)	480,381
Property, plant and equipment	4,335	536,628	1,025,858	—	1,566,821
Equity method investments	1,546,853	426,801	438,291	(1,860,867)	551,078
Goodwill	—	13,052	34,980	—	48,032
Other intangible assets	20	144,183	18,020	—	162,223
Other noncurrent assets, net	43,898	881	17,376	—	62,155
Total assets	$1,610,398	$1,142,990	$1,982,695	$(1,865,393)	$2,870,690
LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$734	$11,221	$261,711	$—	$273,666
Payable to affiliates	78	155	7,762	(2,962)	5,033
Accrued liabilities	5,551	10,957	68,534	5	85,047
Deferred revenue	—	—	11,349	—	11,349
Other current liabilities	569	—	1,332	—	1,901
Current portion of long-term debt	—	—	31	—	31
Total current liabilities	6,932	22,333	350,719	(2,957)	377,027
Long-term debt	330,000	7,340	761,097	(23,840)	1,074,597
Deferred income taxes	155,411	—	45,542	—	200,953
Other noncurrent liabilities	2,528	—	19,229	—	21,757
Commitments and contingencies
Owners’ equity excluding noncontrolling interests in consolidated subsidiaries	1,115,527	1,113,317	725,279	(1,838,596)	1,115,527
Noncontrolling interests in consolidated subsidiaries	—	—	80,829	—	80,829
Total owners’ equity	1,115,527	1,113,317	806,108	(1,838,596)	1,196,356
Total liabilities and owners’ equity	$1,610,398	$1,142,990	$1,982,695	$(1,865,393)	$2,870,690

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

25.    CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	December 31, 2014
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$9,254	$—	$35,445	$(4,101)	$40,598
Restricted cash	3,856	—	3,124	—	6,980
Accounts receivable	9,669	32,056	309,609	—	351,334
Receivable from affiliates	2,512	6,624	15,659	(7,976)	16,819
Inventories	—	248	43,284	—	43,532
Other current assets	10,498	575	8,944	—	20,017
Total current assets	35,789	39,503	416,065	(12,077)	479,280
Property, plant and equipment	4,112	452,352	800,361	—	1,256,825
Equity method investments	1,551,825	348,115	415,673	(1,737,693)	577,920
Goodwill	—	13,052	45,274	—	58,326
Other intangible assets	26	152,383	20,656	—	173,065
Other noncurrent assets, net	24,555	958	18,873	—	44,386
Total assets	$1,616,307	$1,006,363	$1,716,902	$(1,749,770)	$2,589,802
LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$649	$22,097	$234,431	$—	$257,177
Payable to affiliates	21	7	21,406	(7,974)	13,460
Accrued liabilities	11,993	17,575	63,126	—	92,694
Payables to pre-petition creditors	3,129	—	—	—	3,129
Deferred revenue	—	—	23,688	—	23,688
Other current liabilities	224	707	543	—	1,474
Current portion of long-term debt	—	—	40	—	40
Total current liabilities	16,016	40,386	343,234	(7,974)	391,662
Long-term debt	335,000	—	490,946	(58,854)	767,092
Deferred income taxes	112,897	—	49,059	—	161,956
Other noncurrent liabilities	2,886	—	46,769	—	49,655
Commitments and contingencies
Owners’ equity excluding noncontrolling interests in consolidated subsidiaries	1,149,508	965,977	716,965	(1,682,942)	1,149,508
Noncontrolling interests in consolidated subsidiaries	—	—	69,929	—	69,929
Total owners’ equity	1,149,508	965,977	786,894	(1,682,942)	1,219,437
Total liabilities and owners’ equity	$1,616,307	$1,006,363	$1,716,902	$(1,749,770)	$2,589,802

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

25.    CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Statements of Operations

	Year Ended December 31, 2015
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$190,900	$948,576	$(20,590)	$1,118,886
Service	—	58,690	200,852	—	259,542
Other	—	—	76,666	—	76,666
Total revenues	—	249,590	1,226,094	(20,590)	1,455,094
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	142,576	857,563	(20,590)	979,549
Operating	—	34,407	190,036	—	224,443
General and administrative	29,914	9,935	57,517	—	97,366
Depreciation and amortization	1,522	31,395	67,965	—	100,882
Loss on disposal or impairment, net	—	142	11,330	—	11,472
Total expenses	31,436	218,455	1,184,411	(20,590)	1,413,712
Earnings from equity method investments	65,513	47,352	76,355	(107,834)	81,386
Gain on issuance of common units by equity method investee	6,385	—	—	—	6,385
Operating income	40,462	78,487	118,038	(107,834)	129,153
Other expenses (income):
Interest expense	2,230	26,476	42,926	(1,957)	69,675
Foreign currency transaction gain	(5)	—	(1,062)	—	(1,067)
Other income, net	(16,565)	—	(1,193)	1,957	(15,801)
Total other expenses (income), net	(14,340)	26,476	40,671	—	52,807
Income from continuing operations before income taxes	54,802	52,011	77,367	(107,834)	76,346
Income tax expense	24,482	—	9,048	—	33,530
Income from continuing operations	30,320	52,011	68,319	(107,834)	42,816
Loss from discontinued operations, net of income taxes	—	(3)	(1)	—	(4)
Net income	30,320	52,008	68,318	(107,834)	42,812
Less: net income attributable to noncontrolling interests	—	—	12,492	—	12,492
Net income attributable to SemGroup	$30,320	$52,008	$55,826	$(107,834)	$30,320
Net income	$30,320	$52,008	$68,318	$(107,834)	$42,812
Other comprehensive income (loss), net of income taxes	17,420	430	(49,271)	—	(31,421)
Comprehensive income	47,740	52,438	19,047	(107,834)	11,391
Less: comprehensive income attributable to noncontrolling interests	—	—	12,492	—	12,492
Comprehensive income (loss) attributable to SemGroup	$47,740	$52,438	$6,555	$(107,834)	$(1,101)

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

25.    CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Year Ended December 31, 2014
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$338,621	$1,479,543	$(37,850)	$1,780,314
Service	—	37,139	196,100	—	233,239
Other	—	—	109,026	—	109,026
Total revenues	—	375,760	1,784,669	(37,850)	2,122,579
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	273,309	1,387,899	(37,850)	1,623,358
Operating	—	32,132	214,481	—	246,613
General and administrative	22,394	9,328	56,123	—	87,845
Depreciation and amortization	1,678	25,714	71,005	—	98,397
Loss (gain) on disposal or impairment, net	5,945	54,698	(28,051)	—	32,592
Total expenses	30,017	395,181	1,701,457	(37,850)	2,088,805
Earnings from equity method investments	48,760	71,786	54,098	(110,445)	64,199
Gain on issuance of common units by equity method investee	29,020	—	—	—	29,020
Operating income	47,763	52,365	137,310	(110,445)	126,993
Other expenses (income):
Interest expense	8,423	9,265	34,661	(3,305)	49,044
Foreign currency transaction gain	—	—	(86)	—	(86)
Other expenses (income), net	(24,092)	500	(249)	3,305	(20,536)
Total other expenses (income), net	(15,669)	9,765	34,326	—	28,422
Income from continuing operations before income taxes	63,432	42,600	102,984	(110,445)	98,571
Income tax expense	34,192	—	12,321	—	46,513
Income from continuing operations	29,240	42,600	90,663	(110,445)	52,058
Loss from discontinued operations, net of income taxes	—	—	(1)	—	(1)
Net income	29,240	42,600	90,662	(110,445)	52,057
Less: net income attributable to noncontrolling interests	—	—	22,817	—	22,817
Net income attributable to SemGroup	$29,240	$42,600	$67,845	$(110,445)	$29,240
Net income	$29,240	$42,600	$90,662	$(110,445)	$52,057
Other comprehensive income (loss), net of income taxes	5,159	—	(29,446)	—	(24,287)
Comprehensive income	34,399	42,600	61,216	(110,445)	27,770
Less: comprehensive income attributable to noncontrolling interests	—	—	22,817	—	22,817
Comprehensive income attributable to SemGroup	$34,399	$42,600	$38,399	$(110,445)	$4,953

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

25.    CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Year Ended December 31, 2013
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$224,072	$944,984	$(23,952)	$1,145,104
Service	—	3,192	137,006	—	140,198
Other	—	—	141,714	—	141,714
Total revenues	—	227,264	1,223,704	(23,952)	1,427,016
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	166,735	877,317	(23,952)	1,020,100
Operating	—	19,792	203,793	—	223,585
General and administrative	21,560	9,167	47,870	—	78,597
Depreciation and amortization	2,001	13,909	50,499	—	66,409
Loss (gain) on disposal or impairment, net	—	668	(907)	—	(239)
Total expenses	23,561	210,271	1,178,572	(23,952)	1,388,452
Earnings from equity method investments	67,965	49,825	44,099	(109,412)	52,477
Gain on issuance of common units by equity method investee	26,873	—	—	—	26,873
Operating income	71,277	66,818	89,231	(109,412)	117,914
Other expenses (income):
Interest expense	4,826	9,700	16,028	(5,412)	25,142
Foreign currency transaction gain	—	—	(1,633)	—	(1,633)
Other expense (income), net	40,928	—	(434)	5,412	45,906
Total other expenses, net	45,754	9,700	13,961	—	69,415
Income from continuing operations before income taxes	25,523	57,118	75,270	(109,412)	48,499
Income tax expense (benefit)	(22,579)	—	5,325	—	(17,254)
Income from continuing operations	48,102	57,118	69,945	(109,412)	65,753
Income (loss) from discontinued operations, net of income taxes	—	65	(6)	—	59
Net income	48,102	57,183	69,939	(109,412)	65,812
Less: net income attributable to noncontrolling interests	—	—	17,710	—	17,710
Net income attributable to SemGroup	$48,102	$57,183	$52,229	$(109,412)	$48,102
Net income	$48,102	$57,183	$69,939	$(109,412)	$65,812
Other comprehensive loss, net of income taxes	(1,517)	—	(38)	—	(1,555)
Comprehensive income	46,585	57,183	69,901	(109,412)	64,257
Less: comprehensive income attributable to noncontrolling interests	—	—	17,710	—	17,710
Comprehensive income attributable to SemGroup	$46,585	$57,183	$52,191	$(109,412)	$46,547

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

25.    CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Statements of Cash Flows

	Year Ended December 31, 2015
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$37,259	$39,786	$141,899	$(37,182)	$181,762
Cash flows from investing activities:
Capital expenditures	(1,740)	(110,729)	(367,061)	—	(479,530)
Proceeds from sale of long-lived assets	—	35	3,653	—	3,688
Contributions to equity method investments	—	—	(46,730)	—	(46,730)
Proceeds from sale of common units of equity method investee	56,318	—	—	—	56,318
Proceeds from the sale of Wattenberg Holding, LLC and Glass mountain Holding, LLC to Rose Rock Midstream L.P.	251,181	—	—	(251,181)	—
Distributions in excess of equity in earnings of affiliates	35,340	—	24,113	(35,340)	24,113
Net cash provided by (used in) investing activities	341,099	(110,694)	(386,025)	(286,521)	(442,141)
Cash flows from financing activities:
Debt issuance costs	(601)	—	(5,688)	—	(6,289)
Borrowings on credit facilities and issuance of senior unsecured notes	181,000	—	686,208	—	867,208
Principal payments on credit facilities and other obligations	(186,000)	—	(374,049)	—	(560,049)
Proceeds from issuance of Rose Rock Midstream, L.P. common units, net of offering costs	—	—	89,119	—	89,119
Distributions to noncontrolling interests	—	—	(40,410)	—	(40,410)
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(4,261)	—	—	—	(4,261)
Dividends paid	(69,514)	—	—	—	(69,514)
Proceeds from issuance of common stock under employee stock purchase plan	1,223	—	—	—	1,223
Intercompany borrowings (advances), net	(304,900)	70,908	(92,248)	326,240	—
Net cash provided by (used in) financing activities	(383,053)	70,908	262,932	326,240	277,027
Effect of exchange rate changes on cash and cash equivalents	—	—	850	—	850
Change in cash and cash equivalents	(4,695)	—	19,656	2,537	17,498
Cash and cash equivalents at beginning of period	9,254	—	35,445	(4,101)	40,598
Cash and cash equivalents at end of period	$4,559	$—	$55,101	$(1,564)	$58,096

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

25.    CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Year Ended December 31, 2014
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$27,393	$57,976	$186,578	$(90,289)	$181,658
Cash flows from investing activities:
Capital expenditures	(1,672)	(155,392)	(113,442)	—	(270,506)
Proceeds from sale of long-lived assets	—	2,368	2,077	—	4,445
Contributions to equity method investments	—	—	(71,131)	—	(71,131)
Payments to acquire businesses	—	(514)	(43,994)	—	(44,508)
Proceeds from sale of common units of equity method investee	79,741	—	—	—	79,741
Proceeds from the sale of interest in SemCrude Pipeline, L.L.C. to Rose Rock Midstream, L.P.	114,412	—	—	(114,412)	—
Distributions in excess of equity in earnings of affiliates	1,843	—	11,734	(1,843)	11,734
Net cash provided by (used in) investing activities	194,324	(153,538)	(214,756)	(116,255)	(290,225)
Cash flows from financing activities:
Debt issuance costs	(93)	—	(8,593)	—	(8,686)
Borrowings on debt	405,500	—	848,744	—	1,254,244
Principal payments on debt and other obligations	(440,500)	—	(661,772)	—	(1,102,272)
Distributions to noncontrolling interests	—	—	(28,494)	—	(28,494)
Proceeds from warrant exercises	1,451	—	—	—	1,451
Repurchase of common stock	(719)	—	—	—	(719)
Dividends paid	(44,206)	—	—	—	(44,206)
Proceeds from issuance of common stock under employee stock purchase plan	340	—	—	—	340
Excess tax benefit from equity-based awards	1,650	—	—	—	1,650
Intercompany borrowings (advances), net	(138,431)	95,562	(161,110)	203,979	—
Net cash provided by (used in) financing activities	(215,008)	95,562	(11,225)	203,979	73,308
Effect of exchange rate changes on cash and cash equivalents	—	—	(3,494)	—	(3,494)
Change in cash and cash equivalents	6,709	—	(42,897)	(2,565)	(38,753)
Cash and cash equivalents at beginning of period	2,545	—	78,342	(1,536)	79,351
Cash and cash equivalents at end of period	$9,254	$—	$35,445	$(4,101)	$40,598

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

25.    CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Year Ended December 31, 2013
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$20,130	$23,230	$150,284	$(20,235)	$173,409
Cash flows from investing activities:
Capital expenditures	(734)	(96,909)	(117,966)	—	(215,609)
Proceeds from sale of long-lived assets	23	19	1,237	—	1,279
Contributions to equity method investments	(18,775)	—	(155,093)	—	(173,868)
Payments to acquire businesses	—	(313,487)	(48,969)	—	(362,456)
Proceeds from the sale of SemStream assets	362,600	—	—	(362,600)	—
Distributions in excess of equity in earnings of affiliates	—	—	12,246	—	12,246
Net cash provided by (used in) investing activities	343,114	(410,377)	(308,545)	(362,600)	(738,408)
Cash flows from financing activities:
Debt issuance costs	(10,866)	—	(4,070)	—	(14,936)
Borrowings on credit facilities	706,000	—	562,474	—	1,268,474
Principal payments on credit facilities and other obligations	(537,500)	—	(321,912)	—	(859,412)
Proceeds from issuance of Rose Rock Midstream, L.P. common units, net of offering costs	—	—	210,226	—	210,226
Distributions to noncontrolling interests	—	—	(17,647)	—	(17,647)
Proceeds from warrant exercises	225	—	—	—	225
Repurchase of common stock	(371)	—	—	—	(371)
Dividends paid	(25,429)	—	—	—	(25,429)
Intercompany borrowings (advances), net	(511,881)	387,147	(259,503)	384,237	—
Net cash provided by (used in) financing activities	(379,822)	387,147	169,568	384,237	561,130
Effect of exchange rate changes on cash and cash equivalents	—	—	3,191	—	3,191
Change in cash and cash equivalents	(16,578)	—	14,498	1,402	(678)
Cash and cash equivalents at beginning of period	19,123	—	63,844	(2,938)	80,029
Cash and cash equivalents at end of period	$2,545	$—	$78,342	$(1,536)	$79,351

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

2.7
Amended and Restated Contribution Agreement dated as of February 13, 2015, by and among SemGroup Corporation, Rose Rock Midstream Holdings, LLC, SemDevelopment, L.L.C., Rose Rock Midstream GP, LLC, Rose Rock Midstream, L.P. and Rose Rock Midstream Operating, LLC (filed as Exhibit 2.1 to Rose Rock Midstream, L.P.'s current report on Form 8-K/A dated February 13, 2015, filed March 25, 2015).

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

Exhibit Number	Description
4.5
Indenture (and form of 5.625% Senior Note due 2023 attached as Exhibit A, thereto), dated as of May 14, 2015, by and among Rose Rock Midstream, L.P., Rose Rock Finance Corporation, the Guarantors party thereto and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.1 to Rose Rock Midstream, L.P.'s current report on Form 8-K dated May 14, 2015, filed May 18, 2015).

10.1
Credit Agreement (the “Credit Facility”) dated as of June 17, 2011, among SemGroup Corporation, as borrower, the lenders parties thereto from time to time, and The Royal Bank of Scotland PLC, as Administrative Agent and Collateral Agent (filed as Exhibit 10 to our current report on Form 8-K dated June 17, 2011, filed June 21, 2011).

10.2	Second Amendment to the Credit Facility, dated as of September 19, 2011 (filed as Exhibit 10 to our current report on Form 8-K dated September 19, 2011, filed September 23, 2011).
10.3	Fifth Amendment to the Credit Facility, dated as of September 26, 2012 (filed as Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2012, filed November 9, 2012).
10.4	Sixth Amendment to the Credit Facility, dated as of April 22, 2013 (filed as Exhibit 10.1 to our current report on Form 8-K dated April 22, 2013, filed April 24, 2013).
10.5	Seventh Amendment to the Credit Facility, dated as of December 11, 2013 (filed as Exhibit 10.1 to our current report on Form 8-K dated December 10, 2013, filed December 16, 2013).
10.6	Ninth Amendment to the Credit Facility, dated as of March 26, 2015 (filed as Exhibit 10.1 to our current report on Form 8-K dated March 26, 2015, filed April 1, 2015).
10.7*
SemGroup Corporation Board of Directors Compensation Plan, effective June 1, 2014 (filed as Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2014, filed August 8, 2014).

10.8*	SemGroup Corporation Board of Directors Compensation Plan, effective June 1, 2015 (filed as Exhibit 10.1 to our current report on Form 10-Q for the quarter ended June 30, 2015, filed August 7, 2015).
10.9*	SemGroup Corporation Nonexecutive Directors’ Compensation Deferral Program (filed as Exhibit 10.7 to the Form 10).
10.10*	SemGroup Corporation Equity Incentive Plan (filed as Exhibit 10.8 to the Form 10).
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

10.15*	SemGroup Corporation Equity Incentive Plan Form of 2013-2015 Performance Share Unit Award Agreement for executive officers (filed as Exhibit 10.34 to our 2012 Form 10-K).
10.16*	SemGroup Corporation Equity Incentive Plan Form of Performance Share Unit Award Agreement for executive officers and employees in the United States for awards granted on or after March 1, 2016.
10.17*
Employment Agreement dated as of March 6, 2014, by and among SemManagement, L.L.C., SemGroup Corporation, Rose Rock Midstream GP, LLC and Carlin G. Conner (filed as Exhibit 10.2 to our current report on Form 8-K dated March 6, 2014, filed March 12, 2014).

Exhibit Number	Description
10.18*	Form of Severance Agreement between SemGroup Corporation and each of its executive officers other than Carlin G. Conner (filed as Exhibit 10.13 to the Form 10).
10.19*	Form of Amendment to Severance Agreement between SemGroup Corporation and certain of its executive officers (filed as Exhibit 10.14 to the 2011 Form 10-K).
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

Exhibit Number	Description
10.33*	Form of Restricted Unit Award Agreement (Employees) under the Rose Rock Midstream Equity Incentive Plan for awards granted on or after March 1, 2013 (filed as Exhibit 10.35 to our 2012 Form 10-K).
21	Subsidiaries of SemGroup Corporation.
23.1	Consent of Independent Registered Public Accounting Firm - BDO USA, LLP.
23.2	Consent of Independent Registered Public Accounting Firm - BDO USA, LLP.
31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Carlin G. Conner, Chief Executive Officer.
31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.
32.1	Section 1350 Certification of Carlin G. Conner, Chief Executive Officer.
32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.
99.1	White Cliffs Pipeline, L.L.C. financial statements presented pursuant to Rule 3-09 of Regulation S-X.
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2015 and 2014, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013, (iii) the Consolidated Statements of Changes in Owners’ Equity for the years ended December 31, 2015, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, and (v) the Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement