Form 10-Q
period 2016-03-31
SemGroup Corp
filed 2016-05-06
CIK 1489136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class		Outstanding at April 30, 2016
Class A	Common stock, $0.01 par	44,162,390	Shares
Class B	Common stock, $0.01 par	—	Shares

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
All statements, other than statements of historical fact, included in this Form 10-Q regarding the prospects of our industry, our anticipated financial performance, management’s plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions and other matters, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as "may," "will," "expect," "intend," "estimate," "foresee," "project," "anticipate," "believe," "plans," "forecasts," "continue" or "could" or the negative of these terms or variations of them or similar terms. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks, and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those discussed in Item 1A of our most recent Annual Report on Form 10-K, entitled "Risk Factors," risk factors discussed in other reports that we file with the Securities and Exchange Commission (the "SEC") and the following:

•	Our ability to generate sufficient cash flow from operations to enable us to pay our debt obligations and our current and expected dividends or to fund our other liquidity needs;

•	The ability of our subsidiary, Rose Rock Midstream, L.P. ("Rose Rock") to generate sufficient cash flow from operations to provide the level of cash distributions we expect;

•	Any sustained reduction in demand for, or supply of, the petroleum products we gather, transport, process, market and store;

•	The effect of our debt level on our future financial and operating flexibility, including our ability to obtain additional capital on terms that are favorable to us;

•	Our ability to access the debt and equity markets, which will depend on general market conditions and the credit ratings for our debt obligations and equity;

•	The loss of, or a material nonpayment or nonperformance by, any of our key customers;

•	The amount of cash distributions, capital requirements and performance of our investments and joint ventures;

•	The amount of collateral required to be posted from time to time in our purchase, sale or derivative transactions;

•	The impact of operational and developmental hazards and unforeseen interruptions;

•	Our ability to obtain new sources of supply of petroleum products;

•	Competition from other midstream energy companies;

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

SEMGROUP CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	(Unaudited)
	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$72,489	$58,096
Restricted cash	—	32
Accounts receivable (net of allowance of $3,114 and $3,019, respectively)	288,838	326,713
Receivable from affiliates	3,677	5,914
Inventories	65,344	70,239
Other current assets	18,754	19,387
Total current assets	449,102	480,381
Property, plant and equipment (net of accumulated depreciation of $343,535 and $319,769, respectively)	1,629,751	1,566,821
Equity method investments	503,914	551,078
Goodwill	35,008	48,032
Other intangible assets (net of accumulated amortization of $32,308 and $29,515, respectively)	159,496	162,223
Other noncurrent assets	24,561	45,374
Total assets	$2,801,832	$2,853,909
LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable (including $193,885 and $243,548, respectively, attributable to Rose Rock)	$215,751	$273,666
Payable to affiliates (including $3,402 and $5,033, respectively, attributable to Rose Rock)	3,407	5,033
Accrued liabilities (including $20,243 and $22,240, respectively, attributable to Rose Rock)	85,688	85,047
Other current liabilities (including $3,436 and $4,246, respectively, attributable to Rose Rock)	11,880	13,281
Total current liabilities	316,726	377,027
Long-term debt, net (including $756,921 and $732,356, respectively, attributable to Rose Rock)	1,122,588	1,057,816
Deferred income taxes	180,599	200,953
Other noncurrent liabilities	23,551	21,757
Commitments and contingencies (Note 10)
SemGroup owners’ equity:
Common stock, $0.01 par value (authorized - 100,000 shares; issued - 45,104 and 44,863 shares, respectively)	441	439
Additional paid-in capital	1,200,744	1,217,255
Treasury stock, at cost (972 and 931 shares, respectively)	(6,400)	(5,593)
Accumulated deficit	(53,280)	(38,012)
Accumulated other comprehensive loss	(62,671)	(58,562)
Total SemGroup Corporation owners’ equity	1,078,834	1,115,527
Noncontrolling interests in consolidated subsidiaries	79,534	80,829
Total owners’ equity	1,158,368	1,196,356
Total liabilities and owners’ equity	$2,801,832	$2,853,909
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenues:
Product	$236,896	$220,131
Service	64,073	61,877
Other	13,882	16,302
Total revenues	314,851	298,310
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	196,947	192,072
Operating	50,192	53,090
General and administrative	21,060	32,310
Depreciation and amortization	24,047	23,734
Loss on disposal or impairment, net	13,307	1,058
Total expenses	305,553	302,264
Earnings from equity method investments	23,071	20,559
Loss on issuance of common units by equity method investee	(41)	—
Operating income	32,328	16,605
Other expenses (income), net:
Interest expense	18,935	14,591
Foreign currency transaction loss (gain)	1,469	(519)
Loss (gain) on sale or impairment of equity method investment	39,764	(7,894)
Other income, net	(187)	(91)
Total other expenses, net	59,981	6,087
Income (loss) from continuing operations before income taxes	(27,653)	10,518
Income tax expense (benefit)	(21,407)	4,742
Income (loss) from continuing operations	(6,246)	5,776
Loss from discontinued operations, net of income taxes	(2)	—
Net income (loss)	(6,248)	5,776
Less: net income attributable to noncontrolling interests	9,020	4,310
Net income (loss) attributable to SemGroup	$(15,268)	$1,466
Net income (loss)	$(6,248)	$5,776
Other comprehensive loss, net of income taxes	(4,109)	(9,060)
Comprehensive loss	(10,357)	(3,284)
Less: comprehensive income attributable to noncontrolling interests	9,020	4,310
Comprehensive loss attributable to SemGroup	$(19,377)	$(7,594)
Net income (loss) attributable to SemGroup per common share (Note 12):
Basic	$(0.35)	$0.03
Diluted	$(0.35)	$0.03
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(6,248)	$5,776
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net unrealized loss (gain) related to derivative instruments	(4,548)	2,645
Depreciation and amortization	24,047	23,734
Loss on disposal or impairment, net	13,307	1,058
Earnings from equity method investments	(23,071)	(20,559)
Loss on issuance of common units by equity method investee	41	—
Loss (gain) on sale or impairment of equity method investment	39,764	(7,894)
Distributions from equity investments	25,712	25,879
Amortization of debt issuance costs	1,396	1,066
Deferred tax benefit	(22,642)	(682)
Non-cash equity compensation	2,874	2,777
Provision for uncollectible accounts receivable, net of recoveries	11	383
Currency loss (gain)	1,469	(519)
Inventory valuation adjustment	—	1,187
Changes in operating assets and liabilities (Note 13)	(4,572)	(16,307)
Net cash provided by operating activities	47,540	18,544
Cash flows from investing activities:
Capital expenditures	(73,520)	(84,327)
Proceeds from sale of long-lived assets	40	117
Contributions to equity method investments	(1,356)	(15,182)
Proceeds from sale of common units of equity method investee	—	29,012
Distributions in excess of equity in earnings of affiliates	6,074	5,201
Net cash used in investing activities	(68,762)	(65,179)
Cash flows from financing activities:
Debt issuance costs	—	(601)
Borrowings on credit facilities	174,000	422,000
Principal payments on credit facilities and other obligations	(110,011)	(162,012)
Rose Rock Midstream, L.P. equity issuance	—	89,119
Distributions to noncontrolling interests	(10,833)	(8,953)
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(807)	(3,630)
Dividends paid	(19,887)	(14,846)
Proceeds from issuance of common stock under employee stock purchase plan	269	313
Net cash provided by financing activities	32,731	321,390
Effect of exchange rate changes on cash and cash equivalents	2,884	172
Change in cash and cash equivalents	14,393	274,927
Cash and cash equivalents at beginning of period	58,096	40,598
Cash and cash equivalents at end of period	$72,489	$315,525
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

1.	OVERVIEW
SemGroup Corporation is a Delaware corporation headquartered in Tulsa, Oklahoma. The terms "we," "our," "us," "SemGroup," "the Company" and similar language used in these notes to the unaudited condensed consolidated financial statements refer to SemGroup Corporation and its subsidiaries.
Basis of presentation
The accompanying condensed consolidated balance sheet at December 31, 2015, which is derived from audited financial statements, and the unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission ("SEC"). These financial statements include all normal and recurring adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Company and the results of its operations and its cash flows.
Our condensed consolidated financial statements include the accounts of our controlled subsidiaries. All significant transactions between our consolidated subsidiaries have been eliminated.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Although management believes these estimates are reasonable, actual results could differ materially from these estimates. The results of operations for the three months ended March 31, 2016, are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.
Pursuant to the rules and regulations of the SEC, the accompanying condensed consolidated financial statements do not include all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States. Certain reclassifications have been made to conform previously reported balances to the current presentation. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015, which are included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC.
Our significant accounting policies are consistent with those described in our Annual Report on Form 10-K for the year ended December 31, 2015.
Recent accounting pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting'', which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. For public entities, this ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those years and early adoption is permitted. We will adopt this guidance in the first quarter of 2017. The impact is not expected to be material.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)", which amends the existing lease guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by operating and finance leases and to disclose additional quantitative and qualitative information about leasing arrangements. This ASU also provides clarifications surrounding the presentation of the effects of leases in the income statement and statement of cash flows. For public entities, this ASU will be effective for annual periods beginning after December 15, 2018, and interim periods within those years. The new guidance shall be applied using a modified retrospective approach and early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements. We will adopt this guidance in the first quarter of 2019.
In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes", which requires all deferred tax assets and liabilities to be classified as noncurrent in the statement of financial position. For public entities, this ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those years. The new guidance may be applied prospectively or retrospectively and early adoption is permitted. We have not determined which method we will apply when we adopt the standard. We will adopt this guidance in the first quarter of 2017. The impact is not expected to be material.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

1.	OVERVIEW, Continued

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory", which requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value rather than the lower of cost or market. The standard will be effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The new guidance shall be applied prospectively and early adoption is permitted. We will adopt this guidance in the first quarter of 2017. The impact is not expected to be material.
In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”, which is designed to simplify presentation of debt issuance costs. The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, “Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting,” which amended the SEC paragraphs of ASC Subtopic 835-30 to include the language from the SEC Staff Announcement indicating that the SEC would not object to presenting deferred debt issuance costs related to line-of-credit agreements as assets and subsequently amortizing the deferred debt issuance costs ratably over the term of the agreement. The standards are effective for U.S. public companies for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The new guidance has been applied on a retrospective basis for all periods presented. We adopted this guidance in the first quarter of 2016. The impact was not material. For presentation purposes, $16.8 million of debt issuance costs which had previously been reported as other noncurrent assets were reclassified as a reduction of long-term debt on the December 31, 2015 balance sheet. Capitalized loan fees related to our revolving credit facilities continue to be presented as other noncurrent assets.
In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which adds requirements that limited partnerships must meet to qualify as voting interest entities and modifies the evaluation of whether limited partnerships are variable interest entities or voting interest entities. It also eliminates the presumption that a general partner should consolidate a limited partnership. This guidance is effective for public companies for fiscal years beginning after December 15, 2015. We adopted this guidance in the first quarter of 2016. The impact was not material.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which supersedes nearly all existing revenue recognition guidance under accounting principles generally accepted in the United States ("U.S. GAAP"). The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard permits using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year. In March 2016, the FASB issued ASU 2016-08 which amended the principal-versus-agent implementation guidance set forth in ASU 2014-09. Among other things, ASU 2016-08 clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued ASU 2016-10 which amended certain aspects of the guidance related to identifying performance obligations and licensing implementation within ASU 2014-09. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard. We will adopt this guidance in the first quarter of 2018.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

2.	ROSE ROCK MIDSTREAM, L.P.
We control the operations of our consolidated subsidiary, Rose Rock Midstream, L.P. (NYSE: RRMS) ("Rose Rock"), through our ownership of the general partner interest. As of March 31, 2016, we own the 2% general partner interest and a 55.1% limited partner interest. Subsequent to the adoption of ASU 2015-02, Rose Rock is considered to be a variable interest entity due to the limited partners' lack of substantive kick-out rights or substantive participating rights. We will continue to consolidate Rose Rock as we are the primary beneficiary due to our general partner interest, majority limited partner interest and incentive distribution rights.
Rose Rock's assets are pledged as collateral under its senior secured revolving credit facility agreement. The credit agreement restricts Rose Rock’s ability to make certain types of payments relating to its units, including the declaration or payment of cash distributions; provided that Rose Rock may make quarterly distributions of available cash so long as no default under the agreement then exists or would result therefrom. The agreement is guaranteed by all of Rose Rock’s material domestic subsidiaries and secured by a lien on substantially all of the property and assets of Rose Rock and the guarantors, subject to customary exceptions. Rose Rock's creditors have no recourse to the credit of SemGroup.
As the general partner of Rose Rock, SemGroup may provide support for Rose Rock to maintain its expected quarterly distributions while maintaining its target distribution coverage ratio. However, SemGroup is not contractually obligated to do so.
Cash distributions
We receive distributions from Rose Rock on our common units, our 2% general partner interest and incentive distribution rights. Rose Rock intends to pay a minimum quarterly distribution of $0.3625 per unit, to the extent it has sufficient available cash, as defined in Rose Rock’s partnership agreement.
The following table shows the cash distributions paid or declared during 2016 and 2015 (in thousands, except for per unit amounts):

	Distribution Per Unit		Distributions Paid/To Be Paid
Quarter Ended			SemGroup				Noncontrolling Interest Common Units	Total Distributions
			General Partner	Incentive Distributions	Common Units	Subordinated Units
December 31, 2014	$0.6200		$485	$3,487	$6,551	$5,202	$8,544	$24,269
March 31, 2015	$0.6350		$568	$4,450	$13,148	$—	$10,213	$28,379
June 30, 2015	$0.6500		$590	$4,979	$13,458	$—	$10,456	$29,483
September 30, 2015	$0.6600		$604	$5,333	$13,665	$—	$10,619	$30,221
December 31, 2015	$0.6600		$604	$5,333	$13,665	$—	$10,622	$30,224
March 31, 2016	$0.6600	*	$605	$5,338	$13,665	$—	$10,643	$30,251

*Expected distributions related to the quarter ended March 31, 2016, which will be paid on May 13, 2016 to unitholders of record as of May 3, 2016.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

2.	ROSE ROCK MIDSTREAM, L.P., Continued

Summarized financial information
Certain summarized balance sheet information of Rose Rock is shown below (in thousands):

	(Unaudited)
	March 31, 2016	December 31, 2015
Cash	$10,672	$9,059
Other current assets	279,802	310,555
Property, plant and equipment, net	443,415	441,596
Equity method investments	433,572	438,291
Goodwill	26,628	26,628
Other noncurrent assets, net	18,748	19,461
Total assets	$1,212,837	$1,245,590

Current liabilities	$229,164	$283,029
Long-term debt	756,921	732,356
Partners’ capital attributable to SemGroup	147,218	149,376
Partners’ capital attributable to noncontrolling interests	79,534	80,829
Total liabilities and partners' capital	$1,212,837	$1,245,590
Certain summarized income statement information of Rose Rock for the three months ended March 31, 2016 and 2015 is shown below (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenue	$203,951	$134,693
Cost of products sold	$151,391	$96,237
Operating, general and administrative expenses	$26,601	$26,571
Depreciation and amortization expense	$7,893	$10,143
Earnings from equity method investments	$20,839	$20,864
Net income	$26,468	$14,600

3.	EQUITY METHOD INVESTMENTS

Our equity method investments consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
White Cliffs Pipeline, L.L.C.	$293,811	$297,109
NGL Energy Partners LP	70,342	112,787
Glass Mountain Pipeline, LLC	139,761	141,182
Total equity method investments	$503,914	$551,078

Our earnings from equity method investments consisted of the following (in thousands):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

3.	EQUITY METHOD INVESTMENTS, Continued

	Three Months Ended March 31,
	2016	2015
White Cliffs Pipeline, L.L.C.	$19,780	$19,090
NGL Energy Partners LP*	2,232	(305)
Glass Mountain Pipeline, LLC	1,059	1,774
Total earnings from equity method investments	$23,071	$20,559
* Excluding loss on issuance of common units of $41.0 thousand for the three months ended March 31, 2016. Additionally, gains and losses on the disposal or impairment of equity investments are not reported within "earnings from equity method investments" in the condensed consolidated statements of operations and comprehensive income (loss).
Cash distributions received from equity method investments consisted of the following (in thousands):

	Three Months Ended March 31,
	2016	2015
White Cliffs Pipeline, L.L.C.	$24,098	$24,154
NGL Energy Partners LP	4,873	5,015
Glass Mountain Pipeline, LLC	2,815	1,911
Total cash distributions received from equity method investments	$31,786	$31,080
White Cliffs Pipeline, L.L.C.
Certain unaudited summarized income statement information of White Cliffs Pipeline, L.L.C. ("White Cliffs") for the three months ended March 31, 2016 and 2015 is shown below (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenue	$58,056	$54,614
Operating, general and administrative expenses	$9,852	$8,353
Depreciation and amortization expense	$8,963	$8,538
Net income	$39,247	$37,723
The equity in earnings of White Cliffs for the three months ended March 31, 2016 and 2015 is less than 51% of the net income of White Cliffs for the same periods. This is due to certain general and administrative expenses we incur in managing the operations of White Cliffs that the other owners are not obligated to share. Such expenses are recorded by White Cliffs and are allocated to our ownership interest. White Cliffs recorded $0.5 million and $0.3 million of such general and administrative expense for the three months ended March 31, 2016 and 2015, respectively.
The members of White Cliffs are required to contribute capital to White Cliffs to fund various projects. For the three months ended March 31, 2016, we contributed $0.5 million for an expansion project adding approximately 65,000 barrels per day of capacity. Remaining contributions related to the expansion project will be paid in 2016 and are expected to total $1.7 million. The project is expected to be completed during the first half of 2016.
NGL Energy Partners LP
At March 31, 2016, we owned 4,652,568 common units representing limited partner interests in NGL Energy Partners LP (NYSE: NGL) ("NGL Energy"), which represents approximately 4.4% of the total 105,383,639 limited partner units of NGL Energy outstanding at December 31, 2015, and an 11.78% interest in the general partner of NGL Energy.
At March 31, 2016, the fair market value of our 4,652,568 common unit investment in NGL Energy was $35.0 million, based on a March 31, 2016 closing price of $7.52 per common unit. This does not reflect our 11.78% interest in the general partner of NGL Energy. The fair value of our limited partner investment in NGL Energy is categorized as a Level 1 measurement, as it is based on quoted market prices.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

3.	EQUITY METHOD INVESTMENTS, Continued

See Note 4 for discussion of the other-than-temporary impairment of our common unit investment in NGL Energy.
Our policy is to record our equity in earnings of NGL Energy on a one-quarter lag, as we do not expect information on the earnings of NGL Energy to always be available in time to consistently record the earnings in the quarter in which they are generated. Accordingly, the equity in earnings from NGL Energy, which is reflected in our condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2016 and 2015, relates to the earnings of NGL Energy for the three months ended December 31, 2015 and 2014, respectively.
During the three months ended December 31, 2015, NGL issued common units which diluted our limited partnership interest. As we record activity on a one-quarter lag, we recognized a non-cash loss of $41.0 thousand associated with these issuances for the three months ended March 31, 2016.
During the three months ended March 31, 2015, we sold 999,533 of our NGL Energy common units for $29.0 million, net of related costs of $0.4 million. We recorded a net gain related to these sales of $7.9 million in our condensed consolidated statement of operations and comprehensive income (loss) for the three months ended March 31, 2015.
On April 27, 2016, we sold all of our NGL Energy limited partner units for $13.00 per unit. We expect to record a gain of approximately $9.1 million in the second quarter related to this transaction.
Certain unaudited summarized income statement information of NGL Energy for the three months ended December 31, 2015 and 2014 is shown below (in thousands):

	Three Months Ended December 31,
	2015	2014
Revenue	$2,685,006	$4,552,146
Cost of sales	$2,433,500	$4,311,668
Operating, general and administrative expenses	$131,146	$172,064
Depreciation and amortization expense	$59,180	$50,335
Net income (loss)	$29,621	$(5,269)

Glass Mountain Pipeline, LLC
We own a 50% interest in Glass Mountain Pipeline, LLC ("Glass Mountain"), which we account for under the equity method. The excess of the recorded amount of our investment over the book value of our share of the underlying net assets represents equity method goodwill and capitalized interest at March 31, 2016. Capitalized interest is amortized as a reduction of earnings from equity method investments.
Certain unaudited summarized income statement information of Glass Mountain for the three months ended March 31, 2016 and 2015 is shown below (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenue	$8,572	$11,121
Cost of sales	$565	$1,982
Operating, general and administrative expenses	$1,845	$1,438
Depreciation and amortization expense	$3,936	$4,044
Net income	$2,225	$3,655
The equity in earnings of Glass Mountain for the three months ended March 31, 2016 reported in our condensed consolidated statement of operations and comprehensive income (loss) is less than 50% of the net income of Glass Mountain for the same period due to amortization of capitalized interest for the period.
For the three months ended March 31, 2016, we contributed $0.3 million to Glass Mountain related to capital projects.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

4.	IMPAIRMENTS
SemGas goodwill impairment

In March 2016, our SemGas segment revised the volume forecast for its northern Oklahoma system based on revised volume forecasts provided by certain producers who have been impacted by the Oklahoma Corporation Commission's Regional Earthquake Response Plan (the "OCC Plan"). The OCC Plan curtails the amount of volume that can be injected into disposal wells which reduces producers' ability to develop new wells.
Based on the reduction to our forecast, we tested our SemGas segment's long-lived assets, finite-lived intangible and goodwill for impairment at March 31, 2016. No impairment was indicated for SemGas' long-lived assets and finite-lived intangible assets based on an undiscounted cash flow analysis. However, we did record an impairment of SemGas' goodwill for the entire balance of $13.1 million.
To test the goodwill for impairment, we used an income approach, supplemented by a market approach to calculate the fair value of the reporting unit. Under the income approach, we utilized a discounted cash flow model to determine the fair value of our SemGas operations. Significant judgments and assumptions included the discount rate, anticipated revenue and volume growth rates, estimated operating expenses and capital expenditures, which were based on our operating and capital budgets as well as our strategic plans. A significant underlying assumption is that commodity prices will eventually improve, water injection issues will be resolved and production volumes will begin to increase. If production does not increase in the future or the production takes longer than anticipated to return, this would negatively affect our key assumptions and potentially lead to finite-lived intangible and long-lived asset impairments in the future. We considered the market approach by comparing the revenue and earnings multiples implied by our income approach to those of comparable companies for reasonableness.
Other-than-temporary impairment of equity method investment in NGL Energy
During the fourth quarter of 2015, the market price of NGL Energy common units fell below our carrying value per unit and remained below our carrying value as of March 31, 2016. At December 31, 2015, in accordance with ASC 320-10-S99 “Investments - Debt and Equity Securities” we assessed whether such decline in value was other than temporary. During this initial assessment, the decrease in value was determined not to be other-than-temporary. The evidence management considered in such assessment included the nature and volatility of such decline, as well as the latest public financial guidance, condition, and results of NGL Energy. Subsequently, we continued to monitor events and developments and, based on NGL Energy's April 21, 2016 announcement of a reduction in its quarterly distribution and lowering of financial performance guidance for the most recent quarter, we concluded that the decline in the value of our investment is other-than-temporary as of March 31, 2016. As such, we recorded an impairment of $39.8 million to our investment in the limited partner units of NGL Energy for the three months ended March 31, 2016. The value of our limited partner investment in NGL Energy was written-down to the market price of $11.04 on December 31, 2015, which is the date through which we have recorded our equity in earnings as discussed in Note 3. See Note 3 for discussion of the sale of our NGL Energy limited partner units on April 27, 2016.
Our investment in the general partner of NGL Energy is not considered to be impaired at March 31, 2016. There is no readily available market price for our general partner investment as these units are not publicly traded. Based on the relatively low book value of our general partner investment, the value of incentive distribution rights and comparable general partner transactions, we do not believe our investment in the general partner of NGL Energy is impaired.

5.	SEGMENTS
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
During the year ended December 31, 2015, management made the decision to disaggregate certain activities and functions within the domestic crude oil business to provide additional granularity, both internally and externally, to our operating results. As such, the prior period results of the former Crude segment have been recast to reflect the resulting

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

5.    SEGMENTS, Continued

reportable segments: Crude Transportation, Crude Facilities and Crude Supply and Logistics. Certain amounts formerly included in the Crude segment have been included in Corporate and Other in the current presentation. No other segments were impacted. Additionally, current year activity includes intersegment revenues generated by our Crude Transportation and Crude Facilities segments for services provided to our Crude Supply and Logistics segment. With the exception of intersegment trucking revenues of our Crude Transportation segment, these intersegment charges did not exist in the prior year.
The accounting policies of each segment are the same as the accounting policies of the consolidated Company. Transactions between segments are generally recorded based on prices negotiated between the segments. Certain general and administrative and interest expenses incurred at the corporate level were allocated to the segments based on our allocation policies in effect at the time.
Our results by segment are presented in the tables below (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenues:
Crude Transportation
External	$17,196	$20,327
Intersegment	7,213	3,721
Crude Facilities
External	10,133	11,405
Intersegment	2,746	—
Crude Supply and Logistics
External	176,622	102,961
SemGas
External	43,520	60,276
Intersegment	2,746	5,981
SemCAMS
External	30,866	29,724
SemLogistics
External	6,380	5,152
SemMexico
External	30,134	61,490
Corporate and Other
External	—	6,975
Intersegment	(12,705)	(9,702)
Total Revenues	$314,851	$298,310

	Three Months Ended March 31,
	2016	2015
Earnings from equity method investments:
Crude Transportation	$20,839	$20,864
SemStream(1)	2,191	(305)
Total earnings from equity method investments	$23,030	$20,559
(1) SemStream earnings from equity method investments includes gain (loss) on issuance of common units by equity method investee. Gains and losses on the disposal or impairment of equity investments are not reported within "earnings from equity method investments" in the condensed consolidated statements of operations and comprehensive income (loss).

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

5.    SEGMENTS, Continued

	Three Months Ended March 31,
	2016	2015
Depreciation and amortization:
Crude Transportation	$5,859	$8,618
Crude Facilities	1,884	1,369
Crude Supply and Logistics	40	39
SemGas	8,922	7,138
SemCAMS	3,951	3,066
SemLogistics	1,960	2,040
SemMexico	941	1,053
Corporate and Other	490	411
Total depreciation and amortization	$24,047	$23,734

	Three Months Ended March 31,
	2016	2015
Income tax expense (benefit):
SemCAMS	$965	$551
SemLogistics	59	(369)
SemMexico	607	990
Corporate and other	(23,038)	3,570
Total income tax expense (benefit)	$(21,407)	$4,742

	Three Months Ended March 31,
	2016	2015
Segment profit (1):
Crude Transportation	$25,418	$24,524
Crude Facilities	9,587	8,402
Crude Supply and Logistics	9,093	5,181
SemGas	(992)	14,880
SemCAMS	9,904	7,885
SemStream	2,181	(308)
SemLogistics	2,659	861
SemMexico	2,318	5,123
Corporate and Other	(8,341)	(23,564)
Total segment profit	$51,827	$42,984
(1) Segment profit represents revenues excluding unrealized gains (losses) related to derivative instruments plus earnings from equity method investments less cost of sales excluding depreciation and amortization and less operating and general and administrative expenses.

	Three Months Ended March 31,
	2016	2015
Reconciliation of segment profit to net income:
Total segment profit	$51,827	$42,984
Less:
Net unrealized loss (gain) related to derivative instruments	(4,548)	2,645
Depreciation and amortization	24,047	23,734

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

5.    SEGMENTS, Continued

Interest expense	18,935	14,591
Foreign currency transaction gain (loss)	1,469	(519)
Loss (gain) on sale or impairment of equity method investment	39,764	(7,894)
Other income, net	(187)	(91)
Income tax expense	(21,407)	4,742
Loss from discontinued operations, net of taxes	2	—
Net income	$(6,248)	$5,776

	March 31, 2016	December 31, 2015
Total assets (excluding intersegment receivables):
Crude Transportation	$900,365	$877,017
Crude Facilities	152,361	155,186
Crude Supply and Logistics	297,163	328,419
SemGas	700,881	719,789
SemCAMS	372,467	331,749
SemLogistics	153,939	155,794
SemMexico	86,453	89,608
SemStream	70,342	112,787
Corporate and Other	67,861	83,560
Total	$2,801,832	$2,853,909

	March 31, 2016	December 31, 2015
Equity investments:
Crude Transportation	$433,572	$438,291
SemStream	70,342	112,787
Total equity investments	$503,914	$551,078

6.	INVENTORIES
Inventories consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Crude oil	$57,075	$59,121
Asphalt and other	8,269	11,118
Total inventories	$65,344	$70,239

At March 31, 2015, our Crude Supply and Logistics segment recorded non-cash charges of $1.2 million to write-down crude oil inventory to the lower of cost or market. A lower of cost or market adjustment was not necessary at March 31, 2016.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

7.	FINANCIAL INSTRUMENTS
Fair value of financial instruments
We record certain financial assets and liabilities at fair value at each balance sheet date. The tables below summarize the balances of commodity derivative assets and liabilities at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016			December 31, 2015
Derivatives subject to netting arrangements:	Level 1	Netting*	Total	Level 1	Netting*	Total
Commodity derivatives:
Assets	$6,041	$(1,832)	$4,209	$131	$(131)	$—
Liabilities	$1,832	$(1,832)	$—	$470	$(131)	$339
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
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value levels. At March 31, 2016, all of our physical fixed price forward purchases and sales contracts were being accounted for as normal purchases and normal sales.
There were no financial assets or liabilities recorded at fair value which were classified as Level 2 or Level 3 during the three months ended March 31, 2016 and 2015. As such, no rollforward of Level 3 activity has been presented.
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

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

7.	FINANCIAL INSTRUMENTS, Continued

Forward contracts – OTC contracts to buy or sell a commodity at an agreed upon future date. The buyer and seller agree on specific terms (price, quantity, delivery period and location) and conditions at the inception of the contract.
The following table sets forth the notional quantities for commodity derivative instruments entered into (in thousands of barrels):

	Three Months Ended March 31,
	2016	2015
Sales	10,420	5,731
Purchases	10,510	5,905
We have not designated any of our commodity derivative instruments as accounting hedges. We have recorded the fair value of our commodity derivative instruments on our condensed consolidated balance sheets in other current assets and other current liabilities in the following amounts (in thousands):

	March 31, 2016		December 31, 2015
	Assets	Liabilities	Assets	Liabilities
Commodity contracts	$4,209	$—	$—	$339
We have posted margin deposits as collateral with brokers who have the right of set off associated with these funds. Our margin accounts were in a net liability position as of March 31, 2016 of $1.0 million. At December 31, 2015, our margin deposit balance was an asset of $2.9 million. These margin account balances have not been offset against our net commodity derivative instrument (contract) positions. Had these margin deposits been netted against our net commodity derivative instrument (contract) positions as of March 31, 2016 and December 31, 2015, we would have had net asset positions of $3.2 million and $2.6 million, respectively.
Realized and unrealized gains (losses) from our commodity derivatives were recorded to product revenue in the following amounts (in thousands):

	Three Months Ended March 31,
	2016	2015
Commodity contracts	$3,354	$(66)
Concentrations of risk
During the three months ended March 31, 2016, one customer of our Crude Supply and Logistics segment accounted for more than 10% of our consolidated revenues at approximately 35%. We purchased approximately $27.9 million of product from one third-party supplier of our Crude Supply and Logistics segment, which represented approximately 14% of our costs of products sold.
At March 31, 2016, one third-party customer, primarily of our Crude Supply and Logistics segment, accounted for approximately 34% of our consolidated accounts receivable.

8.	INCOME TAXES

The effective tax rate was 77% and 45% for the three months ended March 31, 2016 and 2015, respectively. Significant items that impacted the effective tax rate for each period, as compared to the U.S. federal statutory rate of 35%, include earnings in foreign jurisdictions taxed at lower rates and a non-controlling interest in Rose Rock for which taxes are not provided. Further, the foreign earnings are taxed in foreign jurisdictions as well as in the U.S., since they are disregarded entities for U.S. federal income tax purposes. These combined factors, and the magnitude of the permanent items impacting the tax rate relative to income from continuing operations before income taxes result in rates that are not comparable between the periods.
We have a valuation allowance on a small portion of our state net operating loss carryovers with shorter carryover periods and our foreign tax credit carryover. We have not released the valuation allowance on the foreign tax credits due

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

8.	INCOME TAXES, Continued

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

9.	LONG-TERM DEBT
Our long-term debt consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
SemGroup 7.50% senior unsecured notes due 2021	$300,000	$300,000
Unamortized debt issuance costs on SemGroup notes	(4,333)	(4,540)
SemGroup 7.50% senior unsecured notes due 2021, net	295,667	295,460

Rose Rock 5.625% senior unsecured notes due 2022	400,000	400,000
Unamortized debt issuance costs on Rose Rock 2022 notes	(6,709)	(6,975)
Rose Rock 5.625% senior unsecured notes due 2022, net	393,291	393,025

Rose Rock 5.625% senior unsecured notes due 2023	350,000	350,000
Unamortized discount on Rose Rock 2023 notes	(5,317)	(5,455)
Unamortized debt issuance costs on Rose Rock 2023 notes	(5,098)	(5,266)
Rose Rock 5.625% senior unsecured notes due 2023, net	339,585	339,279

SemGroup corporate revolving credit facility	70,000	30,000
Rose Rock revolving credit facility	24,000	—
SemMexico revolving credit facility	—	—
Capital leases	72	83
Total long-term debt, net	1,122,615	1,057,847
Less: current portion of long-term debt	27	31
Noncurrent portion of long-term debt, net	$1,122,588	$1,057,816
SemGroup senior unsecured notes due 2021
For the three months ended March 31, 2016 and 2015, we incurred $5.8 million and $5.8 million, respectively, of interest expense related to $300 million of 7.50% senior unsecured notes due 2021 (the "SemGroup Notes") including the amortization of debt issuance costs.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

9.	LONG-TERM DEBT, Continued

SemGroup corporate revolving credit facility
At March 31, 2016, we had $70.0 million of outstanding cash borrowings on our $500 million revolving credit facility of which $40.0 million incurred interest at the alternate base rate ("ABR") and $30.0 million incurred interest at the Eurodollar rate. The interest rate in effect at March 31, 2016 on ABR borrowings was 4.50%. The interest rate in effect at March 31, 2016 on Eurodollar rate borrowings was 2.62%.
At March 31, 2016, we had outstanding letters of credit under the facility of $5.3 million, for which the rate in effect was 2.0%.
We incurred interest expense related to the SemGroup revolving credit facility of $1.4 million and $1.0 million for the three months ended March 31, 2016 and 2015, respectively, including amortization of debt issuance costs.
Rose Rock senior unsecured notes due 2022
At March 31, 2016, Rose Rock had outstanding $400 million of 5.625% senior unsecured notes due 2022 (the "Rose Rock 2022 Notes"). For the three months ended March 31, 2016 and 2015, we incurred $5.9 million and $5.8 million, respectively, of interest expense related to the Rose Rock 2022 Notes including amortization of debt issuance costs.
Rose Rock senior unsecured notes due 2023
At March 31, 2016, Rose Rock had $350 million of 5.625% senior unsecured notes due 2023 (the “Rose Rock 2023 Notes”), which were issued on May 14, 2015. For the three months ended March 31, 2016, we incurred $5.2 million of interest expense related to the Rose Rock 2023 Notes including amortization of debt issuance costs.
Rose Rock revolving credit facility
At March 31, 2016, Rose Rock had $24.0 million of outstanding cash borrowings under the $585 million Rose Rock revolving credit facility, which incurred interest at the ABR rate. At March 31, 2016, the interest rate in effect on ABR borrowings was 5.0%.
At March 31, 2016, Rose Rock had $33.4 million in outstanding letters of credit, and the rate in effect was 2.50%.
Rose Rock had $33.5 million of secured bilateral letters of credit outstanding at March 31, 2016. The interest rate in effect was 1.75%. Secured bilateral letters of credit are external to the facility and do not reduce availability for borrowing on the revolving credit facility.
We incurred $1.5 million and $2.3 million of interest expense related to this facility during the three months ended March 31, 2016 and 2015, respectively, including letters of credit and amortization of debt issuance costs.
SemMexico revolving credit facility
At March 31, 2016, SemMexico had a $100 million Mexican pesos (U.S. $5.8 million at the March 31, 2016 exchange rate) revolving credit facility, which matures in May 2018. There were no outstanding borrowings on the facility at March 31, 2016. Borrowings are unsecured and bear interest at the bank prime rate in Mexico plus 1.50%.
At March 31, 2016, SemMexico had an outstanding letter of credit of $292.8 million Mexican pesos (U.S. $17.0 million at the March 31, 2016 exchange rate). The letter of credit was issued for a fee of 0.25%.
Capitalized interest
During the three months ended March 31, 2016 and 2015, we capitalized interest of $0.8 million and $0.3 million, respectively.
Fair value
We estimate the fair value of the SemGroup Notes, the Rose Rock 2022 Notes and the Rose Rock 2023 Notes to be $242 million, $270 million and $228 million, respectively, at March 31, 2016, based on unadjusted, transacted market prices near the measurement date, which are categorized as Level 2 measurements. We estimate that the fair value of our revolving long-term debt was not materially different than the reported values at March 31, 2016, and is categorized as a Level 2 measurement. It is our belief that neither the market interest rates nor our credit profile have changed significantly enough to have had a material impact on the fair value of our revolving debt outstanding at March 31, 2016.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

10.	COMMITMENTS AND CONTINGENCIES
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
Dimmit County, TX claims
An employee of Rose Rock Midstream Field Services, LLC was involved in a tractor trailer accident on January 15, 2015 in Dimmit County, Texas.  A second accident followed resulting in six fatalities and multiple injuries.  Multiple lawsuits involving claims of wrongful death and personal injury were filed in Zavala County and Dimmit County, Texas.  These lawsuits have been consolidated and the trial will be held in the District Court, 293rd Judicial District, Zavala County, Texas.  The trial for cause number 15-01-13356-ZCV, Maribel Rodriguez and the Estate of David Rodriguez, et al., vs. Rose Rock Midstream Field Services, LLC, SemGroup Corporation, Rose Rock Midstream, L.P. and SemManagement LLC, et al., was set to begin on April 12, 2016, and has been postponed to June 13, 2016. Mediation including all parties is scheduled for the second week of May 2016.  Although the plaintiffs currently claim total damages in an amount in excess of our insurance coverage, we believe that any liability that may arise from this action will be within the limits covered by our insurance.  We will continue to defend our position, however we cannot predict the outcome.
Environmental
We may, from time to time, experience leaks of petroleum products from our facilities and, as a result of which, we may incur remediation obligations or property damage claims. In addition, we are subject to numerous environmental regulations. Failure to comply with these regulations could result in the assessment of fines or penalties by regulatory authorities.
The Kansas Department of Health and Environment ("the KDHE") initiated discussions during our bankruptcy proceeding regarding six of our sites in Kansas (five owned by Crude Transportation and one owned by SemGas) that KDHE believed, based on their historical use, may have had soil or groundwater contamination in excess of state standards. KDHE sought our agreement to undertake assessments of these sites to determine whether they are contaminated. We reached an agreement with KDHE on this matter and entered into a Consent Agreement and Final Order with KDHE to conduct environmental assessments on the sites and to pay KDHE’s costs associated with their

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

10.	COMMITMENTS AND CONTINGENCIES, Continued

oversight of this matter. We have conducted Phase II investigations at all sites. Four sites are in various stages of follow up investigation, remediation, monitoring, or closure under KDHE oversight.  The environmental work at these sites is being completed under consent orders between Rose Rock Midstream Crude, LP and the KDHE. Two of the remaining sites have limited impacts to shallow soil and groundwater and the groundwater is currently being monitored on a semi-annual basis until such time that closure can be granted by the KDHE.  No active remediation is anticipated for these two sites.  The final two sites have required additional investigation and soil and groundwater remediation may be necessary to achieve KDHE closure. We do not anticipate any penalties or fines for these historical sites.
We received a Notice of Probable Violation and Civil Penalty dated March 29, 2016 from the U.S. Department of Transportation (the “Notice”) for alleged violations of pipeline operation and maintenance regulations related to a 2014 crude oil release that occurred on our Blackwell to See pipeline segment located in Oklahoma.  This pipeline segment was idled in March 2016 when we initiated service on our new pipeline segment that transports Kansas crude volumes to our Cushing, Oklahoma terminal.  The Notice proposes a penalty of $600,200. We responded to the Notice in April 2016 with information that we believe warrants reduction of the amount of the proposed penalty.
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
Asset retirement obligations
We will be required to incur significant removal and restoration costs when we retire our natural gas gathering and processing facilities in Canada. At March 31, 2016, we have an asset retirement obligation liability of $17.6 million, which is included within other noncurrent liabilities on our condensed consolidated balance sheets. This amount was calculated using the $125.9 million cost we estimate we would incur to retire these facilities, discounted based on our risk-adjusted cost of borrowing and the estimated timing of remediation.
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
Purchase and sale commitments
We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We account for derivatives at fair value with the exception of commitments which have been designated as normal purchases and sales for which we do not record assets or liabilities related to these agreements until the product is purchased or sold. At March 31, 2016, such commitments included the following (in thousands):

	Volume (Barrels)	Value
Fixed price purchases	2,459	$86,203
Fixed price sales	3,613	$128,923
Floating price purchases	15,214	$579,964
Floating price sales	19,915	$678,336

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

10.	COMMITMENTS AND CONTINGENCIES, Continued

Certain of the commitments shown in the table above relate to agreements to purchase product from a counterparty and to sell a similar amount of product (in a different location) to the same counterparty. Many of the commitments shown in the table above are cancellable by either party, as long as notice is given within the time frame specified in the agreement (generally 30 to 120 days).
Our SemGas segment has a take or pay contractual obligation related to the fractionation of natural gas liquids through June 2023. At March 31, 2016, approximately $394 thousand was due under the contract. The approximate amount of future obligation is as follows (in thousands):

For year ending:
December 31, 2016	$8,894
December 31, 2017	11,938
December 31, 2018	10,060
December 31, 2019	9,121
December 31, 2020	8,451
Thereafter	15,940
Total expected future payments	$64,404
SemGas also enters into contracts under which we are responsible for marketing the majority of the gas and natural gas liquids produced by the counterparties to the agreements. The majority of SemGas’ revenues were generated from such contracts.
Rose Rock has a take-or-pay obligation with our equity method investee, White Cliffs, for approximately 5,000 barrels per day of space on White Cliffs' pipeline. The agreement became effective in October 2015 and has a term of 5 years. Annual payments to White Cliffs under the agreement are expected to be $9.4 million.
See Note 3 for capital contribution requirements related to the White Cliffs expansion.

11.	EQUITY
Unaudited condensed consolidated statement of changes in owners’ equity
The following table shows the changes in our consolidated owners’ equity accounts from December 31, 2015 to March 31, 2016 (in thousands):

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Owners’ Equity
Balance at December 31, 2015	$439	$1,217,255	$(5,593)	$(38,012)	$(58,562)	$80,829	$1,196,356
Net income (loss)	—	—	—	(15,268)	—	9,020	(6,248)
Other comprehensive loss, net of income taxes	—	—	—	—	(4,109)	—	(4,109)
Distributions to noncontrolling interests	—	—	—	—	—	(10,833)	(10,833)
Dividends paid	—	(19,887)	—	—	—	—	(19,887)
Unvested dividend equivalent rights	—	222	—	—	—	153	375
Non-cash equity compensation	—	2,466	—	—	—	365	2,831
Issuance of common stock under compensation plans	2	688	—	—	—	—	690
Repurchase of common stock	—	—	(807)	—	—	—	(807)
Balance at March 31, 2016	$441	$1,200,744	$(6,400)	$(53,280)	$(62,671)	$79,534	$1,158,368

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

11.	EQUITY, Continued

Accumulated other comprehensive loss
The following table presents the changes in the components of accumulated other comprehensive loss from December 31, 2015 to March 31, 2016 (in thousands):

	Currency Translation	Employee Benefit Plans	Total
Balance at December 31, 2015	$(57,201)	$(1,361)	$(58,562)
Currency translation adjustment, net of income tax benefit of $2,508	(4,114)	—	(4,114)
Changes related to benefit plans, net of income tax expense of $2	—	5	5
Balance at March 31, 2016	$(61,315)	$(1,356)	$(62,671)
There were no significant items reclassified out of accumulated other comprehensive loss to net income for the three months ended March 31, 2016.
Common stock
During the three months ended March 31, 2016, we issued 30,718 shares under the Employee Stock Purchase Plan and 131,806 shares related to our equity based compensation awards.
Equity-based compensation
At March 31, 2016, there were 796,797 unvested shares that have been granted under our director and employee compensation programs. The par value of these shares is not reflected in common stock on the condensed consolidated balance sheet, as these shares have not yet vested. For certain of the awards, the number of shares that will vest is contingent upon our achievement of certain specified targets. If we meet the specified maximum targets, approximately 408,000 additional shares could vest.
The holders of certain restricted stock awards are entitled to equivalent dividends (“UDs”) to be received upon vesting of the related restricted stock awards and will be settled in cash. At March 31, 2016, the value of the UDs to be settled in cash related to unvested restricted stock awards was approximately $373 thousand.
During the three months ended March 31, 2016, we granted 517,303 restricted stock awards with a weighted average grant date fair value of $18.59 per award.
Dividends
The following table sets forth the quarterly dividends per share declared and/or paid to shareholders for the periods indicated:

Quarter Ending	Dividend Per Share	Date of Record	Date Paid
March 31, 2015	$0.34	March 9, 2015	March 20, 2015
June 30, 2015	$0.38	May 18, 2015	May 29, 2015
September 30, 2015	$0.42	August 17, 2015	August 25, 2015
December 31, 2015	$0.45	November 16, 2015	November 24, 2015
March 31, 2016	$0.45	March 7, 2016	March 17, 2016
June 30, 2016	$0.45	May 16, 2016	May 26, 2016

12.	EARNINGS PER SHARE
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

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

12.	EARNINGS PER SHARE, Continued

participating securities in accordance with the contractual terms of Rose Rock's partnership agreement and as further prescribed under the two-class method. Incentive distribution rights do not participate in undistributed earnings.
Basic earnings per share is calculated based on the weighted average shares outstanding during the period. Diluted earnings per share includes the dilutive effect of unvested equity compensation awards.
The following summarizes the calculation of basic earnings per share for the three months ended March 31, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Continuing Operations	Discontinued Operations	Net	Continuing Operations	Discontinued Operations	Net
Income (loss)	$(6,246)	$(2)	$(6,248)	$5,776	$—	$5,776
less: Income attributable to noncontrolling interests	9,020	—	9,020	4,310	—	4,310
Income (loss) attributable to SemGroup	$(15,266)	$(2)	$(15,268)	$1,466	$—	$1,466
Weighted average common stock outstanding	43,870	43,870	43,870	43,717	43,717	43,717
Basic earnings (loss) per share	$(0.35)	$—	$(0.35)	$0.03	$—	$0.03

The following summarizes the calculation of diluted earnings per share for the three months ended March 31, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Continuing Operations	Discontinued Operations	Net	Continuing Operations	Discontinued Operations	Net
Income (loss)	$(6,246)	$(2)	$(6,248)	$5,776	$—	$5,776
less: Income attributable to noncontrolling interests	9,020	—	9,020	4,310	—	4,310
Income (loss) attributable to SemGroup	$(15,266)	$(2)	$(15,268)	$1,466	$—	$1,466
Weighted average common stock outstanding	43,870	43,870	43,870	43,717	43,717	43,717
Effect of dilutive securities	—	—	—	223	223	223
Diluted weighted average common stock outstanding	43,870	43,870	43,870	43,940	43,940	43,940
Diluted earnings (loss) per share	$(0.35)	$—	$(0.35)	$0.03	$—	$0.03

For the three months March 31, 2016, we experienced a net loss, as such the unvested equity compensation awards would have been antidilutive and, therefore, were not included in the computation of diluted earnings per share.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

13.	SUPPLEMENTAL CASH FLOW INFORMATION
The following table summarizes the changes in the components of operating assets and liabilities shown on our condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2016	2015
Decrease (increase) in restricted cash	$32	$342
Decrease (increase) in accounts receivable	40,535	56,863
Decrease (increase) in receivable from affiliates	2,237	1,663
Decrease (increase) in inventories	4,834	(25,857)
Decrease (increase) in derivatives and margin deposits	3,914	(2,356)
Decrease (increase) in other current assets	1,582	2,280
Decrease (increase) in other assets	12	(628)
Increase (decrease) in accounts payable and accrued liabilities	(55,581)	(51,435)
Increase (decrease) in payable to affiliates	(1,626)	2,728
Increase (decrease) in payables to pre-petition creditors	—	(2)
Increase (decrease) in other noncurrent liabilities	(511)	95
	$(4,572)	$(16,307)

Other supplemental disclosures
We paid cash interest of $13.3 million and $15.0 million for the three months ended March 31, 2016 and 2015, respectively.
We paid cash for income taxes (net of refunds received) of $1.1 million and $3.3 million for the three months ended March 31, 2016 and 2015, respectively.
We incurred liabilities for construction work in process that had not been paid of $7.3 million and $16.6 million as of March 31, 2016 and 2015, respectively. Such amounts are not included in capital expenditures on the consolidated statements of cash flows.

14.	RELATED PARTY TRANSACTIONS
NGL Energy
As described in Note 3, we own interests in NGL Energy, which we account for under the equity method.
During the three months ended March 31, 2016 and 2015, we generated the following transactions with NGL Energy and its subsidiaries (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenues	$8,529	$45,469
Purchases	$6,830	$35,234
Reimbursements from NGL Energy for services	$—	$42
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

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
14.     RELATED PARTY TRANSACTIONS, Continued

White Cliffs
During the three months ended March 31, 2016 and 2015, we generated storage revenue from White Cliffs of approximately $1.1 million and $1.0 million, respectively. We incurred $2.5 million and $0.7 million of cost for the three months ended March 31, 2016 and 2015, respectively, related to transportation fees for shipments on White Cliffs. We received $0.1 million and $0.1 million in management fees from White Cliffs for the three months ended March 31, 2016 and 2015, respectively.
Glass Mountain
We incurred $1.9 million and $0.5 million of cost for the three months ended March 31, 2016 and 2015, respectively, related to transportation fees for shipments on the Glass Mountain Pipeline. We received $0.2 million and $0.2 million in fees from Glass Mountain for the three months ended March 31, 2016 and 2015, respectively, related to support and administrative services associated with pipeline operations. We made purchases of crude oil of $0.4 million and $1.5 million from Glass Mountain during the three months ended March 31, 2016 and 2015, respectively.
Legal services
The law firm of Conner & Winters, LLP, of which Mark D. Berman is a partner, performs legal services for us. Mr. Berman is the spouse of Candice L. Cheeseman, Vice President and General Counsel. Mr. Berman does not perform any legal services for us. SemGroup paid $0.2 million and $0.3 million in legal fees and related expenses to this law firm during the three months ended March 31, 2016 and 2015, respectively.

15.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS

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
In June 2015, SemCanada, L.P. and SemCanada II, L.P. were released as Guarantors and no longer guarantee our SemGroup Notes. Prior period comparative information has been recast to reflect SemCanada, L.P. and SemCanada II, L.P. as non-guarantors.
Unaudited condensed consolidating financial statements for the Parent, the Guarantors and non-guarantors as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015 are presented on an equity method basis in the tables below (in thousands).
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

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Balance Sheets

	March 31, 2016
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$2,608	$—	$71,969	$(2,088)	$72,489
Accounts receivable, net	703	14,561	273,574	—	288,838
Receivable from affiliates	2,209	881	3,742	(3,155)	3,677
Inventories	—	122	65,222	—	65,344
Other current assets	8,323	161	10,270	—	18,754
Total current assets	13,843	15,725	424,777	(5,243)	449,102
Property, plant and equipment, net	4,474	539,195	1,086,082	—	1,629,751
Equity method investments	1,553,273	495,139	433,574	(1,978,072)	503,914
Goodwill	—	—	35,008	—	35,008
Other intangible assets, net	19	142,133	17,344	—	159,496
Other noncurrent assets	18,761	813	4,987	—	24,561
Total assets	$1,590,370	$1,193,005	$2,001,772	$(1,983,315)	$2,801,832
LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$255	$9,587	$205,909	$—	$215,751
Payable to affiliates	73	25	6,464	(3,155)	3,407
Accrued liabilities	10,370	13,341	61,976	1	85,688
Other current liabilities	321	—	11,559	—	11,880
Total current liabilities	11,019	22,953	285,908	(3,154)	316,726
Long-term debt, net	365,667	7,125	773,421	(23,625)	1,122,588
Deferred income taxes	132,249	—	48,350	—	180,599
Other noncurrent liabilities	2,601	—	20,950	—	23,551
Commitments and contingencies
Owners’ equity excluding noncontrolling interests in consolidated subsidiaries	1,078,834	1,162,927	793,609	(1,956,536)	1,078,834
Noncontrolling interests in consolidated subsidiaries	—	—	79,534	—	79,534
Total owners’ equity	1,078,834	1,162,927	873,143	(1,956,536)	1,158,368
Total liabilities and owners’ equity	$1,590,370	$1,193,005	$2,001,772	$(1,983,315)	$2,801,832

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	December 31, 2015
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$4,559	$—	$55,101	$(1,564)	$58,096
Restricted cash	—	—	32	—	32
Accounts receivable, net	640	20,015	306,058	—	326,713
Receivable from affiliates	1,616	1,119	6,141	(2,962)	5,914
Inventories	—	(48)	70,287	—	70,239
Other current assets	8,477	359	10,551	—	19,387
Total current assets	15,292	21,445	448,170	(4,526)	480,381
Property, plant and equipment, net	4,335	536,628	1,025,858	—	1,566,821
Equity method investments	1,546,853	426,801	438,291	(1,860,867)	551,078
Goodwill	—	13,052	34,980	—	48,032
Other intangible assets, net	20	144,183	18,020	—	162,223
Other noncurrent assets	39,358	881	5,135	—	45,374
Total assets	$1,605,858	$1,142,990	$1,970,454	$(1,865,393)	$2,853,909
LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$734	$11,221	$261,711	$—	$273,666
Payable to affiliates	78	155	7,762	(2,962)	5,033
Accrued liabilities	5,551	10,957	68,534	5	85,047
Other current liabilities	569	—	12,712	—	13,281
Total current liabilities	6,932	22,333	350,719	(2,957)	377,027
Long-term debt, net	325,460	7,340	748,856	(23,840)	1,057,816
Deferred income taxes	155,411	—	45,542	—	200,953
Other noncurrent liabilities	2,528	—	19,229	—	21,757
Commitments and contingencies
Owners’ equity excluding noncontrolling interests in consolidated subsidiaries	1,115,527	1,113,317	725,279	(1,838,596)	1,115,527
Noncontrolling interests in consolidated subsidiaries	—	—	80,829	—	80,829
Total owners’ equity	1,115,527	1,113,317	806,108	(1,838,596)	1,196,356
Total liabilities and owners’ equity	$1,605,858	$1,142,990	$1,970,454	$(1,865,393)	$2,853,909

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Statements of Operations

	Three Months Ended March 31, 2016
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$33,398	$206,244	$(2,746)	$236,896
Service	—	12,868	51,205	—	64,073
Other	—	—	13,882	—	13,882
Total revenues	—	46,266	271,331	(2,746)	314,851
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	24,609	175,084	(2,746)	196,947
Operating	—	7,693	42,499	—	50,192
General and administrative	5,872	2,246	12,942	—	21,060
Depreciation and amortization	380	8,874	14,793	—	24,047
Loss on disposal or impairment of long-lived assets, net	—	13,052	255	—	13,307
Total expenses	6,252	56,474	245,573	(2,746)	305,553
Earnings from equity method investments	6,590	19,180	20,839	(23,538)	23,071
Loss on issuance of common units by equity method investee	(41)	—	—	—	(41)
Operating income	297	8,972	46,597	(23,538)	32,328
Other expenses (income), net:
Interest expense (income)	(577)	8,003	11,746	(237)	18,935
Foreign currency transaction loss	—	—	1,469	—	1,469
Loss on sale or impairment of equity method investment	39,764	—	—	—	39,764
Other income, net	(237)	—	(187)	237	(187)
Total other expenses, net	38,950	8,003	13,028	—	59,981
Income (loss) from continuing operations before income taxes	(38,653)	969	33,569	(23,538)	(27,653)
Income tax expense (benefit)	(23,385)	—	1,978	—	(21,407)
Income (loss) from continuing operations	(15,268)	969	31,591	(23,538)	(6,246)
Loss from discontinued operations, net of income taxes	—	(2)	—	—	(2)
Net income (loss)	(15,268)	967	31,591	(23,538)	(6,248)
Less: net income attributable to noncontrolling interests	—	—	9,020	—	9,020
Net income (loss) attributable to SemGroup	$(15,268)	$967	$22,571	$(23,538)	$(15,268)
Net income (loss)	$(15,268)	$967	$31,591	$(23,538)	$(6,248)
Other comprehensive income (loss), net of income taxes	(20,466)	216	16,141	—	(4,109)
Comprehensive income (loss)	(35,734)	1,183	47,732	(23,538)	(10,357)
Less: comprehensive income attributable to noncontrolling interests	—	—	9,020	—	9,020
Comprehensive income (loss) attributable to SemGroup	$(35,734)	$1,183	$38,712	$(23,538)	$(19,377)

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Three Months Ended March 31, 2015
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$51,053	$175,052	$(5,974)	$220,131
Service	—	14,459	47,418	—	61,877
Other	—	—	16,302	—	16,302
Total revenues	—	65,512	238,772	(5,974)	298,310
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	40,668	157,378	(5,974)	192,072
Operating	—	8,114	44,976	—	53,090
General and administrative	17,602	2,064	12,644	—	32,310
Depreciation and amortization	294	7,033	16,407	—	23,734
Loss (gain) on disposal or impairment of long-lived assets, net	—	(1)	1,059	—	1,058
Total expenses	17,896	57,878	232,464	(5,974)	302,264
Earnings from equity method investments	14,805	12,528	20,864	(27,638)	20,559
Operating income (loss)	(3,091)	20,162	27,172	(27,638)	16,605
Other expenses (income), net:
Interest expense	1,422	5,491	8,444	(766)	14,591
Foreign currency transaction gain	—	—	(519)	—	(519)
Gain on sale or impairment of equity method investment	(7,894)	—	—	—	(7,894)
Other income, net	(792)	—	(65)	766	(91)
Total other expense (income), net	(7,264)	5,491	7,860	—	6,087
Income from continuing operations before income taxes	4,173	14,671	19,312	(27,638)	10,518
Income tax expense	2,707	—	2,035	—	4,742
Net income	1,466	14,671	17,277	(27,638)	5,776
Less: net income attributable to noncontrolling interests	—	—	4,310	—	4,310
Net income attributable to SemGroup	$1,466	$14,671	$12,967	$(27,638)	$1,466
Net income	$1,466	$14,671	$17,277	$(27,638)	$5,776
Other comprehensive income (loss), net of income taxes	8,646	—	(17,706)	—	(9,060)
Comprehensive income (loss)	10,112	14,671	(429)	(27,638)	(3,284)
Less: comprehensive income attributable to noncontrolling interests	—	—	4,310	—	4,310
Comprehensive income (loss) attributable to SemGroup	$10,112	$14,671	$(4,739)	$(27,638)	$(7,594)

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Statements of Cash Flows

	Three Months Ended March 31, 2016
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$24,745	$10,727	$29,516	$(17,448)	$47,540
Cash flows from investing activities:
Capital expenditures	(518)	(9,781)	(63,221)	—	(73,520)
Proceeds from sale of long-lived assets	—	—	40	—	40
Contributions to equity method investments	—	—	(1,356)	—	(1,356)
Distributions in excess of equity in earnings of affiliates	2,158	—	6,074	(2,158)	6,074
Net cash provided by (used in) investing activities	1,640	(9,781)	(58,463)	(2,158)	(68,762)
Cash flows from financing activities:
Borrowings on credit facilities	90,500	—	83,500	—	174,000
Principal payments on credit facilities and other obligations	(50,500)	—	(59,511)	—	(110,011)
Distributions to noncontrolling interests	—	—	(10,833)	—	(10,833)
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(807)	—	—	—	(807)
Dividends paid	(19,887)	—	—	—	(19,887)
Proceeds from issuance of common stock under employee stock purchase plan	269	—	—	—	269
Intercompany borrowings (advances), net	(47,911)	(946)	29,775	19,082	—
Net cash provided by (used in) financing activities	(28,336)	(946)	42,931	19,082	32,731
Effect of exchange rate changes on cash and cash equivalents	—	—	2,884	—	2,884
Change in cash and cash equivalents	(1,951)	—	16,868	(524)	14,393
Cash and cash equivalents at beginning of period	4,559	—	55,101	(1,564)	58,096
Cash and cash equivalents at end of period	$2,608	$—	$71,969	$(2,088)	$72,489

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Three Months Ended March 31, 2015
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$5,224	$4,610	$15,719	$(7,009)	$18,544
Cash flows from investing activities:
Capital expenditures	(769)	(34,152)	(49,406)	—	(84,327)
Proceeds from sale of long-lived assets	—	12	105	—	117
Proceeds from the sale of Wattenberg Holding, LLC and Glass Mountain Holding, LLC to Rose Rock Midstream L.P.	251,181	—	—	(251,181)	—
Contributions to equity method investments	—	—	(15,182)	—	(15,182)
Proceeds from sale of common units of equity method investee	29,012	—	—	—	29,012
Distributions in excess of equity in earnings of affiliates	5,435	—	5,201	(5,435)	5,201
Net cash provided by (used in) investing activities	284,859	(34,140)	(59,282)	(256,616)	(65,179)
Cash flows from financing activities:
Debt issuance costs	(601)	—	—	—	(601)
Borrowings on credit facilities	110,000	—	312,000	—	422,000
Principal payments on credit facilities and other obligations	(79,000)	—	(83,012)	—	(162,012)
Proceeds from issuance of Rose Rock Midstream, L.P. common units, net of offering costs	—	—	89,119	—	89,119
Distributions to noncontrolling interests	—	—	(8,953)	—	(8,953)
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(3,630)	—	—	—	(3,630)
Dividends paid	(14,846)	—	—	—	(14,846)
Proceeds from issuance of common stock under employee stock purchase plan	313	—	—	—	313
Intercompany borrowing (advances), net	(59,161)	29,530	(235,187)	264,818	—
Net cash provided by (used in) financing activities	(46,925)	29,530	73,967	264,818	321,390
Effect of exchange rate changes on cash and cash equivalents	—	—	172	—	172
Change in cash and cash equivalents	243,158	—	30,576	1,193	274,927
Cash and cash equivalents at beginning of period	9,254	—	35,445	(4,101)	40,598
Cash and cash equivalents at end of period	$252,412	$—	$66,021	$(2,908)	$315,525

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated interim financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC.

Overview of Business
Our business is to provide gathering, transportation, storage, distribution, marketing and other midstream services primarily to producers, refiners of petroleum products and other market participants located in the Midwest and Rocky Mountain regions of the United States of America (the "U.S.") and Canada. We, or our significant equity method investees, have an asset base consisting of pipelines, gathering systems, storage facilities, terminals, processing plants and other distribution assets located between North American production and supply areas, including the Gulf Coast, Midwest, Rocky Mountain and Western Canadian regions. We also maintain and operate storage, terminal and marine facilities at Milford Haven in the United Kingdom (the "U.K.") that enable customers to supply petroleum products to markets in the Atlantic Basin. We also operate a network of liquid asphalt cement terminals throughout Mexico. Our operations are conducted directly and indirectly through our primary business segments – Crude Transportation, Crude Facilities, Crude Supply and Logistics, SemGas®, SemCAMS, SemLogistics, SemMexico and SemStream®.
Our Assets
At March 31, 2016, our segments owned the following:

•	Crude Transportation operates crude oil pipelines and truck transportation businesses in the U.S. Crude Transportation’s assets include:

•
a 400-mile crude oil gathering and transportation pipeline system with over 630,000 barrels of associated storage capacity in Kansas and northern Oklahoma that is connected to several third-party pipelines and refineries;

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

•	a 50% ownership interest in Glass Mountain Pipeline, LLC ("Glass Mountain"), which owns a 215-mile crude oil pipeline in western and north central Oklahoma ("the Glass Mountain Pipeline").

•	Crude Facilities operates crude oil storage and terminal businesses in the U.S. Crude Facilities assets include:

•
approximately 7.6 million barrels of crude oil storage capacity in Cushing, Oklahoma, of which 6.25 million barrels are leased to customers and 1.35 million barrels are used for crude oil operations and marketing activities; and

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

•
Crude Supply and Logistics operates a crude oil marketing business which utilizes our Crude Transportation and Crude Facilities assets for marketing purposes. Additionally, Crude Supply and Logistics' assets include:

•	approximately 61,800 barrels of crude oil storage capacity in Trenton and Stanley, North Dakota.

•	SemGas, which provides natural gas gathering and processing services in the U.S. SemGas owns and operates gathering systems and four processing plants with 595 million cubic feet per day of capacity.

•
SemCAMS, which provides natural gas gathering and processing services in Alberta, Canada. SemCAMS owns working interests in, and operates, four natural gas processing plants with a combined operating capacity of 695 million cubic feet per day.

•
SemLogistics, which provides refined product and crude oil storage services in the U.K. SemLogistics owns a facility in Wales that has multi-product storage capacity of approximately 8.7 million barrels.

•
SemMexico, which purchases, produces, stores, and distributes liquid asphalt cement products in Mexico. SemMexico operates an in-country network of twelve asphalt cement terminals and modification facilities and two marine terminals.

•	SemStream, which owns 4,652,568 common units representing limited partner interests in NGL Energy Partners LP ("NGL Energy") (NYSE: NGL) and an 11.78% interest in the general partner of NGL Energy.

Outlook and Recent Developments

We expect commodity prices to remain challenged and costs of capital to remain sharply higher throughout 2016 as compared to 2015. Fee-based and take-or-pay arrangements are a significant component of our portfolio, which serves to somewhat reduce the influence of commodity price fluctuations on our operating results and cash flows. However, producer activities are being impacted by lower energy commodity prices which will reduce our volumes. The credit profiles and financial prospects of certain of our producer customers are increasingly challenged by the current market conditions, which ultimately may result in further reductions of our volumes, or in re-negotiation of certain contractual provisions affecting our revenues. Such reductions as well as further or prolonged declines in energy commodity prices may result in non-cash impairments of our assets.
Certain of our producer customers operating in Oklahoma are further being impacted by the Oklahoma Corporation Commission's Regional Earthquake Response Plan (the "OCC Plan"). The OCC Plan curtails the amount of volume that can be injected into disposal wells which reduces producers' ability to develop new wells.
On April 27, 2016, we sold all of our NGL Energy limited partner units for $13.00 per unit. We expect to record a gain of approximately $9.1 million in the second quarter related to this transaction.
On May 1, 2016, Midstates Petroleum Company, Inc. and Midstates Petroleum Company LLC (together, “Midstates”), a customer of our SemGas segment, announced that they have filed for voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code.  The bankruptcy court granted Midstates' motions seeking authority to pay expenses associated with production operation activities, drilling and completion activities, costs associated with gathering, processing, transportation and marketing, and expenses related to joint interest billings for non-operated properties.  As a result, we do not currently expect this event to have a material impact on our financial condition or future results of operations.
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

Results of Operations
Consolidated Results of Operations

	Three Months Ended March 31,
(in thousands)	2016	2015
Revenue	$314,851	$298,310
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	196,947	192,072
Operating	50,192	53,090
General and administrative	21,060	32,310
Depreciation and amortization	24,047	23,734
Loss on disposal or impairment, net	13,307	1,058
Total expenses	305,553	302,264
Earnings from equity method investments	23,071	20,559
Loss on issuance of common units by equity method investee	(41)	—
Operating income	32,328	16,605
Other expenses (income), net:
Interest expense	18,935	14,591
Foreign currency transaction loss (gain)	1,469	(519)
Loss (gain) on sale or impairment of equity method investment	39,764	(7,894)
Other income, net	(187)	(91)
Total other expenses, net	59,981	6,087
Income (loss) from continuing operations before income taxes	(27,653)	10,518
Income tax expense (benefit)	(21,407)	4,742
Income (loss) from continuing operations	(6,246)	5,776
Loss from discontinued operations, net of income taxes	(2)	—
Net income (loss)	$(6,248)	$5,776
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
Interest expense
Interest expense increased in the three months ended March 31, 2016, to $18.9 million from $14.6 million in the three months ended March 31, 2015. The increase is due primarily to the issuance of $350 million of 5.625% senior unsecured notes on May 14, 2015 by Rose Rock.
Loss (gain) on sale or impairment of equity method investment
During the three months ended March 31, 2016, we recorded a $39.8 million impairment to our equity method investment in NGL Energy based on a fair value of the common units lower than the book value and NGL Energy's announced decreases in distributions and guidance. During the three months ended March 31, 2015, we recognized gains on the sale of common units of NGL Energy.

During the fourth quarter of 2015, the market price of NGL Energy common units fell below our carrying value per unit and remained below our carrying value as of March 31, 2016. At December 31, 2015, in accordance with ASC 320-10-S99 “Investments - Debt and Equity Securities” we assessed whether such decline in value was other than temporary. During this initial assessment, the decrease in value was determined not to be other-than-temporary. The evidence management considered in such assessment included the nature and volatility of such decline, as well as the latest public financial guidance, condition, and results of NGL Energy. Subsequently, we continued to monitor events and developments and, based on NGL Energy's April 21, 2016 announcement of a reduction in its quarterly distribution and lowering of financial performance guidance for the most recent quarter, we concluded that the decline in the value of our investment is other-than-temporary as of March 31, 2016. As such, we recorded an impairment of $39.8 million to our investment in the limited partner units of NGL Energy for the three months ended March 31, 2016. The value of our limited partner investment in NGL Energy was written-down to the market price of $11.04 on December 31, 2015, which is the date through which we have recorded our equity in earnings as discussed in Note 3. See Note 3 for discussion of the sale of our NGL Energy limited partner units on April 27, 2016.
Our investment in the general partner of NGL Energy is not considered to be impaired at March 31, 2016. There is no readily available market price for our general partner investment as these units are not publicly traded. Based on the relatively low book value of our general partner investment, the value of incentive distribution rights and comparable general partner transactions, we do not believe our investment in the general partner of NGL Energy is impaired.
Income tax expense (benefit)
We reported an income tax benefit of $21.4 million for the three months ended March 31, 2016 compared to an expense of $4.7 million for the three months ended March 31, 2015. The effective tax rate was 77% and 45% for the three months ended March 31, 2016 and 2015, respectively. Significant items that impacted the effective tax rate for each period, as compared to the U.S. federal statutory rate of 35%, include earnings in foreign jurisdictions taxed at lower rates and a non-controlling interest in Rose Rock for which taxes are not provided. The foreign earnings are taxed in foreign jurisdictions as well as in the U.S., since they are disregarded entities for U.S. federal income tax purposes. These combined factors, and the magnitude of the permanent items impacting the tax rate relative to income from continuing operations before income taxes result in rates that are not comparable between the periods.

Results of Operations by Reporting Segment
Crude Transportation

	Three Months Ended March 31,
(in thousands)	2016	2015
Revenue:
Pipeline transportation	$8,075	$7,780
Truck transportation	16,334	16,268
Total revenue	24,409	24,048
Expenses:
Operating	18,617	18,328
General and administrative	1,146	1,905
Depreciation and amortization	5,859	8,618
Loss on disposal of long-lived assets, net	67	155
Total expenses	25,689	29,006
Earnings from equity method investments	20,839	20,864
Operating income	$19,559	$15,906
Adjusted gross margin
Adjusted gross margin in this segment is generated by providing fee-based services, which are included in service revenue in our unaudited condensed consolidated statements of operations and comprehensive income (loss). As there is no cost of sales or derivative activity associated with our Crude Transportation revenue, Adjusted gross margin is equivalent to revenue for this segment. This segment's prior year revenue included product revenue related to certain commodity purchase and sales activity performed around our pipelines. In the current year, these product revenues are reflected in the Crude Supply and Logistics segment and have been replaced in the Crude Transportation segment with intersegment transportation fees which have been charged to Crude Supply and Logistics and which are reported as service revenue. With the exception of intersegment truck transportation charges, these intersegment charges did not exist in the prior year.
Three months ended March 31, 2016 versus three months ended March 31, 2015
Revenue
Pipeline transportation revenue increased to $8.1 million in the three months ended March 31, 2016, from $7.8 million in the three months ended March 31, 2015. The extension of WOT in early 2015 resulted in an additional $1.5 million due to higher volumes. This increase was partially offset by decreases in fixed margin activity, which is now reported with other product revenues in the Crude Supply and Logistics segment and was replaced in the Crude Transportation segment with intersegment usage fees. Beginning January 2016, Crude Transportation is charging Crude Supply and Logistics to move barrels through the pipeline system.
Truck transportation revenue remained consistent with the prior year.
Operating expense
Operating expense increased to $18.6 million in the three months ended March 31, 2016, from $18.3 million for the three months ended March 31, 2015. The increase included higher employment costs of $0.9 million, field expense of $0.9 million, insurance and taxes of $0.8 million and rent expense of $0.1 million. These costs were partially offset with reductions in maintenance and repair expense, outside services and office expense of $1.6 million, $0.6 million and $0.2 million, respectively.
General and administrative expense
General and administrative expense decreased to $1.1 million in the three months ended March 31, 2016, from $1.9 million in the three months ended March 31, 2015, as a result of a reduction in overhead allocations.
Depreciation and amortization expense
Depreciation and amortization expense decreased to $5.9 million in the three months ended March 31, 2016, from $8.6 million in the three months ended March 31, 2015. Approximately $3.2 million of the decrease in depreciation expense is due to prior year expense related to the revision of the estimated useful life relating to a 163-mile section of the Kansas and Oklahoma pipeline system. This decrease was offset by increased depreciation expense of $0.3 million due to project completions. Amortization expense related to customer relationship intangible assets of our truck transportation operations increased by $0.2 million.
Earnings from equity method investments
Crude Transportation’s earnings from equity method investments remained relatively constant in the three months ended March 31, 2016, at $20.8 million compared to $20.9 million in the three months ended March 31, 2015.

Crude Facilities

	Three Months Ended March 31,
(in thousands)	2016	2015
Revenue	$12,879	$11,405
Expenses:
Operating	2,118	2,271
General and administrative	1,174	732
Depreciation and amortization	1,884	1,369
Total expenses	5,176	4,372
Operating income	$7,703	$7,033
Adjusted gross margin
Adjusted gross margin in this segment is generated by providing fee-based services. Revenues from fee-based services are included in service revenue in our unaudited condensed consolidated statements of operations and comprehensive income (loss). As there is no cost of sales or derivative activity associated with our Crude Facilities revenue, Adjusted gross margin is equivalent to revenue for this segment.

Three months ended March 31, 2016 versus three months ended March 31, 2015
Revenue
Revenue increased to $12.9 million in the three months ended March 31, 2016, from $11.4 million for the three months ended March 31, 2015. Effective January 2016, Crude Facilities began charging Crude Supply and Logistics for the use of storage and unloading facilities. As a result, the increase was primarily due to the addition of intersegment storage of $1.1 million, intersegment pumpover activity of $1.5 million and intersegment unloading activity of $0.1 million. Third party pumpover also increased $0.2 million. The increase due to intersegment charges was partially offset by a reduction in third-party unloading revenue of $0.9 million and third-party storage revenue of $0.5 million, as the average capacity used internally for crude oil operations and marketing activities increased to 1.3 million from 1.1 million barrels.
Operating expense
Operating expense decreased to $2.1 million in the three months ended March 31, 2016, from $2.3 million for the three months ended March 31, 2015. The decrease was primarily due to a reduction in intercompany expense and field expense of $0.6 million and $0.2 million, respectively, offset by an increase in compensation expense of $0.6 million.
General and administrative expense
General and administrative expense increased to $1.2 million in the three months ended March 31, 2016, from $0.7 million in the three months ended March 31, 2015. This increase was due to higher overhead expense allocations.
Depreciation and amortization expense
Depreciation and amortization expense increased to $1.9 million in the three months ended March 31, 2016, from $1.4 million in the three months ended March 31, 2015. The increase was primarily due to incremental expense due to project completions between periods.

Crude Supply and Logistics

	Three Months Ended March 31,
(in thousands)	2016	2015
Revenue	$176,622	$102,961
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	161,350	99,958
Operating	838	193
General and administrative	566	163
Depreciation and amortization	40	39
Loss (gain) on disposal of long-lived assets, net	227	(3)
Total expenses	163,021	100,350
Operating income	$13,601	$2,611
Adjusted gross margin in this segment is generated from marketing activities. Revenues from marketing activities are included in product revenue in our unaudited condensed consolidated statements of operations and comprehensive income (loss).
The following table shows the Adjusted gross margin generated by this segment’s marketing activities:

	Three Months Ended March 31,
(in thousands)	2016	2015
Revenues	$176,622	$102,961
Less: Costs of products sold, exclusive of depreciation	161,350	99,958
Less: Unrealized gain (loss) on derivatives	4,548	(2,531)
Adjusted gross margin	$10,724	$5,534
The following table presents a reconciliation of operating income to Adjusted gross margin, the most directly comparable GAAP financial measure for each of the periods indicated.

	Three Months Ended March 31,
(in thousands)	2016	2015
Reconciliation of operating income to Adjusted gross margin:
Operating income	$13,601	$2,611
Add:
Operating expense	838	193
General and administrative expense	566	163
Depreciation and amortization expense	40	39
Loss (gain) on disposal of long-lived assets, net	227	(3)
Less:
Unrealized gain (loss) on derivatives	4,548	(2,531)
Adjusted gross margin	$10,724	$5,534
Three months ended March 31, 2016 versus three months ended March 31, 2015
Revenue
Revenue increased to $176.6 million in the three months ended March 31, 2016, from $103.0 million in the three months ended March 31, 2015.

	Three Months Ended March 31,
(in thousands)	2016	2015
Gross product revenue	$632,689	$575,746
Nonmonetary transaction adjustment	(460,615)	(470,254)
Unrealized gain (loss) on derivatives, net	4,548	(2,531)
Product revenue	$176,622	$102,961
Gross product revenue increased in the three months ended March 31, 2016, to $632.7 million from $575.7 million in the three months ended March 31, 2015. The increase was primarily due to an increase in the volume sold to 19.6 million barrels at an average sales price of $32 per barrel in the three months ended March 31, 2016, compared to volume sold of 11.3 million barrels at an average sales price of $51 per barrel in the three months ended March 31, 2015.
Gross product revenue was reduced by $460.6 million and $470.3 million during the three months ended March 31, 2016 and 2015, respectively, in accordance with Accounting Standards Codification ("ASC") 845-10-15, "Nonmonetary Transactions". ASC 845-10-15 requires that certain transactions -- those where inventory is purchased from a customer then resold to the same customer -- to be presented in the income statement on a net basis, resulting in a reduction of revenue and costs of products sold by the same amount.
Cost of Products Sold
Costs of products sold increased in the three months ended March 31, 2016, to $161.4 million (including $10.0 million intersegment charges) from $100.0 million in the three months ended March 31, 2015 (including $3.7 million intersegment charges). Costs of products sold reflects reductions of $460.6 million and $470.3 million in the three months ended March 31, 2016 and 2015, respectively, in accordance with ASC 845-10-15. There was an increase in the barrels sold, as described above, combined with a decrease in the average per barrel cost of crude oil to $32 in the three months ended March 31, 2016 from $50 in the three months ended March 31, 2015.
Adjusted Gross Margin
This segment's Adjusted gross margin increased in the three months ended March 31, 2016, to $10.7 million from $5.5 million for the same period in 2015. The increase was primarily due to an increase in barrels sold, as described above, and a higher spread between the acquisition and sale price for volumes of crude oil sold, as the excess of our average sales price per barrel over our average acquisition cost per barrel increased to approximately $0.55 in the three months ended March 31, 2016, from approximately $0.49 in the same period in 2015 . The increase in volume was primarily due to crude oil blending and transactions related to contango market conditions.

Operating expense
Operating expense increased to $0.8 million in the three months ended March 31, 2016, from $0.2 million for the three months ended March 31, 2015. The increase is due to higher employment costs of $0.5 million and outside services of $0.1 million.
General and administrative expense
General and administrative expense increased to $0.6 million in the three months ended March 31, 2016, from $0.2 million in the three months ended March 31, 2015. This increase is due to additional overhead allocation.
Loss (gain) on disposal of long-lived assets, net
Loss on disposal of long-lived assets, net increased to $0.2 million in the three months ended March 31, 2016, from a gain of $3.0 thousand in the three months ended March 31, 2015. This increase was primarily due to a write-down of capitalized line fill taken out of service.

SemGas

	Three Months Ended March 31,
(in thousands)	2016	2015
Revenue	$46,266	$66,257
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	24,609	41,269
Operating	7,352	8,046
General and administrative	2,245	2,063
Depreciation and amortization	8,922	7,138
Loss (gain) on disposal or impairment, net	13,052	(1)
Total expenses	56,180	58,515
Operating income (loss)	$(9,914)	$7,742
Adjusted gross margin in this segment is generated from fee-based and percent of proceeds contracts for gathering and processing services. Fee-based revenues are included in service revenue and percent of proceeds revenue is included in product revenue in our unaudited condensed consolidated statements of operations and comprehensive income (loss).
The following table shows the Adjusted gross margin generated in the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
(in thousands)	2016	2015
Revenue	$46,266	$66,257
Less: Cost of products sold, exclusive of depreciation	24,609	41,269
Adjusted gross margin	$21,657	$24,988
The following table presents a reconciliation of operating income to Adjusted gross margin, the most directly comparable GAAP financial measure for each of the periods indicated.

	Three Months Ended March 31,
(in thousands)	2016	2015
Reconciliation of operating income to Adjusted gross margin:
Operating income (loss)	$(9,914)	$7,742
Add:
Operating expense	7,352	8,046
General and administrative expense	2,245	2,063
Depreciation and amortization expense	8,922	7,138
Loss (gain) on disposal or impairment, net	13,052	(1)
Adjusted gross margin	$21,657	$24,988
Three months ended March 31, 2016 versus three months ended March 31, 2015
Revenue
Revenue decreased in the three months ended March 31, 2016, to $46.3 million from $66.3 million for the three months ended March 31, 2015. This decrease is the result of lower prices, lower volume (31,938 MMcf versus 35,519 MMcf), and decreased gathering and processing fees ($12.9 million versus $14.5 million). The decrease in revenue was affected by a lower average natural gas NYMEX price of $2.09/mmbtu versus $2.98/mmbtu and a decrease in the average NGL basket price to $0.51/gallon in the three months ended March 31, 2016 versus $0.57/gallon for the same period in 2015. The decrease in volume is primarily a result of decreased drilling and production in the area served by our gas plants in northern Oklahoma. This is due to the continued reduction in capital expenditures and new production.
Costs of products sold
Costs of products sold decreased in the three months ended March 31, 2016, to $24.6 million from $41.3 million in the three months ended March 31, 2015. This decrease is primarily related to lower volume and prices as described above.
Operating expense
Operating expense decreased in the three months ended March 31, 2016, to $7.4 million from $8.0 million for the three months ended March 31, 2015. This decrease is due primarily to lower outside services, field expenses (which includes materials and supplies, lubricants, water disposal, electricity and fuel), employment expenses and maintenance and repairs of approximately $0.4 million, $0.4 million, $0.2 million, and $0.1 million, respectively. These decreases were offset by increases in insurance expense of $0.3 million and equipment leases of $0.3 million.
Depreciation and amortization expense
Depreciation and amortization expense increased in the three months ended March 31, 2016, to $8.9 million from $7.1 million in the three months ended March 31, 2015. The increase is primarily incremental assets placed in-service since the prior year due to expansion in northern Oklahoma.
Loss (gain) on disposal or impairment, net
Loss on disposal or impairment, net increased to $13.1 million in the three months ended March 31, 2016, from a gain of $1.0 thousand in the three months ended March 31, 2015. This increase is primarily due to a $13.1 million goodwill impairment recorded at March 31, 2016. In March 2016, our SemGas segment revised the volume forecast for its northern Oklahoma system based on revised volume forecasts provided by certain producers who have been impacted by the OCC Plan.
Based on the reduction to our forecast, we tested our SemGas segment's assets, finite-lived intangible and goodwill for impairment at March 31, 2016. No impairment was indicated for SemGas' long-lived assets and finite-lived intangible based on an undiscounted cash flow analysis. However, we did record an impairment of SemGas' goodwill for the entire balance of $13.1 million.
To test the goodwill for impairment, we used an income approach, supplemented by a market approach to calculate the fair value of the reporting unit. Under the income approach, we utilized a discounted cash flow model to determine the fair value of our SemGas operations. Significant judgments and assumptions included the discount rate, anticipated revenue and volume growth rates, estimated operating expenses and capital expenditures, which were based on our operating and capital budgets as well as our strategic plans. A significant underlying assumption is that commodity prices will eventually improve, water injection issues will be resolved and production volumes will begin to increase. If production does not increase in the future or the production takes longer than anticipated to return, this would negatively affect our key assumptions and potentially lead to finite-lived intangible and long-lived asset impairments in the future. We considered the market approach by comparing the revenue and earnings multiples implied by our income approach to those of comparable companies for reasonableness.

SemCAMS

	Three Months Ended March 31,
(in thousands)	2016	2015
Revenue	$30,866	$29,724
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	37	132
Operating	17,095	18,331
General and administrative	3,830	3,376
Depreciation and amortization	3,951	3,066
Total expenses	24,913	24,905
Operating income	$5,953	$4,819
Three months ended March 31, 2016 versus three months ended March 31, 2015
Revenue
Revenue in the three months ended March 31, 2016, increased to $30.9 million from $29.7 million for the three months ended March 31, 2015. This increase is primarily due to higher capital fees earned and higher operating cost recoveries of $3.1 million and $1.6 million, respectively. The change in the foreign currency exchange rate between periods resulted in an offsetting decrease of $3.4 million.
Operating expense
Operating expense decreased in the three months ended March 31, 2016, to $17.1 million from $18.3 million for the three months ended March 31, 2015. This decrease primarily results from lower costs for accretion and power of $0.7 million and $0.6 million, respectively, as well as a decrease of $1.9 million resulting from the change in the foreign currency exchange rate between periods. These decreases were partially offset by higher costs for contract labor of $1.0 million and higher greenhouse gas credit purchases of $0.9 million.
General and administrative expense
General and administrative expense remained relatively consistent for the three months ended March 31, 2016, compared to the three months ended March 31, 2015.
Depreciation and amortization expense
Depreciation and amortization expense increased in the three months ended March 31, 2016, to $4.0 million from $3.1 million for the three months ended March 31, 2015. This increase includes $1.3 million depreciation associated with completed capital projects now online, offset by a $0.4 million decrease from the change in foreign currency exchange rates.

SemLogistics

	Three Months Ended March 31,
(in thousands)	2016	2015
Revenue	$6,380	$5,152
Expenses:
Operating	1,981	2,614
General and administrative	1,740	1,677
Depreciation and amortization	1,960	2,040
Total expenses	5,681	6,331
Operating income (loss)	$699	$(1,179)
Three months ended March 31, 2016 versus three months ended March 31, 2015
Revenue
Revenue in the three months ended March 31, 2016, increased to $6.4 million from $5.2 million for the three months ended March 31, 2015. Higher storage volume for the three months ended March 31, 2016, an increase of 3.5 million barrels (for a total of 15.5 million barrels), resulted in an increase of $1.2 million in storage revenue. Throughput revenue also increased by $0.3 million for the three months ended March 31, 2016. Revenue increases were partially offset by a decrease of $0.4 million due to changes in foreign currency exchange rates between periods.
Operating expense
Operating expense decreased in the three months ended March 31, 2016, to $2.0 million from $2.6 million for the three months ended March 31, 2015. This decrease is primarily due to lower site maintenance expenses, employee expenses and operating services of $0.3 million, $0.2 million and $0.1 million, respectively.
General
In every other category of expense, the amounts for the first quarter of 2016 are roughly equivalent to those of the first quarter of 2015.

SemMexico

	Three Months Ended March 31,
(in thousands)	2016	2015
Revenue	$30,134	$61,490
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	23,656	51,507
Operating	1,780	2,937
General and administrative	2,419	1,942
Depreciation and amortization	941	1,053
Gain on disposal of long-lived assets, net	(39)	(19)
Total expenses	28,757	57,420
Operating income	$1,377	$4,070

Three months ended March 31, 2016 versus three months ended March 31, 2015
Revenue
Revenue decreased in the three months ended March 31, 2016, to $30.1 million from $61.5 million in the three months ended March 31, 2015. A decrease in the average sales price per metric ton between periods accounts for $13.4 million of the decrease and lower volumes between periods (74,007 metric tons in the three months ended March 31, 2016, compared to 91,346 metric tons in the three months ended March 31, 2015) resulted in a decrease of $11.5 million. The change in the foreign currency exchange rate between periods resulted in an additional decrease of $6.2 million.
Costs of products sold
Costs of products sold decreased in the three months ended March 31, 2016, to $23.7 million from $51.5 million in the three months ended March 31, 2015. A decrease in the average cost of asphalt and lower volume between the periods accounted for decreases of $13.1 million and $9.7 million, respectively. The change in the foreign currency exchange rate between periods resulted in a decrease of $4.9 million.
Operating expense
Operating expense decreased in the three months ended March 31, 2016, to $1.8 million from $2.9 million in the three months ended March 31, 2015. The decrease is due to reduced current year expenses related to uncollectible accounts receivable and the impact of foreign currency exchange rate variances of $0.8 million and $0.3 million, respectively.
General and administrative expense
General and administrative expense increased in the three months ended March 31, 2016, to $2.4 million from $1.9 million in the three months ended March 31, 2015. The increase is primarily due to higher incentive compensation and restricted stock compensation expense, corporate overhead allocations and promotional expense of $0.6 million, $0.2 million and $0.1 million. These increases were offset by expense reductions due to changes in foreign currency exchange rates of $0.5 million.
General
In every other category of expense, the amounts for the three months ended March 31, 2016, are roughly equivalent to those of the three months ended March 31, 2015.

SemStream
On November 1, 2011, we contributed the primary operating assets of our SemStream segment to NGL Energy in exchange for a limited partnership interest and a general partnership interest in NGL Energy and cash. The results of operations shown below reflect corporate overhead allocations, minor adjustments and the earnings from our equity method investment in NGL Energy. We include our share of NGL Energy's earnings on a one quarter lag because we do not receive their financial statements in sufficient time to apply the equity method to the current period. See "Results of Operations" for discussion of the other-than-temporary impairment of our common unit investment in NGL Energy at March 31, 2016.

For additional information about NGL Energy's results, see the NGL Energy periodic reports filed with the SEC.

	Three Months Ended March 31,
(in thousands)	2016	2015
Revenue	$—	$—
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	—
Operating	—	—
General and administrative	10	3
Depreciation and amortization	—	—
Total expenses	10	3
Earnings (loss) from equity method investments	2,232	(305)
Loss on issuance of common units by equity method investee	(41)	—
Operating income (loss)	$2,181	$(308)

Other and Eliminations

	Three Months Ended March 31,
(in thousands)	2016	2015
Revenue	$(12,705)	$(2,727)
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	(12,705)	(794)
Operating	411	370
General and administrative	7,930	20,449
Depreciation and amortization	490	411
Loss on disposal or impairment of long-lived assets, net	—	926
Total expenses	(3,874)	21,362
Operating loss	$(8,831)	$(24,089)
Other and Eliminations is not an operating segment. This table is included to permit the reconciliation of segment information to that of the consolidated Company. The amounts reported in the three months ended March 31, 2015 above have been recast to include non-operating entities which were previously included in our SemCrude segment.

Three months ended March 31, 2016 versus three months ended March 31, 2015
General and administrative expense
General and administrative expense decreased in the three months ended March 31, 2016, to $7.9 million from $20.4 million in the three months ended March 31, 2015. The decrease is due primarily to $10.0 million of business development expenses related to the Maurepas pipeline and legal settlement expense of $2.4 million which were incurred in the first quarter of 2015.

Liquidity and Capital Resources
Sources and Uses of Cash
Our principal sources of short-term liquidity are cash generated from our operations and borrowings under our revolving credit facilities. The consolidated cash balance on March 31, 2016 was $72.5 million. Of this amount, $34.7 million was held in Canada and may be subject to tax if transferred to the U.S. Potential sources of long-term liquidity include issuances of debt securities and equity securities and the sale of assets. Our primary cash requirements currently are operating expenses, capital expenditures, our quarterly dividends and quarterly distributions to unitholders of our subsidiary, Rose Rock. In general, we expect to fund:

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
Cash Flows
The following table summarizes our changes in unrestricted cash for the periods presented:

	Three Months Ended March 31,
(in thousands)	2016	2015
Statement of cash flow data:
Cash flows provided by (used in):
Operating activities	$47,540	$18,544
Investing activities	(68,762)	(65,179)
Financing activities	32,731	321,390
Subtotal	11,509	274,755
Effect of exchange rate on cash and cash equivalents	2,884	172
Change in cash and cash equivalents	14,393	274,927
Cash and cash equivalents at beginning of period	58,096	40,598
Cash and cash equivalents at end of period	$72,489	$315,525
Operating Activities
The components of operating cash flows can be summarized as follows:

	Three Months Ended March 31,
(in thousands)	2016	2015
Net income (loss)	$(6,248)	$5,776
Non-cash expenses, net	58,360	29,075
Changes in operating assets and liabilities	(4,572)	(16,307)
Net cash flows provided by operating activities	$47,540	$18,544
Adjustments to net income (loss) for non-cash expenses, net increased $29.3 million to $58.4 million for the three months ended March 31, 2016 from $29.1 million for the three months ended March 31, 2015. This change is primarily a result of:

•
$47.7 million increase due to the other-than-temporary impairment recorded on an equity method investment in the current year and prior year gains on the sale of a portion of our investment in an equity method investee, net of related costs;

•	$12.2 million due to higher net losses on disposal or impairment due to the impairment of our SemGas segment's goodwill in the first quarter of 2016; and

•	$2.0 million increase due to current year losses on foreign currency transactions as compared to prior year gains..
These increases were offset by decreases due to:

•	$22.0 million increase in deferred tax benefit;

•	$7.2 million due to net unrealized gains related to our derivative instruments in the current year as compared to prior year net unrealized losses;

•	$2.5 million due to increased equity earnings in the current year as compared to the prior year, primarily due to NGL Energy; and

•	$1.2 million increase in inventory valuation adjustments due to prior year write-downs of crude oil inventory as a result of lower market prices.
All other adjustments to net income for non-cash expenses, net for the three months ended March 31, 2016 remained relatively comparable to the three months ended March 31, 2015.
Changes in operating assets and liabilities for the three months ended March 31, 2016 generated a net decrease in operating cash flows of $4.6 million. The decrease to operating cash flow due to the change in operating assets and liabilities was primarily a result of decreases of $55.6 million in accounts payable and accrued liabilities and $1.6 million in payables to affiliates. These cash outflows were partially offset by cash inflows due to decreases of $40.5 million in accounts receivable, $4.8 million in inventories, $3.9 million in derivatives and margin deposits, $2.2 million in receivables from affiliates and $1.6 million in other current assets. Changes in receivables, inventory, payables and accrued liabilities are primarily due to our segments' operating activities and are subject to the timing of purchases and sales and fluctuations in commodity pricing.
Changes in operating assets and liabilities for the three months ended March 31, 2015 generated a net decrease in operating cash flows of $16.3 million, consisting primarily of a decrease of $51.4 million in accounts payable and accrued liabilities, an increase of $25.9 million in inventories and an increase of $2.4 million in derivatives and margin deposits. These were offset by a decrease of $56.9 million in accounts receivable, a decrease of $2.3 million in other current assets, a decrease of $1.7 million in receivables from affiliates and an increase of $2.7 million in payables to affiliates. Changes in receivables, inventory, payables and accrued liabilities are primarily due to our crude oil related segments' operating activities and are subject to the timing of purchases and sales and fluctuations in commodity pricing. Additionally, the increase in inventory is due, in part, to approximately 700 thousand additional barrels in storage compared to the beginning of the period at our Crude Supply and Logistics segment. This was partially due to a strategic build to capture margins due to forward market crude prices which were higher than spot market prices.
Investing Activities
For the three months ended March 31, 2016, we had net cash outflows of $68.8 million from investing activities, due primarily to $73.5 million of capital expenditures, $1.4 million of contributions to equity method investments offset by investing cash inflows of $6.1 million of distributions in excess of equity in earnings of affiliates. Capital expenditures primarily related to the Maurepas Pipeline, Rose Rock's pipeline projects, SemGas' Northern Oklahoma expansion projects and SemCAMS' Wapiti expansion. Distributions in excess of equity in earnings of affiliates represent cash distributions from White Cliffs and Glass Mountain in excess of our cumulative equity in earnings and are accounted for as a return of investment.
For the three months ended March 31, 2015, we had net cash outflows of $65.2 million from investing activities, due primarily to $84.3 million of capital expenditures and $15.2 million of contributions to equity method investments, partially offset by investing cash inflows of $29.0 million of net proceeds from the sale of a portion of an equity method investment and $5.2 million of distributions in excess of equity in earnings of affiliates. Capital expenditures primarily related to Rose Rock's pipeline projects, SemGas' Northern Oklahoma expansion projects, the Maurepas Pipeline and SemCAMS' Wapiti expansion. Contributions to equity method investments primarily represent investments to fund the White Cliffs pipeline expansion project. Proceeds from the sale of equity method investment are due to the disposition of a portion of our common limited partner units of NGL Energy. Distributions in excess of equity in earnings of affiliates represent cash distributions from White Cliffs and Glass Mountain in excess of our cumulative equity in earnings and are accounted for as a return of investment.
Financing Activities
For the three months ended March 31, 2016, we had net cash inflows of $32.7 million from financing activities, which related to borrowings on long-term debt of $174.0 million, partially offset by principal payments of $110.0 million, dividends paid of $19.9 million, distributions to non-controlling interests of $10.8 million and $0.8 million to repurchase common stock for payment of statutory taxes due on equity-based compensation. Net borrowings were used primarily for capital expenditures.
For the three months ended March 31, 2015, we had net cash inflows of $321.4 million from financing activities, which related to borrowings on long-term debt of $422.0 million and $89.1 million in proceeds from the issuance of Rose Rock limited partner common units, partially offset by principal payments of $162.0 million, dividends paid of $14.8 million, distributions to non-controlling interests of $9.0 million and $3.6 million to repurchase common stock for payment of statutory taxes due on equity-based compensation. Net borrowings were used primarily for capital expenditures and contributions to equity method investments.
Long-term Debt
SemGroup Senior Unsecured Notes
At March 31, 2016, we had $300 million of 7.5% senior unsecured notes due 2021 (the "Notes") outstanding.
SemGroup Revolving Credit Facility
At March 31, 2016, we had $70.0 million of cash borrowings outstanding under our $500 million revolving credit facility. We had $5.3 million in outstanding letters of credit on that date. The maximum letter of credit capacity under this facility is $250 million. The facility can be increased by up to $300 million. The credit agreement expires on December 11, 2018.
At March 31, 2016, we had available borrowing capacity of $424.7 million under this facility.

Rose Rock Senior Unsecured Notes
At March 31, 2016, Rose Rock had outstanding $400 million and $350 million of 5.625% senior unsecured notes due 2022 and 2023, respectively, (the "Rose Rock Notes"). The Rose Rock Notes are guaranteed by all of Rose Rock's existing subsidiaries other than Rose Rock Finance Corp.

Rose Rock Revolving Credit Facility
At March 31, 2016, Rose Rock had $24.0 million of cash borrowings outstanding under its $585 million revolving credit facility. There were $33.4 million in outstanding letters of credit. The maximum letter of credit capacity under this facility is $150 million. The facility can be increased by up to $200 million. The credit agreement expires on September 20, 2018.
At March 31, 2016, Rose Rock had available borrowing capacity of $527.6 million under this facility.
SemMexico Credit Facilities
At March 31, 2016, SemMexico had no amounts outstanding on its $100 million Mexican pesos (U.S. $5.8 million at the March 31, 2016 exchange rate) credit facility which matures in May 2018. At March 31, 2016, SemMexico had an outstanding letter of credit of $292.8 million Mexican pesos (U.S. $17.0 million at the March 31, 2016 exchange rate).
Shelf Registration Statements
We have access to a universal shelf registration statement which provides us with the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and our capital needs. This shelf registration statement expires in March 2019.
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

Projected capital expenditures for 2016 are estimated at $400 million in expansion projects, including capital contributions to affiliates for funding growth projects and acquisitions, and $55 million in maintenance projects. These estimates may change as future events unfold. See "Cautionary Note Regarding Forward-Looking Statements." During the three months ended March 31, 2016, we spent $73.5 million (cash basis) on capital projects and $1.4 million in capital contributions to affiliates primarily for funding growth projects.
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
SemGroup Dividends
The table below shows dividends declared and/or paid by SemGroup during 2015 and 2016.

Quarter Ended	Record Date	Payment Date	Dividend Per Share
March 31, 2015	March 9, 2015	March 20, 2015	$0.34
June 30, 2015	May 18, 2015	May 29, 2015	$0.38
September 30, 2015	August 17, 2015	August 25, 2015	$0.42
December 31, 2015	November 16, 2015	November 24, 2015	$0.45
March 31, 2016	March 7, 2016	March 17, 2016	$0.45
June 30, 2016	May 16, 2016	May 26, 2016	$0.45
Rose Rock Distributions
The table below shows cash distributions declared and/or paid by Rose Rock during 2015 and 2016.

Quarter Ended	Record Date	Payment Date	Distribution Per Unit
December 31, 2014	February 3, 2015	February 14, 2015	$0.6200
March 31, 2015	May 5, 2015	May 15, 2015	$0.6350
June 30, 2015	August 4, 2015	August 14, 2015	$0.6500
September 30, 2015	November 3, 2015	November 13, 2015	$0.6600
December 31, 2015	February 2, 2016	February 12, 2016	$0.6600
March 31, 2016	May 3, 2016	May 13, 2016	$0.6600

As the general partner of Rose Rock, SemGroup may provide support for Rose Rock to maintain its expected quarterly distributions while maintaining its target distribution coverage ratio. However, SemGroup is not contractually obligated to do so.
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
Customer Concentration
Shell Trading (US) Company, a customer of our Crude Supply and Logistics segment, accounted for more than 10% of our consolidated revenue for the three months ended March 31, 2016 at approximately 35%. Although we have contracts with customers of varying durations, if one or more of our major customers were to default on their contract, or if we were unable to renew our contract with one or more of these customers on favorable terms, we might not be able to replace any of these customers in a timely fashion, on favorable terms or at all. In any of these situations, our revenues and our ability to pay cash dividends to our stockholders may be adversely affected. We expect our exposure to risk of non-payment or non-performance to continue as long as we remain substantially dependent on a relatively small number of customers for a substantial portion of our Adjusted gross margin.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined by Item 303 of Regulation S-K.
Commitments
There have been no material changes to our contractual obligations outside the ordinary course of our business from those previously disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015, although the value of product purchase commitments is less at March 31, 2016 than it was at December 31, 2015.
We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We establish a margin for these purchases by entering into various types of physical and financial sales and exchange transactions through which we seek to maintain a position that is substantially balanced between purchases on the one hand and sales and future delivery obligations on the other. We account for derivatives at fair value with the exception of commitments which have been designated as normal purchases and sales for which we do not record assets or liabilities related to these agreements until the product is purchased or sold. At March 31, 2016, such commitments included the following (volumes and dollars in thousands):

	Volume (Barrels)	Value
Fixed price purchases	2,459	$86,203
Fixed price sales	3,613	$128,923
Floating price purchases	15,214	$579,964
Floating price sales	19,915	$678,336
Certain of the commitments shown in the table above relate to agreements to purchase product from a counterparty and to sell a similar amount of product (in a different location) to the same counterparty. Many of the commitments shown in the table above are cancellable by either party, as long as notice is given within the time frame specified in the agreement (generally 30 to 120 days).
Our SemGas segment has a take or pay contractual obligation related to the fractionation of natural gas liquids. This obligation continues through June 2023. At March 31, 2016, $394 thousand was due under the contract and the amount of future obligation is approximately $64.4 million. In addition, our SemGas segment enters into contracts under which we are responsible for marketing the majority of the gas and natural gas liquids produced by the counterparties to the agreements. During the three months ended March 31, 2016, the majority of SemGas’ revenues were generated from such contracts.
Rose Rock has a take-or-pay obligation with our equity method investee, White Cliffs, for approximately 5,000 barrels per day of space on White Cliffs' pipeline. The agreement became effective in October 2015 and has a term of 5 years. Annual payments to White Cliffs under the agreement are expected to be $9.4 million.

In addition, we are committed to make remaining contributions to our equity method investee, White Cliffs, related to the capital expansion project. Remaining contributions will be paid in 2016 and are expected to total approximately $1.7 million.

Critical Accounting Policies and Estimates
For disclosure regarding our critical accounting policies and estimates, see the discussion under the caption "Critical Accounting Policies and Estimates" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.

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
Commodity Price Risk
The table below outlines the range of NYMEX prompt month daily settle prices for crude oil and natural gas futures, and the range of daily propane spot prices provided by an independent, third-party broker for the three months ended March 31, 2016 and March 31, 2015 and the year ended December 31, 2015.

	Light Sweet Crude Oil Futures (Barrel)	Mont Belvieu (Non-LDH) Spot Propane (Gallon)	Henry Hub Natural Gas Futures (MMBtu)
Three Months Ended March 31, 2016
High	$41.45	$0.48	$2.47
Low	$26.21	$0.29	$1.64
High/Low Differential	$15.24	$0.19	$0.83

Three Months Ended March 31, 2015
High	$53.53	$0.64	$3.23
Low	$43.46	$0.45	$2.58
High/Low Differential	$10.07	$0.19	$0.65

Year Ended December 31, 2015
High	$61.43	$0.63	$3.23
Low	$34.73	$0.31	$1.75
High/Low Differential	$26.70	$0.32	$1.48
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
However, the SemGas segment has exposure to commodity price risk because of the nature of certain contracts for which our fee is based on a percentage of proceeds or index related to the prices of natural gas, natural gas liquids and condensate. Given current volumes, liquid recoveries and contract terms, we estimate the following sensitivities over the next twelve months:

•	A 10% increase in the price of natural gas and natural gas liquids results in approximately a $2.3 million increase to Adjusted gross margin.

•	A 10% decrease in those prices would have the opposite effect.
This sensitivity may be impacted by changes in contract mix, change in production or other factors which are outside of our control.
Additionally, based on our open derivative contracts at March 31, 2016, an increase in the applicable market price or prices for each derivative contract would result in a decrease in the contribution from these derivatives to our crude oil sales revenues. A decrease in the applicable market price or prices for each derivative contract would result in an increase in the contribution from these derivatives to our crude oil sales revenues. However, the increases or decreases in crude oil sales revenues we recognize from our open derivative contracts are substantially offset by higher or lower crude oil sales revenues when the physical sale of the product occurs. These contracts may be for the purchase or sale of crude oil or in markets different from the physical markets in which we are attempting to hedge our exposure, or may have timing differences relative to the physical markets. As a result of these factors, our hedges may not eliminate all price risks.
The notional volumes and fair value of our commodity derivatives open positions as well as the change in fair value that would be expected from a 10% market price increase or decrease is shown in the table below (in thousands):

	Notional Volume (Barrels)	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease	Settlement Date
Crude oil:
Futures contracts	795	$4,209	$(3,030)	$3,030	Various through December 2016
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
Interest Rate Risk
We use variable rate debt and are exposed to market risk due to the floating interest rates on our credit facilities. Therefore, from time-to-time we may use interest rate derivatives to manage interest obligations on specific debt issuances. Our variable rate debt bears interest at LIBOR or prime, subject to certain floors, plus the applicable margin. At March 31, 2016, an increase in these base rates of 1%, above the base rate floors, would increase our interest expense by $0.2 million for the three months ended March 31, 2016.
The average interest rates presented below are based upon rates in effect at March 31, 2016 and December 31, 2015. The carrying value of the variable rate instruments in our credit facilities approximate fair value primarily because our rates fluctuate with prevailing market rates.
The following table summarizes our debt obligations:

Liabilities	March 31, 2016	December 31, 2015
Short-term debt - variable rate	$0.0 million	$0.0 million
Average interest rate	0.00%	0.00%
Long-term debt - variable rate	$94.0 million	$30.0 million
Average interest rate	4.03%	4.50%
Long-term debt - fixed rate	$300.0 million	$300.0 million
Fixed interest rate	7.50%	7.50%
Long-term debt - fixed rate	$750.0 million	$750.0 million
Fixed interest rate	5.625%	5.625%

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
A 10% change in the average exchange rate during the three months ended March 31, 2016 would change operating income by $1.5 million.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act), are effective as of March 31, 2016. This conclusion is based on an evaluation conducted under the supervision and participation of our Chief Executive Officer and Chief Financial Officer along with our management. Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2016, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For information regarding legal proceedings, see the discussion under the captions "Bankruptcy matters," "Dimmit County, TX claims," "Environmental" and "Other matters," in Note 10 of our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated by reference into this Item 1.

Item 1A.	Risk Factors
There have been no material changes to the risk factors involving us from those previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases of our common stock by us during the quarter ended March 31, 2016:

	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2016 - January 31, 2016	—	$—	—	—
February 1, 2016 - February 29, 2016	17,617	16.55	—	—
March 1, 2016 - March 31, 2016	23,377	22.07	—	—
Total	40,994	$19.70	—	—

(1)	Represents shares of common stock withheld from certain of our employees for payment of taxes associated with the vesting of restricted stock awards.
(2)	The price paid per common share represents the closing price as posted on the New York Stock Exchange on the day that the shares were purchased.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
Not applicable

Item 5.	Other Information
None

Item 6.	Exhibits
The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
10.1
Form of Third Amendment to Severance Agreement between SemGroup Corporation and certain of its executive officers (filed as Exhibit 10 to our current report on Form 8-K dated February 24, 2016, filed February 29, 2016, and incorporated herein by reference).

10.2
SemGroup Corporation Equity Incentive Plan Form of Performance Share Unit Agreement for executive officers and employees in the United States for awards granted on or after March 1, 2016 (filed as Exhibit 10.16 to our annual report on Form 10-K for the fiscal year ended December 31, 2015, filed February 26, 2016, and incorporated herein by reference).

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

Date: May 6, 2016	SEMGROUP CORPORATION

	By:	/s/ Robert N. Fitzgerald
Robert N. Fitzgerald
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX
The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
10.1
Form of Third Amendment to Severance Agreement between SemGroup Corporation and certain of its executive officers (filed as Exhibit 10 to our current report on Form 8-K dated February 24, 2016, filed February 29, 2016, and incorporated herein by reference).

10.2
SemGroup Corporation Equity Incentive Plan Form of Performance Share Unit Agreement for executive officers and employees in the United States for awards granted on or after March 1, 2016 (filed as Exhibit 10.16 to our annual report on Form 10-K for the fiscal year ended December 31, 2015, filed February 26, 2016, and incorporated herein by reference).

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