Form 10-K/A
period 2015-12-31
SemGroup Corp
filed 2016-05-31
CIK 1489136

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
At January 31, 2016, there were 43,932,174 shares of Class A Common Stock and 0 shares of Class B Common Stock outstanding.
______________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, in connection with the registrant’s Annual Stockholders’ Meeting held on May 17, 2016, are incorporated by reference into Part III of this Form 10-K.

Explanatory Note

This Amendment No. 1 ("Amendment No. 1") to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (the "SEC") on February 26, 2016 (the "Form 10-K"), is being filed for the purpose of providing separate financial statements of NGL Energy Partners LP ("NGL Energy") in accordance with Rule 3-09 of Regulation S-X.  As indicated in the Form 10-K, NGL Energy is an equity method investee in which the Registrant owns 4.7 million common units and an 11.78% interest in the general partner of NGL Energy.  NGL Energy's fiscal year ends on March 31 of each year, and as such, NGL Energy's financial statements for the fiscal year ended March 31, 2016 were not available until after the date the Form 10-K was filed and, accordingly, the Registrant is filing the required NGL Energy financial statements with this Amendment No. 1.  NGL Energy is solely responsible for the form and content of the NGL Energy financial statements provided herewith.

As required by the rules of the SEC, this Amendment No. 1 sets forth an amended "Item 15. Exhibits and Financial Statement Schedules" in its entirety and includes the new certifications from the Registrant's chief executive officer and chief financial officer.

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
filed with the SEC on February 26, 2016, as listed on page F-1 thereof, which follows the signature page thereto.

(2)	Financial Statement Schedules. All financial statement schedules are omitted as inapplicable or because the required information is contained in the financial statements or the notes thereto.
The financial statements of White Cliffs Pipeline, L.L.C., one of our equity method investees, are included in the Form 10-K of the Registrant filed with the SEC on February 26, 2016 as Exhibit 99.1 pursuant to Rule 3-09 of Regulation S-X.
The financial statements of NGL Energy Partners LP, one of our equity method investees, are included in this filing as Exhibit 99.2 pursuant to Rule 3-09 of Regulation S-X.

(3)
Exhibits. The following documents are included as exhibits to this Amendment No. 1. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed with this Amendment No. 1 or, except as otherwise noted, was filed with the Form 10-K of the Registrant filed on February 26, 2016.

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

10.8+	SemGroup Corporation Board of Directors Compensation Plan, effective June 1, 2015 (filed as Exhibit 10.1 to our current report on Form 10-Q for the quarter ended June 30, 2015, filed August 7, 2015).
10.9+	SemGroup Corporation Nonexecutive Directors’ Compensation Deferral Program (filed as Exhibit 10.7 to the Form 10).
10.10+	SemGroup Corporation Equity Incentive Plan (filed as Exhibit 10.8 to the Form 10).
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

10.15+	SemGroup Corporation Equity Incentive Plan Form of 2013-2015 Performance Share Unit Award Agreement for executive officers (filed as Exhibit 10.34 to our 2012 Form 10-K).
10.16+*	SemGroup Corporation Equity Incentive Plan Form of Performance Share Unit Award Agreement for executive officers and employees in the United States for awards granted on or after March 1, 2016.
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

10.33+	Form of Restricted Unit Award Agreement (Employees) under the Rose Rock Midstream Equity Incentive Plan for awards granted on or after March 1, 2013 (filed as Exhibit 10.35 to our 2012 Form 10-K).
21*	Subsidiaries of SemGroup Corporation.
23.1*	Consent of Independent Registered Public Accounting Firm - BDO USA, LLP.
23.2*	Consent of Independent Registered Public Accounting Firm - BDO USA, LLP.
23.3**	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP.
31.1**	Rule 13a – 14(a)/15d – 14(a) Certification of Carlin G. Conner, Chief Executive Officer.
31.2**	Rule 13a – 14(a)/15d – 14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.
32.1**	Section 1350 Certification of Carlin G. Conner, Chief Executive Officer.
32.2**	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.
99.1*	White Cliffs Pipeline, L.L.C. financial statements presented pursuant to Rule 3-09 of Regulation S-X.
99.2**	NGL Energy Partners LP financial statements presented pursuant to Rule 3-09 of Regulation S-X.
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

_________

*    Previously filed with the Form 10-K of the Registrant filed on February 26, 2016.
**    Filed or furnished, as applicable, with this Amendment No. 1.
+    Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMGROUP CORPORATION
Date: May 31, 2016

By: /s/ Robert N. Fitzgerald
Robert N. Fitzgerald
Senior Vice President and
Chief Financial Officer

Index to Exhibits

The following documents are included as exhibits to this Amendment No. 1. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed with this Amendment No. 1 or, except as otherwise noted, was filed with the Form 10-K of the Registrant filed on February 26, 2016.

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

10.8+	SemGroup Corporation Board of Directors Compensation Plan, effective June 1, 2015 (filed as Exhibit 10.1 to our current report on Form 10-Q for the quarter ended June 30, 2015, filed August 7, 2015).
10.9+	SemGroup Corporation Nonexecutive Directors’ Compensation Deferral Program (filed as Exhibit 10.7 to the Form 10).
10.10+	SemGroup Corporation Equity Incentive Plan (filed as Exhibit 10.8 to the Form 10).
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

10.15+	SemGroup Corporation Equity Incentive Plan Form of 2013-2015 Performance Share Unit Award Agreement for executive officers (filed as Exhibit 10.34 to our 2012 Form 10-K).
10.16+*	SemGroup Corporation Equity Incentive Plan Form of Performance Share Unit Award Agreement for executive officers and employees in the United States for awards granted on or after March 1, 2016.
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

10.33+	Form of Restricted Unit Award Agreement (Employees) under the Rose Rock Midstream Equity Incentive Plan for awards granted on or after March 1, 2013 (filed as Exhibit 10.35 to our 2012 Form 10-K).
21*	Subsidiaries of SemGroup Corporation.
23.1*	Consent of Independent Registered Public Accounting Firm - BDO USA, LLP.
23.2*	Consent of Independent Registered Public Accounting Firm - BDO USA, LLP.
23.3**	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP.
31.1**	Rule 13a – 14(a)/15d – 14(a) Certification of Carlin G. Conner, Chief Executive Officer.

31.2**	Rule 13a – 14(a)/15d – 14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.
32.1**	Section 1350 Certification of Carlin G. Conner, Chief Executive Officer.
32.2**	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.
99.1*	White Cliffs Pipeline, L.L.C. financial statements presented pursuant to Rule 3-09 of Regulation S-X.
99.2**	NGL Energy Partners LP financial statements presented pursuant to Rule 3-09 of Regulation S-X.
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

_________

*    Previously filed with the Form 10-K of the Registrant filed on February 26, 2016.
**    Filed or furnished, as applicable, with this Amendment No. 1.
+    Management contract or compensatory plan or arrangement.