Form 10-Q
period 2016-06-30
SemGroup Corp
filed 2016-08-05
CIK 1489136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class		Outstanding at July 31, 2016
Class A	Common stock, $0.01 par	52,813,816	Shares
Class B	Common stock, $0.01 par	—	Shares

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
All statements, other than statements of historical fact, included in this Form 10-Q regarding the prospects of our industry, our anticipated financial performance, management’s plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions and other matters, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as "may," "will," "expect," "intend," "estimate," "foresee," "project," "anticipate," "believe," "plans," "forecasts," "continue" or "could" or the negative of these terms or variations of them or similar terms. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks, and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those discussed in Item 1A of our most recent Annual Report on Form 10-K, entitled "Risk Factors," risk factors discussed in other reports and documents that we file with the Securities and Exchange Commission (the "SEC") and the following:

•
The closing, expected timing, and benefits of the proposed transaction pursuant to which we will acquire all of the outstanding common units of our subsidiary, Rose Rock Midstream, L.P. (“Rose Rock”), not already owned by us;

•	Our ability to generate sufficient cash flow from operations to enable us to pay our debt obligations and our current and expected dividends or to fund our other liquidity needs;

•	The ability of our subsidiary, Rose Rock, to generate sufficient cash flow from operations to provide the level of cash distributions we expect;

•	Any sustained reduction in demand for, or supply of, the petroleum products we gather, transport, process, market and store;

•	The effect of our debt level on our future financial and operating flexibility, including our ability to obtain additional capital on terms that are favorable to us;

•	Our ability to access the debt and equity markets, which will depend on general market conditions and the credit ratings for our debt obligations and equity;

•	The loss of, or a material nonpayment or nonperformance by, any of our key customers;

•	The amount of cash distributions, capital requirements and performance of our investments and joint ventures;

•	The amount of collateral required to be posted from time to time in our purchase, sale or derivative transactions;

•	The impact of operational and developmental hazards and unforeseen interruptions;

•	Our ability to obtain new sources of supply of petroleum products;

•	Competition from other midstream energy companies;

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

SEMGROUP CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	(Unaudited)
	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$255,780	$58,096
Restricted cash	31	32
Accounts receivable (net of allowance of $2,404 and $3,019, respectively)	388,668	326,713
Receivable from affiliates	10,219	5,914
Inventories	85,460	70,239
Other current assets	25,445	19,387
Total current assets	765,603	480,381
Property, plant and equipment (net of accumulated depreciation of $360,513 and $319,769, respectively)	1,648,962	1,566,821
Equity method investments	446,938	551,078
Goodwill	34,698	48,032
Other intangible assets (net of accumulated amortization of $34,464 and $29,515, respectively)	156,617	162,223
Other noncurrent assets	44,156	45,374
Total assets	$3,096,974	$2,853,909
LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable (including $310,685 and $243,548, respectively, attributable to Rose Rock)	$338,720	$273,666
Payable to affiliates (including $8,952 and $5,033, respectively, attributable to Rose Rock)	9,030	5,033
Accrued liabilities (including $23,030 and $22,240, respectively, attributable to Rose Rock)	84,703	85,047
Other current liabilities (including $3,609 and $4,246, respectively, attributable to Rose Rock)	11,510	13,281
Total current liabilities	443,963	377,027
Long-term debt, net (including $774,488 and $732,356, respectively, attributable to Rose Rock)	1,070,363	1,057,816
Deferred income taxes	183,776	200,953
Other noncurrent liabilities	23,544	21,757
Commitments and contingencies (Note 10)
SemGroup owners’ equity:
Common stock, $0.01 par value (authorized - 100,000 shares; issued - 53,790 and 44,863 shares, respectively)	526	439
Additional paid-in capital	1,411,567	1,217,255
Treasury stock, at cost (977 and 931 shares, respectively)	(6,497)	(5,593)
Accumulated deficit	(45,271)	(38,012)
Accumulated other comprehensive loss	(56,080)	(58,562)
Total SemGroup Corporation owners’ equity	1,304,245	1,115,527
Noncontrolling interests in consolidated subsidiaries	71,083	80,829
Total owners’ equity	1,375,328	1,196,356
Total liabilities and owners’ equity	$3,096,974	$2,853,909
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Product	$210,126	$288,736	$447,022	$508,867
Service	62,200	66,604	126,273	128,481
Other	15,051	21,886	28,933	38,188
Total revenues	287,377	377,226	602,228	675,536
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	176,842	244,158	373,789	436,230
Operating	54,707	60,800	104,899	113,890
General and administrative	20,775	22,917	41,835	55,227
Depreciation and amortization	25,048	24,674	49,095	48,408
Loss on disposal or impairment, net	1,685	1,372	14,992	2,430
Total expenses	279,057	353,921	584,610	656,185
Earnings from equity method investments	17,078	23,903	40,149	44,462
Gain (loss) on issuance of common units by equity method investee	—	5,897	(41)	5,897
Operating income	25,398	53,105	57,726	69,710
Other expenses (income), net:
Interest expense	18,875	16,822	37,810	31,413
Foreign currency transaction loss (gain)	1,543	(295)	3,012	(814)
Loss (gain) on sale or impairment of equity method investment	(9,120)	(6,623)	30,644	(14,517)
Other income, net	(491)	(95)	(678)	(186)
Total other expenses, net	10,807	9,809	70,788	15,896
Income (loss) from continuing operations before income taxes	14,591	43,296	(13,062)	53,814
Income tax expense (benefit)	4,658	14,861	(16,749)	19,603
Income from continuing operations	9,933	28,435	3,687	34,211
Loss from discontinued operations, net of income taxes	(2)	(2)	(4)	(2)
Net income	9,931	28,433	3,683	34,209
Less: net income attributable to noncontrolling interests	1,922	5,136	10,942	9,446
Net income (loss) attributable to SemGroup	$8,009	$23,297	$(7,259)	$24,763
Net income	$9,931	$28,433	$3,683	$34,209
Other comprehensive income (loss), net of income taxes	6,591	5,520	2,482	(3,540)
Comprehensive income	16,522	33,953	6,165	30,669
Less: comprehensive income attributable to noncontrolling interests	1,922	5,136	10,942	9,446
Comprehensive income (loss) attributable to SemGroup	$14,600	$28,817	$(4,777)	$21,223
Net income (loss) attributable to SemGroup per common share (Note 12):
Basic	$0.18	$0.53	$(0.16)	$0.57
Diluted	$0.18	$0.53	$(0.16)	$0.56
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$3,683	$34,209
Adjustments to reconcile net income to net cash provided by operating activities:
Net unrealized loss (gain) related to derivative instruments	(71)	1,230
Depreciation and amortization	49,095	48,408
Loss on disposal or impairment, net	14,992	2,430
Earnings from equity method investments	(40,149)	(44,462)
Loss (gain) on issuance of common units by equity method investee	41	(5,897)
Loss (gain) on sale or impairment of equity method investment	30,644	(14,517)
Distributions from equity investments	42,790	48,031
Amortization of debt issuance costs	2,790	2,314
Deferred tax expense (benefit)	(18,486)	12,791
Non-cash equity compensation	5,509	6,204
Provision for uncollectible accounts receivable, net of recoveries	(589)	(309)
Currency loss (gain)	3,012	(814)
Inventory valuation adjustment	—	1,235
Changes in operating assets and liabilities (Note 13)	(19,346)	(17,896)
Net cash provided by operating activities	73,915	72,957
Cash flows from investing activities:
Capital expenditures	(126,712)	(236,956)
Proceeds from sale of long-lived assets	114	230
Contributions to equity method investments	(3,448)	(23,461)
Proceeds from sale of common units of equity method investee	60,483	56,318
Distributions in excess of equity in earnings of affiliates	13,778	13,077
Net cash used in investing activities	(55,785)	(190,792)
Cash flows from financing activities:
Debt issuance costs	—	(6,289)
Borrowings on credit facilities and issuance of senior secured notes, net of discount	283,500	802,208
Principal payments on credit facilities and other obligations	(272,881)	(525,024)
Proceeds from issuance of common shares, net of offering costs	228,546	—
Rose Rock Midstream, L.P. equity issuance	—	89,119
Distributions to noncontrolling interests	(21,485)	(19,261)
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(904)	(4,254)
Dividends paid	(39,720)	(31,478)
Proceeds from issuance of common stock under employee stock purchase plan	555	609
Net cash provided by financing activities	177,611	305,630
Effect of exchange rate changes on cash and cash equivalents	1,943	390
Change in cash and cash equivalents	197,684	188,185
Cash and cash equivalents at beginning of period	58,096	40,598
Cash and cash equivalents at end of period	$255,780	$228,783
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

1.	OVERVIEW
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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Although management believes these estimates are reasonable, actual results could differ materially from these estimates. The results of operations for the three months and six months ended June 30, 2016, are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.
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
Recent accounting pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which introduces new guidance for estimating credit losses on certain types of financial instruments based on expected losses and the timing of the recognition of such losses. For public entities, this ASU is effective for annual periods beginning after December 15, 2019, and interim periods within those years and early adoption is permitted in the year prior to the effective date. We will adopt this guidance in the first quarter of 2020. The impact is not expected to be material.
In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting'', which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. For public entities, this ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those years and early adoption is permitted. We will adopt this guidance in the first quarter of 2017. The impact is not expected to be material.
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
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which supersedes nearly all existing revenue recognition guidance under accounting principles generally accepted in the United States ("U.S. GAAP"). The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard permits using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year. In March 2016, the FASB issued ASU 2016-08 which amended the principal-versus-agent implementation guidance set forth in ASU 2014-09. Among other things, ASU 2016-08 clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued ASU 2016-10 which amended certain aspects of the guidance related to identifying performance obligations and licensing implementation within ASU 2014-09. In June 2016, the FASB issued ASU 2016-12 which narrows the scope around certain aspects of the criterion used in determining when to recognize revenue. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard. We will adopt this guidance in the first quarter of 2018.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

2.	ROSE ROCK MIDSTREAM, L.P.
We control the operations of our consolidated subsidiary, Rose Rock Midstream, L.P. (NYSE: RRMS) ("Rose Rock"), through our ownership of the general partner interest. As of June 30, 2016, we own the 2% general partner interest and a 55.1% limited partner interest. Subsequent to the adoption of ASU 2015-02, Rose Rock is considered to be a variable interest entity due to the limited partners' lack of substantive kick-out rights or substantive participating rights. We will continue to consolidate Rose Rock as we are the primary beneficiary due to our general partner interest, majority limited partner interest and incentive distribution rights.
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
The following table shows the cash distributions paid or declared during 2016 and 2015 (in thousands, except for per unit amounts):

	Distribution Per Unit		Distributions Paid/To Be Paid
Quarter Ended			SemGroup				Noncontrolling Interest Common Units	Total Distributions
			General Partner	Incentive Distributions	Common Units	Subordinated Units
December 31, 2014	$0.6200		$485	$3,487	$6,551	$5,202	$8,544	$24,269
March 31, 2015	$0.6350		$568	$4,450	$13,148	$—	$10,213	$28,379
June 30, 2015	$0.6500		$590	$4,979	$13,458	$—	$10,456	$29,483
September 30, 2015	$0.6600		$604	$5,333	$13,665	$—	$10,619	$30,221
December 31, 2015	$0.6600		$604	$5,333	$13,665	$—	$10,622	$30,224
March 31, 2016	$0.6600		$605	$5,338	$13,665	$—	$10,643	$30,251
June 30, 2016	$0.6600	*	$605	$5,339	$13,665	$—	$10,648	$30,257

*Expected distributions related to the quarter ended June 30, 2016, which will be paid on August 12, 2016 to unitholders of record as of August 2, 2016.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

2.	ROSE ROCK MIDSTREAM, L.P., Continued

Summarized financial information
Certain summarized balance sheet information of Rose Rock is shown below (in thousands):

	(Unaudited)
	June 30, 2016	December 31, 2015
Cash	$7,909	$9,059
Other current assets	413,625	310,555
Property, plant and equipment, net	443,327	441,596
Equity method investments	427,961	438,291
Goodwill	26,628	26,628
Other noncurrent assets, net	17,978	19,461
Total assets	$1,337,428	$1,245,590

Current liabilities	$356,248	$283,029
Long-term debt	774,488	732,356
Partners’ capital attributable to SemGroup	135,609	149,376
Partners’ capital attributable to noncontrolling interests	71,083	80,829
Total liabilities and partners' capital	$1,337,428	$1,245,590
Certain summarized income statement information of Rose Rock for the three months and six months ended June 30, 2016 and 2015 is shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$169,144	$223,303	$373,095	$357,996
Cost of products sold	$128,763	$173,133	$280,154	$269,370
Operating, general and administrative expenses	$26,868	$29,985	$53,469	$56,556
Depreciation and amortization expense	$8,235	$10,608	$16,128	$20,751
Earnings from equity method investments	$17,078	$17,683	$37,917	$38,547
Net income	$9,922	$17,068	$36,390	$31,668
Pending acquisition of outstanding common units
On May 30, 2016, SemGroup entered into an Agreement and Plan of Merger (the "Merger Agreement") with Rose Rock whereby SemGroup would acquire all of the outstanding common limited partner units of Rose Rock not already beneficially owned by SemGroup in exchange for shares of SemGroup Class A common stock. Each common limited partner unit of Rose Rock would be acquired in exchange for 0.8136 shares of SemGroup Class A common stock. Subsequent to the transaction, Rose Rock would be wholly owned by SemGroup or would be merged into SemGroup.
If completed, the merger will be accounted for in accordance with FASB Accounting Standards Codification 810, Consolidation - Overall - Changes in a Parent’s Ownership Interest in a Subsidiary. As SemGroup controls Rose Rock and will continue to control Rose Rock after the merger, the changes in SemGroup’s ownership interest in Rose Rock will be accounted for as an equity transaction and no gain or loss will be recognized in SemGroup’s consolidated statements of operations and comprehensive income (loss) as a result of the merger.
Completion of the merger is conditioned upon, among other things: (i) majority approval of Rose Rock common unitholders; (ii) all material required governmental consents and approvals having been received; (iii) the absence of legal injunctions or impediments prohibiting the transactions contemplated by the Merger Agreement; (iv) the effectiveness of a registration statement on Form S-4 with respect to the issuance of SemGroup Class A common stock to be issued in exchange for Rose Rock common limited partner units; (v) approval of the listing on the New York Stock

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

2.	ROSE ROCK MIDSTREAM, L.P., Continued

Exchange, subject to official notice of issuance, of the SemGroup Class A common stock to be issued; and (vi) majority approval by SemGroup stockholders of the SemGroup Class A common stock issuance.
A subsidiary of SemGroup which beneficially owns a majority of Rose Rock's common units has agreed to deliver a written consent approving the Merger Agreement and the transactions contemplated by such agreement.
The Merger Agreement provides for certain termination rights for Rose Rock. The Merger Agreement provides that upon termination of the Merger Agreement (i) in connection with the failure of the stockholders of SemGroup to approve the SemGroup stock issuance, SemGroup will pay Rose Rock's out-of-pocket expenses in an amount up to $3.8 million and (ii) in connection with a change by SemGroup of its recommendation in favor of approval of the SemGroup stock issuance under certain circumstances, SemGroup will pay to Rose Rock a termination fee in the amount of $15.5 million. Under no circumstance will SemGroup be required to both reimburse Rose Rock's expenses and pay Rose Rock the termination fee.
Rose Rock’s currently outstanding senior notes will remain outstanding after the merger is consummated, and no “change of control” will occur thereunder. It is currently contemplated that SemGroup and its subsidiaries that currently are guarantors of SemGroup’s outstanding senior notes will provide guaranties of Rose Rock’s senior notes once the merger is consummated. In addition, it is currently contemplated that Rose Rock and its subsidiaries that currently are guarantors of Rose Rock’s outstanding senior notes will provide guaranties of SemGroup’s senior notes and secured revolving credit facility once the merger is consummated. In connection with the consummation of the merger, Rose Rock’s existing senior secured revolving credit facility is contemplated to be terminated and SemGroup’s senior secured revolving credit facility is contemplated to be amended and upsized to cover the needs of the combined company. SemGroup is currently considering consummating certain internal “clean-up” mergers after the merger occurs, which would ultimately result in Rose Rock merging into SemGroup, with SemGroup being the surviving entity of that merger. If SemGroup determines to consummate these internal mergers after the merger occurs, SemGroup, upon consummation of these internal mergers, would directly assume and become the successor issuer of Rose Rock’s outstanding senior notes.

3.	EQUITY METHOD INVESTMENTS

Our equity method investments consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
White Cliffs Pipeline, L.L.C.	$290,668	$297,109
NGL Energy Partners LP	18,977	112,787
Glass Mountain Pipeline, LLC	137,293	141,182
Total equity method investments	$446,938	$551,078

Our earnings from equity method investments consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
White Cliffs Pipeline, L.L.C.	$16,428	$15,545	$36,208	$34,635
NGL Energy Partners LP(1)	—	6,220	2,232	5,915
Glass Mountain Pipeline, LLC	650	2,138	1,709	3,912
Total earnings from equity method investments	$17,078	$23,903	$40,149	$44,462
(1) Excluding loss on issuance of common units of $41.0 thousand for the six months ended June 30, 2016 and a gain on the issuance of common units of $5.9 million for the three and six months ended June 30, 2015. Additionally, gains and losses on the disposal or impairment of equity investments are not reported within "earnings from equity method investments" in the condensed consolidated statements of operations and comprehensive income (loss).
Cash distributions received from equity method investments consisted of the following (in thousands):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

3.	EQUITY METHOD INVESTMENTS, Continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
White Cliffs Pipeline, L.L.C.	$21,664	$20,551	$45,762	$44,705
NGL Energy Partners LP	—	4,468	4,873	9,483
Glass Mountain Pipeline, LLC	3,118	5,009	5,933	6,920
Total cash distributions received from equity method investments	$24,782	$30,028	$56,568	$61,108
White Cliffs Pipeline, L.L.C.
Certain unaudited summarized income statement information of White Cliffs Pipeline, L.L.C. ("White Cliffs") for the three months and six months ended June 30, 2016 and 2015 is shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$55,586	$48,509	$113,642	$103,123
Cost of products sold	$2,803	$169	$3,053	$1,102
Operating, general and administrative expenses	$10,125	$8,876	$19,727	$16,296
Depreciation and amortization expense	$10,084	$8,587	$19,047	$17,125
Net income	$32,575	$30,870	$71,822	$68,593
The equity in earnings of White Cliffs for the three months and six months ended June 30, 2016 and 2015 is less than 51% of the net income of White Cliffs for the same periods. This is due to certain general and administrative expenses we incur in managing the operations of White Cliffs that the other owners are not obligated to share. Such expenses are recorded by White Cliffs and are allocated to our ownership interest. White Cliffs recorded $0.4 million and $0.4 million of such general and administrative expense for the three months ended June 30, 2016 and 2015, respectively. White Cliffs recorded $0.9 million and $0.7 million of such general and administrative expense for the six months ended June 30, 2016 and 2015, respectively.
The members of White Cliffs are required to contribute capital to White Cliffs to fund various projects. For the six months ended June 30, 2016, we contributed $2.2 million for an expansion project that added approximately 65,000 barrels per day of capacity.
NGL Energy Partners LP
At June 30, 2016, we no longer own common units representing limited partner interests in NGL Energy Partners LP (NYSE: NGL) ("NGL Energy"). On April 27, 2016, we sold all of our NGL Energy limited partner units for $13.00 per unit and recorded a $9.1 million gain on disposal. We continue to hold an 11.78% interest in the general partner of NGL Energy which is being accounted for under the equity method in accordance ASC 323-30-S99-1, as our ownership is in excess of the 3 to 5 percent interest which is generally considered to be more than minor.
The general partner of NGL Energy is not a publicly traded company. The information below pertains to our limited partner and general partner investments in NGL Energy.
See Note 4 for discussion of the other-than-temporary impairment of our common unit investment in NGL Energy.
Under the equity method, our policy is to record our equity in earnings of NGL Energy on a one-quarter lag, as we do not expect to have information on the earnings of NGL Energy in time to consistently record the earnings in the quarter in which they are generated.
During the three months ended December 31, 2015, NGL issued common units which diluted our limited partnership interest. As we record activity on a one-quarter lag, we recognized a non-cash loss of $41.0 thousand associated with these issuances for the six months ended June 30, 2016. In the first quarter of 2015, NGL announced several transactions in which they issued common units publicly and privately which diluted our limited partnership interest. As we record activity on a one-quarter lag, we recognized a non-cash gain of $5.9 million associated with these issuances in the second quarter of 2015.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

3.	EQUITY METHOD INVESTMENTS, Continued

During the six months ended June 30, 2015, we sold 1,999,533 of our NGL Energy common units for $56.3 million, net of related costs of $0.5 million. We recorded net gains related to these sales of $6.6 million and $14.5 million in "other expense (income)" in our condensed consolidated statements of operations and comprehensive income (loss) for the three months and six months ended June 30, 2015.
Certain unaudited summarized income statement information of NGL Energy for the three months and six months ended March 31, 2016 and 2015 is shown below (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Revenue	$2,325,440	$3,220,771	$5,010,446	$7,772,917
Cost of sales	$2,077,160	$2,933,021	$4,510,660	$7,244,689
Operating, general and administrative expenses	$399,373	$151,793	$509,145	$323,857
Depreciation and amortization expense	$53,152	$54,140	$112,332	$104,475
Net income (loss)	$(206,985)	$90,942	$(155,990)	$85,673

Glass Mountain Pipeline, LLC
We own a 50% interest in Glass Mountain Pipeline, LLC ("Glass Mountain"), which we account for under the equity method. The excess of the recorded amount of our investment over the book value of our share of the underlying net assets represents equity method goodwill and capitalized interest at June 30, 2016. Capitalized interest is amortized as a reduction of earnings from equity method investments.
Certain unaudited summarized income statement information of Glass Mountain for the three months and six months ended June 30, 2016 and 2015 is shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$6,898	$9,788	$15,470	$20,909
Cost of sales	$(120)	$(40)	$445	$1,974
Operating, general and administrative expenses	$1,618	$1,513	$3,463	$2,920
Depreciation and amortization expense	$3,989	$3,932	$7,925	$7,976
Net income	$1,407	$4,381	$3,632	$8,036
The equity in earnings of Glass Mountain for the three months and six months ended June 30, 2016 and 2015 reported in our condensed consolidated statement of operations and comprehensive income (loss) is less than 50% of the net income of Glass Mountain for the same period due to amortization of capitalized interest for the period.
For the six months ended June 30, 2016, we contributed $0.3 million to Glass Mountain related to capital projects.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

4.	IMPAIRMENTS
SemGas goodwill impairment

In March 2016, our SemGas segment revised the volume forecast for its northern Oklahoma system based on revised volume forecasts provided by certain producers who have chosen to adjust plans for production following release of the Oklahoma Corporation Commission’s Regional Earthquake Response Plan that curtails the amount of volume that can be injected into disposal wells.
Based on the reduction to our forecast, we tested our SemGas segment's long-lived assets, finite-lived intangible assets and goodwill for impairment at March 31, 2016. No impairment was indicated for SemGas' long-lived assets and finite-lived intangible assets based on an undiscounted cash flow analysis. However, we did record an impairment of SemGas' goodwill for the entire balance of $13.1 million.
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
Other-than-temporary impairment of equity method investment in NGL Energy
During the fourth quarter of 2015, the market price of NGL Energy common units fell below our carrying value per unit and remained below our carrying value as of March 31, 2016. At December 31, 2015, in accordance with ASC 320-10-S99 “Investments - Debt and Equity Securities” we assessed whether such decline in value was other-than-temporary. During this initial assessment, the decrease in value was determined not to be other-than-temporary. The evidence management considered in such assessment included the nature and volatility of such decline, as well as the latest public financial guidance, condition, and results of NGL Energy. Subsequently, we continued to monitor events and developments and, based on NGL Energy's April 21, 2016 announcement of a reduction in its quarterly distribution and lowering of financial performance guidance for the most recent quarter, we concluded that the decline in the value of our investment is other-than-temporary as of March 31, 2016. As such, we recorded an impairment of $39.8 million to our investment in the limited partner units of NGL Energy for the six months ended June 30, 2016. The value of our limited partner investment in NGL Energy was written-down to the market price of $11.04 on December 31, 2015, the date through which we have recorded our equity in earnings as discussed in Note 3. See Note 3 for discussion of the sale of our NGL Energy limited partner units on April 27, 2016.
Our investment in the general partner of NGL Energy is not considered to be impaired. There is no readily available market price for our general partner investment as these units are not publicly traded. Based on the relatively low book value of our general partner investment, the value of incentive distribution rights and comparable general partner transactions, we do not believe our investment in the general partner of NGL Energy is impaired.

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
The accounting policies of each segment are the same as the accounting policies of the consolidated Company. Transactions between segments are generally recorded based on prices negotiated between the segments. Certain general and administrative expenses incurred at the corporate level were allocated to the segments based on our allocation policies in effect at the time.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

5.	SEGMENTS, Continued

Our equity investment in NGL Energy was previously included within the SemStream segment. However, in the second quarter of 2016, we disposed of our limited partner interest in NGL Energy. Subsequent to this disposal, amounts related to our remaining general partner investment in NGL Energy are not material and are not expected to be material for the foreseeable future. As our investment in NGL Energy is the only asset of SemStream, we have ceased to report SemStream as a segment. Prior period amounts have been recast to include the former SemStream balances as part of Corporate and Other. See Note 3 for additional information.
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
Our results by segment are presented in the tables below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Crude Transportation
External	$15,643	$22,425	$32,839	$42,752
Intersegment	5,128	3,562	12,341	7,283
Crude Facilities
External	10,300	11,402	20,433	22,807
Intersegment	2,526	—	5,272	—
Crude Supply and Logistics
External	143,201	189,476	319,823	292,437
SemGas
External	48,200	60,270	91,720	120,546
Intersegment	2,521	6,451	5,267	12,432
SemCAMS
External	33,815	35,915	64,681	65,639
SemLogistics
External	5,932	6,279	12,312	11,431
SemMexico
External	30,286	51,459	60,420	112,949
Corporate and Other
External	—	—	—	6,975
Intersegment	(10,175)	(10,013)	(22,880)	(19,715)
Total Revenues	$287,377	$377,226	$602,228	$675,536

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Earnings from equity method investments:
Crude Transportation	$17,078	$17,683	$37,917	$38,547
Corporate and Other(1)	—	12,117	2,191	11,812

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

5.	SEGMENTS, Continued

Total earnings from equity method investments	$17,078	$29,800	$40,108	$50,359
(1) Includes historical earnings from equity method investments including gain (loss) on issuance of common units by equity method investee related to our investment in NGL Energy. Gains and losses on the disposal or impairment of equity investments are not reported within "earnings from equity method investments" in the condensed consolidated statements of operations and comprehensive income (loss). See Note 3 for additional information.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Depreciation and amortization:
Crude Transportation	$6,171	$9,038	$12,030	$17,656
Crude Facilities	1,921	1,406	3,805	2,775
Crude Supply and Logistics	40	40	80	79
SemGas	9,194	7,359	18,116	14,497
SemCAMS	4,294	3,187	8,245	6,253
SemLogistics	1,983	2,154	3,943	4,194
SemMexico	949	1,037	1,890	2,090
Corporate and Other	496	453	986	864
Total depreciation and amortization	$25,048	$24,674	$49,095	$48,408

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income tax expense (benefit):
SemCAMS	$451	$616	$1,416	$1,167
SemLogistics	(273)	167	(214)	(202)
SemMexico	194	764	801	1,754
Corporate and Other	4,286	13,314	(18,752)	16,884
Total income tax expense (benefit)	$4,658	$14,861	$(16,749)	$19,603

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Segment profit (1):
Crude Transportation	$18,161	$19,983	$43,579	$44,507
Crude Facilities	9,371	7,963	18,958	16,365
Crude Supply and Logistics	10,069	10,978	19,162	16,159
SemGas	12,304	17,671	11,312	32,551
SemCAMS	9,000	7,981	18,904	15,866
SemLogistics	2,002	1,992	4,661	2,853
SemMexico	2,024	5,056	4,342	10,179
Corporate and Other(2)	(8,008)	4,740	(14,168)	(19,132)
Total segment profit	$54,923	$76,364	$106,750	$119,348
(1) Segment profit represents revenues excluding unrealized gains (losses) related to derivative instruments plus earnings from equity method investments less cost of sales excluding depreciation and amortization and less operating and general and administrative expenses.

(2) Corporate and Other includes amounts previously included in the SemStream segment which ceased to be a reportable segment in the second quarter of 2016. See Note 3 for additional information.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

5.	SEGMENTS, Continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Reconciliation of segment profit to net income:
Total segment profit	$54,923	$76,364	$106,750	$119,348
Less:
Net unrealized loss (gain) related to derivative instruments	4,477	(1,415)	(71)	1,230
Depreciation and amortization	25,048	24,674	49,095	48,408
Interest expense	18,875	16,822	37,810	31,413
Foreign currency transaction loss (gain)	1,543	(295)	3,012	(814)
Loss (gain) on sale or impairment of equity method investment	(9,120)	(6,623)	30,644	(14,517)
Other income, net	(491)	(95)	(678)	(186)
Income tax expense	4,658	14,861	(16,749)	19,603
Loss from discontinued operations, net of taxes	2	2	4	2
Net income	$9,931	$28,433	$3,683	$34,209

			June 30, 2016	December 31, 2015
Total assets (excluding intersegment receivables):
Crude Transportation			$931,362	$877,017
Crude Facilities			154,359	155,186
Crude Supply and Logistics			430,297	328,419
SemGas			691,823	719,789
SemCAMS			376,586	331,749
SemLogistics			143,648	155,794
SemMexico			86,073	89,608
Corporate and Other(1)			282,826	196,347
Total			$3,096,974	$2,853,909
(1) Corporate and Other includes amounts previously included in the SemStream segment which ceased to be a reportable segment in the second quarter of 2016. See Note 3 for additional information.

			June 30, 2016	December 31, 2015
Equity investments:
Crude Transportation			$427,961	$438,291
Corporate and Other(1)			18,977	112,787
Total equity investments			$446,938	$551,078
(1) Corporate and Other includes amounts previously included in the SemStream segment which ceased to be a reportable segment in the second quarter of 2016. See Note 3 for additional information.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

6.	INVENTORIES
Inventories consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Crude oil	$76,343	$59,121
Asphalt and other	9,117	11,118
Total inventories	$85,460	$70,239

At June 30, 2015, our Crude Supply and Logistics segment recorded non-cash charges of $1.2 million to write-down crude oil inventory to the lower of cost or market. A lower of cost or market adjustment was not necessary at June 30, 2016.

7.	FINANCIAL INSTRUMENTS
Fair value of financial instruments
We record certain financial assets and liabilities at fair value at each balance sheet date. The tables below summarize the balances of commodity derivative assets and liabilities at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016			December 31, 2015
Derivatives subject to netting arrangements:	Level 1	Netting*	Total	Level 1	Netting*	Total
Commodity derivatives:
Assets	$1,160	$(1,160)	$—	$131	$(131)	$—
Liabilities	$1,428	$(1,160)	$268	$470	$(131)	$339
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
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value levels. At June 30, 2016, all of our physical fixed price forward purchases and sales contracts were being accounted for as normal purchases and normal sales.
There were no financial assets or liabilities recorded at fair value which were classified as Level 2 or Level 3 during the three months and six months ended June 30, 2016 and 2015. As such, no rollforward of Level 3 activity has been presented.
Commodity derivative contracts
Our consolidated results of operations and cash flows are impacted by changes in market prices for petroleum products. This exposure to commodity price risk is managed, in part, by entering into various commodity derivatives.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

7.	FINANCIAL INSTRUMENTS, Continued

We seek to manage the price risk associated with our marketing operations by limiting our net open positions through (i) the concurrent purchase and sale of like quantities of petroleum products to create back-to-back transactions that are intended to lock in positive margins based on the timing, location or quality of the petroleum products purchased and delivered or (ii) derivative contracts. Our storage and transportation assets can also be used to mitigate time and location basis risks, respectively. All marketing activities are subject to our Comprehensive Risk Management Policy, which establishes limits in order to manage risk and mitigate financial exposure.
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
The following table sets forth the notional quantities for commodity derivative instruments entered into (in thousands of barrels):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Sales	5,890	7,721	16,310	13,452
Purchases	5,743	7,508	16,253	13,413
We have not designated any of our commodity derivative instruments as accounting hedges. We have recorded the fair value of our commodity derivative instruments on our condensed consolidated balance sheets in other current assets and other current liabilities in the following amounts (in thousands):

	June 30, 2016		December 31, 2015
	Assets	Liabilities	Assets	Liabilities
Commodity contracts	$—	$268	$—	$339
We have posted margin deposits as collateral with brokers who have the right of set off associated with these funds. At June 30, 2016 and December 31, 2015, our margin deposit balances were in a net asset position of $5.1 million and $2.9 million, respectively. These margin account balances have not been offset against our net commodity derivative instrument (contract) positions. Had these margin deposits been netted against our net commodity derivative instrument (contract) positions as of June 30, 2016 and December 31, 2015, we would have had net asset positions of $4.8 million and $2.6 million, respectively.
Realized and unrealized gains (losses) from our commodity derivatives were recorded to product revenue in the following amounts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Commodity contracts	$(7,127)	$(2,202)	$(3,773)	$(2,268)
Concentrations of risk
During the three months ended June 30, 2016, one customer of our Crude Supply and Logistics segment accounted for more than 10% of our consolidated revenues at approximately 30%. No suppliers accounted for more than 10% of our costs of products sold.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

7.	FINANCIAL INSTRUMENTS, Continued

During the six months ended June 30, 2016, one customer of our Crude Supply and Logistics segment accounted for more than 10% of our consolidated revenues at approximately 33%. We purchased approximately $39.5 million of product from one third-party supplier of our Crude Supply and Logistics segment, which represented approximately 11% of our costs of products sold.
At June 30, 2016, two third-party customers, primarily of our Crude Supply and Logistics segment, accounted for approximately 42% of our consolidated accounts receivable.

8.	INCOME TAXES
The effective tax rate was 32% and 34% for the three months ended June 30, 2016 and 2015 respectively and 128% and 36% for the six months ended June 30, 2016 and 2015, respectively. Significant items that impacted the effective tax rate for each period, as compared to the U.S. federal statutory rate of 35%, include earnings in foreign jurisdictions taxed at lower rates and a non-controlling interest in Rose Rock for which taxes are not provided. Further, the foreign earnings are taxed in foreign jurisdictions as well as in the U.S., since they are disregarded entities for U.S. federal income tax purposes. These combined factors, and the magnitude of the permanent items impacting the tax rate relative to income from continuing operations before income taxes result in rates that are not comparable between the periods.
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
We have analyzed filing positions in all of the federal, state and foreign jurisdictions where we are required to file income tax returns and determined that no accruals related to uncertainty in tax positions are required. All income tax years of the Company ending after the emergence from bankruptcy remain open for examination in U.S. jurisdictions under general operation of the statute of limitations, including special provisions with regard to net operating loss carryovers. In foreign jurisdictions, all tax periods prior to the emergence from bankruptcy are closed. The statute of limitations has not been waived with respect to any foreign jurisdictions post emergence and tax periods are open for examination in accordance with the general statutes of each foreign jurisdiction. Currently, there are no examinations in progress for our federal and state jurisdictions. Canada Revenue Agency has initiated an income tax audit of SemCAMS ULC for the tax years 2013 and 2014. No other foreign jurisdictions are currently under audit.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

9.	LONG-TERM DEBT
Our long-term debt consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
SemGroup 7.50% senior unsecured notes due 2021	$300,000	$300,000
Unamortized debt issuance costs on SemGroup notes	(4,125)	(4,540)
SemGroup 7.50% senior unsecured notes due 2021, net	295,875	295,460

Rose Rock 5.625% senior unsecured notes due 2022	400,000	400,000
Unamortized debt issuance costs on Rose Rock 2022 notes	(6,442)	(6,975)
Rose Rock 5.625% senior unsecured notes due 2022, net	393,558	393,025

Rose Rock 5.625% senior unsecured notes due 2023	350,000	350,000
Unamortized discount on Rose Rock 2023 notes	(5,178)	(5,455)
Unamortized debt issuance costs on Rose Rock 2023 notes	(4,931)	(5,266)
Rose Rock 5.625% senior unsecured notes due 2023, net	339,891	339,279

SemGroup corporate revolving credit facility	—	30,000
Rose Rock revolving credit facility	41,000	—
SemMexico revolving credit facility	—	—
Capital leases	64	83
Total long-term debt, net	1,070,388	1,057,847
Less: current portion of long-term debt	25	31
Noncurrent portion of long-term debt, net	$1,070,363	$1,057,816
SemGroup senior unsecured notes due 2021
For the three months ended June 30, 2016 and 2015, we incurred $5.8 million and $5.8 million, respectively, of interest expense related to $300 million of 7.50% senior unsecured notes due 2021 (the "SemGroup Notes") including the amortization of debt issuance costs. For the six months ended June 30, 2016 and 2015, we incurred $11.7 million and $11.7 million, respectively, of interest expense related to the SemGroup Notes including the amortization of debt issuance costs.
SemGroup corporate revolving credit facility
At June 30, 2016, we had no outstanding cash borrowings on our $500 million revolving credit facility.
At June 30, 2016, we had outstanding letters of credit under the facility of $6.0 million, for which the rate in effect was 2.0%.
We incurred interest expense related to the SemGroup revolving credit facility of $1.2 million and $1.0 million for the three months ended June 30, 2016 and 2015, respectively, including letters of credit and amortization of debt issuance costs. We incurred interest expense related to the SemGroup revolving credit facility of $2.6 million and $2.0 million for the six months ended June 30, 2016 and 2015, respectively, including letters of credit and amortization of debt issuance costs.
Rose Rock senior unsecured notes due 2022
At June 30, 2016, Rose Rock had outstanding $400 million of 5.625% senior unsecured notes due 2022 (the "Rose Rock 2022 Notes"). For the three months ended June 30, 2016 and 2015, we incurred $5.9 million and $5.9 million, respectively, of interest expense related to the Rose Rock 2022 Notes including amortization of debt issuance costs. For

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

9.	LONG-TERM DEBT, Continued

the six months ended June 30, 2016 and 2015, we incurred $11.7 million and $11.7 million, respectively, of interest expense related to the Rose Rock 2022 Notes including amortization of debt issuance costs.
Rose Rock senior unsecured notes due 2023
At June 30, 2016, Rose Rock had $350 million of 5.625% senior unsecured notes due 2023 (the “Rose Rock 2023 Notes”), which were issued on May 14, 2015. For the three months ended June 30, 2016 and 2015, we incurred $5.2 million and $2.7 million, respectively, of interest expense related to the Rose Rock 2023 Notes including amortization of debt issuance costs. For the six months ended June 30, 2016 and 2015, we incurred $10.4 million and $2.7 million, respectively, of interest expense related to the Rose Rock 2023 Notes including amortization of debt issuance costs.
Rose Rock revolving credit facility
At June 30, 2016, Rose Rock had $41.0 million of outstanding cash borrowings under the $585 million Rose Rock revolving credit facility, which incurred interest at the alternate base rate ("ABR"). At June 30, 2016, the interest rate in effect on ABR borrowings was 5.25%.
At June 30, 2016, Rose Rock had $37.7 million in outstanding letters of credit, and the rate in effect was 2.75%.
Rose Rock had $18.9 million of secured bilateral letters of credit outstanding at June 30, 2016. The interest rate in effect was 1.75%. Secured bilateral letters of credit are external to the facility and do not reduce availability for borrowing on the revolving credit facility.
We incurred $1.6 million and $2.0 million of interest expense related to this facility during the three months ended June 30, 2016 and 2015, respectively, including letters of credit and amortization of debt issuance costs. We incurred $3.1 million and $4.2 million of interest expense related to this facility during the six months ended June 30, 2016 and 2015, respectively, including letters of credit and amortization of debt issuance costs.
SemMexico revolving credit facility
At June 30, 2016, SemMexico had a $100 million Mexican pesos (U.S. $5.4 million at the June 30, 2016 exchange rate) revolving credit facility, which matures in May 2018. There were no outstanding borrowings on the facility at June 30, 2016. Borrowings are unsecured and bear interest at the bank prime rate in Mexico plus 1.50%.
At June 30, 2016, SemMexico had an outstanding letter of credit of $292.8 million Mexican pesos (U.S. $15.8 million at the June 30, 2016 exchange rate). The letter of credit was issued for a fee of 0.25%.
Capitalized interest
During the six months ended June 30, 2016 and 2015, we capitalized interest of $1.6 million and $0.9 million, respectively.
Fair value
We estimate the fair value of the SemGroup Notes, the Rose Rock 2022 Notes and the Rose Rock 2023 Notes to be $290 million, $352 million and $305 million, respectively, at June 30, 2016, based on unadjusted, transacted market prices near the measurement date, which are categorized as Level 2 measurements. We estimate that the fair value of our revolving long-term debt was not materially different than the reported values at June 30, 2016, and is categorized as a Level 2 measurement. It is our belief that neither the market interest rates nor our credit profile have changed significantly enough to have had a material impact on the fair value of our revolving debt outstanding at June 30, 2016.

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
Dimmit County, TX claims
An employee of Rose Rock Midstream Field Services, LLC was involved in a tractor trailer accident on January 15, 2015 in Dimmit County, Texas.  A second accident followed resulting in six fatalities and multiple injuries.  Multiple lawsuits involving claims of wrongful death and personal injury were filed in Zavala County and Dimmit County, Texas.  These lawsuits have been consolidated in the District Court, 293rd Judicial District, Zavala County, Texas, as cause number 15-01-13356-ZCV, Maribel Rodriguez and the Estate of David Rodriguez, et al., vs. Rose Rock Midstream Field Services, LLC, SemGroup Corporation, Rose Rock Midstream, L.P. and SemManagement LLC, et al.  Confidential settlement agreements have been entered into with all plaintiffs.  There are pending claims with one defendant/cross-plaintiff for which a Motion for Summary Judgment has been filed, however, the hearing date has not been set.  We believe that any liability that may arise from this action will be within the limits covered by our insurance.  We will continue to defend our position, however we cannot predict the outcome.
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
Asset retirement obligations
We will be required to incur significant removal and restoration costs when we retire our natural gas gathering and processing facilities in Canada. At June 30, 2016, we have an asset retirement obligation liability of $18.0 million, which is included within other noncurrent liabilities on our condensed consolidated balance sheets. This amount was calculated using the $126.0 million cost we estimate we would incur to retire these facilities, discounted based on our risk-adjusted cost of borrowing and the estimated timing of remediation.
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
Purchase and sale commitments
We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We account for derivatives at fair value with the exception of commitments which have been designated as normal purchases and sales for which we do not record assets or liabilities related to these agreements until the product is purchased or sold. At June 30, 2016, such commitments included the following (in thousands):

	Volume (Barrels)	Value
Fixed price purchases	3,528	$167,030
Fixed price sales	4,563	$218,212
Floating price purchases	12,701	$601,820
Floating price sales	17,773	$786,992
Certain of the commitments shown in the table above relate to agreements to purchase product from a counterparty and to sell a similar amount of product (in a different location) to the same counterparty. Many of the commitments shown in the table above are cancellable by either party, as long as notice is given within the time frame specified in the agreement (generally 30 to 120 days).
Our SemGas segment has a take-or-pay contractual obligation related to the fractionation of natural gas liquids through June 2023. The approximate amount of future obligation is as follows (in thousands):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

10.	COMMITMENTS AND CONTINGENCIES, Continued

For year ending:
December 31, 2016	$5,951
December 31, 2017	11,938
December 31, 2018	10,060
December 31, 2019	9,121
December 31, 2020	8,451
Thereafter	15,940
Total expected future payments	$61,461
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

11.	EQUITY
Unaudited condensed consolidated statement of changes in owners’ equity
The following table shows the changes in our consolidated owners’ equity accounts from December 31, 2015 to June 30, 2016 (in thousands):

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Owners’ Equity
Balance at December 31, 2015	$439	$1,217,255	$(5,593)	$(38,012)	$(58,562)	$80,829	$1,196,356
Net income (loss)	—	—	—	(7,259)	—	10,942	3,683
Other comprehensive income, net of income taxes	—	—	—	—	2,482	—	2,482
Issuance of common shares	86	228,460	—	—	—	—	228,546
Distributions to noncontrolling interests	—	—	—	—	—	(21,485)	(21,485)
Dividends paid	—	(39,720)	—	—	—	—	(39,720)
Unvested dividend equivalent rights	—	206	—	—	—	66	272
Non-cash equity compensation	—	4,592	—	—	—	731	5,323
Issuance of common stock under compensation plans	1	774	—	—	—	—	775
Repurchase of common stock	—	—	(904)	—	—	—	(904)
Balance at June 30, 2016	$526	$1,411,567	$(6,497)	$(45,271)	$(56,080)	$71,083	$1,375,328
Accumulated other comprehensive loss
The following table presents the changes in the components of accumulated other comprehensive loss from December 31, 2015 to June 30, 2016 (in thousands):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

11.	EQUITY, Continued

	Currency Translation	Employee Benefit Plans	Total
Balance at December 31, 2015	$(57,201)	$(1,361)	$(58,562)
Currency translation adjustment, net of income tax expense of $1,589	2,608	—	2,608
Changes related to benefit plans, net of income tax benefit of $42	—	(126)	(126)
Balance at June 30, 2016	$(54,593)	$(1,487)	$(56,080)
There were no significant items reclassified out of accumulated other comprehensive loss to net income for the three months and six months ended June 30, 2016.
Equity issuances
On June 22, 2016, we issued and sold 8,625,000 shares of our Class A common stock, valued at $27.00 per share, to the public for proceeds of $228.5 million, net of underwriting fees and other offering costs of $4.3 million. Proceeds were used to repay borrowings on our revolving credit facility and will be used for future capital expenditures and general corporate purposes.
During the six months ended June 30, 2016, we issued 30,718 shares under the Employee Stock Purchase Plan and 157,077 shares related to our equity based compensation awards.
Equity-based compensation
At June 30, 2016, there were 797,812 unvested shares that have been granted under our director and employee compensation programs. The par value of these shares is not reflected in common stock on the condensed consolidated balance sheet, as these shares have not yet vested. For certain of the awards, the number of shares that will vest is contingent upon our achievement of certain specified targets. If we meet the specified maximum targets, approximately 408,000 additional shares could vest.
The holders of certain restricted stock awards are entitled to equivalent dividends (“UDs”) to be received upon vesting of the related restricted stock awards and will be settled in cash. At June 30, 2016, the value of the UDs to be settled in cash related to unvested restricted stock awards was approximately $390 thousand.
During the six months ended June 30, 2016, we granted 548,143 restricted stock awards with a weighted average grant date fair value of $19.20 per award.
Dividends
The following table sets forth the quarterly dividends per share declared and/or paid to shareholders for the periods indicated:

Quarter Ending	Dividend Per Share	Date of Record	Date Paid
March 31, 2015	$0.34	March 9, 2015	March 20, 2015
June 30, 2015	$0.38	May 18, 2015	May 29, 2015
September 30, 2015	$0.42	August 17, 2015	August 25, 2015
December 31, 2015	$0.45	November 16, 2015	November 24, 2015
March 31, 2016	$0.45	March 7, 2016	March 17, 2016
June 30, 2016	$0.45	May 16, 2016	May 26, 2016
September 30, 2016	$0.45	August 15, 2016	August 25, 2016

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

12.	EARNINGS PER SHARE
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
The following summarizes the calculation of basic earnings per share for the three months and six months ended June 30, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Continuing Operations	Discontinued Operations	Net	Continuing Operations	Discontinued Operations	Net
Income (loss)	$9,933	$(2)	$9,931	$28,435	$(2)	$28,433
less: Income attributable to noncontrolling interests	1,922	—	1,922	5,136	—	5,136
Income (loss) attributable to SemGroup	$8,011	$(2)	$8,009	$23,299	$(2)	$23,297
Weighted average common stock outstanding	45,236	45,236	45,236	43,798	43,798	43,798
Basic earnings (loss) per share	$0.18	$—	$0.18	$0.53	$—	$0.53

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Continuing Operations	Discontinued Operations	Net	Continuing Operations	Discontinued Operations	Net
Income (loss)	$3,687	$(4)	$3,683	$34,211	$(2)	$34,209
less: Income attributable to noncontrolling interests	10,942	—	10,942	9,446	—	9,446
Income (loss) attributable to SemGroup	$(7,255)	$(4)	$(7,259)	$24,765	$(2)	$24,763
Weighted average common stock outstanding	44,553	44,553	44,553	43,758	43,758	43,758
Basic earnings (loss) per share	$(0.16)	$—	$(0.16)	$0.57	$—	$0.57

The following summarizes the calculation of diluted earnings per share for the three months and six months ended June 30, 2016 and 2015 (in thousands, except per share amounts):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

12.	EARNINGS PER SHARE, Continued

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Continuing Operations	Discontinued Operations	Net	Continuing Operations	Discontinued Operations	Net
Income (loss)	$9,933	$(2)	$9,931	$28,435	$(2)	$28,433
less: Income attributable to noncontrolling interests	1,922	—	1,922	5,136	—	5,136
Income (loss) attributable to SemGroup	$8,011	$(2)	$8,009	$23,299	$(2)	$23,297
Weighted average common stock outstanding	45,236	45,236	45,236	43,798	43,798	43,798
Effect of dilutive securities	411	411	411	215	215	215
Diluted weighted average common stock outstanding	45,647	45,647	45,647	44,013	44,013	44,013
Diluted earnings (loss) per share	$0.18	$—	$0.18	$0.53	$—	$0.53

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Continuing Operations	Discontinued Operations	Net	Continuing Operations	Discontinued Operations	Net
Income (loss)	$3,687	$(4)	$3,683	$34,211	$(2)	$34,209
less: Income attributable to noncontrolling interests	10,942	—	10,942	9,446	—	9,446
Income (loss) attributable to SemGroup	$(7,255)	$(4)	$(7,259)	$24,765	$(2)	$24,763
Weighted average common stock outstanding	44,553	44,553	44,553	43,758	43,758	43,758
Effect of dilutive securities	—	—	—	217	217	217
Diluted weighted average common stock outstanding	44,553	44,553	44,553	43,975	43,975	43,975
Diluted earnings (loss) per share	$(0.16)	$—	$(0.16)	$0.56	$—	$0.56

For the six months ended June 30, 2016, we experienced a net loss attributable to SemGroup, as such the unvested equity compensation awards would have been antidilutive and, therefore, were not included in the computation of diluted earnings per share.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

13.	SUPPLEMENTAL CASH FLOW INFORMATION
The following table summarizes the changes in the components of operating assets and liabilities shown on our condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2016	2015
Decrease (increase) in restricted cash	$1	$6,766
Decrease (increase) in accounts receivable	(60,062)	(2,248)
Decrease (increase) in receivable from affiliates	(4,305)	(1,353)
Decrease (increase) in inventories	(15,918)	(36,065)
Decrease (increase) in derivatives and margin deposits	(2,163)	(287)
Decrease (increase) in other current assets	956	(3,134)
Decrease (increase) in other assets	(1,266)	(2,096)
Increase (decrease) in accounts payable and accrued liabilities	60,867	18,730
Increase (decrease) in payable to affiliates	3,997	5,580
Increase (decrease) in payables to pre-petition creditors	—	(3,836)
Increase (decrease) in other noncurrent liabilities	(1,453)	47
	$(19,346)	$(17,896)

Other supplemental disclosures
We paid cash interest of $34.9 million and $28.2 million for the six months ended June 30, 2016 and 2015, respectively.
We paid cash for income taxes (net of refunds received) of $2.3 million and $5.7 million for the six months ended June 30, 2016 and 2015, respectively.
We incurred liabilities for construction work in process that had not been paid of $9.1 million and $16.8 million as of June 30, 2016 and 2015, respectively. Such amounts are not included in capital expenditures on the consolidated statements of cash flows.
We financed prepayments of insurance premiums of $4.0 million and $4.6 million for the six months ended June 30, 2016 and 2015, respectively.

14.	RELATED PARTY TRANSACTIONS
NGL Energy
As described in Note 3, we own a general partner interest in NGL Energy which is accounted for as an equity method investment.
During the three months and six months ended June 30, 2016 and 2015, we generated the following transactions with NGL Energy and its subsidiaries (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$8,303	$74,447	$16,832	$119,916
Purchases	$6,366	$75,027	$13,196	$110,261
Reimbursements from NGL Energy for services	$—	$14	$—	$56

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
White Cliffs
During the three months ended June 30, 2016 and 2015, we generated storage revenue from White Cliffs of approximately $1.1 million and $1.1 million, respectively. During the six months ended June 30, 2016 and 2015, we generated storage revenue from White Cliffs of approximately $2.2 million and $2.1 million, respectively. We incurred $2.7 million and $1.1 million of cost for the three months ended June 30, 2016 and 2015, respectively, related to transportation fees for shipments on White Cliffs. We incurred $5.2 million and $1.8 million of cost for the six months ended June 30, 2016 and 2015, respectively, related to transportation fees for shipments on White Cliffs. We received $0.1 million and $0.1 million in management fees from White Cliffs for the three months ended June 30, 2016 and 2015, respectively. We received $0.2 million and $0.2 million in management fees from White Cliffs for the six months ended June 30, 2016 and 2015, respectively. During the three and six months ended June 30, 2016, we purchased $3.5 million of crude oil from White Cliffs. There were no product purchases from White Cliffs in the prior year.
Glass Mountain
We incurred $1.4 million and $0.7 million of cost for the three months ended June 30, 2016 and 2015, respectively, related to transportation fees for shipments on the Glass Mountain Pipeline. We incurred $3.3 million and $1.2 million of cost for the six months ended June 30, 2016 and 2015, respectively, related to transportation fees for shipments on the Glass Mountain Pipeline. We received $0.2 million and $0.2 million in fees from Glass Mountain for the three months ended June 30, 2016 and 2015, respectively, related to support and administrative services associated with pipeline operations. We received $0.4 million and $0.4 million in fees from Glass Mountain for the six months ended June 30, 2016 and 2015, respectively, related to support and administrative services associated with pipeline operations. We made purchases of crude oil of $0.4 million and $1.5 million from Glass Mountain during the six months ended June 30, 2016 and 2015, respectively. There were no purchases of crude oil from Glass Mountain during the three months ended June 30, 2016 and 2015.
Legal services
The law firm of Conner & Winters, LLP, of which Mark D. Berman is a partner, performs legal services for us. Mr. Berman is the spouse of Candice L. Cheeseman, Vice President and General Counsel. Mr. Berman does not perform any legal services for us. SemGroup paid $0.3 million and $0.4 million in legal fees and related expenses to this law firm during the three months ended June 30, 2016 and 2015, respectively (of which $0.1 thousand and $0.1 thousand was paid by White Cliffs during the three months ended June 30, 2016 and 2015, respectively). SemGroup paid $0.4 million and $0.7 million in legal fees and related expenses to this law firm during the six months ended June 30, 2016 and 2015, respectively (of which $1.6 thousand and $3.4 thousand was paid by White Cliffs during the six months ended June 30, 2016 and 2015, respectively).

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
Unaudited condensed consolidating financial statements for the Parent, the Guarantors and non-guarantors as of June 30, 2016 and December 31, 2015 and for the three months and six months ended June 30, 2016 and 2015 are presented on an equity method basis in the tables below (in thousands).
Intercompany receivable and payable balances, including notes receivable and payable, are capital transactions primarily to facilitate the capital needs of our subsidiaries. As such, subsidiary intercompany balances have been reported as a reduction to equity on the condensed consolidating Guarantor balance sheets. The Parent's net intercompany balance, including note receivable, and investments in subsidiaries have been reported in equity method investments on the condensed consolidating Guarantor balance sheets. Intercompany transactions, such as daily cash management activities, have been reported as financing activities within the condensed consolidating Guarantor statements of cash flows. The Parent's investing activities with subsidiaries, such as the drop down of Wattenberg Holding, LLC and Glass Mountain to Rose Rock in the first quarter of 2015, have been reflected as cash flows from investing activities. Quarterly cash distributions from Rose Rock representing a return on capital have been included in the Parent's cash flows from operations. These balances are eliminated through consolidating adjustments below.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Balance Sheets

	June 30, 2016
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$187,987	$—	$68,614	$(821)	$255,780
Restricted cash	—	—	31	—	31
Accounts receivable, net	641	12,596	375,431	—	388,668
Receivable from affiliates	4,897	802	9,467	(4,947)	10,219
Inventories	—	(120)	85,580	—	85,460
Other current assets	9,228	742	15,475	—	25,445
Total current assets	202,753	14,020	554,598	(5,768)	765,603
Property, plant and equipment, net	4,915	532,702	1,111,345	—	1,648,962
Equity method investments	1,502,156	510,115	427,961	(1,993,294)	446,938
Goodwill	—	—	34,698	—	34,698
Other intangible assets, net	18	140,083	16,516	—	156,617
Other noncurrent assets	38,780	778	4,598	—	44,156
Total assets	$1,748,622	$1,197,698	$2,149,716	$(1,999,062)	$3,096,974
LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$533	$11,346	$326,841	$—	$338,720
Payable to affiliates	53	21	13,903	(4,947)	9,030
Accrued liabilities	9,392	11,511	63,796	4	84,703
Other current liabilities	364	—	11,146	—	11,510
Total current liabilities	10,342	22,878	415,686	(4,943)	443,963
Long-term debt, net	295,875	6,640	790,988	(23,140)	1,070,363
Deferred income taxes	135,985	—	47,791	—	183,776
Other noncurrent liabilities	2,175	—	21,369	—	23,544
Commitments and contingencies
Owners’ equity excluding noncontrolling interests in consolidated subsidiaries	1,304,245	1,168,180	802,799	(1,970,979)	1,304,245
Noncontrolling interests in consolidated subsidiaries	—	—	71,083	—	71,083
Total owners’ equity	1,304,245	1,168,180	873,882	(1,970,979)	1,375,328
Total liabilities and owners’ equity	$1,748,622	$1,197,698	$2,149,716	$(1,999,062)	$3,096,974

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

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Statements of Operations

	Three Months Ended June 30, 2016
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$39,849	$172,798	$(2,521)	$210,126
Service	—	10,872	51,328	—	62,200
Other	—	—	15,051	—	15,051
Total revenues	—	50,721	239,177	(2,521)	287,377
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	27,171	152,192	(2,521)	176,842
Operating	—	9,192	45,515	—	54,707
General and administrative	4,782	2,379	13,614	—	20,775
Depreciation and amortization	393	9,146	15,509	—	25,048
Loss (gain) on disposal or impairment of long-lived assets, net	—	(1)	1,686	—	1,685
Total expenses	5,175	47,887	228,516	(2,521)	279,057
Earnings from equity method investments	6,557	9,034	17,077	(15,590)	17,078
Operating income	1,382	11,868	27,738	(15,590)	25,398
Other expenses (income), net:
Interest expense (income)	(936)	8,333	11,714	(236)	18,875
Foreign currency transaction loss	—	—	1,543	—	1,543
Gain on sale of equity method investment	(9,120)	—	—	—	(9,120)
Other income, net	(249)	—	(478)	236	(491)
Total other expense (income), net	(10,305)	8,333	12,779	—	10,807
Income from continuing operations before income taxes	11,687	3,535	14,959	(15,590)	14,591
Income tax expense	3,679	—	979	—	4,658
Income from continuing operations	8,008	3,535	13,980	(15,590)	9,933
Loss from discontinued operations, net of income taxes	—	(1)	(1)	—	(2)
Net income	8,008	3,534	13,979	(15,590)	9,931
Less: net income attributable to noncontrolling interests	—	—	1,922	—	1,922
Net income attributable to SemGroup	$8,008	$3,534	$12,057	$(15,590)	$8,009
Net income	$8,008	$3,534	$13,979	$(15,590)	$9,931
Other comprehensive income (loss), net of income taxes	18,480	485	(12,374)	—	6,591
Comprehensive income	26,488	4,019	1,605	(15,590)	16,522
Less: comprehensive income attributable to noncontrolling interests	—	—	1,922	—	1,922
Comprehensive income (loss) attributable to SemGroup	$26,488	$4,019	$(317)	$(15,590)	$14,600

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Three Months Ended June 30, 2015
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$50,293	$244,886	$(6,443)	$288,736
Service	—	15,743	50,861	—	66,604
Other	—	—	21,886	—	21,886
Total revenues	—	66,036	317,633	(6,443)	377,226
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	35,632	214,969	(6,443)	244,158
Operating	—	8,822	51,978	—	60,800
General and administrative	4,626	2,642	15,649	—	22,917
Depreciation and amortization	329	7,255	17,090	—	24,674
Loss on disposal or impairment of long-lived assets, net	—	108	1,264	—	1,372
Total expenses	4,955	54,459	300,950	(6,443)	353,921
Earnings from equity method investments	28,583	15,048	17,683	(37,411)	23,903
Gain on issuance of common units by equity method investee	5,897	—	—	—	5,897
Operating income	29,525	26,625	34,366	(37,411)	53,105
Other expenses (income), net:
Interest expense	781	6,160	10,614	(733)	16,822
Foreign currency transaction gain	(5)	—	(290)	—	(295)
Gain on sale of equity method investment	(6,623)	—	—	—	(6,623)
Other income, net	(778)	—	(50)	733	(95)
Total other expense (income), net	(6,625)	6,160	10,274	—	9,809
Income from continuing operations before income taxes	36,150	20,465	24,092	(37,411)	43,296
Income tax expense	12,853	—	2,008	—	14,861
Income from continuing operations	23,297	20,465	22,084	(37,411)	28,435
Loss from discontinued operations, net of income taxes	—	(1)	(1)	—	(2)
Net income	23,297	20,464	22,083	(37,411)	28,433
Less: net income attributable to noncontrolling interests	—	—	5,136	—	5,136
Net income attributable to SemGroup	$23,297	$20,464	$16,947	$(37,411)	$23,297
Net income	$23,297	$20,464	$22,083	$(37,411)	$28,433
Other comprehensive income (loss), net of income taxes	(2,346)	—	7,866	—	5,520
Comprehensive income	20,951	20,464	29,949	(37,411)	33,953
Less: comprehensive income attributable to noncontrolling interests	—	—	5,136	—	5,136
Comprehensive income attributable to SemGroup	$20,951	$20,464	$24,813	$(37,411)	$28,817

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Six Months Ended June 30, 2016
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$73,247	$379,042	$(5,267)	$447,022
Service	—	23,740	102,533	—	126,273
Other	—	—	28,933	—	28,933
Total revenues	—	96,987	510,508	(5,267)	602,228
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	51,780	327,276	(5,267)	373,789
Operating	—	16,885	88,014	—	104,899
General and administrative	10,654	4,625	26,556	—	41,835
Depreciation and amortization	773	18,020	30,302	—	49,095
Loss on disposal of long-lived assets, net	—	13,051	1,941	—	14,992
Total expenses	11,427	104,361	474,089	(5,267)	584,610
Earnings from equity method investments	13,147	28,214	37,917	(39,129)	40,149
Loss on issuance of common units by equity method investee	(41)	—	—	—	(41)
Operating income	1,679	20,840	74,336	(39,129)	57,726
Other expenses (income), net:
Interest expense (income)	(1,513)	16,336	23,460	(473)	37,810
Foreign currency transaction loss	—	—	3,012	—	3,012
Loss on sale or impairment of equity method investment	30,644	—	—	—	30,644
Other income, net	(487)	—	(664)	473	(678)
Total other expenses, net	28,644	16,336	25,808	—	70,788
Income (loss) from continuing operations before income taxes	(26,965)	4,504	48,528	(39,129)	(13,062)
Income tax expense (benefit)	(19,706)	—	2,957	—	(16,749)
Income (loss) from continuing operations	(7,259)	4,504	45,571	(39,129)	3,687
Loss from discontinued operations, net of income taxes	—	(3)	(1)	—	(4)
Net income (loss)	(7,259)	4,501	45,570	(39,129)	3,683
Less: net income attributable to noncontrolling interests	—	—	10,942	—	10,942
Net income (loss) attributable to SemGroup	$(7,259)	$4,501	$34,628	$(39,129)	$(7,259)
Net income (loss)	$(7,259)	$4,501	$45,570	$(39,129)	$3,683
Other comprehensive income (loss), net of income taxes	(1,986)	701	3,767	—	2,482
Comprehensive income (loss)	(9,245)	5,202	49,337	(39,129)	6,165
Less: comprehensive income attributable to noncontrolling interests	—	—	10,942	—	10,942
Comprehensive income (loss) attributable to SemGroup	$(9,245)	$5,202	$38,395	$(39,129)	$(4,777)

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Six Months Ended June 30, 2015
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$101,346	$419,938	$(12,417)	$508,867
Service	—	30,202	98,279	—	128,481
Other	—	—	38,188	—	38,188
Total revenues	—	131,548	556,405	(12,417)	675,536
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	76,300	372,347	(12,417)	436,230
Operating	—	16,936	96,954	—	113,890
General and administrative	22,228	4,706	28,293	—	55,227
Depreciation and amortization	623	14,288	33,497	—	48,408
Loss on disposal of long-lived assets, net	—	107	2,323	—	2,430
Total expenses	22,851	112,337	533,414	(12,417)	656,185
Earnings from equity method investments	43,388	27,576	38,547	(65,049)	44,462
Gain on issuance of common units by equity method investee	5,897	—	—	—	5,897
Operating income	26,434	46,787	61,538	(65,049)	69,710
Other expenses (income), net:
Interest expense	2,203	11,651	19,058	(1,499)	31,413
Foreign currency transaction gain	(5)	—	(809)	—	(814)
Gain on sale of equity method investment	(14,517)	—	—	—	(14,517)
Other income, net	(1,570)	—	(115)	1,499	(186)
Total other expenses (income), net	(13,889)	11,651	18,134	—	15,896
Income from continuing operations before income taxes	40,323	35,136	43,404	(65,049)	53,814
Income tax expense	15,560	—	4,043	—	19,603
Income from continuing operations	24,763	35,136	39,361	(65,049)	34,211
Loss from discontinued operations, net of income taxes	—	(1)	(1)	—	(2)
Net income	24,763	35,135	39,360	(65,049)	34,209
Less: net income attributable to noncontrolling interests	—	—	9,446	—	9,446
Net income attributable to SemGroup	$24,763	$35,135	$29,914	$(65,049)	$24,763
Net income	24,763	35,135	39,360	(65,049)	34,209
Other comprehensive income (loss), net of income taxes	6,300	—	(9,840)	—	(3,540)
Comprehensive income	31,063	35,135	29,520	(65,049)	30,669
Less: comprehensive income attributable to noncontrolling interests	—	—	9,446	—	9,446
Comprehensive income attributable to SemGroup	$31,063	$35,135	$20,074	$(65,049)	$21,223

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Statements of Cash Flows

	Six Months Ended June 30, 2016
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$25,427	$17,351	$56,585	$(25,448)	$73,915
Cash flows from investing activities:
Capital expenditures	(1,350)	(11,211)	(114,151)	—	(126,712)
Proceeds from sale of long-lived assets	—	—	114	—	114
Contributions to equity method investments	—	—	(3,448)	—	(3,448)
Proceeds from sale of common units of equity method investee	60,483	—	—	—	60,483
Distributions in excess of equity in earnings of affiliates	13,767	—	13,778	(13,767)	13,778
Net cash provided by (used in) investing activities	72,900	(11,211)	(103,707)	(13,767)	(55,785)
Cash flows from financing activities:
Borrowings on credit facilities	118,000	—	165,500	—	283,500
Principal payments on credit facilities and other obligations	(148,367)	—	(124,514)	—	(272,881)
Proceeds from issuance of common units, net of offering costs	228,546	—	—	—	228,546
Distributions to noncontrolling interests	—	—	(21,485)	—	(21,485)
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(904)	—	—	—	(904)
Dividends paid	(39,720)	—	—	—	(39,720)
Proceeds from issuance of common stock under employee stock purchase plan	555	—	—	—	555
Intercompany borrowings (advances), net	(73,009)	(6,140)	39,191	39,958	—
Net cash provided by (used in) financing activities	85,101	(6,140)	58,692	39,958	177,611
Effect of exchange rate changes on cash and cash equivalents	—	—	1,943	—	1,943
Change in cash and cash equivalents	183,428	—	13,513	743	197,684
Cash and cash equivalents at beginning of period	4,559	—	55,101	(1,564)	58,096
Cash and cash equivalents at end of period	$187,987	$—	$68,614	$(821)	$255,780

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Six Months Ended June 30, 2015
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$19,092	$18,222	$55,462	$(19,819)	$72,957
Cash flows from investing activities:
Capital expenditures	(1,105)	(73,195)	(162,656)	—	(236,956)
Proceeds from sale of long-lived assets	—	20	210	—	230
Proceeds from the sale of Wattenberg Holding, LLC and Glass Mountain Holding, LLC to Rose Rock Midstream L.P.	251,181	—	—	(251,181)	—
Contributions to equity method investments	—	—	(23,461)	—	(23,461)
Proceeds from sale of common units of equity method investee	56,318	—	—	—	56,318
Distributions in excess of equity in earnings of affiliates	11,676	—	13,077	(11,676)	13,077
Net cash provided by (used in) investing activities	318,070	(73,175)	(172,830)	(262,857)	(190,792)
Cash flows from financing activities:
Debt issuance costs	(601)	—	(5,688)	—	(6,289)
Borrowings on credit facilities and issuance of senior secured notes, net of discount	126,000	—	676,208	—	802,208
Principal payments on credit facilities and other obligations	(161,000)	—	(364,024)	—	(525,024)
Proceeds from issuance of Rose Rock Midstream, L.P. common units, net of offering costs	—	—	89,119	—	89,119
Distributions to noncontrolling interests	—	—	(19,261)	—	(19,261)
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(4,254)	—	—	—	(4,254)
Dividends paid	(31,478)	—	—	—	(31,478)
Proceeds from issuance of common stock under employee stock purchase plan	609	—	—	—	609
Intercompany borrowing (advances), net	(157,632)	54,953	(181,841)	284,520	—
Net cash provided by (used in) financing activities	(228,356)	54,953	194,513	284,520	305,630
Effect of exchange rate changes on cash and cash equivalents	—	—	390	—	390
Change in cash and cash equivalents	108,806	—	77,535	1,844	188,185
Cash and cash equivalents at beginning of period	9,254	—	35,445	(4,101)	40,598
Cash and cash equivalents at end of period	$118,060	$—	$112,980	$(2,257)	$228,783

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

Overview of Business
Our business is to provide gathering, transportation, storage, distribution, marketing and other midstream services primarily to producers, refiners of petroleum products and other market participants located in the Midwest and Rocky Mountain regions of the United States of America (the "U.S.") and Canada. We, or our significant equity method investees, have an asset base consisting of pipelines, gathering systems, storage facilities, terminals, processing plants and other distribution assets located between North American production and supply areas, including the Gulf Coast, Midwest, Rocky Mountain and Western Canadian regions. We also maintain and operate storage, terminal and marine facilities at Milford Haven in the United Kingdom (the "U.K.") that enable customers to supply petroleum products to markets in the Atlantic Basin. We also operate a network of liquid asphalt cement terminals throughout Mexico. Our operations are conducted directly and indirectly through our primary business segments – Crude Transportation, Crude Facilities, Crude Supply and Logistics, SemGas®, SemCAMS, SemLogistics and SemMexico.
Our Assets
At June 30, 2016, our segments owned the following:

•	Crude Transportation operates crude oil pipelines and truck transportation businesses in the U.S. Crude Transportation’s assets include:

•
a 388-mile crude oil gathering and transportation pipeline system with over 630,000 barrels of associated storage capacity in Kansas and northern Oklahoma that is connected to several third-party pipelines and refineries;

•
the Wattenberg Oil Trunkline ("WOT"), a 75-mile, 12-inch diameter crude oil gathering pipeline system that transports crude oil from production facilities in the DJ Basin to the pipeline owned by White Cliffs Pipeline, L.L.C. ("White Cliffs"). The WOT has a capacity of approximately 85,000 barrels per day as well as 360,000 barrels of operational storage;

•	a 16-mile crude oil pipeline that connects our Platteville, Colorado crude oil terminal to the Tampa, Colorado crude oil market;

•	a crude oil trucking fleet of over 270 transport trucks and 270 trailers;

•	Maurepas Pipeline, a project underway to build three pipelines to service refineries in the Gulf Coast region, which is expected to be completed in the early part of 2017;

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

Additionally, we hold an 11.78% ownership interest in the general partner of NGL Energy Partners LP ("NGL Energy")(NYSE: NGL) which is reported within Corporate and Other.

Outlook and Recent Developments

We expect commodity prices to remain challenged and costs of capital to remain sharply higher throughout 2016 as compared to 2015. Fee-based and take-or-pay arrangements are a significant component of our portfolio, which serves to somewhat reduce the influence of commodity price fluctuations on our operating results and cash flows. However, producer activities are being impacted by lower energy commodity prices which will reduce our volumes. The credit profiles and financial prospects of certain of our producer customers have been challenged by the current market conditions, which ultimately may result in further reductions of our volumes, or in re-negotiation of certain contractual provisions affecting our revenues. Such reductions as well as further or prolonged declines in energy commodity prices may result in non-cash impairments of our assets.
Certain of our producer customers operating in Oklahoma have chosen to adjust plans for production following the release of the Oklahoma Corporation Commission's Regional Earthquake Response Plan (the "OCC Plan") which curtails the amount of volume that can be injected into disposal wells.
On April 27, 2016, we sold all of our NGL Energy limited partner units for $13.00 per unit. We recorded a gain of $9.1 million in the second quarter related to this transaction. Subsequent to this transaction, our remaining general partner investment in NGL Energy is not material and is not expected to be material for the foreseeable future. As our investment in NGL Energy is its only asset, SemStream is no longer a reportable segment and its historical results have been included with Corporate and Other.
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
On May 30, 2016, SemGroup entered into an Agreement and Plan of Merger (the "Merger Agreement") with Rose Rock whereby SemGroup would acquire all of the outstanding common limited partner units of Rose Rock not already beneficially owned by SemGroup in exchange for shares of SemGroup Class A common stock. Each common limited partner unit of Rose Rock would be acquired in exchange for 0.8136 shares of SemGroup Class A common stock. Subsequent to the transaction, Rose Rock would be wholly owned by SemGroup or would be merged into SemGroup.
If completed, the merger will be accounted for in accordance with FASB Accounting Standards Codification 810, Consolidation - Overall - Changes in a Parent’s Ownership Interest in a Subsidiary. As SemGroup controls Rose Rock and will continue to control Rose Rock after the merger, the changes in SemGroup’s ownership interest in Rose Rock will be accounted for as an equity transaction and no gain or loss will be recognized in SemGroup’s consolidated statements of operations and comprehensive income (loss) as a result of the merger.
Completion of the merger is conditioned upon, among other things: (i) majority approval of Rose Rock common unitholders; (ii) all material required governmental consents and approvals having been received; (iii) the absence of legal injunctions or impediments prohibiting the transactions contemplated by the Merger Agreement; (iv) the effectiveness of a registration statement on Form S-4 with respect to the issuance of SemGroup Class A common stock to be issued in exchange for Rose Rock common limited partner units; (v) approval of the listing on the New York Stock Exchange, subject to official notice of issuance, of the SemGroup Class A common stock to be issued; and (vi) majority approval by SemGroup stockholders of the SemGroup Class A common stock issuance.
A subsidiary of SemGroup which beneficially owns a majority of Rose Rock's common units has agreed to deliver a written consent approving the Merger Agreement and the transactions contemplated by such agreement.

The Merger Agreement provides for certain termination rights for Rose Rock. The Merger Agreement provides that upon termination of the Merger Agreement (i) in connection with the failure of the stockholders of SemGroup to approve the SemGroup stock issuance, SemGroup will pay Rose Rock's out-of-pocket expenses in an amount up to $3.8 million and (ii) in connection with a change by SemGroup of its recommendation in favor of approval of the SemGroup stock issuance under certain circumstances, SemGroup will pay to Rose Rock a termination fee in the amount of $15.5 million. Under no circumstance will SemGroup be required to both reimburse Rose Rock's expenses and pay Rose Rock the termination fee.
Rose Rock’s currently outstanding senior notes will remain outstanding after the merger is consummated, and no “change of control” will occur thereunder. It is currently contemplated that SemGroup and its subsidiaries that currently are guarantors of SemGroup’s outstanding senior notes will provide guaranties of Rose Rock’s senior notes once the merger is consummated. In addition, it is currently contemplated that Rose Rock and its subsidiaries that currently are guarantors of Rose Rock’s outstanding senior notes will provide guaranties of SemGroup’s senior notes and secured revolving credit facility once the merger is consummated. In connection with the consummation of the merger, Rose Rock’s existing senior secured revolving credit facility is contemplated to be terminated and SemGroup’s senior secured revolving credit facility is contemplated to be amended and upsized to cover the needs of the combined company. SemGroup is currently considering consummating certain internal “clean-up” mergers after the merger occurs, which would ultimately result in Rose Rock merging into SemGroup, with SemGroup being the surviving entity of that merger. If SemGroup determines to consummate these internal mergers after the merger occurs, SemGroup, upon consummation of these internal mergers, would directly assume and become the successor issuer of Rose Rock’s outstanding senior notes.
On June 23, 2016, U.K. voters approved a referendum to leave the European Union ("EU"). It is currently unknown what, if any, impact this will have on our SemLogistics segment. Oil trading and storage is not expected to be significantly impacted as a whole. However, SemLogistics receives and delivers products to the EU and tariffs and taxes related to these transactions could change subsequent to the U.K.'s exit from the EU. Additionally, it is uncertain what changes in legislation will occur subsequent to the exit which could impact our business.
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

Results of Operations
Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Revenue	$287,377	$377,226	$602,228	$675,536
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	176,842	244,158	373,789	436,230
Operating	54,707	60,800	104,899	113,890
General and administrative	20,775	22,917	41,835	55,227
Depreciation and amortization	25,048	24,674	49,095	48,408
Loss on disposal or impairment, net	1,685	1,372	14,992	2,430
Total expenses	279,057	353,921	584,610	656,185
Earnings from equity method investments	17,078	23,903	40,149	44,462
Gain (loss) on issuance of common units by equity method investee	—	5,897	(41)	5,897
Operating income	25,398	53,105	57,726	69,710
Other expenses (income), net:
Interest expense	18,875	16,822	37,810	31,413
Foreign currency transaction loss (gain)	1,543	(295)	3,012	(814)
Loss (gain) on sale or impairment of equity method investment	(9,120)	(6,623)	30,644	(14,517)
Other income, net	(491)	(95)	(678)	(186)
Total other expenses, net	10,807	9,809	70,788	15,896
Income (loss) from continuing operations before income taxes	14,591	43,296	(13,062)	53,814
Income tax expense (benefit)	4,658	14,861	(16,749)	19,603
Income from continuing operations	9,933	28,435	3,687	34,211
Loss from discontinued operations, net of income taxes	(2)	(2)	(4)	(2)
Net income	$9,931	$28,433	$3,683	$34,209
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
Interest expense
Interest expense increased in the three months ended June 30, 2016, to $18.9 million from $16.8 million in the three months ended June 30, 2015. Interest expense increased in the six months ended June 30, 2016, to $37.8 million from $31.4 million in the six months ended June 30, 2015. In both cases, the increase is primarily due to the issuance of $350 million of 5.625% senior unsecured notes on May 14, 2015 by Rose Rock.

Loss (gain) on sale or impairment of equity method investment
During the three months ended June 30, 2016, we sold all of our NGL Energy limited partner units and recorded a $9.1 million gain on the sale of equity method investments. During the six months ended June 30, 2016, we recognized a $30.6 million net loss on sale or impairment of equity method investment compared to a $14.5 million gain from sales of limited partner units of NGL Energy for the same period in 2015. During the six months ended June 30, 2016, we recorded a $39.8 million impairment to our equity method investment in NGL Energy based on a fair value of the common units being lower than the book value and NGL Energy's announced decreases in distributions and guidance. During the six months ended June 30, 2016, this impairment was offset by gains described above on the sale of common units of NGL Energy.
Income tax expense (benefit)
We reported an income tax benefit of $16.7 million for the six months ended June 30, 2016 compared to an expense of $19.6 million for the six months ended June 30, 2015. The effective tax rate was 32% and 34% for the three months ended June 30, 2016 and 2015 respectively and 128% and 36% for the six months ended June 30, 2016 and 2015, respectively. Significant items that impacted the effective tax rate for each period, as compared to the U.S. federal statutory rate of 35%, include earnings in foreign jurisdictions taxed at lower rates and a non-controlling interest in Rose Rock for which taxes are not provided. The foreign earnings are taxed in foreign jurisdictions as well as in the U.S., since they are disregarded entities for U.S. federal income tax purposes. These combined factors, and the magnitude of the permanent items impacting the tax rate relative to income from continuing operations before income taxes result in rates that are not comparable between the periods.

Results of Operations by Reporting Segment
Crude Transportation

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Revenue:
Pipeline transportation	$6,672	$8,390	$14,747	$16,170
Truck transportation	14,099	17,597	30,433	33,865
Total revenue	20,771	25,987	45,180	50,035
Expenses:
Operating	16,865	21,127	35,482	39,455
General and administrative	1,109	2,582	2,255	4,487
Depreciation and amortization	6,171	9,038	12,030	17,656
Loss (gain) on disposal of long-lived assets, net	1,714	(22)	1,781	133
Total expenses	25,859	32,725	51,548	61,731
Earnings from equity method investments	17,078	17,683	37,917	38,547
Operating income	$11,990	$10,945	$31,549	$26,851
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

Three months ended June 30, 2016 versus three months ended June 30, 2015
Revenue
Pipeline transportation revenue decreased to $6.7 million in the three months ended June 30, 2016, from $8.4 million in the three months ended June 30, 2015. The change is due to a decrease in fixed margin activity which is now reported with other product revenues in the Crude Supply and Logistics segment and was replaced in the Crude Transportation segment with intersegment usage fees. Beginning January 2016, Crude Transportation is charging Crude Supply and Logistics to move barrels through the pipeline system.
Truck transportation revenue decreased to $14.1 million in three months ended June 30, 2016, compared to $17.6 million for the same period in 2015 as a result of lower volumes.
Operating expense
Operating expense decreased to $16.9 million in the three months ended June 30, 2016, from $21.1 million for the three months ended June 30, 2015. The decrease included reductions to field expenses of $1.4 million, maintenance and repair of $1.4 million, allocated overhead of $1.3 million, outside services expense of $1.1 million and office expense of $0.3 million. These costs were partially offset by increases in employment costs, insurance and taxes and other expenses of $0.7 million, $0.3 million and $0.1 million, respectively.
General and administrative expense
General and administrative expense decreased to $1.1 million in the three months ended June 30, 2016, from $2.6 million in the three months ended June 30, 2015. The decrease is a result of a reduction in overhead allocation of $1.7 million, partially offset with an increase in outside services and insurance and taxes of $0.1 million and $0.1 million, respectively.
Depreciation and amortization expense
Depreciation and amortization expense decreased to $6.2 million in the three months ended June 30, 2016, from $9.0 million in the three months ended June 30, 2015. Approximately $3.2 million of the decrease in depreciation expense is due to prior year expense related to the revision of the estimated useful life relating to a 163-mile section of the Kansas and Oklahoma pipeline system. Project completions increased depreciation expense by $0.2 million. Amortization expense related to customer relationship intangible assets of our truck transportation operations increased by $0.2 million.
Loss (gain) on disposal of long-lived assets, net
Crude Transportation recorded a loss on disposal of long-lived assets of $1.7 million in the three months ended June 30, 2016, compared to a gain of $22 thousand in the three months ended June 30, 2015. The loss in the three months ended June 30, 2016 is the result of an abandonment of a 13-mile section of the Kansas and Oklahoma pipeline system.
Earnings from equity method investments
Crude Transportation’s earnings from equity method investments decreased slightly in the three months ended June 30, 2016, to $17.1 million from $17.7 million in the three months ended June 30, 2015.
Six months ended June 30, 2016 versus six months ended June 30, 2015
Revenue
Pipeline transportation revenue decreased to $14.7 million in the six months ended June 30, 2016, from $16.2 million in the six months ended June 30, 2015. The change is due to a decrease in fixed margin activity, which is now reported with other product revenues in the Crude Supply and Logistics segment and was replaced in the Crude Transportation segment with intersegment usage fees. Beginning January 2016, Crude Transportation is charging Crude Supply and Logistics to move barrels through the pipeline system.
Truck transportation revenue decreased to $30.4 million in six months ended June 30, 2016, compared to $33.9 million for the same period in 2015 as a result of lower volumes.
Operating expense
Operating expense decreased to $35.5 million in the six months ended June 30, 2016, from $39.5 million for the six months ended June 30, 2015. The decrease included reductions to maintenance and repair of $3.0 million, allocated overhead of $2.4 million, outside services expense of $1.7 million, field expenses of $0.6 million and office expense of $0.6 million.

These costs were partially offset by increases in employment costs, insurance and taxes, rent, travel and other expenses of $2.7 million, $1.3 million, $0.1 million, $0.1 million and $0.1 million, respectively.
General and administrative expense
General and administrative expense decreased to $2.3 million in the six months ended June 30, 2016, from $4.5 million in the six months ended June 30, 2015. The decrease is a result of a reduction in overhead allocation of $2.4 million, partially offset with increases in outside services and insurance and taxes of $0.1 million and $0.1 million, respectively.
Depreciation and amortization expense
Depreciation and amortization expense decreased to $12.0 million in the six months ended June 30, 2016, from $17.7 million in the six months ended June 30, 2015. Approximately $6.3 million of the decrease in depreciation expense is due to prior year expense related to the revision of the estimated useful life relating to a 163-mile section of the Kansas and Oklahoma pipeline system. Project completions increased depreciation expense by $0.2 million. Amortization expense related to customer relationship intangible assets of our truck transportation operations increased by $0.4 million.
Loss (gain) on disposal of long-lived assets, net
Crude Transportation recorded a loss on disposal of long-lived assets of $1.8 million in the six months ended June 30, 2016, compared to a loss of $133 thousand in the six months ended June 30, 2015. The loss in the six months ended June 30, 2016 is primarily the result of an abandonment of a 13-mile section of the Kansas and Oklahoma pipeline system.
Earnings from equity method investments
Crude Transportation’s earnings from equity method investments decreased slightly to $37.9 million in the six months ended June 30, 2016, from $38.5 million in the six months ended June 30, 2015.

Crude Facilities

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Revenue	$12,826	$11,402	$25,705	$22,807
Expenses:
Operating	2,422	2,398	4,540	4,669
General and administrative	1,033	1,041	2,207	1,773
Depreciation and amortization	1,921	1,406	3,805	2,775
Total expenses	5,376	4,845	10,552	9,217
Operating income	$7,450	$6,557	$15,153	$13,590
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
Three months ended June 30, 2016 versus three months ended June 30, 2015
Revenue
Revenue increased to $12.8 million in the three months ended June 30, 2016, from $11.4 million for the three months ended June 30, 2015. Effective January 2016, Crude Facilities began charging Crude Supply and Logistics for the use of storage and unloading facilities. As a result, the increase was primarily due to intersegment pump-over activity of $1.2 million, the addition of intersegment storage of $1.2 million and intersegment unloading activity of $0.1 million. These increases were partially offset by a reduction in third-party storage revenue of $0.7 million, as the average capacity used internally for crude oil operations and marketing activities increased to 1.3 million barrels from 1.1 million barrels, third-party unloading revenue of $0.3 million and third-party pump-over of $0.1 million.

Operating expense
Operating expense increased to $2.4 million in the three months ended June 30, 2016, from $2.4 million for the three months ended June 30, 2015, as a result of increased repair and maintenance expenses.
General and administrative expense
General and administrative expense remained constant at $1.0 million in the three months ended June 30, 2016 and 2015.
Depreciation and amortization expense
Depreciation and amortization expense increased to $1.9 million in the three months ended June 30, 2016, from $1.4 million in the three months ended June 30, 2015. The increase was primarily due to incremental expense due to project completions between periods.
Six months ended June 30, 2016 versus six months ended June 30, 2015
Revenue
Revenue increased to $25.7 million in the six months ended June 30, 2016, from $22.8 million for the six months ended June 30, 2015. Effective January 2016, Crude Facilities began charging Crude Supply and Logistics for the use of storage and unloading facilities. As a result, the increase was primarily due to intersegment pump-over activity of $2.7 million, intersegment storage of $2.4 million and intersegment unloading activity of $0.2 million. These increases were partially offset by a reduction in third-party storage revenue of $1.2 million, as the average capacity used internally for crude oil operations and marketing activities increased to 1.3 million from 1.1 million, and hird-party unloading revenue of $1.2 million.
Operating expense
Operating expense showed a slight decrease in the six months ended June 30, 2016, at $4.5 million compared to $4.7 million for the six months ended June 30, 2015, primarily as a result of a reduction in field expense.
General and administrative expense
General and administrative expense increased to $2.2 million in the six months ended June 30, 2016, from $1.8 million in the six months ended June 30, 2015, largely due to higher overhead expense allocations.
Depreciation and amortization expense
Depreciation and amortization expense increased to $3.8 million in the six months ended June 30, 2016, from $2.8 million in the six months ended June 30, 2015. The increase was primarily due to incremental expense due to project completions between periods.

Crude Supply and Logistics

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Revenue	$143,201	$189,476	$319,823	$292,437
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	136,417	176,695	297,767	276,653
Operating	689	155	1,527	348
General and administrative	503	233	1,069	396
Depreciation and amortization	40	40	80	79
Loss (gain) on disposal of long-lived assets, net	—	—	227	(3)
Total expenses	137,649	177,123	300,670	277,473
Operating income	$5,552	$12,353	$19,153	$14,964

Adjusted gross margin in this segment is generated from marketing activities. Revenues from marketing activities are included in product revenue in our unaudited condensed consolidated statements of operations and comprehensive income (loss).
The following table shows the Adjusted gross margin generated by this segment’s marketing activities:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Revenues	$143,201	$189,476	$319,823	$292,437
Less: Costs of products sold, exclusive of depreciation	136,417	176,695	297,767	276,653
Less: Unrealized gain (loss) on derivatives	(4,477)	1,415	71	(1,116)
Adjusted gross margin	$11,261	$11,366	$21,985	$16,900
The following table presents a reconciliation of operating income to Adjusted gross margin, the most directly comparable GAAP financial measure for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Reconciliation of operating income to Adjusted gross margin:
Operating income	$5,552	$12,353	$19,153	$14,964
Add:
Operating expense	689	155	1,527	348
General and administrative expense	503	233	1,069	396
Depreciation and amortization expense	40	40	80	79
Loss (gain) on disposal of long-lived assets, net	—	—	227	(3)
Less:
Unrealized gain (loss) on derivatives	(4,477)	1,415	71	(1,116)
Adjusted gross margin	$11,261	$11,366	$21,985	$16,900
Three months ended June 30, 2016 versus three months ended June 30, 2015
Revenue
Revenue decreased to $143.2 million in the three months ended June 30, 2016, from $189.5 million in the three months ended June 30, 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Gross product revenue	$761,254	$757,338	$1,393,943	$1,333,084
Nonmonetary transaction adjustment	(613,576)	(569,277)	(1,074,191)	(1,039,531)
Unrealized gain (loss) on derivatives, net	(4,477)	1,415	71	(1,116)
Product revenue	$143,201	$189,476	$319,823	$292,437
Gross product revenue increased in the three months ended June 30, 2016, to $761.3 million from $757.3 million in the three months ended June 30, 2015. The increase was primarily due to an increase in the volume sold to 18.0 million barrels at an average sales price of $42 per barrel in the three months ended June 30, 2016, compared to volume sold of 13.8 million barrels at an average sales price of $55 per barrel in the three months ended June 30, 2015.
Gross product revenue was reduced by $613.6 million and $569.3 million during the three months ended June 30, 2016 and 2015, respectively, in accordance with Accounting Standards Codification ("ASC") 845-10-15, "Nonmonetary Transactions". ASC 845-10-15 requires that certain transactions -- those where inventory is purchased from a customer then resold to the same customer -- to be presented in the income statement on a net basis, resulting in a reduction of revenue and costs of products sold by the same amount.

Cost of Products Sold
Costs of products sold decreased in the three months ended June 30, 2016, to $136.4 million (including $7.7 million of intersegment charges) from $176.7 million in the three months ended June 30, 2015 (including $3.6 million of intersegment charges). Costs of products sold reflects reductions of $613.6 million and $569.3 million in the three months ended June 30, 2016 and 2015, respectively, in accordance with ASC 845-10-15. There was an increase in the barrels sold, as described above, combined with a decrease in the average per barrel cost of crude oil to $42 in the three months ended June 30, 2016 from $54 in the three months ended June 30, 2015.
Adjusted Gross Margin
This segment's Adjusted gross margin decreased slightly in the three months ended June 30, 2016, to $11.3 million from $11.4 million for the same period in 2015. The decrease was primarily due to an increase in barrels sold, as described above, and offset by a lower spread between the acquisition and sale price for volumes of crude oil sold, as the excess of our average sales price per barrel over our average acquisition cost per barrel decreased to approximately $0.63 in the three months ended June 30, 2016, from approximately $0.83 in the same period in 2015. The increase in volume was primarily due to crude oil blending and transactions related to contango market conditions.
Operating expense
Operating expense increased to $0.7 million in the three months ended June 30, 2016, from $0.2 million for the three months ended June 30, 2015. The increase is due to higher employment costs of $0.4 million, outside services of $0.1 million and other expense of $0.1 million.
General and administrative expense
General and administrative expense increased to $0.5 million in the three months ended June 30, 2016, from $0.2 million in the three months ended June 30, 2015. This increase is primarily due to additional overhead allocation.
Six months ended June 30, 2016 versus six months ended June 30, 2015
Revenue
Revenue increased to $319.8 million in the six months ended June 30, 2016, from $292.4 million in the three months ended June 30, 2015.
Gross product revenue increased in the six months ended June 30, 2016, to $1.4 billion from $1.3 billion in the six months ended June 30, 2015. The increase was primarily due to an increase in the volume sold to 37.6 million barrels at an average sales price of $37 per barrel in the six months ended June 30, 2016, compared to volume sold of 25.0 million barrels at an average sales price of $53 per barrel in the six months ended June 30, 2015.
Gross product revenue was reduced by $1.1 billion and $1.0 billion during the six months ended June 30, 2016 and 2015, respectively, in accordance with ASC 845-10-15, "Nonmonetary Transactions". ASC 845-10-15 requires that certain transactions -- those where inventory is purchased from a customer then resold to the same customer -- to be presented in the income statement on a net basis, resulting in a reduction of revenue and costs of products sold by the same amount.
Cost of Products Sold
Costs of products sold increased in the six months ended June 30, 2016, to $297.8 million (including $17.6 million of intersegment charges) from $276.7 million in the six months ended June 30, 2015 (including $7.3 million of intersegment charges). Costs of products sold reflects reductions of $1.1 billion and $1.0 billion in the six months ended June 30, 2016 and 2015, respectively, in accordance with ASC 845-10-15. There was an increase in the barrels sold, as described above, combined with a decrease in the average per barrel cost of crude oil to $36 in the six months ended June 30, 2015 from $53 in the three months ended June 30, 2015.
Adjusted Gross Margin
This segment's Adjusted gross margin increased in the six months ended June 30, 2016, to $22.0 million from $16.9 million for the same period in 2015. The increase was primarily due to an increase in barrels sold, as described above, and offset by a lower spread between the acquisition and sale price for volumes of crude oil sold, as the excess of our average sales price per barrel over our average acquisition cost per barrel decreased to approximately $0.59 in the six months ended June 30,

2016, from approximately $0.67 in the same period in 2015 . The increase in volume was primarily due to crude oil blending and transactions related to contango market conditions.
Operating expense
Operating expense increased to $1.5 million in the six months ended June 30, 2016, from $0.3 million for the six months ended June 30, 2015. The increase is due to higher employment costs of $0.8 million, outside services of $0.2 million and other expense of $0.1 million.
General and administrative expense
General and administrative expense increased to $1.1 million in the six months ended June 30, 2016, from $0.4 million in the six months ended June 30, 2015. This increase is due to additional overhead allocation.
Loss (gain) on disposal of long-lived assets, net
Crude Supply and Logistics recognized a net gain on disposal of long-lived assets of $227 thousand in the six months ended June 30, 2016, primarily due to a write-down of capitalized line fill taken out of service.

SemGas

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Revenue	$50,721	$66,721	$96,987	$132,978
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	27,171	36,160	51,780	77,429
Operating	8,872	8,799	16,224	16,845
General and administrative	2,375	2,641	4,620	4,704
Depreciation and amortization	9,194	7,359	18,116	14,497
Loss (gain) on disposal or impairment, net	(1)	1,450	13,051	1,449
Total expenses	47,611	56,409	103,791	114,924
Operating income (loss)	$3,110	$10,312	$(6,804)	$18,054
Adjusted gross margin in this segment is generated from fee-based and percent of proceeds contracts for gathering and processing services. Fee-based revenues are included in service revenue and percent of proceeds revenue is included in product revenue in our unaudited condensed consolidated statements of operations and comprehensive income (loss).
The following table shows the Adjusted gross margin generated in the three months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Revenue	$50,721	$66,721	$96,987	$132,978
Less: Cost of products sold, exclusive of depreciation	27,171	36,160	51,780	77,429
Adjusted gross margin	$23,550	$30,561	$45,207	$55,549
The following table presents a reconciliation of operating income to Adjusted gross margin, the most directly comparable GAAP financial measure for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Reconciliation of operating income to Adjusted gross margin:
Operating income (loss)	$3,110	$10,312	$(6,804)	$18,054
Add:
Operating expense	8,872	8,799	16,224	16,845
General and administrative expense	2,375	2,641	4,620	4,704
Depreciation and amortization expense	9,194	7,359	18,116	14,497
Loss (gain) on disposal or impairment, net	(1)	1,450	13,051	1,449
Adjusted gross margin	$23,550	$30,561	$45,207	$55,549
Three months ended June 30, 2016 versus three months ended June 30, 2015
Revenue
Revenue decreased in the three months ended June 30, 2016, to $50.7 million from $66.7 million for the three months ended June 30, 2015. This decrease is the result of lower prices, lower volume (28,464 MMcf versus 37,305 MMcf), and decreased gathering and processing fees ($10.9 million versus $15.7 million). The decrease in revenue was affected by a lower average natural gas NYMEX price of $1.95/mmbtu versus $2.64/mmbtu offset by an increase in the average NGL basket price to $0.67/gallon in the three months ended June 30, 2016 versus $0.55/gallon for the same period in 2015. The decrease in volume is primarily a result of decreased drilling and production in the area served by our gas plants in northern Oklahoma, which is caused by continued reduction in capital expenditures and new production.
Costs of products sold
Costs of products sold decreased in the three months ended June 30, 2016, to $27.2 million from $36.2 million in the three months ended June 30, 2015. This decrease is primarily related to lower volume and prices as described above.
Operating expense
Operating expense increased in the three months ended June 30, 2016, to $8.9 million from $8.8 million for the three months ended June 30, 2015. This increase is due to higher maintenance and repairs of $1.3 million and $0.3 million in property taxes. These increases were offset by decreases in outside services, equipment leases, field expenses (which includes materials and supplies, lubricants, water disposal, electricity and fuel), and employee related expenses of approximately $0.5 million, $0.4 million, $0.4 million, and $0.2 million, respectively.
General and administrative expense
General and administrative expense decreased slightly in the three months ended June 30, 2016, to $2.4 million from $2.6 million for the three months ended June 30, 2015.
Depreciation and amortization expense
Depreciation and amortization expense increased in the three months ended June 30, 2016, to $9.2 million from $7.4 million in the three months ended June 30, 2015. The increase is primarily incremental assets placed in-service since the prior year due to expansion in northern Oklahoma.
Loss (gain) on disposal or impairment, net
Net loss on disposal or impairment decreased from a loss of $1.5 million in the three months ended June 30, 2015 due to the prior year write down of certain gas gathering and compression assets in Kansas to their estimated net realizable value.
Six months ended June 30, 2016 versus six months ended June 30, 2015
Revenue
Revenue decreased in the six months ended June 30, 2016, to $97.0 million from $133.0 million for the six months ended June 30, 2015. This decrease is the result of lower prices, lower volume (60,402 MMcf versus 72,824 MMcf) and decreased gathering and processing fees ($23.7 million versus $30.2 million). The decrease in revenue was affected by a lower average natural gas NYMEX price of $2.02/mmbtu versus $2.81/mmbtu offset by higher average NGL basket price of $0.59/gallon versus $0.56/gallon for the same period in 2015. The decrease in volume is primarily a result of decreased drilling and production in the area served by our gas plants in northern Oklahoma, which is caused by continued reduction in capital expenditures and new production.
Costs of products sold
Costs of products sold decreased in the six months ended June 30, 2016, to $51.8 million from $77.4 million in the six months ended June 30, 2015. This decrease is primarily related to lower volume and prices as described above.
Operating expense
Operating expense decreased in the six months ended June 30, 2016, to $16.2 million from $16.8 million for the six months ended June 30, 2015. This decrease is due primarily to lower outside services, field expenses (which includes materials and supplies, lubricants, water disposal, electricity and fuel), employee expenses and equipment leases of approximately $0.8 million, $0.8 million, $0.6 million and $0.2 million, respectively. These decreases were offset by an increase in maintenance and repairs of approximately $1.2 million and property taxes of $0.6 million.
General and administrative expense
General and administrative expense remained constant at $4.6 million in the six months ended June 30, 2016 and 2015.
Depreciation and amortization expense
Depreciation and amortization expense increased in the six months ended June 30, 2016, to $18.1 million from $14.5 million in the six months ended June 30, 2015. The increase is primarily a result of incremental assets placed in-service since the prior year due to expansion in northern Oklahoma.
Loss (gain) on disposal or impairment, net
Loss on disposal or impairment, net increased to $13.1 million in the six months ended June 30, 2016, from $1.4 million in the six months ended June 30, 2015. This increase is primarily due to a $13.1 million goodwill impairment recorded at March 31, 2016. The prior year loss is due to the write down of certain gas gathering and compression assets in Kansas to their estimated net realizable value.
In March 2016, our SemGas segment revised the volume forecast for its northern Oklahoma system based on revised volume forecasts provided by certain producers who have chosen to adjust plans for production following release of the OCC Plan which curtails the amount of volume that can be injected into disposal wells. Based on the reduction to our forecast, we tested our SemGas segment's assets, finite-lived intangible and goodwill for impairment at March 31, 2016. No impairment was indicated for SemGas' long-lived assets and finite-lived intangible based on an undiscounted cash flow analysis. However, we did record an impairment of SemGas' goodwill for the entire balance of $13.1 million.
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

SemCAMS

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Revenue	$33,815	$35,915	$64,681	$65,639
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	39	76	76	208
Operating	21,245	23,665	38,340	41,996
General and administrative	3,531	4,193	7,361	7,569
Depreciation and amortization	4,294	3,187	8,245	6,253
Total expenses	29,109	31,121	54,022	56,026
Operating income	$4,706	$4,794	$10,659	$9,613
Three months ended June 30, 2016 versus three months ended June 30, 2015
Revenue
Revenue in the three months ended June 30, 2016, decreased to $33.8 million from $35.9 million for the three months ended June 30, 2015. This decrease is primarily due to lower operating cost recoveries, lower maintenance capital recovery, foreign exchange changes and lower overhead recoveries of $2.4 million, $1.8 million, $1.6 million and $0.4 million, respectively. In addition, a 30-day unplanned outage at the K3 plant decreased gathering and processing revenue by $2.5 million. These decreases were offset, in part, by $3.4 million of higher gathering and processing revenue, excluding the outage period, and fees of $3.1 million on true-up of take-or-pay minimum volume commitments.
Operating expense
Operating expense decreased in the three months ended June 30, 2016, to $21.2 million from $23.7 million for the three months ended June 30, 2015. This decrease is primarily due to lower costs for power, contract labor, accretion and short term salary incentives of $1.6 million, $0.6 million, $0.5 million and $0.5 million, respectively. Foreign exchange changes reduced operating expense by $1.0 million. These decreases were partially offset by repair costs of $1.6 million related to the K3 plant outage.
General and administrative expense
General and administrative expense decreased to $3.5 million in the three months ended June 30, 2016, from $4.2 million in three months ended June 30, 2015 due to lower compensation costs.
Depreciation and amortization expense
Depreciation and amortization expense increased in the three months ended June 30, 2016, to $4.3 million from $3.2 million for the three months ended June 30, 2015, as a result of projection completions.
Six months ended June 30, 2016 versus six months ended June 30, 2015
Revenue
Revenue in the six months ended June 30, 2016, decreased to $64.7 million from $65.6 million for the six months ended June 30, 2015. This decrease is primarily due to foreign exchange changes, lower maintenance capital recovery, lower operating costs recoveries and lower overhead recoveries of $5.0 million, $1.9 million, $0.8 million and $0.4 million, respectively. In addition, a 30-day unplanned outage at the K3 plant decreased gathering and processing revenue by $2.5 million. These decreases were offset, in part, by $6.6 million higher gathering and processing revenue, excluding the outage period, and fees of $3.1 million on true-up of take-or-pay minimum volume commitments.
Operating expense
Operating expense decreased in the six months ended June 30, 2016, to $38.3 million from $42.0 million for the six months ended June 30, 2015. This decrease is primarily due to lower costs for power, accretion and short term salary incentives of $2.1 million, $1.2 million and $1.0 million, respectively. Foreign exchange changes reduced operating expense by $2.9 million. These decreases were partially offset by repair costs of $1.6 million related to the K3 plant outage, higher greenhouse gas credit purchases of $1.2 million and higher general expenses of $0.6 million.

General and administrative expense
General and administrative expense showed a slight decrease to $7.4 million for the six months ended June 30, 2016, compared to $7.6 million for the six months ended June 30, 2015.
Depreciation and amortization expense
Depreciation and amortization expense increased in the six months ended June 30, 2016, to $8.2 million from $6.3 million for the six months ended June 30, 2015. This increase includes $2.6 million related to project completions, offset by favorable foreign exchange changes of $0.6 million.

SemLogistics

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Revenue	$5,932	$6,279	$12,312	$11,431
Expenses:
Operating	2,113	2,041	4,094	4,655
General and administrative	1,817	2,246	3,557	3,923
Depreciation and amortization	1,983	2,154	3,943	4,194
Total expenses	5,913	6,441	11,594	12,772
Operating income (loss)	$19	$(162)	$718	$(1,341)
Three months ended June 30, 2016 versus three months ended June 30, 2015
Revenue
Revenue in the three months ended June 30, 2016, decreased to $5.9 million from $6.3 million for the three months ended June 30, 2015. The decrease is due, in part, to lower throughput revenues of $0.7 million and the negative impact of foreign exchange rates of $0.4 million. These were offset by an increase of $0.8 million in storage revenue due to additional storage capacity being leased.
General and administrative expense
General and administrative expense decreased slightly in the three months ended June 30, 2016, to $1.8 million from $2.2 million for the three months ended June 30, 2015. This decrease is primarily due to lower employee related expenses of $0.3 million and the impact of foreign exchange rates of $0.1 million.
General
In every other category of expense, the amounts for the second quarter of 2016 are roughly equivalent to those of the second quarter of 2015.
Six months ended June 30, 2016 versus six months ended June 30, 2015
Revenue
Revenue in the six months ended June 30, 2016, increased to $12.3 million from $11.4 million for the six months ended June 30, 2015. This increase is primarily due to higher storage revenue of $2.1 million due to additional storage capacity being contracted. This increase was offset, in part, by a decrease in throughput revenues of $0.5 million and the negative impact of foreign exchange rates of $0.8 million.
Operating expense
Operating expense decreased in the six months ended June 30, 2016, to $4.1 million from $4.7 million for the six months ended June 30, 2016. This decrease is primarily due to lower site maintenance costs of $0.4 million, the impact of foreign exchange rates which reduced operating expenses by $0.2 million and a reduction in employee costs of $0.2 million. These decreases were offset by an increase in waste disposal costs of $0.4 million.

General
In every other category of expense, the amounts for the six months ended June 30, 2016, are roughly equivalent to those of the six months ended June 30, 2015.
SemMexico

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Revenue	$30,286	$51,459	$60,420	$112,949
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	23,390	41,240	47,046	92,747
Operating	2,101	2,340	3,881	5,277
General and administrative	2,799	2,823	5,218	4,765
Depreciation and amortization	949	1,037	1,890	2,090
Gain on disposal of long-lived assets, net	(28)	—	(67)	(19)
Total expenses	29,211	47,440	57,968	104,860
Operating income	$1,075	$4,019	$2,452	$8,089
Three months ended June 30, 2016 versus three months ended June 30, 2015
Revenue
Revenue decreased in the three months ended June 30, 2016, to $30.3 million from $51.5 million in the three months ended June 30, 2015. A decrease in the average sales price per metric ton between periods accounts for $13.9 million of the decrease and lower volumes between periods (82,109 metric tons in the three months ended June 30, 2016, compared to 85,037 metric tons in the three months ended June 30, 2015) resulted in a decrease of $1.7 million. The change in the foreign currency exchange rate between periods resulted in an additional decrease of $5.4 million.
Costs of products sold
Costs of products sold decreased in the three months ended June 30, 2016, to $23.4 million from $41.2 million in the three months ended June 30, 2015. A decrease in the average cost of asphalt and lower volume between the periods accounted for decreases of $12.1 million and $1.4 million, respectively. The change in the foreign currency exchange rate between periods resulted in a decrease of $4.3 million.
Operating expense
Operating expense decreased in the three months ended June 30, 2016, to $2.1 million from $2.3 million in the three months ended June 30, 2015. The decrease is due to foreign exchange variances of $0.4 million, offset by increased maintenance and employee related expense of $0.1 million and $0.1 million, respectively.
General
In every other category of expense, the amounts for the three months ended June 30, 2016, are roughly equivalent to those of the three months ended June 30, 2015.
Six months ended June 30, 2016 versus six months ended June 30, 2015
Revenue
Revenue decreased in the six months ended June 30, 2016, to $60.4 million from $112.9 million in the six months ended June 30, 2015. A decrease in the average sales price per metric ton between periods accounts for $27.8 million of the decrease and lower volumes between periods (156,116 metric tons in the six months ended June 30, 2016, compared to 176,383 metric tons in the six months ended June 30, 2015) resulted in a decrease of $12.8 million. The change in the foreign currency exchange rates between periods resulted in an additional decrease of $11.6 million.

Costs of products sold
Costs of products sold decreased in the six months ended June 30, 2016, to $47.0 million from $92.7 million in the six months ended June 30, 2015. A decrease in the average cost of asphalt and lower volume between the periods accounted for decreases of $25.8 million and $10.6 million, respectively. The change in the foreign currency exchange variances between periods resulted in a decrease of $9.3 million.
Operating expense
Operating expense decreased in the six months ended June 30, 2016, to $3.9 million from $5.3 million in the six months ended June 30, 2015. The decrease is due to reduced bad debt expense of $0.7 million and favorable impact of foreign currency exchange variances of $0.7 million.
General and administrative expense
General and administrative expense increased in the six months ended June 30, 2016, to $5.2 million from $4.8 million in the six months ended June 30, 2015. The increase is primarily due to higher employment and contract labor expenses of $0.2 million, outside services of $0.1 million and promotional costs of $0.1 million.
General
In every other category of expense, the amounts for the six months ended June 30, 2016, are roughly equivalent to those of the six months ended June 30, 2015.

Corporate and Other

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Revenue	$(10,175)	$(10,013)	$(22,880)	$(12,740)
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	(10,175)	(10,013)	(22,880)	(10,807)
Operating	400	275	811	645
General and administrative	7,608	7,158	15,548	27,610
Depreciation and amortization	496	453	986	864
Loss (gain) on disposal of long-lived assets, net	—	(56)	—	870
Total expenses	(1,671)	(2,183)	(5,535)	19,182
Earnings from equity method investments	—	6,220	2,232	5,915
Gain (loss) on issuance of common units by equity method investee	—	5,897	(41)	5,897
Operating income (loss)	$(8,504)	$4,287	$(15,154)	$(20,110)
Corporate and Other is not an operating segment. This table is included to permit the reconciliation of segment information to that of the consolidated Company. The amounts reported in the three months and six months ended June 30, 2016 and 2015 above have been recast to include non-operating entities which were previously included in our SemCrude segment and the historical results of our former SemStream segment. SemStream holds our equity method investment in NGL Energy which is no longer material subsequent to the April 2016 sale of our limited partner interest. Earnings from equity method investments and gain (loss) on issuance of common units by equity method investee in the table above relate to our investment in NGL Energy.
Three months ended June 30, 2016 versus three months ended June 30, 2015
General and administrative expense
General and administrative expense increased in the three months ended June 30, 2016, to $7.6 million from $7.2 million in the three months ended June 30, 2015 primarily due to severance and relocation expense associated with the relocation of the Oklahoma City office to Tulsa.

Six months ended June 30, 2016 versus six months ended June 30, 2015
General and administrative expense
General and administrative expense decreased in the six months ended June 30, 2016, to $15.5 million from $27.6 million in the six months ended June 30, 2015. The decrease is due primarily to $10.0 million of business development expenses related to the Maurepas pipeline and legal settlement expense of $2.4 million which were incurred in the first quarter of 2015.

Liquidity and Capital Resources
Sources and Uses of Cash
Our principal sources of short-term liquidity are cash generated from our operations and borrowings under our revolving credit facilities. The consolidated cash balance on June 30, 2016 was $255.8 million. Of this amount, $33.8 million was held in Canada and may be subject to tax if transferred to the U.S. Potential sources of long-term liquidity include issuances of debt securities and equity securities and the sale of assets. Our primary cash requirements currently are operating expenses, capital expenditures, our quarterly dividends and quarterly distributions to unitholders of our subsidiary, Rose Rock. In general, we expect to fund:

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
Cash Flows
The following table summarizes our changes in unrestricted cash for the periods presented:

	Six Months Ended June 30,
(in thousands)	2016	2015
Statement of cash flow data:
Cash flows provided by (used in):
Operating activities	$73,915	$72,957
Investing activities	(55,785)	(190,792)
Financing activities	177,611	305,630
Subtotal	195,741	187,795
Effect of exchange rate on cash and cash equivalents	1,943	390
Change in cash and cash equivalents	197,684	188,185
Cash and cash equivalents at beginning of period	58,096	40,598
Cash and cash equivalents at end of period	$255,780	$228,783

Operating Activities
The components of operating cash flows can be summarized as follows:

	Six Months Ended June 30,
(in thousands)	2016	2015
Net income	$3,683	34,209
Non-cash expenses, net	89,578	56,644
Changes in operating assets and liabilities	(19,346)	(17,896)
Net cash flows provided by operating activities	$73,915	$72,957
Adjustments to net income for non-cash expenses, net increased $32.9 million to $89.6 million for the six months ended June 30, 2016 from $56.6 million for the six months ended June 30, 2015. This change is primarily a result of:

•
$45.2 million increase due to the other-than-temporary impairment recorded on our limited partner investment in NGL Energy, partially offset by a $9.1 million gain on sale of our common limited partner units of NGL Energy in the current year and prior year gains on the sale of a portion of our common limited partner units of NGL Energy, net of related costs;

•	$12.6 million due to higher net losses on disposal or impairment primarily due to the impairment of our SemGas segment's goodwill in the current year;

•	$5.9 million due to prior year losses on the issuance of common units by NGL Energy;

•
$4.3 million due to decreased equity earnings in the current year as compared to the prior year, primarily due to lower equity earnings as a results of the disposal of our common limited partner units of NGL Energy and lower earnings from Glass Mountain; and

•	$3.8 million increase due to current year losses on foreign currency transactions as compared to prior year gains.
These increases were offset by decreases due to:

•	$31.3 million increase in deferred tax benefit;

•	$5.2 million of decreased distributions from equity investments;

•	$1.3 million due to net unrealized gains related to our derivative instruments in the current year as compared to prior year net unrealized losses; and

•	$1.2 million due to inventory valuation adjustments in the prior year as a result of lower commodity prices.
All other adjustments to net income for non-cash expenses, net for the six months ended June 30, 2016 remained relatively comparable to the six months ended June 30, 2015.
Changes in operating assets and liabilities for the six months ended June 30, 2016 generated a net decrease in operating cash flows of $19.3 million. The decrease to operating cash flow due to the change in operating assets and liabilities was primarily a result of increases of $60.1 million in accounts receivable, $15.9 million in inventories, $4.3 million in receivables from affiliates and $2.2 million in derivatives and margin deposits. These cash outflows were partially offset by cash inflows due to increases of $60.9 million in accounts payable and accrued liabilities and $4.0 million in payables to affiliates. Changes in receivables, inventory, payables and accrued liabilities are primarily due to our segments' operating activities and are subject to the timing of purchases and sales and fluctuations in commodity pricing.
Changes in operating assets and liabilities for the six months ended June 30, 2015 generated a net decrease in operating cash flows of $17.9 million. The decrease to operating cash flow due to the change in operating assets and liabilities was primarily a result of increases of $36.1 million in inventories, $3.1 million in other current assets, $2.1 million in other assets, $2.2 million in accounts receivable, $1.4 million in receivables from affiliates and a decrease of $3.8 million in payables to prepetition creditors. These were partially offset by increases of $18.7 million in accounts payable and accrued liabilities, $5.6 million in payables to affiliates and a decrease of $6.8 million in restricted cash. Changes in receivables, inventory, payables and accrued liabilities are primarily due to our Crude segment's operating activities and are subject to the timing of purchases and sales and fluctuations in commodity pricing. Additionally, the increase in inventory is due, in part, to approximately 700 thousand additional barrels in storage compared to the beginning of the period at our Crude segment. This is partially due to a strategic build to capture margins due to forward market crude oil prices being higher than spot market prices. Accounts receivable was also impacted by a $9.0 million decrease due to the collection of an accrued receivable at year-end which related to proceeds from the sale of a portion of our common limited partner units of NGL Energy.
Investing Activities
For the six months ended June 30, 2016, we had net cash outflows of $55.8 million from investing activities, due primarily to $126.7 million of capital expenditures and $3.4 million of contributions to equity method investments, offset by investing cash inflows of $60.5 million in proceeds from the sale of our common limited partner units of NGL Energy and $13.8 million of distributions in excess of equity in earnings of affiliates. Capital expenditures primarily related to the Maurepas Pipeline, Rose Rock's pipeline projects, SemGas' Northern Oklahoma expansion projects and SemCAMS' Wapiti expansion. Distributions in excess of equity in earnings of affiliates represent cash distributions from White Cliffs and Glass Mountain in excess of our cumulative equity in earnings and are accounted for as a return of investment.
For the six months ended June 30, 2015, we had net cash outflows of $190.8 million from investing activities, due primarily to $237.0 million of capital expenditures and $23.5 million of contributions to equity method investments, partially offset by investing cash inflows of $56.3 million of net proceeds from the sale of a portion of an equity method investment and $13.1 million of distributions in excess of equity in earnings of affiliates. Capital expenditures primarily related to Rose Rock's pipeline projects, SemGas' Northern Oklahoma expansion projects, the Maurepas Pipeline and SemCAMS' Wapiti expansion. Contributions to equity method investments primarily represent investments to fund the White Cliffs pipeline expansion project. Proceeds from the sale of equity method investment are due to the disposition of a portion of our common limited partner units of NGL Energy. Distributions in excess of equity in earnings of affiliates represent cash distributions from White Cliffs and Glass Mountain in excess of our cumulative equity in earnings and are accounted for as a return of investment.
Financing Activities
For the six months ended June 30, 2016, we had net cash inflows of $177.6 million from financing activities, which related to borrowings on credit facilities of $283.5 million and proceeds from the issuance of common shares, net of offering costs, of $228.5 million, offset by principal payments on credit facilities of $272.9 million, dividends paid of $39.7 million, distributions to non-controlling interests of $21.5 million and $0.9 million to repurchase common stock for payment of statutory taxes due on equity-based compensation. Net borrowings were used primarily for capital expenditures. Proceeds from the issuance of common shares were used to repay borrowings on our credit facility and will be used for future capital expenditures and general corporate purposes.
For the six months ended June 30, 2015, we had net cash inflows of $305.6 million from financing activities, which related to borrowings on long-term debt of $802.2 million and $89.1 million in proceeds from the issuance of Rose Rock limited partner common units, offset by principal payments on credit facilities of $525.0 million, dividends paid of $31.5 million, distributions to non-controlling interests of $19.3 million, $6.3 million in debt issuance costs and $4.3 million to repurchase common stock for payment of statutory taxes due on equity-based compensation. Net borrowings were used primarily for capital expenditures and contributions to equity method investments.
Long-term Debt
SemGroup Senior Unsecured Notes
At June 30, 2016, we had $300 million of 7.5% senior unsecured notes due 2021 (the "Notes") outstanding.
SemGroup Revolving Credit Facility
At June 30, 2016, we had no cash borrowings outstanding under our $500 million revolving credit facility. We had $6.0 million in outstanding letters of credit on that date. The maximum letter of credit capacity under this facility is $250 million. The facility can be increased by up to $300 million. The credit agreement expires on December 11, 2018.
At June 30, 2016, we had available borrowing capacity of $494.0 million under this facility.

Rose Rock Senior Unsecured Notes
At June 30, 2016, Rose Rock had outstanding $400 million and $350 million of 5.625% senior unsecured notes due 2022 and 2023, respectively, (the "Rose Rock Notes"). The Rose Rock Notes are guaranteed by all of Rose Rock's existing subsidiaries other than Rose Rock Finance Corp.

Rose Rock Revolving Credit Facility
At June 30, 2016, Rose Rock had $41.0 million of cash borrowings outstanding under its $585 million revolving credit facility. There were $37.7 million in outstanding letters of credit under this facility. The maximum letter of credit capacity under this facility is $150 million. The facility can be increased by up to $200 million. The credit agreement expires on September 20, 2018.
At June 30, 2016, Rose Rock had available borrowing capacity of $506.3 million under this facility.
SemMexico Credit Facilities
At June 30, 2016, SemMexico had no amounts outstanding on its $100 million Mexican pesos (U.S. $5.4 million at the June 30, 2016 exchange rate) credit facility which matures in May 2018. At June 30, 2016, SemMexico had an outstanding letter of credit of $292.8 million Mexican pesos (U.S. $15.8 million at the June 30, 2016 exchange rate).
Shelf Registration Statements
We have access to a universal shelf registration statement which provides us with the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and our capital needs. This shelf registration statement expires in March 2019. On June 22, 2016, we issued and sold 8,625,000 shares of our Class A common stock, valued at $27.00 per share, to the public for proceeds of $228.5 million, net of underwriting fees and other offering costs of $4.3 million. Proceeds were used to repay borrowings on our revolving credit facility and will be used for future capital expenditures and general corporate purposes.
Rose Rock has an effective shelf registration statement for the offer and sale, from time to time, of common units representing limited partner interests in Rose Rock having an aggregate offering price of up to $150 million. On May 12, 2015, Rose Rock entered into an Equity Distribution Agreement under which Rose Rock is able to make such sales over a period of time and, from time to time, in transactions at prices which are market prices prevailing at the time of sale, prices related to market price or at negotiated prices. The counterparties to the Equity Distribution Agreement may act as sales agents for the common units or may purchase common units for their own accounts as principals. To date, no such sales have been made.
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

Projected capital expenditures for 2016 are estimated at $400 million in expansion projects, including capital contributions to affiliates for funding growth projects and acquisitions, and $55 million in maintenance projects. These estimates may change as future events unfold. See "Cautionary Note Regarding Forward-Looking Statements." During the six months ended June 30, 2016, we spent $126.7 million (cash basis) on capital projects and $3.4 million in capital contributions to affiliates primarily for funding growth projects.
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
SemGroup Dividends
The table below shows dividends declared and/or paid by SemGroup during 2015 and 2016.

Quarter Ended	Record Date	Payment Date	Dividend Per Share
March 31, 2015	March 9, 2015	March 20, 2015	$0.34
June 30, 2015	May 18, 2015	May 29, 2015	$0.38
September 30, 2015	August 17, 2015	August 25, 2015	$0.42
December 31, 2015	November 16, 2015	November 24, 2015	$0.45
March 31, 2016	March 7, 2016	March 17, 2016	$0.45
June 30, 2016	May 16, 2016	May 26, 2016	$0.45
September 30, 2016	August 15, 2016	August 25, 2016	$0.45
Rose Rock Distributions
The table below shows cash distributions declared and/or paid by Rose Rock during 2015 and 2016.

Quarter Ended	Record Date	Payment Date	Distribution Per Unit
December 31, 2014	February 3, 2015	February 14, 2015	$0.6200
March 31, 2015	May 5, 2015	May 15, 2015	$0.6350
June 30, 2015	August 4, 2015	August 14, 2015	$0.6500
September 30, 2015	November 3, 2015	November 13, 2015	$0.6600
December 31, 2015	February 2, 2016	February 12, 2016	$0.6600
March 31, 2016	May 3, 2016	May 13, 2016	$0.6600
June 30, 2016	August 2, 2016	August 12, 2016	$0.6600
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
Customer Concentration
Shell Trading (US) Company, a customer of our Crude Supply and Logistics segment, accounted for more than 10% of our consolidated revenue for the three months ended June 30, 2016, at approximately 30%. Shell Trading (US) Company, a customer of our Crude Supply and Logistics segment, accounted for more than 10% of our consolidated revenue for the six months ended June 30, 2016, at approximately 33%. Although we have contracts with customers of varying durations, if one or more of our major customers were to default on their contract, or if we were unable to renew our contract with one or more of these customers on favorable terms, we might not be able to replace any of these customers in a timely fashion, on favorable terms or at all. In any of these situations, our revenues and our ability to pay cash dividends to our stockholders may be adversely affected. We expect our exposure to risk of non-payment or non-performance to continue as long as we remain substantially dependent on a relatively small number of customers for a substantial portion of our Adjusted gross margin.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined by Item 303 of Regulation S-K.
Commitments
There have been no material changes to our contractual obligations outside the ordinary course of our business from those previously disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015, although the value of product purchase commitments is less at June 30, 2016 than it was at December 31, 2015.
We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We establish a margin for these purchases by entering into various types of physical and financial sales and exchange transactions through which we seek to maintain a position that is substantially balanced between purchases on the one hand and sales and future delivery obligations on the other. We account for derivatives at fair value with the exception of commitments which have been designated as normal purchases and sales for which we do not record assets or liabilities related to these agreements until the product is purchased or sold. At June 30, 2016, such commitments included the following (volumes and dollars in thousands):

	Volume (Barrels)	Value
Fixed price purchases	3,528	$167,030
Fixed price sales	4,563	$218,212
Floating price purchases	12,701	$601,820
Floating price sales	17,773	$786,992
Certain of the commitments shown in the table above relate to agreements to purchase product from a counterparty and to sell a similar amount of product (in a different location) to the same counterparty. Many of the commitments shown in the table above are cancellable by either party, as long as notice is given within the time frame specified in the agreement (generally 30 to 120 days).
Our SemGas segment has a take-or-pay contractual obligation related to the fractionation of natural gas liquids. This obligation continues through June 2023. At June 30, 2016, the amount of future obligation is approximately $61.5 million. In addition, our SemGas segment enters into contracts under which we are responsible for marketing the majority of the gas and natural gas liquids produced by the counterparties to the agreements. During the three months and six months ended June 30, 2016, the majority of SemGas’ revenues were generated from such contracts.
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
Commodity Price Risk
The table below outlines the range of NYMEX prompt month daily settle prices for crude oil and natural gas futures, and the range of daily propane spot prices provided by an independent, third-party broker for the three months and six months ended June 30, 2016 and June 30, 2015 and the year ended December 31, 2015.

	Light Sweet Crude Oil Futures (Barrel)	Mont Belvieu (Non-LDH) Spot Propane (Gallon)	Henry Hub Natural Gas Futures (MMBtu)
Three Months Ended June 30, 2016
High	$51.23	$0.57	$2.92
Low	$35.70	$0.42	$1.90
High/Low Differential	$15.53	$0.15	$1.02

Three Months Ended June 30, 2015
High	$61.43	$0.58	$3.02
Low	$49.14	$0.32	$2.49
High/Low Differential	$12.29	$0.26	$0.53

Six Months Ended June 30, 2016
High	$51.23	$0.57	$2.92
Low	$26.21	$0.29	$1.64
High/Low Differential	$25.02	$0.28	$1.28

Six Months Ended June 30, 2015
High	$61.43	$0.64	$3.23
Low	$43.46	$0.32	$2.49
High/Low Differential	$17.97	$0.32	$0.74

Year Ended December 31, 2015
High	$61.43	$0.63	$3.23
Low	$34.73	$0.31	$1.75
High/Low Differential	$26.70	$0.32	$1.48
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
However, the SemGas segment has exposure to commodity price risk because of the nature of certain contracts for which our fee is based on a percentage of proceeds or index related to the prices of natural gas, natural gas liquids and condensate. Given current volumes, liquid recoveries and contract terms, we estimate the following sensitivities over the next twelve months:

•	A 10% increase in the price of natural gas and natural gas liquids results in approximately a $2.5 million increase to Adjusted gross margin.

•	A 10% decrease in those prices would have the opposite effect.
This sensitivity may be impacted by changes in contract mix, change in production or other factors which are outside of our control.
Additionally, based on our open derivative contracts at June 30, 2016, an increase in the applicable market price or prices for each derivative contract would result in a decrease in the contribution from these derivatives to our crude oil sales revenues. A decrease in the applicable market price or prices for each derivative contract would result in an increase in the contribution from these derivatives to our crude oil sales revenues. However, the increases or decreases in crude oil sales revenues we recognize from our open derivative contracts are substantially offset by higher or lower crude oil sales revenues when the physical sale of the product occurs. These contracts may be for the purchase or sale of crude oil or in markets different from the physical markets in which we are attempting to hedge our exposure, or may have timing differences relative to the physical markets. As a result of these factors, our hedges may not eliminate all price risks.
The notional volumes and fair value of our commodity derivatives open positions as well as the change in fair value that would be expected from a 10% market price increase or decrease is shown in the table below (in thousands):

	Notional Volume (Barrels)	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease	Settlement Date
Crude oil:
Futures	942 short	$(268)	$(4,553)	$4,553	Various through December 2016
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
Interest Rate Risk
We use variable rate debt and are exposed to market risk due to the floating interest rates on our credit facilities. Therefore, from time-to-time we may use interest rate derivatives to manage interest obligations on specific debt issuances. Our variable rate debt bears interest at LIBOR or prime, subject to certain floors, plus the applicable margin. At June 30, 2016, an increase in these base rates of 1%, above the base rate floors, would increase our interest expense by $0.2 million and $0.4 million for the three months and six months ended June 30, 2016, respectively.
The average interest rates presented below are based upon rates in effect at June 30, 2016 and December 31, 2015. The carrying value of the variable rate instruments in our credit facilities approximate fair value primarily because our rates fluctuate with prevailing market rates.

The following table summarizes our debt obligations:

Liabilities	June 30, 2016	December 31, 2015
Short-term debt - variable rate	$0.0 million	$0.0 million
Average interest rate	0.00%	0.00%
Long-term debt - variable rate	$41.0 million	$30.0 million
Average interest rate	5.25%	4.50%
Long-term debt - fixed rate	$300.0 million	$300.0 million
Fixed interest rate	7.50%	7.50%
Long-term debt - fixed rate	$750.0 million	$750.0 million
Fixed interest rate	5.625%	5.625%
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
A 10% change in the average exchange rate during the three months and six months ended June 30, 2016 would change operating income by $1.3 million and $2.8 million, respectively.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act), are effective as of June 30, 2016. This conclusion is based on an evaluation conducted under the supervision and participation of our Chief Executive Officer and Chief Financial Officer along with our management. Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2016, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
Our pending transaction with Rose Rock may not close when expected, or at all.
The consummation of our merger with Rose Rock is subject to the approval of the issuance of shares of our Class A common stock pursuant to the merger agreement by our stockholders and the satisfaction of other customary closing conditions. If these conditions to closing are not satisfied or waived, if waivable, the merger with Rose Rock will not be consummated. Further, the consummation of the merger requires a waiver or amendment of certain provisions of our credit agreement and Rose Rock’s credit agreement. Although we expect to amend and consolidate the credit agreements to permit the merger, if the lenders do not consent and we cannot refinance the credit agreements, then we will not be able to consummate the merger. Additionally, there is no assurance that we will complete the merger in the time frame that we anticipate or under the terms set forth in the merger agreement, or at all.
If our pending transaction with Rose Rock is consummated, we may not realize the benefits we expect.
We entered into the merger agreement with Rose Rock because we believe that the merger will be, among other things, immediately accretive to SemGroup stockholders, simplify our corporate capital structure and improve our cost of capital and our capital market access and provide increased financial flexibility for execution of our strategic growth plan. However, our assessments and expectations regarding these anticipated benefits of the merger may prove to be incorrect. Accordingly, there can be no assurance we will realize the anticipated benefits of our merger with Rose Rock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases of our common stock by us during the quarter ended June 30, 2016:

	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2016 - April 30, 2016	2,982	$21.05	—	—
May 1, 2016 - May 31, 2016	1,028	28.90	—	—
June 1, 2016 - June 30, 2016	—	—	—	—
Total	4,010	$23.06	—	—

(1)	Represents shares of common stock withheld from certain of our employees for payment of taxes associated with the vesting of restricted stock awards.
(2)	The price paid per common share represents the closing price as posted on the New York Stock Exchange on the day that the shares were purchased.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
Not applicable

Item 5.	Other Information
None

Item 6.	Exhibits
The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
2.1
Agreement and Plan of Merger dated as of May 30, 2016, by and among SemGroup Corporation, PBMS, LLC, Rose Rock Midstream, L.P. and Rose Rock Midstream GP, LLC, (filed as Exhibit 2.1 to our current report on Form 8-K dated May 30, 2016, filed May 31, 2016, and incorporated herein by reference.)

3.1
Amended and Restated Bylaws, dated as of May 17, 2016, of SemGroup Corporation (filed as Exhibit 3 to our current report on Form 8-K dated May 17, 2016, filed May 19, 2016, and incorporated herein by reference).

10.1	SemGroup Corporation Board of Directors Compensation Plan effective June 1, 2016.
10.2
SemGroup Corporation Equity Incentive Plan, as amended and restated (filed as Annex A to our Proxy Statement for our 2016 Annual Meeting of Stockholders, filed April 13, 2016, and incorporated herein by reference).

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

Date: August 5, 2016	SEMGROUP CORPORATION

	By:	/s/ Robert N. Fitzgerald
Robert N. Fitzgerald
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX
The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
2.1
Agreement and Plan of Merger dated as of May 30, 2016, by and among SemGroup Corporation, PBMS, LLC, Rose Rock Midstream, L.P. and Rose Rock Midstream GP, LLC, (filed as Exhibit 2.1 to our current report on Form 8-K dated May 30, 2016, filed May 31, 2016, and incorporated herein by reference.)

3.1
Amended and Restated Bylaws, dated as of May 17, 2016, of SemGroup Corporation (filed as Exhibit 3 to our current report on Form 8-K dated May 17, 2016, filed May 19, 2016, and incorporated herein by reference).

10.1	SemGroup Corporation Board of Directors Compensation Plan effective June 1, 2016.
10.2
SemGroup Corporation Equity Incentive Plan, as amended and restated (filed as Annex A to our Proxy Statement for our 2016 Annual Meeting of Stockholders, filed April 13, 2016, and incorporated herein by reference).

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