Form 10-Q
period 2016-09-30
SemGroup Corp
filed 2016-11-07
CIK 1489136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class		Outstanding at October 28, 2016
Class A	Common stock, $0.01 par	66,099,343	Shares
Class B	Common stock, $0.01 par	—	Shares

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
All statements, other than statements of historical fact, included in this Form 10-Q regarding the prospects of our industry, our anticipated financial performance, management’s plans and objectives for future operations, planned capital expenditures, business prospects, outcome of regulatory proceedings, market conditions and other matters, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as "may," "will," "expect," "intend," "estimate," "foresee," "project," "anticipate," "believe," "plans," "forecasts," "continue" or "could" or the negative of these terms or variations of them or similar terms. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks, and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those discussed in Item 1A of our most recent Annual Report on Form 10-K, entitled "Risk Factors," risk factors discussed in other reports and documents that we file with the Securities and Exchange Commission (the "SEC") and the following:

•
The failure to realize the anticipated benefits of the transaction, consummated on September 30, 2016, pursuant to which we acquired all of the outstanding common units of our subsidiary, Rose Rock Midstream, L.P. (“Rose Rock”), not already owned by us;

•	Our ability to generate sufficient cash flow from operations to enable us to pay our debt obligations and our current and expected dividends or to fund our other liquidity needs;

•	Any sustained reduction in demand for, or supply of, the petroleum products we gather, transport, process, market and store;

•	The effect of our debt level on our future financial and operating flexibility, including our ability to obtain additional capital on terms that are favorable to us;

•	Our ability to access the debt and equity markets, which will depend on general market conditions and the credit ratings for our debt obligations and equity;

•	The loss of, or a material nonpayment or nonperformance by, any of our key customers;

•	The amount of cash distributions, capital requirements and performance of our investments and joint ventures;

•	The amount of collateral required to be posted from time to time in our commodity purchase, sale or derivative transactions;

•	The impact of operational and developmental hazards and unforeseen interruptions;

•	Our ability to obtain new sources of supply of petroleum products;

•	Competition from other midstream energy companies;

•
Our ability to comply with the covenants contained in our credit agreement and the indentures governing our senior notes, including requirements under our credit agreement to maintain certain financial ratios;

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

SEMGROUP CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	(Unaudited)
	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$163,748	$58,096
Restricted cash	—	32
Accounts receivable (net of allowance of $2,373 and $3,019, respectively)	335,256	326,713
Receivable from affiliates	4,542	5,914
Inventories	83,473	70,239
Other current assets	25,465	19,387
Total current assets	612,484	480,381
Property, plant and equipment (net of accumulated depreciation of $377,644 and $319,769, respectively)	1,696,010	1,566,821
Equity method investments	438,194	551,078
Goodwill	34,475	48,032
Other intangible assets (net of accumulated amortization of $36,769 and $29,515, respectively)	153,796	162,223
Other noncurrent assets	51,573	45,374
Total assets	$2,986,532	$2,853,909
LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$294,167	$273,666
Payable to affiliates	5,791	5,033
Accrued liabilities	98,347	85,047
Other current liabilities	17,462	13,281
Total current liabilities	415,767	377,027
Long-term debt, net	1,030,140	1,057,816
Deferred income taxes	49,361	200,953
Other noncurrent liabilities	23,932	21,757
Commitments and contingencies (Note 10)
SemGroup owners’ equity:
Common stock, $0.01 par value (authorized - 100,000 shares; issued - 67,062 and 44,863 shares, respectively)	659	439
Additional paid-in capital	1,588,978	1,217,255
Treasury stock, at cost (979 and 931 shares, respectively)	(6,538)	(5,593)
Accumulated deficit	(52,636)	(38,012)
Accumulated other comprehensive loss	(63,131)	(58,562)
Total SemGroup Corporation owners’ equity	1,467,332	1,115,527
Noncontrolling interests in consolidated subsidiaries	—	80,829
Total owners’ equity	1,467,332	1,196,356
Total liabilities and owners’ equity	$2,986,532	$2,853,909
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Product	$245,920	$313,351	$692,942	$822,218
Service	66,074	64,091	192,347	192,572
Other	15,770	19,623	44,703	57,811
Total revenues	327,764	397,065	929,992	1,072,601
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	218,503	274,639	592,292	710,869
Operating	52,636	53,267	157,537	167,157
General and administrative	20,583	23,045	62,419	78,272
Depreciation and amortization	24,912	26,022	74,007	74,430
Loss (gain) on disposal or impairment, net	1,018	(951)	16,010	1,479
Total expenses	317,652	376,022	902,265	1,032,207
Earnings from equity method investments	15,845	16,237	55,994	60,699
Gain (loss) on issuance of common units by equity method investee	—	136	(41)	6,033
Operating income	25,957	37,416	83,680	107,126
Other expenses (income), net:
Interest expense	21,032	19,170	58,842	50,583
Foreign currency transaction loss (gain)	659	(385)	3,671	(1,199)
Loss (gain) on sale or impairment of equity method investment	—	—	30,644	(14,517)
Other income, net	(492)	(956)	(1,170)	(1,142)
Total other expenses, net	21,199	17,829	91,987	33,725
Income (loss) from continuing operations before income taxes	4,758	19,587	(8,307)	73,401
Income tax expense (benefit)	11,898	10,006	(4,851)	29,609
Income (loss) from continuing operations	(7,140)	9,581	(3,456)	43,792
Loss from discontinued operations, net of income taxes	—	(1)	(1)	(3)
Net income (loss)	(7,140)	9,580	(3,457)	43,789
Less: net income attributable to noncontrolling interests	225	4,707	11,167	14,153
Net income (loss) attributable to SemGroup	$(7,365)	$4,873	$(14,624)	$29,636
Net income (loss)	$(7,140)	$9,580	$(3,457)	$43,789
Other comprehensive loss, net of income taxes	(7,051)	(20,210)	(4,569)	(23,750)
Comprehensive income (loss)	(14,191)	(10,630)	(8,026)	20,039
Less: comprehensive income attributable to noncontrolling interests	225	4,707	11,167	14,153
Comprehensive income (loss) attributable to SemGroup	$(14,416)	$(15,337)	$(19,193)	$5,886
Net income (loss) attributable to SemGroup per common share (Note 12):
Basic	$(0.14)	$0.11	$(0.31)	$0.68
Diluted	$(0.14)	$0.11	$(0.31)	$0.67
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(3,457)	$43,789
Adjustments to reconcile net income to net cash provided by operating activities:
Net unrealized loss (gain) related to derivative instruments	6,096	(3,316)
Depreciation and amortization	74,007	74,430
Loss on disposal or impairment, net	16,010	1,479
Earnings from equity method investments	(55,994)	(60,699)
Loss (gain) on issuance of common units by equity method investee	41	(6,033)
Loss (gain) on sale or impairment of equity method investment	30,644	(14,517)
Distributions from equity investments	58,674	69,898
Amortization and write-off of debt issuance costs	6,189	3,707
Deferred tax expense (benefit)	(7,810)	23,469
Non-cash equity compensation	7,046	7,760
Provision for uncollectible accounts receivable, net of recoveries	(551)	(608)
Currency loss (gain)	3,671	(1,199)
Inventory valuation adjustment	—	1,235
Changes in operating assets and liabilities (Note 13)	801	(2,346)
Net cash provided by operating activities	135,367	137,049
Cash flows from investing activities:
Capital expenditures	(199,039)	(352,816)
Proceeds from sale of long-lived assets	98	2,537
Contributions to equity method investments	(3,756)	(34,059)
Proceeds from sale of common units of equity method investee	60,483	56,318
Distributions in excess of equity in earnings of affiliates	22,792	19,564
Net cash used in investing activities	(119,422)	(308,456)
Cash flows from financing activities:
Debt issuance costs	(7,459)	(6,289)
Borrowings on credit facilities and issuance of senior secured notes, net of discount	362,500	802,208
Principal payments on credit facilities and other obligations	(393,994)	(525,037)
Proceeds from issuance of common shares, net of offering costs	223,739	—
Rose Rock Midstream, L.P. equity issuance	—	89,119
Distributions to noncontrolling interests	(32,133)	(29,780)
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(945)	(4,259)
Dividends paid	(63,338)	(49,836)
Proceeds from issuance of common stock under employee stock purchase plan	774	909
Net cash provided by financing activities	89,144	277,035
Effect of exchange rate changes on cash and cash equivalents	563	(233)
Change in cash and cash equivalents	105,652	105,395
Cash and cash equivalents at beginning of period	58,096	40,598
Cash and cash equivalents at end of period	$163,748	$145,993
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

1.	OVERVIEW
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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Although management believes these estimates are reasonable, actual results could differ materially from these estimates. The results of operations for the three months and nine months ended September 30, 2016, are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.
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
Recent accounting pronouncements
In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)", to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The update addresses eight different transaction types and clarifies how to classify each in the statement of cash flows, where previously there was unclear or no specific guidance. For public entities, this ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those years and early adoption is permitted in the year prior to the effective date. We will adopt this guidance in the first quarter of 2018. The impact is not expected to be material.
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which introduces new guidance for estimating credit losses on certain types of financial instruments based on expected losses and the timing of the recognition of such losses. For public entities, this ASU is effective for annual periods beginning after December 15, 2019, and interim periods within those years and early adoption is permitted in the year prior to the effective date. We will adopt this guidance in the first quarter of 2020. The impact is not expected to be material.
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

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)", which amends the existing lease guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by operating and finance leases and to disclose additional quantitative and qualitative information about leasing arrangements. This ASU also provides clarifications surrounding the presentation of the effects of leases in the income statement and statement of cash flows. For public entities, this ASU will be effective for annual periods beginning after December 15, 2018, and interim periods within those years. The new guidance will be applied using a modified retrospective approach and early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements. We will adopt this guidance in the first quarter of 2019.
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
In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”, which is designed to simplify presentation of debt issuance costs. The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, “Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting,” which amended the SEC paragraphs of ASC Subtopic 835-30 to include the language from the SEC Staff Announcement indicating that the SEC would not object to presenting deferred debt issuance costs related to line-of-credit agreements as assets and subsequently amortizing the deferred debt issuance costs ratably over the term of the agreement. The standards are effective for U.S. public companies for annual reporting periods beginning after December 15, 2015. The new guidance has been applied on a retrospective basis for all periods presented. We adopted this guidance in the first quarter of 2016. The impact was not material. For presentation purposes, $16.8 million of debt issuance costs which had previously been reported as other noncurrent assets were reclassified as a reduction of long-term debt on the December 31, 2015 balance sheet. Capitalized loan fees related to our revolving credit facility continues to be presented as other noncurrent assets.
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

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

1.	OVERVIEW, Continued

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

2.	ROSE ROCK MIDSTREAM, L.P.
On September 30, 2016, we completed the acquisition of the outstanding common limited partner interest of Rose Rock Midstream, L.P. ("Rose Rock") which we did not already own (the "Merger"). We issued 13.1 million common shares as consideration and recorded a reduction to equity for $5.3 million of fees associated with the issuance. We accounted for the Merger in accordance with FASB Accounting Standards Codification 810, Consolidation — Overall — Changes in a Parent’s Ownership Interest in a Subsidiary. As SemGroup controlled Rose Rock both before and after the Merger, the changes in SemGroup’s ownership interest in Rose Rock were accounted for as an equity transaction and no gain or loss was recognized in SemGroup’s consolidated statements of operations and comprehensive income (loss) as a result of the Merger. Subsequent to the Merger, Rose Rock was a wholly owned subsidiary of SemGroup.
Substantially all of Rose Rock's assets were pledged as collateral under its senior secured revolving credit facility agreement which was terminated following the Merger. Substantially all of Rose Rock's assets are now pledged as collateral under SemGroup's senior secured revolving credit facility. Rose Rock's senior unsecured notes were assumed by SemGroup. See Note 9 for additional information related to changes in long-term debt and Note 15 for changes related to the Guarantor financial information.

3.	EQUITY METHOD INVESTMENTS

Our equity method investments consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
White Cliffs Pipeline, L.L.C.	$283,798	$297,109
NGL Energy Partners LP	18,939	112,787
Glass Mountain Pipeline, LLC	135,457	141,182
Total equity method investments	$438,194	$551,078

Our earnings from equity method investments consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
White Cliffs Pipeline, L.L.C.	$15,555	$16,047	$51,763	$50,682
NGL Energy Partners LP(1)	(38)	(878)	2,194	5,037
Glass Mountain Pipeline, LLC	328	1,068	2,037	4,980
Total earnings from equity method investments	$15,845	$16,237	$55,994	$60,699
(1) Excluding loss on issuance of common units of $41.0 thousand for the nine months ended September 30, 2016 and a gain on the issuance of common units of $0.1 million and $6.0 million for the three and nine months ended September 30, 2015, respectively. Additionally, gains and losses on the disposal or impairment of equity investments are not reported within "earnings from equity method investments" in the condensed consolidated statements of operations and comprehensive income (loss).
Cash distributions received from equity method investments consisted of the following (in thousands):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

3.	EQUITY METHOD INVESTMENTS, Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
White Cliffs Pipeline, L.L.C.	$22,733	$20,631	$68,495	$65,336
NGL Energy Partners LP	—	4,752	4,873	14,235
Glass Mountain Pipeline, LLC	2,164	2,971	8,096	9,891
Total cash distributions received from equity method investments	$24,897	$28,354	$81,464	$89,462
White Cliffs Pipeline, L.L.C.
Certain unaudited summarized income statement information of White Cliffs Pipeline, L.L.C. ("White Cliffs") for the three months and nine months ended September 30, 2016 and 2015 is shown below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$48,331	$49,027	$161,973	$152,150
Cost of products sold	$(368)	$803	$2,685	$1,906
Operating, general and administrative expenses	$7,529	$7,642	$27,256	$23,938
Depreciation and amortization expense	$10,367	$8,746	$29,414	$25,871
Net income	$30,801	$31,835	$102,623	$100,428
The equity in earnings of White Cliffs for the three months and nine months ended September 30, 2016 and 2015, is less than 51% of the net income of White Cliffs for the same periods. This is due to certain general and administrative expenses we incur in managing the operations of White Cliffs that the other owners are not obligated to share. Such expenses are recorded by White Cliffs and are allocated to our ownership interest. White Cliffs recorded $0.3 million and $0.4 million of such general and administrative expense for the three months ended September 30, 2016 and 2015, respectively. White Cliffs recorded $1.2 million and $1.1 million of such general and administrative expense for the nine months ended September 30, 2016 and 2015, respectively.
The members of White Cliffs are required to contribute capital to White Cliffs to fund various projects. For the nine months ended September 30, 2016, we contributed $2.2 million to complete an expansion project that added approximately 65,000 barrels per day of capacity.
NGL Energy Partners LP
At September 30, 2016, we no longer own common units representing limited partner interests in NGL Energy Partners LP (NYSE: NGL) ("NGL Energy"). On April 27, 2016, we sold all of our NGL Energy limited partner units for $13.00 per unit and recorded a $9.1 million gain on disposal. We continue to hold an 11.78% interest in the general partner of NGL Energy which is being accounted for under the equity method in accordance ASC 323-30-S99-1, as our ownership is in excess of the 3 to 5 percent interest which is generally considered to be more than minor.
The general partner of NGL Energy is not a publicly traded company. The information below pertains to our general partner interest, and previously held limited partner interest, in NGL Energy.
See Note 4 for discussion of the other-than-temporary impairment of our common unit investment in NGL Energy.
Under the equity method, our policy is to record our equity in earnings of NGL Energy on a one-quarter lag, as we do not expect to have information on the earnings of NGL Energy in time to consistently record the earnings in the quarter in which they are generated.
During the nine months ended June 30, 2016, NGL issued common units which diluted our limited partnership interest. As we record activity on a one-quarter lag, we recognized a non-cash loss of $41.0 thousand associated with these issuances for the nine months ended September 30, 2016. During 2015, NGL announced several transactions in which it issued common units publicly and privately which diluted our limited partnership interest. As such, we recognized non-cash gains of $6.0 million associated with these issuances for the nine months ended September 30, 2015.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

3.	EQUITY METHOD INVESTMENTS, Continued

During the nine months ended September 30, 2015, we sold 1,999,533 of our NGL Energy common units for $56.3 million, net of related costs of $0.5 million. We recorded net gains related to these sales of $14.5 million in "other expense (income)" in our condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2015.
Glass Mountain Pipeline, LLC
We own a 50% interest in Glass Mountain Pipeline, LLC ("Glass Mountain"), which we account for under the equity method. The excess of the recorded amount of our investment over the book value of our share of the underlying net assets represents equity method goodwill and capitalized interest at September 30, 2016. Capitalized interest is amortized as a reduction of earnings from equity method investments.
Certain unaudited summarized income statement information of Glass Mountain for the three months and nine months ended September 30, 2016 and 2015 is shown below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$6,793	$8,348	$22,263	$29,257
Cost of sales	$(145)	$253	$300	$2,235
Operating, general and administrative expenses	$2,184	$1,950	$5,647	$4,861
Depreciation and amortization expense	$3,992	$3,903	$11,917	$11,879
Net income	$761	$2,242	$4,393	$10,278
The equity in earnings of Glass Mountain for the three months and nine months ended September 30, 2016 and 2015, reported in our condensed consolidated statements of operations and comprehensive income (loss) is less than 50% of the net income of Glass Mountain for the same period due to amortization of capitalized interest for the period.
For the nine months ended September 30, 2016, we contributed $0.3 million to Glass Mountain related to capital projects.

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
To test the goodwill for impairment, we used an income approach, supplemented by a market approach to calculate the fair value of the reporting unit. Under the income approach, we utilized a discounted cash flow model to determine the fair value of our SemGas operations. Significant judgments and assumptions included the discount rate, anticipated revenue and volume growth rates, estimated operating expenses and capital expenditures, which were based on our operating and capital budgets as well as our strategic plans. A significant underlying assumption is that commodity prices will eventually improve, water disposal issues will be resolved and production volumes will begin to increase. If production does not increase in the future or the production takes longer than anticipated to return, this would negatively affect our key assumptions and potentially lead to finite-lived intangible and long-lived asset impairments in the future. We considered the market approach by comparing the revenue and earnings multiples implied by our income approach to those of comparable companies for reasonableness.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

4.    IMPAIRMENTS, Continued

Other-than-temporary impairment of equity method investment in NGL Energy
During the fourth quarter of 2015, the market price of NGL Energy common units fell below our carrying value per unit and remained below our carrying value as of March 31, 2016. At December 31, 2015, in accordance with ASC 320-10-S99 “Investments - Debt and Equity Securities”, we assessed whether such decline in value was other-than-temporary. During this initial assessment, the decrease in value was determined not to be other-than-temporary. The evidence management considered in such assessment included the nature and volatility of such decline, as well as the latest public financial guidance, condition, and results of NGL Energy. Subsequently, we continued to monitor events and developments and, based on NGL Energy's April 21, 2016, announcement of a reduction in its quarterly distribution and lowering of financial performance guidance, we concluded that the decline in the value of our investment is other-than-temporary as of March 31, 2016. As such, we recorded an impairment of $39.8 million to our investment in the limited partner units of NGL Energy for the nine months ended September 30, 2016. The value of our limited partner investment in NGL Energy was written-down to the market price of $11.04 on December 31, 2015, the date through which we have recorded our equity in earnings as discussed in Note 3. See Note 3 for discussion of the sale of our NGL Energy limited partner units on April 27, 2016.
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
Crude Transportation assets
In the fourth quarter of 2016, we began an evaluation of strategic alternatives related to certain assets in our Crude Transportation segment.  The outcome of such review may result in a material non-cash impairment.

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

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

5.	SEGMENTS, Continued

Our results by segment are presented in the tables below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Crude Transportation
External	$15,947	$20,331	$48,786	$63,083
Intersegment	6,993	3,037	19,334	10,320
Crude Facilities
External	9,939	11,642	30,372	34,449
Intersegment	2,801	—	8,073	—
Crude Supply and Logistics
External	165,523	209,113	485,346	501,550
SemGas
External	57,824	60,908	149,544	181,454
Intersegment	2,266	4,162	7,533	16,594
SemCAMS
External	36,111	33,152	100,792	98,791
SemLogistics
External	5,668	5,659	17,980	17,090
SemMexico
External	36,752	56,260	97,172	169,209
Corporate and Other
External	—	—	—	6,975
Intersegment	(12,060)	(7,199)	(34,940)	(26,914)
Total Revenues	$327,764	$397,065	$929,992	$1,072,601

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Earnings (loss) from equity method investments:
Crude Transportation	$15,883	$17,115	$53,800	$55,662
Corporate and Other(1)	(38)	(742)	2,153	11,070
Total earnings from equity method investments	$15,845	$16,373	$55,953	$66,732
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Depreciation and amortization:
Crude Transportation	$6,307	$9,022	$18,337	$26,678
Crude Facilities	1,987	1,451	5,792	4,226
Crude Supply and Logistics	46	40	126	119
SemGas	9,066	8,601	27,182	23,098

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

5.	SEGMENTS, Continued

SemCAMS	4,239	3,198	12,484	9,451
SemLogistics	1,880	2,173	5,823	6,367
SemMexico	932	993	2,822	3,083
Corporate and Other	455	544	1,441	1,408
Total depreciation and amortization	$24,912	$26,022	$74,007	$74,430

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income tax expense (benefit):
SemCAMS	$1,573	$2,361	$2,989	$3,528
SemLogistics	(601)	(170)	(815)	(372)
SemMexico	349	642	1,150	2,396
Corporate and Other	10,577	7,173	(8,175)	24,057
Total income tax expense (benefit)	$11,898	$10,006	$(4,851)	$29,609

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Segment profit (1):
Crude Transportation	$19,511	$21,409	$63,090	$65,916
Crude Facilities	9,679	9,084	28,637	25,449
Crude Supply and Logistics	3,151	5,829	22,313	21,988
SemGas	16,196	16,859	27,508	49,410
SemCAMS	13,067	9,380	31,971	25,246
SemLogistics	3,312	1,947	7,973	4,800
SemMexico	2,517	4,251	6,859	14,430
Corporate and Other(2)	(10,397)	(9,867)	(24,568)	(28,999)
Total segment profit	$57,036	$58,892	$163,783	$178,240
(1) Segment profit represents revenues excluding unrealized gains (losses) related to derivative instruments plus earnings from equity method investments less cost of sales excluding depreciation and amortization and less operating and general and administrative expenses.

(2) Corporate and Other includes amounts previously included in the SemStream segment which ceased to be a reportable segment in the second quarter of 2016 concurrent with the disposal of our limited partner interest in NGL Energy.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Reconciliation of segment profit to net income:
Total segment profit	$57,036	$58,892	$163,783	$178,240
Less:
Net unrealized loss (gain) related to derivative instruments	6,167	(4,546)	6,096	(3,316)
Depreciation and amortization	24,912	26,022	74,007	74,430
Interest expense	21,032	19,170	58,842	50,583
Foreign currency transaction loss (gain)	659	(385)	3,671	(1,199)
Loss (gain) on sale or impairment of equity method investment	—	—	30,644	(14,517)

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

5.	SEGMENTS, Continued

Other income, net	(492)	(956)	(1,170)	(1,142)
Income tax expense	11,898	10,006	(4,851)	29,609
Loss from discontinued operations, net of taxes	—	1	1	3
Net income	$(7,140)	$9,580	$(3,457)	$43,789

			September 30, 2016	December 31, 2015
Total assets (excluding intersegment receivables):
Crude Transportation			$978,271	$877,017
Crude Facilities			152,592	155,186
Crude Supply and Logistics			375,992	328,419
SemGas			688,496	719,789
SemCAMS			375,424	331,749
SemLogistics			139,831	155,794
SemMexico			83,950	89,608
Corporate and Other(1)			191,976	196,347
Total			$2,986,532	$2,853,909
(1) Corporate and Other includes amounts previously included in the SemStream segment which ceased to be a reportable segment in the second quarter of 2016 concurrent with the disposal of our limited partner interest in NGL Energy.

			September 30, 2016	December 31, 2015
Equity investments:
Crude Transportation			$419,255	$438,291
Corporate and Other(1)			18,939	112,787
Total equity investments			$438,194	$551,078
(1) Corporate and Other includes amounts previously included in the SemStream segment which ceased to be a reportable segment in the second quarter of 2016 concurrent with the disposal of our limited partner interest in NGL Energy.

6.	INVENTORIES
Inventories consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Crude oil	$76,564	$59,121
Asphalt and other	6,909	11,118
Total inventories	$83,473	$70,239

At September 30, 2015, our Crude Supply and Logistics segment recorded non-cash charges of $1.2 million to write-down crude oil inventory to the lower of cost or market. A lower of cost or market adjustment was not necessary at September 30, 2016.

7.	FINANCIAL INSTRUMENTS
Fair value of financial instruments
We record certain financial assets and liabilities at fair value at each balance sheet date. The tables below summarize the balances of commodity derivative assets and liabilities at September 30, 2016 and December 31, 2015 (in thousands):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

7.	FINANCIAL INSTRUMENTS, Continued

	September 30, 2016			December 31, 2015
Derivatives subject to netting arrangements:	Level 1	Netting*	Total	Level 1	Netting*	Total
Commodity derivatives:
Assets	$2,991	$(2,991)	$—	$131	$(131)	$—
Liabilities	$9,426	$(2,991)	$6,435	$470	$(131)	$339
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
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value levels. At September 30, 2016, all of our physical fixed price forward purchases and sales contracts were being accounted for as normal purchases and normal sales.
There were no financial assets or liabilities recorded at fair value which were classified as Level 2 or Level 3 during the three months and nine months ended September 30, 2016 and 2015. As such, no rollforward of Level 3 activity has been presented.
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
The following table sets forth the notional quantities for commodity derivative instruments entered into (in thousands of barrels):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

7.	FINANCIAL INSTRUMENTS, Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Sales	7,508	5,735	23,818	19,187
Purchases	7,448	5,775	23,701	19,188
We have not designated any of our commodity derivative instruments as accounting hedges. We have recorded the fair value of our commodity derivative instruments on our condensed consolidated balance sheets in other current assets and other current liabilities in the following amounts (in thousands):

	September 30, 2016		December 31, 2015
	Assets	Liabilities	Assets	Liabilities
Commodity contracts	$—	$6,435	$—	$339
We have posted margin deposits as collateral with brokers who have the right of set off associated with these funds. At September 30, 2016 and December 31, 2015, our margin deposit balances were in a net asset position of $8.9 million and $2.9 million, respectively. These margin account balances have not been offset against our net commodity derivative instrument (contract) positions. Had these margin deposits been netted against our net commodity derivative instrument (contract) positions as of September 30, 2016 and December 31, 2015, we would have had net asset positions of $2.5 million and $2.6 million, respectively.
Realized and unrealized gains (losses) from our commodity derivatives were recorded to product revenue in the following amounts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Commodity contracts	$2,777	$6,036	$(996)	$3,768
Concentrations of risk
During the three months ended September 30, 2016, one third-party customer of our Crude Supply and Logistics segment accounted for more than 10% of our consolidated revenues at approximately 20%. No suppliers accounted for more than 10% of our costs of products sold.
During the nine months ended September 30, 2016, one third-party customer of our Crude Supply and Logistics segment accounted for more than 10% of our consolidated revenues at approximately 29%. No suppliers accounted for more than 10% of our costs of products sold.
At September 30, 2016, one third-party customer, primarily of our Crude Supply and Logistics segment, accounted for approximately 21% of our consolidated accounts receivable.

8.	INCOME TAXES
The effective tax rate was 250% and 51% for the three months ended September 30, 2016 and 2015, respectively, and 58% and 40% for the nine months ended September 30, 2016 and 2015, respectively. Significant items that impacted the effective tax rate for each period, as compared to the U.S. federal statutory rate of 35%, include earnings in foreign jurisdictions taxed at lower rates and a non-controlling interest in Rose Rock for which taxes are not provided. Further, the foreign earnings are taxed in foreign jurisdictions as well as in the U.S., since they are disregarded entities for U.S. federal income tax purposes. These combined factors, and the magnitude of the permanent items impacting the tax rate relative to income from continuing operations before income taxes result in rates that are not comparable between the periods.
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

9.	LONG-TERM DEBT
Our long-term debt consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
7.50% senior unsecured notes due 2021	$300,000	$300,000
Unamortized debt issuance costs on 2021 notes	(3,917)	(4,540)
7.50% senior unsecured notes due 2021, net	296,083	295,460

5.625% senior unsecured notes due 2022	400,000	400,000
Unamortized debt issuance costs on 2022 notes	(6,175)	(6,975)
5.625% senior unsecured notes due 2022, net	393,825	393,025

5.625% senior unsecured notes due 2023	350,000	350,000
Unamortized discount on 2023 notes	(5,036)	(5,455)
Unamortized debt issuance costs on 2023 notes	(4,764)	(5,266)
5.625% senior unsecured notes due 2023, net	340,200	339,279

SemGroup corporate revolving credit facility	—	30,000
SemMexico revolving credit facility	—	—
Capital leases	57	83
Total long-term debt, net	1,030,165	1,057,847
Less: current portion of long-term debt	25	31
Noncurrent portion of long-term debt, net	$1,030,140	$1,057,816
Senior unsecured notes due 2021
For the three months ended September 30, 2016 and 2015, we incurred $5.8 million and $5.8 million, respectively, of interest expense related to $300 million of 7.50% senior unsecured notes due 2021 (the "2021 Notes") including amortization of debt issuance costs. For the nine months ended September 30, 2016 and 2015, we incurred $17.5 million and $17.5 million, respectively, of interest expense related to the 2021 Notes including amortization of debt issuance costs.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

9.	LONG-TERM DEBT, Continued

Senior unsecured notes due 2022
At September 30, 2016, we had outstanding $400 million of 5.625% senior unsecured notes due 2022 (the "2022 Notes"). For the three months ended September 30, 2016 and 2015, we incurred $5.9 million and $5.9 million, respectively, of interest expense related to the 2022 Notes including amortization of debt issuance costs. For the nine months ended September 30, 2016 and 2015, we incurred $17.7 million and $17.6 million, respectively, of interest expense related to the 2022 Notes including amortization of debt issuance costs.
Senior unsecured notes due 2023
At September 30, 2016, we had outstanding $350 million of 5.625% senior unsecured notes due 2023 (the “2023 Notes”), which were issued on May 14, 2015. For the three months ended September 30, 2016 and 2015, we incurred $5.2 million and $5.2 million, respectively, of interest expense related to the 2023 Notes including amortization of debt issuance costs and discount. For the nine months ended September 30, 2016 and 2015, we incurred $15.6 million and $7.9 million, respectively, of interest expense related to the 2023 Notes including amortization of debt issuance costs and discount.
Corporate revolving credit facility
On September 30, 2016, we amended and restated our corporate revolving credit facility, such that the borrowing capacity was increased to $1.0 billion and the maturity was extended to March 15, 2021. We capitalized $7.5 million of costs related to the credit facility in "other assets" in our condensed consolidated balance sheet. We may request an increase of borrowing capacity under the agreement up to $300 million.
The credit agreement includes the following financial performance covenants:

•	SemGroup’s leverage ratio may not exceed 5.50 to 1.00 as of the last day of any fiscal quarter;

•	SemGroup’s senior secured leverage ratio may not exceed 3.50 to 1.00 as of the last day of any fiscal quarter; and

•	SemGroup’s interest coverage ratio may not be less than 2.50 to 1.00 as of the last day of any fiscal quarter.
The corporate revolving credit facility is guaranteed by all of SemGroup’s material domestic subsidiaries and secured by a lien on substantially all of the property and assets of SemGroup and the other loan parties, subject to customary exceptions.
At September 30, 2016, we had no outstanding cash borrowings on our $1.0 billion revolving credit facility.
At September 30, 2016, we had outstanding letters of credit under the facility of $37.5 million, for which the rate in effect was 2.0%, and outstanding secured bi-lateral letters of credit of $11.0 million, for which the rate in effect was 1.75%. Secured bi-lateral letters of credit are external to the facility and do not reduce availability for borrowing on the credit facility.
We incurred interest expense related to the corporate revolving credit facility of $0.8 million and $0.8 million for the three months ended September 30, 2016 and 2015, respectively, including letters of credit and amortization of debt issuance costs. We incurred interest expense related to the corporate revolving credit facility of $3.4 million and $2.8 million for the nine months ended September 30, 2016 and 2015, respectively, including letters of credit and amortization of debt issuance costs.
Rose Rock revolving credit facility
At September 30, 2016, Rose Rock's revolving credit facility was terminated and $2.0 million of associated unamortized capitalized loan fees were written off to interest expense.
We incurred $3.8 million and $1.4 million of interest expense related to this facility during the three months ended September 30, 2016 and 2015, respectively, including letters of credit and amortization of debt issuance costs. We incurred $6.9 million and $5.6 million of interest expense related to this facility during the nine months ended September 30, 2016 and 2015, respectively, including letters of credit and amortization of debt issuance costs.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

9.	LONG-TERM DEBT, Continued

SemMexico revolving credit facility
At September 30, 2016, SemMexico had a $100 million Mexican pesos (U.S. $5.1 million at the September 30, 2016 exchange rate) revolving credit facility, which matures in May 2018. There were no outstanding borrowings on the facility at September 30, 2016. Borrowings are unsecured and bear interest at the bank prime rate in Mexico plus 1.50%.
At September 30, 2016, SemMexico had an outstanding letter of credit of $292.8 million Mexican pesos (U.S. $15.0 million at the September 30, 2016 exchange rate). The letter of credit was issued for a fee of 0.28%.
Capitalized interest
During the nine months ended September 30, 2016 and 2015, we capitalized interest of $2.0 million and $1.0 million, respectively.
Fair value
We estimate the fair value of the 2021 Notes, the 2022 Notes and the 2023 Notes to be $302 million, $367 million and $319 million, respectively, at September 30, 2016, based on unadjusted, transacted market prices near the measurement date, which are categorized as Level 2 measurements.

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
Claims reconciliation process
A large number of parties made claims against us for obligations alleged to have been incurred prior to our predecessor's bankruptcy filing. We have resolved or settled all of these outstanding claims and have made all required distributions. The Plan of Reorganization has therefore been fully administered. On November 7, 2014, SemGroup Corporation and the other reorganized debtors moved for a final decree from the bankruptcy court closing the debtors’ bankruptcy cases. The United States Bankruptcy Court for the District of Delaware granted the request and entered its Order Granting Motion of Remaining Debtors for Entry of Final Decree on December 18, 2014. Accordingly, the bankruptcy cases for SemCrude, L.P., Eaglwing, L.P., SemCanada II, L.P., SemCanada L.P., SemGas, L.P., SemGroup, L.P., SemMaterials, L.P., and SemStream, L.P. have been closed. As part of its decree, the Court retained jurisdiction over certain on-going adversary proceedings, but the debtors have estimated and paid the claims associated with these remaining adversaries, leaving the non-debtor parties to the adversaries to resolve their remaining claims amongst themselves. On January 2, 2015, Bettina M. Whyte, the duly appointed Trustee of the SemGroup Litigation Trust (the “Litigation Trustee”), filed a notice of appeal of the Bankruptcy Court’s December 18, 2014 order closing the aforementioned bankruptcy cases. However, the Bankruptcy Court’s order of final decree was effective upon entry, and the appeal does not stay the effect of the order. On September 30, 2016, the Litigation Trustee’s appeal to the United States District Court for the District of Delaware was dismissed by mutual agreement of the parties and the matter is now concluded.
Dimmit County, TX claims
An employee of Rose Rock Midstream Field Services, LLC was involved in a tractor trailer accident on January 15, 2015, in Dimmit County, Texas.  A second accident followed resulting in six fatalities and multiple injuries.  Multiple lawsuits involving claims of wrongful death and personal injury were filed in Zavala County and Dimmit County, Texas.  These lawsuits have been consolidated in the District Court, 293rd Judicial District, Zavala County, Texas, as cause number 15-01-13356-ZCV, Maribel Rodriguez and the Estate of David Rodriguez, et al., vs. Rose Rock Midstream Field

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

10.	COMMITMENTS AND CONTINGENCIES, Continued

Services, LLC, SemGroup Corporation, Rose Rock Midstream, L.P. and SemManagement, L.L.C., et al.  Confidential settlement agreements have been entered into with all plaintiffs and were approved by the court.  A motion for summary judgment on pending claims with one defendant/cross-plaintiff was granted. A defendant/counter-plaintiff filed a motion for a new trial which was denied. The judgments previously entered on the confidential settlement agreements will become final in the fourth quarter 2016 or first quarter 2017 if no further appeals are filed. We believe that any liability that may arise from this action will be within the limits covered by our insurance.  We will continue to defend our position, however we cannot predict the outcome.
Environmental
We may, from time to time, experience leaks of petroleum products from our facilities and, as a result of which, we may incur remediation obligations or property damage claims. In addition, we are subject to numerous environmental regulations. Failure to comply with these regulations could result in the assessment of fines or penalties by regulatory authorities.
The Kansas Department of Health and Environment ("the KDHE") initiated discussions during our bankruptcy proceeding regarding six of our sites in Kansas (five owned by Crude Transportation and one owned by SemGas) that KDHE believed, based on their historical use, may have had soil or groundwater contamination in excess of state standards. KDHE sought our agreement to undertake assessments of these sites to determine whether they are contaminated. We reached an agreement with KDHE on this matter and entered into a Consent Agreement and Final Order with KDHE to conduct environmental assessments on the sites and to pay KDHE’s costs associated with their oversight of this matter. We have conducted Phase II investigations at all sites. Four sites are in various stages of follow up investigation, remediation, monitoring, or closure under KDHE oversight.  The environmental work at these sites is being completed under consent orders between Rose Rock Midstream Crude, L.P. and the KDHE. Two of the remaining sites have limited impacts to shallow soil and groundwater and the groundwater is currently being monitored on a semi-annual basis until such time that closure can be granted by the KDHE.  No active remediation is anticipated for these two sites.  The final two sites have required additional investigation and soil and groundwater remediation may be necessary to achieve KDHE closure. We do not anticipate any penalties or fines for these historical sites.
We received a Notice of Probable Violation and Civil Penalty dated March 29, 2016, from the U.S. Department of Transportation (the “Notice”) for alleged violations of pipeline operation and maintenance regulations related to a 2014 crude oil release that occurred on our Blackwell to See pipeline segment located in Oklahoma.  This pipeline segment was idled in March 2016 when we initiated service on our new pipeline segment that transports Kansas crude volumes to our Cushing, Oklahoma terminal.  The Notice proposes a penalty of $600,200. We responded to the Notice in April 2016 with information that we believe warrants reduction of the amount of the proposed penalty.
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
Asset retirement obligations
We will be required to incur significant removal and restoration costs when we retire our natural gas gathering and processing facilities in Canada. At September 30, 2016, we have an asset retirement obligation liability of $18.5 million, which is included within other noncurrent liabilities on our condensed consolidated balance sheets. This amount was calculated using the $124.9 million cost we estimate we would incur to retire these facilities, discounted based on our risk-adjusted cost of borrowing and the estimated timing of remediation.
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
Purchase and sale commitments
We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We account for derivatives at fair value with the exception of commitments which have been designated as normal purchases and sales for which we do not record assets or liabilities related to these agreements until the product is purchased or sold. At September 30, 2016, such commitments included the following (in thousands):

	Volume (Barrels)	Value
Fixed price purchases	2,136	$95,172
Fixed price sales	3,042	$140,294
Floating price purchases	10,795	$507,895
Floating price sales	15,123	$666,430
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
Our SemGas segment has a take-or-pay contractual obligation related to the fractionation of natural gas liquids through June 2023. The approximate amount of future obligation is as follows (in thousands):

For year ending:
December 31, 2016	$2,975
December 31, 2017	11,938
December 31, 2018	10,060
December 31, 2019	9,121
December 31, 2020	8,451
Thereafter	15,941
Total expected future payments	$58,486
SemGas also enters into contracts under which we are responsible for marketing the majority of the gas and natural gas liquids produced by the counterparties to the agreements. The majority of SemGas’ revenues were generated from such contracts.
Our Crude Supply and Logistics segment has a take-or-pay obligation with our equity method investee, White Cliffs, for approximately 5,000 barrels per day of space on White Cliffs' pipeline. The agreement became effective in October 2015 and has a term of 5 years. Annual payments to White Cliffs under the agreement are expected to be $9.4 million.

11.	EQUITY
Unaudited condensed consolidated statement of changes in owners’ equity
The following table shows the changes in our consolidated owners’ equity accounts from December 31, 2015 to September 30, 2016 (in thousands):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

11.	EQUITY, Continued

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Owners’ Equity
Balance at December 31, 2015	$439	$1,217,255	$(5,593)	$(38,012)	$(58,562)	$80,829	$1,196,356
Net income (loss)	—	—	—	(14,624)	—	11,167	(3,457)
Other comprehensive loss, net of income taxes	—	—	—	—	(4,569)	—	(4,569)
Issuance of common shares	86	228,460	—	—	—	—	228,546
Acquisition of Rose Rock's noncontrolling interest	133	199,112	—	—	—	(61,122)	138,123
Distributions to noncontrolling interests	—	—	—	—	—	(32,133)	(32,133)
Dividends paid	—	(63,338)	—	—	—	—	(63,338)
Unvested dividend equivalent rights	—	626	—	—	—	66	692
Non-cash equity compensation	—	5,627	—	—	—	1,193	6,820
Issuance of common stock under compensation plans	1	1,236	—	—	—	—	1,237
Repurchase of common stock	—	—	(945)	—	—	—	(945)
Balance at September 30, 2016	$659	$1,588,978	$(6,538)	$(52,636)	$(63,131)	$—	$1,467,332
Accumulated other comprehensive loss
The following table presents the changes in the components of accumulated other comprehensive loss from December 31, 2015 to September 30, 2016 (in thousands):

	Currency Translation	Employee Benefit Plans	Total
Balance at December 31, 2015	$(57,201)	$(1,361)	$(58,562)
Currency translation adjustment, net of income tax benefit of $2,712	(4,449)	—	(4,449)
Changes related to benefit plans, net of income tax benefit of $40	—	(120)	(120)
Balance at September 30, 2016	$(61,650)	$(1,481)	$(63,131)
There were no significant items reclassified out of accumulated other comprehensive loss to net income for the three months and nine months ended September 30, 2016.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

11.	EQUITY, Continued

Equity issuances
On June 22, 2016, we issued and sold 8,625,000 shares of our Class A common stock, valued at $27.00 per share, to the public for proceeds of $228.5 million, net of underwriting fees and other offering costs of $4.3 million. Proceeds were used to repay borrowings on our revolving credit facility and will be used for future capital expenditures and general corporate purposes.
On September 30, 2016, we completed the Merger with Rose Rock. We issued 13.1 million common shares in exchange for the outstanding common limited partner units of Rose Rock which we did not already own. In addition, we recorded a reduction to our deferred tax liabilities and offsetting increase to additional paid-in capital of $144.0 million associated with the transaction. This non-cash adjustment represents the deferred tax impact of the difference between the book value of the noncontrolling interest acquired and the tax basis which is stepped-up to the fair market value of the consideration which includes the common shares issued and the assumption of liabilities associated with the noncontrolling interest. See Note 2 for further information on the Merger.
During the nine months ended September 30, 2016, 46,836 shares under the Employee Stock Purchase Plan and 161,518 shares related to our equity based compensation awards vested.
Equity-based compensation
At September 30, 2016, there were 919,069 unvested shares that have been granted under our director and employee compensation programs. The par value of these shares is not reflected in common stock on the condensed consolidated balance sheets, as these shares have not yet vested. For certain of the awards, the number of shares that will vest is contingent upon our achievement of certain specified targets. If we meet the specified maximum targets, approximately 405,000 additional shares could vest.
The holders of certain restricted stock awards are entitled to equivalent dividends (“UDs”) to be received upon vesting of the related restricted stock awards and will be settled in cash. At September 30, 2016, the value of the UDs to be settled in cash related to unvested restricted stock awards was approximately $428 thousand.
During the nine months ended September 30, 2016, we granted 678,773 restricted stock awards with a weighted average grant date fair value of $18.20 per award. Included in the awards granted for the nine months ended September 30, 2016, is 128,585 restricted stock awards granted in exchange for Rose Rock equity based awards which were canceled as part of the Merger. Incremental compensation expense was not significant. Accrued unvested unit distribution rights associated with unvested Rose Rock restricted unit awards carried over the the restricted stock awards issued in the exchange.
Dividends
The following table sets forth the quarterly dividends per share declared and/or paid to shareholders for the periods indicated:

Quarter Ending	Dividend Per Share	Date of Record	Date Paid
March 31, 2015	$0.34	March 9, 2015	March 20, 2015
June 30, 2015	$0.38	May 18, 2015	May 29, 2015
September 30, 2015	$0.42	August 17, 2015	August 25, 2015
December 31, 2015	$0.45	November 16, 2015	November 24, 2015
March 31, 2016	$0.45	March 7, 2016	March 17, 2016
June 30, 2016	$0.45	May 16, 2016	May 26, 2016
September 30, 2016	$0.45	August 15, 2016	August 25, 2016
December 31, 2016	$0.45	November 18, 2016	November 28, 2016

12.	EARNINGS PER SHARE
Earnings per share is calculated based on income from continuing and discontinued operations less any income attributable to noncontrolling interests. Income attributable to noncontrolling interests represents third-party limited

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

12.	EARNINGS PER SHARE, Continued

partner unitholders' interests in the earnings of our consolidated subsidiary, Rose Rock, prior to completion of the Merger.  Rose Rock allocated net income to its limited partners based on the distributions pertaining to the current period's available cash as defined by Rose Rock's partnership agreement. After adjusting for the appropriate period's distributions, the remaining undistributed earnings or excess distributions over earnings, if any, were allocated to Rose Rock's general partner, limited partners and participating securities in accordance with the contractual terms of Rose Rock's partnership agreement and as further prescribed under the two-class method. Incentive distribution rights did not participate in undistributed earnings. Subsequent to the Merger, there will no longer be a noncontrolling interest.
Basic earnings per share is calculated based on the weighted average shares outstanding during the period. Diluted earnings per share includes the dilutive effect of unvested equity compensation awards.
The following summarizes the calculation of basic earnings per share for the three months and nine months ended September 30, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Continuing Operations	Discontinued Operations	Net	Continuing Operations	Discontinued Operations	Net
Income (loss)	$(7,140)	$—	$(7,140)	$9,581	$(1)	$9,580
less: Income attributable to noncontrolling interests	225	—	225	4,707	—	4,707
Income (loss) attributable to SemGroup	$(7,365)	$—	$(7,365)	$4,874	$(1)	$4,873
Weighted average common stock outstanding	52,642	52,642	52,642	43,808	43,808	43,808
Basic earnings (loss) per share	$(0.14)	$—	$(0.14)	$0.11	$—	$0.11

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Continuing Operations	Discontinued Operations	Net	Continuing Operations	Discontinued Operations	Net
Income (loss)	$(3,456)	$(1)	$(3,457)	$43,792	$(3)	$43,789
less: Income attributable to noncontrolling interests	11,167	—	11,167	14,153	—	14,153
Income (loss) attributable to SemGroup	$(14,623)	$(1)	$(14,624)	$29,639	$(3)	$29,636
Weighted average common stock outstanding	47,269	47,269	47,269	43,775	43,775	43,775
Basic earnings (loss) per share	$(0.31)	$—	$(0.31)	$0.68	$—	$0.68

The following summarizes the calculation of diluted earnings per share for the three months and nine months ended September 30, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Continuing Operations	Discontinued Operations	Net	Continuing Operations	Discontinued Operations	Net
Income (loss)	$(7,140)	$—	$(7,140)	$9,581	$(1)	$9,580
less: Income attributable to noncontrolling interests	225	—	225	4,707	—	4,707
Income (loss) attributable to SemGroup	$(7,365)	$—	$(7,365)	$4,874	$(1)	$4,873
Weighted average common stock outstanding	52,642	52,642	52,642	43,808	43,808	43,808
Effect of dilutive securities	—	—	—	163	163	163
Diluted weighted average common stock outstanding	52,642	52,642	52,642	43,971	43,971	43,971
Diluted earnings (loss) per share	$(0.14)	$—	$(0.14)	$0.11	$—	$0.11

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

12.	EARNINGS PER SHARE, Continued

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Continuing Operations	Discontinued Operations	Net	Continuing Operations	Discontinued Operations	Net
Income (loss)	$(3,456)	$(1)	$(3,457)	$43,792	$(3)	$43,789
less: Income attributable to noncontrolling interests	11,167	—	11,167	14,153	—	14,153
Income (loss) attributable to SemGroup	$(14,623)	$(1)	$(14,624)	$29,639	$(3)	$29,636
Weighted average common stock outstanding	47,269	47,269	47,269	43,775	43,775	43,775
Effect of dilutive securities	—	—	—	194	194	194
Diluted weighted average common stock outstanding	47,269	47,269	47,269	43,969	43,969	43,969
Diluted earnings (loss) per share	$(0.31)	$—	$(0.31)	$0.67	$—	$0.67

For the three and nine months ended September 30, 2016, we experienced a net loss attributable to SemGroup, as such the unvested equity compensation awards would have been antidilutive and, therefore, were not included in the computation of diluted earnings per share.

13.	SUPPLEMENTAL CASH FLOW INFORMATION
The following table summarizes the changes in the components of operating assets and liabilities shown on our condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2016	2015
Decrease (increase) in restricted cash	$32	$6,798
Decrease (increase) in accounts receivable	(4,245)	8,179
Decrease (increase) in receivable from affiliates	1,372	8,986
Decrease (increase) in inventories	(14,397)	(23,256)
Decrease (increase) in derivatives and margin deposits	(6,011)	3,159
Decrease (increase) in other current assets	2,402	(1,807)
Decrease (increase) in other assets	63	1,818
Increase (decrease) in accounts payable and accrued liabilities	22,138	1,259
Increase (decrease) in payable to affiliates	758	(2,310)
Increase (decrease) in payables to pre-petition creditors	—	(3,836)
Increase (decrease) in other noncurrent liabilities	(1,311)	(1,336)
	$801	$(2,346)

Other supplemental disclosures
In connection with our acquisition of the noncontrolling interest in Rose Rock, as discussed in Note 2, we recorded a reduction to our deferred tax liabilities and offsetting increase to additional paid-in capital of $144.0 million associated with the transaction. This non-cash adjustment represents the deferred tax impact of the difference between the book value of the noncontrolling interest acquired and the tax basis which is stepped-up to the fair market value of the consideration which included the common shares issued and the assumption of liabilities associated with the noncontrolling interest.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

13.	SUPPLEMENTAL CASH FLOW INFORMATION, Continued

We paid cash interest of $50.1 million and $40.5 million for the nine months ended September 30, 2016 and 2015, respectively.
We received cash refunds for income taxes, net of payments of $0.5 million and paid cash income taxes, net of refunds of $6.3 million for the nine months ended September 30, 2016 and 2015, respectively.
We incurred liabilities for construction work in process that had not been paid of $16.8 million and $7.3 million as of September 30, 2016 and 2015, respectively. Such amounts are not included in capital expenditures on the consolidated statements of cash flows.
We financed prepayments of insurance premiums of $4.0 million and $4.6 million for the nine months ended September 30, 2016 and 2015, respectively.

14.	RELATED PARTY TRANSACTIONS
NGL Energy
As described in Note 3, we own a general partner interest in NGL Energy which is accounted for as an equity method investment.
During the three months and nine months ended September 30, 2016 and 2015, we generated the following transactions with NGL Energy and its subsidiaries (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$12,291	$19,540	$29,123	$139,456
Purchases	$13,849	$15,994	$27,045	$126,255
Reimbursements from NGL Energy for services	$—	$—	$—	$56
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
White Cliffs
During the three months ended September 30, 2016 and 2015, we generated storage revenue from White Cliffs of approximately $1.1 million and $1.1 million, respectively. During the nine months ended September 30, 2016 and 2015, we generated storage revenue from White Cliffs of approximately $3.3 million and $3.2 million, respectively. We incurred $2.7 million and $0.8 million of cost for the three months ended September 30, 2016 and 2015, respectively, related to transportation fees for shipments on White Cliffs. We incurred $7.9 million and $2.6 million of cost for the nine months ended September 30, 2016 and 2015, respectively, related to transportation fees for shipments on White Cliffs. We received $0.1 million and $0.1 million in management fees from White Cliffs for the three months ended September 30, 2016 and 2015, respectively. We received $0.3 million and $0.3 million in management fees from White Cliffs for the nine months ended September 30, 2016 and 2015, respectively. During the three months and nine months ended September 30, 2016, we purchased $12.1 million and $15.6 million, respectively, of crude oil from White Cliffs. There were no product purchases from White Cliffs in the prior year. During the three months and nine months ended September 30, 2016, we sold $11.9 million and $11.9 million, respectively, of crude oil to White Cliffs. There were no product sales to White Cliffs in the prior year.
Glass Mountain
We incurred $1.9 million and $0.5 million of cost for the three months ended September 30, 2016 and 2015, respectively, related to transportation fees for shipments on Glass Mountain's pipeline. We incurred $5.6 million and $1.7 million of cost for the nine months ended September 30, 2016 and 2015, respectively, related to transportation fees for shipments on the Glass Mountain Pipeline. We received $0.2 million and $0.2 million in fees from Glass Mountain for the three

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
14.     RELATED PARTY TRANSACTIONS, Continued

months ended September 30, 2016 and 2015, respectively, related to support and administrative services associated with pipeline operations. We received $0.6 million and $0.6 million in fees from Glass Mountain for the nine months ended September 30, 2016 and 2015, respectively, related to support and administrative services associated with pipeline operations. We made purchases of crude oil of $0.6 million during the three months ended September 30, 2015. There were no purchases of crude oil from Glass Mountain during the three months ended September 30, 2016. We made purchases of crude oil of $0.4 million and $1.5 million from Glass Mountain during the nine months ended September 30, 2016 and 2015, respectively.
Legal services
The law firm of Conner & Winters, LLP, of which Mark D. Berman is a partner, performs legal services for us. Mr. Berman is the spouse of Candice L. Cheeseman, Vice President and General Counsel. Mr. Berman does not perform any legal services for us. SemGroup paid $0.3 million and $0.3 million in legal fees and related expenses to this law firm during the three months ended September 30, 2016 and 2015, respectively (no fees were paid by White Cliffs during the three months ended September 30, 2016 and 2015). SemGroup paid $0.7 million and $1.1 million in legal fees and related expenses to this law firm during the nine months ended September 30, 2016 and 2015, respectively (of which $1.6 thousand and $3.4 thousand were paid by White Cliffs during the nine months ended September 30, 2016 and 2015, respectively).

15.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS

Our senior unsecured notes are guaranteed by certain of our subsidiaries as follows: Rose Rock Finance Corporation, Rose Rock Midstream Operating, LLC, Rose Rock Midstream Energy GP, LLC, Rose Rock Midstream Crude, L.P., Rose Rock Midstream Field Services, LLC, SemGas, L.P., SemMaterials, L.P., SemGroup Europe Holding, L.L.C., SemOperating G.P., L.L.C., SemMexico, L.L.C., SemDevelopment, L.L.C., Mid-America Midstream Gas Services, L.L.C., SemCrude Pipeline, L.L.C., Wattenberg Holding, LLC and Glass Mountain Holding, LLC (collectively, the "Guarantors").
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
Subsequent to the Merger as described in Note 2, SemGroup assumed the obligations of Rose Rock under Rose Rock's senior unsecured notes. Supplemental indentures were entered into with respect to the previously existing SemGroup senior unsecured notes and the senior unsecured notes assumed from Rose Rock to include the Guarantors as listed above to the extent the entity was not already a Guarantor. Prior period comparative information has been recast to reflect the addition of Rose Rock subsidiaries as Guarantors.
Unaudited condensed consolidating financial statements for the Parent, the Guarantors and non-guarantors as of September 30, 2016 and December 31, 2015, and for the three months and nine months ended September 30, 2016 and 2015, are presented on an equity method basis in the tables below (in thousands).
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

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Balance Sheets

	September 30, 2016
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$98,435	$—	$67,345	$(2,032)	$163,748
Accounts receivable, net	691	277,944	56,621	—	335,256
Receivable from affiliates	1,947	4,361	2,968	(4,734)	4,542
Inventories	—	76,935	6,538	—	83,473
Other current assets	8,944	13,668	2,853	—	25,465
Total current assets	110,017	372,908	136,325	(6,766)	612,484
Property, plant and equipment, net	5,066	969,311	721,633	—	1,696,010
Equity method investments	2,368,606	853,042	—	(2,783,454)	438,194
Goodwill	—	26,628	7,847	—	34,475
Other intangible assets, net	16	152,189	1,591	—	153,796
Other noncurrent assets	48,408	1,883	1,282	—	51,573
Total assets	$2,532,113	$2,375,961	$868,678	$(2,790,220)	$2,986,532
LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$215	$270,095	$23,857	$—	$294,167
Payable to affiliates	199	10,326	—	(4,734)	5,791
Accrued liabilities	29,566	23,758	45,018	5	98,347
Other current liabilities	783	9,600	7,079	—	17,462
Total current liabilities	30,763	313,779	75,954	(4,729)	415,767
Long-term debt, net	1,030,108	6,463	16,500	(22,931)	1,030,140
Deferred income taxes	1,670	—	47,691	—	49,361
Other noncurrent liabilities	2,240	—	21,692	—	23,932
Commitments and contingencies
Owners’ equity excluding noncontrolling interests in consolidated subsidiaries	1,467,332	2,055,719	706,841	(2,762,560)	1,467,332
Total owners’ equity	1,467,332	2,055,719	706,841	(2,762,560)	1,467,332
Total liabilities and owners’ equity	$2,532,113	$2,375,961	$868,678	$(2,790,220)	$2,986,532

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	December 31, 2015
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$4,559	$9,058	$46,043	$(1,564)	$58,096
Restricted cash	—	—	32	—	32
Accounts receivable, net	640	260,621	65,452	—	326,713
Receivable from affiliates	1,616	7,063	5,430	(8,195)	5,914
Inventories	—	59,073	11,166	—	70,239
Other current assets	8,477	5,243	5,667	—	19,387
Total current assets	15,292	341,058	133,790	(9,759)	480,381
Property, plant and equipment, net	4,335	978,224	584,262	—	1,566,821
Equity method investments	1,546,853	770,742	—	(1,766,517)	551,078
Goodwill	—	39,680	8,352	—	48,032
Other intangible assets, net	20	159,750	2,453	—	162,223
Other noncurrent assets	39,358	4,775	1,241	—	45,374
Total assets	$1,605,858	$2,294,229	$730,098	$(1,776,276)	$2,853,909
LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$734	$254,785	$18,147	$—	$273,666
Payable to affiliates	78	13,151	—	(8,196)	5,033
Accrued liabilities	5,551	33,199	46,293	4	85,047
Other current liabilities	569	4,246	8,466	—	13,281
Total current liabilities	6,932	305,381	72,906	(8,192)	377,027
Long-term debt, net	325,460	739,696	16,500	(23,840)	1,057,816
Deferred income taxes	155,411	—	45,542	—	200,953
Other noncurrent liabilities	2,528	—	19,229	—	21,757
Commitments and contingencies
Owners’ equity excluding noncontrolling interests in consolidated subsidiaries	1,115,527	1,168,323	575,921	(1,744,244)	1,115,527
Noncontrolling interests in consolidated subsidiaries	—	80,829	—	—	80,829
Total owners’ equity	1,115,527	1,249,152	575,921	(1,744,244)	1,196,356
Total liabilities and owners’ equity	$1,605,858	$2,294,229	$730,098	$(1,776,276)	$2,853,909

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Statements of Operations

	Three Months Ended September 30, 2016
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$209,835	$36,085	$—	$245,920
Service	—	39,398	26,676	—	66,074
Other	—	—	15,770	—	15,770
Total revenues	—	249,233	78,531	—	327,764
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	188,329	30,174	—	218,503
Operating	—	29,212	23,424	—	52,636
General and administrative	4,577	9,558	6,448	—	20,583
Depreciation and amortization	439	17,375	7,098	—	24,912
Loss on disposal or impairment of long-lived assets, net	—	1,018	—	—	1,018
Total expenses	5,016	245,492	67,144	—	317,652
Earnings from equity method investments	6,027	19,658	—	(9,840)	15,845
Operating income	1,011	23,399	11,387	(9,840)	25,957
Other expenses (income), net:
Interest expense (income)	(1,231)	23,060	(558)	(239)	21,032
Foreign currency transaction loss (gain)	—	(18)	677	—	659
Other expense (income), net	(372)	63	(422)	239	(492)
Total other expense (income), net	(1,603)	23,105	(303)	—	21,199
Income (loss) from continuing operations before income taxes	2,614	294	11,690	(9,840)	4,758
Income tax expense	9,979	—	1,919	—	11,898
Net income (loss)	(7,365)	294	9,771	(9,840)	(7,140)
Less: net income attributable to noncontrolling interests	—	225	—	—	225
Net income (loss) attributable to SemGroup	$(7,365)	$69	$9,771	$(9,840)	$(7,365)
Net income (loss)	$(7,365)	$294	$9,771	$(9,840)	$(7,140)
Other comprehensive income (loss), net of income taxes	3,711	208	(10,970)	—	(7,051)
Comprehensive income (loss)	(3,654)	502	(1,199)	(9,840)	(14,191)
Less: comprehensive income attributable to noncontrolling interests	—	225	—	—	225
Comprehensive income (loss) attributable to SemGroup	$(3,654)	$277	$(1,199)	$(9,840)	$(14,416)

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Three Months Ended September 30, 2015
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$256,848	$56,503	$—	$313,351
Service	—	47,383	16,708	—	64,091
Other	—	—	19,623	—	19,623
Total revenues	—	304,231	92,834	—	397,065
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	230,464	44,175	—	274,639
Operating	—	27,561	25,706	—	53,267
General and administrative	4,730	6,715	11,600	—	23,045
Depreciation and amortization	423	19,096	6,503	—	26,022
Loss (gain) on disposal or impairment of long-lived assets, net	—	62	(1,013)	—	(951)
Total expenses	5,153	283,898	86,971	—	376,022
Earnings from equity method investments	15,416	8,603	—	(7,782)	16,237
Gain on issuance of common units by equity method investee	136	—	—	—	136
Operating income	10,399	28,936	5,863	(7,782)	37,416
Other expenses (income), net:
Interest expense (income)	185	19,706	(493)	(228)	19,170
Foreign currency transaction gain	—	—	(385)	—	(385)
Other income, net	(246)	(9)	(929)	228	(956)
Total other expense (income), net	(61)	19,697	(1,807)	—	17,829
Income from continuing operations before income taxes	10,460	9,239	7,670	(7,782)	19,587
Income tax expense	5,587	—	4,419	—	10,006
Income from continuing operations	4,873	9,239	3,251	(7,782)	9,581
Loss from discontinued operations, net of income taxes	—	—	(1)	—	(1)
Net income	4,873	9,239	3,250	(7,782)	9,580
Less: net income attributable to noncontrolling interests	—	4,707	—	—	4,707
Net income attributable to SemGroup	$4,873	$4,532	$3,250	$(7,782)	$4,873
Net income	$4,873	$9,239	$3,250	$(7,782)	$9,580
Other comprehensive income (loss), net of income taxes	7,055	251	(27,516)	—	(20,210)
Comprehensive income (loss)	11,928	9,490	(24,266)	(7,782)	(10,630)
Less: comprehensive income attributable to noncontrolling interests	—	4,707	—	—	4,707
Comprehensive income (loss) attributable to SemGroup	$11,928	$4,783	$(24,266)	$(7,782)	$(15,337)

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Nine Months Ended September 30, 2016
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$597,638	$95,304	$—	$692,942
Service	—	116,410	75,937	—	192,347
Other	—	—	44,703	—	44,703
Total revenues	—	714,048	215,944	—	929,992
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	514,996	77,296	—	592,292
Operating	—	87,232	70,305	—	157,537
General and administrative	15,230	24,512	22,677	—	62,419
Depreciation and amortization	1,212	51,522	21,273	—	74,007
Loss (gain) on disposal of long-lived assets, net	—	16,077	(67)	—	16,010
Total expenses	16,442	694,339	191,484	—	902,265
Earnings from equity method investments	19,173	60,341	—	(23,520)	55,994
Loss on issuance of common units by equity method investee	(41)	—	—	—	(41)
Operating income	2,690	80,050	24,460	(23,520)	83,680
Other expenses (income), net:
Interest expense (income)	(2,744)	64,267	(1,969)	(712)	58,842
Foreign currency transaction loss (gain)	—	(18)	3,689	—	3,671
Loss on sale or impairment of equity method investment	30,644	—	—	—	30,644
Other expense (income), net	(859)	63	(1,086)	712	(1,170)
Total other expenses, net	27,041	64,312	634	—	91,987
Income (loss) from continuing operations before income taxes	(24,351)	15,738	23,826	(23,520)	(8,307)
Income tax expense (benefit)	(9,727)	—	4,876	—	(4,851)
Income (loss) from continuing operations	(14,624)	15,738	18,950	(23,520)	(3,456)
Loss from discontinued operations, net of income taxes	—	—	(1)	—	(1)
Net income (loss)	(14,624)	15,738	18,949	(23,520)	(3,457)
Less: net income attributable to noncontrolling interests	—	11,167	—	—	11,167
Net income (loss) attributable to SemGroup	$(14,624)	$4,571	$18,949	$(23,520)	$(14,624)
Net income (loss)	$(14,624)	$15,738	$18,949	$(23,520)	$(3,457)
Other comprehensive income (loss), net of income taxes	1,725	909	(7,203)	—	(4,569)
Comprehensive income (loss)	(12,899)	16,647	11,746	(23,520)	(8,026)
Less: comprehensive income attributable to noncontrolling interests	—	11,167	—	—	11,167
Comprehensive income (loss) attributable to SemGroup	$(12,899)	$5,480	$11,746	$(23,520)	$(19,193)

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Nine Months September 30, 2015
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$645,869	$176,349	$—	$822,218
Service	—	142,772	49,800	—	192,572
Other	—	—	57,811	—	57,811
Total revenues	—	788,641	283,960	—	1,072,601
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	571,000	139,869	—	710,869
Operating	—	88,974	78,183	—	167,157
General and administrative	26,958	23,371	27,943	—	78,272
Depreciation and amortization	1,046	54,135	19,249	—	74,430
Loss on disposal of long-lived assets, net	—	299	1,180	—	1,479
Total expenses	28,004	737,779	266,424	—	1,032,207
Earnings from equity method investments	58,804	58,592	—	(56,697)	60,699
Gain on issuance of common units by equity method investee	6,033	—	—	—	6,033
Operating income	36,833	109,454	17,536	(56,697)	107,126
Other expenses (income), net:
Interest expense	2,388	49,560	362	(1,727)	50,583
Foreign currency transaction gain	(5)	—	(1,194)	—	(1,199)
Gain on sale of equity method investment	(14,517)	—	—	—	(14,517)
Other income, net	(1,816)	(14)	(1,039)	1,727	(1,142)
Total other expenses (income), net	(13,950)	49,546	(1,871)	—	33,725
Income from continuing operations before income taxes	50,783	59,908	19,407	(56,697)	73,401
Income tax expense	21,147	—	8,462	—	29,609
Income from continuing operations	29,636	59,908	10,945	(56,697)	43,792
Loss from discontinued operations, net of income taxes	—	(1)	(2)	—	(3)
Net income	29,636	59,907	10,943	(56,697)	43,789
Less: net income attributable to noncontrolling interests	—	14,153	—	—	14,153
Net income attributable to SemGroup	$29,636	$45,754	$10,943	$(56,697)	$29,636
Net income	29,636	59,907	10,943	(56,697)	43,789
Other comprehensive income (loss), net of income taxes	13,355	251	(37,356)	—	(23,750)
Comprehensive income (loss)	42,991	60,158	(26,413)	(56,697)	20,039
Less: comprehensive income attributable to noncontrolling interests	—	14,153	—	—	14,153
Comprehensive income (loss) attributable to SemGroup	$42,991	$46,005	$(26,413)	$(56,697)	$5,886

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Statements of Cash Flows

	Nine Months Ended September 30, 2016
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$49,621	$52,620	$58,883	$(25,757)	$135,367
Cash flows from investing activities:
Capital expenditures	(1,939)	(40,610)	(156,490)	—	(199,039)
Proceeds from sale of long-lived assets	—	—	98	—	98
Contributions to equity method investments	—	(3,756)	—	—	(3,756)
Proceeds from sale of common units of equity method investee	60,483	—	—	—	60,483
Distributions in excess of equity in earnings of affiliates	33,065	22,792	—	(33,065)	22,792
Net cash provided by (used in) investing activities	91,609	(21,574)	(156,392)	(33,065)	(119,422)
Cash flows from financing activities:
Debt issuance costs	(7,459)	—	—	—	(7,459)
Borrowings on credit facilities	118,000	244,500	—	—	362,500
Principal payments on credit facilities and other obligations	(149,469)	(244,525)	—	—	(393,994)
Proceeds from issuance of common shares, net of offering costs	223,739	—	—	—	223,739
Distributions to noncontrolling interests	—	(32,133)	—	—	(32,133)
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(945)	—	—	—	(945)
Dividends paid	(63,338)	—	—	—	(63,338)
Proceeds from issuance of common stock under employee stock purchase plan	774	—	—	—	774
Intercompany borrowings (advances), net	(168,656)	(7,964)	118,266	58,354	—
Net cash provided by (used in) financing activities	(47,354)	(40,122)	118,266	58,354	89,144
Effect of exchange rate changes on cash and cash equivalents	—	18	545	—	563
Change in cash and cash equivalents	93,876	(9,058)	21,302	(468)	105,652
Cash and cash equivalents at beginning of period	4,559	9,058	46,043	(1,564)	58,096
Cash and cash equivalents at end of period	$98,435	$—	$67,345	$(2,032)	$163,748

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Nine Months Ended September 30, 2015
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$38,781	$81,479	$50,732	$(33,943)	$137,049
Cash flows from investing activities:
Capital expenditures	(1,658)	(153,333)	(197,825)	—	(352,816)
Proceeds from sale of long-lived assets	—	205	2,332	—	2,537
Proceeds from the sale of Wattenberg Holding, LLC and Glass Mountain Holding, LLC to Rose Rock Midstream L.P.	251,181	—	—	(251,181)	—
Contributions to equity method investments	—	(34,059)	—	—	(34,059)
Proceeds from sale of common units of equity method investee	56,318	—	—	—	56,318
Distributions in excess of equity in earnings of affiliates	18,981	19,564	—	(18,981)	19,564
Net cash provided by (used in) investing activities	324,822	(167,623)	(195,493)	(270,162)	(308,456)
Cash flows from financing activities:
Debt issuance costs	(601)	(5,688)	—	—	(6,289)
Borrowings on credit facilities and issuance of senior secured notes, net of discount	126,000	676,208	—	—	802,208
Principal payments on credit facilities and other obligations	(161,000)	(364,037)	—	—	(525,037)
Proceeds from issuance of Rose Rock Midstream, L.P. common units, net of offering costs	—	89,119	—	—	89,119
Distributions to noncontrolling interests	—	(29,780)	—	—	(29,780)
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(4,259)	—	—	—	(4,259)
Dividends paid	(49,836)	—	—	—	(49,836)
Proceeds from issuance of common stock under employee stock purchase plan	909	—	—	—	909
Intercompany borrowing (advances), net	(243,120)	(239,292)	177,791	304,621	—
Net cash provided by (used in) financing activities	(331,907)	126,530	177,791	304,621	277,035
Effect of exchange rate changes on cash and cash equivalents	—	—	(233)	—	(233)
Change in cash and cash equivalents	31,696	40,386	32,797	516	105,395
Cash and cash equivalents at beginning of period	9,254	3,624	31,821	(4,101)	40,598
Cash and cash equivalents at end of period	$40,950	$44,010	$64,618	$(3,585)	$145,993

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
At September 30, 2016, our segments owned the following:

•	Crude Transportation operates crude oil pipelines and truck transportation businesses in the U.S. Crude Transportation’s assets include:

•
a 410-mile crude oil gathering and transportation pipeline system with over 630,000 barrels of associated storage capacity in Kansas and northern Oklahoma that is connected to several third-party pipelines and refineries;

•
the Wattenberg Oil Trunkline ("WOT"), a 75-mile, 12-inch diameter crude oil gathering pipeline system that transports crude oil from production facilities in the DJ Basin to the pipeline owned by White Cliffs Pipeline, L.L.C. ("White Cliffs"). The WOT also has 360,000 barrels of operational storage;

•	a 16-mile crude oil pipeline that connects our Platteville, Colorado crude oil terminal to the Tampa, Colorado crude oil market;

•	a crude oil trucking fleet of over 250 transport trucks and 250 trailers;

•
Maurepas Pipeline, a project underway to build three pipelines to service refineries in the Gulf Coast region (the "Maurepas Pipeline"), which is expected to be completed in the second quarter of 2017;

•
a 51% ownership interest in White Cliffs, which owns a 527-mile pipeline, consisting of two 12-inch common carrier, crude oil pipelines, that transports crude oil from Platteville, Colorado to Cushing, Oklahoma (the "White Cliffs Pipeline"); and

•	a 50% ownership interest in Glass Mountain Pipeline, LLC ("Glass Mountain"), which owns a 215-mile crude oil pipeline in western and north central Oklahoma (the "Glass Mountain Pipeline").

•	Crude Facilities operates crude oil storage and terminal businesses in the U.S. Crude Facilities assets include:

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

Outlook and Recent Developments

We expect commodity prices to remain challenged and costs of capital to remain sharply higher throughout 2016 as compared to 2015. Fee-based and take-or-pay arrangements are a significant component of our portfolio, which serve to somewhat reduce the influence of commodity price fluctuations on our operating results and cash flows. However, producer activities are being impacted by lower energy commodity prices which have reduced our volumes. The credit profiles and financial prospects of certain of our producer customers have been challenged by the current market conditions, which ultimately may result in further reductions of our volumes, or in re-negotiation of certain contractual provisions affecting our revenues. Such reductions as well as further or prolonged declines in energy commodity prices may result in non-cash impairments of our assets.
In that regard, in the fourth quarter we expect to finalize a contract renegotiation with a customer that would provide for a one-time incentive payment to ensure continued production of gas into one of our Canadian facilities.  The amended contract is also expected to provide certain claw-back provisions that, depending on production levels in future periods, would allow for the future recoupment of a portion of the incentive payment.
Certain of our producer customers operating in Oklahoma have chosen to adjust plans for production following the release of the Oklahoma Corporation Commission's Regional Earthquake Response Plan (the "OCC Plan") which curtails the amount of volume that can be injected into disposal wells.
On May 1, 2016, Midstates Petroleum Company, Inc. and Midstates Petroleum Company LLC (together, “Midstates”), a customer of our SemGas segment, announced that they filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code.  While in bankruptcy, Midstates filed a First Amended Joint Chapter 11 Plan of Reorganization (“Plan of Reorganization”), which was confirmed by the bankruptcy court on September 28, 2016, and effective October 21, 2016. In the Plan of Reorganization, Midstates assumed its contracts with SemGas. As a result, we do not currently expect this event to have a material impact on our financial condition or future results of operations.
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
In October, SemCAMS announced an agreement that will include the processing of up to 120 MMcf/d of sour gas at a new 200 MMcf/d gas plant the company will construct in the Wapiti area of the Montney play in Alberta. The agreement is underpinned by 80% take-or-pay terms for a period of 15 years. Construction on the project is expected to begin in the second quarter of 2017, and the estimated total project cost is approximately $300 million to $350 million Canadian dollars.
In the fourth quarter of 2016, we began an evaluation of strategic alternatives related to certain assets in our Crude Transportation segment.  The outcome of such review may result in a material non-cash impairment.
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

Results of Operations
Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Revenue	$327,764	$397,065	$929,992	$1,072,601
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	218,503	274,639	592,292	710,869
Operating	52,636	53,267	157,537	167,157
General and administrative	20,583	23,045	62,419	78,272
Depreciation and amortization	24,912	26,022	74,007	74,430
Loss (gain) on disposal or impairment, net	1,018	(951)	16,010	1,479
Total expenses	317,652	376,022	902,265	1,032,207
Earnings from equity method investments	15,845	16,237	55,994	60,699
Gain (loss) on issuance of common units by equity method investee	—	136	(41)	6,033
Operating income	25,957	37,416	83,680	107,126
Other expenses (income), net:
Interest expense	21,032	19,170	58,842	50,583
Foreign currency transaction loss (gain)	659	(385)	3,671	(1,199)
Loss (gain) on sale or impairment of equity method investment	—	—	30,644	(14,517)
Other income, net	(492)	(956)	(1,170)	(1,142)
Total other expenses, net	21,199	17,829	91,987	33,725
Income (loss) from continuing operations before income taxes	4,758	19,587	(8,307)	73,401
Income tax expense (benefit)	11,898	10,006	(4,851)	29,609
Income (loss) from continuing operations	(7,140)	9,581	(3,456)	43,792
Loss from discontinued operations, net of income taxes	—	(1)	(1)	(3)
Net income (loss)	$(7,140)	$9,580	$(3,457)	$43,789
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

Interest expense
Interest expense increased in the three months ended September 30, 2016, to $21.0 million from $19.2 million in the three months ended September 30, 2015. Interest expense increased in the nine months ended September 30, 2016, to $58.8 million from $50.6 million in the nine months ended September 30, 2015. The increase for the nine months ended September 30, 2016 is primarily due to the issuance of $350 million of 5.625% senior unsecured notes on May 14, 2015.
Loss (gain) on sale or impairment of equity method investment
During the nine months ended September 30, 2016, we recognized a $30.6 million net loss on sale or impairment of equity method investment compared to a $14.5 million gain from sales of limited partner units of NGL Energy for the same period in 2015. During the nine months ended September 30, 2016, we recorded a $39.8 million impairment to our equity method investment in NGL Energy based on a fair value of the common units being lower than the book value and NGL Energy's announced decreases in distributions and guidance, which was partially offset by a $9.1 million gain on the disposal of our remaining NGL Energy limited partner units in April 2016.
Income tax expense (benefit)
We reported an income tax benefit of $4.9 million for the nine months ended September 30, 2016 compared to an expense of $29.6 million for the nine months ended September 30, 2015. The effective tax rate was 250% and 51% for the three months ended September 30, 2016 and 2015, respectively, and 58% and 40% for the nine months ended September 30, 2016 and 2015, respectively. Significant items that impacted the effective tax rate for each period, as compared to the U.S. federal statutory rate of 35%, include earnings in foreign jurisdictions taxed at lower rates and a non-controlling interest in Rose Rock for which taxes are not provided. The foreign earnings are taxed in foreign jurisdictions as well as in the U.S., since they are disregarded entities for U.S. federal income tax purposes. These combined factors, and the magnitude of the permanent items impacting the tax rate relative to income from continuing operations before income taxes result in rates that are not comparable between the periods.

Results of Operations by Reporting Segment
Crude Transportation

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Revenue:
Pipeline transportation	$6,813	$7,657	$21,560	$23,827
Truck transportation	16,127	15,711	46,560	49,576
Total revenue	22,940	23,368	68,120	73,403
Expenses:
Operating	17,106	16,989	52,588	56,444
General and administrative	1,188	2,058	3,443	6,545
Depreciation and amortization	6,307	9,022	18,337	26,678
Loss on disposal of long-lived assets, net	1,018	27	2,799	160
Total expenses	25,619	28,096	77,167	89,827
Earnings from equity method investments	15,883	17,115	53,800	55,662
Operating income	$13,204	$12,387	$44,753	$39,238
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

Three months ended September 30, 2016 versus three months ended September 30, 2015
Revenue
Pipeline transportation revenue decreased to $6.8 million in the three months ended September 30, 2016, from $7.7 million in the three months ended September 30, 2015. The change is due to a decrease in fixed margin activity which is now reported with other product revenues in the Crude Supply and Logistics segment and was replaced in the Crude Transportation segment with intersegment usage fees. Beginning January 2016, Crude Transportation is charging Crude Supply and Logistics to move barrels through the pipeline system. This decrease was partially offset with a $0.9 million increase on the WOT.
Truck transportation revenue increased to $16.1 million in three months ended September 30, 2016, compared to $15.7 million for the same period in 2015 as a result of higher volumes.
Operating expense
Operating expense remained relatively constant at $17.1 million for the three months ended September 30, 2016, compared to $17.0 million for the three months ended September 30, 2015.
General and administrative expense
General and administrative expense decreased to $1.2 million in the three months ended September 30, 2016, from $2.1 million in the three months ended September 30, 2015. The decrease is a result of a reduction in overhead allocation.
Depreciation and amortization expense
Depreciation and amortization expense decreased to $6.3 million in the three months ended September 30, 2016, from $9.0 million in the three months ended September 30, 2015. The decrease is primarily due to approximately $3.5 million of prior year expense related to the reduction of the useful life of a 163-mile section of the Kansas and Oklahoma pipeline system.
Loss on disposal of long-lived assets, net
Crude Transportation recorded a loss on disposal of long-lived assets of $1.0 million in the three months ended September 30, 2016, compared to a loss of $27 thousand in the three months ended September 30, 2015. The loss in the three months ended September 30, 2016 is primarily due to a write down of vehicles in our trucking division.
Earnings from equity method investments
Crude Transportation’s earnings from equity method investments decreased in the three months ended September 30, 2016, to $15.9 million from $17.1 million in the three months ended September 30, 2015, due to a reduction in volume.
Nine months ended September 30, 2016 versus nine months ended September 30, 2015
Revenue
Pipeline transportation revenue decreased to $21.6 million in the nine months ended September 30, 2016, from $23.8 million in the nine months ended September 30, 2015. The change is due to a decrease in fixed margin activity, which is now reported with other product revenues in the Crude Supply and Logistics segment and was replaced in the Crude Transportation segment with intersegment usage fees. Beginning January 2016, Crude Transportation is charging Crude Supply and Logistics to move barrels through the pipeline system. This decrease was partially offset with a $3.9 million increase on the WOT.
Truck transportation revenue decreased to $46.6 million in nine months ended September 30, 2016, compared to $49.6 million for the same period in 2015 as a result of lower revenue per barrel.
Operating expense
Operating expense decreased to $52.6 million in the nine months ended September 30, 2016, from $56.4 million for the nine months ended September 30, 2015. The decrease included reductions to maintenance and repair of $3.4 million and allocated overhead of $2.9 million. These costs were partially offset by increases in employment costs, insurance and taxes.
General and administrative expense
General and administrative expense decreased to $3.4 million in the nine months ended September 30, 2016, from $6.5 million in the nine months ended September 30, 2015. The decrease is a result of a reduction in overhead allocation of $3.4 million, partially offset with slight increases in insurance and taxes and outside services.

Depreciation and amortization expense
Depreciation and amortization expense decreased to $18.3 million in the nine months ended September 30, 2016, from $26.7 million in the nine months ended September 30, 2015. The decrease is primarily due to approximately $10.6 million of prior year expense related to the reduction of the useful life of a 163-mile section of the Kansas and Oklahoma pipeline system.
Loss on disposal of long-lived assets, net
Crude Transportation recorded a loss on disposal of long-lived assets of $2.8 million in the nine months ended September 30, 2016, compared to a loss of $0.2 million in the nine months ended September 30, 2015. The loss in the nine months ended September 30, 2016 consisted of a $1.7 million abandonment of a 13-mile section of the Kansas and Oklahoma pipeline system and a $0.9 million write down of vehicles in our trucking division.
Earnings from equity method investments
Crude Transportation’s earnings from equity method investments decreased to $53.8 million in the nine months ended September 30, 2016, from $55.7 million in the nine months ended September 30, 2015, due to a reduction in volume.

Crude Facilities

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Revenue	$12,740	$11,642	$38,445	$34,449
Expenses:
Operating	2,360	1,782	6,900	6,451
General and administrative	701	776	2,908	2,549
Depreciation and amortization	1,987	1,451	5,792	4,226
Total expenses	5,048	4,009	15,600	13,226
Operating income	$7,692	$7,633	$22,845	$21,223
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
Three months ended September 30, 2016 versus three months ended September 30, 2015
Revenue
Revenue increased to $12.7 million in the three months ended September 30, 2016, from $11.6 million for the three months ended September 30, 2015. Effective January 2016, Crude Facilities began charging Crude Supply and Logistics for the use of storage and unloading facilities. As a result, the increase was primarily due to intersegment pump-over activity of $1.5 million, the addition of intersegment storage of $1.2 million and intersegment unloading activity of $0.1 million. These increases were partially offset by a reduction in third-party storage revenue of $0.9 million, as the average capacity used internally for crude oil operations and marketing activities increased to 1.3 million barrels from 1.1 million barrels and third-party unloading revenue of $0.8 million.
Operating expense
Operating expense increased to $2.4 million in the three months ended September 30, 2016, from $1.8 million for the three months ended September 30, 2015, as a result of increased field expenses.
General and administrative expense
General and administrative expense remained relatively constant at $0.7 million for three months ended September 30, 2016, compared to $0.8 million for the three months ended September 30, 2015.

Depreciation and amortization expense
Depreciation and amortization expense increased to $2.0 million in the three months ended September 30, 2016, from $1.5 million in the three months ended September 30, 2015. The increase was primarily due to incremental expense due to project completions between periods.
Nine months ended September 30, 2016 versus nine months ended September 30, 2015
Revenue
Revenue increased to $38.4 million in the nine months ended September 30, 2016, from $34.4 million for the nine months ended September 30, 2015. Effective January 2016, Crude Facilities began charging Crude Supply and Logistics for the use of storage and unloading facilities. As a result, the increase was primarily due to intersegment pump-over activity of $4.2 million, intersegment storage of $3.6 million and intersegment unloading activity of $0.3 million. These increases were partially offset by a reduction in third-party storage revenue of $2.2 million, as the average capacity used internally for crude oil operations and marketing activities increased to 1.3 million from 1.1 million, and third-party unloading revenue of $2.0 million.
Operating expense
Operating expense showed a slight increase in the nine months ended September 30, 2016, at $6.9 million compared to $6.5 million for the nine months ended September 30, 2015, primarily as a result of an increase in field expense.
General and administrative expense
General and administrative expense increased to $2.9 million in the nine months ended September 30, 2016, from $2.5 million in the nine months ended September 30, 2015, largely due to higher overhead expense allocations.
Depreciation and amortization expense
Depreciation and amortization expense increased to $5.8 million in the nine months ended September 30, 2016, from $4.2 million in the nine months ended September 30, 2015. The increase was primarily due to incremental expense due to project completions between periods.

Crude Supply and Logistics

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Revenue	$165,523	$209,113	$485,346	$501,550
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	167,305	198,281	465,072	474,934
Operating	853	281	2,380	629
General and administrative	381	176	1,450	572
Depreciation and amortization	46	40	126	119
Loss (gain) on disposal of long-lived assets, net	—	—	227	(3)
Total expenses	168,585	198,778	469,255	476,251
Operating income (loss)	$(3,062)	$10,335	$16,091	$25,299
Adjusted gross margin in this segment is generated from marketing activities. Revenues from marketing activities are included in product revenue in our unaudited condensed consolidated statements of operations and comprehensive income (loss).
The following table shows the Adjusted gross margin generated by this segment’s marketing activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Revenues	$165,523	$209,113	$485,346	$501,550
Less: Costs of products sold, exclusive of depreciation and amortization	167,305	198,281	465,072	474,934
Less: Unrealized gain (loss) on derivatives	(6,167)	4,546	(6,096)	3,430
Adjusted gross margin	$4,385	$6,286	$26,370	$23,186
The following table presents a reconciliation of operating income to Adjusted gross margin, the most directly comparable GAAP financial measure for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Reconciliation of operating income to Adjusted gross margin:
Operating income	$(3,062)	$10,335	$16,091	$25,299
Add:
Operating expense	853	281	2,380	629
General and administrative expense	381	176	1,450	572
Depreciation and amortization expense	46	40	126	119
Loss (gain) on disposal of long-lived assets, net	—	—	227	(3)
Less:
Unrealized gain (loss) on derivatives	(6,167)	4,546	(6,096)	3,430
Adjusted gross margin	$4,385	$6,286	$26,370	$23,186
Three months ended September 30, 2016 versus three months ended September 30, 2015
Revenue
Revenue decreased to $165.5 million in the three months ended September 30, 2016, from $209.1 million in the three months ended September 30, 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Gross product revenue	$862,237	$696,275	$2,256,180	$2,029,360
Nonmonetary transaction adjustment	(690,547)	(491,708)	(1,764,738)	(1,531,240)
Unrealized gain (loss) on derivatives, net	(6,167)	4,546	(6,096)	3,430
Product revenue	$165,523	$209,113	$485,346	$501,550
Gross product revenue increased in the three months ended September 30, 2016, to $862.2 million from $696.3 million in the three months ended September 30, 2015. The increase was primarily due to an increase in the volume sold to 19.0 million barrels at an average sales price of $45 per barrel in the three months ended September 30, 2016, compared to volume sold of 14.5 million barrels at an average sales price of $48 per barrel in the three months ended September 30, 2015.
Gross product revenue was reduced by $690.5 million and $491.7 million during the three months ended September 30, 2016 and 2015, respectively, in accordance with Accounting Standards Codification ("ASC") 845-10-15, "Nonmonetary Transactions". ASC 845-10-15 requires that certain transactions -- those where inventory is purchased from a customer then resold to the same customer -- to be presented in the income statement on a net basis, resulting in a reduction of revenue and costs of products sold by the same amount.
Cost of products sold
Costs of products sold decreased in the three months ended September 30, 2016, to $167.3 million (including $9.8 million of intersegment charges) from $198.3 million in the three months ended September 30, 2015 (including $3.0 million of intersegment charges). Costs of products sold reflects reductions of $690.5 million and $491.7 million in the three months ended September 30, 2016 and 2015, respectively, in accordance with ASC 845-10-15. There was an increase in the barrels sold, as described above, combined with a decrease in the average per barrel cost of crude oil to $45 in the three months ended September 30, 2016 from $48 in the three months ended September 30, 2015.
Adjusted gross margin
This segment's Adjusted gross margin decreased in the three months ended September 30, 2016, to $4.4 million from $6.3 million for the same period in 2015. The decrease was primarily due to an increase in barrels sold, as described above, and offset by a lower spread between the acquisition and sale price for volumes of crude oil sold, as the excess of our average sales price per barrel over our average acquisition cost per barrel decreased to approximately $0.23 in the three months ended September 30, 2016, from approximately $0.43 in the same period in 2015. The increase in volume was primarily due to crude oil blending and transactions related to contango market conditions.
Operating expense
Operating expense increased to $0.9 million in the three months ended September 30, 2016, from $0.3 million for the three months ended September 30, 2015. The increase is primarily due to higher employment costs.
General and administrative expense
General and administrative expense increased to $0.4 million in the three months ended September 30, 2016, from $0.2 million in the three months ended September 30, 2015. This increase is primarily due to additional overhead allocation.
Nine months ended September 30, 2016 versus nine months ended September 30, 2015
Revenue
Revenue decreased to $485.3 million in the nine months ended September 30, 2016, from $501.6 million in the three months ended September 30, 2015.
Gross product revenue increased in the nine months ended September 30, 2016, to $2.3 billion from $2.0 billion in the nine months ended September 30, 2015. The increase was primarily due to an increase in the volume sold to 56.6 million barrels at an average sales price of $40 per barrel in the nine months ended September 30, 2016, compared to volume sold of 39.5 million barrels at an average sales price of $51 per barrel in the nine months ended September 30, 2015.
Gross product revenue was reduced by $1.8 billion and $1.5 billion during the nine months ended September 30, 2016 and 2015, respectively, in accordance with ASC 845-10-15, "Nonmonetary Transactions". ASC 845-10-15 requires that certain transactions -- those where inventory is purchased from a customer then resold to the same customer -- to be presented in the income statement on a net basis, resulting in a reduction of revenue and costs of products sold by the same amount.
Cost of products sold
Costs of products sold decreased in the nine months ended September 30, 2016, to $465.1 million (including $27.4 million of intersegment charges) from $474.9 million in the nine months ended September 30, 2015 (including $10.3 million of intersegment charges). Costs of products sold reflects reductions of $1.8 billion and $1.5 billion in the nine months ended September 30, 2016 and 2015, respectively, in accordance with ASC 845-10-15. There was an increase in the barrels sold, as described above, combined with a decrease in the average per barrel cost of crude oil to $39 in the nine months ended September 30, 2016 from $51 in the three months ended September 30, 2015.
Adjusted gross margin
This segment's Adjusted gross margin increased in the nine months ended September 30, 2016, to $26.4 million from $23.2 million for the same period in 2015. The increase was primarily due to an increase in barrels sold, as described above, and offset by a lower spread between the acquisition and sale price for volumes of crude oil sold, as the excess of our average sales price per barrel over our average acquisition cost per barrel decreased to approximately $0.47 in the nine months ended September 30, 2016, from approximately $0.59 in the same period in 2015. The increase in volume was primarily due to crude oil blending and transactions related to contango market conditions.

Operating expense
Operating expense increased to $2.4 million in the nine months ended September 30, 2016, from $0.6 million for the nine months ended September 30, 2015. The increase is primarily due to higher employment costs.
General and administrative expense
General and administrative expense increased to $1.5 million in the nine months ended September 30, 2016, from $0.6 million for the nine months ended September 30, 2015. The increase is due to additional overhead allocations.
Loss (gain) on disposal of long-lived assets, net
Crude Supply and Logistics recognized a net loss on disposal of long-lived assets of $0.2 million in the nine months ended September 30, 2016, primarily due to a write-down of capitalized line fill taken out of service.

SemGas

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Revenue	$60,090	$65,070	$157,077	$198,048
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	33,084	36,915	84,864	114,344
Operating	8,686	8,475	24,910	25,320
General and administrative	2,124	2,376	6,744	7,080
Depreciation and amortization	9,066	8,601	27,182	23,098
Loss on disposal or impairment, net	—	445	13,051	1,894
Total expenses	52,960	56,812	156,751	171,736
Operating income	$7,130	$8,258	$326	$26,312
Adjusted gross margin in this segment is generated from fee-based and percent of proceeds contracts for gathering and processing services. Fee-based revenues are included in service revenue and percent of proceeds revenue is included in product revenue in our unaudited condensed consolidated statements of operations and comprehensive income (loss).
The following table shows the Adjusted gross margin generated in the three months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Revenue	$60,090	$65,070	$157,077	$198,048
Less: Cost of products sold, exclusive of depreciation and amortization	33,084	36,915	84,864	114,344
Adjusted gross margin	$27,006	$28,155	$72,213	$83,704
The following table presents a reconciliation of operating income to Adjusted gross margin, the most directly comparable GAAP financial measure for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Reconciliation of operating income to Adjusted gross margin:
Operating income	$7,130	$8,258	$326	$26,312
Add:
Operating expense	8,686	8,475	24,910	25,320
General and administrative expense	2,124	2,376	6,744	7,080
Depreciation and amortization expense	9,066	8,601	27,182	23,098
Loss on disposal or impairment, net	—	445	13,051	1,894
Adjusted gross margin	$27,006	$28,155	$72,213	$83,704
Three months ended September 30, 2016 versus three months ended September 30, 2015
Revenue
Revenue decreased in the three months ended September 30, 2016, to $60.1 million from $65.1 million for the three months ended September 30, 2015. This decrease is the result of lower volume (28,068 MMcf versus 37,663 MMcf), and decreased gathering and processing fees ($13.5 million versus $15.1 million). The decrease in revenue was offset by an increase in the average natural gas NYMEX price of $2.81/mmbtu versus $2.77/mmbtu and the average NGL basket price to $0.66/gallon in the three months ended September 30, 2016, versus $0.57/gallon for the same period in 2015. The decrease in volume is primarily a result of decreased drilling and production in the area served by our gas plants in northern Oklahoma, which is caused by continued reduction in capital expenditures and new production.
Costs of products sold
Costs of products sold decreased in the three months ended September 30, 2016, to $33.1 million from $36.9 million in the three months ended September 30, 2015. This decrease is primarily related to lower volume as described above.
Operating expense
Operating expense increased in the three months ended September 30, 2016, to $8.7 million from $8.5 million for the three months ended September 30, 2015. This increase is due to higher maintenance and repairs, which were partially offset by decreases in equipment leasing and other field expenses.
General and administrative expense
General and administrative remained relatively constant for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015.
Depreciation and amortization expense
Depreciation and amortization expense increased in the three months ended September 30, 2016, to $9.1 million from $8.6 million in the three months ended September 30, 2015. The increase is primarily a result of incremental assets placed in-service since the prior year due to expansion in northern Oklahoma.
Nine months ended September 30, 2016 versus nine months ended September 30, 2015
Revenue
Revenue decreased in the nine months ended September 30, 2016, to $157.1 million from $198.0 million for the nine months ended September 30, 2015. This decrease is the result of lower prices, lower volume (88,470 MMcf versus 110,487 MMcf) and decreased gathering and processing fees ($37.3 million versus $45.3 million). The decrease in revenue was affected by a lower average natural gas NYMEX price of $2.29/mmbtu versus $2.80/mmbtu offset by higher average NGL basket price of $0.61/gallon versus $0.57/gallon for the same period in 2015. The decrease in volume is primarily a result of decreased drilling and production in the area served by our gas plants in northern Oklahoma, which is caused by continued reduction in capital expenditures and new production.

Costs of products sold
Costs of products sold decreased in the nine months ended September 30, 2016, to $84.9 million from $114.3 million in the nine months ended September 30, 2015. This decrease is primarily related to lower volume and prices as described above.
Operating expense
Operating expense decreased in the nine months ended September 30, 2016, to $24.9 million from $25.3 million for the nine months ended September 30, 2015. This decrease is due primarily to lower field expenses, which were partially offset by an increase in maintenance and repairs.
General and administrative expense
General and administrative remained relatively constant for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015.
Depreciation and amortization expense
Depreciation and amortization expense increased in the nine months ended September 30, 2016, to $27.2 million from $23.1 million in the nine months ended September 30, 2015. The increase is primarily a result of incremental assets placed in-service since the prior year due to expansion in northern Oklahoma.
Loss on disposal or impairment, net
Loss on disposal or impairment, net increased to $13.1 million in the nine months ended September 30, 2016, from $1.9 million in the nine months ended September 30, 2015. This increase is primarily due to a $13.1 million goodwill impairment recorded at March 31, 2016. The prior year loss is due to the write down of certain gas gathering and compression assets in Kansas to their estimated net realizable value.
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

SemCAMS

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Revenue	$36,111	$33,152	$100,792	$98,791
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	19	27	95	235
Operating	19,604	21,062	57,944	63,058
General and administrative	3,421	3,600	10,782	11,169
Depreciation and amortization	4,239	3,198	12,484	9,451
Loss on disposal or impairment, net	—	(917)	—	(917)
Total expenses	27,283	26,970	81,305	82,996
Operating income	$8,828	$6,182	$19,487	$15,795
Three months ended September 30, 2016 versus three months ended September 30, 2015
Revenue
Revenue in the three months ended September 30, 2016, increased to $36.1 million from $33.2 million for the three months ended September 30, 2015. This increase is primarily due to higher gathering and processing revenue.
Operating expense
Operating expense decreased in the three months ended September 30, 2016, to $19.6 million from $21.1 million for the three months ended September 30, 2015. This decrease is primarily due to lower costs for contract labor and power costs.
General and administrative expense
General and administrative expense decreased to $3.4 million in the three months ended September 30, 2016, from $3.6 million in three months ended September 30, 2015, due to lower compensation costs.
Depreciation and amortization expense
Depreciation and amortization expense increased in the three months ended September 30, 2016, to $4.2 million from $3.2 million for the three months ended September 30, 2015, as a result of projection completions.
Nine months ended September 30, 2016 versus nine months ended September 30, 2015
Revenue
Revenue in the nine months ended September 30, 2016, increased to $100.8 million from $98.8 million for the nine months ended September 30, 2015. This increase is primarily due to $9.7 million in higher gathering and processing revenue, excluding the decrease of $2.5 million in gathering and processing revenue related to a 30-day unplanned outage at our Kaybob South No. 3 plant during the second quarter of 2016 and fees of $3.7 million on true-up of take-or-pay minimum volume commitments. This increase was offset by a reduction to changes in the foreign currency exchange rate between periods and lower maintenance capital recovery of $5.0 million and $2.1 million, respectively.
Operating expense
Operating expense decreased in the nine months ended September 30, 2016, to $57.9 million from $63.1 million for the nine months ended September 30, 2015. This decrease is primarily due to lower power costs and a reduction caused by changes in the foreign currency exchange rate between periods.

General and administrative expense
General and administrative expense decreased to $10.8 million for the nine months ended September 30, 2016, compared to $11.2 million for the nine months ended September 30, 2015 due to lower compensation costs.
Depreciation and amortization expense
Depreciation and amortization expense increased in the nine months ended September 30, 2016, to $12.5 million from $9.5 million for the nine months ended September 30, 2015. This increase is primarily related to project completions which resulted in an increased depreciation expense.

SemLogistics

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Revenue	$5,668	$5,659	$17,980	$17,090
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	30	—	30	—
Operating	1,619	1,955	5,713	6,610
General and administrative	707	1,757	4,264	5,680
Depreciation and amortization	1,880	2,173	5,823	6,367
Total expenses	4,236	5,885	15,830	18,657
Operating income (loss)	$1,432	$(226)	$2,150	$(1,567)
Three months ended September 30, 2016 versus three months ended September 30, 2015
Revenue
Revenue remained constant at $5.7 million for the three months ended September 30, 2016 and 2015.
Operating expense
Operating expense decreased in the three months ended September 30, 2016, to $1.6 million from $2.0 million for the three months ended September 30, 2015. This decrease is primarily due to a reduction in operational service costs.
General and administrative expense
General and administrative expense decreased in the three months ended September 30, 2016, to $0.7 million from $1.8 million for the three months ended September 30, 2015. This decrease is primarily due to a refund of property taxes.
General
In every other category of expense, the amounts for the third quarter of 2016 are roughly equivalent to those of the third quarter of 2015.
Nine months ended September 30, 2016 versus nine months ended September 30, 2015
Revenue
Revenue in the nine months ended September 30, 2016, increased to $18.0 million from $17.1 million for the nine months ended September 30, 2015. This increase is primarily due to higher storage revenue of $3.3 million due to additional storage capacity being contracted. This increase was offset, in part, by a decrease in throughput revenues of $0.9 million and a decrease due to the change in foreign exchange rates between periods of $1.8 million.
Operating expense
Operating expense decreased in the nine months ended September 30, 2016, to $5.7 million from $6.6 million for the nine months ended September 30, 2015. This decrease is primarily due to lower site maintenance costs and a decrease due to changes in the foreign exchange rate between periods.

General and administrative expense
General and administrative expense decreased in the nine months ended September 30, 2016, to $4.3 million from $5.7 million for the nine months ended September 30, 2015. This decrease is primarily due to a refund of property taxes and a decrease due to changes in the foreign exchange rate between periods.
General
In every other category of expense, the amounts for the nine months ended September 30, 2016, are roughly equivalent to those of the nine months ended September 30, 2015.
SemMexico

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Revenue	$36,752	$56,260	$97,172	$169,209
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	30,125	46,615	77,171	139,362
Operating	1,839	2,447	5,720	7,724
General and administrative	2,271	2,823	7,489	7,588
Depreciation and amortization	932	993	2,822	3,083
Loss (gain) on disposal of long-lived assets, net	—	124	(67)	105
Total expenses	35,167	53,002	93,135	157,862
Operating income	$1,585	$3,258	$4,037	$11,347
Three months ended September 30, 2016 versus three months ended September 30, 2015
Revenue
Revenue decreased in the three months ended September 30, 2016, to $36.8 million from $56.3 million in the three months ended September 30, 2015. A decrease in the average sales price per metric ton between periods accounts for $12.4 million of the decrease and lower volumes between periods (97,966 metric tons in the three months ended September 30, 2016, compared to 101,713 metric tons in the three months ended September 30, 2015) resulted in a decrease of $2.1 million. The change in the foreign currency exchange rate between periods resulted in an additional decrease of $5.1 million.
Costs of products sold
Costs of products sold decreased in the three months ended September 30, 2016, to $30.1 million from $46.6 million in the three months ended September 30, 2015. A decrease in the average cost of asphalt and lower volume between the periods accounted for decreases of $10.5 million and $1.7 million, respectively. The change in the foreign currency exchange rate between periods resulted in a decrease of $4.3 million.
Operating expense
Operating expense decreased in the three months ended September 30, 2016, to $1.8 million from $2.4 million in the three months ended September 30, 2015. The decrease is primarily due to the change in the foreign currency exchange rate between periods.
General and administrative expense
General and administrative expense decreased in the three months ended September 30, 2016, to $2.3 million from $2.8 million in the three months ended September 30, 2015. The decrease is primarily due to the change in the foreign currency exchange rate between periods.
General
In every other category of expense, the amounts for the three months ended September 30, 2016, are roughly equivalent to those of the three months ended September 30, 2015.

Nine months ended September 30, 2016 versus nine months ended September 30, 2015
Revenue
Revenue decreased in the nine months ended September 30, 2016, to $97.2 million from $169.2 million in the nine months ended September 30, 2015. A decrease in the average sales price per metric ton between periods accounts for $40.3 million of the decrease and lower volumes between periods (254,082 metric tons in the nine months ended September 30, 2016, compared to 278,097 metric tons in the nine months ended September 30, 2015), resulted in a decrease of $14.4 million. The change in the foreign currency exchange rate between periods resulted in an additional decrease of $17.1 million.
Costs of products sold
Costs of products sold decreased in the nine months ended September 30, 2016, to $77.2 million from $139.4 million in the nine months ended September 30, 2015. A decrease in the average cost of asphalt and lower volume between the periods accounted for decreases of $36.2 million and $12.0 million, respectively. The change in the foreign currency exchange rate between periods resulted in a decrease of $14.0 million.
Operating expense
Operating expense decreased in the nine months ended September 30, 2016, to $5.7 million from $7.7 million in the nine months ended September 30, 2015. The decrease is due to reduced bad debt expense of $1.0 million and the change in foreign currency exchange rate between periods.
General
In every other category of expense, the amounts for the nine months ended September 30, 2016, are roughly equivalent to those of the nine months ended September 30, 2015.

Corporate and Other

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Revenue	$(12,060)	$(7,199)	$(34,940)	$(19,939)
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	(12,060)	(7,199)	(34,940)	(18,006)
Operating	569	276	1,382	921
General and administrative	9,790	9,479	25,339	37,089
Depreciation and amortization	455	544	1,441	1,408
Loss (gain) on disposal of long-lived assets, net	—	(630)	—	240
Total expenses	(1,246)	2,470	(6,778)	21,652
Earnings from equity method investments	(38)	(742)	2,153	11,070
Operating loss	$(10,852)	$(10,411)	$(26,009)	$(30,521)
Corporate and Other is not an operating segment. This table is included to permit the reconciliation of segment information to that of the consolidated Company. The amounts reported in the three months and nine months ended September 30, 2016 and 2015 above have been recast to include non-operating entities which were previously included in our SemCrude segment and the historical results of our former SemStream segment. SemStream holds our equity method investment in NGL Energy which is no longer material subsequent to the April 2016 sale of our limited partner interest. Earnings from equity method investments and gain (loss) on issuance of common units by equity method investee in the table above relate to our investment in NGL Energy.
Changes in revenue and costs of products sold in the table above are due to the elimination of intercompany purchases and sales which fluctuate based on volume of activity between the segments and related commodity pricing. The decrease in general and administrative expense for the nine months ended September 30, 2016 to $25.3 million from $37.1 million in the nine months ended September 30, 2015 is due primarily to $10.0 million of business development expenses related to the Maurepas Pipeline and legal settlement expense of $2.4 million which were incurred in the first quarter of 2015.

Liquidity and Capital Resources
Sources and Uses of Cash
Our principal sources of short-term liquidity are cash generated from our operations and borrowings under our revolving credit facility. The consolidated cash balance on September 30, 2016 was $163.7 million. Of this amount, $38.2 million was held in Canada and may be subject to tax if transferred to the U.S. Potential sources of long-term liquidity include issuances of debt securities and equity securities and the sale of assets. Our primary cash requirements currently are operating expenses, capital expenditures and our quarterly dividends. In general, we expect to fund:

•	operating expenses, maintenance capital expenditures and cash dividends through existing cash and cash from operating activities;

•	expansion capital expenditures and any working capital deficits through cash on hand, borrowings under our credit facility and the issuance of debt securities and equity securities;

•	acquisitions through cash on hand, borrowings under our credit facility and the issuance of debt securities and equity securities; and

•	debt principal payments through cash from operating activities and refinancing when the credit facility becomes due.
Our ability to meet our financing requirements and fund our planned capital expenditures will depend on our future operating performance and distributions from our equity investments, which will be affected by prevailing economic conditions in our industry. In addition, we are subject to conditions in the debt and equity markets for any issuances of debt securities and equity securities. There can be no assurance we will be able or willing to access the public or private markets in the future. If we would be unable or unwilling to access those markets, we could be required to restrict future expansion capital expenditures and potential future acquisitions.
We believe our cash from operations and our remaining borrowing capacity allow us to manage our day-to-day cash requirements, distribute our quarterly dividends and meet our capital expenditures commitments for the coming year.
Cash Flows
The following table summarizes our changes in unrestricted cash for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2016	2015
Statement of cash flow data:
Cash flows provided by (used in):
Operating activities	$135,367	$137,049
Investing activities	(119,422)	(308,456)
Financing activities	89,144	277,035
Subtotal	105,089	105,628
Effect of exchange rate on cash and cash equivalents	563	(233)
Change in cash and cash equivalents	105,652	105,395
Cash and cash equivalents at beginning of period	58,096	40,598
Cash and cash equivalents at end of period	$163,748	$145,993
Operating Activities
The components of operating cash flows can be summarized as follows:

	Nine Months Ended September 30,
(in thousands)	2016	2015
Net income	$(3,457)	43,789
Non-cash expenses, net	138,023	95,606
Changes in operating assets and liabilities	801	(2,346)
Net cash flows provided by operating activities	$135,367	$137,049

Adjustments to net income for non-cash expenses, net increased $42.4 million to $138.0 million for the nine months ended September 30, 2016 from $95.6 million for the nine months ended September 30, 2015. This change is primarily a result of:

•
$45.2 million increase due to the current year other-than-temporary impairment recorded on our limited partner investment in NGL Energy, partially offset by current year gain on the sale of our common limited partner units of NGL Energy, and prior year gains on the sale of a portion of our common limited partner units of NGL Energy, net of related costs;

•	$14.5 million increase due to higher net losses on disposal or impairment primarily due to the impairment of our SemGas segment's goodwill in the current year;

•	$9.4 million increase due to net unrealized losses related to our derivative instruments in the current year as compared to prior year net unrealized gains;

•	$6.1 million increase due to prior year gains on the issuance of common units by NGL Energy, which did not reoccur in the current year;

•	$4.9 million increase due to current year losses on foreign currency transactions as compared to prior year gains;

•
$4.7 million increase due to lower equity earnings in the current year as compared to the prior year, primarily due to lower equity earnings as a result of the disposal of our common limited partner units of NGL Energy and lower earnings from Glass Mountain; and

•	$2.5 million increase due to amortization of debt issuance costs including the write-off of costs related to the Rose Rock credit facility which was terminated.
These increases were offset by decreases due to:

•	$31.3 million increase in deferred tax benefit;

•	$11.2 million of decreased distributions from equity investments due to the disposal of our common limited partner units of NGL Energy; and

•	$1.2 million due to inventory valuation adjustments in the prior year as a result of lower commodity prices.
All other adjustments to net income for non-cash expenses, net for the nine months ended September 30, 2016 remained relatively comparable to the nine months ended September 30, 2015.
Changes in operating assets and liabilities for the nine months ended September 30, 2016 generated a net increase in operating cash flows of $0.8 million. The increase to operating cash flow due to the change in operating assets and liabilities was primarily a result of increases of $22.1 million in accounts payable and accrued liabilities and decreases of $2.4 million in other current assets and $1.4 million in receivables from affiliates. These cash inflows were partially offset by cash outflows due to increases of $14.4 million in inventories, $6.0 million in derivatives and margin deposits and $4.2 million in accounts receivable. Changes in receivables, inventory, payables and accrued liabilities are primarily due to our segments' operating activities and are subject to the timing of purchases and sales and fluctuations in commodity pricing.
Changes in operating assets and liabilities for the nine months ended September 30, 2015 generated a net decrease in operating cash flows of $2.3 million. The decrease to operating cash flow due to the change in operating assets and liabilities was primarily a result of increases of $23.3 million in inventories and $1.8 million in other current assets and decreases of $2.3 million in payables to affiliates, $3.8 million in payables to prepetition creditors and $1.3 million in other noncurrent liabilities. These cash outflows were partially offset by decreases of $6.8 million in restricted cash, $8.2 million in accounts receivable, $9.0 million in receivables from affiliates, $1.8 million in other assets and $3.2 million in derivatives and margin deposits and an increase of $1.3 million in accounts payable and accrued liabilities. Changes in receivables, inventory, payables and accrued liabilities are primarily due to our segments' operating activities and are subject to the timing of purchases and sales and fluctuations in commodity pricing. Additionally, the increase in inventory is due, in part, to approximately 700 thousand additional barrels in storage compared to the beginning of the nine month period at our Crude Supply and Logistics segment. This was partially due to a strategic build to capture margins due to forward market crude oil prices being higher than spot market prices. Accounts receivable was also impacted by a $9.0 million decrease due to the collection of an accrued receivable at the beginning of the period which related to proceeds from the sale of a portion of our common limited partner units of NGL Energy.

Investing Activities
For the nine months ended September 30, 2016, we had net cash outflows of $119.4 million from investing activities, due primarily to $199.0 million of capital expenditures and $3.8 million of contributions to equity method investments, offset by investing cash inflows of $60.5 million in proceeds from the sale of our common limited partner units of NGL Energy and $22.8 million of distributions in excess of equity in earnings of affiliates. Capital expenditures primarily related to the Maurepas Pipeline, crude oil pipeline projects, SemGas' Northern Oklahoma expansion projects and SemCAMS' Wapiti expansion. Distributions in excess of equity in earnings of affiliates represent cash distributions from White Cliffs and Glass Mountain in excess of our cumulative equity in earnings and are accounted for as a return of investment.
For the nine months ended September 30, 2015, we had net cash outflows of $308.5 million from investing activities, due primarily to $352.8 million of capital expenditures and $34.1 million of contributions to equity method investments, offset by investing cash inflows of $56.3 million of net proceeds from the sale of our common limited partner units of NGL Energy and $19.6 million of distributions in excess of equity in earnings of affiliates. Capital expenditures primarily related to crude oil pipeline projects, SemGas' Northern Oklahoma expansion projects, the Maurepas Pipeline and SemCAMS' Wapiti expansion. Contributions to equity method investments primarily represent investments to fund the White Cliffs pipeline expansion project. Distributions in excess of equity in earnings of affiliates represent cash distributions from White Cliffs and Glass Mountain in excess of our cumulative equity in earnings and are accounted for as a return of investment.
Financing Activities
For the nine months ended September 30, 2016, we had net cash inflows of $89.1 million from financing activities, which related to borrowings on credit facilities of $362.5 million, and proceeds from the issuance of common shares, net of offering costs, of $223.7 million, offset by principal payments on credit facilities of $394.0 million, dividends paid of $63.3 million, distributions to non-controlling interests of $32.1 million and debt issuance costs of $7.5 million. Net borrowings were used primarily for capital expenditures. Proceeds from the issuance of common shares were used to repay borrowings on our credit facility and will be used for future capital expenditures and general corporate purposes. Debt issuance costs related to the increase and extension of our revolving credit facility.
For the nine months ended September 30, 2015, we had net cash inflows of $277.0 million from financing activities, which related to borrowings on long-term debt of $802.2 million, partially offset by principal payments of $525.0 million and $89.1 million in proceeds from the issuance of Rose Rock limited partner common units, offset by dividends paid of $49.8 million, distributions to non-controlling interests of $29.8 million, $6.3 million in debt issuance costs and $4.3 million to repurchase common stock for payment of statutory taxes due on equity-based compensation. Net borrowings were used primarily for capital expenditures and contributions to equity method investments.
Long-term Debt
Senior Unsecured Notes
At September 30, 2016, we had outstanding $300 million of 7.5% senior unsecured notes due 2021, $400 million of 5.625% senior unsecured notes due 2022 and $350 million of 5.625% senior unsecured notes due 2023.
SemGroup Revolving Credit Facility
At September 30, 2016, we had no cash borrowings outstanding under our $1.0 billion revolving credit facility. We had $37.5 million in outstanding letters of credit on that date. The maximum letter of credit capacity under this facility is $250 million. The facility can be increased up to $300 million. The credit agreement expires on March 15, 2021.
At September 30, 2016, we had available borrowing capacity of $962.5 million under this facility.
SemMexico Credit Facilities
At September 30, 2016, SemMexico had no amounts outstanding on its $100 million Mexican pesos (U.S. $5.1 million at the September 30, 2016 exchange rate) credit facility which matures in May 2018. At September 30, 2016, SemMexico had an outstanding letter of credit of $292.8 million Mexican pesos (U.S. $15.0 million at the September 30, 2016 exchange rate).
Shelf Registration Statement
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

Projected capital expenditures for 2016 are estimated at $295 million in expansion projects, including capital contributions to affiliates for funding growth projects and acquisitions, and $55 million in maintenance projects. These estimates may change as future events unfold. See "Cautionary Note Regarding Forward-Looking Statements." During the nine months ended September 30, 2016, we spent $199.0 million (cash basis) on capital projects and $3.8 million in capital contributions to equity method investees primarily for funding growth projects.
In addition to our budgeted capital program, we anticipate that we will continue to make significant expansion capital expenditures in the future. Consequently, our ability to develop and maintain sources of funds to meet our capital requirements is critical to our ability to meet our growth objectives. We expect that our future expansion capital expenditures will be funded by cash from operations, borrowings under our credit facility and the issuance of debt and equity securities.
SemGroup Dividends
The table below shows dividends declared and/or paid by SemGroup during 2015 and 2016.

Quarter Ended	Record Date	Payment Date	Dividend Per Share
March 31, 2015	March 9, 2015	March 20, 2015	$0.34
June 30, 2015	May 18, 2015	May 29, 2015	$0.38
September 30, 2015	August 17, 2015	August 25, 2015	$0.42
December 31, 2015	November 16, 2015	November 24, 2015	$0.45
March 31, 2016	March 7, 2016	March 17, 2016	$0.45
June 30, 2016	May 16, 2016	May 26, 2016	$0.45
September 30, 2016	August 15, 2016	August 25, 2016	$0.45
December 31, 2016	November 18, 2016	November 28, 2016	$0.45
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
Customer Concentration
Shell Trading (US) Company, a customer of our Crude Supply and Logistics segment, accounted for more than 10% of our consolidated revenue for the three months and nine months ended September 30, 2016, at approximately 20% and approximately 29%, respectively. Although we have contracts with customers of varying durations, if one or more of our major customers were to default on their contract, or if we were unable to renew our contract with one or more of these customers on favorable terms, we might not be able to replace any of these customers in a timely fashion, on favorable terms or at all. In any of these situations, our revenues and our ability to pay cash dividends to our stockholders may be adversely affected. We expect our exposure to risk of non-payment or non-performance to continue as long as we remain substantially dependent on a relatively small number of customers for a substantial portion of our Adjusted gross margin.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined by Item 303 of Regulation S-K.
Commitments
For information regarding purchase and sales commitments, see the discussion under the caption "Purchase and sale commitments" in Note 10 of our condensed consolidated financial statements of this Form 10-Q, which information is incorporated by reference into this Item 2.

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
Commodity Price Risk
The table below outlines the range of NYMEX prompt month daily settle prices for crude oil and natural gas futures, and the range of daily propane spot prices provided by an independent, third-party broker for the three months and nine months ended September 30, 2016 and September 30, 2015 and the year ended December 31, 2015.

	Light Sweet Crude Oil Futures (Barrel)	Mont Belvieu (Non-LDH) Spot Propane (Gallon)	Henry Hub Natural Gas Futures (MMBtu)
Three Months Ended September 30, 2016
High	$48.99	$0.55	$3.06
Low	$39.51	$0.41	$2.55
High/Low Differential	$9.48	$0.14	$0.51

Three Months Ended September 30, 2015
High	$56.96	$0.48	$2.93
Low	$38.24	$0.35	$2.52
High/Low Differential	$18.72	$0.13	$0.41

Nine Months Ended September 30, 2016
High	$51.23	$0.57	$3.06
Low	$26.21	$0.29	$1.64
High/Low Differential	$25.02	$0.28	$1.42

Nine Months Ended September 30, 2015
High	$61.43	$0.63	$3.23
Low	$38.24	$0.31	$2.49
High/Low Differential	$23.19	$0.32	$0.74

Year Ended December 31, 2015
High	$61.43	$0.63	$3.23
Low	$34.73	$0.31	$1.75
High/Low Differential	$26.70	$0.32	$1.48
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
However, the SemGas segment has exposure to commodity price risk because of the nature of certain contracts for which our fee is based on a percentage of proceeds or index related to the prices of natural gas, natural gas liquids and condensate. Given current volumes, liquid recoveries and contract terms, we estimate the following sensitivities over the next twelve months:

•	A 10% increase in the price of natural gas and natural gas liquids results in approximately a $2.6 million increase to Adjusted gross margin.

•	A 10% decrease in those prices would have the opposite effect.
This sensitivity may be impacted by changes in contract mix, change in production or other factors which are outside of our control.
Additionally, based on our open derivative contracts at September 30, 2016, an increase in the applicable market price or prices for each derivative contract would result in a decrease in the contribution from these derivatives to our crude oil sales revenues. A decrease in the applicable market price or prices for each derivative contract would result in an increase in the contribution from these derivatives to our crude oil sales revenues. However, the increases or decreases in crude oil sales revenues we recognize from our open derivative contracts are substantially offset by higher or lower crude oil sales revenues when the physical sale of the product occurs. These contracts may be for the purchase or sale of crude oil or in markets different from the physical markets in which we are attempting to hedge our exposure, or may have timing differences relative to the physical markets. As a result of these factors, our hedges may not eliminate all price risks.
The notional volumes and fair value of our commodity derivatives open positions as well as the change in fair value that would be expected from a 10% market price increase or decrease is shown in the table below (in thousands):

	Notional Volume (Barrels)	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease	Settlement Date
Crude oil:
Futures	1,002 short	$(6,435)	$(4,834)	$4,834	Various through December 2016
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
Interest Rate Risk
We use variable rate debt and are exposed to market risk due to the floating interest rates on our credit facilities. Therefore, from time-to-time we may use interest rate derivatives to manage interest obligations on specific debt issuances. Our variable rate debt bears interest at LIBOR or prime, subject to certain floors, plus the applicable margin. At September 30, 2016, an increase in these base rates of 1%, above the base rate floors, would increase our interest expense by $0.1 million and $0.5 million for the three months and nine months ended September 30, 2016, respectively.
The average interest rates presented below are based upon rates in effect at September 30, 2016 and December 31, 2015. The carrying value of the variable rate instruments in our credit facilities approximate fair value primarily because our rates fluctuate with prevailing market rates.

The following table summarizes our debt obligations:

Liabilities	September 30, 2016	December 31, 2015
Short-term debt - variable rate	$0.0 million	$0.0 million
Average interest rate	0.00%	0.00%
Long-term debt - variable rate	$0.0 million	$30.0 million
Average interest rate	4.50%	4.50%
Long-term debt - fixed rate	$300.0 million	$300.0 million
Fixed interest rate	7.50%	7.50%
Long-term debt - fixed rate	$750.0 million	$750.0 million
Fixed interest rate	5.625%	5.625%
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
A 10% change in the average exchange rate during the three months and nine months ended September 30, 2016 would change operating income by $1.9 million and $4.7 million, respectively.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act), are effective as of September 30, 2016. This conclusion is based on an evaluation conducted under the supervision and participation of our Chief Executive Officer and Chief Financial Officer along with our management. Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2016, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
We may not realize the benefits we expect from the Rose Rock Merger.
We believe that the Rose Rock Merger will, among other things, be immediately accretive to our stockholders, simplify our corporate capital structure, improve our cost of capital and our capital market access and provide increased financial flexibility for execution of our strategic growth plan. However, our assessments and expectations regarding these anticipated benefits of the Rose Rock Merger may prove to be incorrect. Accordingly, there can be no assurance we will realize the anticipated benefits of the Rose Rock Merger.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases of our common stock by us during the quarter ended September 30, 2016:

	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2016 - July 31, 2016	490	$33.30	—	—
August 1, 2016 - August 31, 2016	856	29.35	—	—
September 1, 2016 - September 30, 2016	—	—	—	—
Total	1,346	$30.79	—	—

(1)	Represents shares of common stock withheld from certain of our employees for payment of taxes associated with the vesting of restricted stock awards.
(2)	The price paid per common share represents the closing price as posted on the New York Stock Exchange on the day that the shares were purchased.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
Not applicable

Item 5.	Other Information
None

Item 6.	Exhibits
The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
4.1
Second Supplemental Indenture dated as of September 30, 2016, by and among SemGroup Corporation, the subsidiaries of SemGroup Corporation named therein as “Guarantors”, the subsidiaries of SemGroup Corporation named therein as “Guaranteeing Subsidiaries” and Wilmington Trust, National Association, as Trustee.

4.2
Second Supplemental Indenture dated as of September 30, 2016, by and among SemGroup Corporation, the subsidiaries of SemGroup Corporation named therein as “Guarantors”, the subsidiaries of SemGroup Corporation named therein as “Guaranteeing Subsidiaries” and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.2 to our current report on Form 8-K dated September 30, 2016, filed September 30, 2016, and incorporated herein by reference).

4.3
First Supplemental Indenture dated as of September 30, 2016, by and among SemGroup Corporation, the subsidiaries of SemGroup Corporation named therein as “Guarantors”, the subsidiaries of SemGroup Corporation named therein as “Guaranteeing Subsidiaries” and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.3 to our current report on Form 8-K dated September 30, 2016, filed September 30, 2016, and incorporated herein by reference).

10.1
Amended and Restated Credit Agreement dated as of September 30, 2016, by and among SemGroup Corporation, as borrower, the guarantors named therein, the lenders named therein, and Wells Fargo Bank, National Association, as administrative agent (filed as Exhibit 10.1 to our current report on Form 8-K dated September 30, 2016, filed September 30, 2016, and incorporated herein by reference).

10.2
Form of Restricted Stock Award Agreement under the SemGroup Corporation Equity Incentive Plan for executive officers and employees in the United States for awards granted pursuant to that certain Agreement and Plan of Merger, dated May 30, 2016, by and among SemGroup Corporation, PBMS, LLC, Rose Rock Midstream, L.P. and Rose Rock Midstream GP, LLC (filed as Exhibit 10.2 to our current report on Form 8-K dated September 30, 2016, filed September 30, 2016, and incorporated herein by reference).

10.3
Consulting Agreement and Release dated August 5, 2016, by and between SemGroup Corporation and Peter L. Schwiering (filed as Exhibit 10 to our current report on Form 8-K dated August 5, 2016, filed August 5, 2016, and incorporated herein by reference).

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

Date: November 7, 2016	SEMGROUP CORPORATION

	By:	/s/ Robert N. Fitzgerald
Robert N. Fitzgerald
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX
The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
4.1
Second Supplemental Indenture dated as of September 30, 2016, by and among SemGroup Corporation, the subsidiaries of SemGroup Corporation named therein as “Guarantors”, the subsidiaries of SemGroup Corporation named therein as “Guaranteeing Subsidiaries” and Wilmington Trust, National Association, as Trustee.

4.2
Second Supplemental Indenture dated as of September 30, 2016, by and among SemGroup Corporation, the subsidiaries of SemGroup Corporation named therein as “Guarantors”, the subsidiaries of SemGroup Corporation named therein as “Guaranteeing Subsidiaries” and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.2 to our current report on Form 8-K dated September 30, 2016, filed September 30, 2016, and incorporated herein by reference).

4.3
First Supplemental Indenture dated as of September 30, 2016, by and among SemGroup Corporation, the subsidiaries of SemGroup Corporation named therein as “Guarantors”, the subsidiaries of SemGroup Corporation named therein as “Guaranteeing Subsidiaries” and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.3 to our current report on Form 8-K dated September 30, 2016, filed September 30, 2016, and incorporated herein by reference).

10.1
Amended and Restated Credit Agreement dated as of September 30, 2016, by and among SemGroup Corporation, as borrower, the guarantors named therein, the lenders named therein, and Wells Fargo Bank, National Association, as administrative agent (filed as Exhibit 10.1 to our current report on Form 8-K dated September 30, 2016, filed September 30, 2016, and incorporated herein by reference).

10.2
Form of Restricted Stock Award Agreement under the SemGroup Corporation Equity Incentive Plan for executive officers and employees in the United States for awards granted pursuant to that certain Agreement and Plan of Merger, dated May 30, 2016, by and among SemGroup Corporation, PBMS, LLC, Rose Rock Midstream, L.P. and Rose Rock Midstream GP, LLC (filed as Exhibit 10.2 to our current report on Form 8-K dated September 30, 2016, filed September 30, 2016, and incorporated herein by reference).

10.3
Consulting Agreement and Release dated August 5, 2016, by and between SemGroup Corporation and Peter L. Schwiering (filed as Exhibit 10 to our current report on Form 8-K dated August 5, 2016, filed August 5, 2016, and incorporated herein by reference).

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