Form 10-K
period 2016-12-31
SemGroup Corp
filed 2017-02-24
CIK 1489136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________
Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
6120 S. Yale Avenue, Suite 1500
Tulsa, OK 74136-4231
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s Class A and Class B Common Stock held by non-affiliates at June 30, 2016, was $1,710,681,855, based on the closing price of the Class A Common Stock on the New York Stock Exchange on June 30, 2016.
At January 31, 2017, there were 66,099,848 shares of Class A Common Stock and 0 shares of Class B Common Stock outstanding.
______________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, in connection with the registrant’s Annual Stockholders’ Meeting to be held on May 17, 2017, are incorporated by reference into Part III of this Form 10-K.

SEMGROUP CORPORATION AND SUBSIDIARIES
FORM 10-K—2016 ANNUAL REPORT

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
All statements, other than statements of historical fact, included in this Form 10-K regarding the prospects of our industry, our anticipated financial performance, management’s plans and objectives for future operations, planned capital expenditures, business prospects, outcome of regulatory proceedings, market conditions, and other matters, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negative of these terms or variations of them or similar terms. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those discussed in Item 1A of this Form 10-K, entitled “Risk Factors,” risk factors discussed in other reports that we file with the Securities and Exchange Commission (“SEC”), and the following:

•
The failure to realize the anticipated benefits of the transaction consummated on September 30, 2016, pursuant to which we acquired all of the common units of our subsidiary, Rose Rock Midstream, L.P. ("Rose Rock"), not already owned by us;

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

•	Our ability to renew or replace expiring storage, transportation and related contracts;

•	The overall forward markets for crude oil, natural gas and natural gas liquids;

•	The possibility that the construction or acquisition of new assets may not result in the corresponding anticipated revenue increases;

•	Changes in currency exchange rates;

•	Weather and other natural phenomena, including climate conditions;

•	A cyber attack involving our information systems and related infrastructure, or that of our business associates;

•	The risks and uncertainties of doing business outside of the United States, including political and economic instability and changes in local governmental laws, regulations and policies;

•	Costs of, or changes in, laws and regulations and our failure to comply with new or existing laws or regulations, particularly with regard to taxes, safety and protection of the environment;

•	The possibility that our hedging activities may result in losses or may have a negative impact on our financial results; and

•	General economic, market and business conditions.
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

Company Information
Our principal executive offices are located at Two Warren Place, 6120 South Yale Avenue, Suite 1500, Tulsa, OK 74136-4231 and our telephone number is (918) 524-8100. Our website is www.semgroupcorp.com. Our Class A common stock trades on the New York Stock Exchange under the ticker symbol “SEMG.” Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as proxy statements and other information we file with, or furnish to, the SEC are available free of charge on our website. We make these documents available as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The information contained on our website, or available by hyperlink from our website, is not incorporated into this Form 10-K or other documents we file with, or furnish to, the SEC. We intend to use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Such disclosures will be included on our website in the “Investor Relations” sections. Accordingly, investors should monitor such portions of our website, in addition to following our press releases, SEC filings and public conference calls and webcasts.
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

Crude Oil Midstream Market
Our crude oil business operates primarily in Colorado, Kansas, Minnesota, Montana, North Dakota, Oklahoma, Texas and Wyoming. Our assets include gathering systems in and around producing fields and transportation pipelines and trucks carrying crude oil to logistic hubs, such as the Cushing Interchange, where we have terminalling and storage facilities.
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
Overview of Cushing Interchange
The Cushing Interchange is one of the largest crude oil marketing hubs in the U.S. and is the designated point of delivery specified in NYMEX crude oil futures contracts. The Cushing Interchange has multiple inbound and outbound pipeline interconnections and shell capacity of approximately 90 million barrels. As the NYMEX delivery point and a cash market hub, the Cushing Interchange serves as a significant source of refinery feedstock for Midwest refiners and plays an important role in establishing and maintaining markets for many varieties of crude oil.
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
Our Property, Plant and Equipment
We, or our significant equity method investees, have an asset base consisting of pipelines, gathering systems, storage facilities, terminals, processing plants and other distribution assets located in North America, a storage terminal and marine facility in the U.K. and a network of liquid asphalt cement terminals throughout Mexico. See "Our Business Segments" below for a description of our consolidated assets.
Additionally, we hold an 11.78% ownership interest in the general partner of NGL Energy Partners LP ("NGL Energy")(NYSE: NGL) which is reported within Corporate and Other.
Business Strategy
Our principal business strategy is to use our assets and operational expertise to:

•	move petroleum products throughout the U.S., Canada, Mexico and the U.K.;

•	provide consistently reliable high-quality midstream services under predominantly fee and margin-based contractual arrangements;

•	mitigate commodity price risk exposure;

•	aggressively manage operating costs to maintain and improve operating margins;

•	expand business by improving, enhancing and expanding services at existing facilities and gaining new customers;

•	pursue complementary “bolt-on” growth opportunities having acceptable risks and returns; and

•	generate consistent operating margins, earnings and cash flows.
Our Business Segments
We conduct our business through seven business segments:

•	Crude Transportation;

•	Crude Facilities;

•	Crude Supply and Logistics;

•	SemGas;

•	SemCAMS;

•	SemLogistics; and

•	SemMexico.
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
Crude Transportation
Crude Transportation operates crude oil pipelines and a truck transportation businesses in the U.S.

Assets and Operations

•
a 460-mile crude oil gathering and transportation pipeline system with over 650,000 barrels of associated storage capacity in Kansas and northern Oklahoma that is connected to several third-party pipelines and refineries;

•
the Wattenberg Oil Trunkline ("WOT"), a 75-mile, 12-inch diameter crude oil gathering pipeline system that transports crude oil from production facilities in the DJ Basin to the pipeline owned by White Cliffs Pipeline, L.L.C. ("White Cliffs"). The WOT has a capacity of approximately 85,000 barrels per day as well as 360,000 barrels of operational storage;

•	a crude oil trucking fleet of over 225 transport trucks and 235 trailers;

•
a 51% ownership interest in White Cliffs, which owns a 527-mile pipeline, consisting of two 12-inch common carrier, crude oil pipelines, that transports crude oil from Platteville, Colorado to Cushing, Oklahoma (the "White Cliffs Pipeline") that we operate;

•
a 50% ownership interest in Glass Mountain Pipeline, LLC ("Glass Mountain"), which owns a 215-mile pipeline that transports crude oil in western and north central Oklahoma (the "Glass Mountain Pipeline") that we operate and Glass Mountain is constructing a 44-mile extension that is expected to be operational in the fourth quarter of 2017; and

•	Maurepas Pipeline, a project underway to build three pipelines to service refineries in the Gulf Coast region, which is expected to be completed in late second quarter 2017.
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
Crude Facilities
Crude Facilities operates a crude oil storage and terminal business in the U.S.
Assets and Operations

•
a crude oil storage facility in Cushing, Oklahoma with a capacity of over 7.6 million barrels, of which 6.25 million barrels are leased to customers and 1.35 million barrels are used for crude oil operations, blending and marketing activities; and

•	a 30-lane crude oil truck unloading facility with 350,000 barrels of associated storage capacity in Platteville, Colorado which connects to the origination point of the White Cliffs Pipeline.
General. We own and operate 33 crude oil storage tanks in Cushing with an aggregate storage capacity of approximately 7.6 million barrels, of which 6.25 million barrels are leased to customers and 1.35 million barrels are used for crude oil operations, blending and marketing activities. Our storage terminal has inbound connections with the White Cliffs Pipeline from Platteville, Colorado, the Great Salt Plains Pipeline from Cherokee, Oklahoma, the Cimarron Pipeline from Boyer, Kansas and two-way connections with all of the other major storage terminals in Cushing. Connection with this terminal provides our customers with access to multiple pipelines outbound from Cushing. Our Cushing terminal also includes truck unloading facilities.
All of our Cushing storage tanks have been built since the beginning of 2008 and had a weighted average age of 6.47 years as of December 31, 2016. The design and construction of our storage tanks meets the specifications established by the American Petroleum Institute in API 650 which establishes minimum requirements for material, design, fabrication, erection and testing of welded tanks for oil storage and includes seismic considerations. Our storage tanks also undergo regular maintenance and inspection programs, and we believe that these design specifications and maintenance and inspection programs reduce our maintenance capital expenditures.

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
Assets and Operations
Crude Supply and Logistics uses Crude Transportation and Crude Facilities assets for marketing purposes. In addition, Crude Supply and Logistics assets include approximately 61,800 barrels of crude oil storage capacity in Trenton and Stanley, North Dakota.
General. We mitigate the commodity price exposure of our crude oil marketing operations by limiting our net open positions through: (i) the concurrent purchase and sale of like quantities of crude oil to create "back-to-back" transactions intended to lock in positive margins based on the timing, location or quality of the crude oil purchased and delivered; or (ii) derivative contracts. All marketing activities are subject to our Comprehensive Risk Management Policy, a Delegation of Authority policy, and their supporting policies and procedures (collectively, the "Risk Governance Policies"), which establish limits in order to attempt to manage risk and mitigate financial exposure.
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
SemGas
SemGas provides natural gas gathering, processing and marketing services. SemGas aggregates gas supplies from the wellhead and provides various services to producers that condition the wellhead gas production for downstream markets.
Assets and Operations
SemGas owns and operates the following assets:
•approximately 1,000 miles of gathering pipelines in Oklahoma and Texas;

•	three plant facilities in northern Oklahoma's Mississippi Lime Play with a combined processing capacity of approximately 565 million cubic feet per day;

•	approximately 660,000 acres dedicated to SemGas from several area producers in the Mississippi Lime Play; and

•	a processing plant located in Sherman, Texas, with a processing capacity of 30 million cubic feet per day.
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
Market and Competitive Strengths
Because the Mississippi Lime Play is primarily a crude oil play with associated natural gas and natural gas liquids, SemGas’ gathering and processing volumes can be impacted by market demand for the products it handles, as well as the price for crude oil. Gathering and processing activities are also reliant on continued drilling and production activity by producers in our areas of operation.
We face competition in acquiring new natural gas supplies. The natural gas gathering and processing industry is generally characterized by regional competition, based on the proximity of gathering systems and processing plants to natural gas producing wells. SemGas’ gathering and processing assets tend to have relatively long-term contracts and, in some instances, are the only assets that can provide the offered services to the customers. Our SemGas northern Oklahoma assets have natural gas take away capacity on Southern Star Central Gas Pipeline, Panhandle Eastern Pipeline and Enable Midstream Partners and natural gas liquids take away capacity to ONEOK Hydrocarbon LP.
SemCAMS
SemCAMS owns and operates natural gas processing and gathering facilities in Alberta, Canada. The principal process performed at the processing plants is to remove contaminants and render the gas saleable to downstream pipelines and markets. At our sour gas plants we also “sweeten” sour natural gas by removing sulfur.
Assets and Operations
SemCAMS operates and owns:

•
varying working interests in two sour natural gas processing plants known as the Kaybob South No. 3 plant (the “K3 Plant”) and the Kaybob Amalgamated plant (the “KA Plant”). The sour gas plants are dually connected to two major long-haul natural gas pipelines that serve Canada and the U.S. The plants also have the ability to load certain products for transportation by truck and railcar;

•	varying working interests in two sweet gas plants known as the West Fox Creek plant and the West Whitecourt plant;

•	a combined operating capacity for the above four processing plants of 695 million cubic feet per day;

•	a network of approximately 620 miles of natural gas gathering and transportation pipelines; and

•
a sour gas processing plant to be constructed in the Wapiti area of the Montney play in Alberta ("Wapiti Plant"), with a capacity of 200 million cubic feet per day. Construction is expected to begin in the second quarter of 2017 and is expected to be completed in mid-2019.

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
Market and Competitive Strengths
Natural gas is used for a variety of purposes in Canada including heating, electricity production and other industrial processes. All of SemCAMS’ assets are located in the Montney and Duvernay Plays as well as the Western Canadian Sedimentary Basin.
SemLogistics
SemLogistics owns one of the largest independent petroleum products storage facilities in the U.K. The main activities of SemLogistics are the receipt, storage and redelivery of clean petroleum products and crude oil at the Milford Haven site.
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
SemLogistics’ storage facility includes:

•	approximately 8.7 million barrels of above ground storage tanks;

•	two deep water jetties, one of which can accommodate vessels of up to 165,000 dead weight tons; and

•	access to Mainline Pipeline Limited (pipeline from Milford Haven to Manchester and Nottingham), which is owned by Valero Energy Limited.
Over 60% of SemLogistics’ storage capacity is multi-product, providing customers with tank storage for clean petroleum products, including gasoline, gasoline blendstocks, jet fuel and gas oil. The remaining tankage is either dedicated to crude oil or dual-purpose tankage for at least two clean petroleum products (gasoline/jet fuel or gasoline/gas oil or jet fuel/gas oil). SemLogistics also provides related services, e.g., tank-to-tank transfers, mixing of gasoline blendstocks and kerosene marking.
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
Assets and Operations
SemMexico operates an in-country network that consists of:

•	13 asphalt cement terminals and modification facilities with a combined storage capacity of approximately 428,000 barrels;

•	two marine terminals; and

•	a national technical center and headquarters located in the city of Puebla.
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

Risk Governance
We expect to generate the majority of our earnings from owning and operating strategic assets while endeavoring to prudently manage all risks, including commodity price risk, associated with the ownership and operations of our assets. We have Risk Governance Policies that reflect an enterprise-wide approach to risk management and consider both financial and non-financial risks.
Our Board of Directors is responsible for the oversight of our enterprise-wide risk and has approved our Risk Governance Policies. The Risk Governance Policies are designed to ensure we:

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
The Audit Committee of our Board of Directors has oversight responsibilities for the implementation of, and compliance with, our Risk Governance Policies.
Our Executive Management Committee, comprised of corporate officers, oversees the financial and non-financial risks associated with all activities governed by our Risk Governance Policies including:

•	asset operations;

•	marketing;

•	investments, divestitures, and other capital expenditures and dispositions;

•	credit risk management; and

•	other strategic activities.
We also have a Risk Management Group that is assigned responsibility for independently monitoring compliance with, reporting on, and enforcing the provisions of our Risk Governance Policies.
Collectively, our Risk Governance Policies provide a set of limits or thresholds for activities related to owned assets, physical commodities, and derivatives and capital transactions involving market and credit risk. Our limits monitor these risks for each individual segment and on a consolidated basis. Our Risk Governance Policies also specify the types of transactions that may be executed by incumbents of named positions without specific approval of our Board of Directors or our Executive Management Committee.
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
Gathering and Intrastate Pipeline Regulation
The ICA does not address gathering and natural gas gathering is generally exempt from regulation by FERC under the Natural Gas Act (the "NGA"). We own a number of natural gas pipelines that we believe operate wholly intrastate and are, therefore, exempt from FERC regulation under the NGA. We also own a number of intrastate crude oil gathering systems that are subject to certain state and local, but not federal, regulation. Some of these gathering systems are currently operated as proprietary systems. We cannot provide assurances that we will not be subject to regulation by FERC in the future.
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
Trucking Regulation
Through our business segment, Crude Transportation, we operate a fleet of trucks to transport crude oil. We are licensed to perform both intrastate and interstate motor carrier services and are subject to certain safety regulations issued by the DOT. These regulations include both those concerning the transportation of hazardous materials under the PHMSA, as well as those under the Federal Motor Carrier Safety Administration ("the FMCSA"). DOT regulations cover, among other things, driver operations, maintaining log books, truck manifest preparations, the placement of safety placards on the trucks and trailer vehicles, drug and alcohol testing, safety of operation and equipment and many other aspects of truck operations.
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
Natural Resources Wales ("NRW") has required a review of the Terminal Environmental Permit to be carried out, following the publication of the revised Best Available Techniques ("BAT") Reference Document for the Refining of Mineral Oil and Gas. The associated BAT conclusions to this document were published on October 9, 2014, in the Official Journal of the European Union.
The permit review covers operational activities at the terminal that are relevant to the applicable BAT conclusions. In addition, the review will allow NRW to consolidate the original site permit to reflect changes made through earlier variations and bring the permit into line with NRW's modern regulatory template. This review will implement all updated and new European Legislation.
The Maritime Security is regulated by Department for Transport. SemLogistics has to ensure appropriate measures and people are in place to comply with the International Ship and Port Facility Security Code, which sets out maritime security standards, established by the International Maritime Organization. These standards are enforced through the Ship and Port Security Regulations (2004).
SemLogistics is currently in compliance with all environmental requirements.
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
In October 2016 Canada ratified the Paris Agreement putting in effect the pan-Canadian carbon-pricing framework. Although not specifically directed to the oil and gas industry, the carbon tax is applicable to all CO2 emissions. The pan-Canadian frame work sets the price of carbon, which increases $10/t CO2e annually until it reaches $50/t in 2022. The objective of the pan-Canadian carbon-pricing framework is to reduce CO2 emissions to meet the reduction targets set under the Paris Agreement. The Canadian Federal government has deferred implementation of the carbon tax to the provinces, however where a provincial program is not in place to apply the carbon tax the Federal government can implement a process.
The province of Alberta is currently reviewing how the existing greenhouse gas emissions levy system can be expanded and adopted to meet the Federal pan-Canadian carbon pricing framework. The proposed system for the oil and gas industry will be intensity based with performance standards to incent additional CO2 reductions above and beyond the federal targets.
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
Employee Safety
We are subject to the requirements of the Occupational Safety and Health Administration ("OSHA"), as well as to comparable national, state, provincial and local, Canadian, Mexican, U.K. and European Union laws that are applicable to our Canadian, Mexican and U.K. operations, the purposes of which are to protect the health and safety of workers. In addition, the OSHA hazard communication standard and comparable state, Canadian federal and provincial statutes require us to organize and disclose information concerning hazardous materials used, produced or transported in our operations. Some of our facilities are subject to the OSHA Process Safety Management regulations that are designated to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals.
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
Employees
As of December 31, 2016, we had approximately 1,140 employees, including approximately 550 employees outside the U.S., in Canada, Mexico and the U.K. Approximately 130 of our employees in Canada and Mexico are represented by labor unions and subject to collective bargaining agreements governing their employment with us. Of that number, approximately 70 employees have collective bargaining agreements that renew annually and approximately 60 have collective bargaining agreements that expire in January 2019. We have never had a labor related work stoppage and believe our employee relations are good.

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
Our credit agreement and the indentures governing our 7.5% senior notes and 5.625% senior notes contain various restrictive covenants that limit the conduct of our business and our credit agreement requires us to maintain certain financial ratios. These covenants and restrictions limit our ability to respond to changing business and economic conditions and may prevent us from engaging in transactions that might otherwise be considered beneficial to us. In particular, this agreement places certain limits on our ability to, among other things:

•	incur additional indebtedness;

•	incur liens;

•	enter into sale and lease back transactions;

•	make investments;

•	pay dividends or distributions;

•	make certain restricted payments;

•	consummate certain asset sales;

•	enter into certain transactions with affiliates; and

•	merge, consolidate and/or sell or dispose of all, or substantially all, of our assets.
If we fail to comply with the restrictions in our credit agreement or the indentures governing our 7.5% senior notes and 5.625% senior notes or any other subsequent financing agreements, a default may allow the creditors, if the agreements so provide, to accelerate the related indebtedness as well any other indebtedness to which a cross-acceleration or cross-default provision applies. If that occurs, we may not be able to make all of the required payments or borrow sufficient funds to refinance such debt. Even if new financing were available at that time, it may not be available on terms acceptable to us.

If we are unable to repay amounts outstanding under our credit agreement when due, the lenders thereunder could, subject to the terms of the agreement, seek to sell or otherwise transfer our assets granted to them as collateral to secure the indebtedness outstanding under the agreement. Substantially all of our assets have been pledged as collateral to secure our credit agreement. In addition, the lenders under our credit agreement could choose to terminate any commitments to supply us with further funds.
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
In addition, volatility in the capital markets may adversely affect our ability to access any available borrowing capacity under our revolving credit facility. Our access to these funds is dependent on the ability of the lenders to meet their funding obligations under this revolving facility. Lenders may not be able to meet their funding commitments if they experience shortages of capital and liquidity, resulting in a reduction of our available borrowing capacity.
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

•
decision by our customers or suppliers to use alternate service providers for a portion of or all of their needs, operate in different markets not served by us, reduce operations or cease operations entirely; and

•	an increase in the use of alternative fuel sources such as ethanol, biodiesel, fuel cells, solar and wind power.
We may not realize the benefits we expect from the merger of Rose Rock.
On September 30 2016, we completed the acquisition of the outstanding common limited partner interests of Rose Rock which we did not already own (the "Rose Rock Merger"). We believe that the Rose Rock Merger will, among other things, be accretive to our stockholders, simplify our corporate capital structure, improve our cost of capital and our capital market access and provide increased financial flexibility for execution of our strategic growth plan. However, our assessments and expectations regarding these anticipated benefits of the Rose Rock Merger may prove to be incorrect. Accordingly, there can be no assurance we will realize the anticipated benefits of the Rose Rock Merger.
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
Our Risk Governance Policies' provisions governing our internal marketing activities cannot eliminate all risks associated with the marketing of commodities, nor can we ensure full compliance at all times with the Risk Governance Policies by our employees, both of which could impact our financial and operational results.
We have in place Risk Governance Policies that establish authorized commodities and transaction types, delegations of authority, and limits for marketing exposures and require that we restrict net open positions (e.g., positions that are not fully hedged as to commodity price risk) to specified levels at each of the consolidated and, in certain cases, subsidiary level. Our Risk Governance Policies have restrictive terms with respect to acquiring and holding physical inventory, futures contracts or derivative products. Net open positions are monitored by our Risk Management department for compliance with policy limits. These policies and practices, however, cannot eliminate all risks. Derivatives contracts and contracts for the future delivery of crude oil expose us to the risk of non-delivery under product purchase contracts or the failure of gathering and transportation systems. Any event that disrupts our anticipated physical supply of products could create a net open position that would expose us to risk of loss resulting from price changes.
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
We also have a risk that employees involved in our marketing operations may not comply at all times with our Risk Governance Policies. Even with management oversight, we cannot ensure with certainty that all violations of the Risk Governance Policies, particularly if deception or other intentional misconduct is involved, will be detected prior to our businesses being materially affected.
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
One of the ways we intend to continue to grow our business is through the construction of new assets. The construction of additions or modifications to our existing systems and of new assets involves numerous regulatory, environmental, political and legal uncertainties beyond our control. In addition, the construction of additions to our existing gathering and transportation assets may require us to obtain new rights-of-way prior to constructing new pipelines. We may be unable to obtain such rights-of-way to connect new product supplies to our existing gathering lines or capitalize on other attractive expansion opportunities. Additionally, it may become more expensive for us to obtain new rights-of-way or to renew existing rights-of-way. Our ability to obtain permits and rights-of-way or otherwise proceed with construction of additions to our assets or new systems could also encounter opposition from political activists, who may attempt to delay construction through protests and other means.  Our results of operations, cash flows and financial condition could be adversely affected if we are unable to complete the construction of new assets or additions to existing assets, the cost of such projects significantly exceed our estimates, such projects are delayed beyond our expectations, the cost of renewing existing rights-of-way increases, or if we lose our existing rights-of-way through our inability to renew right-of-way contracts or otherwise.
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
Leaks and other releases of hydrocarbons are possible in operations involving pipelines, tanks and processing units. Other possible operating risks include:

•	the breakdown or failure of equipment, information systems or processes;

•	the performance of equipment at levels below those originally intended (whether due to misuse, unexpected degradation or design, construction or manufacturing defects);

•	failure to maintain adequate inventories of spare parts;

•	operator error;

•	labor disputes;

•	disputes with connected facilities and carriers;

•	public opposition activities; and

•	catastrophic events such as natural disasters, earthquakes, fires, explosions, fractures, acts of terrorism and other similar events, many of which are beyond our control.
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

In addition, states have adopted regulations similar to existing DOT regulations for intrastate gathering and transmission lines. We currently estimate that we will incur an aggregate cost of approximately $20.3 million during 2017 to implement necessary pipeline integrity management program testing along certain segments of our pipelines required by existing DOT and state regulations. This estimate does not include the costs, if any, of any repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the testing program, which costs could be substantial. At this time, we cannot predict the ultimate cost of compliance with these regulations, as the cost will vary significantly depending on the number and extent of any repairs found to be necessary as a result of the pipeline integrity testing. We will continue our pipeline integrity testing programs on an on-going basis to assess and maintain the integrity of our pipelines. The results of these tests could cause us to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operations of our pipelines and, consequently, result in a reduction in our revenue and cash flows from shutting down our pipelines during the pendency of such repairs or upgrades.
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
Our trucking fleet operations are subject to the Federal Motor Carrier Safety Regulations which are enacted, reviewed and amended by the FMCSA. Our fleet currently has a "satisfactory" safety rating; however, if our safety rating were downgraded to "unsatisfactory," our business and results of operations could be adversely affected.
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
Canadian federal regulations creating GHG performance standards for the transportation sector and for coal-fired electricity generation were established by the previous federal government in recent years and the oil and gas sector was targeted for similar regulations in the future. A new federal government was elected on October 19, 2015. It indicated that a key priority is to provide national leadership to reduce emission, combat climate change and price carbon, in partnership with provinces and territories. On December 12, 2015, the federal government reached an international agreement with 195 countries at the Paris Climate Conference and stated that it will support and implement policies that contribute to a low-carbon economy. In October 2016 the Federal Government ratified the Paris Agreement and implemented the pan-Canadian carbon-pricing framework, which set the price of emissions of CO2 at $50/t by 2022. The implementation of the pan-Canadian framework will be left to the individual provincial governments.
The province of Alberta is currently reviewing how to integrate the pan-Canadian framework into the existing legislation for large GHG emitters. Based upon the federal carbon pricing direction, the costs of future emissions will increase from the current $20/t CO2e to $50/t CO2e in 2022. The details of which processes will be taxed is still being evaluated by the Alberta Provincial government.
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
We have become more reliant on technology to help increase efficiency in our business. We use numerous technologies to help run our operations, and this may subject our business to increased risks. Any cyber security attack that affects our facilities, our customers or any financial data could have a material adverse effect on our business. In addition, a cyber attack on our customer and employee data may result in a financial loss, including potential fines for failure to safeguard data, and may negatively impact our reputation. Third-party systems on which we rely could also suffer system failure. Any of these occurrences could disrupt our business, result in potential liability or reputational damage or otherwise have an adverse effect on our financial results.
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

    We may not have sufficient cash each quarter to pay dividends or maintain current or expected levels of dividends. The actual amount of cash we pay out in dividends may fluctuate from quarter to quarter and will depend on various factors, some of which are beyond our control, including:

•	the amount of cash that our subsidiaries distribute to us;

•	the amount of cash we generate from our operations, our working capital needs, our level of capital expenditures and our ability to borrow;

•	the restrictions contained in our indentures and credit agreement and our debt service requirements; and

•	the cost of acquisitions, if any.

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
For information regarding legal proceedings, see the discussion under the captions "Dimmit County, TX Claims," "Environmental" and "Other matters" in Note 16 of our consolidated financial statements beginning on page F-1 of this Form 10-K, which information is incorporated by reference into this Item 3.

Item 4.	Mine Safety Disclosures
Not applicable.

Executive Officers of the Registrant
Our executive officers are elected annually by, and serve at the discretion of, our Board of Directors. Set forth below is information concerning our executive officers.

Name	Age	Position
Carlin G. Conner	49	President and Chief Executive Officer and Director
Robert N. Fitzgerald	57	Senior Vice President and Chief Financial Officer
Candice L. Cheeseman	61	Vice President and General Counsel
Timothy R. O’Sullivan	60	Vice President, Corporate Planning and Strategic Initiatives
Thomas F. DeLorbe	57	Vice President, Corporate Services

Carlin G. Conner. Mr. Conner has served as president and chief executive officer and a director of SemGroup since April 2014. Mr. Conner also served as chairman of the Board of Directors, president and chief executive officer of the general partner of Rose Rock, a publicly traded master limited partnership and subsidiary of the Company, which owned and operated a diversified portfolio of midstream energy assets, from 2014 until September 2016, when SemGroup acquired all of Rose Rock. From 2012 to March 2014, Mr. Conner served as managing director of Oiltanking GmbH, an independent worldwide storage provider of crude oil, refined petroleum products, liquid chemicals and gases. He served as a member of the Board of Directors of the general partner of Oiltanking Partners, L.P., a publicly traded master limited partnership engaged in independent terminaling, storage and transportation of crude oil, refined petroleum products and liquefied petroleum gas (“Oiltanking Partners”), from March 2011 to March 2014, and was elected chairman in July 2011 in connection with the completion of Oiltanking Partners’ initial public offering. Mr. Conner also served as president and chief executive officer of Oiltanking Partner’s general partner from 2011 to 2012 and as president and chief executive officer of Oiltanking Holding Americas, Inc., a wholly owned subsidiary of Oiltanking GmbH, from 2006 to 2012. Previously, from 2003 to 2006, he worked at Oiltanking GmbH’s corporate headquarters in Hamburg, Germany, where he was responsible for international business development and sat on the boards of several Oiltanking GmbH ventures. He joined Oiltanking Houston, L.P. in 2000. He began his career at GATX Terminals Corporation and served in various roles, including operations and commercial management. From April 2014 to October 2014, Mr. Conner served on the Board of Directors of the general partner of NGL Energy Partners LP, a publicly traded master limited partnership engaged in crude oil logistics, water solutions, liquids, retail propane, and refined products and renewables. He graduated from McNeese State University with a Bachelor of Science degree in environmental science.

Robert N. Fitzgerald. Mr. Fitzgerald joined SemGroup in 2009 and serves as senior vice president and chief financial officer. Mr. Fitzgerald also served as a director, senior vice president and chief financial officer of the general partner of Rose Rock from 2011 until September 2016, when SemGroup acquired all of Rose Rock. Prior to joining SemGroup, Mr. Fitzgerald served as chief financial officer from 2008 to 2009 of Windsor Energy Group, a private independent oil and gas exploration and development company. He has also served from 2006 to 2008 as executive vice president of LinkAmerica Corp. and from 2003 until 2006 as chief operating officer and chief financial officer of Arrow Trucking Company, both commodity transportation companies. From 2000 to 2003, he served as vice president, finance of Williams Communications Group, a global communication company. Prior to that, Mr. Fitzgerald was with BP Amoco and Amoco Corporation for 20 years, working in various financial and operations positions in Tulsa, Oklahoma; Houston, Texas; Denver, Colorado; and Chicago, Illinois. Mr. Fitzgerald received a master’s degree in business administration from the University of Tulsa and a Bachelor of Business Administration degree from Western Illinois University. He is currently a member of the American Institute of Certified Public Accountants, the Institute of Management Accountants and the Institute of Internal Auditors. He is a certified public accountant.

Candice L. Cheeseman. Ms. Cheeseman joined SemGroup in 2010 and serves as general counsel. Ms. Cheeseman also served as general counsel of the general partner of Rose Rock from 2011 until September 2016, when SemGroup acquired all of Rose Rock. Prior to joining our company, Ms. Cheeseman served as general counsel of Global Power Equipment Group Inc., a comprehensive provider of power generation equipment and maintenance services for energy customers, since 2004. In 2006, Global Power Equipment Group Inc. and its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. Global Power Equipment Group and its subsidiaries emerged from bankruptcy protection in 2008. Prior to Global Power, she was employed by WilTel Communications Group, an internet, data, voice and video service provider, where she served in a variety of capacities, including general counsel and secretary, commencing in 2002. Ms. Cheeseman has been a practicing attorney for over 30 years serving in various capacities for Williams Communications, Marriott International and law firms in the Washington D.C. area. Ms. Cheeseman received her juris doctorate degree from the University of Tulsa College of Law. She also holds a Bachelor of Arts degree from the University of Delaware.
Timothy O’Sullivan. Mr. O’Sullivan serves as vice president, corporate planning and strategic initiatives of SemGroup, a position he has held since 2010. Mr. O'Sullivan also served as a director and vice president of the general partner of Rose Rock from 2011 until September 2016, when SemGroup acquired all of Rose Rock. From 2005 until 2010, he served as president and chief operating officer of SemGas, L.P. From 2001 until joining our company. Mr. O’Sullivan worked for Williams Power Company where he was director of global gas and power origination. He was previously employed with Koch Industries, Inc. for 19 years where he served in various capacities in its natural gas division, including business development, marketing and trading, and executive management. Mr. O’Sullivan began his career as a staff accountant for Main Hurdman. Mr. O’Sullivan graduated from Wichita State University with a bachelor’s degree in accounting. Mr. O’Sullivan was a member of the board of directors of the Gas Processors Association and served on its Executive and Finance Committee.
Thomas F. DeLorbe.  Mr. DeLorbe has served as vice president, corporate services since January 2017.  Mr. DeLorbe joined SemGroup in 2006, performing a business development role for the Company’s asphalt business from 2006 to 2009 and serving as regional sales manager for the Company’s crude oil business from 2009 to 2010.  From 2010 to 2017, Mr. DeLorbe served as president of the SemMexico liquid asphalt business.  Prior to joining SemGroup, Mr. DeLorbe was employed by Koch Industries, Inc. for 20 years where he served in various roles for domestic and international businesses, including operations manager and director of compliance for Koch’s international asphalt business.  Mr. DeLorbe graduated from the University of Northern Iowa with a Bachelor of Science degree in Industrial Management.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A Common Stock trades on the New York Stock Exchange under the ticker symbol “SEMG.” At January 31, 2017, we had 2,845 holders of record of our Class A Common Stock. The following table sets forth the high and low sales prices of our Class A Common Stock (New York Stock Exchange composite transactions) during the periods indicated.

	High	Low
For the year ended December 31, 2016:
First quarter	$28.82	$13.98
Second quarter	$35.84	$20.06
Third quarter	$35.45	$27.64
Fourth quarter	$43.20	$29.00

For the year ended December 31, 2015:
First quarter	$81.60	$56.83
Second quarter	$86.99	$75.66
Third quarter	$80.92	$41.44
Fourth quarter	$55.54	$22.56
Dividends
Our credit agreement allows payments or distributions as long as we (i) are in compliance on a pro forma basis with our financial covenants and (ii) demonstrate a minimum liquidity of $50 million.
The following table sets forth the dividend paid in the quarter indicated.

Year Ended December 31, 2016	$/Share
First quarter	$0.45
Second quarter	$0.45
Third quarter	$0.45
Fourth quarter	$0.45

Year Ended December 31, 2015	$/Share
First quarter	$0.34
Second quarter	$0.38
Third quarter	$0.42
Fourth quarter	$0.45
Performance Graph
Set forth below is a line graph comparing the cumulative total stockholder return on our Class A Common Stock with the cumulative total return of the S&P 500 Stock Index and the Alerian MLP Infrastructure Index ("AMZIX Index") for the period from January 1, 2012 to December 31, 2016. The AMZIX Index is a liquid, midstream-focused subset of the Alerian MLP index, comprised of 25 energy infrastructure master limited partnerships. The graph was prepared assuming $100 was invested on December 31, 2011 in our Class A Common Stock, the S&P 500 Stock Index and the AMZIX Index and dividends/distributions have been reinvested subsequent to the initial investment.

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

Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases of our common stock by us during the quarter ended December 31, 2016:

	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2016 - October 31, 2016	591	$33.40	—	—
November 1, 2016 - November 30, 2016	—	—	—	—
December 1, 2016 - December 31, 2016	—	—	—	—
Total	591	$33.40	—	—

(1)	Represents shares of common stock withheld from certain of our employees for payment of taxes associated with the vesting of restricted stock awards.
(2)	The price paid per common share represents the closing price as posted on the New York Stock Exchange on the day that the shares were purchased.

Item 6. Selected Financial Data
Selected Consolidated Financial Data
The following table provides selected consolidated financial data as of and for the periods shown. The balance sheet data as of December 31, 2016, 2015, 2014, 2013 and 2012, and the statement of operations data for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, have been derived from our audited financial statements for those dates and periods. The selected financial data provided below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included in this Form 10-K.

The following table presents the non-GAAP financial measure Adjusted EBITDA, which we use in our business and view as an important supplemental measure of our performance. Adjusted EBITDA is not calculated or presented in accordance with GAAP. For the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, please see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—How We Evaluate our Operations."

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(amounts in thousands, except per share amounts)
Statement of operations data:
Total revenues	$1,332,164	$1,455,094	$2,122,579	$1,427,016	$1,237,497
Operating income	$121,590	$129,153	$126,993	$117,914	$57,351
Income from continuing operations	$13,263	$42,816	$52,058	$65,753	$28,958
Income (loss) from discontinued operations	(1)	(4)	(1)	59	2,939
Net income	$13,262	$42,812	$52,057	$65,812	$31,897
Net income attributable to noncontrolling interests	11,167	12,492	22,817	17,710	9,797
Net income attributable to SemGroup	$2,095	$30,320	$29,240	$48,102	$22,100
Income from continuing operations per share of common stock:
Basic	$0.04	$0.69	$0.69	$1.14	$0.53
Diluted	$0.04	$0.69	$0.68	$1.13	$0.52
Other financial data:
Adjusted EBITDA	$282,795	$305,282	$287,441	$189,018	$134,965
Cash dividend declared per common share	$1.80	$1.59	$1.03	$0.60	$—

	As of December 31,
	2016	2015	2014	2013	2012
	(amounts in thousands)
Balance sheet data:
Total assets(1)	$3,074,972	$2,853,909	$2,576,388	$2,464,437	$1,748,179
Long-term debt, including current portion(1)	$1,050,944	$1,057,847	$753,718	$608,948	$206,086
Owners’ equity:
SemGroup Corporation owners’ equity	$1,445,965	$1,115,527	$1,149,508	$1,053,902	$892,394
Noncontrolling interests in consolidated subsidiaries	—	80,829	69,929	159,961	129,134
Total owners’ equity	$1,445,965	$1,196,356	$1,219,437	$1,213,863	$1,021,528
(1) Prior period balances have been recast to reflect the reclassification of debt issuance costs to long-term debt in accordance with Accounting Standards Update 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which was adopted in the first quarter of 2016.
We have experienced many changes in our business during the periods shown in the table above, which significantly limits the comparability of the financial data. Such changes include, but are not limited to, various impairments of long-lived assets and gains/losses on disposal of long-lived assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
We, and our significant equity method investees, own gathering systems, transportation pipelines, crude oil transport trucks, processing plants, storage facilities and terminals in Colorado, Kansas, Minnesota, Montana, North Dakota, Oklahoma, Texas and Wyoming and in Alberta, Canada.
We own and operate storage, terminal and marine facilities at Milford Haven in the U.K. that enable customers to supply products to markets in the Atlantic Basin. We also operate a network of liquid asphalt cement terminals throughout Mexico.
General Trends and Outlook
The prices of crude oil and natural gas have historically been volatile. For example, from January 1, 2014 to December 31, 2016, the NYMEX prompt month settle price ranged from a high of $107.26 per barrel to a low of $26.21 per barrel. The range for natural gas during that period was $6.15 to $1.64 per MMBtu. Substantial declines in crude oil and natural gas prices, particularly prolonged declines, can have negative effects on producers including:
•reduced revenue, operating income and cash flows;
•reduced volume of crude oil and natural gas that can be produced economically;
•delayed or postponed capital projects; and/or
•limited access to or increased cost of capital, such as equity and long-term debt.
The substantial declines in crude oil and natural gas prices since mid-2014 and continuing throughout 2016 have had these effects on a number of companies in the oil and gas industry, including our customers. While we do not have significant direct exposure to commodity prices, we are exposed to a reduction in volumes to be transported, stored, processed and marketed as a result of lower prices. We experienced such reductions in 2016 and expect them to continue in 2017.
In response to these industry conditions, we have increased our focus on monitoring our long-lived assets for indications of impairment, controlling expenses, reviewing the economics of capital projects and increasing control over headcount. During the fourth quarter, we completed an impairment analysis of certain assets that included the Kansas and Oklahoma pipeline due to a review of certain commercial opportunities related to that system. No impairment is indicated at this time.
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

How We Evaluate Our Operations
Our management uses a variety of financial and operational metrics to analyze our performance. We view these metrics as important factors in evaluating our profitability and review these measurements on at least a monthly basis for consistency and trend analysis. These metrics include financial measures such as operating expenses and Adjusted EBITDA and operating data including contracted storage capacity and sales, transportation and processing volumes.
Operating Expenses
Our management seeks to maximize the profitability of our operations, in part, by minimizing operating expenses. These expenses are comprised of salary and wage expense, utility costs, insurance premiums, taxes and other operating costs, some of which are independent of the volumes we handle.
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) before interest expense, income tax expense (benefit), depreciation and amortization and adjusted for selected items that we believe impact the comparability of financial results between reporting periods. In addition to non-cash items, we have selected items for adjustment to EBITDA which management feels decrease the comparability of our results among periods. These items are identified as those which are generally outside of the results of day to day operations of the business. These items are not considered non-recurring, infrequent or unusual, but do erode comparability among periods in which they occur with periods in which they do not occur or occur to a greater or lesser degree. Historically, we have selected items such as gains on the sale of NGL Energy common units, costs related to our predecessor’s bankruptcy, significant business development related costs, significant legal settlements, severance and other similar costs.

Management believes these types of items can make comparability of the results of day to day operations among periods difficult and have chosen to remove these items from our Adjusted EBITDA. We expect to adjust for similar types of items in the future. Although we present selected items that we consider in evaluating our performance, you should be aware that the items presented do not represent all items that affect comparability between the periods presented. Variations in our operating results are also caused by changes in volumes, prices, mechanical interruptions and numerous other factors. We do not adjust for these types of variances.
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
Note About Non-GAAP Financial Measures
Adjusted EBITDA is not a financial measure presented in accordance with GAAP. We believe that the presentation of this non-GAAP financial measure will provide useful information to investors in assessing our financial condition and results of operations.
Net income (loss) is the GAAP measure most directly comparable to Adjusted EBITDA. Our non-GAAP financial measure should not be considered as an alternative to the most directly comparable GAAP financial measure. This non-GAAP financial measure has important limitations as an analytical tool because it excludes some, but not all, items that affect the most directly comparable GAAP financial measure. You should not consider Adjusted EBITDA in isolation or as a substitute for analysis of our results as reported under GAAP. Because Adjusted EBITDA may be defined differently by other companies in our industry, our definition of this non-GAAP financial measure may not be comparable to similarly titled measures of other companies, thereby diminishing the utility.
Management compensates for the limitations of Adjusted EBITDA as an analytical tool by reviewing the comparable GAAP measure, understanding the difference between Adjusted EBITDA and net income (loss) and incorporating this knowledge into its decision-making processes. We believe that investors benefit from having access to the same financial measures that our management uses in evaluating our operating results.
The following table presents a reconciliation of net income to Adjusted EBITDA, the most directly comparable GAAP financial measure, on a historical basis for each of the periods indicated.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(Unaudited; in thousands)
Reconciliation of net income to Adjusted EBITDA:
Net income	$13,262	$42,812	$52,057	$65,812	$31,897
Add:
Interest expense	62,650	69,675	49,044	25,142	8,902
Income tax expense (benefit)	11,268	33,530	46,513	(17,254)	(2,078)
Depreciation and amortization	98,804	100,882	98,397	66,409	48,210
Loss (gain) on disposal or impairment, net	16,048	11,472	32,592	(239)	(3,531)
Loss (income) from discontinued operations, net of income taxes	1	4	1	(59)	(2,939)
Foreign currency transaction (gain) loss	4,759	(1,067)	(86)	(1,633)	298
Remove NGL Energy equity (earnings) losses including gain on issuance of common units	(2,147)	(11,416)	(31,363)	(33,996)	403
Loss (gain) on sale or impairment of equity method investment	30,644	(14,517)	(34,211)	—	—
NGL cash distribution	4,873	19,074	23,404	18,321	—
M&A transaction related costs	3,269	10,000	—	—	—
Mid-America Midstream Gas Services acquisition cost	—	—	—	3,600	9,218
Inventory valuation adjustments including equity method investees	—	3,187	7,781	—	—
Employee severance expense	2,128	90	220	38	354
Unrealized loss (gain) on derivatives	989	2,014	(1,734)	(974)	1,196
Change in fair value of warrants	—	—	13,423	46,434	21,310
Depreciation and amortization included within equity in earnings of equity method investees	26,031	25,307	18,992	9,520	10,181
Bankruptcy related expenses	—	224	1,310	567	—
Defense costs related to an unsolicited take over proposal	—	—	—	—	5,899
Charitable contributions	—	—	3,379	—	—
Legal settlement expense	—	3,394	—	—	—
Recovery of receivables written off at emergence	—	—	(664)	—	(858)
Non-cash equity compensation	10,216	10,617	8,386	7,330	6,503
Adjusted EBITDA	$282,795	$305,282	$287,441	$189,018	$134,965

Business and Performance Drivers
We operate our business through seven primary business segments: Crude Transportation, Crude Facilities, Crude Supply & Logistics, SemGas, SemCAMS, SemLogistics and SemMexico. We generate revenue in these segments by using our assets to provide products and services to third parties and by selectively using our assets to support our marketing activities.
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
We may use futures, swaps and options contracts to manage our exposure to market changes in commodity prices, to protect our gross margins on our purchased petroleum products and to manage our liquidity risk associated with margin deposit requirements on our overall derivative positions. When purchasing petroleum products, we seek to manage our exposure to commodity price risk. As we purchase inventory from suppliers, we may establish a fixed or variable margin with future sales using one of the following methods:

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
Commodity Prices
Our business is primarily fee based. As a result, our financial results are typically not directly correlated with increases and decreases in commodity prices. Our financial results, however, are positively correlated with the absolute difference between current (prompt) and future month petroleum product prices. That is, wide contango (when the prices for future deliveries are higher than current prices) spreads generally have a favorable impact on our results relative to a slightly contango, flat or backwardated (when the prices for future deliveries are lower than current prices) market. While we do not have significant direct exposure to commodity prices, we are exposed to reductions in volumes transported, stored, gathered, processed and marketed as a result of lower prices.
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

Crude Facilities
We charge capacity or volume based fees for crude oil storage, terminal services and truck unloading at our facilities.
Crude Supply and Logistics
We purchase crude oil for our own account from producers, aggregators and traders and sell crude oil, including crude oil blends, to traders and refiners. In addition, we utilize our Crude Transportation assets to capture margins from grade, time and location differentials.
SemGas
SemGas provides gathering and processing services to natural gas producers in the U.S. SemGas owns and operates gathering systems and processing plants in Oklahoma and Texas.
SemCAMS
SemCAMS’ revenue is based on fee-based throughput and processing arrangements, which represent, in part, operating cost recovery from working interest owners in certain processing plants and is recorded when earned in accordance with the terms of the related agreement.
SemLogistics
The main activities of SemLogistics are the receipt, storage and redelivery of clean petroleum and crude oil products via sea-going vessels. SemLogistics’ revenue is based on fixed-fee storage tank leases and related services.
SemMexico
SemMexico’s revenue is based on contractual arrangements with customers for liquid asphalt cement.

Results of Operations
Consolidated Results of Operations

	Year Ended December 31,
(in thousands)	2016	2015	2014
Revenues	$1,332,164	$1,455,094	$2,122,579
Expenses:
Costs of products sold	873,431	979,549	1,623,358
Operating	212,099	224,443	246,613
General and administrative	83,908	97,366	87,845
Depreciation and amortization	98,804	100,882	98,397
Loss on disposal or impairment, net	16,048	11,472	32,592
Total expenses	1,284,290	1,413,712	2,088,805
Earnings from equity method investments	73,757	81,386	64,199
Gain (loss) on issuance of common units by equity method investee	(41)	6,385	29,020
Operating income	121,590	129,153	126,993
Other expense (income):
Interest expense	62,650	69,675	49,044
Foreign currency transaction loss (gain)	4,759	(1,067)	(86)
Other expense (income), net	29,650	(15,801)	(20,536)
Total other expenses	97,059	52,807	28,422
Income from continuing operations before income taxes	24,531	76,346	98,571
Income tax expense (benefit)	11,268	33,530	46,513
Income from continuing operations	13,263	42,816	52,058
Loss from discontinued operations, net of income taxes	(1)	(4)	(1)
Net income	$13,262	$42,812	$52,057
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
Interest expense
Interest expense decreased in 2016 to $63 million from $70 million in 2015. The decrease is primarily the result of a $16 million increase in capitalized interest, primarily on the Maurepas Pipeline, partially offset by increased interest expense due to higher average outstanding debt balances as compared to the prior year. Capitalized interest recorded for the fourth quarter of 2016 includes an immaterial out of period adjustment of $6.3 million related to under capitalization of interest in the prior year.
Interest increased in 2015 to $70 million from $49 million in 2014. This increase is primarily the result of incremental interest expense of $11 million related to $400 million of 5.625% senior unsecured notes Rose Rock sold in July 2014 and $12 million related to $350 million of 5.625% senior unsecured notes that Rose Rock sold in May 2015.
Other expense/income
Other expense increased in 2016 to $30 million from $16 million of other income in 2015, primarily due to a $39.8 million other-than-temporary impairment recorded on our NGL Energy common units, partially offset by a $9.1 million gain on the sale of remaining NGL Energy common units in 2016, as compared with prior year gains on the sale of NGL Energy common units.
During the fourth quarter of 2015, the market price of NGL Energy common units fell below our carrying value per unit and remained below our carrying value as of March 31, 2016. At December 31, 2015, in accordance with ASC 320-10-S99 “Investments - Debt and Equity Securities,” we assessed whether such decline in value was other-than-temporary. During this initial assessment, the decrease in value was determined not to be other-than-temporary. The evidence management considered in such assessment included the nature and volatility of such decline, as well as the latest public financial guidance, condition, and results of NGL Energy. Subsequently, we continued to monitor events and developments and, based on NGL Energy's April 21, 2016, announcement of a reduction in its quarterly distribution and lowering of financial performance guidance, we concluded that the decline in the value of our investment was other-than-temporary as of March 31, 2016. As such, we recorded an impairment of $39.8 million to our investment in the limited partner units of NGL Energy for the year ended December 31, 2016. The value of our limited partner investment in NGL Energy was written-down to the market price of $11.04 per share on December 31, 2015, the date through which we had recorded our equity in earnings. These units were subsequently sold in the second quarter of 2016.
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
Results of Operations by Reporting Segment

Crude Transportation

	Year Ended December 31,
(in thousands)	2016	2015	2014
Revenues:
Pipeline transportation	$28,752	$31,650	$28,816
Truck transportation	62,979	65,362	66,742
Total revenues	91,731	97,012	95,558
Expenses:
Operating	69,605	73,554	71,230
General and administrative	6,916	9,164	9,012
Depreciation and amortization	24,483	35,500	33,679
Loss on disposal or impairment, net	2,837	9,621	467
Total expenses	103,841	127,839	114,388
Earnings from equity method investment	71,569	76,355	61,856
Operating income	$59,459	$45,528	$43,026
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
2016 versus 2015
Revenue
Pipeline transportation revenue decreased to $29 million in 2016 from $32 million in 2015. The change is due to a decrease in fixed margin activity which is now reported with other product revenues in the Crude Supply and Logistics segment and was replaced in the Crude Transportation segment with intersegment usage fees. Beginning January 2016, Crude Transportation is charging Crude Supply and Logistics to move barrels through the pipeline system. This decrease was partially offset with a $5.1 million increase on the WOT due to additional volume.
Truck transportation revenue decreased slightly to $63 million in 2016 from $65 million in 2015.
Operating Expense
Operating expense decreased in 2016 to $70 million from $74 million in 2015. The decrease included reductions to allocated overhead, maintenance and repair and offices expenses. These costs were partially offset by increases in employment costs, outside services and insurance and taxes.
General and Administrative Expense
General and administrative expense decreased to $7 million in 2016 from $9 million in 2015. The decrease is a result of a reduction in overhead allocation, partially offset with increases in insurance and taxes and outside services.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased in 2016 to $24 million from $36 million in 2015. The decrease is due to approximately $14.1 million of prior year expense related to the reduction of the useful life of a 163-mile section of the Kansas and Oklahoma pipeline system in 2014.
Earnings from Equity Method Investment
This segment's equity method investments are White Cliffs and Glass Mountain. Earnings from both equity method investments declined in 2016 due to market conditions. Earnings from White Cliffs decreased by approximately $1.2 million in 2016 compared to 2015 and earnings from Glass Mountain decreased by approximately $3.5 million in 2016 compared to 2015.
2015 versus 2014
Revenue
Pipeline transportation revenue increased to $32 million in 2015 from $29 million in 2014. The increase was due to higher volumes on the WOT and the Tampa pipeline, partially offset by reductions in fixed-margin and other fee-based activity.
Truck transportation revenue decreased to $65 million in 2015 from $67 million in 2014. The decrease was due to a higher concentration of shorter haul activity despite higher volumes.
Operating Expense
Operating expense increased in 2015 to $74 million from $71 million in 2014. The increase was primarily due to additional employment and insurance and taxes resulting from a full year of operations from the crude oil trucking assets acquired in June 2014 as well as additional operating expense from the extension of the WOT in early 2015.
General and Administrative Expense
General and administrative expense remained constant at $9 million in 2015 and 2014.
Depreciation and Amortization Expense
Depreciation and amortization expense increased in 2015 to $36 million from $34 million in 2014. The increase in depreciation expense was due to the 2014 revision of the estimated useful life relating to a 163-mile section of the Kansas and Oklahoma pipeline system, together with depreciation expense increases due to project completions.
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

When considering operating performance projections, we included industry economic conditions, current crude oil prices and the forward price curve. Due to the imprecise nature of our projections and assumptions, actual results can and often do differ from our estimates. We continue to monitor our projections and differences from our projections could lead to a future impairment charge.
Earnings From Equity Method Investment
Crude Transportation's equity method investments are White Cliffs and Glass Mountain. The increase was due to our commissioning of White Cliffs' second line in August 2014. Earnings from White Cliffs increased by approximately $13 million in 2015 compared to 2014 and earnings from Glass Mountain increased by approximately $2 million in 2015 compared to 2014.

Crude Facilities

	Year Ended December 31,
(in thousands)	2016	2015	2014
Revenues	$56,630	$45,936	$44,007
Expenses:
Operating	9,591	8,585	7,881
General and administrative	4,522	3,594	3,874
Depreciation and amortization	7,781	5,829	5,365
Gain on disposal or impairment, net	—	—	(34)
Total expenses	21,894	18,008	17,086
Operating income	$34,736	$27,928	$26,921

2016 versus 2015
Revenue
Revenue increased to $57 million in 2016 from $46 million in 2015. Effective January 2016, Crude Facilities began charging Crude Supply and Logistics for the use of storage and unloading facilities. As a result, the increase was primarily due to intersegment pump-over activity of $5.4 million, the addition of intersegment storage of $4.8 million, third-party unloading revenue of $2.8 million and intersegment unloading activity of $0.5 million. These increases were partially offset by a reduction in third-party storage revenue of $2.9 million, as the average capacity used internally for crude oil operations and marketing activities increased to 1.3 million barrels from 1.1 million barrels.
Operating Expense
Operating expense increased slightly in 2016 to $10 million from $9 million in 2015. The increase is primarily due to higher employment expense, field expense, outside services, maintenance and repair and other, partially offset with reductions in allocated overhead.
General and Administrative Expense
General and administrative expense increased slightly to $5 million in 2016 from $4 million in 2015 due to increases in allocated overhead.
Depreciation and Amortization Expense
Depreciation and amortization expense increased in 2016 to $8 million from $6 million in 2015. The increase was due to capital project completions.

2015 versus 2014
Revenue
Revenue increased in 2015 to $46 million from $44 million in 2014. The increase was primarily due to additional unloading volumes at Platteville and additional pumpover activity at our storage facilities.
Operating Expense
Operating expense increased slightly in 2015 to $9 million from $8 million in 2014. The increase was due to additional operations support expenses from segment corporate headquarters and increased outside services.
General and Administrative Expense
General and administrative expense remained constant at $4 million in 2015 and 2014.
Depreciation and Amortization Expense
Depreciation and amortization expense increased in 2015 to $6 million from $5 million in 2014. The increase was due to capital project completions.

Crude Supply and Logistics

	Year Ended December 31,
(in thousands)	2016	2015	2014
Revenues	$716,570	$716,784	$1,169,372
Expenses:
Costs of products sold	689,935	686,790	1,142,202
Operating	3,621	995	753
General and administrative	3,356	814	817
Depreciation and amortization	185	159	549
Loss (gain) on disposal or impairment, net	227	(3)	(42)
Total expenses	697,324	688,755	1,144,279
Operating income	$19,246	$28,029	$25,093
2016 versus 2015
Revenue
Revenue remained constant in 2016 and 2015 at $717 million.

	Year Ended December 31,
(in thousands)	2016	2015	2014
Gross product revenue(1)	$3,118,759	$2,783,642	$3,201,882
Nonmonetary transaction adjustment(1)	(2,401,200)	(2,064,958)	(2,034,131)
Unrealized gain (loss) on derivatives, net	(989)	(1,900)	1,621
Product revenue	$716,570	$716,784	$1,169,372
(1) In prior years, product revenue related to certain commodity purchase and sales activity performed around our pipelines was reported in the Crude Transportation segment. In the current year, these product revenues are reflected in the Crude Supply and Logistics segment and have been replaced in the Crude Transportation segment with intersegment transportation fees which have been charged to Crude Supply and Logistics. Prior year gross product revenue and nonmonetary transaction adjustment amounts in the table above and price and volume analysis below have been recast to be consistent with the current presentation.
Gross product revenue increased in 2016 to $3.1 billion from $2.8 billion in 2015. The increase was primarily due to an increase in the volume sold to 75 million barrels at an average sales price of $42 per barrel in 2016 from the volume sold of 57 million barrels at an average sales price of $49 per barrel in 2015.

Gross product revenue was reduced by $2.4 billion and $2.1 billion during 2016 and 2015, respectively, in accordance with Accounting Standards Codification (ASC) 845-10-15, "Nonmonetary Transactions," ("ASC 845-10-15"). ASC 845-10-15 requires that certain transactions -- those where inventory is purchased from a customer then resold to the same customer -- to be presented in the income statement on a net basis, resulting in a reduction of revenue and costs of products sold by the same amount.
Cost of Products Sold
Costs of products sold increased in 2016 to $690 million (including $37.6 million intersegment transportation expense) from $687 million in 2015 (including $15 million intersegment transportation expense). The cost of products sold reflect reductions of $2.4 billion and $2.1 billion in 2016 and 2015, respectively, in accordance with ASC 845-10-15. There was an increase in the barrels sold, as described above, combined with a decrease in the average per barrel cost of crude oil to $41 in 2016 from $48 in 2015.
Operating Expense
Operating expense increased in 2016 to $4 million from $1 million in 2015 due to increases in employment, outside services and insurance and taxes.
General and Administrative Expense
General and administrative expense increased to $3 million in 2016 from $1 million in 2015 due to increases in allocated overhead.
General
In every other category of expense, the amounts for the year ended 2016 are roughly equivalent to those for the year ended 2015.
2015 versus 2014
Revenue
Revenue decreased to $0.7 billion in 2015 from $1.2 billion in 2014.
Gross product revenue decreased in 2015 to $2.8 billion from $3.2 billion in 2014. The decrease was primarily due to an increase in the volume sold to 57 million barrels in 2015 compared to 35 million barrels sold in 2014, but with a lower average sales price of $49 per barrel in 2015 compared to $91 per barrel in 2014.
Gross product revenue was reduced by $2.1 billion and $2.0 billion during 2015 and 2014, respectively, in accordance with ASC 845-10-15.
Costs of Products Sold
Costs of products sold decreased in 2015 to $687 million (including $15 million intersegment transportation expense) from $1.1 billion in 2014, (including $11 million intersegment transportation expense). The cost of products sold reflects reductions of $2.1 billion and $2.0 billion in 2015 and 2014, respectively, in accordance with ASC 845-10-15. The decrease was primarily due to an increase in the barrels sold, as described above, combined with a decrease in the average per barrel cost of crude oil to $48 in 2015 from $91 in 2014.
General
In every other category of expense, the amounts for the year ended 2015 are roughly equivalent to those for the year ended 2014.

SemGas

	Year Ended December 31,
(in thousands)	2016	2015	2014
Revenues	$218,970	$252,174	$380,183
Expenses:
Costs of products sold	120,516	144,554	276,852
Operating	31,924	34,198	32,296
General and administrative	9,337	9,921	9,228
Depreciation and amortization	36,170	31,803	26,353
Loss on disposal or impairment, net	13,051	1,832	20,092
Total expenses	210,998	222,308	364,821
Operating income	$7,972	$29,866	$15,362
2016 versus 2015
Revenue
Revenue decreased in 2016 to $219 million from $252 million in 2015. The decrease was primarily due to lower volume (116,748 MMcf in 2016 versus 144,381 MMcf in 2015), lower average natural gas NYMEX price of $2.46/MMbtu in 2016 versus $2.67/MMbtu in 2015 and decreased fees of $52 million in 2016 versus $59 million in 2015 due to lower volume. The decrease was offset, in part, by a higher average NGL basket price of $0.65/gallon in 2016 versus $0.62/gallon in 2015.
Costs of Products Sold
Costs of products sold decreased in 2016 to $121 million from $145 million in 2015. The decrease was attributable to lower prices and volume processed in northern Oklahoma.
Operating Expense
Operating expense decreased in 2016 to $32 million from $34 million in 2015. This decrease was due to lower field expense (which includes materials and supplies, lubricants, water disposal, electricity and fuel), outside services, equipment lease, employment and office expense. All decreases are primarily driven by lower volume in northern Oklahoma. These decreases were offset by increases in maintenance/repair and taxes.
General and Administrative Expense
General and administrative expense decreased slightly in 2016 to $9 million from $10 million in 2015. This decrease was due primarily to lower employment costs and insurance, offset by an increase in corporate allocations. All decreases were primarily driven by the decline in volume in northern Oklahoma.
Depreciation and Amortization Expense
Depreciation and amortization expense increased in 2016 to $36 million from $32 million in 2015. The increase was due to on-going asset expansion in northern Oklahoma.
Loss on Disposal or Impairment, Net
Net loss on disposal or impairment increased in 2016 to $13 million from $2 million in 2015. This increase was primarily due to a $13.1 million goodwill impairment recorded at March 31, 2016. The 2015 loss was due to the sale of certain gas gathering and compression assets in Kansas.
In March 2016, our SemGas segment revised the volume forecast for its northern Oklahoma system based on revised volume forecasts provided by certain producers who have chosen to adjust plans for production following release of the Oklahoma Corporation Commission's Regional Earthquake Response Plan which curtails the amount of volume that can be injected into disposal wells. Based on the reduction to our forecast, we tested our SemGas segment's assets, finite-lived intangible and goodwill for impairment at March 31, 2016. No impairment was indicated for SemGas' long-lived assets and finite-lived intangible based on an undiscounted cash flow analysis. However, we did record an impairment of SemGas' goodwill for the entire balance of $13.1 million.

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
2015 versus 2014
Revenue
Revenue decreased in 2015 to $252 million from $380 million in 2014. The decrease was primarily due to a lower average natural gas NYMEX price of $2.67/MMbtu versus $4.41/MMbtu and a lower average NGL basket price of $0.62/gallon versus $0.96/gallon. The decrease was offset, in party, by higher volume (144,381 MMcf versus 106,902 MMcf) and increased fees ($59 million versus $37 million).
Costs of Products Sold
Costs of products sold decreased in 2015 to $145 million from $277 million in 2014. The decrease was attributable to lower prices, offset by the increased volume processed in northern Oklahoma.
Operating Expense
Operating expense increased in 2015 to $34 million from $32 million in 2014. This increase was due to higher insurance expense, outside services, employment and office expense. All increases were primarily driven by the growth in volume and assets in northern Oklahoma.
General and Administrative Expense
General and administrative expense increased in 2015 to $10 million from $9 million in 2014. This increase was due primarily to employment costs and higher corporate allocations, offset by a decrease in outside services. All increases are primarily driven by the growth in volume and assets in northern Oklahoma.
Depreciation and Amortization Expense
Depreciation and amortization expense increased in 2015 to $32 million from $26 million in 2014. The increase was due to a significant asset expansion in northern Oklahoma.
Loss on Disposal or Impairment, Net
Net loss on disposal or impairment decreased in 2015 to $2 million from $20 million in 2014. In 2015, we sold certain gas gathering and compression assets in Kansas for approximately $1.0 million, resulting in a loss of approximately $1.7 million. These assets were viewed as non-core. In 2014, we sold certain natural gas gathering assets in eastern Oklahoma resulting in a loss of approximately $20 million.

SemCAMS

	Year Ended December 31,
(in thousands)	2016	2015	2014
Revenues	$133,216	$136,197	$176,724
Expenses:
Costs of products sold	122	276	344
Operating	79,830	85,683	114,587
General and administrative	14,363	15,142	17,417
Depreciation and amortization	16,867	12,940	14,295
Gain on disposal or impairment, net	—	(917)	(950)
Total expenses	111,182	113,124	145,693
Operating income	$22,034	$23,073	$31,031
2016 versus 2015
Revenue
Revenue decreased in 2016 to $133 million from $136 million in 2015. This decrease was primarily due to changes in foreign exchange rates between periods, a decrease in gathering and processing revenues related to fee concession arrangements with producers, lower operating costs recoveries, lower maintenance capital recovery and lower overhead recoveries of $4.6 million, $4.5 million, $3.4 million, $2.6 million and $0.9 million, respectively. These decreases were offset by a net $9.2 million in higher gathering and processing revenue ($11.7 in revenue, excluding a decrease of $2.5 million in gathering and processing revenues related to a 30-day unplanned outage at the K3 plant during the second quarter of 2016) and an increase in fees of $3.8 million on true-up of take-or-pay minimum volume commitments.
Operating Expense
Operating expense decreased in 2016 to $80 million from $86 million in 2015. This decrease was primarily due to lower costs for power, materials, accretion and the impact of changes in foreign exchange rates between periods. These decreases were partially offset by increased repair costs and higher greenhouse gas credit purchases.
General and Administrative Expense
General and administrative expense decreased slightly in 2016 to $14 million from $15 million in 2015. This decrease was primarily the result of lower compensation costs and the impact of changes in foreign exchange rates between periods.
Depreciation and Amortization Expense
Depreciation and amortization expense increased in 2016 to $17 million from $13 million in 2015. This increase was related to project completions which resulted in increased depreciation expense, offset by the impact of foreign exchange rate changes between periods.
2015 versus 2014
Revenue
Revenue decreased in 2015 to $136 million from $177 million in 2014. This decrease was primarily due to lower operating cost flow through expense recoveries, lower overhead recoveries, reduced other miscellaneous revenue of $14.0 million, $3.5 million and $2.1 million, respectively. Foreign exchange changes reduced revenue by an additional $21.4 million.
Operating Expense
Operating expense decreased in 2015 to $86 million from $115 million in 2014. This decrease was primarily related to lower costs for contract labor, power and materials and changes in foreign exchange rates between periods.

General and Administrative Expense
General and administrative expense decreased in 2015 to $15 million from $17 million in 2014. This decrease was primarily the result of lower incentive compensation and foreign exchange rate changes between periods offset, in part, by higher salary and pension costs.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased in 2015 to $13 million from $14 million in 2014. This decrease results mainly from foreign exchange gains, offset by higher depreciation due to completed capital projects, net of reductions in depreciation due to certain assets reaching the end of their depreciable lives.

SemLogistics

	Year Ended December 31,
(in thousands)	2016	2015	2014
Revenues	$24,725	$24,351	$12,650
Expenses:
Costs of products sold	30	—	615
Operating	7,603	9,616	8,361
General and administrative	5,917	7,486	6,139
Depreciation and amortization	7,676	8,543	10,005
Loss (gain) on disposal or impairment, net	—	—	(2,490)
Total expenses	21,226	25,645	22,630
Operating income (loss)	$3,499	$(1,294)	$(9,980)
2016 versus 2015
Revenue
Revenue increased slightly in 2016 to $25 million from $24 million in 2015. Approximately $4.6 million of this increase was due to increased volume and $0.6 million is due to higher rates. These increases were offset, in part, by an approximately $3.3 million decrease due to the impact of changes in foreign exchange rates between periods and lower throughput fees of $1.3 million.
Storage revenue increased during 2016 due to the lower crude oil and product prices supporting storage economics. Also future oil prices during 2016 were predominantly in a contango structure where future prices are higher than current prices. Such a price structure encourages commodities to be stored for sale in the future. The higher storage volume was due to the refurbishment of storage capacity which returned to service during 2015 and 2016.
Operating Expense
Operating expense decreased in 2016 to $8 million from $10 million in 2015. This decrease was primarily the result of lower maintenance and operating expenses and changes in foreign exchange rates between periods.
General and Administrative Expense
General and administrative expense decreased slightly in 2016 to $6 million from $7 million in 2015. This decrease was primarily the result of a property tax refund.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased in 2016 to $8 million from $9 million in 2015. This decrease was primarily the result of changes in foreign exchange rates between periods.

2015 versus 2014
Revenue
Revenue increased in 2015 to $24 million from $13 million in 2014. The increase was due to increased volume, higher rates and higher throughput fees offset, in part, by foreign exchange declines.
Storage and throughput revenue increased during 2015 due to the lower crude oil and product prices supporting storage economics. Also future oil prices during 2015 were predominantly in a contango structure where future prices are higher than current prices. Such a price structure encourages commodities to be stored for sale in the future.
Operating Expense
Operating expense increased in 2015 to $10 million from $8 million in 2014. This increase was primarily the result of higher employee costs, mooring fees and environmental costs.
General and Administrative Expense
General and administrative expense increased in 2015 to $7 million from $6 million in 2014. This increase was primarily the result of increased employee costs.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased in 2015 to $9 million from $10 million in 2014. This decrease was primarily the result of foreign exchange declines.
Gain on Disposal or Impairment
We recorded a gain of $2 million during 2014 as a result of the dissolution of a SemLogistics affiliate. This intercompany gain was offset by a loss of an equal amount in consolidation.

SemMexico

	Year Ended December 31,
(in thousands)	2016	2015	2014
Revenues	$138,802	$211,291	$290,869
Expenses:
Costs of products sold	111,308	174,647	252,082
Operating	7,700	10,648	10,576
General and administrative	9,789	10,297	12,125
Depreciation and amortization	3,752	4,076	6,031
Loss (gain) on disposal or impairment, net	(67)	85	(53)
Total expenses	132,482	199,753	280,761
Operating income	$6,320	$11,538	$10,108
2016 versus 2015
Revenue
Revenue decreased in 2016 to $139 million from $211 million in 2015. This decrease was due to significantly lower sales price ($443/metric ton in 2016 versus $578/metric ton in 2015) and the impact of foreign exchange rate changes between periods of $49 million and $26 million, respectively, partially offset by slightly higher volume (366 thousand metric tons in 2016 versus 361 thousand metric tons in 2015) of $3 million.
Costs of Products Sold
Costs of products sold decreased in 2016 to $111 million from $175 million in 2015 primarily due to lower costs and the impact of foreign exchange rate changes between periods of $44 million and $21 million, respectively, partially offset by higher volume of $2 million.

Operating Expense
Operating expense decreased in 2016 to $8 million from $11 million in 2015 due to bad debt collection and the impact of foreign exchange rate changes between periods.
General
In every other category of expense, the amounts for the year ended 2016 are roughly equivalent to those for the year ended 2015.
2015 versus 2014
Revenue
Revenue decreased in 2015 to $211 million from $291 million in 2014. This decrease was due to foreign exchange loss, lower volume (361 thousand metric tons in 2015 versus 404 thousand metric tons in 2014) and lower sales price ($578/metric ton in 2015 versus $713/metric ton in 2014) of $38 million, $31 million and $9 million, respectively.
Costs of Products Sold
Costs of products sold decreased in 2015 to $175 million from $252 million in 2014 due to foreign exchange loss, lower volume and lower costs of $32 million, $27 million and $18 million, respectively.
General and Administrative Expense
General and administrative expense decreased in 2015 to $10 million from $12 million in 2014. This decrease was primarily the result of a foreign exchange loss.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased in 2015 to $4 million from $6 million in 2014. This decrease was due primarily to certain assets reaching the end of their estimated useful lives in November 2014.

Corporate and Other

	Year Ended December 31,
(in thousands)	2016	2015	2014
Revenues	$(48,480)	$(28,651)	$(46,784)
Expenses:
Costs of products sold	(48,480)	(26,718)	(48,737)
Operating	2,225	1,164	929
General and administrative	29,708	40,948	29,233
Depreciation and amortization	1,890	2,032	2,120
Loss on disposal or impairment, net	—	854	15,602
Total expenses	(14,657)	18,280	(853)
Earnings from equity method investments	2,147	11,416	31,363
Operating loss	$(31,676)	$(35,515)	$(14,568)
Corporate and Other is not an operating segment. This table is included to permit the reconciliation of segment information to that of the consolidated Company. The amounts reported for the years ended December 31, 2015 and 2014 above have been recast to include non-operating entities which were previously included in our SemCrude segment and the historical results of our former SemStream segment. SemStream holds our equity method investment in NGL Energy which is no longer material subsequent to the April 2016 sale of our limited partner interest. Earnings from equity method investments in the table above relates to our investment in NGL Energy.

General and Administrative Expense
General and administrative expense decreased in 2016 to $30 million from $41 million in 2015. This decrease is due primarily to business development expenses related to the Maurepas Pipeline incurred in 2015. These business development expenses are also responsible for the increase in 2015 as compared to 2014.
Loss on Disposal or Impairment, Net
Loss on disposal or impairment decreased in 2015 to $1 million from $16 million in 2014. This decrease is due primarily to an impairment charge in 2014 of approximately $12 million related to leaseholds of unproved oil and gas properties, which did not occur in 2015. The remaining $4 million decrease relates to intercompany balances which were written off in 2014.

Liquidity and Capital Resources
Sources and Uses of Cash
Our principal sources of short-term liquidity are cash generated from our operations and borrowings under our revolving credit facility. The consolidated cash balance on December 31, 2016 was $74.2 million. Of this amount, $44.2 million was held in Canada and may be subject to tax if transferred to the U.S. Potential sources of long-term liquidity include issuances of debt securities and equity securities and the sale of assets. Our primary cash requirements currently are operating expenses, capital expenditures and our quarterly dividends. In general, we expect to fund:

•	operating expenses, maintenance capital expenditures and cash dividends through existing cash and cash from operating activities;

•	expansion capital expenditures and any working capital deficits through cash on hand, borrowings under our credit facility and the issuance of debt securities and equity securities;

•	acquisitions through cash on hand, borrowings under our credit facility and the issuance of debt securities and equity securities; and

•	debt principal payments through cash from operating activities and refinancings when the credit facility becomes due.
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
The following table summarizes our changes in unrestricted cash for the periods presented:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Statement of cash flow data:
Cash flows provided by (used in):
Operating activities	$169,974	$181,762	$181,658
Investing activities	(228,284)	(442,141)	(290,225)
Financing activities	75,909	277,027	73,308
Subtotal	17,599	16,648	(35,259)
Effect of exchange rate on cash and cash equivalents	(1,479)	850	(3,494)
Change in cash and cash equivalents	16,120	17,498	(38,753)
Cash and cash equivalents at beginning of period	58,096	40,598	79,351
Cash and cash equivalents at end of period	$74,216	$58,096	$40,598
Operating Activities
The components of operating cash flows can be summarized as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Net income	$13,262	$42,812	$52,057
Non-cash expenses, net	179,667	154,156	152,966
Changes in operating assets and liabilities	(22,955)	(15,206)	(23,365)
Net cash flows provided by operating activities	$169,974	$181,762	$181,658
2016 Compared to 2015
Adjustments to net income for non-cash expenses increased to $179.7 million in 2016 from $154.2 million in 2015. Significant changes from prior year include:

•
$45.2 million increase due to the current year other-than-temporary impairment recorded on our limited partner investment in NGL Energy, partially offset by current year gain on the sale of our common limited partner units of NGL Energy, and prior year gains on the sale of a portion of our common limited partner units of NGL Energy, net of related costs;

•	a $7.6 million increase due to lower current year earnings from equity method investments as compared with the prior year primarily due to Glass Mountain and NGL Energy;

•	an increase of $6.4 million due to a small current year loss on the issuance of common units of an equity method investee as compared to prior year gains;

•	a $5.8 million increase due to current year currency losses as compared to prior year currency gains;

•	an increase of $4.6 million in losses on disposal and impairments primarily due to the impairment of our SemGas segment's goodwill in the current year; and

•	an increase of $2.5 million in amortization of debt issuance costs primarily due to the write-off of costs related to the Rose Rock credit facility which was terminated.
These increases to non-cash adjustment to net income were offset by:

•	a decrease of $20.8 million in deferred tax expense primarily due to lower pre-tax book income net of amounts attributable to noncontrolling interests;

•	a $19.0 million decrease in distributions from equity method investees due to the disposition of our limited partner unit investment in NGL Energy and lower volumes on Glass Mountain;

•	a $2.6 million decrease due to prior year inventory valuation adjustments which did not reoccur in the current year; and

•	a $2.1 million decrease in depreciation and amortization expense.
Changes in operating assets and liabilities during the year ended December 31, 2016 relative to the prior year-end consisted primarily of:

•	$110.4 million increase in accounts receivable, including receivable from affiliates, generally due to higher commodity prices and volumes;

•
$30.7 million increase in inventory primarily due to increased inventory of our Crude Supply and Logistics segment due to an additional 0.3 million barrels of crude oil on hand at a higher weighted average cost;

•	$116.2 million increase in accounts payable, including payable to affiliates, and accrued liabilities generally due to higher prices and volumes and timing of purchases; and

•	$2.6 million increase in other noncurrent liabilities.
2015 Compared to 2014
Non-cash expenses increased to $154.2 million in 2015 from $153.0 million in 2014. Significant changes from prior year include:

•
$21.1 million decrease in net losses on disposals or impairments primarily due to losses recognized in 2014 related to a $20.1 million loss on the sale of certain natural gas gathering assets in eastern Oklahoma and an $11.9 million impairment charge on leaseholds of unproved oil and gas properties located in Kansas;

•
$10.2 million increase in distributions from equity method investees and a $17.2 million increase in earnings from equity method investments primarily due to increased earnings of White Cliffs from expansion projects;

•	a lower gain on the sale of common units of equity method investee of $19.7 million due to fewer common units of NGL Energy sold and lower sales prices in 2015 as compared to 2014;

•	$13.4 million due to prior year losses on the fair value of warrants which expired in November 2014;

•	$7.0 million decrease in deferred tax expense primarily due to lower pre-tax book income net of minority interest in Rose Rock and prior year impact of warrant exercise expense; and

•	$3.1 million decrease in inventory valuation adjustments due to smaller write-downs of crude oil inventories related to price declines in 2015 as compared to 2014.
Changes in operating assets and liabilities during the year ended December 31, 2015, relative to the prior year consisted primarily of:

•
$31.0 million increase in inventory primarily due to increased inventory of our Crude Supply and Logistics segment due to an additional 1.1 million barrels of crude oil on hand which partially relates to a strategic build to capture margins due to forward market crude oil prices being higher than spot market prices;

•	$20.0 million decrease in accounts receivable, including receivable from affiliates, generally due to lower commodity prices and volumes;

•	$5.9 million decrease in accounts payable, including payable to affiliates, and accrued liabilities generally due to lower prices and volumes and timing of purchases; and

•	restricted cash and payables to pre-petition creditors decreased due to resolution of bankruptcy related matters.
Investing Activities
For the year ended December 31, 2016, we had net cash outflows of $228.3 million, primarily as a result of $312.5 million in capital expenditures and $4.2 million in contributions to equity method investments. These cash outflows were offset, in part, by cash inflows of $60.5 million in proceeds from the sale of common units of NGL Energy, an equity method investee, and $27.7 million in distributions from equity method investments in excess of equity in earnings. Capital expenditures included the Crude Transportation segment's projects including the Maurepas Pipeline project, our SemGas segment's northern Oklahoma expansion projects and SemCAMS' Wapiti expansion. Distributions in excess of equity earnings represent cash distributions from White Cliffs and Glass Mountain in excess of our cumulative equity in earnings and are accounted for as a return of investment.
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
Financing Activities
For the year ended December 31, 2016, we had net cash inflows of $75.9 million, primarily as a result of $382.5 million of borrowings (offset by $396.9 million of principal payments) and $223.0 million in proceeds from the issuance of common shares (net of offering costs), partially offset by $92.9 million of dividends paid, $32.1 million of cash distributions to noncontrolling interests and $7.7 million of payments related to debt issuances. Debt issuance costs primarily relate to the increase in the capacity of the SemGroup credit facility.

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
For the year ended December 31, 2014, we had net cash inflows of $73.3 million, primarily as a result of $152.0 million of net borrowings on debt ($1.3 billion of borrowings, net of $1.1 billion of principal payments), $44.2 million of dividends paid, $28.5 million of cash distributions to noncontrolling interests and $8.7 million of payments related to debt issuances. Net borrowings were primarily used to fund acquisitions and capital expenditures. Debt issuance costs primarily related to the issuance of Rose Rock's senior unsecured notes due 2022.
Long-term Debt
SemGroup Senior Unsecured Notes
At December 31, 2016, we had outstanding $300 million of 7.50% senior unsecured notes due 2021, $400 million of 5.625% senior unsecured notes due 2022 and $350 million of 5.625% senior unsecured notes due 2023 (collectively, the "Notes"). The Notes are governed by indentures, as supplemented, between the Company and its subsidiary Guarantors and Wilmington Trust, N.A., as trustee (the “Indentures”). The Indentures includes customary covenants and events of default.
At December 31, 2016, we were in compliance with the terms of the Indentures.
SemGroup Revolving Credit Facility
At December 31, 2016, we had $20.0 million of cash borrowings outstanding under our $1.0 billion revolving credit facility. In addition, we had $41.4 million in outstanding letters of credit on that date. At December 31, 2016, our available borrowing capacity under the revolving credit facility was $938.6 million. The maximum letter of credit capacity under this facility is $250 million. The credit facility also allows for the use of secured bilateral letters of credit, which are issued external to the credit facility and do not reduce revolver availability. At December 31, 2016, we had $26.8 million outstanding in secured bilateral letters of credit.
Revolving commitments under the credit agreement can be increased by an aggregate amount of $300 million subject to the satisfaction of certain conditions. The agreement matures on March 15, 2021. Earlier principal payments may be required if we enter into certain transactions to sell assets or obtain new borrowings. We have the right to make additional principal payments without incurring any penalties for early repayment. The credit agreement includes customary affirmative and negative covenants.
The credit agreement contains certain financial performance covenants.  For any test period, our leverage ratio cannot be in excess of 5.50:1.00; our senior secured leverage ratio cannot be in excess of 3.50:1.00; and our interest coverage ratio cannot be less than 2.50:1.00.
At December 31, 2016, we were in compliance with our financial performance covenants and other terms of the credit agreement.
Rose Rock Revolving Credit Facility

On September 30, 2016, we completed the acquisition of the outstanding common limited partner interests of Rose Rock which we did not already own (the "Merger"). Substantially all of Rose Rock's assets were pledged as collateral under its senior secured revolving credit facility agreement which was terminated following the Merger. Substantially all of Rose Rock's assets are now pledged as collateral under SemGroup's senior secured revolving credit facility. Rose Rock's senior unsecured notes were assumed by SemGroup.
SemMexico Revolving Credit Facility
SemMexico has a credit facility that allows the borrowing of up to $70 million Mexican pesos (U.S. $3.4 million equivalent at the December 31, 2016 exchange rate) which matures in May 2018. There were no outstanding borrowings on the facility at December 31, 2016. At December 31, 2016, SemMexico had outstanding letters of credit of $292.8 million Mexican pesos (U.S. $14.1 million equivalent at the December 31, 2016 exchange rate).

At December 31, 2016, we were in compliance with the terms of this facility.
Shelf Registration Statement
We have access to a universal shelf registration statement which provides us the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and our capital needs. This shelf registration statement expires in March 2019. On June 22, 2016, we issued and sold 8,625,000 shares of our Class A common stock, valued at $27.00 per share, to the public for proceeds of $228.5 million, net of underwriting fees and other offering costs of $4.3 million. Proceeds were used to repay borrowings on our revolving credit facility and were used for capital expenditures and general corporate purposes.
We have also established an "at the market" offering program under this shelf registration statement, which provides for the offer and sale, from time to time, of common shares having an aggregate offering price of up to $300 million. We are able to make sales over a period of time and from time to time in transactions at prices which are prevailing market prices at the time of sale, prices related to market prices or at negotiated prices. Such sales may be made pursuant to an Equity Distribution Agreement between us and certain agents who may act as sales agents or purchase for their own accounts as principals. To date, there have been no such sales.
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

During the year ended December 31, 2016, we spent $312.5 million (cash basis), on capital projects. Projected capital expenditures, excluding capitalized interest, for 2017 are estimated at $440 million in expansion projects, including capital contributions to equity method investees to fund growth projects, and $60 million in maintenance projects. These estimates may change as future events unfold. See "Cautionary Note Regarding Forward-Looking Statements."
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
The table below sets out the dividends declared and/or paid by SemGroup during 2016 and 2015.

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
Customer Concentration
Shell Trading (US) Company accounted for more than 10% of our consolidated revenues for the year ended December 31, 2016, at approximately 24%. Although we have contracts with customers of varying durations, if one or more of our major customers were to default on their contract, or if we were unable to renew our contract with one or more of these customers on favorable terms, we might not be able to replace any of these customers in a timely fashion, on favorable terms or at all. In any of these situations, our revenues and our ability to pay cash dividends to our stockholders may be adversely affected. We expect our exposure to risk of non-payment or non-performance to continue as long as we remain substantially dependent on a relatively small number of customers for a substantial portion of our revenues.
Our SemGas segment has a significant concentration of producers which account for a large portion of our SemGas segment's volumes. During the year ended December 31, 2016, three producers accounted for approximately 92% of our total processed volumes. During the year ended December 31, 2016, three producers accounted for 95% of our total gathered volumes. Additionally, all of the processing and gathering volumes from these customers are produced in the Northern Oklahoma region.
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

Commitments
Contractual Obligations
In the ordinary course of business we enter into various contractual obligations for varying terms and amounts. The following table includes our contractual obligations as of December 31, 2016, and our best estimate of the period in which the obligation will be settled (in thousands):

	2017	2018	2019	2020	2021	Thereafter
Long-term debt (1)	$—	$—	$—	$—	$320,000	$750,000
Interest (1)	66,949	66,949	66,949	66,956	52,959	49,047
Capital leases	26	25	—	—	—	—
Operating leases	4,516	4,218	3,871	3,517	3,545	10,018
Take-or-pay commitments (2)	28,305	31,335	30,396	28,179	18,704	38,708
Purchase commitments (3)	572,829	883	—	—	—	—
Capital expenditure expansion projects (4)	282,500	159,400	8,200	—	—	—
Total	$955,125	$262,810	$109,416	$98,652	$395,208	$847,773

(1)	Assumes interest rates, fee rates and letters of credit and loans outstanding as of December 31, 2016, and that same remain constant thereafter until maturity except for required principal payments.

(2)
Take-or-pay commitments include: (a) a five-year transportation take-or-pay agreement with White Cliffs for approximately 5,000 barrels per day which began in October 2015; (b) a seven-year transportation take-or-pay agreement for 5,000 barrels per day on a third-party pipeline which will begin once construction of the pipeline is complete, with an estimated completion of June 2017; and (c) a commitment related to fractionation of natural gas liquids through 2023.

(3)
The bulk of the commitments shown in the table above relate to agreements to purchase product from a counterparty and to sell a similar amount of product (in a different location) to the same counterparty. Many of the commitments shown in the table above are cancellable by either party, as long as notice is given within the time frame specified in the agreement (generally 30 to 120 days).

(4)	Capital expenditure expansion projects represent the construction of Maurepas Pipeline and the Canadian Wapiti Plant as well as our 50% interest in a 44-mile extension of the Glass Mountain Pipeline.
In addition to the items in the table above, we have entered into various operational commitments and agreements related to pipeline operations and to the marketing, transportation, terminalling and storage of petroleum products. We have also entered into certain petroleum products derivative instruments, for which the fair value is a net liability of $1.3 million at December 31, 2016.
Letters of Credit
In connection with our purchasing activities, we provide certain suppliers and transporters with irrevocable standby letters of credit to secure our obligation for the purchase of petroleum products. Our liabilities with respect to these purchase obligations are recorded as accounts payable on our balance sheet in the month the petroleum products are purchased. Generally, these letters of credit are issued for 70-day periods (with a maximum of 364-day periods) and are terminated upon completion of each transaction. At December 31, 2016 and December 31, 2015, we had outstanding letters of credit of approximately $82.3 million and $99.8 million, respectively.

Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements and related disclosures requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates and judgments that affect the reported amount of assets, liabilities, revenue, expenses and related disclosures of contingent assets and liabilities. The application of these policies involves judgments regarding future events, including the likelihood of success of particular projects and legal and regulatory challenges. These judgments, in and of themselves, could materially affect the financial statements and disclosures based on varying assumptions, which may be appropriate to use. In addition, the financial and operating environment may also have a significant effect, not only on the operation of the business, but on the results reported through the application of accounting measures used in preparing the financial statements and related disclosures, even if the nature of the accounting policies have not changed.
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

Accounting Policy	Judgment/Uncertainty Affecting Application
Income Taxes	Ability to withstand legal challenges of tax authority decisions or appeals
Anticipated future decisions of tax authorities
Application of tax statutes and regulations to transactions
Ability to use tax benefits carry forwards to future periods

Impairment of Long Lived Assets and Other Intangible Assets	Recoverability of investment through future operations
Regulatory and political environments and requirements
Estimated useful lives of assets
Environmental obligations and operational limitations
Identification of asset groups
Estimates of future cash flows
Estimates of fair value
Judgment about triggering events

Goodwill	Judgment about impairment triggering events
Identification of reporting units
Purchase price allocation
Estimates of reporting unit's fair value

Derivative Instruments	Instruments used in valuation techniques
Market maturity and economic conditions
Contract interpretation
Market conditions in the energy industry, especially the effects of price volatility on contractual commitments

Contingencies	Estimated financial impact of event
Judgment about the likelihood of event occurring
Regulatory and political environments and requirements
Income Taxes
At December 31, 2016, we had a cumulative U.S. federal net operating loss of approximately $146.6 million that can be carried forward to apply against taxable income generated in future years. This carry forward begins to expire in 2031. We had cumulative U.S. state net operating losses of approximately $94.8 million available for carry forward, which begin to expire in 2017. We had foreign net operating losses of $19.5 million available for indefinite carry forward and $7.8 million that will expire in 2036. We had foreign tax credits of approximately $62.1 million available for carry forward, which begin to expire in 2020.
Considerable judgment is required to determine the tax treatment of a particular item that involves interpretations of complex tax laws. We are subject to examination by taxing authorities for income tax returns filed in the U.S. federal jurisdiction and various state and foreign jurisdictions including Canada, Mexico and the U.K.
Evaluation of Long-Lived Assets and Other Intangible Assets for Impairment
In accordance with ASC 360, “Property, Plant and Equipment” and ASC 350, “Intangibles – Goodwill and Other”, we evaluate property, plant and equipment and intangible assets for impairment whenever indicators of impairment exist. Examples of such indicators are:

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
Goodwill
We apply ASC 805, “Business Combinations,” and ASC 350, “Intangibles – Goodwill and Other,” to account for goodwill. In accordance with these standards, goodwill has an indefinite life and is not amortized. However, goodwill is tested for impairment at least annually, or more frequently whenever an event or change in circumstances occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We test for impairment at the reporting unit level using three valuation approaches: first, the income approach which measures the value of an asset by the present value of its future economic benefit; second, the market approach which measures the value of an asset through the analysis of recent sales or offerings of comparable properties; and third, the cost approach which measures the value of an asset by the cost to reconstruct or replace it with another of like utility.
Estimation of future economic benefit requires management to make assumptions about numerous variables including selling prices, costs, the level of activity and appropriate discount rates. If it is determined that the fair value of a reporting unit is below its carrying amount, our goodwill will be impaired at that time.
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
Contingencies
We record a loss contingency when management determines that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Such determinations are subject to interpretations of current facts and circumstances, forecasts of future events and estimates of the financial impacts of such events. Gain contingencies are not recorded until realized.

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
We are exposed to various market risks, including changes in (i) petroleum prices, particularly crude oil, natural gas and natural gas liquids, (ii) interest rates, and (iii) currency exchange rates. We may use from time-to-time various derivative instruments to manage such exposure. Our risk management policies and procedures are designed to monitor physical and financial commodity positions and the resulting outright commodity price risk as well as basis risk resulting from differences in commodity grades, purchase and sale locations and purchase and sale timing. We have a risk management function that has responsibility and authority for our Risk Governance Policies, which govern our enterprise-wide risks, including the market risks discussed in this item. Subject to our Risk Governance Policies, our finance and treasury function has responsibility and authority for managing exposure to interest rates and currency exchange rates. To manage the risks discussed above, we engage in price risk management activities.
Commodity Price Risk
The table below outlines the range of NYMEX prompt month daily settle prices for crude oil and natural gas futures, and the range of daily propane spot prices provided by an independent, third-party broker for the years ended December 31, 2016, 2015 and 2014.

	Light Sweet Crude Oil Futures ($ per Barrel)	Mont Belvieu (Non-LDH) Spot Propane ($ per Gallon)	Henry Hub Natural Gas Futures ($ per MMBtu)
Year Ended December 31, 2016
High	$54.06	$0.71	$3.93
Low	$26.21	$0.29	$1.64
High/Low Differential	$27.85	$0.42	$2.29

Year Ended December 31, 2015
High	$61.43	$0.64	$3.23
Low	$34.73	$0.31	$1.75
High/Low Differential	$26.70	$0.33	$1.48

Year Ended December 31, 2014
High	$107.26	$1.70	$6.15
Low	$53.27	$0.46	$2.89
High/Low Differential	$53.99	$1.24	$3.26
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

However, the SemGas segment has exposure to commodity price risk because of the nature of certain contracts for which our fee is based on a percentage of proceeds or index related to the prices of natural gas, natural gas liquids and condensate. Given current volumes, liquid recoveries and contract terms, we estimate the following sensitivities over the next twelve months:

•	A $0.10 change in natural gas price would result in approximately a $2.4 million impact to gross margin.

•	A $0.10 change in natural gas liquids prices (Conway and Mont Belvieu) would result in approximately a $0.4 million impact to gross margin.
The above sensitivities may be impacted by changes in contract mix, change in production or other factors which are outside of our control.
Additionally, based on our open derivative contracts at December 31, 2016, an increase in the applicable market price or prices for each derivative contract would result in a decrease in our crude oil sales revenues. Likewise, a decrease in the applicable market price or prices for each derivative contract would result in an increase in our crude oil sales revenues. However, the increases or decreases in crude oil sales revenues we recognize from our open derivative contracts are substantially offset by higher or lower crude oil sales revenues when the physical sale of the product occurs. These contracts may be for the purchase or sale of crude oil or in markets different from the physical markets in which we are attempting to hedge our exposure, or may have timing differences relative to the physical markets. As a result of these factors, our hedges may not eliminate all price risks.
The notional volumes and fair value of our commodity derivatives open positions, as well as the change in fair value that would be expected from a 10% market price increase or decrease, is shown in the table below (in thousands):

	Notional Volume (Barrels)	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease	Settlement Date
Crude Oil:
Futures contracts	761	$(1,328)	$(4,088)	$4,088	January/February 2017
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
Interest Rate Risk
We use variable rate debt and are exposed to market risk due to the floating interest rates on our credit facilities. Therefore, from time-to-time we may use interest rate derivatives to manage interest obligations on specific debt issuances. Our variable rate debt bears interest at LIBOR or prime, subject to certain floors, plus the applicable margin. At December 31, 2016, an increase in these base rates of 1%, above the base rate floors, would increase our interest expense by $0.5 million per year.
The average interest rates presented below are based upon rates in effect at December 31, 2016 and December 31, 2015. The carrying value of the variable rate instruments in our credit facilities approximate fair value primarily because our rates fluctuate with prevailing market rates.

The following table summarizes our debt obligations:

Liabilities	December 31, 2016		December 31, 2015
Short-term debt—variable rate	$0.0	million	$0.0	million
Average interest rate	—%		—%
Long-term debt—variable rate	$20.0	million	$30.0	million
Average interest rate	4.75%		4.50%
Long-term debt—fixed rate	$300.0	million	$300.0	million
Fixed interest rate	7.50%		7.50%
Long-term debt—fixed rate	$750.0	million	$750.0	million
Fixed interest rate	5.625%		5.625%
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
A 10% change in the average exchange rate during the years ended December 31, 2016 and 2015, would change operating income by $6.0 million and $5.9 million, respectively.

Item 8. Financial Statements and Supplementary Data
The consolidated financial statements of the Company required to be included in this Form 10-K appear immediately following the signature page to this Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) are effective as of December 31, 2016. This conclusion is based on an evaluation conducted under the supervision and participation of our Chief Executive Officer and Chief Financial Officer along with our management. Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.
Our internal control over financial reporting as of December 31, 2016, has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report that is included herein.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended December 31, 2016, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item concerning our directors and corporate governance matters is incorporated by reference to the information in the sections entitled “PROPOSAL 1 – ELECTION OF DIRECTORS” and “CORPORATE GOVERNANCE,” respectively, of our Proxy Statement for the 2017 Annual Meeting of Stockholders (the “Proxy Statement”). The information required by this item with respect to the Section 16 ownership reports is incorporated by reference to the section entitled “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Proxy Statement. The information required by this item with respect to our executive officers is included in Part I of this Form 10-K under the section entitled “Executive Officers of the Registrant.” A copy of our Code of Business Conduct and Ethics is posted on our website at www.semgroupcorp.com.

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

2.2
Agreement and Plan of Merger dated as of May 30, 2016, by and among SemGroup Corporation, PBMS, LLC, Rose Rock Midstream, L.P. and Rose Rock Midstream GP, LLC (filed as Exhibit 2.1 to our current report on Form 8-K dated May 30, 2016, filed May 31, 2016).

3.1	Amended and Restated Certificate of Incorporation, dated as of November 30, 2009, of SemGroup Corporation (filed as Exhibit 3.1 to the Form 10).
3.2	Amended and Restated Bylaws, dated as of May 17, 2016, of SemGroup Corporation (filed as Exhibit 3 to our current report on Form 8-K dated May 17, 2016, filed May 19, 2016).
4.1	Form of stock certificate for our Class A Common Stock, par value $0.01 per share (filed as Exhibit 4.1 to the Form 10).
4.2	Form of stock certificate for our Class B Common Stock, par value $0.01 per share (filed as Exhibit 4.2 to the Form 10).
4.3
Indenture (and form of 7.50% Senior Note due 2021 attached as Exhibit A thereto), dated as of June 14, 2013, by and among SemGroup Corporation, certain of its wholly-owned subsidiaries, as guarantors, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to our current report on Form 8-K dated June 14, 2013, filed June 20, 2013).

4.4
Indenture (and form of 5.625% Senior Note due 2022 attached as Exhibit A thereto), dated as of July 2, 2014, by and among Rose Rock Midstream, L.P., Rose Rock Finance Corporation, the Guarantors party thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to Rose Rock Midstream, L.P.'s current report on Form 8-K dated June 27, 2014, filed July 2, 2014).

4.5
Indenture (and form of 5.625% Senior Note due 2023 attached as Exhibit A thereto), dated as of May 14, 2015, by and among Rose Rock Midstream, L.P., Rose Rock Finance Corporation, the Guarantors party thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to Rose Rock Midstream, L.P.'s current report on Form 8-K dated May 14, 2015, filed May 18, 2015).

4.6
Second Supplemental Indenture dated as of September 30, 2016, by and among SemGroup Corporation, the subsidiaries of SemGroup Corporation named therein as "Guarantors," the subsidiaries of SemGroup Corporation named therein as "Guaranteeing Subsidiaries" and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2016, filed November 7, 2016).

4.7
Second Supplemental Indenture dated as of September 30, 2016, by and among SemGroup Corporation, the subsidiaries of SemGroup Corporation named therein as "Guarantors," the subsidiaries of SemGroup Corporation named therein as "Guaranteeing Subsidiaries" and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.2 to our current report on Form 8-K dated September 30, 2016, filed September 30, 2016).

Exhibit Number	Description
4.8
First Supplemental Indenture dated as of September 30, 2016, by and among SemGroup Corporation, the subsidiaries of SemGroup Corporation named therein as "Guarantors," the subsidiaries of SemGroup Corporation named therein as "Guaranteeing Subsidiaries" and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.3 to our current report on Form 8-K dated September 30, 2016, filed September 30, 2016).

10.1
Amended and Restated Credit Agreement, dated as of September 30, 2016, by and among SemGroup Corporation, as borrower, the guarantors named therein, the lenders named therein, and Wells Fargo Bank, National Association, as administrative agent (filed as Exhibit 10.1 to our current report on Form 8-K dated September 30, 2016, filed September 30, 2016).

10.2
Equity Distribution Agreement, dated November 8, 2016, by and among SemGroup Corporation, Wells Fargo Securities, LLC, Citigroup Global Markets Inc., and SunTrust Robinson Humphrey, Inc. (filed as Exhibit 1.1 to our current report on Form 8-K dated November 8, 2016, filed November 8, 2016).

10.3*	SemGroup Corporation Board of Directors Compensation Plan, effective June 1, 2015 (filed as Exhibit 10.1 to our current report on Form 10-Q for the quarter ended June 30, 2015, filed August 7, 2015).
10.4*
SemGroup Corporation Board of Directors Compensation Plan, effective June 1, 2016 (filed as Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2016, filed August 5, 2016).

10.5*	SemGroup Corporation Nonexecutive Directors’ Compensation Deferral Program (filed as Exhibit 10.7 to the Form 10).
10.6*	SemGroup Corporation Equity Incentive Plan, as amended and restated (filed as Annex A to our definitive proxy statement, filed April 13, 2016).
10.7*
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

10.9*	SemGroup Corporation Equity Incentive Plan Form of 2013-2015 Performance Share Unit Award Agreement for executive officers (filed as Exhibit 10.34 to our 2012 Form 10-K).
10.10*
SemGroup Corporation Equity Incentive Plan Form of 2016 Performance Share Unit Award Agreement for executive officers and employees in the United States (filed as Exhibit 10.16 to our annual report on Form 10-K for the fiscal year ended December 31, 2015, filed February 26, 2016).

10.11*
SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for executive officers and employees in the United States for awards granted pursuant to that certain Agreement and Plan of Merger, dated May 30, 2016, by and among SemGroup Corporation, PBMS, LLC, Rose Rock Midstream, L.P. and Rose Rock Midstream GP, LLC (filed as Exhibit 10.2 to our current report on Form 8-K dated September 30, 2016, filed September 30, 2016).

10.12*	SemGroup Corporation Equity Incentive Plan Form of Performance Share Unit Award Agreement for executive officers and employees in the United States for awards granted on or after March 1, 2017.
10.13*
Employment Agreement dated as of March 6, 2014, by and among SemManagement, L.L.C., SemGroup Corporation, Rose Rock Midstream GP, LLC and Carlin G. Conner (filed as Exhibit 10.2 to our current report on Form 8-K dated March 6, 2014, filed March 12, 2014).

10.14*	Form of Severance Agreement between SemGroup Corporation and each of its executive officers other than Carlin G. Conner.
10.15*
Consulting Agreement and Release, dated August 5, 2016, by and between SemGroup Corporation and Peter L. Schwiering (filed as Exhibit 10 to our current report on Form 8-K dated August 5, 2016, filed August 5, 2016).

10.16*	SemGroup Corporation Short-Term Incentive Program (filed as Exhibit 10.1 to our current report on Form 8-K dated February 24, 2011, filed March 2, 2011).

Exhibit Number	Description
10.17*	SemGroup Employee Stock Purchase Plan (filed as Appendix A to our definitive proxy statement, filed April 19, 2013).
21	Subsidiaries of SemGroup Corporation.
23.1	Consent of Independent Registered Public Accounting Firm - BDO USA, LLP.
23.2	Consent of Independent Registered Public Accounting Firm - BDO USA, LLP.
31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Carlin G. Conner, Chief Executive Officer.
31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.
32.1	Section 1350 Certification of Carlin G. Conner, Chief Executive Officer.
32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.
99.1	White Cliffs Pipeline, L.L.C. financial statements presented pursuant to Rule 3-09 of Regulation S-X.
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2016 and 2015, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014, (iii) the Consolidated Statements of Changes in Owners’ Equity for the years ended December 31, 2016, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, and (v) the Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMGROUP CORPORATION
February 24, 2017
	By:	/s/ Robert N. Fitzgerald
Robert N. Fitzgerald
Senior Vice President and
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Carlin G. Conner	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2017
Carlin G. Conner

/s/ Robert N. Fitzgerald	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2017
Robert N. Fitzgerald

/s/ Thomas D. Sell	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 24, 2017
Thomas D. Sell

/s/ Thomas R. McDaniel	Chairman of the Board and Director	February 24, 2017
Thomas R. McDaniel

/s/ Ronald A. Ballschmiede	Director	February 24, 2017
Ronald A. Ballschmiede

/s/ Sarah M. Barpoulis	Director	February 24, 2017
Sarah M. Barpoulis

/s/ Karl F. Kurz	Director	February 24, 2017
Karl F. Kurz

/s/ James H. Lytal	Director	February 24, 2017
James H. Lytal

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
SemGroup Corporation
Tulsa, Oklahoma

We have audited the accompanying consolidated balance sheets of SemGroup Corporation (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), changes in owners’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SemGroup Corporation at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SemGroup Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Dallas, Texas
February 24, 2017

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
SemGroup Corporation
Tulsa, Oklahoma
We have audited the internal control over financial reporting of SemGroup Corporation (the “Company”) as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), changes in owners’ equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Dallas, Texas
February 24, 2017

SEMGROUP CORPORATION
Consolidated Balance Sheets
(In thousands, except par value)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$74,216	$58,096
Accounts receivable (net of allowance of $2,322 and $3,019, respectively)	418,339	326,713
Receivable from affiliates	25,455	5,914
Inventories	99,234	70,239
Other current assets	18,630	19,419
Total current assets	635,874	480,381
Property, plant and equipment (net of accumulated depreciation of $393,635 and $319,769, respectively)	1,762,072	1,566,821
Equity method investments	434,289	551,078
Goodwill	34,230	48,032
Other intangible assets (net of accumulated amortization of $39,018 and $29,515, respectively)	150,978	162,223
Other noncurrent assets, net	57,529	45,374
Total assets	$3,074,972	$2,853,909
LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$367,307	$273,666
Payable to affiliates	26,508	5,033
Accrued liabilities	81,104	85,047
Deferred revenue	10,571	11,349
Other current liabilities	2,839	1,901
Current portion of long-term debt	26	31
Total current liabilities	488,355	377,027
Long-term debt	1,050,918	1,057,816
Deferred income taxes	64,501	200,953
Other noncurrent liabilities	25,233	21,757
Commitments and contingencies (Note 16)
SemGroup Corporation owners’ equity:
Common stock, $0.01 par value (authorized - 100,000 shares; issued - 67,079 and 44,863 shares, respectively)	659	439
Additional paid-in capital	1,561,695	1,217,255
Treasury stock, at cost (980 and 931 shares, respectively)	(6,558)	(5,593)
Accumulated deficit	(35,917)	(38,012)
Accumulated other comprehensive loss	(73,914)	(58,562)
Total SemGroup Corporation owners’ equity	1,445,965	1,115,527
Noncontrolling interests in consolidated subsidiaries	—	80,829
Total owners’ equity	1,445,965	1,196,356
Total liabilities and owners’ equity	$3,074,972	$2,853,909
The accompanying notes are an integral part of these consolidated financial statements.

SEMGROUP CORPORATION
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Product	$1,009,409	$1,118,886	$1,780,314
Service	265,030	259,542	233,239
Other	57,725	76,666	109,026
Total revenues	1,332,164	1,455,094	2,122,579
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	873,431	979,549	1,623,358
Operating	212,099	224,443	246,613
General and administrative	83,908	97,366	87,845
Depreciation and amortization	98,804	100,882	98,397
Loss on disposal or impairment, net	16,048	11,472	32,592
Total expenses	1,284,290	1,413,712	2,088,805
Earnings from equity method investments	73,757	81,386	64,199
Gain (loss) on issuance of common units by equity method investee	(41)	6,385	29,020
Operating income	121,590	129,153	126,993
Other expenses (income):
Interest expense	62,650	69,675	49,044
Foreign currency transaction loss (gain)	4,759	(1,067)	(86)
Loss (gain) on sale or impairment of equity method investment	30,644	(14,517)	(34,211)
Other expense (income), net	(994)	(1,284)	13,675
Total other expenses, net	97,059	52,807	28,422
Income from continuing operations before income taxes	24,531	76,346	98,571
Income tax expense	11,268	33,530	46,513
Income from continuing operations	13,263	42,816	52,058
Loss from discontinued operations, net of income taxes	(1)	(4)	(1)
Net income	13,262	42,812	52,057
Less: net income attributable to noncontrolling interests	11,167	12,492	22,817
Net income attributable to SemGroup	$2,095	$30,320	$29,240
Net income	$13,262	$42,812	$52,057
Other comprehensive income (loss), net of income taxes
Currency translation adjustments, net of income taxes	(14,224)	(32,142)	(20,551)
Other, net of income taxes	(1,128)	721	(3,736)
Total other comprehensive loss	(15,352)	(31,421)	(24,287)
Comprehensive income (loss)	(2,090)	11,391	27,770
Less: comprehensive income attributable to noncontrolling interests	11,167	12,492	22,817
Comprehensive income (loss) attributable to SemGroup	$(13,257)	$(1,101)	$4,953
Net income attributable to SemGroup per common share (Note 18):
Basic	$0.04	$0.69	$0.69
Diluted	$0.04	$0.69	$0.68
The accompanying notes are an integral part of these consolidated financial statements.

SEMGROUP CORPORATION
Consolidated Statements of Changes in Owners’ Equity
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Owners’ Equity
Balance at December 31, 2013	$425	$1,154,516	$(613)	$(97,572)	$(2,854)	$159,961	$1,213,863
Net income	—	—	—	29,240	—	22,817	52,057
Other comprehensive loss, net of income taxes	—	—	—	—	(24,287)	—	(24,287)
Distributions to noncontrolling interests	—	—	—	—	—	(28,494)	(28,494)
Transfer of SemCrude Pipeline interest to Rose Rock	—	53,243	—	—	—	(85,173)	(31,930)
Warrants exercised	9	73,008	—	—	—	—	73,017
Dividends paid	—	(44,206)	—	—	—	—	(44,206)
Unvested dividend equivalent rights	—	(173)	—	—	—	(125)	(298)
Non-cash equity compensation	—	7,319	—	—	—	943	8,262
Issuance of common stock under compensation plans	2	2,170	—	—	—	—	2,172
Repurchase of common stock	—	—	(719)	—	—	—	(719)
Balance at December 31, 2014	436	1,245,877	(1,332)	(68,332)	(27,141)	69,929	1,219,437
Net income	—	—	—	30,320	—	12,492	42,812
Other comprehensive loss, net of income taxes	—	—	—	—	(31,421)	—	(31,421)
Distributions to noncontrolling interests	—	—	—	—	—	(40,410)	(40,410)
Dividends paid	—	(69,514)	—	—	—	—	(69,514)
Unvested dividend equivalent rights	—	(351)	—	—	—	(203)	(554)
Non-cash equity compensation	—	9,051	—	—	—	1,354	10,405
Issuance of common stock under compensation plans	3	1,512	—	—	—	—	1,515
Repurchase of common stock	—	—	(4,261)	—	—	—	(4,261)
Rose Rock equity issuance	—	—	—	—	—	89,119	89,119
Transfer of WOT and Glass Mountain to Rose Rock	—	30,680	—	—	—	(51,452)	(20,772)
Balance at December 31, 2015	439	1,217,255	(5,593)	(38,012)	(58,562)	80,829	1,196,356
Net income	—	—	—	2,095	—	11,167	13,262
Other comprehensive loss, net of income taxes	—	—	—	—	(15,352)	—	(15,352)
Issuance of common shares	86	228,460	—	—	—	—	228,546
Acquisition of Rose Rock's noncontrolling interest	133	198,381	—	—	—	(61,122)	137,392
Distributions to noncontrolling interests	—	—	—	—	—	(32,133)	(32,133)
Dividends paid	—	(92,910)	—	—	—	—	(92,910)
Unvested dividend equivalent rights	—	521	—	—	—	66	587
Non-cash equity compensation	—	8,752	—	—	—	1,193	9,945
Issuance of common stock under compensation plans	1	1,236	—	—	—	—	1,237
Repurchase of common stock	—	—	(965)	—	—	—	(965)
Balance at December 31, 2016	$659	$1,561,695	$(6,558)	$(35,917)	$(73,914)	$—	$1,445,965
 The accompanying notes are an integral part of these consolidated financial statements.

SEMGROUP CORPORATION
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$13,262	$42,812	$52,057
Adjustments to reconcile net income to net cash provided by operating activities:
Net unrealized (gain) loss related to derivative instruments	989	2,014	(1,734)
Depreciation and amortization	98,804	100,882	98,397
Loss on disposal or impairment, net	16,048	11,472	32,592
Earnings from equity method investments	(73,757)	(81,386)	(64,199)
Loss (gain) on issuance of common units by equity method investee	41	(6,385)	(29,020)
Loss (gain) on sale or impairment of common units of equity method investee	30,644	(14,517)	(34,211)
Distributions from equity method investments	76,442	95,429	85,261
Amortization of debt issuance costs	7,561	5,102	3,632
Deferred tax expense	8,447	29,197	36,148
Non-cash equity compensation	10,216	10,617	8,386
Excess tax benefit from equity-based awards	—	—	(1,650)
Loss on fair value of warrants	—	—	13,423
Provision for uncollectible accounts receivable, net of recoveries	(527)	208	360
Inventory valuation adjustment	—	2,590	5,667
Currency (gain) loss	4,759	(1,067)	(86)
Changes in operating assets and liabilities (Note 22)	(22,955)	(15,206)	(23,365)
Net cash provided by operating activities	169,974	181,762	181,658
Cash flows from investing activities:
Capital expenditures	(312,456)	(479,530)	(270,506)
Proceeds from sale of long-lived assets	151	3,688	4,445
Contributions to equity method investments	(4,188)	(46,730)	(71,131)
Payments to acquire businesses	—	—	(44,508)
Proceeds from sale of common units of equity method investee	60,483	56,318	79,741
Distributions from equity method investments in excess of equity in earnings	27,726	24,113	11,734
Net cash used in investing activities	(228,284)	(442,141)	(290,225)
Cash flows from financing activities:
Debt issuance costs	(7,728)	(6,289)	(8,686)
Borrowings on credit facilities and issuance of senior unsecured notes	382,500	867,208	1,254,244
Principal payments on credit facilities and other obligations	(396,890)	(560,049)	(1,102,272)
Distributions to noncontrolling interests	(32,133)	(40,410)	(28,494)
Proceeds from warrant exercises	—	—	1,451
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(965)	(4,261)	(719)
Dividends paid	(92,910)	(69,514)	(44,206)
Proceeds from issuance of common stock under employee stock purchase plan	1,010	1,223	340
Excess tax benefit from equity-based awards	—	—	1,650
Proceeds from issuance of common shares, net of offering costs	223,025	—	—
Rose Rock equity issuance	—	89,119	—
Net cash provided by financing activities	75,909	277,027	73,308
Effect of exchange rate changes on cash and cash equivalents	(1,479)	850	(3,494)
Change in cash and cash equivalents	16,120	17,498	(38,753)
Cash and cash equivalents at beginning of period	58,096	40,598	79,351
Cash and cash equivalents at end of period	$74,216	$58,096	$40,598
The accompanying notes are an integral part of these consolidated financial statements.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

1.	OVERVIEW
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
At December 31, 2016, our reportable segments include the following:

•	Crude Transportation, which operates crude oil pipelines and truck transportation businesses in the United States. Crude Transportation’s assets include:

•	a crude oil gathering and transportation pipeline system in Kansas and northern Oklahoma that is connected to several third-party pipelines and refineries;

•
the Wattenberg Oil Trunkline ("WOT"), a crude oil gathering pipeline system that transports crude oil from production facilities in the DJ Basin to the pipeline owned by White Cliffs Pipeline, L.L.C. ("White Cliffs");

•	a crude oil trucking fleet of over 225 transport trucks and 235 trailers;

•	Maurepas Pipeline, a project underway to build three pipelines to service refineries in the Gulf Coast region, which is expected to be completed in late second quarter 2017;

•	a 51% ownership interest in White Cliffs, which owns crude oil pipelines that transport crude oil from Platteville, Colorado to Cushing, Oklahoma (the "White Cliffs Pipeline"); and

•	a 50% ownership interest in Glass Mountain Pipeline, LLC ("Glass Mountain"), which owns a crude oil pipeline in western and north central Oklahoma (the "Glass Mountain Pipeline").

•
Crude Facilities, which operates crude oil storage and terminal businesses in Cushing, Oklahoma and a crude oil truck unloading facility in Platteville, Colorado that connects to the origination point of the White Cliffs Pipeline.

•	Crude Supply and Logistics, which operates a crude oil marketing business utilizing our Crude Transportation and Crude Facilities assets for marketing purposes.

•
SemGas, which provides natural gas gathering and processing services in the United States. SemGas operates gathering pipelines in Oklahoma and Texas and processing plants in northern Oklahoma and Texas.

•
SemCAMS, which provides natural gas gathering and processing services in Alberta, Canada. SemCAMS owns working interests in, and operates, a network of natural gas gathering and transportation pipelines and natural gas processing plants.

•	SemLogistics, which provides refined product and crude oil storage services in the United Kingdom.

•	SemMexico, which purchases, produces, stores, and distributes liquid asphalt cement products in Mexico.
Additionally, we own an 11.78% interest in the general partner of NGL Energy Partners LP ("NGL Energy") (NYSE: NGL) which is reported within Corporate and Other.

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
As of September 30, 2016, Rose Rock became a wholly-owned subsidiary and we no longer reflect a noncontrolling interest (Note 4).

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements
2.    CONSOLIDATION AND BASIS OF PRESENTATION, Continued

Proportionally consolidated assets
Our SemCAMS segment owns undivided interests in certain natural gas gathering and processing assets, for which we record only our proportionate share of the assets on the consolidated balance sheets. The net book value of the property, plant and equipment recorded by us associated with these undivided interests is approximately $299.3 million at December 31, 2016. We serve as operator of these facilities and incur the costs of operating the facilities (recorded as operating expenses in the consolidated statements of operations) and charge the other owners for their proportionate share of the costs (recorded as other revenue in the consolidated statements of operations).
Equity method investments
We own a 51% interest in White Cliffs. The other owners have substantive rights to participate in the management of White Cliffs. Because of this, we account for it under the equity method.
We own a 50% interest in Glass Mountain which we account for under the equity method.
We own an 11.78% interest in the general partner of NGL Energy which we account for under the equity method.

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

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

PROPERTY, PLANT AND EQUIPMENT—Property, plant and equipment is recorded at cost. We capitalize costs that extend or increase the future economic benefits of property, plant and equipment, and expense maintenance costs that do not. When assets are disposed of, their cost and related accumulated depreciation are removed from the balance sheet, and any resulting gain or loss is recorded as a gain or loss on disposal or impairment in the consolidated statements of operations and comprehensive income (loss).
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
Depreciation is calculated primarily using the straight-line method over the following estimated useful lives:

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
DEBT ISSUANCE COSTS—Costs incurred in connection with the issuance of long-term debt are reported as a reduction to the carrying value of the associated debt instrument and are amortized to interest expense using the straight-line method over the term of the related debt. Use of the straight-line method of amortization does not differ materially from the “effective interest” method.
In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”, which is designed to simplify presentation of debt issuance costs. The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, “Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting”, which amended the SEC paragraphs of ASC Subtopic 835-30 to include the language from the SEC Staff Announcement indicating that the SEC would not object to presenting deferred debt issuance costs related to line-of-credit agreements as assets and subsequently amortizing the deferred debt issuance costs ratably over the term of the agreement. The standards are effective for U.S. public companies for annual reporting periods beginning after December 15, 2015. The new guidance has been applied on a retrospective basis for all periods presented. We adopted this guidance in the first quarter of 2016. The impact was not material. For presentation purposes, $16.8 million of debt issuance costs which had previously been reported as other noncurrent assets were reclassified as a reduction of long-term debt on the December 31, 2015 balance sheet. Capitalized loan fees related to our revolving credit facility continue to be presented as other noncurrent assets.
COMMODITY DERIVATIVE INSTRUMENTS—We generally record the fair value of commodity derivative instruments on the consolidated balance sheets and the change in fair value as an increase or decrease to product revenue.
As shown in Note 13, the fair value of commodity derivatives at December 31, 2016 and 2015 are recorded to other current assets or other current liabilities on the consolidated balance sheets. Related margin deposits are recorded to other current assets or other current liabilities on the consolidated balance sheets. Margin deposits are not generally netted against derivative assets or liabilities.
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
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers", as amended, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard permits using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements. We have completed the first phase of our implementation process which included a review of contracts and transaction types from each significant revenue stream across all of our business segments. In addition, we are currently evaluating the methods of adoption and analyzing the impact of the standard on our internal controls, accounting policies and financial statements and disclosures.
Based on the initial phase of our implementation process, we have identified certain potential areas of impact, such as non-cash consideration and "take-or-pay" arrangements.
•We have certain contractual arrangements where we retain commodities as consideration for processing of customer product. These arrangements could be impacted by the non-cash consideration guidance under ASU 2014-09. Currently revenue related to non-cash consideration is recognized when we sell the commodity. Under ASU 2014-09, we could recognize revenue when the commodity is received, rather than when it is sold.
•In addition, certain contractual arrangements include "take-or-pay" provisions. The fixed fees to which we have an unconditional right under these contracts could be subject to certain recognition changes and additional disclosure under ASU 2014-09.
As we are in the process of evaluating the impact of the standard, we have not yet quantified the impact of adoption or determined the method of adoption. During 2017, we will perform the remainder of our implementation process, which will include quantification of impact, selection of adoption method and development of policies. We will adopt this guidance in the first quarter of 2018.
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
NONCONTROLLING INTERESTS IN CONSOLIDATED SUBSIDIARIES—Noncontrolling interests represents third-party limited partner unitholders' interests in our consolidated subsidiary, Rose Rock, prior to our purchase of the noncontrolling interests on September 30, 2016. Rose Rock allocated net income to its limited partners based on the distributions pertaining to the period's available cash as defined by Rose Rock's partnership agreement. After adjusting for the appropriate period's distributions, the remaining undistributed earnings or excess distributions over earnings, if any, were allocated to Rose Rock's general partner, limited partners and participating securities in accordance with the contractual terms of Rose Rock's partnership agreement and as further prescribed under the two-class method. Incentive distribution rights did not participate in undistributed earnings.
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
OTHER RECENT ACCOUNTING PRONOUNCEMENTS—In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory", which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. For public entities, this ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those years and early adoption is permitted in the year prior to the effective date. We will adopt this guidance in the first quarter of 2018. The impact is not expected to be material.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)", to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The update addresses eight different transaction types and clarifies how to classify each in the statement of cash flows, where previously there was unclear or no specific guidance. For public entities, this ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those years and early adoption is permitted in the year prior to the effective date. We will adopt this guidance in the first quarter of 2018. The impact is not expected to be material.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)", which amends the existing lease guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by operating and finance leases and to disclose additional quantitative and qualitative information about leasing arrangements. This ASU also provides clarifications surrounding the presentation of the effects of leases in the income statement and statement of cash flows. For public entities, this ASU will be effective for annual periods beginning after December 15, 2018, and interim periods within those years. The new guidance will be applied using a modified retrospective approach and early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements, but are not yet able to quantify the impact. We continue to monitor FASB activity related to this ASU and have engaged with various peer groups to assess certain interpretive issues related to this ASU. We will adopt this guidance in the first quarter of 2019.
In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”, which adds requirements that limited partnerships must meet to qualify as voting interest entities and modifies the evaluation of whether limited partnerships are variable interest entities or voting interest entities. It also eliminates the presumption that a general partner should consolidate a limited partnership. This guidance is effective for public companies for fiscal years beginning after December 15, 2015. We adopted this guidance in the first quarter of 2016. The impact was not material.

4.	ROSE ROCK MIDSTREAM, L.P.
On September 30, 2016, we completed the acquisition of the outstanding common limited partner interests of Rose Rock which we did not already own (the "Merger"). We issued 13.1 million common shares as consideration and recorded a reduction to equity for $5.3 million of fees associated with the issuance. In addition, we recorded a reduction to our deferred tax liabilities and offsetting increase to additional paid-in capital of $143.3 million associated with the transaction. This non-cash adjustment represents the deferred tax impact of the difference between the book value of the noncontrolling interests acquired and the tax basis which is stepped-up to the fair market value of the consideration which includes the common shares issued and the assumption of liabilities associated with the noncontrolling interests.
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
Substantially all of Rose Rock's assets were pledged as collateral under its senior secured revolving credit facility agreement which was terminated following the Merger. Substantially all of Rose Rock's assets are now pledged as collateral under SemGroup's senior secured revolving credit facility. Rose Rock's senior unsecured notes were assumed by SemGroup. See Note 15 for additional information related to changes in long-term debt and Note 25 for changes related to the Guarantor financial information.
The following table shows the distributions paid related to the earnings for each of the following periods (in thousands, except for per unit amounts):

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

4.	ROSE ROCK MIDSTREAM, L.P., Continued

	Distribution Per Unit	Distributions Paid
Quarter Ended		SemGroup				Noncontrolling Interest Common Units	Total Distributions
		General Partner	Incentive Distributions	Common Units	Subordinated Units
December 31, 2013	$0.4650	$257	$244	$2,041	$3,901	$6,398	$12,841

March 31, 2014	$0.4950	$278	$488	$2,173	$4,153	$6,811	$13,903
June 30, 2014	$0.5350	$334	$888	$3,646	$4,488	$7,362	$16,718
September 30, 2014	$0.5750	$377	$1,835	$3,918	$4,824	$7,912	$18,866
December 31, 2014	$0.6200	$485	$3,487	$6,551	$5,202	$8,544	$24,269

March 31, 2015	$0.6350	$568	$4,450	$13,148	$—	$10,213	$28,379
June 30, 2015	$0.6500	$590	$4,979	$13,458	$—	$10,456	$29,483
September 30, 2015	$0.6600	$604	$5,333	$13,665	$—	$10,619	$30,221
December 31, 2015	$0.6600	$604	$5,333	$13,665	$—	$10,622	$30,224

March 31, 2016	$0.6600	$605	$5,338	$13,665	$—	$10,643	$30,251
June 30, 2016	$0.6600	$605	$5,339	$13,665	$—	$10,648	$30,257
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
2014 drop-down transaction
On June 23, 2014, we contributed the remaining 33% interest in SemCrude Pipeline, L.L.C. ("SCPL") to Rose Rock in exchange for (i) cash of approximately $114.4 million, (ii) the issuance of 2.425 million common units, (iii) the issuance of 1.25 million Class A units, and (iv) an increase of the capital account of the general partner and a related issuance of general partner interest, to allow the general partner to maintain its 2% general partner interest. Subsequent to this transaction, Rose Rock owned 100% of SCPL, which owns a 51% membership interest in White Cliffs. SemGroup used the proceeds from these transactions to pay amounts owed under its revolving credit facility.
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
SemGroup incurred approximately $0.9 million of expense associated with this transaction, including $0.4 million of costs incurred by Rose Rock.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

5.	EQUITY METHOD INVESTMENTS
Our equity method investments consist of the following (in thousands):

	December 31,
	2016	2015
White Cliffs	$281,734	$297,109
NGL Energy	18,933	112,787
Glass Mountain	133,622	141,182
Total equity method investments	$434,289	$551,078
Our earnings from equity method investments consist of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
White Cliffs	$69,007	$70,238	$57,378
NGL Energy(1)	2,188	5,031	2,343
Glass Mountain	2,562	6,117	4,478
Total earnings from equity method investments	$73,757	$81,386	$64,199
(1) Excluding loss on issuance of common units of $41.0 thousand for the year ended December 31, 2016, and gains on the issuance of common units of $6.4 million and $29.0 million for the years ended December 31, 2015 and 2014, respectively.
Cash distributions received from equity method investments consist of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
White Cliffs	$88,839	$86,845	$66,768
NGL Energy	4,873	19,074	23,404
Glass Mountain	10,456	13,623	6,823
Total cash distributions received from equity method investments	$104,168	$119,542	$96,995
White Cliffs
Certain summarized balance sheet information of White Cliffs is shown below (in thousands):

	December 31,
	2016	2015
Current assets	$34,721	$54,091
Property, plant and equipment, net	508,043	509,068
Goodwill	17,000	17,000
Other intangible assets, net	8,509	11,974
Total assets	$568,273	$592,133

Current liabilities	$15,812	$9,491
Members’ equity	552,461	582,642
Total liabilities and members’ equity	$568,273	$592,133

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

5.	EQUITY METHOD INVESTMENTS, Continued

Certain summarized income statement information of White Cliffs for the years ended December 31, 2016, 2015 and 2014 is shown below (in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenue	$212,359	$206,395	$160,369
Cost of products sold	$3,223	$2,914	$3,635
Operating, general and administrative expenses	$35,672	$30,370	$19,431
Depreciation and amortization expense	$35,439	$34,105	$23,257
Net income	$138,032	$139,000	$114,045
The equity in earnings of White Cliffs for the years ended December 31, 2016, 2015 and 2014 reported in our consolidated statements of operations and comprehensive income (loss) is less than 51% of the net income of White Cliffs for the same period. This is primarily due to certain general and administrative expenses we incur in managing the operations of White Cliffs that the other members are not obligated to share. Such expenses are recorded by White Cliffs, and are allocated to our membership interests. White Cliffs recorded $1.6 million, $1.3 million and $1.6 million of such general and administrative expense for the years ended December 31, 2016, 2015 and 2014, respectively. In addition, our equity in earnings is also impacted by the elimination of revenue on the sale of inventory to White Cliffs. Revenue related to inventory transactions with White Cliffs is deferred until a sale of the inventory has been made with a third party.
The members of White Cliffs are required to contribute capital to White Cliffs to fund various projects. For the years ended December 31, 2016, 2015 and 2014, we contributed $2.2 million, $42.8 million and $53.3 million to White Cliffs capital projects.
Our membership interest in White Cliffs is significant as defined by Securities and Exchange Commission’s Regulation S-X Rule 1-02(w). Accordingly, as required by Regulation S-X Rule 3-09, we have included the audited financial statements of White Cliffs as of December 31, 2016 and 2015 and for each of the three years in the period ended December 31, 2016 as an exhibit to this Form 10-K.
NGL Energy
At December 31, 2016, we no longer own common units representing limited partner interests in NGL Energy. We continue to hold an 11.78% interest in the general partner of NGL Energy which is being accounted for under the equity method in accordance with ASC 323-30-S99-1, as our ownership is in excess of the 3 to 5 percent interest which is generally considered to be more than minor.
The general partner of NGL Energy is not a publicly traded company. The information below pertains to our general partner interest, and previously held limited partner interest, in NGL Energy.
Our policy is to record our equity in earnings of NGL Energy on a one-quarter lag, as we do not expect information on the earnings of NGL Energy to always be available in time to consistently record the earnings in the quarter in which they are generated. Accordingly, the equity in earnings from NGL Energy, which is reflected in our consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2016, 2015 and 2014 relates to the earnings of NGL Energy for the twelve months ended September 30, 2016, 2015 and 2014, respectively. NGL Energy's 10-K for its fiscal year ended March 31, 2016, restated prior periods to correct an error in those prior periods. The impact of NGL Energy's restatement was not material to SemGroup. The summarized financial statement information of NGL Energy below has been updated to reflect the impact of the restatement on their prior period financial information.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

5.	EQUITY METHOD INVESTMENTS, Continued

Certain unaudited summarized balance sheet information of NGL Energy is shown below (in thousands):

	(Unaudited) September 30,
	2016	2015
Current assets	$1,250,299	$1,276,919
Property plant and equipment, net	1,755,416	1,845,112
Goodwill	1,467,955	1,658,237
Intangible and other assets, net	1,600,248	1,820,788
Total assets	$6,073,918	$6,601,056

Current liabilities	$798,853	$857,639
Long-term debt	3,063,008	3,077,604
Other noncurrent liabilities	256,743	127,639
Equity	1,955,314	2,538,174
Total liabilities and equity	$6,073,918	$6,601,056
Certain unaudited summarized income statement information of NGL Energy for the twelve months ended September 30, 2016, 2015 and 2014 is shown below (in thousands):

	(Unaudited) Twelve Months Ended September 30,
	2016	2015	2014
Revenue	$10,777,954	$14,504,581	$15,748,520
Costs of products sold	$10,005,830	$13,573,066	$15,054,291
Operating, general and administrative expenses	$523,902	$576,805	$436,959
Depreciation and amortization expense	$211,841	$221,067	$162,443
Net income (loss)	$(39,895)	$71,225	$15,059
Other-than-temporary impairment of equity method investment in NGL Energy
During the fourth quarter of 2015, the market price of NGL Energy common units fell below our carrying value per unit and remained below our carrying value as of March 31, 2016. At December 31, 2015, in accordance with ASC 320-10-S99 “Investments - Debt and Equity Securities”, we assessed whether such decline in value was other-than-temporary. During this initial assessment, the decrease in value was determined not to be other-than-temporary. The evidence management considered in such assessment included the nature and volatility of such decline, as well as the latest public financial guidance, condition, and results of NGL Energy. Subsequently, we continued to monitor events and developments and, based on NGL Energy's April 21, 2016, announcement of a reduction in its quarterly distribution and lowering of financial performance guidance, we concluded that the decline in the value of our investment was other-than-temporary as of March 31, 2016. As such, we recorded an impairment of $39.8 million to our investment in the limited partner units of NGL Energy for the year ended December 31, 2016. The value of our limited partner investment in NGL Energy was written-down to the market price of $11.04 per share on December 31, 2015, the date through which we had recorded our equity in earnings. These units were subsequently sold in the second quarter of 2016, as detailed below.
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

NGL Energy unit issuances and sales of NGL Energy units
During the years ended December 31, 2015, 2014 and 2013, our limited partnership interest was diluted in connection with NGL Energy common unit issuances. Accordingly, we recorded a non-cash loss of $41.0 thousand for the year ended December 31, 2016, and non-cash gains of $6.4 million and $29.0 million for the years ended December 31, 2015 and 2014, respectively, related to these transactions, which are included in "gain (loss) on issuance of common units by equity method investee" in our consolidated statements of operations and comprehensive income (loss).
During the year ended December 31, 2016, we sold our remaining 4,652,568 NGL Energy limited partner units for $13.00 per unit, or $60.5 million, and recorded a $9.1 million gain on disposal. During the year ended December 31, 2015, we sold 1,999,533 of our NGL Energy common units for $56.3 million, net of related costs of $0.5 million. We recorded a net gain of $14.5 million. During the year ended December 31, 2014, we sold 2,481,308 of our NGL Energy common units for $88.8 million, net of related costs of $3.1 million. We recorded a net gain of $34.2 million. Gains on disposal of NGL Energy limited partner units are included in "loss (gain) on sale or impairment of equity method investment" in our consolidated statement of operations and comprehensive income (loss).
Subsequent to the sale of our limited partner interest, our ownership interest in NGL Energy is not significant as defined by Securities and Exchange Commission’s Regulation S-X Rule 1-02(w). Accordingly, no audited financial statements of NGL Energy pursuant to Regulation S-X 3-09 will be included as an exhibit to this Form 10-K.
Glass Mountain
We hold a 50% interest in Glass Mountain which we account for under the equity method.
The excess of the recorded amount of our investment over the book value of our share of the underlying net assets represents equity method goodwill and capitalized interest of $31.0 million and $3.6 million, respectively, at December 31, 2016. Capitalized interest is amortized as a reduction of earnings from equity method investments.
The equity in earnings of Glass Mountain for the years ended December 31, 2016, 2015 and 2014 reported in our consolidated statement of operations and comprehensive income (loss) is less than 50% of the net income of Glass Mountain for the same period due to amortization of capitalized interest for the period.
Certain summarized balance sheet information of Glass Mountain is shown below (in thousands):

	December 31,
	2016	2015
Current assets	$6,136	$7,856
Property, plant and equipment, net	193,179	205,920
Total assets	$199,315	$213,776

Current liabilities	$1,286	$1,036
Other liabilities	13	28
Members’ equity	198,016	212,712
Total liabilities and members’ equity	$199,315	$213,776
Certain summarized income statement information of Glass Mountain for the year ended December 31, 2016, 2015 and 2014 is shown below (in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenue	$29,502	$38,526	$30,398
Cost of Sales	$463	$3,392	$757
Operating, general and administrative expenses	$7,570	$6,643	$6,419
Depreciation and amortization expense	$15,914	$15,828	$13,872
Net income	$5,548	$12,657	$9,344

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

5.	EQUITY METHOD INVESTMENTS, Continued

We invested $0.3 million, $2.7 million and $16.2 million in Glass Mountain for the years ended December 31, 2016, 2015 and 2014, respectively.
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
During the year ended December 31, 2014, we completed the following acquisition:
Crude oil trucking assets
On June 24, 2014, our Crude Transportation segment acquired crude oil trucking assets from a subsidiary of Chesapeake Energy Corporation ("Chesapeake") (NYSE: CHK) for $44.0 million in cash. Highlights of the transaction include:

•	124 trucks, 122 trailers and miscellaneous equipment; and

•	a long-term transportation agreement with Chesapeake Energy Marketing, Inc.

7.	DISPOSALS OR IMPAIRMENTS OF LONG-LIVED ASSETS
Year ended December 31, 2016
There were no significant disposals or impairments of long-lived assets during the year ended December 31, 2016. See Note 12 for discussion of SemGas' goodwill impairment.
Year ended December 31, 2015
During the year ended December 31, 2015, our SemGas segment sold certain non-core Kansas based gas gathering and compression assets for approximately $1.0 million, resulting in a pre-tax loss of approximately $1.7 million which is reported in "loss on disposal or impairment, net" in the consolidated statement of operations and comprehensive income (loss). See Note 12 for discussion of the goodwill impairment recorded by our Crude Transportation segment.
Year ended December 31, 2014
On June 1, 2014, our SemGas segment sold certain natural gas gathering assets in Eastern Oklahoma resulting in a $20.1 million pre-tax loss on a cash sales price of $2.4 million. The assets sold were made up of property, plant and equipment with a net book value of $22.5 million. The loss on the sale was reported in "loss on disposal or impairment, net" in the consolidated statement of operations and comprehensive income (loss). The operations of the gas gathering assets were not material to SemGroup.
During the year ended December 31, 2014, we recorded an impairment charge of $11.9 million related to leaseholds of unproved oil and gas properties located in Kansas. These assets were written off when, due to the downturn in crude oil prices and the remaining life of the leaseholds, it became apparent that these properties would not be developed. These assets were held by a subsidiary included in Corporate and Other in our segment disclosures (Note 8).

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

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

8.	SEGMENTS, Continued

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
Our results by segment are presented in the tables below (in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenues:
Crude Transportation
External	$64,853	$81,991	$84,718
Intersegment	26,878	15,021	10,840
Crude Facilities
External	45,956	45,936	44,007
Intersegment	10,674	—	—
Crude Supply and Logistics
External	716,570	716,784	1,169,372
SemGas
External	208,042	231,569	342,286
Intersegment	10,928	20,605	37,897
SemCAMS
External	133,216	136,197	176,724
SemLogistics
External	24,725	24,351	12,650
SemMexico
External	138,802	211,291	290,869
Corporate and Other
External	—	6,975	1,953
Intersegment	(48,480)	(35,626)	(48,737)
Total Revenues	$1,332,164	$1,455,094	$2,122,579

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

8.	SEGMENTS, Continued

	Year Ended December 31,
	2016	2015	2014
Earnings from equity method investments:
Crude Transportation	$71,569	$76,355	$61,856
Corporate and Other (1)	2,147	11,416	31,363
Total earnings from equity method investments	$73,716	$87,771	$93,219
(1) Including gain (loss) on issuance of common units by equity method investee.

	Year Ended December 31,
	2016	2015	2014
Depreciation and amortization:
Crude Transportation	$24,483	$35,500	$33,679
Crude Facilities	7,781	5,829	5,365
Crude Supply and Logistics	185	159	549
SemGas	36,170	31,803	26,353
SemCAMS	16,867	12,940	14,295
SemLogistics	7,676	8,543	10,005
SemMexico	3,752	4,076	6,031
Corporate and Other	1,890	2,032	2,120
Total depreciation and amortization	$98,804	$100,882	$98,397

	Year Ended December 31,
	2016	2015	2014
Income tax expense (benefit):
SemCAMS	$3,667	$4,847	$3,135
SemLogistics	(724)	(2,195)	(2,231)
SemMexico	1,684	2,611	4,053
Corporate and other	6,641	28,267	41,556
Total income tax expense	$11,268	$33,530	$46,513

	Year Ended December 31,
	2016	2015	2014
Segment profit (1):
Crude Transportation	$83,942	$81,028	$76,705
Crude Facilities	42,517	33,757	32,286
Crude Supply and Logistics	20,420	30,088	24,021
SemGas	44,142	61,669	41,715
SemCAMS	38,901	36,013	45,326
SemLogistics	11,175	7,249	25
SemMexico	10,072	15,614	16,139
Corporate and Other	(29,786)	(33,369)	(12,561)
Total segment profit	$221,383	$232,049	$223,656
(1) Segment profit represents revenues excluding unrealized gains (losses) related to derivative instruments plus earnings from equity method investments less cost of sales excluding depreciation and amortization and less operating and general and administrative expenses.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

8.	SEGMENTS, Continued

	Year Ended December 31,
	2016	2015	2014
Reconciliation of segment profit to net income:
Total segment profit	$221,383	$232,049	$223,656
Less:
Net unrealized loss (gain) related to derivative instruments	989	2,014	(1,734)
Depreciation and amortization	98,804	100,882	98,397
Interest expense	62,650	69,675	49,044
Foreign currency transaction loss (gain)	4,759	(1,067)	(86)
Loss (gain) on sale or impairment of equity method investment	30,644	(14,517)	(34,212)
Other expense (income), net	(994)	(1,284)	13,676
Income tax expense	11,268	33,530	46,513
Loss from discontinued operations	1	4	1
Net income	$13,262	$42,812	$52,057

	Year Ended December 31,
	2016	2015	2014
Additions to long-lived assets, including acquisitions and contributions to equity method investments:
Crude Transportation	$230,139	$219,227	$160,471
Crude Facilities	6,439	30,118	8,207
Crude Supply and Logistics	3,664	2,564	11,662
SemGas	21,913	110,908	153,088
SemCAMS	34,506	142,368	35,286
SemLogistics	16,402	12,289	2,974
SemMexico	8,690	7,051	9,690
Corporate and Other	2,928	1,919	1,906
Total additions to long-lived assets	$324,681	$526,444	$383,284

		December 31,
		2016	2015
Total assets (excluding intersegment receivables):
Crude Transportation		$1,042,327	$877,017
Crude Facilities		156,907	155,186
Crude Supply and Logistics		484,475	328,419
SemGas		683,952	719,789
SemCAMS		379,785	331,749
SemLogistics		135,387	155,794
SemMexico		75,440	89,608
Corporate and Other		116,699	196,347
Total		$3,074,972	$2,853,909

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

8.	SEGMENTS, Continued

	December 31,
	2016	2015
Equity investments:
Crude Transportation	$415,356	$438,291
Corporate and Other	18,933	112,787
Total equity investments	$434,289	$551,078

9.	INVENTORIES
Inventories consist of the following (in thousands):

	December 31,
	2016	2015
Crude oil	$89,683	$59,121
Asphalt and other	9,551	11,118
Total inventories	$99,234	$70,239

During the year ended December 31, 2015, our Crude Supply and Logistics segment recorded non-cash charges of $2.6 million to write-down crude oil inventory to the lower of cost or market. There were no inventory write-downs during the year ended December 31, 2016.

10.	OTHER ASSETS
Other current assets consist of the following (in thousands):

	December 31,
	2016	2015
Prepaid expenses	$6,801	$6,252
Deferred tax asset	2,244	2,321
Other	9,585	10,846
Total other current assets	$18,630	$19,419

Other noncurrent assets consist of the following (in thousands):

	December 31,
	2016	2015
Capitalized loan fees	$10,242	$6,947
Deferred tax asset	43,431	34,848
Other	3,856	3,579
Total other noncurrent assets, net	$57,529	$45,374

11.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following (in thousands):

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

11.	PROPERTY, PLANT AND EQUIPMENT, Continued

	December 31,
	2016	2015
Land	$90,337	$89,815
Pipelines and related facilities	398,053	338,789
Storage and terminal facilities	279,506	283,608
Natural gas gathering and processing facilities	874,704	810,358
Linefill	25,804	26,900
Trucking equipment and other	45,417	43,157
Office property and equipment	61,146	45,818
Construction-in-progress	380,740	248,145
Property, plant and equipment, gross	2,155,707	1,886,590
Accumulated depreciation	(393,635)	(319,769)
Property, plant and equipment, net	$1,762,072	$1,566,821

We recorded depreciation expense of $87.9 million, $90.5 million and $82.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.
We include within the cost of property, plant and equipment interest costs incurred while an asset is being constructed. We capitalized $17.0 million, $1.0 million and $1.5 million of interest costs during the years ended December 31, 2016, 2015 and 2014, respectively.

12.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill relates to the following segments (in thousands):

	December 31,
	2016	2015
Crude Transportation	$26,628	$26,628
SemGas	—	13,052
SemMexico	7,602	8,352
Total Goodwill	$34,230	$48,032
In addition to the amounts in the table above, approximately $31.0 million of our investment in Glass Mountain represents equity method goodwill. Equity method goodwill is not amortized and is tested for impairment with the equity method investment in accordance with ASC 323.
Changes in goodwill balances during the period from December 31, 2013 to December 31, 2016 are shown below (in thousands):

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

12.	GOODWILL AND OTHER INTANGIBLE ASSETS, Continued

Balance, December 31, 2013	$62,021
Crude oil trucking asset acquisition (Note 6)	7,892
Mid-America Midstream Gas Services ("MMGS") purchase price allocation adjustment	(10,787)
Barcas purchase price allocation adjustment	(98)
Currency translation adjustments	(702)
Balance, December 31, 2014	58,326
Crude oil trucking impairment loss	(9,488)
Currency translation adjustments	(806)
Balance, December 31, 2015	48,032
SemGas impairment loss	(13,052)
Currency translation adjustments	(750)
Balance, December 31, 2016	$34,230
For U.S. federal income tax purposes, goodwill is amortized on a straight-line basis over 15 years.
We assess our goodwill for impairment at least annually as of October 1. No impairments were indicated as of October 1, 2016.
SemGas goodwill impairment - 2016
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
Crude oil trucking goodwill impairment - 2015
As a result of the continued decline in oil prices and lower forecast volumes from declining drilling activity, along with lower than expected results during the fourth quarter of 2015, we performed an interim goodwill impairment analysis as of December 31, 2015 which resulted in an impairment charge of $9.5 million related to our crude oil trucking operation which was identified as the reporting unit for purposes of the impairment test.
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
Other intangible assets
The gross carrying amount and accumulated amortization of intangible assets are shown below (in thousands):

	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships	$187,114	$(36,601)	$150,513	$188,304	$(26,975)	$161,329
Trade Names	421	(366)	55	493	(378)	115
Unpatented Technology	2,461	(2,051)	410	2,941	(2,162)	779
Total other intangible assets	$189,996	$(39,018)	$150,978	$191,738	$(29,515)	$162,223
Changes in other intangible asset balances during the period from December 31, 2013 to December 31, 2016 are shown below (in thousands):

Balance, December 31, 2013	$174,838
Amortization	(15,875)
Crude oil trucking asset acquisition (Note 6)	17,010
MMGS purchase price allocation adjustment	(2,313)
Barcas purchase price allocation adjustment	(50)
Currency translation adjustments	(545)
Balance, December 31, 2014	173,065
Amortization	(10,334)
Currency translation adjustments	(508)
Balance, December 31, 2015	162,223
Amortization	(10,928)
Currency translation adjustments	(317)
Balance, December 31, 2016	$150,978
Our other intangible assets consist primarily of customer relationships at our Crude Transportation, SemGas and SemMexico segments. These assets may be subject to impairments in the future if we are unable to maintain the relationships with the customers to which the assets relate.
We estimate that future amortization of other intangible assets will be as follows (in thousands):

For the year ending:
December 31, 2017	$11,011
December 31, 2018	10,918
December 31, 2019	10,316
December 31, 2020	9,649
December 31, 2021	9,483
Thereafter	99,601
Total estimated amortization expense	$150,978

13.	FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK
Fair value of financial instruments
We record certain financial assets and liabilities at fair value at each balance sheet date. The table below summarizes the balances of commodity derivative assets and liabilities at December 31, 2016 and 2015 (in thousands):

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

13.	FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK, Continued

	December 31, 2016			December 31, 2015
Derivatives subject to netting arrangements:	Level 1	Netting(1)	Total	Level 1	Netting(1)	Total
Commodity derivatives:
Assets	$68	$(68)	$—	$131	$(131)	$—
Liabilities	$1,396	$(68)	$1,328	$470	$(131)	$339

(1)	Relates primarily to exchange traded futures. Gain and loss positions on multiple contracts are settled net on a daily basis with the exchange.
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
There were no financial assets or liabilities classified as Level 2 or Level 3 during the years ended December 31, 2016, 2015 and 2014, as such no rollforward of Level 3 activity has been presented.
See Note 15 for fair value of debt instruments and Note 20 for fair value of benefit plan assets. The approximate fair value of cash and cash equivalents, accounts receivable and accounts payable is equal to book value due to the short-term nature of these items.
Commodity derivative contracts
Our consolidated results of operations and cash flows are impacted by changes in market prices for petroleum products. This exposure to commodity price risk is managed, in part, by entering into various commodity derivatives.
We seek to manage the price risk associated with our marketing operations by limiting our net open positions through (i) the concurrent purchase and sale of like quantities of petroleum products to create back-to-back transactions that are intended to lock in positive margins based on the timing, location or quality of the petroleum products purchased and delivered or (ii) derivative contracts. Our storage and transportation assets can also be used to mitigate location and time basis risk. All marketing activities are subject to our Comprehensive Risk Management Policy, a Delegation of Authority policy and their supporting policies and procedures (collectively, the "Risk Governance Policies"), which establish limits in order to manage risk and mitigate financial exposure.
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

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

13.	FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK, Continued

The following table sets forth the notional quantities for derivative instruments entered into (in thousands of barrels):

	Year Ended December 31,
	2016	2015	2014
Sales	33,694	23,228	6,773
Purchases	33,819	22,946	6,477
We have not designated any of our commodity derivative instruments as accounting hedges. We have recorded the fair value of our commodity derivative instruments on our consolidated balance sheets in "other current assets" and "other current liabilities" in the following amounts (in thousands):

December 31, 2016		December 31, 2015
Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
$—	$1,328	$—	$339

We have posted margin deposits as collateral with brokers who have the right of set off associated with these funds. Our margin deposit balances were $3.6 million and $2.9 million at December 31, 2016 and 2015, respectively. These margin account balances have not been offset against our net commodity derivative instrument (contract) positions. Had these margin account balances been netted against our net commodity derivative instrument (contract) positions as of December 31, 2016 and 2015, we would have had net asset positions of $2.3 million and $2.6 million, respectively.
Realized and unrealized gains (losses) from our commodity derivatives were recorded to product revenue in the following amounts (in thousands):

	Year Ended December 31,
	2016	2015	2014
Realized and unrealized gain (loss)	$(4,485)	$8,146	$19,305
Warrants
For the year ended December 31, 2014, we recorded expense related to the change in fair value of warrants of $13.4 million to "other expense (income), net" in our consolidated statements operations and comprehensive income (loss). The warrants expired on November 30, 2014. See Note 17 for additional information.
Concentrations of risk
During the year ended December 31, 2016, one customer primarily of our Crude Supply and Logistics segment accounted for more than 10% of our consolidated revenue with revenues of $313.8 million. No suppliers accounted for more than 10% of our costs of products sold. At December 31, 2016, one customer, primarily of our Crude Supply and Logistics segment, accounted for approximately 20% of our consolidated accounts receivable.
Our SemGas segment has a significant concentration of producers which account for a large portion of our SemGas segment's volumes. During the year ended December 31, 2016, three producers accounted for approximately 92% of our total processed volumes. During the year ended December 31, 2016, three producers accounted for 95% of our total gathered volumes. Additionally, all of the processing and gathering volumes from these customers are produced in the Northern Oklahoma region.
Our SemCAMS processing plants require a minimum rate of sulfur tonnage to operate, and to comply with the regulatory requirements for air emissions.  We have several large producers that provide significant sour gas to our plants.  If these producers shut in their sour gas production due to low commodity prices, it could result in regulatory non-compliance, as well as operating and financial impacts to SemCAMS.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

13.	FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK, Continued

Assets and liabilities of subsidiaries outside the United States
The following table summarizes the assets and liabilities (excluding affiliate balances) at December 31, 2016 of our subsidiaries outside the United States (in thousands):

	Canada	United Kingdom	Mexico	Total
Cash and cash equivalents	$44,180	$5,234	$9,858	$59,272
Other current assets	42,390	2,055	26,214	70,659
Noncurrent assets	300,399	128,098	39,368	467,865
Total assets	$386,969	$135,387	$75,440	$597,796

Current liabilities	$33,228	$4,630	$16,088	$53,946
Noncurrent liabilities	57,907	12,368	1,034	71,309
Total liabilities	91,135	16,998	17,122	125,255
Net assets	$295,834	$118,389	$58,318	$472,541
Employees
At December 31, 2016, we had approximately 1,140 employees, including approximately 550 employees outside the U.S. Approximately 130 of the employees in Canada and Mexico are represented by labor unions and are subject to collective bargaining agreements governing their employment with us. Of that number, approximately 70 employees have collective bargaining agreements that renew annually and 60 have collective bargaining agreements that expire in January 2019. We have never had a labor related work stoppage and believe our employee relations are good.

14.	INCOME TAXES
Income tax expense (benefit)
Our consolidated income from continuing operations before income taxes was generated in the following jurisdictions (in thousands):

	Year Ended December 31,
	2016	2015	2014
U.S.	$(766)	$46,728	$39,231
Foreign	25,297	29,618	59,340
Consolidated	$24,531	$76,346	$98,571

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

14.	INCOME TAXES, Continued

The following table summarizes income tax provision (benefit) from continuing operations by jurisdiction (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current income tax provision:
Foreign	$2,821	$4,301	$10,430
U.S. federal	—	—	(195)
U.S. state	—	32	132
	2,821	4,333	10,367
Deferred income tax provision (benefit):
Foreign	4,071	4,747	2,024
U.S. federal	5,142	21,865	30,074
U.S. state	(766)	2,585	4,048
	8,447	29,197	36,146
Provision (benefit) for income taxes	$11,268	$33,530	$46,513
The following table reconciles income tax provision at the U.S. federal statutory rate to the consolidated provision (benefit) for income taxes (in thousands):

	Year Ended December 31,
	2016	2015	2014
Income from continuing operations before income taxes	$24,531	$76,346	$98,571
U.S. federal statutory rate	35%	35%	35%
Provision at statutory rate	8,586	26,721	34,500
State income taxes—net of federal benefit	(498)	1,701	3,197
Effect of rates other than statutory	(1,966)	(2,306)	(1,925)
Effect of U.S. taxation on foreign branches	8,854	10,366	20,769
Foreign tax adjustment, prior years	—	7	(3,669)
Warrants	—	—	4,698
Noncontrolling interest	(3,908)	(4,373)	(7,986)
Foreign tax credit and offset to branch deferreds	(6,026)	(1,740)	6,851
Impact of valuation allowance on deferred tax assets	6,026	1,740	(7,331)
Foreign net gain on subsidiary dissolution and debt waivers	—	—	(13,620)
Foreign withholding taxes	18	6	5,054
Other, net	182	1,408	5,975
Provision (benefit) for income taxes	$11,268	$33,530	$46,513
For the years ended December 31, 2016, 2015 and 2014, the foreign subsidiaries are disregarded entities for U.S. federal income tax purposes. The foreign earnings are taxed in foreign jurisdictions as well as in the U.S. Foreign tax credits, subject to limitations, are available to reduce U.S. taxes.
Deferred tax positions
Deferred income taxes reflect the effects of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. Significant components of deferred tax assets and liabilities are as follows at December 31, 2016 and 2015 (in thousands):

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

14.	INCOME TAXES, Continued

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss and other credit carryforwards	$58,129	$55,100
Compensation and benefits	9,411	8,178
Inventories	231	213
Intangible assets	34,573	35,152
Pension plan	4,811	4,643
Allowance for doubtful accounts	971	1,552
Deferred revenue	4,451	4,619
Equity investment in partnerships	54,686	—
Foreign tax credit and offset to branch deferreds	110,052	104,026
Other	46,601	41,318
less: valuation allowance	(110,243)	(104,509)
Net deferred tax assets	213,673	150,292
Deferred tax liabilities:
Intangible assets	(4,709)	(4,638)
Prepaid expenses	(136)	(142)
Property, plant and equipment	(223,325)	(219,247)
Equity investment in partnerships	—	(85,385)
Other	(4,411)	(4,107)
Total deferred tax liabilities	(232,581)	(313,519)
Net deferred tax liabilities	$(18,908)	$(163,227)
At December 31, 2016, we had a cumulative U.S. federal net operating loss of approximately $146.6 million that can be carried forward to apply against taxable income generated in future years. This carry forward begins to expire in 2031. We had cumulative U.S. state net operating losses of approximately $94.8 million available for carryforward, which begin to expire in 2017. We had foreign net operating losses of $19.5 million available for indefinite carryforward and $7.8 million that will expire in 2036. We had foreign tax credits of approximately $62.1 million available for carry forward, which begin to expire in 2020.
The valuation allowance increased by $5.7 million during 2016. The change related to a net increase of $6.0 million for foreign tax credits and offset to branch deferreds and a decrease of $0.3 million related to state net operating losses.
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

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

14.	INCOME TAXES, Continued

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

15.	LONG-TERM DEBT
Our long-term debt consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
7.50% senior unsecured notes due 2021	$300,000	$300,000
Unamortized debt issuance costs on 2021 notes	(3,708)	(4,540)
7.50% senior unsecured notes due 2021, net	296,292	295,460

5.625% senior unsecured notes due 2022	400,000	400,000
Unamortized debt issuance costs on 2022 notes	(5,909)	(6,975)
5.625% senior unsecured notes due 2022, net	394,091	393,025

5.625% senior unsecured notes due 2023	350,000	350,000
Unamortized discount on 2023 notes	(4,894)	(5,455)
Unamortized debt issuance costs on 2023 notes	(4,596)	(5,266)
5.625% senior unsecured notes due 2023, net	340,510	339,279

SemGroup corporate revolving credit facility	20,000	30,000
SemMexico revolving credit facility	—	—
Capital leases	51	83
Total long-term debt, net	1,050,944	1,057,847
Less: current portion of long-term debt	26	31
Noncurrent portion of long-term debt, net	$1,050,918	$1,057,816
Senior unsecured notes
At December 31, 2016, we had outstanding $300 million of 7.50% senior unsecured notes due 2021 (the “2021 Notes”), $400 million of 5.625% senior unsecured notes due 2022 (the “2022 Notes”) and $350 million of 5.625% senior unsecured notes due 2023 (the "2023 Notes") (collectively, the "Notes"). The Notes are guaranteed by certain of our subsidiaries: Rose Rock Finance Corporation, Rose Rock Midstream Operating, LLC, Rose Rock Midstream Energy GP, LLC, Rose Rock Midstream Crude, L.P., Rose Rock Midstream Field Services, LLC, SemGas, L.P., SemMaterials, L.P., SemGroup Europe Holding, L.L.C., SemOperating G.P., L.L.C., SemMexico, L.L.C., SemDevelopment, L.L.C., Mid-America Midstream Gas Services, L.L.C., SemCrude Pipeline, L.L.C., Wattenberg Holding, LLC and Glass Mountain Holding, LLC (collectively, the "Guarantors"). The guarantees of the Notes are full and unconditional and constitute the joint and several obligations of the Guarantors.
The Notes are governed by indentures, as supplemented, between the Company and its subsidiary Guarantors and Wilmington Trust, N.A., as trustee (the “Indentures”). The Indentures include customary covenants, including limitations on our ability to incur additional indebtedness or issue certain preferred shares; pay dividends and make certain distributions, investments and other restricted payments; create certain liens; sell assets; enter into transactions with affiliates; enter into sale and lease-back transactions; merge, consolidate, sell or otherwise dispose of all or substantially all of our assets; and designate our subsidiaries as unrestricted under the Indentures.
The Indentures include customary events of default, including events of default relating to non-payment of principal and other amounts owing from time to time, failure to provide required reports, failure to comply with agreements in the

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

15.	LONG-TERM DEBT, Continued

Indentures, cross payment-defaults to any material indebtedness, bankruptcy and insolvency events, certain unsatisfied judgments, and invalidation or cessation of the subsidiary guarantee of a significant subsidiary. A default would permit holders to declare the Notes and accrued interest due and payable.
The Notes are effectively subordinated in right of payment to any of our, and the Guarantors', existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to the obligations of any subsidiary that is not a guarantor of the Notes.
The Company may issue additional Notes under the Indentures from time to time, subject to the terms of the Indentures.
Except as described below, the Company may redeem the Notes, in whole or in part, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest, if redeemed during the twelve-month period beginning with each period as indicated below:

2021 Notes
From and after June 15, 2016	105.625%
From and after June 15, 2017	103.750%
From and after June 15, 2018	101.875%
From and after June 15, 2019	100.000%

2022 Notes
Not redeemable before July 15, 2017
From and after July 15, 2017	104.219%
From and after July 15, 2018	102.813%
From and after July 15, 2019	101.406%
From and after July 15, 2020	100.000%

2023 Notes
Not redeemable before May 15, 2019
From and after May 15, 2019	102.813%
From and after May 15, 2020	101.406%
From and after May 15, 2021	100.000%

Prior to the redemption dates set forth above, the Company may, at its option, on one or more occasions, redeem up to 35% of the sum of the original aggregate principal amount of the Notes at a redemption price equal to aggregate principal amount thereof plus a premium equal to stated interest rate of the Notes, plus accrued and unpaid interest, with the net cash proceeds of one or more equity offerings of the Company, subject to certain conditions.
Prior to the redemption dates set forth above, the Company may also redeem all or part of the Notes at a price equal to the principal plus a premium equal to the greater of 1% of the principal or the excess of the present value of the first redemption price from the table above plus all required interest payments due through the first redemption date in the table above, computed using a discount rate based on a published United States Treasury Rate plus 50 basis points, over the principal value of such Note.
In the event of a change of control, the Company is required to offer to repurchase the Notes at an amount equal to 101% of the principal plus accrued and unpaid interest.
Interest on the 2021 Notes is payable in arrears on June 15th and December 15th to holders of record on June 1st and December 1st each year until maturity. Interest on the 2022 Notes is payable in arrears on January 15th and July 15th to holders of record on January 1st and July 1st each year until maturity. Interest on the 2023 Notes is payable in arrears on May 15th and November 15th to holders of record on May 1st and November 1st each year until maturity. For the years ended December 31, 2016, 2015 and 2014, we incurred $67.6 million, $60.0 million and $35.0 million, respectively, of

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

15.	LONG-TERM DEBT, Continued

interest expense related to the Notes including the amortization of debt issuance costs and amortization of discount on the 2023 Notes.
At December 31, 2016, we were in compliance with the terms of the Notes.
SemGroup corporate credit agreement
Our revolving credit facility has a capacity of $1.0 billion at December 31, 2016. This capacity may be used either for cash borrowings or letters of credit, although the maximum letter of credit capacity is $250 million. The credit agreement allows for the increase of the revolving commitments under the credit agreement by an aggregate amount of $300 million subject to the satisfaction of certain conditions. The agreement matures on March 15, 2021. Earlier principal payments may be required if we enter into certain transactions to sell assets or obtain new borrowings. We have the right to make additional principal payments without incurring any penalties for early repayment.
Interest on revolving credit cash borrowings is charged at either a Eurodollar rate or an alternate base rate ("ABR"), at our election, plus, in each case an applicable margin. The applicable margin will range from 2.0% to 3.0% in the case of a Eurodollar loan, and from 1.0% to 2.0% in the case of an ABR loan, in each case, based on a leverage ratio specified in the agreement.
At December 31, 2016, there were $20.0 million of outstanding borrowings which incurred interest at the ABR. The interest rate in effect at December 31, 2016 on ABR borrowings was 4.75%.
Fees are charged on any outstanding letters of credit at a rate that ranges from 2.0% to 3.0%, depending on a leverage ratio specified in the credit agreement. At December 31, 2016, we had $41.4 million of outstanding letters of credit for which the rate in effect was 2.0%. In addition, a fronting fee of 0.25% is charged on outstanding letters of credit. The credit facility also allows for the use of secured bilateral letters of credit, which are issued external to the credit facility and do not reduce revolver availability. At December 31, 2016, we had $26.8 million of secured bilateral letters of credit outstanding and the interest rate in effect was 1.75%.
A commitment fee that ranges from 0.375% to 0.5%, depending on a leverage ratio defined in the credit agreement, is charged on any unused capacity on the revolving credit facility.
We recorded interest expense related to the revolving credit facility of $4.6 million, $3.8 million and $6.3 million for the years ended December 31, 2016, 2015 and 2014, respectively, including amortization of capitalized loan fees.
The credit agreement includes customary affirmative and negative covenants, including limitations on the creation of new indebtedness, liens, sale and lease-back transactions, new investments, making fundamental changes including mergers and consolidations, making of dividends and other distributions, making material changes in our business, modifying certain documents and maintenance of a consolidated leverage ratio and an interest coverage ratio. In addition, the credit agreement prohibits any commodity transactions that are not permitted by our Risk Governance Policies.
The terms of our credit facility restrict, to some extent, the payment of cash dividends on our common stock. The credit agreement is guaranteed by all of our material domestic subsidiaries and secured by a lien on substantially all of our property and assets, subject to customary exceptions.
At December 31, 2016, we were in compliance with the terms of the credit agreement.
Rose Rock credit facility
Subsequent to the Merger, Rose Rock's revolving credit facility was terminated and $2.0 million of associated unamortized capitalized loan fees were written off to interest expense.
We recorded interest expense related to this facility of $7.1 million, $6.9 million and $9.0 million for the years ended December 31, 2016, 2015 and 2014, respectively, including amortization of debt issuance costs and interest on bilateral letters of credit.
SemMexico facilities
At December 31, 2016, SemMexico had a $70 million Mexican pesos (U.S. $3.4 million at the December 31, 2016 exchange rate) revolving credit facility, which matures in May 2018. There were no outstanding borrowings on the facility at December 31, 2016. Borrowings are unsecured and bear interest at the bank prime rate in Mexico plus 1.50%.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

15.	LONG-TERM DEBT, Continued

At December 31, 2016, SemMexico had outstanding letters of credit of $292.8 million Mexican pesos (U.S. $14.1 million). Fees charged on outstanding letters of credit were 0.28%.
At December 31, 2016, we were in compliance with the terms of this facility.
Scheduled principal payments
The following table summarizes the scheduled principal payments as of December 31, 2016 (in thousands). As described above, our debt agreements require accelerated principal payments under certain circumstances. As a result, principal payments may occur earlier than shown in the table below.

	Notes	SemGroup Facility	SemMexico Facility	Capital Leases	Total
For the year ended:
December 31, 2017	$—	$—	$—	$26	$26
December 31, 2018	—	—	—	25	25
December 31, 2019	—	—	—	—	—
December 31, 2020	—	—	—	—	—
December 31, 2021	300,000	20,000	—	—	320,000
Thereafter	750,000	—	—	—	750,000
Total	$1,050,000	$20,000	$—	$51	$1,070,051
Fair value
We estimate the fair value of the 2021 Notes, the 2022 Notes and the 2023 Notes to be $304 million, $394 million and $344 million, respectively, at December 31, 2016, based on unadjusted, transacted market prices near the measurement date, which is categorized as a Level 2 measurement. We estimate that the fair value of our other long-term debt was not materially different than the recorded values at December 31, 2016. It is our belief that neither the market interest rates nor our credit profile have changed significantly enough to have had a material impact on the fair value of our other debt outstanding at December 31, 2016. This estimate is categorized as a Level 2 measurement.

16.	COMMITMENTS AND CONTINGENCIES
Dimmit County, TX claims
An employee of Rose Rock Midstream Field Services, LLC was involved in a tractor trailer accident on January 15, 2015, in Dimmit County, Texas.  A second accident followed resulting in six fatalities and multiple injuries.  Multiple lawsuits involving claims of wrongful death and personal injury were filed in Zavala County and Dimmit County, Texas.  These lawsuits have been consolidated in the District Court, 293rd Judicial District, Zavala County, Texas, as cause number 15-01-13356-ZCV, Maribel Rodriguez and the Estate of David Rodriguez, et al., vs. Rose Rock Midstream Field Services, LLC, SemGroup Corporation, Rose Rock Midstream, L.P. and SemManagement, L.L.C., et al. The judgments previously entered on the confidential settlement agreements have become final, the matter settled within the limits covered by our insurance and the matter is now concluded.
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

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

16.	COMMITMENTS AND CONTINGENCIES, Continued

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
We received a Notice of Probable Violation and Civil Penalty dated March 29, 2016, from the U.S. Department of Transportation (the “Notice”) for alleged violations of pipeline operation and maintenance regulations related to a 2014 crude oil release that occurred on our Blackwell to See pipeline segment located in Oklahoma.  This pipeline segment was displaced with nitrogen and abandoned in March 2016 when we initiated service on our new pipeline segment that transports Kansas crude volumes to our Cushing, Oklahoma terminal.  The Notice proposes a penalty of $600,200. We responded to the Notice in April 2016 with information that we believe warrants reduction of the amount of the proposed penalty.
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
Asset retirement obligations
We will be required to incur significant removal and restoration costs when we retire our natural gas gathering and processing facilities in Canada. We have recorded a liability associated with these obligations, which is reported within other noncurrent liabilities on the consolidated balance sheets. The following table summarizes the changes in this liability from December 31, 2013 through December 31, 2016 (in thousands):

Balance, December 31, 2013	$41,185
Accretion	4,807
Payments made	(514)
Currency translation adjustments	(3,524)
Balance, December 31, 2014	41,954
Accretion	4,748
Payments made	(511)
Revaluation	(26,000)
Currency translation adjustments	(4,245)
Balance, December 31, 2015	15,946
Accretion	2,292
Payments made	(159)
Currency translation adjustments	469
Balance, December 31, 2016	$18,548
The December 31, 2016 liability was calculated using the $122.0 million cost we estimate we would incur to retire these facilities, discounted based on our risk-adjusted cost of borrowing and the estimated timing of remediation. An additional $20.0 million of estimated costs are attributable to third-party owners’ proportionate share of the obligations.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

16.	COMMITMENTS AND CONTINGENCIES, Continued

If an owner fails to perform on its obligations, the other owners (including SemGroup) could be obligated to bear that party’s share of the remediation costs.
The calculation of the liability for an asset retirement obligation requires the use of significant estimates, including those related to the length of time before the assets will be retired, cost inflation over the assumed life of the assets, actual remediation activities to be required and the rate at which such obligations should be discounted. Future changes in these estimates could result in material changes in the value of the recorded liability. In addition, future changes in laws or regulations could require us to record additional asset retirement obligations. During the year ended December 31, 2015, we completed a reevaluation of our asset retirement obligations and recorded reductions to the liability and offsetting asset of $26.0 million. The reduction was largely due to a change in the estimated timing of the retirement of these facilities.
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
Operating leases
We have entered into operating lease agreements for office space, office equipment, land and vehicles. Future minimum payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year at December 31, 2016, are as follows (in thousands):

For year ending:
December 31, 2017	$4,516
December 31, 2018	4,218
December 31, 2019	3,871
December 31, 2020	3,517
December 31, 2021	3,545
Thereafter	10,018
Total future minimum lease payments	$29,685
We recorded lease and rental expenses of $15.0 million, $15.5 million and $16.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Purchase and sale commitments
We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We account for these commitments as normal purchases and sales, therefore, we do not record assets or liabilities related to these agreements until the product is purchased or sold. At December 31, 2016, such commitments included the following (in thousands):

	Volume (barrels)	Value
Fixed price purchases	2,359	$120,064
Fixed price sales	8,670	$453,647
Floating price purchases	3,577	$179,237
Floating price sales	13,573	$738,245
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
Our SemGas segment has a take or pay contractual obligation related to the fractionation of natural gas liquids through June 2023. The approximate amount of future obligation is as follows (in thousands):

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

16.	COMMITMENTS AND CONTINGENCIES, Continued

For year ending:
December 31, 2017	$11,938
December 31, 2018	10,060
December 31, 2019	9,121
December 31, 2020	8,451
December 31, 2021	6,841
Thereafter	9,099
Total expected future payments	$55,510
SemGas also enters into contracts under which we are responsible for marketing the majority of the gas and natural gas liquids produced by the counterparties to the agreements. The majority of SemGas’ revenues were generated from such contracts.
We have a throughput commitment with our equity method investee, White Cliffs, for approximately 5,000 barrels per day of space on White Cliffs' pipeline which became effective in October 2015 and has a term of five years. Annual payments to White Cliffs under the agreement are expected to be $9.4 million. In addition, we have a throughput commitment for 5,000 barrels per day on a third-party pipeline currently under construction. The agreement will become effective when the pipeline is completed and the agreement will have a seven year term from that date. Annual payments are expected to be $11.9 million.
Capital expenditures
We expect to spend approximately $180 million to complete construction of the Maurepas Pipeline in 2017. We expect to spend approximately $80 million and $155 million in 2017 and 2018, respectively, related to construction of the Wapiti Sour Gas Plant.

17.	EQUITY
Common stock
The par value of common stock reflected on the consolidated balance sheet at December 31, 2016 is summarized below:

	Class A	Class B
Shares accounted for at December 31, 2013	42,504,656	28,235
Conversion of Class B shares	28,235	(28,235)
Issuance of shares under employee and director compensation programs(1)	169,933	—
Shares issued under employee stock purchase plan	6,999	—
Shares issued upon exercise of warrants	904,231	—
Shares accounted for at December 31, 2014	43,614,054	—
Issuance of shares under employee and director compensation programs(1)	184,803	—
Shares issued under employee stock purchase plan	24,882	—
Shares accounted for at December 31, 2015	43,823,739	—
Issuance of common shares in public offering	8,625,000	—
Shares issued for Merger	13,140,020	—
Issuance of shares under employee and director compensation programs(1)	170,772	—
Shares issued under employee stock purchase plan	46,836	—
Shares accounted for at December 31, 2016(2)	65,806,367	—
(1) Of these vested shares, recipients sold back to the Company 46,941, 62,291 and 11,120 shares during the years ended December 31, 2016, 2015 and 2014, respectively, to satisfy tax withholding obligations. These repurchased shares are being recognized at cost as treasury stock on the consolidated balance sheet.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

17.	EQUITY, Continued

(2) In addition to the shares in the table above, there are shares of unvested restricted stock outstanding which are considered legally issued and outstanding and have been included in the number of shares presented on the consolidated balance sheets. The par value of unvested restricted stock has not yet been reflected in common stock on the consolidated balance sheet, as these shares have not yet vested and could be forfeited. There are also shares of restricted stock that were returned to treasury upon forfeiture. The par value of these shares is not reflected in the consolidated balance sheet, as no accounting recognition is given to forfeited shares.
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
Equity issuances
On June 22, 2016, we issued and sold 8,625,000 shares of our Class A common stock, valued at $27.00 per share, to the public for proceeds of $228.6 million, net of underwriting fees and other offering costs of $4.3 million. Proceeds were used to repay borrowings on our revolving credit facility and will be used for future capital expenditures and general corporate purposes.
On September 30, 2016, we completed the Merger with Rose Rock. We issued 13.1 million common shares in exchange for the outstanding common limited partner units of Rose Rock which we did not already own. Issuance costs of $5.3 million were recorded as a reduction to additional paid in capital. In addition, we recorded a reduction to our deferred tax liabilities and offsetting increase to additional paid-in capital of $143.3 million associated with the transaction. This non-cash adjustment represents the deferred tax impact of the difference between the book value of the noncontrolling interests acquired and the tax basis which is stepped-up to the fair market value of the consideration which includes the common shares issued and the assumption of liabilities associated with the noncontrolling interests. See Note 4 for further information on the Merger.
Warrants
Prior to November 30, 2014, we had outstanding common stock warrants which entitled the holder to purchase one share of common stock for $25. Upon exercise, a holder could elect a cashless exercise, whereby the number of shares to be issued to the holder was reduced, in lieu of a cash payment. Changes in the fair value of warrants were recorded in "other expense (income), net" in the consolidated statements of operations and comprehensive income (loss). The warrants expired on November 30, 2014.
Dividends
The following table sets forth the quarterly dividends per share declared and paid to shareholders for the periods indicated:

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

17.	EQUITY, Continued

Quarter Ending	Dividend Per Share	Date of Record	Date Paid
March 31, 2014	$0.22	March 10, 2014	March 20, 2014
June 30, 2014	$0.24	May 19, 2014	May 29, 2014
September 30, 2014	$0.27	August 18, 2014	August 28, 2014
December 31, 2014	$0.30	November 17, 2014	November 28, 2014

March 31, 2015	$0.34	March 9, 2015	March 20, 2015
June 30, 2015	$0.38	May 18, 2015	May 29, 2015
September 30, 2015	$0.42	August 17, 2015	August 25, 2015
December 31, 2015	$0.45	November 16, 2015	November 24, 2015

March 31, 2016	$0.45	March 7, 2016	March 17, 2016
June 30, 2016	$0.45	May 16, 2016	May 26, 2016
September 30, 2016	$0.45	August 15, 2016	August 25, 2016
December 31, 2016	$0.45	November 18, 2016	November 28, 2016

March 31, 2017	$0.45	March 7, 2017	March 17, 2017

18.	EARNINGS PER SHARE
Earnings per share is calculated based on income from continuing and discontinued operations less any income attributable to noncontrolling interests. Income attributable to noncontrolling interests represented third-party limited partner unitholders' interests in the earnings of our consolidated subsidiary, Rose Rock, prior to completion of the Merger.  Rose Rock allocated net income to its limited partners based on the distributions pertaining to the current period's available cash as defined by Rose Rock's partnership agreement. After adjusting for the appropriate period's distributions, the remaining undistributed earnings or excess distributions over earnings, if any, were allocated to Rose Rock's general partner, limited partners and participating securities in accordance with the contractual terms of Rose Rock's partnership agreement and as further prescribed under the two-class method. Incentive distribution rights did not participate in undistributed earnings. Subsequent to the Merger, there is no longer a noncontrolling interest.
Basic earnings (loss) per share is calculated based on the weighted average shares outstanding during the period. Diluted earnings (loss) per share includes the dilutive effect of warrants and unvested equity compensation awards.
The following summarizes the calculation of basic earnings per share for the years ended December 31, 2016, 2015 and 2014 (in thousands, except per share amounts):

	Year Ended December 31, 2016
	Continuing Operations	Discontinued Operations	Net
Income	$13,263	$(1)	$13,262
less: Income attributable to noncontrolling interest	11,167	—	11,167
Income attributable to SemGroup	$2,096	$(1)	$2,095
Weighted average common stock outstanding	51,889	51,889	51,889
Basic earnings per share	$0.04	$0.00	$0.04

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

18.	EARNINGS PER SHARE, Continued

	Year Ended December 31, 2015
	Continuing Operations	Discontinued Operations	Net
Income	$42,816	$(4)	$42,812
less: Income attributable to noncontrolling interest	12,492	—	12,492
Income attributable to SemGroup	$30,324	$(4)	$30,320
Weighted average common stock outstanding	43,787	43,787	43,787
Basic earnings per share	$0.69	$0.00	$0.69

	Year Ended December 31, 2014
	Continuing Operations	Discontinued Operations	Net
Income	$52,058	$(1)	$52,057
less: Income attributable to noncontrolling interest	22,817	—	22,817
Income attributable to SemGroup	$29,241	$(1)	$29,240
Weighted average common stock outstanding	42,665	42,665	42,665
Basic earnings per share	$0.69	$0.00	$0.69

The following summarizes the calculation of diluted earnings per share for the years ended December 31, 2016, 2015 and 2014 (in thousands, except per share amounts):

	Year Ended December 31, 2016
	Continuing Operations	Discontinued Operations	Net
Income	$13,263	$(1)	$13,262
less: Income attributable to noncontrolling interest	11,167	—	11,167
Income attributable to SemGroup	$2,096	$(1)	$2,095
Weighted average common stock outstanding	51,889	51,889	51,889
Effect of dilutive securities	392	392	392
Diluted weighted average common stock outstanding	52,281	52,281	52,281
Diluted earnings per share	$0.04	$0.00	$0.04

	Year Ended December 31, 2015
	Continuing Operations	Discontinued Operations	Net
Income	$42,816	$(4)	$42,812
less: Income attributable to noncontrolling interest	12,492	—	12,492
Income attributable to SemGroup	$30,324	$(4)	$30,320
Weighted average common stock outstanding	43,787	43,787	43,787
Effect of dilutive securities	183	183	183
Diluted weighted average common stock outstanding	43,970	43,970	43,970
Diluted earnings per share	$0.69	$0.00	$0.69

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

18.	EARNINGS PER SHARE, Continued

	Year Ended December 31, 2014
	Continuing Operations	Discontinued Operations	Net
Income	$52,058	$(1)	$52,057
less: Income attributable to noncontrolling interest	22,817	—	22,817
Income attributable to SemGroup	$29,241	$(1)	$29,240
Weighted average common stock outstanding	42,665	42,665	42,665
Effect of dilutive securities	302	302	302
Diluted weighted average common stock outstanding	42,967	42,967	42,967
Diluted earnings per share	$0.68	$0.00	$0.68

19.    EQUITY-BASED COMPENSATION
SemGroup Corporation equity awards
We have reserved a total of 3,710,220 shares of common stock for issuance pursuant to employee and director compensation programs. Awards under these programs give the recipients the right to receive shares of common stock, once specified service, performance or market related vesting conditions are met. The awards typically have a one year vesting period for non-management directors and three years for employees. The awards may be subject to accelerated vesting in the event of involuntary terminations. We record expense for these awards (and corresponding increases to additional paid-in capital) based on the grant date fair value of the awards over the vesting period. We use authorized but unissued shares to satisfy our equity-based payment obligations. Although these awards are to be settled in shares, we may elect to give participants the option of surrendering a portion of the awards, to meet statutory minimum tax withholding requirements. The activity related to these awards during the period from December 31, 2013 to December 31, 2016 is summarized below:

	Unvested Shares	Average Grant Date Fair Value	Aggregate Fair Value of Shares (in thousands)
Outstanding at December 31, 2013	530,603	$36.80
Awards granted - 2014	207,786	$77.14
Awards vested - 2014	(169,340)	$33.07	$5,600
Awards forfeited - 2014	(119,130)	$42.16
Outstanding at December 31, 2014	449,919	$70.69
Awards granted - 2015	151,789	$77.93
Awards vested - 2015	(181,906)	$35.18	$6,399
Awards forfeited - 2015	(8,494)	$42.05
Outstanding at December 31, 2015	411,308	$75.25
Awards granted - 2016	702,309	$19.18
Awards vested - 2016	(168,096)	$20.38	$3,426
Awards forfeited - 2016	(34,255)	$42.42
Outstanding at December 31, 2016	911,266	$31.09
Of the awards vested during the years ended December 31, 2016, 2015 and 2014, 46,941, 62,291 and 11,120 shares were withheld to satisfy minimum tax requirements, respectively.
Included in the awards granted for the year ended December 31, 2016, is 128,585 restricted stock awards granted in exchange for Rose Rock equity based awards which were canceled as part of the Merger transaction described in Note 4. Incremental compensation expense was not significant. Accrued unvested unit distribution rights associated with unvested Rose Rock restricted unit awards carried over to the restricted stock awards issued in the exchange.
For certain of the awards granted in 2016, 2015, and 2014, the number of shares that will vest is contingent upon our achievement of certain specified targets. Awards with performance conditions are valued based on the grant date closing

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

19.	EQUITY-BASED COMPENSATION, Continued

price on the New York Stock Exchange based on the number of awards expected to vest. Awards with market conditions are valued using Monte Carlo simulations. The following table sets forth the assumptions used in the valuations of these awards granted in 2016, 2015 and 2014:

	2016	2015	2014
Volatility	51.9%	26.8%	29.3%
Risk-free interest rate	0.98%	1.06%	0.66%
Volatility assumptions were based on historical volatility using a simple average calculation of volatility over a period equal to the vesting period of the awards.  We do not expect future volatility over the term of the awards to be significantly different from historical volatility.
If we meet the specified maximum targets, approximately 404 thousand additional shares could vest.
The holders of certain restricted stock awards are entitled to equivalent dividends (“UDs”) to be received upon vesting of the restricted stock awards. The UDs are subject to the same forfeiture and acceleration conditions as the associated restricted stock awards. For awards granted prior to 2013, the dividends were settled in common shares based on the market price of our Class A shares as of the close of business on the vesting date. For the years ended December 31, 2015 and December 31, 2014, 1,793 and 593 shares were issued upon the vesting of these restricted stock awards, respectively. As of December 31, 2015, all awards granted prior to 2013 had vested. UDs related to restricted stock awards granted after 2013 will be settled in cash upon vesting. At December 31, 2016, the value of UDs to be settled in cash related to unvested restricted stock awards was approximately $914 thousand.
Compensation costs expensed for the years ended December 31, 2016, 2015 and 2014 were $8.8 million, $9.1 million and $7.3 million, respectively. As of December 31, 2016, there was $11.5 million of total unrecognized compensation cost related to our non-vested awards, which is expected to be recognized over a weighted-average period of 21 months.
Director retainer
During the years ended December 31, 2016 and 2015, we issued 2,676 and 1,104 shares of common stock, respectively, to a director in lieu of an annual cash retainer.
Employee stock purchase plan
Our employee stock purchase plan ("ESPP") allows eligible employees to contribute up to 10% of their base earnings toward the semi-annual purchase of our common stock, subject to an annual maximum dollar amount. The purchase price is 85% of the closing price on the last business day of the offering period. We have reserved a total of 1,000,000 shares of common stock for issuance under the ESPP. During the years ended December 31, 2016, 2015 and 2014, we issued 46,836, 24,882 and 6,999 shares, respectively, under our ESPP.
Rose Rock equity-based compensation
Prior to the Merger, certain of our employees who support Rose Rock participated in Rose Rock's equity-based compensation program. Awards under this program generally represented awards of restricted common units representing limited partner interests of Rose Rock. Generally, the awards vested three years after the date of grant for employees and one year after the date of grant for non-management directors, contingent upon the continued service of the recipients and may have been subject to accelerated vesting in the event of involuntary terminations. Awards were valued based on the grant date closing price listed on the New York Stock Exchange. Compensation expense was recognized over the vesting period and was discounted for estimated forfeitures. Vesting of these awards diluted our ownership interest. The activity related to these awards is summarized below:

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

19.	EQUITY-BASED COMPENSATION, Continued

	Unvested Units	Average Grant Date Fair Value	Aggregate Fair Value of Units (in thousands)
Outstanding at December 31, 2013	82,948	$28.59
Awards granted - 2014	46,536	$41.35
Awards vested - 2014	(5,712)	$35.87	$205
Awards forfeited - 2014	(21,432)	$29.82
Outstanding at December 31, 2014	102,340	$33.79
Awards granted - 2015	36,527	$39.03
Awards vested - 2015	(38,366)	$27.54	$1,057
Awards forfeited - 2015	(310)	$42.80
Outstanding at December 31, 2015	100,191	$38.70
Awards granted - 2016	117,204	$9.62
Awards vested - 2016	(57,458)	$11.58	$665
Awards forfeited - 2016	(1,846)	$26.55
Awards converted to SemGroup awards	(158,091)	$19.57
Outstanding at December 31, 2016	—	$—
Of the awards vested during the years ended December 31, 2016 and 2015, 254 and 12,892 units, respectively, were withheld to satisfy minimum tax requirements. No units were withheld to satisfy minimum tax requirements for the year ended December 31, 2014.
Compensation cost expensed for the years ended December 31, 2016, 2015 and 2014 was $1.2 million, $1.4 million and $0.9 million, respectively, and represents an increase in noncontrolling interests in consolidated subsidiaries.
The holders of certain of these restricted unit awards were entitled to equivalent distributions (“UUDs”) to be received upon vesting of the restricted unit awards. For awards granted prior to 2013, the UUDs were settled in common units based on the market price of our limited partner common units as of the close of business on the vesting date. For the year ended December 31, 2015, 3,335 UUDs were issued upon the vesting of these restricted units. No UUD units were issued upon vesting of restricted units for the year ended December 31, 2014. As of December 31, 2015, all awards granted prior to 2013 had vested. UUDs related to the restricted unit awards granted subsequent to 2013 will be settled in cash upon vesting. As part of the Merger transaction, the value of these cash settled UUDs related to unvested restricted units was transferred to SemGroup and is now included in the balance for SemGroup UD's noted above.

20.	EMPLOYEE BENEFIT PLANS
Defined contribution plans
We sponsor defined contribution retirement plans in which the majority of employees are eligible to participate. Our contributions to the defined contribution plans were $2.7 million, $2.4 million, and $1.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Pension plans
We sponsor a defined benefit pension plan and a supplemental defined benefit pension plan (collectively, the “Pension Plans”) for certain employees of the SemCAMS segment hired before June 30, 2001. These plans are closed to new participants and do not accrue any additional benefits.
We recognize the funded status of the Pension Plans, measured as the difference between the fair value of the plan assets and the projected benefit obligation, in the consolidated balance sheets. The table below summarizes the balances of the projected benefit obligation and fair value of the plan assets at December 31, 2016 and 2015 (in thousands):

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

20.	EMPLOYEE BENEFIT PLANS, Continued

	December 31,
	2016	2015
Projected benefit obligation	$25,675	$23,865
Fair value of plan assets	22,961	22,204
Funded status:	$(2,714)	$(1,661)
All of the plan's assets are invested in pooled funds that hold highly-liquid securities and are classified as Level 2 within the fair value hierarchy. We recorded other noncurrent liabilities of $2.7 million and $1.7 million at December 31, 2016 and 2015, respectively, to reflect the funded status of the Pension Plans.
We record changes in the funded status of the Pension Plans to other comprehensive income (loss), net of income taxes. These amounts were a loss of $1.1 million, a gain of $0.7 million and a loss of $3.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Retiree medical plan
We sponsor an unfunded, post-employment health benefit plan (the “Health Plan”) for certain employees of the SemCAMS segment. The projected benefit obligation related to the Health Plan was $1.5 million at December 31, 2016 and $1.4 million at December 31, 2015, and is reported within other noncurrent liabilities on the consolidated balance sheets.

21.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents changes in the components of accumulated other comprehensive loss (in thousands):

	Currency Translation	Employee Benefit Plans	Total
Balance, December 31, 2013	$(4,508)	$1,654	$(2,854)
Currency translation adjustment, net of income tax benefit of $11,102	(20,551)	—	(20,551)
Changes related to benefit plans, net of income tax benefit of $1,245	—	(3,736)	(3,736)
Balance, December 31, 2014	(25,059)	(2,082)	(27,141)
Currency translation adjustment, net of income tax benefit of $19,593	(32,142)	—	(32,142)
Changes related to benefit plans, net of income tax expense of $240	—	721	721
Balance, December 31, 2015	(57,201)	(1,361)	(58,562)
Currency translation adjustment, net of income tax benefit of $8,672	(14,224)	—	(14,224)
Changes related to benefit plans, net of income tax benefit of $417	—	(1,128)	(1,128)
Balance, December 31, 2016	$(71,425)	$(2,489)	$(73,914)

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

22.    SUPPLEMENTAL CASH FLOW INFORMATION
Operating assets and liabilities
The following table summarizes the changes in the components of operating assets and liabilities, net of the effects of acquisitions (in thousands):

	Year Ended December 31,
	2016	2015	2014
Decrease (increase) in restricted cash	$(1)	$6,764	$(2,045)
Decrease (increase) in accounts receivable	(90,810)	9,051	(32,602)
Decrease (increase) in receivable from affiliates	(19,541)	10,905	50,454
Decrease (increase) in inventories	(30,686)	(31,043)	(6,243)
Decrease (increase) in margin deposits	(711)	(2,109)	28
Decrease (increase) in other current assets	356	(413)	(614)
Decrease (increase) in other assets	(297)	4,015	2
Increase (decrease) in accounts payable and accrued liabilities	94,687	2,513	11,461
Increase (decrease) in payable to affiliates	21,475	(8,427)	(48,819)
Increase (decrease) in payables to pre-petition creditors	—	(3,837)	(54)
Increase (decrease) in other noncurrent liabilities	2,573	(2,625)	5,067
	$(22,955)	$(15,206)	$(23,365)
Non-cash transactions
During the years ended December 31, 2015 and 2014, we recorded reductions of $51.5 million and $85.2 million, respectively, to noncontrolling interests in consolidated subsidiaries and offsetting increases to additional paid-in capital of $30.7 million and $53.2 million, respectively, (net of tax impacts of $20.8 million and $31.9 million, respectively). These non-cash entries represent the portion of proceeds in excess of historical cost which were attributed to Rose Rock's third-party unitholders related to Rose Rock's common control acquisitions from SemGroup (Note 4).
During the year ended December 31, 2014, we issued 904,231 shares of Class A common stock related to the exercise of warrants. These issuances resulted in the non-cash reclassification of $73.0 million from other noncurrent liabilities to common stock and additional paid-in capital for the year ended December 31, 2014. Cash proceeds of $1.5 million were received in connection with the warrant exercises for the year ended December 31, 2014. Outstanding warrants expired in 2014.
See Note 16 for discussion of non-cash change to our asset retirement obligation liability for the years ended December 31, 2016, 2015 and 2014.
In connection with our acquisition of the noncontrolling interest in Rose Rock, as discussed in Note 4, we recorded a reduction to our deferred tax liabilities and offsetting increase to additional paid-in capital of $143.3 million associated with the transaction. This non-cash adjustment represents the deferred tax impact of the difference between the book value of the noncontrolling interest acquired and the tax basis which is stepped-up to the fair market value of the consideration which included the common shares issued and the assumption of liabilities associated with the noncontrolling interest.
Other supplemental disclosures
We paid cash for interest totaling $71.3 million, $64.9 million and $36.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.
We paid cash for income taxes (net of refunds received) in the amount of $0.7 million, $7.3 million and $23.5 million during the years ended December 31, 2016, 2015 and 2014, respectively.
We accrued $1.4 million, $11.8 million and $7.0 million at December 31, 2016, 2015 and 2014, respectively, for purchases of property, plant and equipment.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

22.	SUPPLEMENTAL CASH FLOW INFORMATION, Continued

We financed prepayments of insurance premiums of $4.7 million, $4.6 million and $4.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.
We sold common units of NGL Energy for proceeds of $88.8 million during the year ended December 31, 2014 (Note 5), of which only $79.7 million of proceeds from the sales had been received at December 31, 2014. We recorded an accrual for the proceeds that had not been received at December 31, 2014.

23.    QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized information on our consolidated results of operations for the quarters during the year ended December 31, 2016 is shown below (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$314,851	$287,377	$327,764	$402,172	$1,332,164
Loss on disposal or impairment, net	13,307	1,685	1,018	38	16,048
Other operating costs and expenses	292,250	277,379	316,644	381,969	1,268,242
Total expenses	305,557	279,064	317,662	382,007	1,284,290
Earnings from equity method investments	23,071	17,078	15,845	17,763	73,757
Loss on issuance of common units by equity method investee	(41)	—	—	—	(41)
Operating income	32,324	25,391	25,947	37,928	121,590
Other expenses, net	58,622	9,944	18,684	9,809	97,059
Income (loss) from continuing operations before income taxes	(26,298)	15,447	7,263	28,119	24,531
Income tax expense (benefit)	(21,407)	4,658	11,898	16,119	11,268
Income (loss) from continuing operations	(4,891)	10,789	(4,635)	12,000	13,263
Income (loss) from discontinued operations, net of income taxes	(2)	(2)	3	—	(1)
Net income (loss)	(4,893)	10,787	(4,632)	12,000	13,262
Less: net income attributable to noncontrolling interests	9,020	1,922	225	—	11,167
Net income (loss) attributable to SemGroup	$(13,913)	$8,865	$(4,857)	$12,000	$2,095
Earnings (loss) per share—basic	$(0.32)	$0.20	$(0.09)	$0.18	$0.04
Earnings (loss) per share—diluted	$(0.32)	$0.19	$(0.09)	$0.18	$0.04
Prior quarter amounts above have been restated from the amounts originally reported to correct for an immaterial error identified by management in the fourth quarter related to an under capitalization of interest on certain capital projects. Previously reported interest expense, included in "other expense, net" above, has been decreased by $1.4 million, $0.9 million and $2.5 million for the quarters ended March 31, June 30 and September 30, 2016, respectively, with a corresponding increase to net income. Earnings per basic share was increased by $0.03, $0.02 and $0.05 per share for the quarters ended March 31, June 30 and September 30, 2016, respectively.
Summarized information on our consolidated results of operations for the quarters during the year ended December 31, 2015 is shown below (in thousands, except per share amounts):

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

23.	QUARTERLY FINANCIAL DATA (UNAUDITED), Continued

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$298,310	$377,226	$397,065	$382,493	$1,455,094
Loss (gain) on disposal or impairment, net	1,058	1,372	(951)	9,993	11,472
Other operating costs and expenses	301,206	352,549	376,973	371,512	1,402,240
Total expenses	302,264	353,921	376,022	381,505	1,413,712
Earnings from equity method investments	20,559	23,903	16,237	20,687	81,386
Gain on issuance of common units by equity method investee	—	5,897	136	352	6,385
Operating income	16,605	53,105	37,416	22,027	129,153
Other expenses, net	6,087	9,809	17,829	19,082	52,807
Income from continuing operations before income taxes	10,518	43,296	19,587	2,945	76,346
Income tax expense	4,742	14,861	10,006	3,921	33,530
Income (loss) from continuing operations	5,776	28,435	9,581	(976)	42,816
Loss from discontinued operations, net of income taxes	—	(2)	(1)	(1)	(4)
Net income (loss)	5,776	28,433	9,580	(977)	42,812
Less: net income (loss) attributable to noncontrolling interests	4,310	5,136	4,707	(1,661)	12,492
Net income attributable to SemGroup	$1,466	$23,297	$4,873	$684	$30,320
Earnings per share—basic	$0.03	$0.53	$0.11	$0.02	$0.69
Earnings per share—diluted	$0.03	$0.53	$0.11	$0.02	$0.69

24.    RELATED PARTY TRANSACTIONS
As described in Note 5, we own interests in the general partner of NGL Energy, a 51% ownership interest in White Cliffs and a 50% interest in Glass Mountain, which we account for under the equity method.
Transactions with NGL Energy and its subsidiaries primarily relate to marketing, leased storage and transportation services of crude oil, including buy/sell transactions. Transactions with White Cliffs primarily relate to leased storage, purchases and sales of crude oil, transportation fees for shipments on the White Cliffs Pipeline, and management fees. Transactions with Glass Mountain primarily relate to transportation fees for shipments on the Glass Mountain Pipeline, fees for support and administrative services associated with pipeline operations and purchases of crude oil.
In accordance with ASC 845-10-15, the buy/sell transactions with NGL Energy and White Cliffs were reported as revenue on a net basis in our consolidated statements of operations and comprehensive income (loss) because the purchases of inventory and subsequent sales of the inventory were with the same counterparty.
During the years ended December 31, 2016, 2015 and 2014, we generated the following transactions with related parties (in thousands):

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

24.	RELATED PARTY TRANSACTIONS, Continued

	Year Ended December 31,
	2016	2015	2014
NGL Energy
Revenues	$61,639	$157,732	$456,987
Purchases	$57,739	$138,095	$437,015
Reimbursements from NGL Energy for services	$—	$56	$168

White Cliffs
Crude oil revenues	$4,973	$—	$—
Storage revenues	$4,350	$4,300	$2,888
Transportation fees	$10,797	$5,253	$3,972
Management fees	$494	$471	$449
Crude oil purchases	$4,758	$—	$—

Glass Mountain
Transportation fees	$7,479	$2,997	$845
Management fees	$793	$770	$727
Crude oil purchases	$385	$2,087	$—
Legal services
The law firm of Conner & Winters, LLP, of which Mark D. Berman is a partner, performs legal services for us. Mr. Berman is the spouse of Candice L. Cheeseman, General Counsel. Mr. Berman does not perform any legal services for us. SemGroup paid $1.0 million, $1.3 million and $1.3 million in legal fees and related expenses to this law firm during the years ended December 31, 2016, 2015 and 2014, respectively (of which $1.6 thousand, $3.4 thousand and $0.1 million was paid by White Cliffs, respectively).

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
Subsequent to the Merger as described in Note 4, SemGroup assumed the obligations of Rose Rock under Rose Rock's senior unsecured notes. Supplemental indentures were entered into with respect to the previously existing SemGroup senior unsecured notes and the senior unsecured notes assumed from Rose Rock to include the Guarantors as listed above to the extent the entity was not already a Guarantor. Prior period comparative information has been recast to reflect the addition of Rose Rock subsidiaries as Guarantors.
Condensed consolidating financial statements for the Parent, the Guarantors and non-guarantors as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014 are presented on an equity method basis in the tables below (in thousands).

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

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

25.    CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Balance Sheets

	December 31, 2016
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$19,002	$—	$59,796	$(4,582)	$74,216
Accounts receivable	—	361,160	57,179	—	418,339
Receivable from affiliates	27	25,244	184	—	25,455
Inventories	—	89,638	9,596	—	99,234
Other current assets	8,986	5,760	3,887	(3)	18,630
Total current assets	28,015	481,802	130,642	(4,585)	635,874
Property, plant and equipment	5,621	970,079	786,372	—	1,762,072
Equity method investments	2,454,118	940,696	—	(2,960,525)	434,289
Goodwill	—	26,628	7,602	—	34,230
Other intangible assets	15	149,669	1,294	—	150,978
Other noncurrent assets, net	54,155	2,080	1,294	—	57,529
Total assets	$2,541,924	$2,570,954	$927,204	$(2,965,110)	$3,074,972
LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$674	$348,297	$18,336	$—	$367,307
Payable to affiliates	—	26,508	—	—	26,508
Accrued liabilities	25,078	23,423	32,603	—	81,104
Other current liabilities	889	5,108	7,439	—	13,436
Total current liabilities	26,641	403,336	58,378	—	488,355
Long-term debt	1,050,893	6,142	16,500	(22,617)	1,050,918
Deferred income taxes	16,119	—	48,382	—	64,501
Other noncurrent liabilities	2,306	—	22,927	—	25,233
Commitments and contingencies
Owners’ equity excluding noncontrolling interests in consolidated subsidiaries	1,445,965	2,161,476	781,017	(2,942,493)	1,445,965
Total owners’ equity	1,445,965	2,161,476	781,017	(2,942,493)	1,445,965
Total liabilities and owners’ equity	$2,541,924	$2,570,954	$927,204	$(2,965,110)	$3,074,972

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

25.    CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	December 31, 2015
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$4,559	$9,058	$46,043	$(1,564)	$58,096
Accounts receivable	640	260,621	65,452	—	326,713
Receivable from affiliates	1,616	7,063	5,430	(8,195)	5,914
Inventories	—	59,073	11,166	—	70,239
Other current assets	8,477	5,243	5,699	—	19,419
Total current assets	15,292	341,058	133,790	(9,759)	480,381
Property, plant and equipment	4,335	978,224	584,262	—	1,566,821
Equity method investments	1,546,853	770,742	—	(1,766,517)	551,078
Goodwill	—	39,680	8,352	—	48,032
Other intangible assets	20	159,750	2,453	—	162,223
Other noncurrent assets, net	39,358	4,775	1,241	—	45,374
Total assets	$1,605,858	$2,294,229	$730,098	$(1,776,276)	$2,853,909
LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$734	$254,785	$18,147	$—	$273,666
Payable to affiliates	78	13,151	—	(8,196)	5,033
Accrued liabilities	5,551	33,199	46,293	4	85,047
Other current liabilities	569	4,246	8,466	—	13,281
Total current liabilities	6,932	305,381	72,906	(8,192)	377,027
Long-term debt	325,460	739,696	16,500	(23,840)	1,057,816
Deferred income taxes	155,411	—	45,542	—	200,953
Other noncurrent liabilities	2,528	—	19,229	—	21,757
Commitments and contingencies
Owners’ equity excluding noncontrolling interests in consolidated subsidiaries	1,115,527	1,168,323	575,921	(1,744,244)	1,115,527
Noncontrolling interests in consolidated subsidiaries	—	80,829	—	—	80,829
Total owners’ equity	1,115,527	1,249,152	575,921	(1,744,244)	1,196,356
Total liabilities and owners’ equity	$1,605,858	$2,294,229	$730,098	$(1,776,276)	$2,853,909

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

25.    CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Statements of Operations

	Year Ended December 31, 2016
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$872,961	$136,448	$—	$1,009,409
Service	—	162,460	102,570	—	265,030
Other	—	—	57,725	—	57,725
Total revenues	—	1,035,421	296,743	—	1,332,164
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	761,971	111,460	—	873,431
Operating	—	115,431	96,668	—	212,099
General and administrative	22,349	31,196	30,363	—	83,908
Depreciation and amortization	1,647	68,669	28,488	—	98,804
Loss (gain) on disposal or impairment, net	—	16,115	(67)	—	16,048
Total expenses	23,996	993,382	266,912	—	1,284,290
Earnings from equity method investments	56,815	81,366	—	(64,424)	73,757
Loss on issuance of common units by equity method investee	(41)	—	—	—	(41)
Operating income	32,778	123,405	29,831	(64,424)	121,590
Other expenses (income):
Interest expense (income)	(4,002)	72,277	(4,819)	(806)	62,650
Foreign currency transaction loss	—	—	4,759	—	4,759
Loss on sale or impairment of equity method investment, net	30,644	—	—	—	30,644
Other expense (income), net	(339)	63	(1,524)	806	(994)
Total other expenses (income), net	26,303	72,340	(1,584)	—	97,059
Income from continuing operations before income taxes	6,475	51,065	31,415	(64,424)	24,531
Income tax expense	4,380	—	6,888	—	11,268
Income from continuing operations	2,095	51,065	24,527	(64,424)	13,263
Loss from discontinued operations, net of income taxes	—	—	(1)	—	(1)
Net income	2,095	51,065	24,526	(64,424)	13,262
Less: net income attributable to noncontrolling interests	—	11,167	—	—	11,167
Net income attributable to SemGroup	$2,095	$39,898	$24,526	$(64,424)	$2,095
Net income	$2,095	$51,065	$24,526	$(64,424)	$13,262
Other comprehensive income (loss), net of income taxes	7,360	1,223	(23,935)	—	(15,352)
Comprehensive income (loss)	9,455	52,288	591	(64,424)	(2,090)
Less: comprehensive income attributable to noncontrolling interests	—	11,167	—	—	11,167
Comprehensive income (loss) attributable to SemGroup	$9,455	$41,121	$591	$(64,424)	$(13,257)

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

25.    CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Year Ended December 31, 2015
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$900,303	$218,583	$—	$1,118,886
Service	—	188,429	71,113	—	259,542
Other	—	—	76,666	—	76,666
Total revenues	—	1,088,732	366,362	—	1,455,094
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	808,776	170,773	—	979,549
Operating	—	117,541	106,902	—	224,443
General and administrative	29,914	31,021	36,431	—	97,366
Depreciation and amortization	1,522	73,393	25,967	—	100,882
Loss on disposal or impairment, net	—	10,399	1,073	—	11,472
Total expenses	31,436	1,041,130	341,146	—	1,413,712
Earnings from equity method investments	65,512	86,518	—	(70,644)	81,386
Gain on issuance of common units by equity method investee	6,385	—	—	—	6,385
Operating income	40,461	134,120	25,216	(70,644)	129,153
Other expenses (income):
Interest expense (income)	2,230	69,664	(262)	(1,957)	69,675
Foreign currency transaction gain	(5)	—	(1,062)	—	(1,067)
Gain on sale of equity method investment	(14,517)	—	—	—	(14,517)
Other income, net	(2,048)	(38)	(1,155)	1,957	(1,284)
Total other expenses (income), net	(14,340)	69,626	(2,479)	—	52,807
Income from continuing operations before income taxes	54,801	64,494	27,695	(70,644)	76,346
Income tax expense	24,482	—	9,048	—	33,530
Income from continuing operations	30,319	64,494	18,647	(70,644)	42,816
Loss from discontinued operations, net of income taxes	—	(3)	(1)	—	(4)
Net income	30,319	64,491	18,646	(70,644)	42,812
Less: net income attributable to noncontrolling interests	—	12,492	—	—	12,492
Net income attributable to SemGroup	$30,319	$51,999	$18,646	$(70,644)	$30,320
Net income	$30,319	$64,491	$18,646	$(70,644)	$42,812
Other comprehensive income (loss), net of income taxes	17,420	430	(49,271)	—	(31,421)
Comprehensive income (loss)	47,739	64,921	(30,625)	(70,644)	11,391
Less: comprehensive income attributable to noncontrolling interests	—	12,492	—	—	12,492
Comprehensive income (loss) attributable to SemGroup	$47,739	$52,429	$(30,625)	$(70,644)	$(1,101)

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

25.    CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Year Ended December 31, 2014
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$1,486,227	$294,087	$—	$1,780,314
Service	—	160,620	72,619	—	233,239
Other	—	—	109,026	—	109,026
Total revenues	—	1,646,847	475,732	—	2,122,579
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	1,377,661	245,697	—	1,623,358
Operating	—	112,063	134,550	—	246,613
General and administrative	22,394	29,579	35,872	—	87,845
Depreciation and amortization	1,678	65,749	30,970	—	98,397
Loss (gain) on disposal or impairment, net	5,945	55,017	(28,370)	—	32,592
Total expenses	30,017	1,640,069	418,719	—	2,088,805
Earnings from equity method investments	48,760	98,760	—	(83,321)	64,199
Gain on issuance of common units by equity method investee	29,020	—	—	—	29,020
Operating income	47,763	105,538	57,013	(83,321)	126,993
Other expenses (income):
Interest expense	8,423	39,642	4,284	(3,305)	49,044
Foreign currency transaction gain	—	—	(86)	—	(86)
Gain on sale of equity method investment	(34,211)	—	—	—	(34,211)
Other expense (income), net	10,119	479	(228)	3,305	13,675
Total other expenses (income), net	(15,669)	40,121	3,970	—	28,422
Income from continuing operations before income taxes	63,432	65,417	53,043	(83,321)	98,571
Income tax expense	34,192	—	12,321	—	46,513
Income from continuing operations	29,240	65,417	40,722	(83,321)	52,058
Loss from discontinued operations, net of income taxes	—	—	(1)	—	(1)
Net income	29,240	65,417	40,721	(83,321)	52,057
Less: net income attributable to noncontrolling interests	—	22,817	—	—	22,817
Net income attributable to SemGroup	$29,240	$42,600	$40,721	$(83,321)	$29,240
Net income	$29,240	$65,417	$40,721	$(83,321)	$52,057
Other comprehensive income (loss), net of income taxes	5,159	—	(29,446)	—	(24,287)
Comprehensive income	34,399	65,417	11,275	(83,321)	27,770
Less: comprehensive income attributable to noncontrolling interests	—	22,817	—	—	22,817
Comprehensive income attributable to SemGroup	$34,399	$42,600	$11,275	$(83,321)	$4,953

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

25.    CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Statements of Cash Flows

	Year Ended December 31, 2016
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$84,460	$79,054	$65,282	$(58,822)	$169,974
Cash flows from investing activities:
Capital expenditures	(2,928)	(56,102)	(253,426)	—	(312,456)
Proceeds from sale of long-lived assets	—	53	98	—	151
Contributions to equity method investments	—	(4,188)	—	—	(4,188)
Proceeds from sale of common units of equity method investee	60,483	—	—	—	60,483
Distributions from equity method investees in excess of equity in earnings	—	27,726	—	—	27,726
Net cash provided by (used in) investing activities	57,555	(32,511)	(253,328)	—	(228,284)
Cash flows from financing activities:
Debt issuance costs	(7,728)	—	—	—	(7,728)
Borrowings on credit facilities	382,500	—	—	—	382,500
Principal payments on credit facilities and other obligations	(396,859)	(31)	—	—	(396,890)
Distributions to noncontrolling interests	—	(32,133)	—	—	(32,133)
Proceeds from issuance of common shares, net of offering costs	223,025	—	—	—	223,025
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(965)	—	—	—	(965)
Dividends paid	(92,910)	—	—	—	(92,910)
Proceeds from issuance of common stock under employee stock purchase plan	1,010	—	—	—	1,010
Intercompany borrowings (advances), net	(235,645)	(23,437)	203,278	55,804	—
Net cash provided by (used in) financing activities	(127,572)	(55,601)	203,278	55,804	75,909
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,479)	—	(1,479)
Change in cash and cash equivalents	14,443	(9,058)	13,753	(3,018)	16,120
Cash and cash equivalents at beginning of period	4,559	9,058	46,043	(1,564)	58,096
Cash and cash equivalents at end of period	$19,002	$—	$59,796	$(4,582)	$74,216

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

25.    CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Year Ended December 31, 2015
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$37,259	$122,838	$58,845	$(37,180)	$181,762
Cash flows from investing activities:
Capital expenditures	(1,740)	(197,074)	(280,716)	—	(479,530)
Proceeds from sale of long-lived assets	—	257	3,431	—	3,688
Contributions to equity method investments	—	(46,730)	—	—	(46,730)
Proceeds from sale of common units of equity method investee	56,318	—	—	—	56,318
Proceeds from the sale of interest in SemCrude Pipeline, L.L.C. to Rose Rock Midstream, L.P.	251,181	—	—	(251,181)	—
Distributions from equity method investments in excess of equity in earnings	35,340	24,113	—	(35,340)	24,113
Net cash provided by (used in) investing activities	341,099	(219,434)	(277,285)	(286,521)	(442,141)
Cash flows from financing activities:
Debt issuance costs	(601)	(5,688)	—	—	(6,289)
Borrowings on credit facilities and issuance of senior unsecured notes	181,000	686,208	—	—	867,208
Principal payments on debt and other obligations	(186,000)	(374,049)	—	—	(560,049)
Proceeds from issuance of Rose Rock Midstream, L.P. common units, net of offering costs	—	89,119	—	—	89,119
Distributions to noncontrolling interests	—	(40,410)	—	—	(40,410)
Repurchase of common stock	(4,261)	—	—	—	(4,261)
Dividends paid	(69,514)	—	—	—	(69,514)
Proceeds from issuance of common stock under employee stock purchase plan	1,223	—	—	—	1,223
Intercompany borrowings (advances), net	(304,900)	(253,150)	231,812	326,238	—
Net cash provided by (used in) financing activities	(383,053)	102,030	231,812	326,238	277,027
Effect of exchange rate changes on cash and cash equivalents	—	—	850	—	850
Change in cash and cash equivalents	(4,695)	5,434	14,222	2,537	17,498
Cash and cash equivalents at beginning of period	9,254	3,624	31,821	(4,101)	40,598
Cash and cash equivalents at end of period	$4,559	$9,058	$46,043	$(1,564)	$58,096

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

25.    CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Year Ended December 31, 2014
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$27,393	$151,834	$23,281	$(20,850)	$181,658
Cash flows from investing activities:
Capital expenditures	(1,672)	(216,711)	(52,123)	—	(270,506)
Proceeds from sale of long-lived assets	—	3,442	1,003	—	4,445
Contributions to equity method investments	—	(71,131)	—	—	(71,131)
Proceeds from the sale of interest in SemCrude Pipeline, L.L.C. to Rose Rock Midstream, L.P.	114,412	—	—	(114,412)	—
Payments to acquire businesses	—	(44,508)	—	—	(44,508)
Proceeds from sale of common units of equity method investee	79,741	—	—	—	79,741
Distributions from equity method investments in excess of equity in earnings	1,843	11,734	—	(1,843)	11,734
Net cash provided by (used in) investing activities	194,324	(317,174)	(51,120)	(116,255)	(290,225)
Cash flows from financing activities:
Debt issuance costs	(93)	(8,593)	—	—	(8,686)
Borrowings on credit facilities and issuance of senior unsecured notes	405,500	844,415	4,329	—	1,254,244
Principal payments on credit facilities and other obligations	(440,500)	(657,454)	(4,318)	—	(1,102,272)
Distributions to noncontrolling interests	—	(28,494)	—	—	(28,494)
Proceeds from warrant exercises	1,451	—	—	—	1,451
Repurchase of common stock	(719)	—	—	—	(719)
Dividends paid	(44,206)	—	—	—	(44,206)
Proceeds from issuance of common stock under employee stock purchase plan	340	—	—	—	340
Excess tax benefit from equity-based awards	1,650	—	—	—	1,650
Intercompany borrowings (advances), net	(138,431)	3,654	237	134,540	—
Net cash provided by (used in) financing activities	(215,008)	153,528	248	134,540	73,308
Effect of exchange rate changes on cash and cash equivalents	—	—	(3,494)	—	(3,494)
Change in cash and cash equivalents	6,709	(11,812)	(31,085)	(2,565)	(38,753)
Cash and cash equivalents at beginning of period	2,545	15,436	62,906	(1,536)	79,351
Cash and cash equivalents at end of period	$9,254	$3,624	$31,821	$(4,101)	$40,598

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

2.2
Agreement and Plan of Merger dated as of May 30, 2016, by and among SemGroup Corporation, PBMS, LLC, Rose Rock Midstream, L.P. and Rose Rock Midstream GP, LLC (filed as Exhibit 2.1 to our current report on Form 8-K dated May 30, 2016, filed May 31, 2016).

3.1	Amended and Restated Certificate of Incorporation, dated as of November 30, 2009, of SemGroup Corporation (filed as Exhibit 3.1 to the Form 10).
3.2	Amended and Restated Bylaws, dated as of May 17, 2016, of SemGroup Corporation (filed as Exhibit 3 to our current report on Form 8-K dated May 17, 2016, filed May 19, 2016).
4.1	Form of stock certificate for our Class A Common Stock, par value $0.01 per share (filed as Exhibit 4.1 to the Form 10).
4.2	Form of stock certificate for our Class B Common Stock, par value $0.01 per share (filed as Exhibit 4.2 to the Form 10).
4.3
Indenture (and form of 7.50% Senior Note due 2021 attached as Exhibit A thereto), dated as of June 14, 2013, by and among SemGroup Corporation, certain of its wholly-owned subsidiaries, as guarantors, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to our current report on Form 8-K dated June 14, 2013, filed June 20, 2013).

4.4
Indenture (and form of 5.625% Senior Note due 2022 attached as Exhibit A thereto), dated as of July 2, 2014, by and among Rose Rock Midstream, L.P., Rose Rock Finance Corporation, the Guarantors party thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to Rose Rock Midstream, L.P.'s current report on Form 8-K dated June 27, 2014, filed July 2, 2014).

4.5
Indenture (and form of 5.625% Senior Note due 2023 attached as Exhibit A thereto), dated as of May 14, 2015, by and among Rose Rock Midstream, L.P., Rose Rock Finance Corporation, the Guarantors party thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to Rose Rock Midstream, L.P.'s current report on Form 8-K dated May 14, 2015, filed May 18, 2015).

4.6
Second Supplemental Indenture dated as of September 30, 2016, by and among SemGroup Corporation, the subsidiaries of SemGroup Corporation named therein as "Guarantors," the subsidiaries of SemGroup Corporation named therein as "Guaranteeing Subsidiaries" and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2016, filed November 7, 2016).

4.7
Second Supplemental Indenture dated as of September 30, 2016, by and among SemGroup Corporation, the subsidiaries of SemGroup Corporation named therein as "Guarantors," the subsidiaries of SemGroup Corporation named therein as "Guaranteeing Subsidiaries" and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.2 to our current report on Form 8-K dated September 30, 2016, filed September 30, 2016).

4.8
First Supplemental Indenture dated as of September 30, 2016, by and among SemGroup Corporation, the subsidiaries of SemGroup Corporation named therein as "Guarantors," the subsidiaries of SemGroup Corporation named therein as "Guaranteeing Subsidiaries" and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.3 to our current report on Form 8-K dated September 30, 2016, filed September 30, 2016).

10.1
Amended and Restated Credit Agreement, dated as of September 30, 2016, by and among SemGroup Corporation, as borrower, the guarantors named therein, the lenders named therein, and Wells Fargo Bank, National Association, as administrative agent (filed as Exhibit 10.1 to our current report on Form 8-K dated September 30, 2016, filed September 30, 2016).

Exhibit Number	Description
10.2
Equity Distribution Agreement, dated November 8, 2016, by and among SemGroup Corporation, Wells Fargo Securities, LLC, Citigroup Global Markets Inc., and SunTrust Robinson Humphrey, Inc. (filed as Exhibit 1.1 to our current report on Form 8-K dated November 8, 2016, filed November 8, 2016).

10.3*	SemGroup Corporation Board of Directors Compensation Plan, effective June 1, 2015 (filed as Exhibit 10.1 to our current report on Form 10-Q for the quarter ended June 30, 2015, filed August 7, 2015).
10.4*
SemGroup Corporation Board of Directors Compensation Plan, effective June 1, 2016 (filed as Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2016, filed August 5, 2016).

10.5*	SemGroup Corporation Nonexecutive Directors’ Compensation Deferral Program (filed as Exhibit 10.7 to the Form 10).
10.6*	SemGroup Corporation Equity Incentive Plan, as amended and restated (filed as Annex A to our definitive proxy statement, filed April 13, 2016).
10.7*
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

10.9*	SemGroup Corporation Equity Incentive Plan Form of 2013-2015 Performance Share Unit Award Agreement for executive officers (filed as Exhibit 10.34 to our 2012 Form 10-K).
10.10*
SemGroup Corporation Equity Incentive Plan Form of 2016 Performance Share Unit Award Agreement for executive officers and employees in the United States (filed as Exhibit 10.16 to our annual report on Form 10-K for the fiscal year ended December 31, 2015, filed February 26, 2016).

10.11*
SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Award Agreement for executive officers and employees in the United States for awards granted pursuant to that certain Agreement and Plan of Merger, dated May 30, 2016, by and among SemGroup Corporation, PBMS, LLC, Rose Rock Midstream, L.P. and Rose Rock Midstream GP, LLC (filed as Exhibit 10.2 to our current report on Form 8-K dated September 30, 2016, filed September 30, 2016).

10.12*	SemGroup Corporation Equity Incentive Plan Form of Performance Share Unit Award Agreement for executive officers and employees in the United States for awards granted on or after March 1, 2017.
10.13*
Employment Agreement dated as of March 6, 2014, by and among SemManagement, L.L.C., SemGroup Corporation, Rose Rock Midstream GP, LLC and Carlin G. Conner (filed as Exhibit 10.2 to our current report on Form 8-K dated March 6, 2014, filed March 12, 2014).

10.14*	Form of Severance Agreement between SemGroup Corporation and each of its executive officers other than Carlin G. Conner.
10.15*
Consulting Agreement and Release, dated August 5, 2016, by and between SemGroup Corporation and Peter L. Schwiering (filed as Exhibit 10 to our current report on Form 8-K dated August 5, 2016, filed August 5, 2016).

10.16*	SemGroup Corporation Short-Term Incentive Program (filed as Exhibit 10.1 to our current report on Form 8-K dated February 24, 2011, filed March 2, 2011).
10.17*	SemGroup Employee Stock Purchase Plan (filed as Appendix A to our definitive proxy statement, filed April 19, 2013).
21	Subsidiaries of SemGroup Corporation.
23.1	Consent of Independent Registered Public Accounting Firm - BDO USA, LLP.
23.2	Consent of Independent Registered Public Accounting Firm - BDO USA, LLP.

Exhibit Number	Description
31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Carlin G. Conner, Chief Executive Officer.
31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.
32.1	Section 1350 Certification of Carlin G. Conner, Chief Executive Officer.
32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.
99.1	White Cliffs Pipeline, L.L.C. financial statements presented pursuant to Rule 3-09 of Regulation S-X.
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2016 and 2015, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014, (iii) the Consolidated Statements of Changes in Owners’ Equity for the years ended December 31, 2016, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, and (v) the Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement