Form 10-Q
period 2017-03-31
SemGroup Corp
filed 2017-05-05
CIK 1489136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
6120 S. Yale Avenue, Suite 1500
Tulsa, OK 74136-4231
(Address of principal executive offices and zip code)
(918) 524-8100
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class		Outstanding at April 30, 2017
Class A	Common stock, $0.01 par	66,253,391	Shares
Class B	Common stock, $0.01 par	—	Shares

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

SEMGROUP CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	(Unaudited)
	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$65,856	$74,216
Accounts receivable (net of allowance of $2,561 and $2,322, respectively)	477,046	418,339
Receivable from affiliates	12,926	25,455
Inventories	102,405	99,234
Other current assets	14,537	18,630
Total current assets	672,770	635,874
Property, plant and equipment (net of accumulated depreciation of $416,406 and $393,635, respectively)	1,834,400	1,762,072
Equity method investments	432,389	434,289
Goodwill	34,644	34,230
Other intangible assets (net of accumulated amortization of $42,606 and $39,018, respectively)	148,350	150,978
Other noncurrent assets	54,173	57,529
Total assets	$3,176,726	$3,074,972
LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$417,586	$367,307
Payable to affiliates	17,086	26,508
Accrued liabilities	87,368	81,104
Deferred revenue	10,438	10,571
Other current liabilities	3,317	2,839
Current portion of long-term debt	27	26
Total current liabilities	535,822	488,355
Long-term debt, net	1,140,637	1,050,918
Deferred income taxes	59,921	64,501
Other noncurrent liabilities	26,001	25,233
Commitments and contingencies (Note 8)
SemGroup owners’ equity:
Common stock, $0.01 par value (authorized - 100,000 shares; issued - 67,244 and 67,079 shares, respectively)	660	659
Additional paid-in capital	1,533,232	1,561,695
Treasury stock, at cost (1,007 and 980 shares, respectively)	(7,605)	(6,558)
Accumulated deficit	(44,061)	(35,917)
Accumulated other comprehensive loss	(67,881)	(73,914)
Total owners’ equity	1,414,345	1,445,965
Total liabilities and owners’ equity	$3,176,726	$3,074,972
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenues:
Product	$373,361	$236,896
Service	68,193	64,073
Other	14,546	13,882
Total revenues	456,100	314,851
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	348,998	196,947
Operating	52,083	50,192
General and administrative	21,644	21,060
Depreciation and amortization	24,599	24,051
Loss on disposal or impairment, net	2,410	13,307
Total expenses	449,734	305,557
Earnings from equity method investments	17,091	23,071
Loss on issuance of common units by equity method investee	—	(41)
Operating income	23,457	32,324
Other expenses (income), net:
Interest expense	13,867	17,577
Loss on early extinguishment of debt	19,922	—
Foreign currency transaction loss	—	1,469
Loss on sale or impairment of equity method investment	—	39,764
Other income, net	(150)	(188)
Total other expenses, net	33,639	58,622
Loss from continuing operations before income taxes	(10,182)	(26,298)
Income tax expense (benefit)	95	(21,407)
Loss from continuing operations	(10,277)	(4,891)
Loss from discontinued operations, net of income taxes	—	(2)
Net loss	(10,277)	(4,893)
Less: net income attributable to noncontrolling interests	—	9,020
Net loss attributable to SemGroup	$(10,277)	$(13,913)
Net loss	$(10,277)	$(4,893)
Other comprehensive income (loss), net of income taxes	6,033	(4,109)
Comprehensive loss	(4,244)	(9,002)
Less: comprehensive income attributable to noncontrolling interests	—	9,020
Comprehensive loss attributable to SemGroup	$(4,244)	$(18,022)
Net loss attributable to SemGroup per common share (Note 10):
Basic	$(0.16)	$(0.32)
Diluted	$(0.16)	$(0.32)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(10,277)	$(4,893)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,599	24,051
Loss on disposal or impairment, net	2,410	13,307
Earnings from equity method investments	(17,091)	(23,071)
Loss on issuance of common units by equity method investee	—	41
Loss on sale or impairment of equity method investment	—	39,764
Distributions from equity method investments	17,301	25,712
Amortization of debt issuance costs and discount	1,364	1,396
Loss on early extinguishment of debt	19,922	—
Deferred tax benefit	(634)	(22,642)
Non-cash equity compensation	2,757	2,874
Provision for uncollectible accounts receivable, net of recoveries	151	11
Currency loss	—	1,469
Inventory valuation adjustment	455	—
Changes in operating assets and liabilities (Note 11)	(12,948)	(9,120)
Net cash provided by operating activities	28,009	48,899
Cash flows from investing activities:
Capital expenditures	(92,248)	(74,879)
Proceeds from sale of long-lived assets	15,500	40
Contributions to equity method investments	(2,490)	(1,356)
Distributions in excess of equity in earnings of affiliates	4,392	6,074
Net cash used in investing activities	(74,846)	(70,121)
Cash flows from financing activities:
Debt issuance costs	(4,632)	—
Borrowings on credit facilities and issuance of senior notes, net of discount	437,018	174,000
Principal payments on credit facilities and other obligations	(348,278)	(110,011)
Debt extinguishment costs	(16,293)	—
Distributions to noncontrolling interests	—	(10,833)
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(1,047)	(807)
Dividends paid	(29,770)	(19,887)
Proceeds from issuance of common stock under employee stock purchase plan	231	269
Net cash provided by financing activities	37,229	32,731
Effect of exchange rate changes on cash and cash equivalents	1,248	2,884
Change in cash and cash equivalents	(8,360)	14,393
Cash and cash equivalents at beginning of period	74,216	58,096
Cash and cash equivalents at end of period	$65,856	$72,489
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

1.	OVERVIEW
SemGroup Corporation is a Delaware corporation headquartered in Tulsa, Oklahoma. The terms "we," "our," "us," "SemGroup," "the Company" and similar language used in these notes to the unaudited condensed consolidated financial statements refer to SemGroup Corporation and its subsidiaries.
Basis of presentation
The accompanying condensed consolidated balance sheet at December 31, 2016, which is derived from audited financial statements, and the unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission ("SEC"). These financial statements include all normal and recurring adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Company and the results of its operations and its cash flows.
Our condensed consolidated financial statements include the accounts of our controlled subsidiaries. All significant transactions between our consolidated subsidiaries have been eliminated.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Although management believes these estimates are reasonable, actual results could differ materially from these estimates. The results of operations for the three months ended March 31, 2017, are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.
Pursuant to the rules and regulations of the SEC, the accompanying condensed consolidated financial statements do not include all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States. Certain reclassifications have been made to conform previously reported balances to the current presentation. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016, which are included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC.
Our significant accounting policies are consistent with those described in our Annual Report on Form 10-K for the year ended December 31, 2016.
Prior year amounts have been recast from the amounts originally reported to correct for an immaterial error identified by management in the fourth quarter of 2016 related to an under capitalization of interest on certain capital projects. Previously reported interest expense has been decreased by $1.4 million for the quarter ended March 31, 2016, with a corresponding increase to net income before tax. Earnings per basic share was increased by $0.03 per share for the quarter ended March 31, 2016.
Recent accounting pronouncements
In March 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost", which requires that an employer disaggregate the service cost component from other components of net benefit cost. This ASU also provides explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allows only the service cost component of net benefit cost to be eligible for capitalization. For public entities, this ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those years. We will adopt this guidance in the first quarter of 2018. The impact is not expected to be material.
In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory", which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. For public entities, this ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those years and early adoption is permitted in the year prior to the effective date. We will adopt this guidance in the first quarter of 2018. The impact is not expected to be material.
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

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

1.	OVERVIEW, Continued

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
In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting'', which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. For public entities, this ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those years and early adoption is permitted. We adopted this guidance in the first quarter of 2017. We recorded adjustments of $2.1 million and $1.7 million to "accumulated deficit" and "additional paid-in capital", respectively, upon adoption offset by changes to our income tax liabilities.
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
In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes", which requires all deferred tax assets and liabilities to be classified as noncurrent in the statement of financial position. For public entities, this ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those years. The new guidance may be applied prospectively or retrospectively and early adoption is permitted. We adopted this guidance in the first quarter of 2017. Prior periods were not retrospectively adjusted and the impact was not material.
In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory", which requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value rather than the lower of cost or market. The standard will be effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The new guidance shall be applied prospectively and early adoption is permitted. We adopted this guidance in the first quarter of 2017. The impact was not material.
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

•
We have certain contractual arrangements where we retain commodities as consideration for processing of customer product. These arrangements could be impacted by the non-cash consideration guidance under ASU 2014-09. Currently revenue related to non-cash consideration is recognized when we sell the commodity. Under ASU 2014-09, we could recognize revenue when the commodity is received, rather than when it is sold.

•
In addition, certain contractual arrangements include "take-or-pay" provisions. The fixed fees to which we have an unconditional right under these contracts could be subject to certain recognition changes and additional disclosure under ASU 2014-09.

As we are in the process of evaluating the impact of the standard, we have not yet quantified the impact of adoption or determined the method of adoption. During 2017, we will perform the remainder of our implementation process, which will include quantification of impact, selection of adoption method and development of policies. We will adopt this guidance in the first quarter of 2018.

2.	EQUITY METHOD INVESTMENTS

Our equity method investments consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
White Cliffs Pipeline, L.L.C.	$279,333	$281,734
Glass Mountain Pipeline, LLC	134,120	133,622
NGL Energy Partners LP	18,936	18,933
Total equity method investments	$432,389	$434,289

Our earnings from equity method investments consisted of the following (in thousands):

	Three Months Ended March 31,
	2017	2016
White Cliffs Pipeline, L.L.C.	$15,193	$19,780
Glass Mountain Pipeline, LLC	1,895	1,059
NGL Energy Partners LP	3	2,232
Total earnings from equity method investments	$17,091	$23,071
Cash distributions received from equity method investments consisted of the following (in thousands):

	Three Months Ended March 31,
	2017	2016
White Cliffs Pipeline, L.L.C.	$18,190	$24,098
Glass Mountain Pipeline, LLC	3,503	2,815
NGL Energy Partners LP	—	4,873
Total cash distributions received from equity method investments	$21,693	$31,786

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

2.	EQUITY METHOD INVESTMENTS, Continued

White Cliffs Pipeline, L.L.C.
Certain unaudited summarized income statement information of White Cliffs Pipeline, L.L.C. ("White Cliffs") for the three months ended March 31, 2017 and 2016, is shown below (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenue	$50,184	$58,056
Cost of products sold, exclusive of depreciation and amortization shown below	$4,113	$250
Operating, general and administrative expenses	$6,240	$9,602
Depreciation and amortization expense	$9,256	$8,963
Net income	$30,575	$39,247
The equity in earnings of White Cliffs for the three months ended March 31, 2017 and 2016, is less than 51% of the net income of White Cliffs for the same periods. This is due to certain general and administrative expenses we incur in managing the operations of White Cliffs that the other owners are not obligated to share. In addition, our equity in earnings is also impacted by the elimination of earnings on commodity sales with White Cliffs. Revenue related to inventory transactions with White Cliffs is deferred until a sale of the inventory has been made with a third party.
Glass Mountain Pipeline, LLC
We own a 50% interest in Glass Mountain Pipeline, LLC ("Glass Mountain"), which we account for under the equity method. The excess of the recorded amount of our investment over the book value of our share of the underlying net assets represents equity method goodwill and capitalized interest at March 31, 2017. Capitalized interest is amortized as a reduction of earnings from equity method investments.
Certain unaudited summarized income statement information of Glass Mountain for the three months ended March 31, 2017 and 2016, is shown below (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenue	$11,692	$8,572
Cost of products sold, exclusive of depreciation and amortization shown below	$1,898	$565
Operating, general and administrative expenses	$1,915	$1,845
Depreciation and amortization expense	$3,982	$3,936
Net income	$3,896	$2,225
The equity in earnings of Glass Mountain for the three months ended March 31, 2017 and 2016, reported in our condensed consolidated statements of operations and comprehensive income (loss) is less than 50% of the net income of Glass Mountain for the same period due to amortization of capitalized interest for the period.
For the three months ended March 31, 2017, we contributed $2.1 million to Glass Mountain related to capital projects.
NGL Energy Partners LP
We own an 11.78% interest in the general partner of NGL Energy Partners LP (NYSE: NGL) ("NGL Energy") which is being accounted for under the equity method in accordance ASC 323-30-S99-1, as our ownership is in excess of the 3 to 5 percent interest which is generally considered to be more than minor. The general partner of NGL Energy is not a publicly traded company.
Our policy is to record our equity in earnings of NGL Energy on a one-quarter lag, as we do not expect information on the earnings of NGL Energy to always be available in time to consistently record the earnings in the quarter in which they are generated. Accordingly, the equity in earnings from NGL Energy, which is reflected in our condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2017 and 2016, relates to the earnings of NGL Energy for the three months ended December 31, 2016 and 2015, respectively.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

2.	EQUITY METHOD INVESTMENTS, Continued

During the three months ended December 31, 2015, NGL issued common units which diluted our limited partnership interest. As we record activity on a one-quarter lag, we recognized a non-cash loss of $41.0 thousand associated with these issuances for the three months ended March 31, 2016.

3.	SEGMENTS
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
Our equity investment in NGL Energy was previously included within the SemStream segment. However, in the second quarter of 2016, we disposed of our limited partner interest in NGL Energy. Subsequent to this disposal, amounts related to our remaining general partner investment in NGL Energy are not material and are not expected to be material for the foreseeable future. As our investment in NGL Energy is the only asset of SemStream, we have ceased to report SemStream as a segment. Prior period amounts have been recast to include the former SemStream balances as part of Corporate and Other. See Note 2 for additional information.
Our results by segment are presented in the tables below (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenues:
Crude Transportation
External	$13,979	$17,196
Intersegment	6,554	7,213
Crude Facilities
External	9,635	10,133
Intersegment	2,506	2,746
Crude Supply and Logistics
External	297,471	176,622
SemGas
External	57,752	43,520
Intersegment	3,911	2,746
SemCAMS
External	36,798	30,866
SemLogistics
External	7,528	6,380
SemMexico
External	32,937	30,134
Corporate and Other
External	—	—
Intersegment	(12,971)	(12,705)
Total Revenues	$456,100	$314,851

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

3.	SEGMENTS, Continued

	Three Months Ended March 31,
	2017	2016
Earnings from equity method investments:
Crude Transportation	$17,088	$20,839
Corporate and Other(1)	3	2,191
Total earnings from equity method investments	$17,091	$23,030
(1) Includes historical earnings from equity method investments including gain (loss) on issuance of common units by equity method investee related to our investment in NGL Energy.

	Three Months Ended March 31,
	2017	2016
Depreciation and amortization:
Crude Transportation	$5,927	$5,860
Crude Facilities	1,944	1,882
Crude Supply and Logistics	62	40
SemGas	8,927	8,927
SemCAMS	4,496	3,951
SemLogistics	1,815	1,960
SemMexico	937	941
Corporate and Other	491	490
Total depreciation and amortization	$24,599	$24,051

	Three Months Ended March 31,
	2017	2016
Income tax expense (benefit):
SemCAMS	$1,424	$965
SemLogistics	381	59
SemMexico	217	607
Corporate and Other	(1,927)	(23,038)
Total income tax expense (benefit)	$95	$(21,407)

	Three Months Ended March 31,
	2017	2016
Segment profit (loss)(1):
Crude Transportation(2)	$16,862	$25,418
Crude Facilities	8,962	9,587
Crude Supply and Logistics	(3,615)	9,093
SemGas	15,749	(992)
SemCAMS	11,596	9,904
SemLogistics	3,744	2,659
SemMexico	1,679	2,318
Corporate and Other(3)	(6,894)	(6,160)
Total segment profit	$48,083	$51,827
(1) Segment profit (loss) represents revenues excluding unrealized gains (losses) related to derivative instruments plus earnings from equity method investments less cost of sales excluding depreciation and amortization and less operating and general and administrative expenses, including gains or losses on disposals or impairments.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

3.	SEGMENTS, Continued

(2) The three months ended March 31, 2017, includes a $4.5 million out of period loss on the disposal of right-of-way related to immaterial prior period errors.
(3) Corporate and Other includes amounts previously included in the SemStream segment which ceased to be a reportable segment in the second quarter of 2016 concurrent with the disposal of our limited partner interest in NGL Energy.

	Three Months Ended March 31,
	2017	2016
Reconciliation of segment profit to net loss:
Total segment profit	$48,083	$51,827
Less:
Net unrealized loss (gain) related to derivative instruments	27	(4,548)
Depreciation and amortization	24,599	24,051
Loss on debt extinguishment	19,922	—
Interest expense	13,867	17,577
Foreign currency transaction loss	—	1,469
Loss on sale or impairment of equity method investment	—	39,764
Other income, net	(150)	(188)
Income tax expense (benefit)	95	(21,407)
Loss from discontinued operations, net of income taxes	—	2
Net loss	$(10,277)	$(4,893)

	March 31, 2017	December 31, 2016
Total assets (excluding intersegment receivables):
Crude Transportation	$1,102,268	$1,042,327
Crude Facilities	149,819	156,907
Crude Supply and Logistics	532,620	484,475
SemGas	683,364	683,952
SemCAMS	384,992	379,785
SemLogistics	137,965	135,387
SemMexico	85,013	75,440
Corporate and Other(1)	100,685	116,699
Total	$3,176,726	$3,074,972
(1) Corporate and Other includes amounts previously included in the SemStream segment which ceased to be a reportable segment in the second quarter of 2016 concurrent with the disposal of our limited partner interest in NGL Energy.

	March 31, 2017	December 31, 2016
Equity investments:
Crude Transportation	$413,453	$415,356
Corporate and Other(1)	18,936	18,933
Total equity investments	$432,389	$434,289
(1) Corporate and Other includes amounts previously included in the SemStream segment which ceased to be a reportable segment in the second quarter of 2016 concurrent with the disposal of our limited partner interest in NGL Energy.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

4.	INVENTORIES
Inventories consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Crude oil	$90,756	$89,683
Asphalt and other	11,649	9,551
Total inventories	$102,405	$99,234

At March 31, 2017, our Crude Supply and Logistics segment recorded non-cash charges of $0.5 million to write-down crude oil inventory to lower of cost or market. There were no inventory write-downs during the three months ended March 31, 2016.

5.	FINANCIAL INSTRUMENTS
Fair value of financial instruments
We record certain financial assets and liabilities at fair value at each balance sheet date. The tables below summarize the balances of commodity derivative assets and liabilities at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017			December 31, 2016
Derivatives subject to netting arrangements:	Level 1	Netting*	Total	Level 1	Netting*	Total
Commodity derivatives:
Assets	$63	$(63)	$—	$68	$(68)	$—
Liabilities	$1,418	$(63)	$1,355	$1,396	$(68)	$1,328
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
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value levels. At March 31, 2017, all of our physical fixed price forward purchases and sales contracts were being accounted for as normal purchases and normal sales.
There were no financial assets or liabilities recorded at fair value which were classified as Level 2 or Level 3 during the three months ended March 31, 2017 and 2016.
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

intended to lock in positive margins based on the timing, location or quality of the petroleum products purchased and delivered or (ii) derivative contracts. Our storage and transportation assets can also be used to mitigate time and location basis risks, respectively. All marketing activities are subject to our Comprehensive Risk Management Policy, a Delegation of Authority policy and their supporting policies and procedures, which establish limits in order to manage risk and mitigate financial exposure.
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
The following table sets forth the notional quantities for commodity derivative instruments entered into (in thousands of barrels):

	Three Months Ended March 31,
	2017	2016
Sales	4,312	10,420
Purchases	4,131	10,510
We have not designated any of our commodity derivative instruments as accounting hedges. We have recorded the fair value of our commodity derivative instruments on our condensed consolidated balance sheets in "other current assets" and "other current liabilities" in the following amounts (in thousands):

	March 31, 2017		December 31, 2016
	Assets	Liabilities	Assets	Liabilities
Commodity contracts	$—	$1,355	$—	$1,328
We have posted margin deposits as collateral with brokers who have the right of set off associated with these funds. At March 31, 2017 and December 31, 2016, our margin deposit balances were in net asset positions of $3.9 million and $3.6 million, respectively. These margin account balances have not been offset against our net commodity derivative instrument (contract) positions. Had these margin deposits been netted against our net commodity derivative instrument (contract) positions as of March 31, 2017 and December 31, 2016, we would have had net asset positions of $2.5 million and $2.3 million, respectively.
Realized and unrealized gains (losses) from our commodity derivatives were recorded to product revenue in the following amounts (in thousands):

	Three Months Ended March 31,
	2017	2016
Commodity contracts	$4,661	$3,354
Concentrations of risk
During the three months ended March 31, 2017, one customer, primarily of our Crude Supply and Logistics segment, accounted for more than 10% of our consolidated revenue with revenues of $123.2 million. No suppliers accounted for more than 10% of our costs of products sold.
At March 31, 2017, two third-party customers of our Crude Supply and Logistics segment accounted for approximately 34% of our consolidated accounts receivable.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

6.	INCOME TAXES
The effective tax rate was (1)% and 81% for the three months ended March 31, 2017 and 2016, respectively. The rate for the three months ended March 31, 2017 is impacted by a discrete tax expense of $1.4 million related to the vesting of restricted stock during the period. The rate for the three months ended March 31, 2016 is impacted by a non-controlling interest in Rose Rock Midstream, L.P. ("Rose Rock") for which taxes are not provided. Significant items that impacted the effective tax rate for each period, as compared to the U.S. federal statutory rate of 35%, include earnings in foreign jurisdictions taxed at lower rates and foreign earnings taxed in foreign jurisdictions as well as in the U.S., since they are disregarded entities for U.S. federal income tax purposes. These combined factors, and the magnitude of the permanent items impacting the tax rate relative to income from continuing operations before income taxes result in rates that are not comparable between the periods.
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

7.	LONG-TERM DEBT
Our long-term debt consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
7.50% senior unsecured notes due 2021	$—	$300,000
Unamortized debt issuance costs on 2021 notes	—	(3,708)
7.50% senior unsecured notes due 2021, net	—	296,292

5.625% senior unsecured notes due 2022	400,000	400,000
Unamortized debt issuance costs on 2022 notes	(5,642)	(5,909)
5.625% senior unsecured notes due 2022, net	394,358	394,091

5.625% senior unsecured notes due 2023	350,000	350,000
Unamortized discount on 2023 notes	(4,747)	(4,894)
Unamortized debt issuance costs on 2023 notes	(4,429)	(4,596)
5.625% senior unsecured notes due 2023, net	340,824	340,510

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

7.	LONG-TERM DEBT, Continued

6.375% senior unsecured notes due 2025	325,000	—
Unamortized discount on 2025 notes	(4,963)	—
Unamortized debt issuance costs on 2025 notes	(4,600)	—
6.375% senior unsecured notes due 2025, net	315,437	—

SemGroup corporate revolving credit facility	90,000	20,000
SemMexico revolving credit facility	—	—
Capital leases	45	51
Total long-term debt, net	1,140,664	1,050,944
Less: current portion of long-term debt	27	26
Noncurrent portion of long-term debt, net	$1,140,637	$1,050,918
Senior unsecured notes due 2021
On March 15, 2017, we purchased $290 million of our outstanding $300 million 7.50% senior unsecured notes due 2021 (the "2021 Notes") through a tender offer. The purchase price included a premium and interest to the purchase date. On March 17, 2017, a notice of redemption was issued for the remaining $10 million of 2021 Notes which were not purchased through the tender offer pursuant to the redemption and satisfaction and discharge provisions of the indenture governing the 2021 Notes. These remaining 2021 Notes will be redeemed on June 15, 2017, including a redemption premium and accrued unpaid interest to the redemption date. We have transferred sufficient funds to the trustee to redeem the these remaining 2021 Notes including the redemption premium and interest to June 15, 2017, in accordance with the governing indenture. Consequently, we have derecognized the associated liability and written off associated unamortized debt issuance costs. We recorded a loss on early extinguishment of $19.9 million for the above transactions, which included premiums totaling $15.9 million and the write off of $3.6 million of associated unamortized debt issuance costs.
For the three months ended March 31, 2017 and 2016, we incurred $5.0 million and $5.8 million, respectively, of interest expense related to the 2021 Notes including amortization of debt issuance costs.
Senior unsecured notes due 2022
At March 31, 2017, we had outstanding $400 million of 5.625% senior unsecured notes due 2022 (the "2022 Notes"). For the three months ended March 31, 2017 and 2016, we incurred $5.9 million and $5.9 million, respectively, of interest expense related to the 2022 Notes including amortization of debt issuance costs.
Senior unsecured notes due 2023
At March 31, 2017, we had outstanding $350 million of 5.625% senior unsecured notes due 2023 (the “2023 Notes”). For the three months ended March 31, 2017 and 2016, we incurred $5.2 million and $5.2 million, respectively, of interest expense related to the 2023 Notes including amortization of debt issuance costs and discount.
Senior unsecured notes due 2025
On March 15, 2017, we sold $325 million of 6.375% senior unsecured notes due 2025 (the "2025 Notes"). The 2025 Notes were sold at 98.467% of par, a discount of $5.0 million. The discount is reported as a reduction to the face value of the 2025 Notes on our condensed consolidated balance sheets and is being amortized over the life of the 2025 Notes using the interest method.
The net proceeds from the offering of $315.5 million, after the discount and $4.5 million of initial purchasers' fees and offering expenses, together with cash on hand, were used to purchase and redeem the 2021 Notes.
The 2025 Notes were issued under an indenture (the “Indenture”) entered into on March 15, 2017, by and among the Company, the Guarantors and Wilmington Trust, National Association, as trustee (the “Trustee”). The 2025 Notes are fully and unconditionally guaranteed on a senior unsecured basis by our existing subsidiaries that guarantee our revolving credit facility. Interest on the 2025 Notes accrues at a rate of 6.375% per annum and is payable in cash semi-

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

7.	LONG-TERM DEBT, Continued

annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2025 Notes will mature on March 15, 2025.
Prior to March 15, 2020, we may redeem the 2025 Notes, in whole or in part, at any time at a price equal the principal amount of the 2025 Notes redeemed plus accrued and unpaid interest to, but not including, the redemption date and a “make-whole premium.” Additionally, from time to time before March 15, 2020, we may choose to redeem up to 35% of the original principal amount of the 2025 Notes at a redemption price equal to 106.375% of the face amount thereof plus accrued and unpaid interest to, but not including, the redemption date, with the net cash proceeds that we raise in one or more equity offerings. On or after March 15, 2020, we may redeem the 2025 Notes, in whole or in part, at the following redemption prices (expressed as a percentage of principal amount), plus accrued and unpaid interest thereon to, but not including, the redemption date if redeemed during the twelve month period beginning on March 15 of the years indicated below:

Year	Percentage
2020	103.188%
2021	101.594%
2022 and thereafter	100.000%
Upon the occurrence of a change of control triggering event, as defined in the Indenture, each holder of the Notes will have the right to require the Company to repurchase some or all of such holder’s 2025 Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the repurchase date.
The Indenture contains customary covenants restricting our ability and the ability of our restricted subsidiaries to: (i) incur additional indebtedness or issue certain preferred shares; (ii) pay dividends and make certain distributions, investments and other restricted payments; (iii) create certain liens; (iv) sell assets; (v) enter into transactions with affiliates; (vi) enter into sale and lease-back transactions; (vii) merge, consolidate, sell or otherwise dispose of all or substantially all of our assets; and (viii) designate our subsidiaries as unrestricted subsidiaries under the Indenture. These covenants are subject to a number of important limitations and exceptions, including certain provisions permitting us, subject to the satisfaction of certain conditions, to transfer assets to certain of our unrestricted subsidiaries.
The Indenture also contains customary events of default. Upon an event of default under the Indenture, the Trustee or the holders of at least 25% in aggregate principal amount of the 2025 Notes then outstanding may declare all amounts owing under the 2025 Notes to be due and payable.
For the three months ended March 31, 2017, we incurred $1.0 million of interest expense related to the 2025 Notes, including amortization of debt issuance costs and discount.
Registration rights agreement
In connection with the closing of the offering of the 2025 Notes, on March 15, 2017, the Company and the Guarantors entered into a registration rights agreement (the “Registration Rights Agreement”). Under the Registration Rights Agreement, the Company and the Guarantors have agreed to file a registration statement with the Securities and Exchange Commission so that holders of the 2025 Notes can exchange the 2025 Notes and the related guarantees for registered notes and guarantees that have substantially identical terms as the 2025 Notes and related guarantees within 365 days after the original issuance of the 2025 Notes. In certain circumstances, the Company and the Guarantors may be required to file a shelf registration statement to cover resales of the 2025 Notes. We are required to pay additional interest on the 2025 Notes if we fail to comply with our obligations to register the 2025 Notes and related guarantees within the specified time periods.
Corporate revolving credit facility
At March 31, 2017, we had $90.0 million of outstanding cash borrowings on our $1.0 billion revolving credit facility, of which $20.0 million incurred interest at the Alternate Base Rate ("ABR") and $70.0 million incurred interest at the Eurodollar rate. At March 31, 2017, the ABR rate in effect was 5.25% and the Eurodollar rate in effect was 3.23%. The facility matures on March 15, 2021.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

7.	LONG-TERM DEBT, Continued

The corporate revolving credit facility is guaranteed by all of SemGroup’s material domestic subsidiaries and secured by a lien on substantially all of the property and assets of SemGroup and the other loan parties, subject to customary exceptions.
At March 31, 2017, we had outstanding letters of credit under the facility of $35.4 million, for which the rate in effect was 2.25%, and outstanding secured bi-lateral letters of credit of $54.0 million, for which the rate in effect was 1.75%. Secured bi-lateral letters of credit are external to the facility and do not reduce availability for borrowing on the credit facility.
We incurred interest expense related to the corporate revolving credit facility of $2.3 million and $1.4 million for the three months ended March 31, 2017 and 2016, respectively, including letters of credit and amortization of debt issuance costs.
SemMexico revolving credit facility
At March 31, 2017, SemMexico had a $70 million Mexican pesos (U.S. $3.7 million at the March 31, 2017 exchange rate) revolving credit facility, which matures in May 2018. There were no outstanding borrowings on the facility at March 31, 2017. Borrowings are unsecured and bear interest at the bank prime rate in Mexico plus 1.50%.
At March 31, 2017, SemMexico had an outstanding letter of credit of $292.8 million Mexican pesos (U.S. $15.6 million at the March 31, 2017 exchange rate). The letter of credit was issued for a fee of 0.28%.
Capitalized interest
During the three months ended March 31, 2017 and 2016, we capitalized interest of $5.6 million and $2.2 million, respectively. As described in Note 1, capitalized interest for the prior year has been recast.
Fair value
We estimate the fair value of the 2022 Notes, the 2023 Notes and the 2025 Notes to be $395 million, $344 million and $321 million, respectively, at March 31, 2017, based on unadjusted, transacted market prices near the measurement date, which are categorized as Level 2 measurements.

8.	COMMITMENTS AND CONTINGENCIES
Environmental
We may, from time to time, experience leaks of petroleum products from our facilities and, as a result of which, we may incur remediation obligations or property damage claims. In addition, we are subject to numerous environmental regulations. Failure to comply with these regulations could result in the assessment of fines or penalties by regulatory authorities.
The Kansas Department of Health and Environment (the "KDHE") initiated discussions during our bankruptcy proceeding regarding six of our sites in Kansas (five owned by Crude Transportation and one owned by SemGas) that KDHE believed, based on their historical use, may have had soil or groundwater contamination in excess of state standards. KDHE sought our agreement to undertake assessments of these sites to determine whether they are contaminated. We reached an agreement with KDHE on this matter and entered into a Consent Agreement and Final Order with KDHE to conduct environmental assessments on the sites and to pay KDHE’s costs associated with their oversight of this matter. We have conducted Phase II investigations at all sites. Four sites are in various stages of follow up investigation, remediation, monitoring, or closure under KDHE oversight.  The environmental work at these sites is being completed under consent orders between Rose Rock Midstream Crude, L.P. and the KDHE. Two of the remaining sites have limited impacts to shallow soil and groundwater and the groundwater is currently being monitored on a semi-annual basis until such time that closure can be granted by the KDHE.  No active remediation is anticipated for these two sites.  The final two sites have required additional investigation and soil and groundwater remediation may be necessary to achieve KDHE closure. We do not anticipate any penalties or fines for these historical sites.
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

transports Kansas crude volumes to our Cushing, Oklahoma terminal. The Notice proposed a penalty of $600,200, which we paid in March 2017, and the matter has been concluded.
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
Asset retirement obligations
We will be required to incur significant removal and restoration costs when we retire our natural gas gathering and processing facilities in Canada. At March 31, 2017, we have an asset retirement obligation liability of $19.3 million, which is included within other noncurrent liabilities on our condensed consolidated balance sheets. This amount was calculated using the $123.1 million cost we estimate we would incur to retire these facilities, discounted based on our risk-adjusted cost of borrowing and the estimated timing of remediation.
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
Purchase and sale commitments
We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We account for derivatives at fair value with the exception of commitments which have been designated as normal purchases and sales for which we do not record assets or liabilities related to these agreements until the product is purchased or sold. At March 31, 2017, such commitments included the following (in thousands):

	Volume (Barrels)	Value
Fixed price purchases	4,158	$204,181
Fixed price sales	5,073	$253,795
Floating price purchases	13,304	$655,885
Floating price sales	18,365	$855,639
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
Our SemGas segment has a take-or-pay contractual obligation related to the fractionation of natural gas liquids through June 2023. The approximate amount of future obligation is as follows (in thousands):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

8.	COMMITMENTS AND CONTINGENCIES, Continued

For year ending:
December 31, 2017	$8,995
December 31, 2018	10,060
December 31, 2019	9,121
December 31, 2020	8,451
December 31, 2021	6,841
Thereafter	9,099
Total expected future payments	$52,567
SemGas also enters into contracts under which we are responsible for marketing the majority of the gas and natural gas liquids produced by the counterparties to the agreements. The majority of SemGas’ revenues were generated from such contracts.
Our Crude Supply and Logistics segment has a take-or-pay obligation with our equity method investee, White Cliffs, for approximately 5,000 barrels per day of space on White Cliffs' pipeline. The agreement became effective in October 2015 and has a term of five years. Annual payments to White Cliffs under the agreement are expected to be $9.4 million. In addition, we have a throughput commitment for 5,000 barrels per day on a third-party pipeline currently under construction. The agreement will become effective when the pipeline is completed and the agreement will have a seven year term from that date. Annual payments are expected to be $11.9 million.
Capital expenditures
We expect to spend approximately $180 million to complete construction of the Maurepas Pipeline in 2017. We expect to spend approximately $80 million and $155 million in 2017 and 2018, respectively, related to construction of the Wapiti Sour Gas Plant.

9.	EQUITY
Unaudited condensed consolidated statement of changes in owners’ equity
The following table shows the changes in our consolidated owners’ equity accounts from December 31, 2016 to March 31, 2017 (in thousands):

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Owners’ Equity
Balance at December 31, 2016	$659	$1,561,695	$(6,558)	$(35,917)	$(73,914)	$1,445,965
Adoption of ASU 2016-09	—	(1,650)	—	2,133	—	483
Net loss	—	—	—	(10,277)	—	(10,277)
Other comprehensive income, net of income taxes	—	—	—	—	6,033	6,033
Dividends paid	—	(29,770)	—	—	—	(29,770)
Unvested dividend equivalent rights	—	(276)	—	—	—	(276)
Non-cash equity compensation	—	2,717	—	—	—	2,717
Issuance of common stock under compensation plans	1	516	—	—	—	517
Repurchase of common stock	—	—	(1,047)	—	—	(1,047)
Balance at March 31, 2017	$660	$1,533,232	$(7,605)	$(44,061)	$(67,881)	$1,414,345
Accumulated other comprehensive loss
The following table presents the changes in the components of accumulated other comprehensive loss from December 31, 2016 to March 31, 2017 (in thousands):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

9.	EQUITY, Continued

	Currency Translation	Employee Benefit Plans	Total
Balance at December 31, 2016	$(71,425)	$(2,489)	$(73,914)
Currency translation adjustment, net of income tax expense of $3,668	6,018	—	6,018
Changes related to benefit plans, net of income tax expense of $6	—	15	15
Balance at March 31, 2017	$(65,407)	$(2,474)	$(67,881)
There were no significant items reclassified out of accumulated other comprehensive loss to net income for the three months ended March 31, 2017.
Equity issuances
During the three months ended March 31, 2017, 16,385 shares under the Employee Stock Purchase Plan were issued and 80,329 shares related to our equity based compensation awards vested.
Equity-based compensation
At March 31, 2017, there were 1,126,338 unvested shares that have been granted under our director and employee compensation programs. The par value of these shares is not reflected in common stock on the condensed consolidated balance sheets, as these shares have not yet vested. For certain of the awards, the number of shares that will vest is contingent upon our achievement of certain specified targets. If we meet the specified maximum targets, approximately 512,000 additional shares could vest.
The holders of certain restricted stock awards are entitled to equivalent dividends (“UDs”) to be received upon vesting of the related restricted stock awards and will be settled in cash. At March 31, 2017, the value of the UDs to be settled in cash related to unvested restricted stock awards was approximately $1.2 million.
During the three months ended March 31, 2017, we granted 334,011 restricted stock awards with a weighted average grant date fair value of $38.07 per award.
Dividends
The following table sets forth the quarterly dividends per share declared and/or paid to shareholders for the periods indicated:

Quarter Ending	Dividend Per Share	Date of Record	Date Paid
March 31, 2016	$0.45	March 7, 2016	March 17, 2016
June 30, 2016	$0.45	May 16, 2016	May 26, 2016
September 30, 2016	$0.45	August 15, 2016	August 25, 2016
December 31, 2016	$0.45	November 18, 2016	November 28, 2016

March 31, 2017	$0.45	March 7, 2017	March 17, 2017
June 30, 2017	$0.45	May 15, 2017	May 26, 2017

10.	EARNINGS PER SHARE
Earnings per share is calculated based on income from continuing and discontinued operations less any income attributable to noncontrolling interests. Income attributable to noncontrolling interests represented third-party limited partner unitholders' interests in the earnings of our consolidated subsidiary, Rose Rock, prior to completion of our purchase of the noncontrolling interests in the third quarter of 2016 (the "Merger").  Rose Rock allocated net income to its limited partners based on the distributions pertaining to the current period's available cash as defined by Rose Rock's partnership agreement. After adjusting for the appropriate period's distributions, the remaining undistributed earnings or excess distributions over earnings, if any, were allocated to Rose Rock's general partner, limited partners and

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
The following summarizes the calculation of basic earnings per share for the three months ended March 31, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Continuing Operations	Discontinued Operations	Net	Continuing Operations	Discontinued Operations	Net
Loss	$(10,277)	$—	$(10,277)	$(4,891)	$(2)	$(4,893)
less: Income attributable to noncontrolling interests	—	—	—	9,020	—	9,020
Loss attributable to SemGroup	$(10,277)	$—	$(10,277)	$(13,911)	$(2)	$(13,913)
Weighted average common stock outstanding	65,692	65,692	65,692	43,870	43,870	43,870
Basic loss per share	$(0.16)	$—	$(0.16)	$(0.32)	$—	$(0.32)

The following summarizes the calculation of diluted earnings per share for the three months ended March 31, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Continuing Operations	Discontinued Operations	Net	Continuing Operations	Discontinued Operations	Net
Loss	$(10,277)	$—	$(10,277)	$(4,891)	$(2)	$(4,893)
less: Income attributable to noncontrolling interests	—	—	—	9,020	—	9,020
Loss attributable to SemGroup	$(10,277)	$—	$(10,277)	$(13,911)	$(2)	$(13,913)
Weighted average common stock outstanding	65,692	65,692	65,692	43,870	43,870	43,870
Effect of dilutive securities	—	—	—	—	—	—
Diluted weighted average common stock outstanding	65,692	65,692	65,692	43,870	43,870	43,870
Diluted loss per share	$(0.16)	$—	$(0.16)	$(0.32)	$—	$(0.32)

For the three months ended March 31, 2017 and 2016, we experienced net losses attributable to SemGroup, as such the unvested equity compensation awards would have been antidilutive and, therefore, were not included in the computation of diluted earnings per share.

11.	SUPPLEMENTAL CASH FLOW INFORMATION
The following table summarizes the changes in the components of operating assets and liabilities shown on our condensed consolidated statements of cash flows (in thousands):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

11.	SUPPLEMENTAL CASH FLOW INFORMATION, Continued

	Three Months Ended March 31,
	2017	2016
Decrease (increase) in restricted cash	$28	$32
Decrease (increase) in accounts receivable	(55,150)	40,535
Decrease (increase) in receivable from affiliates	12,529	2,237
Decrease (increase) in inventories	(2,441)	4,834
Decrease (increase) in derivatives and margin deposits	(194)	(634)
Decrease (increase) in other current assets	1,051	1,582
Decrease (increase) in other assets	(875)	12
Increase (decrease) in accounts payable and accrued liabilities	40,485	(55,581)
Increase (decrease) in payable to affiliates	(9,422)	(1,626)
Increase (decrease) in other noncurrent liabilities	1,041	(511)
	$(12,948)	$(9,120)

Other supplemental disclosures
We paid cash interest of $12.9 million and $13.3 million for the three months ended March 31, 2017 and 2016, respectively.
We paid cash income taxes, net of refunds of $1.2 million and $1.1 million for the three months ended March 31, 2017 and 2016, respectively.
We incurred liabilities for construction work in process that had not been paid of $13.9 million and $7.3 million as of March 31, 2017 and 2016, respectively. Such amounts are not included in capital expenditures on the consolidated statements of cash flows.

12.	RELATED PARTY TRANSACTIONS
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
In accordance with ASC 845-10-15, the buy/sell transactions with NGL Energy and White Cliffs were reported as revenue on a net basis in our condensed consolidated statements of operations and comprehensive income (loss) because the purchases of inventory and subsequent sales of the inventory were with the same counterparty and entered into in contemplation of one another.
During the three months ended March 31, 2017 and 2016, we generated the following transactions with related parties (in thousands):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
12.     RELATED PARTY TRANSACTIONS, Continued

	Three Months Ended March 31,
	2017	2016
NGL Energy
Revenues	$22,204	$8,529
Purchases	$15,584	$6,830

White Cliffs
Crude oil revenues	$436	$—
Storage revenues	$1,088	$1,088
Transportation fees	$2,655	$2,526
Management fees	$127	$121
Crude oil purchases	$4,003	$—

Glass Mountain
Transportation fees	$2,265	$1,922
Management fees	$204	$198
Crude oil purchases	$3,911	$385
Legal services
The law firm of Conner & Winters, LLP, of which Mark D. Berman is a partner, performs legal services for us. Mr. Berman is the spouse of Candice L. Cheeseman, Vice President and General Counsel. Mr. Berman does not perform any legal services for us. SemGroup paid $0.1 million and $0.2 million in legal fees and related expenses to this law firm during the three months ended March 31, 2017 and 2016, respectively.

13.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS

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
Subsequent to the Merger as described in Note 10, SemGroup assumed the obligations of Rose Rock under Rose Rock's senior unsecured notes. Supplemental indentures were entered into with respect to the previously existing SemGroup senior unsecured notes and the senior unsecured notes assumed from Rose Rock to include the Guarantors as listed above to the extent the entity was not already a Guarantor. Prior period comparative information has been recast to reflect the addition of Rose Rock subsidiaries as Guarantors.
Unaudited condensed consolidating financial statements for the Parent, the Guarantors and non-guarantors as of March 31, 2017 and December 31, 2016, and for the three months ended March 31, 2017 and 2016, are presented on an equity method basis in the tables below (in thousands).
Intercompany receivable and payable balances, including notes receivable and payable, are capital transactions primarily to facilitate the capital needs of our subsidiaries. As such, subsidiary intercompany balances have been reported as a reduction to equity on the condensed consolidating Guarantor balance sheets. The Parent's net intercompany balance,

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

13.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

including note receivable, and investments in subsidiaries have been reported in equity method investments on the condensed consolidating Guarantor balance sheets. Intercompany transactions, such as daily cash management activities, have been reported as financing activities within the condensed consolidating Guarantor statements of cash flows. These balances are eliminated through consolidating adjustments below.

Condensed Consolidating Guarantor Balance Sheets

	March 31, 2017
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$8,214	$—	$62,087	$(4,445)	$65,856
Accounts receivable, net	48	415,704	61,294	—	477,046
Receivable from affiliates	28	12,148	750	—	12,926
Inventories	—	90,564	11,841	—	102,405
Other current assets	5,299	5,452	3,786	—	14,537
Total current assets	13,589	523,868	139,758	(4,445)	672,770
Property, plant and equipment, net	7,012	951,187	876,201	—	1,834,400
Equity method investments	2,518,858	1,005,151	—	(3,091,620)	432,389
Goodwill	—	26,628	8,016	—	34,644
Other intangible assets, net	14	147,086	1,250	—	148,350
Other noncurrent assets	49,810	1,882	2,481	—	54,173
Total assets	$2,589,283	$2,655,802	$1,027,706	$(3,096,065)	$3,176,726
LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$855	$399,406	$17,325	$—	$417,586
Payable to affiliates	—	17,086	—	—	17,086
Accrued liabilities	20,174	24,364	42,829	1	87,368
Other current liabilities	1,165	6,212	6,405	—	13,782
Total current liabilities	22,194	447,068	66,559	1	535,822
Long-term debt, net	1,140,619	6,210	16,500	(22,692)	1,140,637
Deferred income taxes	9,752	—	50,169	—	59,921
Other noncurrent liabilities	2,373	—	23,628	—	26,001
Commitments and contingencies
Total owners’ equity	1,414,345	2,202,524	870,850	(3,073,374)	1,414,345
Total liabilities and owners’ equity	$2,589,283	$2,655,802	$1,027,706	$(3,096,065)	$3,176,726

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

13.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	December 31, 2016
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$19,002	$—	$59,796	$(4,582)	$74,216
Accounts receivable, net	—	361,160	57,179	—	418,339
Receivable from affiliates	27	25,244	184	—	25,455
Inventories	—	89,638	9,596	—	99,234
Other current assets	8,986	5,760	3,887	(3)	18,630
Total current assets	28,015	481,802	130,642	(4,585)	635,874
Property, plant and equipment, net	5,621	970,079	786,372	—	1,762,072
Equity method investments	2,454,118	940,696	—	(2,960,525)	434,289
Goodwill	—	26,628	7,602	—	34,230
Other intangible assets, net	15	149,669	1,294	—	150,978
Other noncurrent assets	54,155	2,080	1,294	—	57,529
Total assets	$2,541,924	$2,570,954	$927,204	$(2,965,110)	$3,074,972
LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$674	$348,297	$18,336	$—	$367,307
Payable to affiliates	—	26,508	—	—	26,508
Accrued liabilities	25,078	23,423	32,603	—	81,104
Other current liabilities	889	5,108	7,439	—	13,436
Total current liabilities	26,641	403,336	58,378	—	488,355
Long-term debt, net	1,050,893	6,142	16,500	(22,617)	1,050,918
Deferred income taxes	16,119	—	48,382	—	64,501
Other noncurrent liabilities	2,306	—	22,927	—	25,233
Commitments and contingencies
Total owners’ equity	1,445,965	2,161,476	781,017	(2,942,493)	1,445,965
Total liabilities and owners’ equity	$2,541,924	$2,570,954	$927,204	$(2,965,110)	$3,074,972

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

13.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Statements of Operations

	Three Months Ended March 31, 2017
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$340,788	$32,573	$—	$373,361
Service	—	38,050	30,143	—	68,193
Other	—	—	14,546	—	14,546
Total revenues	—	378,838	77,262	—	456,100
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	321,657	27,341	—	348,998
Operating	—	28,120	23,963	—	52,083
General and administrative	5,930	6,930	8,784	—	21,644
Depreciation and amortization	473	16,830	7,296	—	24,599
Loss on disposal or impairment of long-lived assets, net	—	1,982	428	—	2,410
Total expenses	6,403	375,519	67,812	—	449,734
Earnings from equity method investments	19,187	18,566	—	(20,662)	17,091
Operating income	12,784	21,885	9,450	(20,662)	23,457
Other expenses (income), net:
Interest expense (income)	5,866	8,820	(626)	(193)	13,867
Loss on early extinguishment of debt	19,922	—	—	—	19,922
Other income, net	(197)	(2)	(144)	193	(150)
Total other expense (income), net	25,591	8,818	(770)	—	33,639
Income (loss) from continuing operations before income taxes	(12,807)	13,067	10,220	(20,662)	(10,182)
Income tax expense (benefit)	(2,530)	—	2,625	—	95
Net income (loss)	$(10,277)	$13,067	$7,595	$(20,662)	$(10,277)
Net income (loss)	$(10,277)	$13,067	$7,595	$(20,662)	$(10,277)
Other comprehensive income (loss), net of income taxes	(3,581)	(74)	9,688	—	6,033
Comprehensive income (loss)	$(13,858)	$12,993	$17,283	$(20,662)	$(4,244)

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

13.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Three Months Ended March 31, 2016
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$207,274	$29,622	$—	$236,896
Service	—	50,156	13,917	—	64,073
Other	—	—	13,882	—	13,882
Total revenues	—	257,430	57,421	—	314,851
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	183,213	13,734	—	196,947
Operating	—	29,100	21,092	—	50,192
General and administrative	5,872	7,148	8,040	—	21,060
Depreciation and amortization	380	16,771	6,900	—	24,051
Loss (gain) on disposal or impairment of long-lived assets, net	—	13,346	(39)	—	13,307
Total expenses	6,252	249,578	49,727	—	305,557
Earnings from equity method investments	7,106	21,028	—	(5,063)	23,071
Gain on issuance of common units by equity method investee	(41)	—	—	—	(41)
Operating income	813	28,880	7,694	(5,063)	32,324
Other expenses (income), net:
Interest expense (income)	(1,416)	20,440	(1,210)	(237)	17,577
Foreign currency transaction loss	—	—	1,469	—	1,469
Loss on sale of equity method investment	39,764	—	—	—	39,764
Other income, net	(237)	—	(188)	237	(188)
Total other expenses, net	38,111	20,440	71	—	58,622
Income (loss) from continuing operations before income taxes	(37,298)	8,440	7,623	(5,063)	(26,298)
Income tax expense (benefit)	(23,385)	—	1,978	—	(21,407)
Income (loss) from continuing operations	(13,913)	8,440	5,645	(5,063)	(4,891)
Loss from discontinued operations, net of income taxes	—	(2)	—	—	(2)
Net income (loss)	(13,913)	8,438	5,645	(5,063)	(4,893)
Less: net income attributable to noncontrolling interests	—	9,020	—	—	9,020
Net income (loss) attributable to SemGroup	$(13,913)	$(582)	$5,645	$(5,063)	$(13,913)
Net income (loss)	$(13,913)	$8,438	$5,645	$(5,063)	$(4,893)
Other comprehensive income (loss), net of income taxes	(20,466)	216	16,141	—	(4,109)
Comprehensive income (loss)	(34,379)	8,654	21,786	(5,063)	(9,002)
Less: comprehensive income attributable to noncontrolling interests	—	9,020	—	—	9,020
Comprehensive income (loss) attributable to SemGroup	$(34,379)	$(366)	$21,786	$(5,063)	$(18,022)

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

13.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Three Months Ended March 31, 2017
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$(11,492)	$34,314	$5,187	$—	$28,009
Cash flows from investing activities:
Capital expenditures	(1,863)	(13,384)	(77,001)	—	(92,248)
Proceeds from sale of long-lived assets	—	15,191	309	—	15,500
Contributions to equity method investments	—	(2,490)	—	—	(2,490)
Distributions in excess of equity in earnings of affiliates	—	4,392	—	—	4,392
Net cash provided by (used in) investing activities	(1,863)	3,709	(76,692)	—	(74,846)
Cash flows from financing activities:
Debt issuance costs	(4,632)	—	—	—	(4,632)
Borrowings on credit facilities and issuance of senior notes, net of discount	437,018	—	—	—	437,018
Principal payments on credit facilities and other obligations	(348,272)	(6)	—	—	(348,278)
Debt extinguishment costs	(16,293)	—	—	—	(16,293)
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(1,047)	—	—	—	(1,047)
Dividends paid	(29,770)	—	—	—	(29,770)
Proceeds from issuance of common stock under employee stock purchase plan	231	—	—	—	231
Intercompany borrowings (advances), net	(34,668)	(38,017)	72,548	137	—
Net cash provided by (used in) financing activities	2,567	(38,023)	72,548	137	37,229
Effect of exchange rate changes on cash and cash equivalents	—	—	1,248	—	1,248
Change in cash and cash equivalents	(10,788)	—	2,291	137	(8,360)
Cash and cash equivalents at beginning of period	19,002	—	59,796	(4,582)	74,216
Cash and cash equivalents at end of period	$8,214	$—	$62,087	$(4,445)	$65,856

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

13.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Three Months Ended March 31, 2016
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$26,421	$25,221	$14,705	$(17,448)	$48,899
Cash flows from investing activities:
Capital expenditures	(1,357)	(20,966)	(52,556)	—	(74,879)
Proceeds from sale of long-lived assets	—	—	40	—	40
Contributions to equity method investments	—	(1,356)	—	—	(1,356)
Distributions in excess of equity in earnings of affiliates	2,158	6,074	—	(2,158)	6,074
Net cash provided by (used in) investing activities	801	(16,248)	(52,516)	(2,158)	(70,121)
Cash flows from financing activities:
Borrowings on credit facilities	90,500	83,500	—	—	174,000
Principal payments on credit facilities and other obligations	(50,500)	(59,511)	—	—	(110,011)
Distributions to noncontrolling interests	—	(10,833)	—	—	(10,833)
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(807)	—	—	—	(807)
Dividends paid	(19,887)	—	—	—	(19,887)
Proceeds from issuance of common stock under employee stock purchase plan	269	—	—	—	269
Intercompany borrowing (advances), net	(48,748)	(20,516)	50,182	19,082	—
Net cash provided by (used in) financing activities	(29,173)	(7,360)	50,182	19,082	32,731
Effect of exchange rate changes on cash and cash equivalents	—	—	2,884	—	2,884
Change in cash and cash equivalents	(1,951)	1,613	15,255	(524)	14,393
Cash and cash equivalents at beginning of period	4,559	9,058	46,043	(1,564)	58,096
Cash and cash equivalents at end of period	$2,608	$10,671	$61,298	$(2,088)	$72,489

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated interim financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC.

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
At March 31, 2017, our segments owned the following:

•	Crude Transportation operates crude oil pipelines and truck transportation businesses in the U.S. Crude Transportation’s assets include:

•
a 460-mile crude oil gathering and transportation pipeline system with over 670,000 barrels of associated storage capacity in Kansas and northern Oklahoma that is connected to several third-party pipelines and refineries;

•
the Wattenberg Oil Trunkline ("WOT"), a 75-mile, 12-inch diameter crude oil gathering pipeline system that transports crude oil from production facilities in the DJ Basin to the pipeline owned by White Cliffs Pipeline, L.L.C. ("White Cliffs"). The WOT also has 360,000 barrels of operational storage;

•	a crude oil trucking fleet of over 225 transport trucks and 235 trailers;

•	Maurepas Pipeline, a project underway to build three pipelines to service refineries in the Gulf Coast region (the "Maurepas Pipeline"), which is expected to be completed in late second quarter 2017;

•
a 51% ownership interest in White Cliffs, which owns a 527-mile pipeline, consisting of two 12-inch common carrier, crude oil pipelines, that transports crude oil from Platteville, Colorado to Cushing, Oklahoma (the "White Cliffs Pipeline") that we operate; and

•
a 50% ownership interest in Glass Mountain Pipeline, LLC ("Glass Mountain"), which owns a 215-mile crude oil pipeline in western and north central Oklahoma (the "Glass Mountain Pipeline") that we operate.

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

•
Crude Supply and Logistics operates a crude oil marketing business which utilizes our Crude Transportation and Crude Facilities assets for marketing purposes. Additionally, Crude Supply and Logistics' assets include approximately 61,800 barrels of crude oil storage capacity in Trenton and Stanley, North Dakota.

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

•
SemMexico, which purchases, produces, stores, and distributes liquid asphalt cement products in Mexico. SemMexico operates an in-country network of 13 asphalt cement terminals and modification facilities and two marine terminals.

Additionally, we hold an 11.78% ownership interest in the general partner of NGL Energy Partners LP ("NGL Energy") (NYSE: NGL) which is reported within Corporate and Other.

Recent Developments

On May 3, 2017, we announced plans to build a 50-mile, 200 million cubic feet per day natural gas pipeline to connect our northern Oklahoma processing facilities to the STACK play in central Oklahoma (the "Canton Pipeline"). The Canton Pipeline is backed by firm commitments from an investment grade counterparty. With additional compression, the pipeline could be expanded up to 400 million cubic feet per day to serve other producers in the area. We expect related capital expenditures of $60 million and expect the pipeline to be in-service by year-end 2017.

Also in the STACK play, our equity method investee, Glass Mountain, is constructing a 44-mile pipeline extension to deliver STACK crude to the Cushing storage complex with access to Mid-Continent and Gulf Coast refineries. Our contributions related to the project are expected to be $30 million. The Glass Mountain Pipeline extension is expected to be in service in the fourth quarter of 2017.

Results of Operations
Consolidated Results of Operations

	Three Months Ended March 31,
(in thousands)	2017	2016
Revenue	$456,100	$314,851
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	348,998	196,947
Operating	52,083	50,192
General and administrative	21,644	21,060
Depreciation and amortization	24,599	24,051
Loss on disposal or impairment, net	2,410	13,307
Total expenses	449,734	305,557
Earnings from equity method investments	17,091	23,071
Loss on issuance of common units by equity method investee	—	(41)
Operating income	23,457	32,324
Other expenses (income), net:
Interest expense	13,867	17,577
Loss on early extinguishment of debt	19,922	—
Foreign currency transaction loss	—	1,469
Loss on sale or impairment of equity method investment	—	39,764
Other income, net	(150)	(188)
Total other expenses, net	33,639	58,622
Loss from continuing operations before income taxes	(10,182)	(26,298)
Income tax expense (benefit)	95	(21,407)
Loss from continuing operations	(10,277)	(4,891)
Loss from discontinued operations, net of income taxes	—	(2)
Net loss	$(10,277)	$(4,893)
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
Interest expense
Interest expense decreased in the three months ended March 31, 2017, to $13.9 million from $17.6 million in the three months ended March 31, 2016. This decrease is primarily due to $5.6 million of capitalized interest for the three months ended March 31, 2017, as compared to $2.2 million of capitalized interest for the three months ended March 31, 2016.

Loss on early extinguishment of debt
During the three months ended March 31, 2017, we purchased $290 million of our outstanding $300 million senior unsecured notes due 2021 (the "2021 Notes") through a tender offer. The price included a premium and interest to the purchase date. A notice of redemption was issued for the remaining $10 million of 2021 Notes which were not redeemed through the tender offer pursuant to the redemption and satisfaction and discharge provisions of the indenture governing the 2021 Notes. The redemption price includes a redemption premium and interest to the redemption date. As a result, we recognized a loss of $19.9 million on the early extinguishment of the 2021 Notes, which included premiums of $15.9 million and the write off of $3.6 million of associated unamortized debt issuance costs.
Loss on sale or impairment of equity method investment
During the three months ended March 31, 2016, we recorded a $39.8 million impairment to our equity method investment in NGL Energy based on a fair value of the common units being lower than the book value and NGL Energy's announced decreases in distributions and guidance.
Income tax expense (benefit)
We reported an income tax expense of $94.9 thousand for the three months ended March 31, 2017, compared to a benefit of $21.4 million for the three months ended March 31, 2016. The effective tax rate was (1)% and 81% for the three months ended March 31, 2017 and 2016, respectively. The rate for the three months ended March 31, 2017 is impacted by a discrete tax expense of $1.4 million related to the vesting of restricted stock during the period. The rate for the three months ended March 31, 2016 is impacted by a non-controlling interest in Rose Rock Midstream, L.P. for which taxes are not provided. Significant items that impacted the effective tax rate for each period, as compared to the U.S. federal statutory rate of 35%, include earnings in foreign jurisdictions taxed at lower rates and foreign earnings taxed in foreign jurisdictions as well as in the U.S., since they are disregarded entities for U.S. federal income tax purposes. These combined factors, and the magnitude of the permanent items impacting the tax rate relative to income from continuing operations before income taxes result in rates that are not comparable between the periods.

Results of Operations by Reporting Segment
Crude Transportation

	Three Months Ended March 31,
(in thousands)	2017	2016
Revenue:
Pipeline transportation	$6,184	$8,075
Truck transportation	14,349	16,334
Total revenue	20,533	24,409
Expenses:
Operating	16,082	18,617
General and administrative	2,716	1,146
Depreciation and amortization	5,927	5,860
Loss on disposal of long-lived assets, net	1,961	67
Total expenses	26,686	25,690
Earnings from equity method investments	17,088	20,839
Operating income	$10,935	$19,558
Three months ended March 31, 2017 versus three months ended March 31, 2016
Revenue
Pipeline transportation revenue decreased to $6.2 million in the three months ended March 31, 2017, from $8.1 million in the three months ended March 31, 2016. The decrease included a $1.5 million reduction in intersegment activity and a decrease of $0.9 million related to the Tampa pipeline that was sold early in three months ended March 31, 2017. These decreases were partially offset with a $0.5 million increase on the WOT.
Truck transportation revenue decreased to $14.3 million in three months ended March 31, 2017, compared to $16.3 million for the same period in 2016 as a result of lower volumes.
Operating expense
Operating expense decreased to $16.1 million for the three months ended March 31, 2017, compared to $18.6 million for the three months ended March 31, 2016. The decrease was the result of lower compensation, insurance and taxes and field expenses.
General and administrative expense
General and administrative expense increased to $2.7 million in the three months ended March 31, 2017, from $1.1 million in the three months ended March 31, 2016. The increase is primarily a result of higher overhead allocations.
Loss on disposal of long-lived assets, net
Crude Transportation recorded a loss on disposal of long-lived assets of $2.0 million in the three months ended March 31, 2017, compared to a loss of $0.1 million in the three months ended March 31, 2016. The loss was a result of a $4.8 million write down of right-of-ways, partially offset with a gain from the Tampa pipeline sale. The write down of right-of-ways included $4.5 million related to the correction of immaterial prior period errors.
Earnings from equity method investments
Crude Transportation’s earnings from equity method investments decreased in the three months ended March 31, 2017, to $17.1 million from $20.8 million in the three months ended March 31, 2016, due to a reduction in volume.

Crude Facilities

	Three Months Ended March 31,
(in thousands)	2017	2016
Revenue	$12,141	$12,879
Expenses:
Operating	2,577	2,118
General and administrative	602	1,174
Depreciation and amortization	1,944	1,882
Total expenses	5,123	5,174
Operating income	$7,018	$7,705
Three months ended March 31, 2017 versus three months ended March 31, 2016
Revenue
Revenue decreased slightly to $12.1 million in the three months ended March 31, 2017, from $12.9 million for the three months ended March 31, 2016. The decrease is due to a reduction in storage revenue of $0.4 million, as the average capacity used internally for crude oil operations and marketing activities increased to 1.4 million barrels from 1.3 million barrels, and a combined reduction in unloading, pump-over and other of $0.4 million.
Operating expense
Operating expense increased slightly to $2.6 million in the three months ended March 31, 2017, from $2.1 million for the three months ended March 31, 2016, as a result of increased field expenses, outside services and other.
General and administrative expense
General and administrative expense decreased to $0.6 million for three months ended March 31, 2017, from $1.2 million for the three months ended March 31, 2016, as a result of a reduction in overhead allocations.

Crude Supply and Logistics

	Three Months Ended March 31,
(in thousands)	2017	2016
Revenue	$297,471	$176,622
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	298,485	161,350
Operating	1,441	838
General and administrative	1,187	566
Depreciation and amortization	62	40
Loss on disposal of long-lived assets, net	—	227
Total expenses	301,175	163,021
Operating income (loss)	$(3,704)	$13,601
Three months ended March 31, 2017 versus three months ended March 31, 2016
Revenue
Revenue increased to $297.5 million in the three months ended March 31, 2017, from $176.6 million in the three months ended March 31, 2016.

	Three Months Ended March 31,
(in thousands)	2017	2016
Gross product revenue	$1,110,561	$632,689
Nonmonetary transaction adjustment	(813,063)	(460,615)
Unrealized gain (loss) on derivatives, net	(27)	4,548
Product revenue	$297,471	$176,622
Gross product revenue increased in the three months ended March 31, 2017, to $1.1 billion from $632.7 million in the three months ended March 31, 2016. The increase was primarily due to an increase in the volume sold to 21.7 million barrels at an average sales price of $51 per barrel in the three months ended March 31, 2017, compared to volume sold of 19.6 million barrels at an average sales price of $32 per barrel in the three months ended March 31, 2016. Current year volume includes approximately 3.5 million barrels moved at negligible margins to overcome volume constraints on third-party pipelines.
Gross product revenue was reduced by $813.1 million and $460.6 million during the three months ended March 31, 2017 and 2016, respectively, in accordance with Accounting Standards Codification ("ASC") 845-10-15, "Nonmonetary Transactions". ASC 845-10-15 requires that certain transactions -- those where inventory is purchased from a customer then resold to the same customer -- to be presented in the income statement on a net basis, resulting in a reduction of revenue and costs of products sold by the same amount.
Cost of products sold
Costs of products sold increased in the three months ended March 31, 2017, to $298.5 million (including $3.5 million of intersegment charges) from $161.4 million in the three months ended March 31, 2016 (including $5.2 million of intersegment charges). Costs of products sold reflects reductions of $813.1 million and $460.6 million in the three months ended March 31, 2017 and 2016, respectively, in accordance with ASC 845-10-15. There was an increase in the barrels sold, as described above, combined with an increase in the average per barrel cost of crude oil to $51 in the three months ended March 31, 2017, from $32 in the three months ended March 31, 2016.
Operating expense
Operating expense increased to $1.4 million in the three months ended March 31, 2017, from $0.8 million for the three months ended March 31, 2016. The increase is primarily due to higher employment costs.
General and administrative expense
General and administrative expense increased to $1.2 million in the three months ended March 31, 2017, from $0.6 million in the three months ended March 31, 2016. This increase is primarily due to additional overhead allocation.

SemGas

	Three Months Ended March 31,
(in thousands)	2017	2016
Revenue	$61,663	$46,266
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	36,143	24,609
Operating	7,293	7,352
General and administrative	2,457	2,245
Depreciation and amortization	8,927	8,927
Loss on disposal or impairment, net	21	13,052
Total expenses	54,841	56,185
Operating income (loss)	$6,822	$(9,919)
Three months ended March 31, 2017 versus three months ended March 31, 2016
Revenue
Revenue increased in the three months ended March 31, 2017, to $61.7 million from $46.3 million in the three months ended March 31, 2016. The increase is primarily due to higher average natural gas NYMEX price of $3.32/MMbtu in the three months ended March 31, 2017, versus $2.09/MMbtu for the same period in 2016, higher average NGL basket price of $0.85/gallon in the three months ended March 31, 2017, versus $0.51/gallon for the same period in 2016 and increased fees ($14 million in the three months ended March 31, 2017, versus $13 million for the same period in 2016). The increase was offset, in part, by lower volume (26,658 MMcf in the three months ended March 31, 2017, compared to 31,938 MMcf for the same period in 2016). Volume decreases are primarily due to reduced drilling coupled with natural well production declines.
Costs of products sold
Costs of products sold increased in the three months ended March 31, 2017, to $36.1 million from $24.6 million in the three months ended March 31, 2016. The increase is attributable to higher prices offset, in part, by lower volume processed in northern Oklahoma.
Loss on disposal or impairment, net
Net loss on disposal or impairment decreased to $21.0 thousand in the three months ended March 31, 2017, from $13.1 million in the three months ended March 31, 2016. This decrease is primarily due to a $13.1 million goodwill impairment recorded at March 31, 2016.

SemCAMS

	Three Months Ended March 31,
(in thousands)	2017	2016
Revenue	$36,798	$30,866
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	45	37
Operating	19,888	17,095
General and administrative	4,824	3,830
Depreciation and amortization	4,496	3,951
Loss on disposal or impairment, net	445	—
Total expenses	29,698	24,913
Operating income	$7,100	$5,953

Three months ended March 31, 2017 versus three months ended March 31, 2016
Revenue
Revenue in the three months ended March 31, 2017, increased to $36.8 million from $30.9 million for the three months ended March 31, 2016. This increase is primarily due to higher operating cost recoveries, higher gathering and processing revenue, changes in foreign currency exchange rates between periods and other revenue of $2.3 million, $1.9 million, $1.2 million and $0.5 million, respectively.
Operating expense
Operating expense increased in the three months ended March 31, 2017, to $19.9 million from $17.1 million for the three months ended March 31, 2016. This increase is primarily due to higher compensation costs, higher costs for power, materials and contract labor and changes in foreign currency exchange rates between periods. These increases were offset, in part, by lower greenhouse gas credit purchases.
General and administrative expense
General and administrative expense increased to $4.8 million in the three months ended March 31, 2017, from $3.8 million in three months ended March 31, 2016, due primarily to higher compensation costs.
Depreciation and amortization expense
Depreciation and amortization expense increased in the three months ended March 31, 2017, to $4.5 million from $4.0 million for the three months ended March 31, 2016, as a result of project completions.

SemLogistics

	Three Months Ended March 31,
(in thousands)	2017	2016
Revenue	$7,528	$6,380
Expenses:
Operating	1,952	1,981
General and administrative	1,832	1,740
Depreciation and amortization	1,815	1,960
Total expenses	5,599	5,681
Operating income	$1,929	$699
Three months ended March 31, 2017 versus three months ended March 31, 2016
Revenue
Revenue increased to $7.5 million in the three months ended March 31, 2017, from $6.4 million in the three months ended March 31, 2016. This increase is primarily due to an increase in storage volume, higher storage fees and an increase in throughput revenue. These increases were partially offset by a decrease due to changes in foreign currency exchange rates between periods.

SemMexico

	Three Months Ended March 31,
(in thousands)	2017	2016
Revenue	$32,937	$30,134
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	27,296	23,656
Operating	1,946	1,780
General and administrative	2,033	2,419
Depreciation and amortization	937	941
Loss (gain) on disposal of long-lived assets, net	(17)	(39)
Total expenses	32,195	28,757
Operating income	$742	$1,377
Three months ended March 31, 2017 versus three months ended March 31, 2016
Revenue
Revenue increased in the three months ended March 31, 2017, to $32.9 million from $30.1 million in the three months ended March 31, 2016. An increase in the average sales price per metric ton between periods accounts for $3.2 million of the increase and higher volumes between periods (83,162 metric tons in the three months ended March 31, 2017, compared to 74,007 metric tons in the three months ended March 31, 2016) resulted in an increase of $3.7 million. The change in the foreign currency exchange rate between periods resulted in a decrease of $3.9 million.
Costs of products sold
Costs of products sold increased in the three months ended March 31, 2017, to $27.3 million from $23.7 million in the three months ended March 31, 2016. An increase in the average cost of asphalt and higher volume between the periods accounted for increases of $4.0 million and $2.9 million, respectively. The change in the foreign currency exchange rate between periods resulted in a decrease of $3.3 million.
Corporate and Other

	Three Months Ended March 31,
(in thousands)	2017	2016
Revenue	$(12,971)	$(12,705)
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	(12,971)	(12,705)
Operating	904	411
General and administrative	5,993	7,940
Depreciation and amortization	491	490
Total expenses	(5,583)	(3,864)
Earnings from equity method investments	3	2,191
Operating loss	$(7,385)	$(6,650)
Corporate and Other is not an operating segment. This table is included to permit the reconciliation of segment information to that of the consolidated Company. The amounts reported for the three months ended March 31, 2017 and 2016 above have been recast to include the historical results of our former SemStream segment. SemStream holds our equity method investment in NGL Energy which is no longer material subsequent to the April 2016 sale of our limited partner interest. Earnings from equity method investments, which includes loss on issuance of common units by equity method investee in the table above, relate to our investment in NGL Energy.

Liquidity and Capital Resources
Sources and Uses of Cash
Our principal sources of short-term liquidity are cash generated from our operations and borrowings under our revolving credit facility. The consolidated cash balance on March 31, 2017, was $65.9 million. Of this amount, $45.9 million was held in Canada and may be subject to tax if transferred to the U.S. Potential sources of long-term liquidity include issuances of debt securities and equity securities and the sale of assets. Our primary cash requirements currently are operating expenses, capital expenditures and our quarterly dividends. In general, we expect to fund:

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
Cash Flows
The following table summarizes our changes in unrestricted cash for the periods presented:

	Three Months Ended March 31,
(in thousands)	2017	2016
Statement of cash flow data:
Cash flows provided by (used in):
Operating activities	$28,009	$48,899
Investing activities	(74,846)	(70,121)
Financing activities	37,229	32,731
Subtotal	(9,608)	11,509
Effect of exchange rate on cash and cash equivalents	1,248	2,884
Change in cash and cash equivalents	(8,360)	14,393
Cash and cash equivalents at beginning of period	74,216	58,096
Cash and cash equivalents at end of period	$65,856	$72,489
Operating Activities
The components of operating cash flows can be summarized as follows:

	Three Months Ended March 31,
(in thousands)	2017	2016
Net loss	$(10,277)	$(4,893)
Non-cash expenses, net	51,234	62,912
Changes in operating assets and liabilities	(12,948)	(9,120)
Net cash flows provided by operating activities	$28,009	$48,899

Adjustments to net loss for non-cash expenses, net decreased $11.7 million to $51.2 million for the three months ended March 31, 2017, from $62.9 million for the three months ended March 31, 2016. This change is primarily a result of:

•	$22.0 million decrease in deferred tax benefit;

•	$19.9 million increase related to a loss on early extinguishment of $300 million of senior unsecured notes;

•	$6.0 million reduction in earnings from equity method investments;

•	$0.5 million increase due to inventory valuation adjustments; and

•	$0.5 million increase in depreciation and amortization expense.
These increases to the adjustments to net income for non-cash expenses were offset by decreases due to:

•	$39.8 million from prior year losses on the sale or impairment of equity method investment which did not recur in the current year;

•	$10.9 million decrease in net losses on disposal or impairments due to prior year goodwill impairment of our SemGas segment;

•	$8.4 million in distributions from equity investments due to our prior year disposal of our limited partner ownership in NGL Energy and lower distributions from White Cliffs; and

•	$1.5 million in currency exchange losses in the prior year, which did not recur in the current year.
All other adjustments to net income for non-cash expenses, net for the three months ended March 31, 2017 remained relatively comparable to the three months ended March 31, 2016.
Changes in operating assets and liabilities for the three months ended March 31, 2017 generated a net decrease in operating cash flows of $12.9 million. The decrease to operating cash flow due to the change in operating assets and liabilities was primarily a result of increases of $55.2 million in accounts receivable and $40.5 million in accounts payable and accrued liabilities, and a $2.4 million increase in inventories and decreases in receivables from affiliates of $12.5 million and payables to affiliates of $9.4 million, offset by an increase in non-current liabilities of $1.0 million. Changes in receivables, inventory, payables and accrued liabilities are primarily due to our segments' operating activities and are subject to the timing of purchases and sales and fluctuations in commodity pricing.
Changes in operating assets and liabilities for the three months ended March 31, 2016 generated a net decrease in operating cash flows of $9.1 million. The decrease to operating cash flow due to the change in operating assets and liabilities was primarily a result of decreases of $55.6 million in accounts payable and accrued liabilities, $1.6 million in payables to affiliates. These cash outflows were partially offset by cash inflows due to decreases of $40.5 million in accounts receivable, $4.8 million in inventories, $2.2 million in receivables from affiliates and $1.6 million in other current assets. Changes in receivables, inventory, payables and accrued liabilities are primarily due to our segments' operating activities and are subject to the timing of purchases and sales and fluctuations in commodity pricing.
Investing Activities
For the three months ended March 31, 2017, we had net cash outflows of $74.8 million from investing activities, due primarily to $92.2 million of capital expenditures and $2.5 million of contributions to equity method investments, offset by investing cash inflows of $15.5 million in proceeds from the sale of long-lived assets and $4.4 million of distributions in excess of equity in earnings of affiliates. Capital expenditures primarily related to the Maurepas Pipeline. Distributions in excess of equity in earnings of affiliates represent cash distributions from White Cliffs and Glass Mountain in excess of our cumulative equity in earnings and are accounted for as a return of investment.
For the three months ended March 31, 2016, we had net cash outflows of $70.1 million from investing activities, due primarily to $74.9 million of capital expenditures and $1.4 million of contributions to equity method investments, offset by $6.1 million of distributions in excess of equity in earnings of affiliates. Capital expenditures primarily related to the Maurepas Pipeline, crude oil pipeline projects, SemGas' Northern Oklahoma expansion projects and SemCAMS' Wapiti expansion. Distributions in excess of equity in earnings of affiliates represent cash distributions from White Cliffs and Glass Mountain in excess of our cumulative equity in earnings and are accounted for as a return of investment.

Financing Activities
For the three months ended March 31, 2017, we had net cash inflows of $37.2 million from financing activities, which related to borrowings on credit facilities and the issuance of senior unsecured notes of $437.0 million, offset by principal payments on credit facilities and other obligations of $348.3 million, dividends paid of $29.8 million, debt extinguishment costs of $16.3 million, debt issuance costs of $4.6 million and $1.0 million to repurchase common stock for payment of statutory taxes due on equity-based compensation. Net borrowings were used primarily to extinguish senior unsecured notes and for capital expenditures. Debt issuance costs related to the issuance of senior unsecured notes.
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
Long-term Debt
Senior Unsecured Notes
At March 31, 2017, we had outstanding $400 million of 5.625% senior unsecured notes due 2022, $350 million of 5.625% senior unsecured notes due 2023 and $325 million of 6.375% senior unsecured notes due 2025.
SemGroup Revolving Credit Facility
At March 31, 2017, we had $90.0 million of cash borrowings outstanding under our $1.0 billion revolving credit facility. We had $35.4 million in outstanding letters of credit on that date. The maximum letter of credit capacity under this facility is $250 million. The facility can be increased up to $300 million. The credit agreement expires on March 15, 2021.
At March 31, 2017, we had available borrowing capacity of $874.6 million under this facility.
On April 4, 2017, we amended the credit agreement to restate the pricing grid. The applicable margin for borrowings under the facility were amended to the following:

Leverage Ratio	ABR Loans	Eurodollar Loans
Category 1: Greater than 4.50 to 1.00	1.75%	2.75%
Category 2: Less than or equal to 4.50 to 1.00 but greater than 4.00 to 1.00	1.50%	2.50%
Category 3: Less than or equal to 4.00 to 1.00 but greater than 3.50 to 1.00	1.25%	2.25%
Category 4: Less than or equal to 3.50 to 1.00 but greater than 3.00 to 1.00	1.00%	2.00%
Category 5: Less than or equal to 3.00 to 1.00	0.75%	1.75%
SemMexico Credit Facilities
At March 31, 2017, SemMexico had no amounts outstanding on its $70 million Mexican pesos (U.S. $3.7 million at the March 31, 2017 exchange rate) credit facility which matures in May 2018. At March 31, 2017, SemMexico had an outstanding letter of credit of $292.8 million Mexican pesos (U.S. $15.6 million at the March 31, 2017 exchange rate).
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

Projected capital expenditures for 2017 are estimated at $440 million in expansion projects, including capital contributions to affiliates for funding growth projects and acquisitions, and $60 million in maintenance projects. These estimates may change as future events unfold. See "Cautionary Note Regarding Forward-Looking Statements." During the three months ended March 31, 2017, we spent $92.2 million (cash basis) on capital projects and $2.5 million in capital contributions to equity method investees primarily for funding growth projects.
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
SemGroup Dividends
The table below shows dividends declared and/or paid by SemGroup during 2016 and 2017.

Quarter Ended	Record Date	Payment Date	Dividend Per Share
March 31, 2016	March 7, 2016	March 17, 2016	$0.45
June 30, 2016	May 16, 2016	May 26, 2016	$0.45
September 30, 2016	August 15, 2016	August 25, 2016	$0.45
December 31, 2016	November 18, 2016	November 28, 2016	$0.45

March 31, 2017	March 7, 2017	March 17, 2017	$0.45
June 30, 2017	May 15, 2017	May 26, 2017	$0.45
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
Customer Concentration
Shell Trading (US) Company, a customer of our Crude Supply and Logistics segment, accounted for more than 10% of our consolidated revenue for the three months ended March 31, 2017, at approximately 27%. Although we have contracts with customers of varying durations, if one or more of our major customers were to default on their contract, or if we were unable to renew our contract with one or more of these customers on favorable terms, we might not be able to replace any of these customers in a timely fashion, on favorable terms or at all. In any of these situations, our revenues and our ability to pay cash dividends to our stockholders may be adversely affected. We expect our exposure to risk of non-payment or non-performance to continue as long as we remain substantially dependent on a relatively small number of customers for a substantial portion of our revenues.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

Commitments
For information regarding purchase and sales commitments, see the discussion under the caption "Purchase and sale commitments" in Note 8 of our condensed consolidated financial statements of this Form 10-Q, which information is incorporated by reference into this Item 2.

Critical Accounting Policies and Estimates
For disclosure regarding our critical accounting policies and estimates, see the discussion under the caption "Critical Accounting Policies and Estimates" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016.

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
Commodity Price Risk
The table below outlines the range of NYMEX prompt month daily settle prices for crude oil and natural gas futures, and the range of daily propane spot prices provided by an independent, third-party broker for the three months ended March 31, 2017 and March 31, 2016 and the year ended December 31, 2016.

	Light Sweet Crude Oil Futures (Barrel)	Mont Belvieu (Non-LDH) Spot Propane (Gallon)	Henry Hub Natural Gas Futures (MMBtu)
Three Months Ended March 31, 2017
High	$54.45	$0.93	$3.42
Low	$47.34	$0.57	$2.56
High/Low Differential	$7.11	$0.36	$0.86

Three Months Ended March 31, 2016
High	$41.45	$0.48	$2.47
Low	$26.21	$0.29	$1.64
High/Low Differential	$15.24	$0.19	$0.83

Year Ended December 31, 2016
High	$54.06	$0.71	$3.93
Low	$26.21	$0.29	$1.64
High/Low Differential	$27.85	$0.42	$2.29
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
However, the SemGas segment has exposure to commodity price risk because of the nature of certain contracts for which our fee is based on a percentage of proceeds or index related to the prices of natural gas, natural gas liquids and condensate. Given current volumes, liquid recoveries and contract terms, we estimate the following sensitivities over the next twelve months:

•	A 10% increase in the price of natural gas and natural gas liquids results in approximately a $2.6 million increase to gross margin.

•	A 10% decrease in those prices would have the opposite effect.
The above sensitivities may be impacted by changes in contract mix, change in production or other factors which are outside of our control.
Additionally, based on our open derivative contracts at March 31, 2017, an increase in the applicable market price or prices for each derivative contract would result in a decrease in our crude oil sales revenues. Likewise, a decrease in the applicable market price or prices for each derivative contract would result in an increase in our crude oil sales revenues. However, the increases or decreases in crude oil sales revenues we recognize from our open derivative contracts are substantially offset by higher or lower crude oil sales revenues when the physical sale of the product occurs. These contracts may be for the purchase or sale of crude oil or in markets different from the physical markets in which we are attempting to hedge our exposure, or may have timing differences relative to the physical markets. As a result of these factors, our hedges may not eliminate all price risks.
The notional volumes and fair value of our commodity derivatives open positions as well as the change in fair value that would be expected from a 10% market price increase or decrease is shown in the table below (in thousands):

	Notional Volume (Barrels)	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease	Settlement Date
Crude oil:
Futures	942 short	$(1,355)	$(4,767)	$4,767	May 2017
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
Interest Rate Risk
We use variable rate debt and are exposed to market risk due to the floating interest rates on our credit facilities. Therefore, from time-to-time we may use interest rate derivatives to manage interest obligations on specific debt issuances. Our variable rate debt bears interest at LIBOR or prime, subject to certain floors, plus the applicable margin. At March 31, 2017, an increase in these base rates of 1%, above the base rate floors, would increase our interest expense by $0.1 million for the three months ended March 31, 2017.
The average interest rates presented below are based upon rates in effect at March 31, 2017 and December 31, 2016. The carrying value of the variable rate instruments in our credit facilities approximate fair value primarily because our rates fluctuate with prevailing market rates.
The following table summarizes our debt obligations:

Liabilities	March 31, 2017	December 31, 2016
Short-term debt - variable rate	$0.0 million	$0.0 million
Average interest rate	0.00%	0.00%
Long-term debt - variable rate	$90.0 million	$20.0 million
Average interest rate	3.680%	4.750%
Long-term debt - fixed rate	$325.0 million	$300.0 million
Fixed interest rate	6.375%	7.50%
Long-term debt - fixed rate	$750.0 million	$750.0 million
Fixed interest rate	5.625%	5.625%

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
A 10% change in the average exchange rate during the three months ended March 31, 2017 would change operating income by $1.7 million.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act), are effective as of March 31, 2017. This conclusion is based on an evaluation conducted under the supervision and participation of our Chief Executive Officer and Chief Financial Officer along with our management. Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2017, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For information regarding legal proceedings, see the discussion under the captions "Environmental" and "Other matters," in Note 8 of our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated by reference into this Item 1.

Item 1A.	Risk Factors
There have been no material changes to the risk factors involving us from those previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases of our common stock by us during the quarter ended March 31, 2017:

	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2017 - January 31, 2017	144	$41.45	—	—
February 1, 2017 - February 28, 2017	26,736	37.01	—	—
March 1, 2017 - March 31, 2017	—	—	—	—
Total	26,880	$37.04	—	—

(1)	Represents shares of common stock withheld from certain of our employees for payment of taxes associated with the vesting of restricted stock awards.
(2)	The price paid per common share represents the closing price as posted on the New York Stock Exchange on the day that the shares were purchased.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
Not applicable

Item 5.	Other Information
None

Item 6.	Exhibits
The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
4.1
Indenture (and form of 6.375% Senior Note due 2025 attached as Exhibit 1 thereto), dated as of March 15, 2017, by and among SemGroup Corporation, certain of its wholly-owned subsidiaries, as guarantors, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to our current report on Form 8-K dated March 15, 2017, filed March 21, 2017, and incorporated herein by reference).

4.2
Registration Rights Agreement, dated as of March 15, 2017, by and among SemGroup Corporation, certain of its wholly owned subsidiaries, as guarantors, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.2 to our current report on Form 8-K dated March 15, 2017, filed March 21, 2017, and incorporated herein by reference).

10.1
SemGroup Corporation Equity Incentive Plan Form of Performance Share Unit Award Agreement for executive officers and employees in the United States for awards granted on or after March 1, 2017 (filed as Exhibit 10.12 to our annual report on Form 10-K for the fiscal year ended December 31, 2016, filed February 24, 2017, and incorporated herein by reference).

10.2
First Amendment to Amended and Restated Credit Agreement, dated as of April 4, 2017, to the Amended and Restated Credit Agreement, dated as of September 30, 2016, entered into by and among others, SemGroup Corporation, as borrower, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent.

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

Date: May 5, 2017	SEMGROUP CORPORATION

	By:	/s/ Robert N. Fitzgerald
Robert N. Fitzgerald
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX
The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
4.1
Indenture (and form of 6.375% Senior Note due 2025 attached as Exhibit 1 thereto), dated as of March 15, 2017, by and among SemGroup Corporation, certain of its wholly-owned subsidiaries, as guarantors, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to our current report on Form 8-K dated March 15, 2017, filed March 21, 2017, and incorporated herein by reference).

4.2
Registration Rights Agreement, dated as of March 15, 2017, by and among SemGroup Corporation, certain of its wholly owned subsidiaries, as guarantors, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.2 to our current report on Form 8-K dated March 15, 2017, filed March 21, 2017, and incorporated herein by reference).

10.1
SemGroup Corporation Equity Incentive Plan Form of Performance Share Unit Award Agreement for executive officers and employees in the United States for awards granted on or after March 1, 2017 (filed as Exhibit 10.12 to our annual report on Form 10-K for the fiscal year ended December 31, 2016, filed February 24, 2017, and incorporated herein by reference).

10.2
First Amendment to Amended and Restated Credit Agreement, dated as of April 4, 2017, to the Amended and Restated Credit Agreement, dated as of September 30, 2016, entered into by and among others, SemGroup Corporation, as borrower, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent.

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