Form 10-Q
period 2017-06-30
SemGroup Corp
filed 2017-08-07
CIK 1489136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class		Outstanding at July 31, 2017
Class A	Common stock, $0.01 par	78,665,675	Shares
Class B	Common stock, $0.01 par	—	Shares

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
All statements, other than statements of historical fact, included in this Form 10-Q regarding the prospects of our industry, our anticipated financial performance, management’s plans and objectives for future operations, planned capital expenditures, business prospects, outcome of regulatory proceedings, market conditions and other matters, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negative of these terms or variations of them or similar terms. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks, and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those discussed in Item 1A of our most recent Annual Report on Form 10-K, entitled “Risk Factors,” risk factors discussed in other reports and documents that we file with the Securities and Exchange Commission (the “SEC”) and the following:

•	Our ability to generate sufficient cash flow from operations to enable us to pay our debt obligations and our current and expected dividends or to fund our other liquidity needs;

•	Any sustained reduction in demand for, or supply of, the petroleum products we gather, transport, process, market and store;

•	The effect of our debt level on our future financial and operating flexibility, including our ability to obtain additional capital on terms that are favorable to us;

•	Our ability to access the debt and equity markets, which will depend on general market conditions and the credit ratings for our debt obligations and equity;

•	The failure to realize the anticipated benefits of our acquisition of HFOTCO LLC, doing business as Houston Fuel Oil Terminal Company LLC (“HFOTCO”);

•	Our ability to pay the second payment related to our HFOTCO acquisition and the consequences of our failing to do so;

•	The loss of, or a material nonpayment or nonperformance by, any of our key customers;

•	The amount of cash distributions, capital requirements and performance of our investments and joint ventures;

•	The amount of collateral required to be posted from time to time in our purchase, sale or derivative transactions;

•	The impact of operational and developmental hazards and unforeseen interruptions;

•	Our ability to obtain new sources of supply of petroleum products;

•	Competition from other midstream energy companies;

•
Our ability to comply with the covenants contained in our credit agreement, continuing covenant agreement and the indentures governing our notes, including requirements under our credit agreements to maintain certain financial ratios;

•	Our ability to renew or replace expiring storage, transportation and related contracts;

•	The overall forward markets for crude oil, natural gas and natural gas liquids;

•	The possibility that the construction or acquisition of new assets may not result in the corresponding anticipated revenue increases;

•	Any future impairment of goodwill resulting from the loss of customers or business;

•	Changes in currency exchange rates;

•	Weather and other natural phenomena and climate conditions;

•	A cyber attack involving our information systems and related infrastructure, or that of our business associates;

•	The risks and uncertainties of doing business outside of the U.S., including political and economic instability and changes in local governmental laws, regulations and policies;

•	Costs of, or changes in, laws and regulations and our failure to comply with new or existing laws or regulations, particularly with regard to taxes, safety and protection of the environment;

•	The possibility that our hedging activities may result in losses or may have a negative impact on our financial results; and

•	General economic, market and business conditions.
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
As used in this Form 10-Q, and unless the context indicates otherwise, the terms “the Company,” “SemGroup,” “we,” “us,” “our,” “ours,” and similar terms refer to SemGroup Corporation, its consolidated subsidiaries, and its predecessors. We sometimes refer to crude oil, natural gas, natural gas liquids (natural gas liquids, or “NGLs,” include ethane, propane, normal butane, iso-butane, and natural gasoline), refined petroleum products, residual fuel oil and liquid asphalt cement, collectively, as “petroleum products” or “products.”

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

SEMGROUP CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	(Unaudited)
	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$56,535	$74,216
Accounts receivable (net of allowance of $2,783 and $2,322, respectively)	381,345	418,339
Receivable from affiliates	8,650	25,455
Inventories	80,446	99,234
Other current assets	16,150	18,630
Total current assets	543,126	635,874
Property, plant and equipment (net of accumulated depreciation of $443,872 and $393,635, respectively)	1,948,787	1,762,072
Equity method investments	430,514	434,289
Goodwill	34,802	34,230
Other intangible assets (net of accumulated amortization of $45,684 and $39,018, respectively)	145,639	150,978
Other noncurrent assets	63,350	57,529
Total assets	$3,166,218	$3,074,972
LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$326,810	$367,307
Payable to affiliates	3,508	26,508
Accrued liabilities	113,783	81,104
Deferred revenue	9,425	10,571
Other current liabilities	1,920	2,839
Current portion of long-term debt	28	26
Total current liabilities	455,474	488,355
Long-term debt, net	1,215,244	1,050,918
Deferred income taxes	63,323	64,501
Other noncurrent liabilities	26,778	25,233
Commitments and contingencies (Note 8)
SemGroup owners’ equity:
Preferred stock, $0.01 par value (authorized - 4,000 shares; issued - none)	—	—
Common stock, $0.01 par value (authorized - 100,000 shares; issued - 67,285 and 67,079 shares, respectively)	661	659
Additional paid-in capital	1,505,941	1,561,695
Treasury stock, at cost (1,013 and 980 shares, respectively)	(7,824)	(6,558)
Accumulated deficit	(34,450)	(35,917)
Accumulated other comprehensive loss	(58,929)	(73,914)
Total owners’ equity	1,405,399	1,445,965
Total liabilities and owners’ equity	$3,166,218	$3,074,972
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Product	$368,006	$210,126	$741,367	$447,022
Service	88,487	62,200	156,680	126,273
Other	16,596	15,051	31,142	28,933
Total revenues	473,089	287,377	929,189	602,228
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	340,107	176,842	689,105	373,789
Operating	73,346	54,707	125,429	104,899
General and administrative	26,752	20,775	48,396	41,835
Depreciation and amortization	25,602	25,055	50,201	49,106
Loss (gain) on disposal or impairment, net	(234)	1,685	2,176	14,992
Total expenses	465,573	279,064	915,307	584,621
Earnings from equity method investments	17,753	17,078	34,844	40,149
Loss on issuance of common units by equity method investee	—	—	—	(41)
Operating income	25,269	25,391	48,726	57,715
Other expenses (income), net:
Interest expense	13,477	18,011	27,344	35,588
Loss on early extinguishment of debt	8	—	19,930	—
Foreign currency transaction loss (gain)	(1,011)	1,543	(1,011)	3,012
Loss (gain) on sale or impairment of equity method investment	—	(9,120)	—	30,644
Other income, net	(441)	(490)	(591)	(678)
Total other expenses, net	12,033	9,944	45,672	68,566
Income (loss) from continuing operations before income taxes	13,236	15,447	3,054	(10,851)
Income tax expense (benefit)	3,625	4,658	3,720	(16,749)
Income (loss) from continuing operations	9,611	10,789	(666)	5,898
Loss from discontinued operations, net of income taxes	—	(2)	—	(4)
Net income (loss)	9,611	10,787	(666)	5,894
Less: net income attributable to noncontrolling interests	—	1,922	—	10,942
Net income (loss) attributable to SemGroup	$9,611	$8,865	$(666)	$(5,048)
Net income (loss)	$9,611	$10,787	$(666)	$5,894
Other comprehensive income, net of income tax	8,952	6,591	14,985	2,482
Comprehensive income	18,563	17,378	14,319	8,376
Less: comprehensive income attributable to noncontrolling interests	—	1,922	—	10,942
Comprehensive income (loss) attributable to SemGroup	$18,563	$15,456	$14,319	$(2,566)
Net income (loss) attributable to SemGroup per common share (Note 10):
Basic	$0.15	$0.20	$(0.01)	$(0.11)
Diluted	$0.15	$0.19	$(0.01)	$(0.11)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(666)	$5,894
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	50,201	49,106
Loss on disposal or impairment, net	2,176	14,992
Earnings from equity method investments	(34,844)	(40,149)
Loss on issuance of common units by equity method investee	—	41
Loss on sale or impairment of equity method investment	—	30,644
Distributions from equity method investments	34,234	42,790
Amortization of debt issuance costs and discount	2,888	2,790
Loss on early extinguishment of debt	19,930	—
Deferred tax expense (benefit)	472	(18,486)
Non-cash equity compensation	5,560	5,509
Provision for uncollectible accounts receivable, net of recoveries	300	(589)
Foreign currency transaction loss (gain)	(1,011)	3,012
Inventory valuation adjustment	455	—
Changes in operating assets and liabilities (Note 11)	12,599	(19,417)
Net cash provided by operating activities	92,294	76,137
Cash flows from investing activities:
Capital expenditures	(211,098)	(128,934)
Proceeds from sale of long-lived assets	16,163	114
Contributions to equity method investments	(9,627)	(3,448)
Proceeds from sale of common units of equity method investee	—	60,483
Distributions in excess of equity in earnings of affiliates	13,410	13,778
Net cash used in investing activities	(191,152)	(58,007)
Cash flows from financing activities:
Debt issuance costs	(6,019)	—
Borrowings on credit facilities and issuance of senior notes, net of discount	550,018	283,500
Principal payments on credit facilities and other obligations	(388,730)	(272,881)
Debt extinguishment costs	(16,293)	—
Proceeds from issuance of common shares, net of offering costs	—	228,546
Distributions to noncontrolling interests	—	(21,485)
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(1,266)	(904)
Dividends paid	(59,493)	(39,720)
Proceeds from issuance of common stock under employee stock purchase plan	542	555
Net cash provided by financing activities	78,759	177,611
Effect of exchange rate changes on cash and cash equivalents	2,418	1,943
Change in cash and cash equivalents	(17,681)	197,684
Cash and cash equivalents at beginning of period	74,216	58,096
Cash and cash equivalents at end of period	$56,535	$255,780
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

1.	OVERVIEW
SemGroup Corporation is a Delaware corporation headquartered in Tulsa, Oklahoma. The terms “we,” “our,” “us,” “SemGroup,” “the Company” and similar language used in these notes to the unaudited condensed consolidated financial statements refer to SemGroup Corporation and its subsidiaries.
Basis of presentation
The accompanying condensed consolidated balance sheet at December 31, 2016, which is derived from audited financial statements, and the unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements include all normal and recurring adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Company and the results of its operations and its cash flows.
Our condensed consolidated financial statements include the accounts of our controlled subsidiaries. All significant transactions between our consolidated subsidiaries have been eliminated.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Although management believes these estimates are reasonable, actual results could differ materially from these estimates. The results of operations for the three months and six months ended June 30, 2017, are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.
Pursuant to the rules and regulations of the SEC, the accompanying condensed consolidated financial statements do not include all of the information and notes normally included with financial statements prepared in accordance with U.S. GAAP. Certain reclassifications have been made to conform previously reported balances to the current presentation. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016, which are included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC.
Our significant accounting policies are consistent with those described in our Annual Report on Form 10-K for the year ended December 31, 2016.
Prior year amounts have been recast from the amounts originally reported to correct for an immaterial error identified by management in the fourth quarter of 2016 related to an under capitalization of interest on certain capital projects. Previously reported interest expense has been decreased by $1.4 million and $0.9 million for the quarters ended March 31 and June 30, 2016, respectively, with a corresponding increase to net income before tax. Earnings per basic share was increased by $0.03 and $0.02 per share for the quarters ended March 31 and June 30, 2016, respectively.
Recent accounting pronouncements
In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting”, to provide clarity and reduce diversity in practice in determining which changes to terms or conditions of a share-based payment award require an entity to apply modification accounting under Accounting Standards Codification Topic 718. For public entities, this ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those years. We will adopt this guidance in the first quarter of 2018. The impact is not expected to be material.
In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”, which requires that an employer disaggregate the service cost component from other components of net benefit cost. This ASU also provides explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allows only the service cost component of net benefit cost to be eligible for capitalization. For public entities, this ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those years. We will adopt this guidance in the first quarter of 2018. The impact is not expected to be material.
In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory”, which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. For public entities, this ASU is effective for annual periods beginning after

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

1.	OVERVIEW, Continued

December 15, 2017, and interim periods within those years and early adoption is permitted in the year prior to the effective date. We will adopt this guidance in the first quarter of 2018. The impact is not expected to be material.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)”, to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The update addresses eight different transaction types and clarifies how to classify each in the statement of cash flows, where previously there was unclear or no specific guidance. For public entities, this ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those years and early adoption is permitted in the year prior to the effective date. We will adopt this guidance in the first quarter of 2018. The impact is not expected to be material.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which introduces new guidance for estimating credit losses on certain types of financial instruments based on expected losses and the timing of the recognition of such losses. For public entities, this ASU is effective for annual periods beginning after December 15, 2019, and interim periods within those years and early adoption is permitted in the year prior to the effective date. We will adopt this guidance in the first quarter of 2020. The impact is not expected to be material.
In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting’’, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. For public entities, this ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those years and early adoption is permitted. We adopted this guidance in the first quarter of 2017. We recorded adjustments of $2.1 million and $1.7 million to “accumulated deficit” and “additional paid-in capital”, respectively, upon adoption offset by changes to our income tax liabilities.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which amends the existing lease guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by operating and finance leases and to disclose additional quantitative and qualitative information about leasing arrangements. This ASU also provides clarifications surrounding the presentation of the effects of leases in the income statement and statement of cash flows. For public entities, this ASU will be effective for annual periods beginning after December 15, 2018, and interim periods within those years. The new guidance will be applied using a modified retrospective approach and early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements, but are not yet able to quantify the impact. We continue to monitor FASB activity related to this ASU and have engaged with various peer groups to assess certain interpretive issues related to this ASU. We will adopt this guidance in the first quarter of 2019.
In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”, which requires all deferred tax assets and liabilities to be classified as noncurrent in the statement of financial position. For public entities, this ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those years. The new guidance may be applied prospectively or retrospectively and early adoption is permitted. We adopted this guidance in the first quarter of 2017. Prior periods were not retrospectively adjusted and the impact was not material.
In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”, which requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value rather than the lower of cost or market. The standard will be effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The new guidance shall be applied prospectively and early adoption is permitted. We adopted this guidance in the first quarter of 2017. The impact was not material.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, as amended, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard permits using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

1.	OVERVIEW, Continued

elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements. We have completed the first phase of our implementation process which included a review of contracts and transaction types from each significant revenue stream across all of our business segments. In addition, we are currently evaluating the methods of adoption and analyzing the impact of the standard on our internal controls, accounting policies and financial statements and disclosures. We expect to use a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption.
Based on the initial phase of our implementation process, we have identified certain potential areas of impact, such as non-cash consideration and “take-or-pay” arrangements.

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

•
In addition, certain contractual arrangements include “take-or-pay” provisions. The fixed fees to which we have an unconditional right under these contracts could be subject to certain recognition changes and additional disclosure under ASU 2014-09. Under our current policies, revenues related to certain “take-or-pay” deficiency payments received from customers are deferred until the contractual right to make up volumetric deficiencies has expired. Under ASU 2014-09, these revenues are expected to be recognized when make up of the volumetric deficiencies is no longer considered probable. Deferred revenues related to these agreements at December 31, 2017, which will then be recognized through retained earnings at adoption, are not expected to be material.

As we are in the process of evaluating the impact of the standard, we have not yet quantified the impact of adoption. During 2017, we will perform the remainder of our implementation process, which will include quantification of impact and development of policies. We will adopt this guidance in the first quarter of 2018.

2.	EQUITY METHOD INVESTMENTS

Our equity method investments consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
White Cliffs Pipeline, L.L.C.	$273,868	$281,734
Glass Mountain Pipeline, LLC	137,704	133,622
NGL Energy Partners LP	18,942	18,933
Total equity method investments	$430,514	$434,289
Our earnings from equity method investments consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
White Cliffs Pipeline, L.L.C.	$15,976	$16,428	$31,169	$36,208
Glass Mountain Pipeline, LLC	1,771	650	3,666	1,709
NGL Energy Partners LP(1)	6	—	9	2,232
Total earnings from equity method investments	$17,753	$17,078	$34,844	$40,149
(1) Excluding loss on issuance of common units of $41.0 thousand for the six months ended June 30, 2016.
Cash distributions received from equity method investments consisted of the following (in thousands):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

2.	EQUITY METHOD INVESTMENTS, Continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
White Cliffs Pipeline, L.L.C.	$22,514	$21,664	$40,704	$45,762
Glass Mountain Pipeline, LLC	3,437	3,118	6,940	5,933
NGL Energy Partners LP	—	—	—	4,873
Total cash distributions received from equity method investments	$25,951	$24,782	$47,644	$56,568
White Cliffs Pipeline, L.L.C.
We own a 51% interest in White Cliffs Pipeline, L.L.C. (“White Cliffs”), which we account for under the equity method. Certain unaudited summarized income statement information of White Cliffs for the three months and six months ended June 30, 2017 and 2016, is shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$49,659	$55,586	$99,843	$113,642
Cost of products sold, exclusive of depreciation and amortization shown below	$4,338	$2,803	$8,451	$3,053
Operating, general and administrative expenses	$5,886	$10,125	$12,126	$19,727
Depreciation and amortization expense	$9,209	$10,084	$18,465	$19,047
Net income	$30,185	$32,575	$60,760	$71,822
Our equity in earnings of White Cliffs for the three months and six months ended June 30, 2017 and 2016, is less than 51% of the net income of White Cliffs for the same periods. This is due to certain general and administrative expenses we incur in managing the operations of White Cliffs that the other owners are not obligated to share. In addition, our equity in earnings is also impacted by the elimination of earnings on commodity sales with White Cliffs. Revenue related to inventory transactions with White Cliffs is deferred until a sale of the inventory has been made with a third party.
The members of White Cliffs are required to contribute capital to White Cliffs to fund various projects. For the six months ended June 30, 2017, we contributed $1.4 million to White Cliffs related to capital projects.
Glass Mountain Pipeline, LLC
We own a 50% interest in Glass Mountain Pipeline, LLC (“Glass Mountain”), which we account for under the equity method. The excess of the recorded amount of our investment over the book value of our share of the underlying net assets represents equity method goodwill and capitalized interest at June 30, 2017. Capitalized interest is amortized as a reduction of earnings from equity method investments.
Certain unaudited summarized income statement information of Glass Mountain for the three months and six months ended June 30, 2017 and 2016, is shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$9,822	$6,898	$21,514	$15,470
Cost of products sold, exclusive of depreciation and amortization shown below	$128	$(120)	$2,026	$445
Operating, general and administrative expenses	$2,042	$1,618	$3,957	$3,463
Depreciation and amortization expense	$4,005	$3,989	$7,987	$7,925
Net income	$3,648	$1,407	$7,544	$3,632

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

2.	EQUITY METHOD INVESTMENTS, Continued

Our equity in earnings of Glass Mountain for the three months and six months ended June 30, 2017 and 2016, is less than 50% of the net income of Glass Mountain for the same period due to amortization of capitalized interest for the period.
For the six months ended June 30, 2017, we contributed $7.4 million to Glass Mountain related to capital projects.
NGL Energy Partners LP
We own an 11.78% interest in the general partner of NGL Energy Partners LP (NYSE: NGL) (“NGL Energy”) which is being accounted for under the equity method in accordance ASC 323-30-S99-1, as our ownership is in excess of the 3 to 5 percent interest which is generally considered to be more than minor. The general partner of NGL Energy is not a publicly traded company.
Our policy is to record our equity in earnings of NGL Energy on a one-quarter lag, as we do not expect information on the earnings of NGL Energy to always be available in time to consistently record the earnings in the quarter in which they are generated. Accordingly, the equity in earnings from NGL Energy, which is reflected in our condensed consolidated statements of operations and comprehensive income (loss) for the three months and six months ended June 30, 2017 and 2016, relates to the earnings of NGL Energy for the three months and six months ended March 31, 2017 and 2016, respectively.
During the three months ended December 31, 2015, NGL issued common units which diluted our limited partnership interest, which we have since divested. As we record activity on a one-quarter lag, we recognized a non-cash loss of $41.0 thousand associated with these issuances for the six months ended June 30, 2016.

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
Our results by segment are presented in the tables below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Crude Transportation
External	$14,019	$15,643	$27,998	$32,839
Intersegment	6,901	5,128	13,455	12,341
Crude Facilities
External	9,825	10,300	19,460	20,433
Intersegment	2,490	2,526	4,996	5,272
Crude Supply and Logistics
External	291,319	143,201	588,790	319,823
SemGas
External	55,758	48,200	113,510	91,720
Intersegment	2,630	2,521	6,541	5,267

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

3.	SEGMENTS, Continued

SemCAMS
External	60,114	33,815	96,912	64,681
SemLogistics
External	6,968	5,932	14,496	12,312
SemMexico
External	35,086	30,286	68,023	60,420
Corporate and Other
External	—	—	—	—
Intersegment	(12,021)	(10,175)	(24,992)	(22,880)
Total Revenues	$473,089	$287,377	$929,189	$602,228

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Earnings from equity method investments:
Crude Transportation	$17,747	$17,078	$34,835	$37,917
Corporate and Other(1)	6	—	9	2,191
Total earnings from equity method investments	$17,753	$17,078	$34,844	$40,108
(1) Includes historical earnings from equity method investments including gain (loss) on issuance of common units by equity method investee related to our investment in NGL Energy.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Depreciation and amortization:
Crude Transportation	$6,498	$6,174	$12,425	$12,034
Crude Facilities	2,022	1,921	3,966	3,803
Crude Supply and Logistics	78	40	140	80
SemGas	9,099	9,198	18,026	18,125
SemCAMS	4,434	4,294	8,930	8,245
SemLogistics	1,901	1,983	3,716	3,943
SemMexico	1,022	949	1,959	1,890
Corporate and Other	548	496	1,039	986
Total depreciation and amortization	$25,602	$25,055	$50,201	$49,106

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income tax expense (benefit):
SemCAMS	$2,267	$451	$3,691	$1,416
SemLogistics	372	(273)	753	(214)
SemMexico	525	194	742	801
Corporate and Other(1)	461	4,286	(1,466)	(18,752)
Total income tax expense (benefit)	$3,625	$4,658	$3,720	$(16,749)
(1) Corporate and Other includes the impact of intra-period tax allocation.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

3.	SEGMENTS, Continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Segment profit (loss)(1):
Crude Transportation(2)	$18,548	$18,161	$35,410	$43,579
Crude Facilities	8,877	9,371	17,839	18,958
Crude Supply and Logistics	(3,464)	10,069	(7,079)	19,162
SemGas	16,654	12,304	32,403	11,312
SemCAMS	15,452	9,000	27,048	18,904
SemLogistics	2,960	2,002	6,704	4,661
SemMexico	1,708	2,024	3,387	4,342
Corporate and Other	(10,792)	(8,008)	(17,686)	(14,168)
Total segment profit	$49,943	$54,923	$98,026	$106,750
(1) Segment profit (loss) represents revenues excluding unrealized gains (losses) related to derivative instruments plus earnings from equity method investments less cost of sales excluding depreciation and amortization and less operating and general and administrative expenses, including gains or losses on disposals or impairments.

(2) The six months ended June 30, 2017, includes a $4.5 million out of period loss on the disposal of right-of-way related to immaterial prior period errors.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Reconciliation of segment profit to net income (loss):
Total segment profit	$49,943	$54,923	$98,026	$106,750
Less:
Net unrealized loss (gain) related to derivative instruments	(928)	4,477	(901)	(71)
Depreciation and amortization	25,602	25,055	50,201	49,106
Loss on debt extinguishment	8	—	19,930	—
Interest expense	13,477	18,011	27,344	35,588
Foreign currency transaction loss (gain)	(1,011)	1,543	(1,011)	3,012
Loss (gain) on sale or impairment of equity method investment	—	(9,120)	—	30,644
Other income, net	(441)	(490)	(591)	(678)
Income tax expense (benefit)	3,625	4,658	3,720	(16,749)
Loss from discontinued operations, net of income taxes	—	2	—	4
Net income (loss)	$9,611	$10,787	$(666)	$5,894

			June 30, 2017	December 31, 2016
Total assets (excluding intersegment receivables):
Crude Transportation			$1,161,673	$1,042,327
Crude Facilities			149,653	156,907
Crude Supply and Logistics			394,124	484,475
SemGas			703,094	683,952
SemCAMS			423,262	379,785
SemLogistics			145,317	135,387

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

3.	SEGMENTS, Continued

SemMexico	85,102	75,440
Corporate and Other	103,993	116,699
Total	$3,166,218	$3,074,972

	June 30, 2017	December 31, 2016
Equity investments:
Crude Transportation	$411,572	$415,356
Corporate and Other	18,942	18,933
Total equity investments	$430,514	$434,289

4.	INVENTORIES
Inventories consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Crude oil	$70,526	$89,683
Asphalt and other	9,920	9,551
Total inventories	$80,446	$99,234

During the six months ended June 30, 2017, our Crude Supply and Logistics segment recorded non-cash charges of $0.5 million to write-down crude oil inventory to lower of cost or market. There were no inventory write-downs during the six months ended June 30, 2016.

5.	FINANCIAL INSTRUMENTS
Fair value of financial instruments
We record certain financial assets and liabilities at fair value at each balance sheet date. The tables below summarize the balances of commodity derivative assets and liabilities at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017			December 31, 2016
Derivatives subject to netting arrangements:	Level 1	Netting*	Total	Level 1	Netting*	Total
Commodity derivatives:
Assets	$117	$(117)	$—	$68	$(68)	$—
Liabilities	$544	$(117)	$427	$1,396	$(68)	$1,328
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
“Level 2” measurements are based on inputs consisting of market observable and corroborated prices for similar derivative contracts. Assets and liabilities classified as Level 2 include over the counter (“OTC”) traded physical fixed priced purchases and sales forward contracts.

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
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value levels. At June 30, 2017, all of our physical fixed price forward purchases and sales contracts were being accounted for as normal purchases and normal sales.
There were no financial assets or liabilities recorded at fair value which were classified as Level 2 or Level 3 during the three months and six months ended June 30, 2017 and 2016.
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
The following table sets forth the notional quantities for commodity derivative instruments entered into (in thousands of barrels):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Sales	2,282	5,890	6,594	16,310
Purchases	2,821	5,743	6,952	16,253
We have not designated any of our commodity derivative instruments as accounting hedges. We have recorded the fair value of our commodity derivative instruments on our condensed consolidated balance sheets in “other current assets” and “other current liabilities” in the following amounts (in thousands):

	June 30, 2017		December 31, 2016
	Assets	Liabilities	Assets	Liabilities
Commodity contracts	$—	$427	$—	$1,328
We have posted margin deposits as collateral with brokers who have the right of set off associated with these funds. At June 30, 2017 and December 31, 2016, our margin deposit balances were in net asset positions of $1.0 million and $3.6 million, respectively. These margin account balances have not been offset against our net commodity derivative

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

5.	FINANCIAL INSTRUMENTS, Continued

instrument (contract) positions. Had these margin deposits been netted against our net commodity derivative instrument (contract) positions as of June 30, 2017 and December 31, 2016, we would have had net asset positions of $0.6 million and $2.3 million, respectively.
Realized and unrealized gains (losses) from our commodity derivatives were recorded to product revenue in the following amounts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Commodity contracts	$4,122	$(7,127)	$8,783	$(3,773)
Concentrations of risk
During the three months ended June 30, 2017, one customer, primarily of our Crude Supply and Logistics segment, accounted for more than 10% of our consolidated revenue with revenues of $132.1 million. One third-party supplier of our Crude Supply and Logistics segment accounted for more than 10% of our consolidated costs of products sold with purchases of $60.3 million.
During the six months ended June 30, 2017, one customer, primarily of our Crude Supply and Logistics segment, accounted for more than 10% of our consolidated revenue with revenues of $255.4 million. One third-party supplier of our Crude Supply and Logistics segment accounted for more than 10% of our consolidated costs of products sold with purchases of $95.7 million.
At June 30, 2017, one third-party customer of our Crude Supply and Logistics segment accounted for approximately 23% of our consolidated accounts receivable.

6.	INCOME TAXES
The effective tax rate was 27% and 30% for the three months ended June 30, 2017 and 2016, respectively. The effective tax rate was 122% and 154% for the six months ended June 30, 2017 and 2016, respectively. The rate for the six months ended June 30, 2017, is impacted by a discrete tax expense of $1.4 million related to the vesting of restricted stock during the period. The rate for the six months ended June 30, 2016, is impacted by a non-controlling interest in Rose Rock Midstream, L.P. (“Rose Rock”) for which taxes are not provided. Significant items that impacted the effective tax rate for each period, as compared to the U.S. federal statutory rate of 35%, include earnings in foreign jurisdictions taxed at lower rates and foreign earnings taxed in foreign jurisdictions as well as in the U.S., since they are disregarded entities for U.S. federal income tax purposes. These combined factors, and the magnitude of the permanent items impacting the tax rate relative to income from continuing operations before income taxes result in rates that are not comparable between the periods.
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
We have analyzed filing positions in all of the federal, state and foreign jurisdictions where we are required to file income tax returns and determined that no accruals related to uncertainty in tax positions are required. All income tax years of the Company ending after the emergence from bankruptcy remain open for examination in U.S. jurisdictions under general operation of the statute of limitations, including special provisions with regard to net operating loss carryovers. In foreign jurisdictions, all tax periods prior to the emergence from bankruptcy are closed. The statute of limitations has not been waived with respect to any foreign jurisdictions post emergence and tax periods are open for examination in accordance with the general statutes of each foreign jurisdiction. Currently, there are no examinations in

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

progress for our federal and state jurisdictions. Canada Revenue Agency has initiated an income tax audit of SemCAMS ULC for the tax years 2013 through 2015. No other foreign jurisdictions are currently under audit.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

7.	LONG-TERM DEBT
Our long-term debt consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
7.50% senior unsecured notes due 2021	$—	$300,000
Unamortized debt issuance costs on 2021 notes	—	(3,708)
7.50% senior unsecured notes due 2021, net	—	296,292

5.625% senior unsecured notes due 2022	400,000	400,000
Unamortized debt issuance costs on 2022 notes	(5,376)	(5,909)
5.625% senior unsecured notes due 2022, net	394,624	394,091

5.625% senior unsecured notes due 2023	350,000	350,000
Unamortized discount on 2023 notes	(4,599)	(4,894)
Unamortized debt issuance costs on 2023 notes	(4,262)	(4,596)
5.625% senior unsecured notes due 2023, net	341,139	340,510

6.375% senior unsecured notes due 2025	325,000	—
Unamortized discount on 2025 notes	(4,843)	—
Unamortized debt issuance costs on 2025 notes	(4,687)	—
6.375% senior unsecured notes due 2025, net	315,470	—

SemGroup corporate revolving credit facility	164,000	20,000
SemMexico revolving credit facility	—	—
Capital leases	39	51
Total long-term debt, net	1,215,272	1,050,944
Less: current portion of long-term debt	28	26
Noncurrent portion of long-term debt, net	$1,215,244	$1,050,918
Senior unsecured notes due 2021
On March 15, 2017, we purchased $290 million of our outstanding $300 million, 7.50% senior unsecured notes due 2021 (the “2021 Notes”) through a tender offer. The purchase price included a premium and interest to the purchase date. On March 17, 2017, a notice of redemption was issued for the remaining $10 million of 2021 Notes which were not purchased through the tender offer pursuant to the redemption and satisfaction and discharge provisions of the indenture governing the 2021 Notes. These remaining 2021 Notes were redeemed on June 15, 2017, including a redemption premium and accrued unpaid interest to the redemption date. We recorded a loss on early extinguishment of $19.9 million for the above transactions, which included premiums totaling $15.9 million and the write off of $3.6 million of associated unamortized debt issuance costs.
No interest was incurred related to the 2021 Notes for the three months ended June 30, 2017. For the three months ended June 30, 2016, we incurred $5.8 million of interest expense related to the 2021 Notes including amortization of debt issuance costs. For the six months ended June 30, 2017 and 2016, we incurred $5.0 million and $11.7 million, respectively, of interest expense related to the 2021 Notes including amortization of debt issuance costs.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

7.	LONG-TERM DEBT, Continued

Senior unsecured notes due 2022
At June 30, 2017, we had outstanding $400 million of 5.625% senior unsecured notes due 2022 (the “2022 Notes”). For the three months ended June 30, 2017 and 2016, we incurred $5.9 million and $5.9 million, respectively, of interest expense related to the 2022 Notes including amortization of debt issuance costs. For the six months ended June 30, 2017 and 2016, we incurred $11.8 million and $11.7 million, respectively, of interest expense related to the 2022 Notes including amortization of debt issuance costs.
Senior unsecured notes due 2023
At June 30, 2017, we had outstanding $350 million of 5.625% senior unsecured notes due 2023 (the “2023 Notes”). For the three months ended June 30, 2017 and 2016, we incurred $5.2 million and $5.2 million, respectively, of interest expense related to the 2023 Notes including amortization of debt issuance costs and discount. For the six months ended June 30, 2017 and 2016, we incurred $10.4 million and $10.4 million, respectively, of interest expense related to the 2023 Notes including amortization of debt issuance costs.
Senior unsecured notes due 2025
On March 15, 2017, we sold $325 million of 6.375% senior unsecured notes due 2025 (the “2025 Notes”). The 2025 Notes were sold at 98.467% of par, a discount of $5.0 million. The discount is reported as a reduction to the face value of the 2025 Notes on our condensed consolidated balance sheets and is being amortized over the life of the 2025 Notes using the interest method.
The net proceeds from the offering of $315.5 million, after the discount and $4.5 million of initial purchasers’ fees and offering expenses, together with cash on hand, were used to purchase and redeem the 2021 Notes.
The 2025 Notes were issued under an indenture (the “Indenture”) entered into on March 15, 2017, by and among the Company, the Guarantors and Wilmington Trust, National Association, as trustee (the “Trustee”). The 2025 Notes are fully and unconditionally guaranteed on a senior unsecured basis by our existing subsidiaries that guarantee our revolving credit facility. Interest on the 2025 Notes accrues at a rate of 6.375% per annum and is payable in cash semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2025 Notes will mature on March 15, 2025.
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
For the three and six months ended June 30, 2017, we incurred $5.4 million and $6.4 million, respectively, of interest expense related to the 2025 Notes, including amortization of debt issuance costs and discount.
Registration rights agreement
In connection with the closing of the offering of the 2025 Notes on March 15, 2017, the Company and the Guarantors entered into a registration rights agreement (the “Registration Rights Agreement”). Under the Registration Rights Agreement, the Company and the Guarantors have agreed to file a registration statement with the Securities and Exchange Commission so that holders of the 2025 Notes can exchange the 2025 Notes and the related guarantees for registered notes and guarantees that have substantially identical terms as the 2025 Notes and related guarantees within 365 days after the original issuance of the 2025 Notes. In certain circumstances, the Company and the Guarantors may be required to file a shelf registration statement to cover resales of the 2025 Notes. We are required to pay additional interest on the 2025 Notes if we fail to comply with our obligations to register the 2025 Notes and related guarantees within the specified time periods.
Corporate revolving credit facility
At June 30, 2017, we had $164.0 million of outstanding cash borrowings on our $1.0 billion revolving credit facility, of which $34.0 million incurred interest at the Alternate Base Rate (“ABR”) and $130.0 million incurred interest at the Eurodollar rate. At June 30, 2017, the ABR rate in effect was 5.50% and the Eurodollar rate in effect was 3.47%. The facility matures on March 15, 2021.
The corporate revolving credit facility is guaranteed by all of SemGroup’s material domestic subsidiaries, with the exception of Maurepas Pipeline LLC, and secured by a lien on substantially all of the property and assets of SemGroup and the other loan parties, subject to customary exceptions.
At June 30, 2017, we had outstanding letters of credit under the facility of $33.8 million, for which the rate in effect was 2.25%, and outstanding secured bi-lateral letters of credit of $50.3 million, for which the rate in effect was 1.75%. Secured bi-lateral letters of credit are external to the facility and do not reduce availability for borrowing on the credit facility.
We incurred interest expense related to the corporate revolving credit facility of $3.2 million and $1.2 million for the three months ended June 30, 2017 and 2016, respectively, including letters of credit and amortization of debt issuance costs. We incurred interest expense related to the corporate revolving credit facility of $5.6 million and $2.6 million for the six months ended June 30, 2017 and 2016, respectively, including letters of credit and amortization of debt issuance costs.
SemMexico revolving credit facility
At June 30, 2017, SemMexico had a $70 million Mexican pesos (U.S. $3.9 million at the June 30, 2017 exchange rate) revolving credit facility, which matures in May 2018. There were no outstanding borrowings on the facility at June 30, 2017. Borrowings are unsecured and bear interest at the bank prime rate in Mexico plus 1.50%.
At June 30, 2017, SemMexico had an outstanding letter of credit of $292.8 million Mexican pesos (U.S. $16.2 million at the June 30, 2017 exchange rate). The letter of credit was issued for a fee of 0.28%.
Capitalized interest
During the six months ended June 30, 2017 and 2016, we capitalized interest of $12.0 million and $3.9 million, respectively. As described in Note 1, capitalized interest for the prior year has been recast.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

7.	LONG-TERM DEBT, Continued

Fair value
We estimate the fair value of the 2022 Notes, the 2023 Notes and the 2025 Notes to be $385 million, $343 million and $316 million, respectively, at June 30, 2017, based on unadjusted, transacted market prices near the measurement date, which are categorized as Level 2 measurements.

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
The Kansas Department of Health and Environment (the “KDHE”) initiated discussions during our bankruptcy proceeding regarding six of our sites in Kansas (five owned by Crude Transportation and one owned by SemGas) that KDHE believed, based on their historical use, may have had soil or groundwater contamination in excess of state standards. KDHE sought our agreement to undertake assessments of these sites to determine whether they are contaminated. We reached an agreement with KDHE on this matter and entered into a Consent Agreement and Final Order with KDHE to conduct environmental assessments on the sites and to pay KDHE’s costs associated with their oversight of this matter. We have conducted Phase II investigations at all sites. Four sites are in various stages of follow up investigation, remediation, monitoring, or closure under KDHE oversight.  The environmental work at these sites is being completed under consent orders between Rose Rock Midstream Crude, L.P. and the KDHE. Two of the remaining sites have limited impacts to shallow soil and groundwater and the groundwater is currently being monitored on a semi-annual basis until such time that closure can be granted by the KDHE.  No active remediation is anticipated for these two sites.  The final two sites have required additional investigation and soil and groundwater remediation may be necessary to achieve KDHE closure. We do not anticipate any penalties or fines for these historical sites.
Other matters
We are party to various other claims, legal actions and complaints arising in the ordinary course of business. In the opinion of our management, the ultimate resolution of these claims, legal actions and complaints, after consideration of amounts accrued, insurance coverage and other arrangements, will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, the outcome of such matters is inherently uncertain, and estimates of our consolidated liabilities may change materially as circumstances develop.
Asset retirement obligations
We will be required to incur significant removal and restoration costs when we retire our natural gas gathering and processing facilities in Canada. At June 30, 2017, we have an asset retirement obligation liability of $20.4 million, which is included within other noncurrent liabilities on our condensed consolidated balance sheets. This amount was calculated using the $126.4 million cost we estimate we would incur to retire these facilities, discounted based on our risk-adjusted cost of borrowing and the estimated timing of remediation.
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

derivatives at fair value with the exception of commitments which have been designated as normal purchases and sales for which we do not record assets or liabilities related to these agreements until the product is purchased or sold. At June 30, 2017, such commitments included the following (in thousands):

	Volume (Barrels)	Value
Fixed price purchases	2,971	$135,402
Fixed price sales	4,195	$194,801
Floating price purchases	14,905	$665,226
Floating price sales	19,818	$806,286
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
Our SemGas segment has a take-or-pay contractual obligation related to the fractionation of natural gas liquids through June 2023. The approximate amount of future obligation is as follows (in thousands):

For year ending:
December 31, 2017	$6,018
December 31, 2018	10,060
December 31, 2019	9,121
December 31, 2020	8,451
December 31, 2021	6,841
Thereafter	9,099
Total expected future payments	$49,590
SemGas also enters into contracts under which we are responsible for marketing the majority of the gas and natural gas liquids produced by the counterparties to the agreements. The majority of SemGas’ revenues were generated from such contracts.
Our Crude Supply and Logistics segment has a take-or-pay obligation with our equity method investee, White Cliffs, for approximately 5,000 barrels per day of space on White Cliffs’ pipeline. The agreement became effective in October 2015 and has a term of five years. Annual payments to White Cliffs under the agreement are expected to be $9.4 million. In addition, we have a throughput commitment for 5,000 barrels per day on a third-party pipeline. The agreement, effective June 1, 2017, has a seven year term and annual payments are expected to be $11.9 million.
Capital expenditures
We expect to spend approximately $80 million and $155 million in 2017 and 2018, respectively, related to construction of the Wapiti Sour Gas Plant.

9.	EQUITY
Unaudited condensed consolidated statement of changes in owners’ equity
The following table shows the changes in our consolidated owners’ equity accounts from December 31, 2016 to June 30, 2017 (in thousands):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

9.	EQUITY, Continued

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Owners’ Equity
Balance at December 31, 2016	$659	$1,561,695	$(6,558)	$(35,917)	$(73,914)	$1,445,965
Adoption of ASU 2016-09	—	(1,650)	—	2,133	—	483
Net loss	—	—	—	(666)	—	(666)
Other comprehensive income, net of income taxes	—	—	—	—	14,985	14,985
Dividends paid	—	(59,493)	—	—	—	(59,493)
Unvested dividend equivalent rights	—	(597)	—	—	—	(597)
Non-cash equity compensation	—	5,470	—	—	—	5,470
Issuance of common stock under compensation plans	2	516	—	—	—	518
Repurchase of common stock	—	—	(1,266)	—	—	(1,266)
Balance at June 30, 2017	$661	$1,505,941	$(7,824)	$(34,450)	$(58,929)	$1,405,399
Accumulated other comprehensive loss
The following table presents the changes in the components of accumulated other comprehensive loss from December 31, 2016 to June 30, 2017 (in thousands):

	Currency Translation	Employee Benefit Plans	Total
Balance at December 31, 2016	$(71,425)	$(2,489)	$(73,914)
Currency translation adjustment, net of income tax expense of $9,116	14,956	—	14,956
Changes related to benefit plans, net of income tax expense of $11	—	29	29
Balance at June 30, 2017	$(56,469)	$(2,460)	$(58,929)
There were no significant items reclassified out of accumulated other comprehensive loss to net income for the three months and six months ended June 30, 2017.
Equity issuances
During the six months ended June 30, 2017, 16,385 shares under the Employee Stock Purchase Plan were issued and 116,299 shares related to our equity based compensation awards vested.
Equity-based compensation
At June 30, 2017, there were 1,121,736 unvested shares that have been granted under our director and employee compensation programs. The par value of these shares is not reflected in common stock on the condensed consolidated balance sheets, as these shares have not yet vested. For certain of the awards, the number of shares that will vest is contingent upon our achievement of certain specified targets. If we meet the specified maximum targets, approximately 516,000 additional shares could vest.
The holders of certain restricted stock awards are entitled to equivalent dividends (“UDs”) to be received upon vesting of the related restricted stock awards and will be settled in cash. At June 30, 2017, the value of the UDs to be settled in cash related to unvested restricted stock awards was approximately $1.5 million.
During the six months ended June 30, 2017, we granted 365,798 restricted stock awards with a weighted average grant date fair value of $35.57 per award.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

9.	EQUITY, Continued

Dividends
The following table sets forth the quarterly dividends per share declared and/or paid to shareholders for the periods indicated:

Quarter Ending	Dividend Per Share	Date of Record	Date Paid
March 31, 2016	$0.45	March 7, 2016	March 17, 2016
June 30, 2016	$0.45	May 16, 2016	May 26, 2016
September 30, 2016	$0.45	August 15, 2016	August 25, 2016
December 31, 2016	$0.45	November 18, 2016	November 28, 2016

March 31, 2017	$0.45	March 7, 2017	March 17, 2017
June 30, 2017	$0.45	May 15, 2017	May 26, 2017
September 30, 2017	$0.45	August 18, 2017	August 28, 2017

10.	EARNINGS PER SHARE
Earnings per share is calculated based on income from continuing and discontinued operations, less any income attributable to noncontrolling interests. Income attributable to noncontrolling interests represented third-party limited partner unitholders’ interests in the earnings of our consolidated subsidiary, Rose Rock, prior to completion of our purchase of the noncontrolling interests in the third quarter of 2016 (the “Merger”).  Rose Rock allocated net income to its limited partners based on the distributions pertaining to the current period’s available cash as defined by Rose Rock’s partnership agreement. After adjusting for the appropriate period’s distributions, the remaining undistributed earnings or excess distributions over earnings, if any, were allocated to Rose Rock’s general partner, limited partners and participating securities in accordance with the contractual terms of Rose Rock’s partnership agreement and as further prescribed under the two-class method. Incentive distribution rights did not participate in undistributed earnings. Subsequent to the Merger, there is no longer a noncontrolling interest.
Basic earnings per share is calculated based on the weighted average shares outstanding during the period. Diluted earnings per share include the dilutive effect of unvested equity compensation awards.
The following summarizes the calculation of basic earnings per share for the three months and six months ended June 30, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Continuing Operations	Discontinued Operations	Net	Continuing Operations	Discontinued Operations	Net
Income (loss)	$9,611	$—	$9,611	$10,789	$(2)	$10,787
less: Income attributable to noncontrolling interests	—	—	—	1,922	—	1,922
Net income (loss) attributable to SemGroup	$9,611	$—	$9,611	$8,867	$(2)	$8,865
Weighted average common stock outstanding	65,749	65,749	65,749	45,236	45,236	45,236
Basic earnings per share	$0.15	$—	$0.15	$0.20	$—	$0.20

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Continuing Operations	Discontinued Operations	Net	Continuing Operations	Discontinued Operations	Net
Income (loss)	$(666)	$—	$(666)	$5,898	$(4)	$5,894
less: Income attributable to noncontrolling interests	—	—	—	10,942	—	10,942
Net loss attributable to SemGroup	$(666)	$—	$(666)	$(5,044)	$(4)	$(5,048)
Weighted average common stock outstanding	65,717	65,717	65,717	44,553	44,553	44,553
Basic loss per share	$(0.01)	$—	$(0.01)	$(0.11)	$—	$(0.11)
The following summarizes the calculation of diluted earnings per share for the three months and six months ended June 30, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Continuing Operations	Discontinued Operations	Net	Continuing Operations	Discontinued Operations	Net
Income (loss)	$9,611	$—	$9,611	$10,789	$(2)	$10,787
less: Income attributable to noncontrolling interests	—	—	—	1,922	—	1,922
Net income (loss) attributable to SemGroup	$9,611	$—	$9,611	$8,867	$(2)	$8,865
Weighted average common stock outstanding	65,749	65,749	65,749	45,236	45,236	45,236
Effect of dilutive securities	528	528	528	411	411	411
Diluted weighted average common stock outstanding	66,277	66,277	66,277	45,647	45,647	45,647
Diluted earnings per share	$0.15	$—	$0.15	$0.19	$—	$0.19

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Continuing Operations	Discontinued Operations	Net	Continuing Operations	Discontinued Operations	Net
Income (loss)	$(666)	$—	$(666)	$5,898	$(4)	$5,894
less: Income attributable to noncontrolling interests	—	—	—	10,942	—	10,942
Net loss attributable to SemGroup	$(666)	$—	$(666)	$(5,044)	$(4)	$(5,048)
Weighted average common stock outstanding	65,717	65,717	65,717	44,553	44,553	44,553
Effect of dilutive securities	—	—	—	—	—	—
Diluted weighted average common stock outstanding	65,717	65,717	65,717	44,553	44,553	44,553
Diluted loss per share	$(0.01)	$—	$(0.01)	$(0.11)	$—	$(0.11)
For the six months ended June 30, 2017 and 2016, we experienced net losses attributable to SemGroup. The unvested equity compensation awards would have been antidilutive and, therefore, were not included in the computation of diluted earnings per share.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

11.	SUPPLEMENTAL CASH FLOW INFORMATION
The following table summarizes the changes in the components of operating assets and liabilities shown on our condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2017	2016
Decrease (increase) in restricted cash	$(3)	$1
Decrease (increase) in accounts receivable	43,717	(60,062)
Decrease (increase) in receivable from affiliates	16,805	(4,305)
Decrease (increase) in inventories	19,994	(15,918)
Decrease (increase) in derivatives and margin deposits	1,778	(2,234)
Decrease (increase) in other current assets	(4,812)	956
Decrease (increase) in other assets	(14,710)	(1,266)
Increase (decrease) in accounts payable and accrued liabilities	(28,909)	60,867
Increase (decrease) in payable to affiliates	(23,000)	3,997
Increase (decrease) in other noncurrent liabilities	1,739	(1,453)
	$12,599	$(19,417)

Other supplemental disclosures
We paid cash interest of $25.2 million and $34.9 million for the six months ended June 30, 2017 and 2016, respectively.
We paid cash income taxes, net of refunds of $2.9 million and $2.3 million for the six months ended June 30, 2017 and 2016, respectively.
We incurred liabilities for construction work in process that had not been paid of $17.4 million and $9.1 million as of June 30, 2017 and 2016, respectively. Such amounts are not included in capital expenditures on the consolidated statements of cash flows.
We financed prepayments of insurance premiums of $6.1 million and $4.0 million for the six months ended June 30, 2017 and 2016, respectively.

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
During the three months and six months ended June 30, 2017 and 2016, we generated the following transactions with related parties (in thousands):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
12.     RELATED PARTY TRANSACTIONS, Continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
NGL Energy
Revenues	$2,512	$8,303	$24,716	$16,832
Purchases	$1,564	$6,366	$17,148	$13,196

White Cliffs
Crude oil revenues	$—	$—	$436	$—
Storage revenues	$1,088	$1,088	$2,176	$2,176
Transportation fees	$2,386	$2,699	$5,041	$5,225
Management fees	$127	$121	$254	$242
Crude oil purchases	$4,613	$3,545	$8,616	$3,545

Glass Mountain
Transportation fees	$2,221	$1,432	$4,486	$3,354
Management fees	$204	$198	$408	$396
Crude oil purchases	$—	$—	$3,911	$385

13.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS

Our senior unsecured notes are guaranteed by certain of our subsidiaries as follows: Rose Rock Finance Corporation, Rose Rock Midstream Operating, LLC, Rose Rock Midstream Energy GP, LLC, Rose Rock Midstream Crude, L.P., Rose Rock Midstream Field Services, LLC, SemGas, L.P., SemMaterials, L.P., SemGroup Europe Holding, L.L.C., SemOperating G.P., L.L.C., SemMexico, L.L.C., SemDevelopment, L.L.C., Mid-America Midstream Gas Services, L.L.C., SemCrude Pipeline, L.L.C., Wattenberg Holding, LLC and Glass Mountain Holding, LLC (collectively, the “Guarantors”).
Each of the Guarantors is 100% owned by SemGroup Corporation (the “Parent”). Such guarantees of the Notes are full and unconditional and constitute the joint and several obligations of the Guarantors. There are no significant restrictions upon the ability of the Parent or any of the Guarantors to obtain funds from its respective subsidiaries by dividend or loan. None of the assets of the Guarantors represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act.
Subsequent to the Merger as described in Note 10, SemGroup assumed the obligations of Rose Rock under Rose Rock’s senior unsecured notes. Supplemental indentures were entered into with respect to the previously existing SemGroup senior unsecured notes and the senior unsecured notes assumed from Rose Rock to include the Guarantors as listed above to the extent the entity was not already a Guarantor. Prior period comparative information has been recast to reflect the addition of Rose Rock subsidiaries as Guarantors.
Unaudited condensed consolidating financial statements for the Parent, the Guarantors and non-guarantors as of June 30, 2017 and December 31, 2016, and for the three months and six months ended June 30, 2017 and 2016, are presented on an equity method basis in the tables below (in thousands).
Intercompany receivable and payable balances, including notes receivable and payable, are capital transactions primarily to facilitate the capital needs of our subsidiaries. As such, subsidiary intercompany balances have been reported as a reduction to equity on the condensed consolidating Guarantor balance sheets. The Parent’s net intercompany balance, including notes receivable, and investments in subsidiaries have been reported in equity method investments on the condensed consolidating Guarantor balance sheets. Intercompany transactions, such as daily cash management activities, have been reported as financing activities within the condensed consolidating Guarantor statements of cash flows. These balances are eliminated through consolidating adjustments below.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

13.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Balance Sheets

	June 30, 2017
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$9,218	$—	$49,706	$(2,389)	$56,535
Accounts receivable, net	—	308,737	72,616	(8)	381,345
Receivable from affiliates	872	7,578	200	—	8,650
Inventories	—	70,050	10,396	—	80,446
Other current assets	6,112	5,497	4,533	8	16,150
Total current assets	16,202	391,862	137,451	(2,389)	543,126
Property, plant and equipment, net	7,580	971,828	969,379	—	1,948,787
Equity method investments	2,598,141	1,047,744	—	(3,215,371)	430,514
Goodwill	—	26,628	8,174	—	34,802
Other intangible assets, net	13	144,503	1,123	—	145,639
Other noncurrent assets	44,599	1,934	16,817	—	63,350
Total assets	$2,666,535	$2,584,499	$1,132,944	$(3,217,760)	$3,166,218
LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$884	$292,924	$33,002	$—	$326,810
Payable to affiliates	—	3,508	—	—	3,508
Accrued liabilities	31,977	30,162	51,641	3	113,783
Other current liabilities	1,485	4,284	5,604	—	11,373
Total current liabilities	34,346	330,878	90,247	3	455,474
Long-term debt, net	1,215,233	6,458	16,500	(22,947)	1,215,244
Deferred income taxes	9,615	—	53,708	—	63,323
Other noncurrent liabilities	1,942	—	24,836	—	26,778
Commitments and contingencies
Total owners’ equity	1,405,399	2,247,163	947,653	(3,194,816)	1,405,399
Total liabilities and owners’ equity	$2,666,535	$2,584,499	$1,132,944	$(3,217,760)	$3,166,218

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

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

13.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Statements of Operations

	Three Months Ended June 30, 2017
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$333,371	$34,635	$—	$368,006
Service	—	37,549	50,938	—	88,487
Other	—	—	16,596	—	16,596
Total revenues	—	370,920	102,169	—	473,089
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	310,506	29,601	—	340,107
Operating	—	28,014	45,332	—	73,346
General and administrative	10,613	8,443	7,696	—	26,752
Depreciation and amortization	530	17,667	7,405	—	25,602
Gain on disposal or impairment, net	—	(18)	(216)	—	(234)
Total expenses	11,143	364,612	89,818	—	465,573
Earnings from equity method investments	25,104	19,069	—	(26,420)	17,753
Operating income	13,961	25,377	12,351	(26,420)	25,269
Other expenses (income), net:
Interest expense (income)	4,725	9,598	(639)	(207)	13,477
Loss on early extinguishment of debt	8	—	—	—	8
Foreign currency transaction gain	—	—	(1,011)	—	(1,011)
Other income, net	(247)	(3)	(398)	207	(441)
Total other expense (income), net	4,486	9,595	(2,048)	—	12,033
Income from continuing operations before income taxes	9,475	15,782	14,399	(26,420)	13,236
Income tax expense (benefit)	(136)	—	3,761	—	3,625
Net income	$9,611	$15,782	$10,638	$(26,420)	$9,611
Net income	$9,611	$15,782	$10,638	$(26,420)	$9,611
Other comprehensive income (loss), net of income taxes	(5,369)	(256)	14,577	—	8,952
Comprehensive income	$4,242	$15,526	$25,215	$(26,420)	$18,563

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

13.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Three Months Ended June 30, 2016
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$180,529	$29,597	$—	$210,126
Service	—	36,815	25,385	—	62,200
Other	—	—	15,051	—	15,051
Total revenues	—	217,344	70,033	—	287,377
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	153,413	23,429	—	176,842
Operating	—	28,918	25,789	—	54,707
General and administrative	4,782	7,806	8,187	—	20,775
Depreciation and amortization	393	17,388	7,274	—	25,055
Loss (gain) on disposal or impairment, net	—	1,713	(28)	—	1,685
Total expenses	5,175	209,238	64,651	—	279,064
Earnings from equity method investments	6,854	18,111	—	(7,887)	17,078
Operating income	1,679	26,217	5,382	(7,887)	25,391
Other expenses (income), net:
Interest expense (income)	(1,496)	20,767	(1,024)	(236)	18,011
Foreign currency transaction loss	—	—	1,543	—	1,543
Gain on sale of equity method investment	(9,120)	—	—	—	(9,120)
Other income, net	(249)	—	(477)	236	(490)
Total other expense (income), net	(10,865)	20,767	42	—	9,944
Income from continuing operations before income taxes	12,544	5,450	5,340	(7,887)	15,447
Income tax expense	3,679	—	979	—	4,658
Income from continuing operations	8,865	5,450	4,361	(7,887)	10,789
Loss from discontinued operations, net of income taxes	—	(1)	(1)	—	(2)
Net income	8,865	5,449	4,360	(7,887)	10,787
Less: net income attributable to noncontrolling interests	—	1,922	—	—	1,922
Net income attributable to SemGroup	$8,865	$3,527	$4,360	$(7,887)	$8,865
Net income	$8,865	$5,449	$4,360	$(7,887)	$10,787
Other comprehensive income (loss), net of income taxes	18,480	485	(12,374)	—	6,591
Comprehensive income (loss)	27,345	5,934	(8,014)	(7,887)	17,378
Less: comprehensive income attributable to noncontrolling interests	—	1,922	—	—	1,922
Comprehensive income (loss) attributable to SemGroup	$27,345	$4,012	$(8,014)	$(7,887)	$15,456

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

13.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Six Months Ended June 30, 2017
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$674,159	$67,208	$—	$741,367
Service	—	75,599	81,081	—	156,680
Other	—	—	31,142	—	31,142
Total revenues	—	749,758	179,431	—	929,189
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	632,163	56,942	—	689,105
Operating	—	56,134	69,295	—	125,429
General and administrative	16,543	15,373	16,480	—	48,396
Depreciation and amortization	1,003	34,497	14,701	—	50,201
Loss on disposal of long-lived assets, net	—	1,964	212	—	2,176
Total expenses	17,546	740,131	157,630	—	915,307
Earnings from equity method investments	44,295	37,635	—	(47,086)	34,844
Operating income	26,749	47,262	21,801	(47,086)	48,726
Other expenses (income), net:
Interest expense (income)	10,591	18,418	(1,269)	(396)	27,344
Loss on early extinguishment of debt	19,930	—	—	—	19,930
Foreign currency transaction gain	—	—	(1,011)	—	(1,011)
Other income, net	(440)	(5)	(542)	396	(591)
Total other expense (income), net	30,081	18,413	(2,822)	—	45,672
Income (loss) from continuing operations before income taxes	(3,332)	28,849	24,623	(47,086)	3,054
Income tax expense (benefit)	(2,666)	—	6,386	—	3,720
Net income (loss)	(666)	28,849	18,237	(47,086)	(666)
Net income (loss)	$(666)	$28,849	$18,237	$(47,086)	$(666)
Other comprehensive income (loss), net of income taxes	(8,950)	(330)	24,265	—	14,985
Comprehensive income (loss)	(9,616)	28,519	42,502	(47,086)	14,319

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

13.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Six Months Ended June 30, 2016
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$387,803	$59,219	$—	$447,022
Service	—	77,012	49,261	—	126,273
Other	—	—	28,933	—	28,933
Total revenues	—	464,815	137,413	—	602,228
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	326,667	47,122	—	373,789
Operating	—	58,018	46,881	—	104,899
General and administrative	10,654	14,954	16,227	—	41,835
Depreciation and amortization	773	34,159	14,174	—	49,106
Loss (gain) on disposal or impairment, net	—	15,059	(67)	—	14,992
Total expenses	11,427	448,857	124,337	—	584,621
Earnings from equity method investments	13,960	40,684	—	(14,495)	40,149
Loss on issuance of common units by equity method investee	(41)	—	—	—	(41)
Operating income	2,492	56,642	13,076	(14,495)	57,715
Other expenses (income), net:
Interest expense (income)	(2,911)	41,207	(2,235)	(473)	35,588
Foreign currency transaction loss	—	—	3,012	—	3,012
Loss on sale of equity method investment	30,644	—	—	—	30,644
Other income, net	(487)	—	(664)	473	(678)
Total other expenses, net	27,246	41,207	113	—	68,566
Income (loss) from continuing operations before income taxes	(24,754)	15,435	12,963	(14,495)	(10,851)
Income tax expense (benefit)	(19,706)	—	2,957	—	(16,749)
Income (loss) from continuing operations	(5,048)	15,435	10,006	(14,495)	5,898
Loss from discontinued operations, net of income taxes	—	(3)	(1)	—	(4)
Net income (loss)	(5,048)	15,432	10,005	(14,495)	5,894
Less: net income attributable to noncontrolling interests	—	10,942	—	—	10,942
Net income (loss) attributable to SemGroup	$(5,048)	$4,490	$10,005	$(14,495)	$(5,048)
Net income (loss)	(5,048)	15,432	10,005	(14,495)	5,894
Other comprehensive income (loss), net of income taxes	(1,986)	701	3,767	—	2,482
Comprehensive income (loss)	(7,034)	16,133	13,772	(14,495)	8,376
Less: comprehensive income attributable to noncontrolling interests	—	10,942	—	—	10,942
Comprehensive income (loss) attributable to SemGroup	$(7,034)	$5,191	$13,772	$(14,495)	$(2,566)

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

13.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Statements of Cash Flows

	Six Months Ended June 30, 2017
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(11,069)	$79,349	$24,014	$—	$92,294
Cash flows from investing activities:
Capital expenditures	(2,959)	(46,587)	(161,552)	—	(211,098)
Proceeds from sale of long-lived assets	—	15,530	633	—	16,163
Contributions to equity method investments	—	(9,627)	—	—	(9,627)
Distributions in excess of equity in earnings of affiliates	—	13,410	—	—	13,410
Net cash provided used in investing activities	(2,959)	(27,274)	(160,919)	—	(191,152)
Cash flows from financing activities:
Debt issuance costs	(6,019)	—	—	—	(6,019)
Borrowings on credit facilities and issuance of senior notes, net of discount	550,018	—	—	—	550,018
Principal payments on credit facilities and other obligations	(388,719)	(11)	—	—	(388,730)
Debt extinguishment costs	(16,293)	—	—	—	(16,293)
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(1,266)	—	—	—	(1,266)
Dividends paid	(59,493)	—	—	—	(59,493)
Proceeds from issuance of common stock under employee stock purchase plan	542	—	—	—	542
Intercompany borrowings (advances), net	(74,526)	(52,064)	124,397	2,193	—
Net cash provided by (used in) financing activities	4,244	(52,075)	124,397	2,193	78,759
Effect of exchange rate changes on cash and cash equivalents	—	—	2,418	—	2,418
Change in cash and cash equivalents	(9,784)	—	(10,090)	2,193	(17,681)
Cash and cash equivalents at beginning of period	19,002	—	59,796	(4,582)	74,216
Cash and cash equivalents at end of period	$9,218	$—	$49,706	$(2,389)	$56,535

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

13.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Six Months Ended June 30, 2016
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$26,826	$45,157	$29,602	$(25,448)	$76,137
Cash flows from investing activities:
Capital expenditures	(1,350)	(31,397)	(96,187)	—	(128,934)
Proceeds from sale of long-lived assets	—	16	98	—	114
Contributions to equity method investments	—	(3,448)	—	—	(3,448)
Proceeds from sale of common units of equity method investee	60,483	—	—	—	60,483
Distributions in excess of equity in earnings of affiliates	13,767	13,778	—	(13,767)	13,778
Net cash provided by (used in) investing activities	72,900	(21,051)	(96,089)	(13,767)	(58,007)
Cash flows from financing activities:
Borrowings on credit facilities	118,000	165,500	—	—	283,500
Principal payments on credit facilities and other obligations	(148,367)	(124,514)	—	—	(272,881)
Proceeds from issuance of common units, net of offering costs	228,546	—	—	—	228,546
Distributions to noncontrolling interests	—	(21,485)	—	—	(21,485)
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(904)	—	—	—	(904)
Dividends paid	(39,720)	—	—	—	(39,720)
Proceeds from issuance of common stock under employee stock purchase plan	555	—	—	—	555
Intercompany borrowing (advances), net	(74,408)	(45,578)	79,207	40,779	—
Net cash provided by (used in) financing activities	83,702	(26,077)	79,207	40,779	177,611
Effect of exchange rate changes on cash and cash equivalents	—	—	1,943	—	1,943
Change in cash and cash equivalents	183,428	(1,971)	14,663	1,564	197,684
Cash and cash equivalents at beginning of period	4,559	9,058	46,043	(1,564)	58,096
Cash and cash equivalents at end of period	$187,987	$7,087	$60,706	$—	$255,780

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

14.     SUBSEQUENT EVENT

On July 17, 2017, we acquired Houston Fuel Oil Terminal Company (“HFOTCO”), one of the largest oil terminals in the U.S., for a purchase price paid, or to be paid, in two payments. This acquisition establishes our position in the premier energy market, the Houston Ship Channel, and provides a strategic platform to refinery-facing growth. The first payment made on July 17, 2017, consisted of $301 million in cash (subject to customary adjustments for working capital, net indebtedness and capital expenditures), funded from our revolving credit facility, issuance of approximately 12.4 million shares of our Class A common stock and the assumption of existing HFOTCO net debt of approximately $761 million. The second payment requires us to pay the sellers $600 million in cash if paid on December 31, 2018. If paid prior to December 31, 2018, the amount payable will be discounted by 5% per annum. If not paid by December 31, 2018, the amount payable increases to $680 million and is due by December 31, 2019, or earlier if requested by the sellers.

We are in the process of determining the fair value of consideration exchanged and assets and liabilities acquired at the acquisition date to record the business combination. The acquisition date fair value of the common shares issued is approximately $330 million, based on $26.68 per common share market price at issuance. The determination of the estimated fair values of the second payment, assets acquired and liabilities assumed, including HFOTCO net debt, is not yet complete, however, we expect material amounts of tangible and intangible assets (including goodwill) will be recorded.

HFOTCO will not be a subsidiary guarantor of SemGroup’s senior unsecured notes or revolving credit facility.

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

Overview of Business
Our business is to provide gathering, transportation, storage, distribution, marketing and other midstream services primarily to producers, refiners of petroleum products and other market participants located in the Gulf Coast, Midwest and Rocky Mountain regions of the United States of America (the “U.S.”) and Canada. We, or our significant equity method investees, have an asset base consisting of pipelines, gathering systems, storage facilities, terminals, processing plants and other distribution assets located between North American production and supply areas, including the Gulf Coast, Midwest, Rocky Mountain and Western Canadian regions. We also maintain and operate storage, terminal and marine facilities at Milford Haven in the United Kingdom (the “U.K.”) that enable customers to supply petroleum products to markets in the Atlantic Basin. We also operate a network of liquid asphalt cement terminals throughout Mexico. At June 30, 2017, our operations are conducted directly and indirectly through our primary business segments – Crude Transportation, Crude Facilities, Crude Supply and Logistics, SemGas®, SemCAMS, SemLogistics and SemMexico.
Our Assets
At June 30, 2017, our segments owned the following:

•	Crude Transportation operates crude oil pipelines and truck transportation businesses in the U.S. Crude Transportation’s assets include:

•
a 450-mile crude oil gathering and transportation pipeline system with over 715,000 barrels of associated storage capacity in Kansas and northern Oklahoma that is connected to several third-party pipelines and refineries;

•
the Wattenberg Oil Trunkline (“WOT”), a 75-mile, 12-inch diameter crude oil gathering pipeline system that transports crude oil from production facilities in the DJ Basin to the pipeline owned by White Cliffs Pipeline, L.L.C. (“White Cliffs”). The WOT also has 360,000 barrels of operational storage;

•	a crude oil trucking fleet of over 230 transport trucks and 245 trailers;

•	Maurepas Pipeline, three pipelines that service refineries in the Gulf Coast region (the “Maurepas Pipeline”);

•
a 51% ownership interest in White Cliffs, which owns a 527-mile pipeline, consisting of two 12-inch common carrier, crude oil pipelines, that transports crude oil from Platteville, Colorado to Cushing, Oklahoma (the “White Cliffs Pipeline”) that we operate; and

•
a 50% ownership interest in Glass Mountain Pipeline, LLC (“Glass Mountain”), which owns a 215-mile crude oil pipeline in western and north central Oklahoma (the “Glass Mountain Pipeline”) that we operate.

•	Crude Facilities operates crude oil storage and terminal businesses in the U.S. Crude Facilities’ assets include:

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

•
Crude Supply and Logistics operates a crude oil marketing business which utilizes our Crude Transportation and Crude Facilities assets for marketing purposes. Additionally, Crude Supply and Logistics’ assets include approximately 61,800 barrels of crude oil storage capacity in Trenton and Stanley, North Dakota.

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

•
SemMexico, which purchases, produces, stores, and distributes liquid asphalt cement products in Mexico. SemMexico operates an in-country network of 12 asphalt cement terminals and modification facilities and two marine terminals with a third under construction.

Additionally, we hold an 11.78% ownership interest in the general partner of NGL Energy Partners LP (“NGL Energy”) (NYSE: NGL) which is reported within Corporate and Other.

Recent Developments

On July 17, 2017 (the “Closing Date”), we completed our acquisition of Houston Fuel Oil Terminal Company pursuant to the Purchase and Sale Agreement (the “Purchase Agreement”) among us, Beachhead I LLC (“Buyer I”), Beachhead II LLC (“Buyer II” and, together with Buyer I, the “Buyers”), which are each an indirect wholly-owned subsidiary of us, Buffalo Investor I, L.P. (“Buffalo I”) and Buffalo Investor II, L.P. (“Buffalo II” and, together with Buffalo I, the “Sellers”). Pursuant to the Purchase Agreement, we acquired 100% of the equity interests in Buffalo Parent Gulf Coast Terminals LLC (“BPGCT”), the parent company of Buffalo Gulf Coast Terminals LLC (“BGCT”) and HFOTCO LLC doing business as Houston Fuel Oil Terminal Company (“HFOTCO”), in exchange for a purchase price paid or to be paid by the Buyers to the Sellers in two payments.
The first payment (the “First Payment”) occurred on the Closing Date and was composed of estimated assumed net indebtedness at HFOTCO of approximately $761 million, issuance of approximately 12.4 million shares of our Class A common stock, and $301 million in cash, subject to customary adjustments for working capital, net indebtedness and capital expenditures. We funded the cash portion of the First Payment and certain other transaction costs with borrowings under our revolving credit facility. We intend to make the second payment on or prior to December 31, 2018. The second payment will consist of $600 million of cash if paid on December 31, 2018, which amount is discounted at a rate of 5% per annum if paid prior to December 31, 2018, and increases to $680 million if not paid by December 31, 2018, but which amount must be paid any time after December 31, 2018, upon the written request of Sellers and, in any event, not later than December 31, 2019 (the “Second Payment”). Neither the Company nor any of its subsidiaries other than BPGCT, the Buyers and Beachhead Holdings LLC, the parent company of the Buyers (“Beachhead Holdings” and, together with BPGCT and the Buyers, the “Guarantors”), will have any obligation to pay the Second Payment to Sellers. Instead, the Second Payment is secured by a guarantee by the Guarantors and a pledge of the equity interests in BPGCT and the Buyers in favor of the Sellers.
This acquisition establishes our position in the premier energy market, the Houston Ship Channel, and provides a strategic platform to refinery-facing growth. This acquisition adds to our existing assets a 16.8 million barrel terminal strategically located on the U.S. Gulf Coast with crude pipeline delivery connectivity to the local refining complex, deep water marine access and inbound crude receipt pipeline connectivity, as well as rail/truck loading and unloading capabilities. The terminal, located on 330 acres on the Houston Ship Channel, stores, blends and transports residual fuel and crude oil as well as asphalt via pipeline, barge, rail, truck and ship for major oil companies, refiners, international trading firms and others. HFOTCO is currently executing on contractually supported growth projects, including a new ship dock, a new pipeline and connections, as well as an additional 1.45 million barrels of crude oil storage, expected to be in service mid-2018.
SemGroup has hired a financial advisor to assist in the evaluation of a potential sale of SemLogistics, our petroleum products storage facility located in the United Kingdom.
SemGroup has completed construction of the Maurepas Pipeline. The crude line is currently operational and contributing to cash flow and and construction on the two product lines is complete and expected to begin contributing in September.

Results of Operations
Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Revenue	$473,089	$287,377	$929,189	$602,228
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	340,107	176,842	689,105	373,789
Operating	73,346	54,707	125,429	104,899
General and administrative	26,752	20,775	48,396	41,835
Depreciation and amortization	25,602	25,055	50,201	49,106
Loss (gain) on disposal or impairment, net	(234)	1,685	2,176	14,992
Total expenses	465,573	279,064	915,307	584,621
Earnings from equity method investments	17,753	17,078	34,844	40,149
Loss on issuance of common units by equity method investee	—	—	—	(41)
Operating income	25,269	25,391	48,726	57,715
Other expenses (income), net:
Interest expense	13,477	18,011	27,344	35,588
Loss on early extinguishment of debt	8	—	19,930	—
Foreign currency transaction loss (gain)	(1,011)	1,543	(1,011)	3,012
Loss (gain) on sale or impairment of equity method investment	—	(9,120)	—	30,644
Other income, net	(441)	(490)	(591)	(678)
Total other expenses, net	12,033	9,944	45,672	68,566
Income (loss) from continuing operations before income taxes	13,236	15,447	3,054	(10,851)
Income tax expense (benefit)	3,625	4,658	3,720	(16,749)
Income (loss) from continuing operations	9,611	10,789	(666)	5,898
Loss from discontinued operations, net of income taxes	—	(2)	—	(4)
Net income (loss)	$9,611	$10,787	$(666)	$5,894
Revenue and Expenses
Revenue and expenses are analyzed by operating segment below.
General and administrative expense
General and administrative expenses of each corporate department are allocated to the segments based on criteria such as actual usage, headcount and estimates of effort or benefit. The method for allocating cost is based on the type of service being provided. For example, internal audit costs are based on an estimate of effort attributable to a segment. In contrast, accounting department costs are allocated based on the number of transactions processed for a given segment compared to the total number processed. The overall increase in general and administrative expense compared with prior periods is primarily due to HFOTCO acquisition related costs.
Interest expense
Interest expense decreased in the three months ended June 30, 2017, to $13.5 million from $18.0 million in the three months ended June 30, 2016. This decrease is primarily due to $6.4 million of capitalized interest for the three months ended June 30, 2017, as compared to $1.7 million of capitalized interest for the three months ended June 30, 2016. Interest expense decreased in the six months ended June 30, 2017, to $27.3 million from $35.6 million in the six months ended June 30, 2016. This decrease is primarily due to $12.0 million of capitalized interest for the six months ended June 30, 2017, as compared to $3.9 million of capitalized interest for the six months ended June 30, 2016. The increase in capitalized interest is primarily due to increased capital expenditures, mainly related to the Maurepas Pipeline.

Loss on early extinguishment of debt
During the six months ended June 30, 2017, we purchased $290 million of our outstanding $300 million senior unsecured notes due 2021 (the “2021 Notes”) through a tender offer. The price included a premium and interest to the purchase date. A notice of redemption was issued for the remaining $10 million of 2021 Notes, which were not redeemed through the tender offer pursuant to the redemption and satisfaction and discharge provisions of the indenture governing the 2021 Notes. The redemption price includes a redemption premium and interest to the redemption date. As a result, we recognized a loss of $19.9 million on the early extinguishment of the 2021 Notes, which included premiums of $15.9 million and the write off of $3.6 million of associated unamortized debt issuance costs.
Loss (gain) on sale or impairment of equity method investment
During the three months ended June 30, 2016, we sold all of our NGL Energy limited partner units and recorded a $9.1 million gain on the sale of equity method investments. During the six months ended June 30, 2016, we recognized a $30.6 million net loss on sale or impairment of equity method investment from the sale of limited partner units of NGL Energy.
Income tax expense (benefit)
We reported an income tax expense of $3.7 million for the six months ended June 30, 2017, compared to a benefit of $16.7 million for the six months ended June 30, 2016. The effective tax rate was 27% and 30% for the three months ended June 30, 2017 and 2016, respectively, and 122% and 154% for the six months ended June 30, 2017 and 2016, respectively. The rate for the six months ended June 30, 2017, is impacted by a discrete tax expense of $1.4 million related to the vesting of restricted stock during the period. The rate for the six months ended June 30, 2016, is impacted by a non-controlling interest in Rose Rock Midstream, L.P. for which taxes are not provided. Significant items that impacted the effective tax rate for each period, as compared to the U.S. federal statutory rate of 35%, include earnings in foreign jurisdictions taxed at lower rates and foreign earnings taxed in foreign jurisdictions as well as in the U.S., since they are disregarded entities for U.S. federal income tax purposes. These combined factors, and the magnitude of the permanent items impacting the tax rate relative to income from continuing operations before income taxes result in rates that are not comparable between the periods.

Results of Operations by Reporting Segment
Crude Transportation

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Revenue:
Pipeline transportation	$6,443	$6,672	$12,627	$14,747
Truck transportation	14,477	14,099	28,826	30,433
Total revenue	20,920	20,771	41,453	45,180
Expenses:
Operating	16,337	16,865	32,419	35,482
General and administrative	3,797	1,109	6,513	2,255
Depreciation and amortization	6,498	6,174	12,425	12,034
Loss (gain) on disposal of long-lived assets, net	(15)	1,714	1,946	1,781
Total expenses	26,617	25,862	53,303	51,552
Earnings from equity method investments	17,747	17,078	34,835	37,917
Operating income	$12,050	$11,987	$22,985	$31,545
Three months ended June 30, 2017 versus three months ended June 30, 2016
Revenue
Pipeline transportation revenue decreased to $6.4 million in the three months ended June 30, 2017, from $6.7 million in the three months ended June 30, 2016. The decrease was primarily the result of $1.0 million related to the Tampa pipeline that was sold in the first quarter of 2017, partially offset with an $0.8 million increase on the WOT.
Truck transportation revenue increased to $14.5 million in three months ended June 30, 2017, compared to $14.1 million for the same period in 2016 as a result of higher volumes.

Operating expense
Operating expense decreased to $16.3 million for the three months ended June 30, 2017, compared to $16.9 million for the three months ended June 30, 2016. The decrease was the result of lower compensation, insurance and taxes, field expenses and maintenance and repairs, partially offset by an increase in outside services.
General and administrative expense
General and administrative expense increased to $3.8 million in the three months ended June 30, 2017, from $1.1 million in the three months ended June 30, 2016. The increase is primarily a result of higher overhead allocations largely due to certain Rose Rock corporate costs being allocated to the former Rose Rock segments subsequent to SemGroup’s acquisition of the outstanding non-controlling interest in Rose Rock in September of 2016. These costs were included in Corporate and Other in the prior year.
Loss (gain) on disposal of long-lived assets, net
Crude Transportation recorded a gain on disposal of long-lived assets of $15.0 thousand in the three months ended June 30, 2017, resulting primarily from the sale of certain transport assets. Crude Transportation recorded a loss on disposal of long-lived assets of $1.7 million in the three months ended June 30, 2016, the result of an abandonment of a 13-mile section of the Kansas and Oklahoma pipeline system.
Earnings from equity method investments
Crude Transportation’s earnings from equity method investments increased in the three months ended June 30, 2017, to $17.7 million from $17.1 million in the three months ended June 30, 2016, due to an increase in volume.

Six months ended June 30, 2017 versus six months ended June 30, 2016
Revenue
Pipeline transportation revenue decreased to $12.6 million in the six months ended June 30, 2017, from $14.7 million in the six months ended June 30, 2016. The decrease included a $1.5 million reduction in intersegment activity, a decrease of $1.8 million related to the Tampa pipeline that was sold early in the six months ended June 30, 2017, and a decrease of $0.1 million in other income. These decreases were partially offset with a $1.3 million increase on the WOT.
Truck transportation revenue decreased to $28.8 million in the six months ended June 30, 2017, from $30.4 million in the same period in 2016, as a result of lower average rates.
Operating expense
Operating expense decreased to $32.4 million for the six months ended June 30, 2017, from $35.5 million for the six months ended June 30, 2016. The decrease was the result of lower compensation, insurance and taxes and field expenses, partially offset by an increase in outside services.
General and administrative expense
General and administrative expense increased to $6.5 million in the six months ended June 30, 2017, from $2.3 million in the six months ended June 30, 2016. The increase is primarily a result of higher overhead allocations primarily due to certain Rose Rock corporate costs being allocated to the former Rose Rock segments subsequent to SemGroup’s acquisition of the outstanding non-controlling interest in Rose Rock in September of 2016. These costs were included in Corporate and Other in the prior year.
Loss on disposal of long-lived assets, net
Crude Transportation recorded a loss on disposal of long-lived assets of $1.9 million in the six months ended June 30, 2017, the result of a $4.8 million write down of right-of-ways, partially offset with a gain from the Tampa pipeline sale. The write down of right-of-ways included $4.5 million related to the correction of immaterial prior period errors. Crude Transportation recorded a loss on disposal of long-lived assets of $1.8 million in the six months ended June 30, 2016, primarily the result of an abandonment of a 13-mile section of the Kansas and Oklahoma pipeline system.
Earnings from equity method investments
Crude Transportation’s earnings from equity method investments decreased in the six months ended June 30, 2017, to $34.8 million from $37.9 million in the six months ended June 30, 2016, due to a reduction in volume.

Crude Facilities

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Revenue	$12,315	$12,826	$24,456	$25,705
Expenses:
Operating	2,834	2,422	5,411	4,540
General and administrative	604	1,033	1,206	2,207
Depreciation and amortization	2,022	1,921	3,966	3,803
Total expenses	5,460	5,376	10,583	10,550
Operating income	$6,855	$7,450	$13,873	$15,155
Three months ended June 30, 2017 versus three months ended June 30, 2016
Revenue
Revenue decreased to $12.3 million in the three months ended June 30, 2017, from $12.8 million for the three months ended June 30, 2016. The decrease is due to a reduction in storage revenue of $1.0 million, primarily resulting from scheduled tank cleanings, as the average capacity used internally for crude oil operations and marketing activities decreased to 1.3 million barrels from 1.4 million barrels and the average capacity leased by storage customers decreased to 6.2 million barrels from 6.6 million barrels. The reduction in storage revenue was partially offset by combined increases in unloading and pump-over of $0.5 million.
Operating expense
Operating expense increased to $2.8 million in the three months ended June 30, 2017, from $2.4 million for the three months ended June 30, 2016, as a result of increased compensation and insurance and taxes.
General and administrative expense
General and administrative expense decreased to $0.6 million for three months ended June 30, 2017, from $1.0 million for the three months ended June 30, 2016, as a result of a reduction in overhead allocations.
Six months ended June 30, 2017 versus six months ended June 30, 2016
Revenue
Revenue decreased to $24.5 million in the six months ended June 30, 2017, from $25.7 million for the six months ended June 30, 2016. The decrease is due to a reduction in storage revenue of $1.3 million, primarily resulting from scheduled tank cleanings, as the average capacity leased by storage customers decreased to 6.4 million barrels from 6.6 million barrels.
Operating expense
Operating expense increased to $5.4 million in the six months ended June 30, 2017, from $4.5 million for the six months ended June 30, 2016, as a result of increased field expenses, compensation, outside services and insurance and taxes.
General and administrative expense
General and administrative expense decreased to $1.2 million for six months ended June 30, 2017, from $2.2 million for the six months ended June 30, 2016, as a result of a reduction in overhead allocations.

Crude Supply and Logistics

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Revenue	$291,319	$143,201	$588,790	$319,823
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	291,074	136,417	589,559	297,767
Operating	1,490	689	2,931	1,527
General and administrative	1,291	503	2,478	1,069
Depreciation and amortization	78	40	140	80
Loss on disposal of long-lived assets, net	—	—	—	227
Total expenses	293,933	137,649	595,108	300,670
Operating income (loss)	$(2,614)	$5,552	$(6,318)	$19,153
Three months ended June 30, 2017 versus three months ended June 30, 2016
Revenue
Revenue increased to $291.3 million in the three months ended June 30, 2017, from $143.2 million in the three months ended June 30, 2016.

	Three Months Ended June 30,
(in thousands)	2017	2016
Gross product revenue	$1,030,006	$761,254
Nonmonetary transaction adjustment	(739,615)	(613,576)
Unrealized gain (loss) on derivatives, net	928	(4,477)
Product revenue	$291,319	$143,201
Gross product revenue increased in the three months ended June 30, 2017, to $1.0 billion from $761.3 million in the three months ended June 30, 2016. The increase was primarily due to an increase in the volume sold to 21.2 million barrels at an average sales price of $49 per barrel in the three months ended June 30, 2017, compared to volume sold of 18.0 million barrels at an average sales price of $42 per barrel in the three months ended June 30, 2016. Current year volume includes approximately 2.0 million barrels moved at negligible margins primarily to overcome volume constraints on third-party pipelines.
Gross product revenue was reduced by $739.6 million and $613.6 million during the three months ended June 30, 2017 and 2016, respectively, in accordance with Accounting Standards Codification (“ASC”) 845-10-15, “Nonmonetary Transactions”. ASC 845-10-15 requires that certain transactions -- those where inventory is purchased from a customer then resold to the same customer -- to be presented in the income statement on a net basis, resulting in a reduction of revenue and costs of products sold by the same amount.
Cost of products sold
Costs of products sold increased in the three months ended June 30, 2017, to $291.1 million (including $9.4 million of intersegment charges) from $136.4 million in the three months ended June 30, 2016 (including $7.7 million of intersegment charges). Costs of products sold reflects reductions of $739.6 million and $613.6 million in the three months ended June 30, 2017 and 2016, respectively, in accordance with ASC 845-10-15. There was an increase in the barrels sold, as described above, combined with an increase in the average cost per barrel of crude oil to $49 in the three months ended June 30, 2017, from $42 in the three months ended June 30, 2016.
Operating expense
Operating expense increased to $1.5 million in the three months ended June 30, 2017, from $0.7 million for the three months ended June 30, 2016. The increase is primarily due to higher employment costs, maintenance and repair, insurance and taxes and other expenses.

General and administrative expense
General and administrative expense increased to $1.3 million in the three months ended June 30, 2017, from $0.5 million in the three months ended June 30, 2016. This increase is primarily due to additional overhead allocation.

Six months ended June 30, 2017 versus six months ended June 30, 2016
Revenue
Revenue increased to $588.8 million in the six months ended June 30, 2017, from $319.8 million in the six months ended June 30, 2016.

	Six Months Ended June 30,
(in thousands)	2017	2016
Gross product revenue	$2,140,567	$1,393,943
Nonmonetary transaction adjustment	(1,552,678)	(1,074,191)
Unrealized gain on derivatives, net	901	71
Product revenue	$588,790	$319,823
Gross product revenue increased in the six months ended June 30, 2017, to $2.1 billion from $1.4 billion in the six months ended June 30, 2016. The increase was primarily due to an increase in the volume sold to 42.9 million barrels at an average sales price of $50 per barrel in the six months ended June 30, 2017, compared to volume sold of 37.6 million barrels at an average sales price of $37 per barrel in the six months ended June 30, 2016. Current year volume includes approximately 5.5 million barrels moved at negligible margins primarily to overcome volume constraints on third-party pipelines.
Gross product revenue was reduced by $1.6 billion and $1.1 billion during the six months ended June 30, 2017 and 2016, respectively, in accordance with Accounting Standards Codification (“ASC”) 845-10-15, “Nonmonetary Transactions”. ASC 845-10-15 requires that certain transactions -- those where inventory is purchased from a customer then resold to the same customer -- to be presented in the income statement on a net basis, resulting in a reduction of revenue and costs of products sold by the same amount.
Cost of products sold
Costs of products sold increased in the six months ended June 30, 2017, to $589.6 million (including $18.5 million of intersegment charges) from $297.8 million in the six months ended June 30, 2016 (including $17.6 million of intersegment charges). Costs of products sold reflects reductions of $1.6 billion and $1.1 billion in the six months ended June 30, 2017 and 2016, respectively, in accordance with ASC 845-10-15. There was an increase in the barrels sold, as described above, combined with an increase in the average cost per barrel of crude oil to $50 in the six months ended June 30, 2017, from $37 in the six months ended June 30, 2016.
Operating expense
Operating expense increased to $2.9 million in the six months ended June 30, 2017, from $1.5 million for the six months ended June 30, 2016. The increase is primarily due to higher employment costs, maintenance and repair, insurance and taxes and other expenses.
General and administrative expense
General and administrative expense increased to $2.5 million in the six months ended June 30, 2017, from $1.1 million in the six months ended June 30, 2016. This increase is primarily due to additional overhead allocation.

SemGas

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Revenue	$58,388	$50,721	$120,051	$96,987
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	31,453	27,171	67,596	51,780
Operating	7,451	8,872	14,744	16,224
General and administrative	2,830	2,375	5,287	4,620
Depreciation and amortization	9,099	9,198	18,026	18,125
Loss (gain) on disposal or impairment, net	—	(1)	21	13,051
Total expenses	50,833	47,615	105,674	103,800
Operating income (loss)	$7,555	$3,106	$14,377	$(6,813)
Three months ended June 30, 2017 versus three months ended June 30, 2016
Revenue
Revenue increased in the three months ended June 30, 2017, to $58.4 million from $50.7 million in the three months ended June 30, 2016. The increase is primarily due to a higher average natural gas NYMEX price of $3.18/MMbtu in the three months ended June 30, 2017, versus $1.95/MMbtu for the same period in 2016, a higher average NGL basket price of $0.76/gallon in the three months ended June 30, 2017, versus $0.67/gallon for the same period in 2016 and increased fees ($14 million in the three months ended June 30, 2017, versus $11 million for the same period in 2016) and a one-time contractual true-up of $2.5 million. The increase was offset, in part, by lower volume (25,995 MMcf in the three months ended June 30, 2017, compared to 28,464 MMcf for the same period in 2016). Volume decreases are primarily due to reduced drilling, coupled with natural well production declines.
Costs of products sold
Costs of products sold increased in the three months ended June 30, 2017, to $31.5 million from $27.2 million in the three months ended June 30, 2016. The increase is attributable to higher prices offset, in part, by lower volume processed in northern Oklahoma.
Operating expense
Operating expense decreased to $7.5 million in the three months ended June 30, 2017, from $8.9 million in the three months ended June 30, 2016. This decrease is due to lower maintenance/repair, equipment lease and field expense (which includes materials and supplies, lubricants, water disposal, electricity and fuel). All decreases are primarily driven by lower volume in northern Oklahoma. These decreases were offset by an increase in employment costs.
General and administrative expense
General and administrative expense increased to $2.8 million in the three months ended June 30, 2017, from $2.4 million in the three months ended June 30, 2016, primarily due to higher engineering costs and intercompany expense.
Six months ended June 30, 2017 versus six months ended June 30, 2016
Revenue
Revenue increased in the six months ended June 30, 2017, to $120.1 million from $97.0 million in the six months ended June 30, 2016. The increase is primarily due to a higher average natural gas NYMEX price of $3.25/MMbtu in the six months ended June 30, 2017, versus $2.02/MMbtu for the same period in 2016, a higher average NGL basket price of $0.80/gallon in the six months ended June 30, 2017, versus $0.59/gallon for the same period in 2016 and increased fees ($28 million in the six months ended June 30, 2017, versus $24 million for the same period in 2016) and a one-time contractual true-up of $2.5 million. The increase was offset, in part, by lower volume (52,653 MMcf in the six months ended June 30, 2017, compared to 60,402 MMcf for the same period in 2016). Volume decreases are primarily due to reduced drilling coupled with natural well production declines.

Costs of products sold
Costs of products sold increased in the six months ended June 30, 2017, to $67.6 million from $51.8 million in the six months ended June 30, 2016. The increase is attributable to higher prices offset, in part, by lower volume processed in northern Oklahoma.
Operating expense
Operating expense decreased to $14.7 million in the six months ended June 30, 2017, from $16.2 million in the six months ended June 30, 2016. This decrease is due to lower maintenance/repair, equipment lease and field expense (which includes materials and supplies, lubricants, water disposal, electricity and fuel). All decreases are primarily driven by lower volume in northern Oklahoma. These decreases were offset by an increase in employment costs and taxes.
General and administrative expense
General and administrative expense increased to $5.3 million in the six months ended June 30, 2017, from $4.6 million in the six months ended June 30, 2016. This increase is due primarily to an increase in employment costs, outside services and facilities lease, offset by a decrease in insurance and office expense.
Loss on disposal or impairment, net
Net loss on disposal or impairment decreased to $21.0 thousand in the six months ended June 30, 2017, from $13.1 million in the six months ended June 30, 2016. This decrease is primarily due to a $13.1 million goodwill impairment recorded in the six months ended June 30, 2016.

SemCAMS

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Revenue	$60,114	$33,815	$96,912	$64,681
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	11	39	56	76
Operating	41,066	21,245	60,954	38,340
General and administrative	3,585	3,531	8,409	7,361
Depreciation and amortization	4,434	4,294	8,930	8,245
Loss on disposal of long-lived assets, net	—	—	445	—
Total expenses	49,096	29,109	78,794	54,022
Operating income	$11,018	$4,706	$18,118	$10,659
Three months ended June 30, 2017 versus three months ended June 30, 2016
Revenue
Revenue in the three months ended June 30, 2017, increased to $60.1 million from $33.8 million for the three months ended June 30, 2016. This increase is primarily due to higher operating cost recoveries of $24.0 million (with approximately $19.6 million related to the K3 plant turnaround), true-up of take-or-pay minimum volume commitments of $3.9 million, higher overhead recovery income of $2.3 million and higher gathering and processing revenue of $0.9 million. These increases were offset, in part, by changes in foreign currency exchange rates between periods of $2.5 million and a 36-day planned outage at the K3 plant that decreased gathering and processing revenue by approximately $2.5 million.
Operating expense
Operating expense increased in the three months ended June 30, 2017, to $41.1 million from $21.2 million for the three months ended June 30, 2016. This increase is primarily due to turnaround costs related to the K3 plant and higher compensation costs of $22.8 million and $1.0 million, respectively. These increases were offset, in part, by changes in foreign currency exchange rates between periods, repair costs in 2016 related to the K3 plant outage and lower contractor costs of $1.7 million, $1.4 million and $0.9 million, respectively.
General and administrative expense
General and administrative expense remained relatively constant at $3.6 million in the three months ended June 30, 2017, compared to $3.5 million in the three months ended June 30, 2016.
Depreciation and amortization expense
Depreciation and amortization expense increased in the three months ended June 30, 2017, to $4.4 million from $4.3 million for the three months ended June 30, 2016, as a result of project completions.
Six months ended June 30, 2017 versus six months ended June 30, 2016
Revenue
Revenue in the six months ended June 30, 2017, increased to $96.9 million from $64.7 million for the six months ended June 30, 2016. This increase is primarily due to higher operating cost recoveries of $25.6 million (which includes approximately $19.6 million related to the K3 plant turnaround), true-up of take-or-pay minimum volume commitments of $3.9 million, higher gathering and processing revenue of $2.7 million, higher overhead recovery income of $2.2 million and higher maintenance capital fees of $0.4 million. These increases were offset, in part, by changes in foreign currency exchange rates between periods of $0.4 million and a 36-day planned outage at the K3 plant that decreased gathering and processing revenue by approximately $2.5 million.
Operating expense
Operating expense increased in the six months ended June 30, 2017, to $61.0 million from $38.3 million for the six months ended June 30, 2016. This increase is primarily due to turnaround costs related to the K3 plant and higher compensation costs of $24.3 million and $2.2 million, respectively. These increases were offset, in part, by lower contractor costs, repair costs in 2016 related to the K3 plant outage, and changes in foreign currency exchange rates between periods of $1.7 million, $1.4 million and $0.4 million, respectively.
General and administrative expense
General and administrative expense increased to $8.4 million in the six months ended June 30, 2017, from $7.4 million in six months ended June 30, 2016, due primarily to higher compensation costs.
Depreciation and amortization expense
Depreciation and amortization expense increased in the six months ended June 30, 2017, to $8.9 million from $8.2 million for the six months ended June 30, 2016, as a result of project completions.

SemLogistics

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Revenue	$6,968	$5,932	$14,496	$12,312
Expenses:
Operating	2,156	2,113	4,108	4,094
General and administrative	1,852	1,817	3,684	3,557
Depreciation and amortization	1,901	1,983	3,716	3,943
Total expenses	5,909	5,913	11,508	11,594
Operating income	$1,059	$19	$2,988	$718

Three months ended June 30, 2017 versus three months ended June 30, 2016
Revenue
Revenue increased to $7.0 million in the three months ended June 30, 2017, from $5.9 million in the three months ended June 30, 2016. This increase is primarily due to an increase in storage volume (19.4 million barrels in the three months ended June 30, 2017, compared to 15.9 million barrels for the same period in 2016), higher storage fees and an increase in throughput revenue. These increases were partially offset by a decrease due to changes in foreign currency exchange rates between periods.
General
In every category of expense, the amounts for the three months ended June 30, 2017 are roughly equivalent to those of the three months ended June 30, 2016.
Six months ended June 30, 2017 versus six months ended June 30, 2016
Revenue
Revenue increased to $14.5 million in the six months ended June 30, 2017, from $12.3 million in the six months ended June 30, 2016. This increase is primarily due to an increase in storage volume (39.8 million barrels in the six months ended June 30, 2017, compared to 31.5 million barrels in the comparable 2016 period), higher storage fees and an increase in throughput revenue. These increases were partially offset by a decrease due to changes in foreign currency exchange rates between periods.
General
In every category of expense, the amounts for the six months ended June 30, 2017 are roughly equivalent to those of the six months ended June 30, 2016.

SemMexico

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Revenue	$35,086	$30,286	$68,023	$60,420
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	29,590	23,390	56,886	47,046
Operating	1,802	2,101	3,748	3,881
General and administrative	2,197	2,799	4,230	5,218
Depreciation and amortization	1,022	949	1,959	1,890
Gain on disposal of long-lived assets, net	(211)	(28)	(228)	(67)
Total expenses	34,400	29,211	66,595	57,968
Operating income	$686	$1,075	$1,428	$2,452
Three months ended June 30, 2017 versus three months ended June 30, 2016
Revenue
Revenue increased in the three months ended June 30, 2017, to $35.1 million from $30.3 million in the three months ended June 30, 2016. An increase in the average sales price per metric ton between periods accounted for $6.9 million of the increase and lower volumes between periods (79,338 metric tons in the three months ended June 30, 2017, compared to 82,109 metric tons in the three months ended June 30, 2016), resulted in a decrease of $1.0 million. The change in the foreign currency exchange rate between periods resulted in a decrease of $0.8 million.
Costs of products sold
Costs of products sold increased in the three months ended June 30, 2017, to $29.6 million from $23.4 million in the three months ended June 30, 2016. A higher average cost of asphalt accounted for increases of $7.7 million, offset by lower volume between the periods and the change foreign currency exchange rates between periods resulted in decreases of $0.8 million and $0.7 million, respectively.
Operating expense
Operating expense decreased in the three months ended June 30, 2017, to $1.8 million from $2.1 million in the three months ended June 30, 2016, as a result of decreased field expenses due to lower volume and decreased maintenance expense.
General and administrative expense
General and administrative expense decreased in the three months ended June 30, 2017, to $2.2 million from $2.8 million in the three months ended June 30, 2016, as a result of decreased outside services expense and an overall reduction in expenses due to the implementation of strict cost control measures.
General
In every other category of expense, the amounts for the three months ended June 30, 2017 are roughly equivalent to those of the three months ended June 30, 2016.
Six months ended June 30, 2017 versus six months ended June 30, 2016
Revenue
Revenue increased in the six months ended June 30, 2017, to $68.0 million from $60.4 million in the six months ended June 30, 2016. An increase in the average sales price per metric ton between periods accounted for $10.4 million of the increase and higher volumes between periods (162,549 metric tons in the six months ended June 30, 2017, compared to 156,116 metric tons in the six months ended June 30, 2016), resulted in an increase of $2.2 million. The change in the foreign currency exchange rate between periods resulted in a decrease of $4.7 million.
Costs of products sold
Costs of products sold increased in the six months ended June 30, 2017, to $56.9 million from $47.0 million in the six months ended June 30, 2016. An increase in the average cost of asphalt and higher volume between the periods accounted for increases of $12.0 million and $1.7 million, respectively. The change in the foreign currency exchange rate between periods resulted in a decrease of $3.9 million.
General and administrative expense
General and administrative expense decreased in the six months ended June 30, 2017, to $4.2 million from $5.2 million in the six months ended June 30, 2016. The decrease is a result of overall reduction in expenses due to the implementation of strict cost control measures, along with reduced outside services, foreign currency exchange, legal and promotional expenses.
General
In every other category of expense, the amounts for the six months ended June 30, 2017 are roughly equivalent to those of the six months ended June 30, 2016.

Corporate and Other

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Revenue	$(12,021)	$(10,175)	$(24,992)	$(22,880)
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	(12,021)	(10,175)	(24,992)	(22,880)
Operating	210	400	1,114	811
General and administrative	10,596	7,608	16,589	15,548
Depreciation and amortization	548	496	1,039	986
Gain on disposal of long-lived assets, net	(8)	—	(8)	—
Total expenses	(675)	(1,671)	(6,258)	(5,535)
Earnings from equity method investments	6	—	9	2,191
Operating loss	$(11,340)	$(8,504)	$(18,725)	$(15,154)
Corporate and Other is not an operating segment. This table is included to permit the reconciliation of segment information to that of the consolidated Company. The increase in general and administrative expense in the current period is primarily due to HFOTCO acquisition costs. Earnings from equity method investments, which includes loss on issuance of common units by equity method investee in the table above, relate to our investment in NGL Energy.

Liquidity and Capital Resources
Sources and Uses of Cash
Our principal sources of short-term liquidity are cash generated from our operations and borrowings under our revolving credit facilities. The consolidated cash balance on June 30, 2017, was $56.5 million. Of this amount, $31.1 million was held in Canada and portions may be subject to tax if transferred to the U.S. Potential sources of long-term liquidity include issuances of debt securities and equity securities and the sale of assets. Our primary cash requirements currently are operating expenses, capital expenditures and our quarterly dividends. In general, we expect to fund:

•	operating expenses, maintenance capital expenditures and cash dividends through existing cash and cash from operating activities;

•	expansion capital expenditures and any working capital deficits through cash on hand, borrowings under our credit facility and the issuance of debt securities and equity securities;

•
acquisitions, including the Second Payment, through cash on hand, borrowings under our credit facility, the issuance of debt securities and equity securities and proceeds from the divestiture of assets or interests in assets; and

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
We believe our cash from operations, our remaining borrowing capacity and other capital markets activity allow us to manage our day-to-day cash requirements, distribute our quarterly dividends and meet our capital expenditures commitments for the coming year.

Cash Flows
The following table summarizes our changes in unrestricted cash for the periods presented:

	Six Months Ended June 30,
(in thousands)	2017	2016
Statement of cash flow data:
Cash flows provided by (used in):
Operating activities	$92,294	$76,137
Investing activities	(191,152)	(58,007)
Financing activities	78,759	177,611
Subtotal	(20,099)	195,741
Effect of exchange rate on cash and cash equivalents	2,418	1,943
Change in cash and cash equivalents	(17,681)	197,684
Cash and cash equivalents at beginning of period	74,216	58,096
Cash and cash equivalents at end of period	$56,535	$255,780
Operating Activities
The components of operating cash flows can be summarized as follows:

	Six Months Ended June 30,
(in thousands)	2017	2016
Net income (loss)	$(666)	$5,894
Non-cash expenses, net	80,361	89,660
Changes in operating assets and liabilities	12,599	(19,417)
Net cash flows provided by operating activities	$92,294	$76,137
Adjustments to net income (loss) for non-cash expenses, net decreased $9.3 million to $80.4 million for the six months ended June 30, 2017, from $89.7 million for the six months ended June 30, 2016. This change is primarily a result of:

•	$19.9 million increase related to a loss on early extinguishment of $300 million of senior unsecured notes;

•	$19.0 million increase due to a deferred tax benefit in the prior year compared with deferred tax expense in the current year; and

•	$5.3 million reduction in earnings from equity method investments.
These increases to the adjustments to net income for non-cash expenses were offset by decreases due to:

•	$30.6 million from prior year losses on the sale or impairment of equity method investment which did not recur in the current year;

•	$12.8 million decrease in net losses on disposal or impairments due to prior year goodwill impairment of our SemGas segment;

•	$8.6 million in distributions from equity investments due to our prior year disposal of our limited partner ownership in NGL Energy and lower distributions from White Cliffs; and

•	$4.0 million in currency exchange losses in the prior year, compared to currency exchange gains in the current year.
All other adjustments to net income for non-cash expenses, net for the six months ended June 30, 2017, remained relatively comparable to the six months ended June 30, 2016.
Changes in operating assets and liabilities for the six months ended June 30, 2017, generated a net increase in operating cash flows of $12.6 million. The increase to operating cash flow due to the change in operating assets and liabilities was primarily a result of decreases of $43.7 million in accounts receivable, $20.0 million in inventories, $16.8 million in receivables from affiliates and $1.8 million in derivatives and margin deposits. These decreases in assets were offset by increases in other other assets and current assets of $14.7 million and $4.8 million, respectively. These cash inflows were partially offset by cash outflows due to a decrease of $28.9 million in accounts payable and accrued liabilities and $23.0 million in payables to affiliates, offset by an increase in other noncurrent liabilities of $1.7 million. Changes in receivables, inventory, payables and accrued liabilities are primarily due to our segments’ operating activities and are subject to the timing of purchases and sales and fluctuations in commodity pricing.
Changes in operating assets and liabilities for the six months ended June 30, 2016, generated a net decrease in operating cash flows of $19.4 million. The decrease to operating cash flow due to the change in operating assets and liabilities was primarily a result of increases of $60.1 million in accounts receivable, $15.9 million in inventories, $4.3 million in receivables from affiliates and $2.2 million in derivatives and margin deposits. These cash outflows were partially offset by cash inflows due to increases of $60.9 million in accounts payable and accrued liabilities and $4.0 million in payables to affiliates. Changes in receivables, inventory, payables and accrued liabilities are primarily due to our segments’ operating activities and are subject to the timing of purchases and sales and fluctuations in commodity pricing.
Investing Activities
For the six months ended June 30, 2017, we had net cash outflows of $191.2 million from investing activities, due primarily to $211.1 million of capital expenditures and $9.6 million of contributions to equity method investments, offset by investing cash inflows of $16.2 million in proceeds from the sale of long-lived assets and $13.4 million of distributions in excess of equity in earnings of affiliates. Capital expenditures primarily related to the Maurepas Pipeline. Contributions to equity method investments primarily relate to Glass Mountain growth projects. Proceeds from the sale of long-lived assets related to the sale of non-core assets. Distributions in excess of equity in earnings of affiliates represent cash distributions from White Cliffs and Glass Mountain in excess of our cumulative equity in earnings and are accounted for as a return of investment.
For the six months ended June 30, 2016, we had net cash outflows of $58.0 million from investing activities, due primarily to $128.9 million of capital expenditures and $3.4 million of contributions to equity method investments, offset by investing cash inflows of $60.5 million in proceeds from the sale of our common limited partner units of NGL Energy and $13.8 million of distributions in excess of equity in earnings of affiliates. Capital expenditures primarily related to the Maurepas Pipeline, crude oil pipeline projects, SemGas’ Northern Oklahoma expansion projects and SemCAMS’ Wapiti plant. Distributions in excess of equity in earnings of affiliates represent cash distributions from White Cliffs and Glass Mountain in excess of our cumulative equity in earnings and are accounted for as a return of investment.
Financing Activities
For the six months ended June 30, 2017, we had net cash inflows of $78.8 million from financing activities, which related to borrowings on credit facilities and the issuance of senior unsecured notes, net of discount, of $550.0 million, offset by principal payments on credit facilities and other obligations of $388.7 million, dividends paid of $59.5 million, debt extinguishment costs of $16.3 million, debt issuance costs of $6.0 million and $1.3 million to repurchase common stock for payment of statutory taxes due on equity-based compensation. Net borrowings were used primarily to extinguish senior unsecured notes and for capital expenditures. Debt issuance costs related to the issuance of senior unsecured notes.
For the six months ended June 30, 2016, we had net cash inflows of $177.6 million from financing activities, which related to borrowings on long-term debt of $283.5 million and proceeds from the issuance of common shares, net of offering costs, of $228.5 million, partially offset by principal payments on long-term debt of $272.9 million, dividends paid of $39.7 million, distributions to non-controlling interests of $21.5 million and $0.9 million to repurchase common stock for payment of statutory taxes due on equity-based compensation. Net borrowings were used primarily for capital expenditures. Proceeds from the issuance of common shares were used to repay borrowings on our credit facility and for capital expenditures and general corporate purposes.
Long-term Debt
Senior Unsecured Notes
At June 30, 2017, we had outstanding $400 million of 5.625% senior unsecured notes due 2022, $350 million of 5.625% senior unsecured notes due 2023 and $325 million of 6.375% senior unsecured notes due 2025.
SemGroup Revolving Credit Facility
At June 30, 2017, we had $164.0 million of cash borrowings outstanding under our $1.0 billion revolving credit facility. We had $33.8 million in outstanding letters of credit on that date. At July 31, 2017, we had $525.0 million of cash borrowings outstanding under this facility and $33.8 million in outstanding letters of credit. The maximum letter of credit capacity under this facility is $250 million. The facility can be increased up to $300 million. The credit agreement expires on March 15, 2021.

At June 30, 2017, we had available borrowing capacity of $802.2 million under this facility. At July 31, 2017, we had available borrowing capacity of $441.2 million under this facility.
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
SemMexico Credit Facilities
At June 30, 2017, SemMexico had no amounts outstanding on its $70 million Mexican pesos (U.S. $3.9 million at the June 30, 2017 exchange rate) credit facility which matures in May 2018. At June 30, 2017, SemMexico had outstanding letters of credit of $292.8 million Mexican pesos (U.S. $16.2 million at the June 30, 2017 exchange rate).

HFOTCO Debt Assumption and Revolving Credit Facility
On July 17, 2017, we completed the acquisition of HFOTCO and assumed approximately $761 million of existing net debt at HFOTCO, which will be adjusted to fair value through acquisition accounting. As of the Closing Date, the assumed debt at HFOTCO consisted of $534.9 million of senior secured term loans and $225 million of limited obligation revenue bonds due November 1, 2050 (the “IKE Bonds”). In addition, HFOTCO has a $75 million senior secured revolving credit facility. HFOTCO indebtedness is non-recourse to the Company.
At HFOTCO’s option, outstanding senior secured term loan and outstanding senior secured revolver borrowings bear interest at either the Eurodollar rate or an alternate base rate (“ABR”) plus, in each case, an applicable margin. After the Closing Date, the applicable margin relating to outstanding senior secured term loans is 3.5% per annum for Eurodollar loans or 2.5% per annum for ABR loans and the applicable margin relating to outstanding senior secured revolver borrowings is 3.25% per annum for Eurodollar loans or 2.25% per annum for ABR loans. The rate of interest for the IKE Bonds is determined to August 19, 2019, at 3-month LIBOR plus the applicable spread, which ranges from 1.25% to 1.65% per annum based on reference to a super senior leverage based pricing grid. Senior secured term loans require quarterly payments of 0.25% of the original $550 million loan amount and mature on August 19, 2021. Senior secured revolving borrowings mature on August 19, 2019. HFOTCO may request an increase of up to an additional $25 million of incremental revolving commitments under the revolving credit facility or the incurrence of up to an additional $100 million of incremental term loans. Senior secured term loans, borrowings under the senior secured revolving credit facility and the IKE Bonds are guaranteed by BGCT and secured by a lien on substantially all of the assets of HFOTCO.
The agreement governing HFOTCO senior secured term loans or senior secured revolver borrowings (the “HFOTCO Credit Agreement”) includes customary representations and warranties and affirmative and negative covenants, which were made only for the purposes of the HFOTCO Credit Agreement and as of the specific date (or dates) set forth therein, and may be subject to certain limitations as agreed upon by the contracting parties, and apply only to BGCT, HFOTCO and any subsidiaries of HFOTCO party to the HFOTCO Credit Agreement. Such limitations include the creation of new liens, indebtedness, making of certain restricted payments and payments on indebtedness, making certain dispositions, making material changes in business activities, making fundamental changes including liquidations, mergers or consolidations, making certain investments, entering into certain transactions with affiliates, making amendments to material agreements, modifying the fiscal year, dealing with hazardous materials in certain ways, entering into certain hedging arrangements, entering into certain restrictive agreements, and funding or engaging in sanctioned activities.
In addition, the HFOTCO Credit Agreement contains a financial performance covenant as follows (the “HFOTCO Financial Covenant”): if the aggregate revolving exposure exceeds 25% of the HFOTCO Revolving Commitments, the total adjusted net leverage ratio of BGCT and its restricted subsidiaries under the HFOTCO Credit Agreement may not exceed 7.50 to 1.00 as of the last day of any fiscal quarter. The financial performance covenant is solely for the benefit of the lenders holding HFOTCO Revolving Commitments or HFOTCO Revolving Loans.
The HFOTCO Credit Agreement includes customary events of default, including events of default relating inaccuracy of representations and warranties in any material respect when made or when deemed made, non-payment of principal and other amounts owing under the HFOTCO Credit Agreement, including in respect of letter of credit disbursement obligations, violation of covenants, cross acceleration to any material indebtedness of BGCT, HFOTCO and its subsidiaries, bankruptcy and insolvency events, certain unsatisfied judgments, certain ERISA events, certain invalidities of loan documents and the occurrence of a change of control (excluding the change of control occurring on the Closing Date). A default of the HFOTCO Financial Covenant will not constitute an event of default unless lenders holding a majority of the HFOTCO Revolving Commitments and HFOTCO Revolving Loans request that the administrative agent accelerate the maturity of the outstanding HFOTCO Revolving Loans due to a breach of the HFOTCO Financial Covenant. A default under the HFOTCO Credit Agreement would permit the participating banks to terminate commitments, require immediate repayment of any outstanding loans with interest and any unpaid accrued fees, require the cash collateralization of outstanding letter of credit obligations, and subject to intercreditor arrangements with the holders of the IKE Bonds referred to below, exercise other rights and remedies.
The IKE Bond Indentures include customary events of default, including non-payment of principal of or interest on the IKE Bonds, violation of covenants (including under the applicable HCIDC Loan Agreement), bankruptcy and insolvency events, and an event of default under the Continuing Covenants Agreement described below. On August 19, 2019, the IKE Bonds may be converted to bear interest on other terms for a successive term or terms on certain conditions at the option of HFOTCO and, if not converted, will continue to bear interest for successive 5-year terms at 3-month LIBOR plus a spread to be determined by a remarketing agent. If the IKE bonds are not remarketed to investors on August 19, 2019, or the end of any successive interest rate term, at a price equal to their principal amount, they must be purchased by HFOTCO under the HCIDC Loan Agreement for a price equal to their principal amount. The IKE Bonds mature on November 1, 2050.
In connection with the conversion of the interest rate mode of the IKE Bonds from the Weekly Mode to the LIBOR Term Indexed Mode contemporaneously with execution and delivery of the IKE Bond Indentures, certain purchasers purchased the IKE Bonds, and BGCT and HFOTCO, entered into a Continuing Covenant Agreement (the “Existing Continuing Covenant Agreement”), dated as of August 19, 2014, by and among BGCT, as the parent, HFOTCO, as obligor, Bank of America, N.A., as administrative agent and collateral agent, and the bondholders party thereto. In connection with the Closing, the Existing Continuing Covenant Agreement was modified pursuant to that certain Consent and Amendment (the “CCA Amendment”; the Existing Continuing Covenant Agreement, as modified by the CCA Amendment, the “Continuing Covenant Agreement”), dated as of June 5, 2017 and effective as of the Closing Date.
The Continuing Covenant Agreement includes customary representations and warranties and affirmative and negative covenants, which were made only for the purposes of the Continuing Covenant Agreement and as of the specific date (or dates) set forth therein, may be subject to certain limitations as agreed upon by the contracting parties, and apply only to BGCT, HFOTCO and any subsidiaries of HFOTCO party to the Continuing Covenant Agreement. Such covenants include limitations on the creation of new liens, indebtedness, making of certain restricted payments and payments on indebtedness, making certain dispositions, making material changes in business activities, making fundamental changes including liquidations, mergers or consolidations, making certain investments, entering into certain transactions with affiliates, making amendments to certain credit or organizational agreements, modifying the fiscal year, creating or dealing with hazardous materials in certain ways, entering into certain hedging arrangements, entering into certain restrictive agreements, funding or engaging in sanctioned activities, taking actions or causing the trustee to take actions that materially adversely affect the rights, interests, remedies or security of the bondholders, taking actions to remove the trustee, making certain amendments to the bond documents, and taking actions or omitting to take actions that adversely impact the tax-exempt status of the IKE Bonds.
In addition, the Continuing Covenant Agreement contains financial performance covenants as follows:

•	the super senior leverage ratio of BGCT and its restricted subsidiaries under the Continuing Covenant Agreement may not exceed 3.50 to 1.00 as of the last day of any fiscal quarter; and

•	the interest coverage ratio of BGCT and its restricted subsidiaries under the Continuing Covenant Agreement may not be less than 2.00 to 1.00 as of the last day of any fiscal quarter.
The Continuing Covenant Agreement includes customary events of default, including events of default relating to the inaccuracy of representations and warranties in any material respect when made or when deemed made, non-payment of principal and other amounts owing under the Continuing Covenant Agreement, violation of covenants, acceleration of or right of holders to accelerate any material indebtedness of BGCT, HFOTCO and its subsidiaries, bankruptcy and insolvency events, certain unsatisfied judgments, certain ERISA events, certain invalidities of bond, guaranty or collateral documents and the occurrence of a change of control (excluding the change of control occurring on the Closing Date). A default under the Continuing Covenant Agreement would permit the bondholders to accelerate outstanding obligations under the Continuing Covenant Agreement (other than the IKE Bonds), direct the trustee to accelerate the IKE Bonds, and subject to intercreditor arrangements with the creditors of the HFOTCO Credit Agreement, exercise other rights and remedies.

HFOTCO Second Payment
In addition to the assumed debt discussed above, we are required to make the Second Payment as part of the consideration for the acquisition of HFOTCO. The Second Payment requires us to pay the Sellers $600 million in cash if paid on December 31, 2018. If paid prior to December 31, 2018, the amount payable will be discounted by 5% per annum. If not paid by December 31, 2018, the amount payable increases to $680 million and is due by December 31, 2019 or earlier if requested by the Sellers.
Shelf Registration Statement
We have access to a universal shelf registration statement which provides us the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and our capital needs. This shelf registration statement expires in March 2019.
We have also established an “at the market” offering program under this shelf registration statement, which provides for the offer and sale, from time to time, of common shares having an aggregate offering price of up to $300 million. We are able to make sales over a period of time and from time to time in transactions at prices which are prevailing market prices at the time of sale, prices related to market prices or at negotiated prices. Such sales may be made pursuant to an Equity Distribution Agreement between us and certain agents who may act as sales agents or purchase for their own accounts as principals. To date, there have been no such sales.
Registration Rights Agreement
In connection with the HFOTCO acquisition, we entered into a Registration Rights Agreement with the Sellers under which we have agreed to file a registration statement with the SEC to register the offer and resale of the approximately 12.4 million shares of our Class A common stock issued as partial consideration and to use our reasonable best efforts to cause such registration statement to be declared effective no later than 90 days after July 17, 2017.
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

Projected capital expenditures for 2017 are estimated at $575 million in expansion projects, including capital contributions to affiliates for funding growth projects and acquisitions, and $60 million in maintenance projects. These estimates may change as future events unfold. See “Cautionary Note Regarding Forward-Looking Statements.” During the six months ended June 30, 2017, we spent $211.1 million (cash basis) on capital projects and $9.6 million in capital contributions to equity method investees primarily for funding growth projects.
In addition to our budgeted capital program, we anticipate that we will continue to make significant expansion capital expenditures in the future. Consequently, our ability to develop and maintain sources of funds to meet our capital requirements is critical to our ability to meet our growth objectives. We expect that our future expansion capital expenditures will be funded by cash from operations, borrowings under our credit facilities, the issuance of debt and equity securities and proceeds from the divestiture of assets or interests in assets.
SemGroup Dividends
The table below shows dividends declared and/or paid by SemGroup during 2016 and 2017.

Quarter Ended	Record Date	Payment Date	Dividend Per Share
March 31, 2016	March 7, 2016	March 17, 2016	$0.45
June 30, 2016	May 16, 2016	May 26, 2016	$0.45
September 30, 2016	August 15, 2016	August 25, 2016	$0.45
December 31, 2016	November 18, 2016	November 28, 2016	$0.45

March 31, 2017	March 7, 2017	March 17, 2017	$0.45
June 30, 2017	May 15, 2017	May 26, 2017	$0.45
September 30, 2017	August 18, 2017	August 28, 2017	$0.45
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
Customer Concentration
Shell Trading (US) Company, a customer of our Crude Supply and Logistics segment, accounted for more than 10% of our consolidated revenue for the three months ended June 30, 2017, at approximately 28%. Shell Trading (US) Company, a customer of our Crude Supply and Logistics segment, accounted for more than 10% of our consolidated revenue for the six months ended June 30, 2017, at approximately 27%. Although we have contracts with customers of varying durations, if one or more of our major customers were to default on their contract, or if we were unable to renew our contract with one or more of these customers on favorable terms, we might not be able to replace any of these customers in a timely fashion, on favorable terms or at all. In any of these situations, our revenues and our ability to pay cash dividends to our stockholders may be adversely affected. We expect our exposure to risk of non-payment or non-performance to continue as long as we remain substantially dependent on a relatively small number of customers for a substantial portion of our revenues.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined by Item 303 of Regulation S-K.
Commitments
For information regarding purchase and sales commitments, see the discussion under the caption “Purchase and sale commitments” in Note 8 of our condensed consolidated financial statements of this Form 10-Q, which information is incorporated by reference into this Item 2.

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
Commodity Price Risk
The table below outlines the range of NYMEX prompt month daily settle prices for crude oil and natural gas futures, and the range of daily propane spot prices provided by an independent, third-party broker for the three months and six months ended June 30, 2017 and June 30, 2016, and the year ended December 31, 2016.

	Light Sweet Crude Oil Futures (Barrel)	Mont Belvieu (Non-LDH) Spot Propane (Gallon)	Henry Hub Natural Gas Futures (MMBtu)
Three Months Ended June 30, 2017
High	$53.40	$0.68	$3.42
Low	$42.53	$0.57	$2.89
High/Low Differential	$10.87	$0.11	$0.53

Three Months Ended June 30, 2016
High	$51.23	$0.57	$2.92
Low	$35.70	$0.42	$1.90
High/Low Differential	$15.53	$0.15	$1.02

Six Months Ended June 30, 2017
High	$54.45	$0.93	$3.42
Low	$42.53	$0.57	$2.56
High/Low Differential	$11.92	$0.36	$0.86

Six Months Ended June 30, 2016
High	$51.23	$0.57	$2.92
Low	$26.21	$0.29	$1.64
High/Low Differential	$25.02	$0.28	$1.28

Year Ended December 31, 2016
High	$54.06	$0.71	$3.93
Low	$26.21	$0.29	$1.64
High/Low Differential	$27.85	$0.42	$2.29
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
However, the SemGas segment has exposure to commodity price risk because of the nature of certain contracts for which our fee is based on a percentage of proceeds or index related to the prices of natural gas, natural gas liquids and condensate. Given current volumes, liquid recoveries and contract terms, we estimate the following sensitivities over the next twelve months:

•	A 10% increase in the price of natural gas and natural gas liquids results in approximately a $2.5 million increase to gross margin.

•	A 10% decrease in those prices would have the opposite effect.
The above sensitivities may be impacted by changes in contract mix, change in production or other factors which are outside of our control.
Additionally, based on our open derivative contracts at June 30, 2017, an increase in the applicable market price or prices for each derivative contract would result in a decrease in our crude oil sales revenues. Likewise, a decrease in the applicable market price or prices for each derivative contract would result in an increase in our crude oil sales revenues. However, the increases or decreases in crude oil sales revenues we recognize from our open derivative contracts are substantially offset by higher or lower crude oil sales revenues when the physical sale of the product occurs. These contracts may be for the purchase or sale of crude oil or in markets different from the physical markets in which we are attempting to hedge our exposure, or may have timing differences relative to the physical markets. As a result of these factors, our hedges may not eliminate all price risks.
The notional volumes and fair value of our commodity derivatives open positions as well as the change in fair value that would be expected from a 10% market price increase or decrease is shown in the table below (in thousands):

	Notional Volume (Barrels)	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease	Settlement Date
Crude oil:
Futures	388 short	$(427)	$(1,786)	$1,786	August 2017
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
Interest Rate Risk
We use variable rate debt and are exposed to market risk due to the floating interest rates on our credit facilities. Therefore, from time-to-time we may use interest rate derivatives to manage interest obligations on specific debt issuances. Our variable rate debt bears interest at LIBOR or prime, subject to certain floors, plus the applicable margin. At June 30, 2017, an increase in these base rates of 1%, above the base rate floors, would increase our interest expense by $0.3 million for the three months ended June 30, 2017. At June 30, 2017, an increase in these base rates of 1%, above the base rate floors, would increase our interest expense by $0.4 million for the six months ended June 30, 2017.
The average interest rates presented below are based upon rates in effect at June 30, 2017 and December 31, 2016. The carrying value of the variable rate instruments in our credit facilities approximate fair value primarily because our rates fluctuate with prevailing market rates.

The following table summarizes our debt obligations:

Liabilities	June 30, 2017	December 31, 2016
Short-term debt - variable rate	$0.0 million	$0.0 million
Average interest rate	0.00%	0.00%
Long-term debt - variable rate	$164.0 million	$20.0 million
Average interest rate	3.89%	4.750%
Long-term debt - fixed rate	$325.0 million	$300.0 million
Fixed interest rate	6.375%	7.50%
Long-term debt - fixed rate	$750.0 million	$750.0 million
Fixed interest rate	5.625%	5.625%
Currency Exchange Risk
The cash flows related to our U.K., Canada and Mexico operations are based on the U.S. dollar equivalent of such amounts measured in British pounds, Canadian dollars and Mexican pesos. Assets and liabilities of our U.K., Canadian and Mexican subsidiaries are translated to U.S. dollars using the applicable exchange rate as of the end of a reporting period. Revenue, expenses and cash flows are translated using the average exchange rate during the reporting period.
A 10% change in the average exchange rate during the three months ended June 30, 2017, would change operating income by $2.0 million. A 10% change in the average exchange rate during the six months ended June 30, 2017, would change operating income by $3.7 million.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act), are effective as of June 30, 2017. This conclusion is based on an evaluation conducted under the supervision and participation of our Chief Executive Officer and Chief Financial Officer along with our management. Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2017, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For information regarding legal proceedings, see the discussion under the captions “Environmental” and “Other matters,” in Note 8 of our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated by reference into this Item 1.

Item 1A.	Risk Factors
Except as set forth below, there have been no material changes to the risk factors involving us from those previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.
We may not realize the anticipated benefits of our acquisition of HFOTCO.
On July 17, 2017, we completed the acquisition of HFOTCO. We believe that the HFOTCO acquisition will, among other things, further de-risk our business by adding secure, downstream cash flow to our portfolio mix, provide a new growth platform to capture opportunities within the Houston Ship Channel’s processing, trading and import/export complex, and provide strong and consistent cash flows regardless of commodity price fluctuations. However, our assessments and expectations regarding these anticipated benefits of the HFOTCO acquisition may prove to be incorrect. Accordingly, there can be no assurance we will realize the anticipated benefits of the HFOTCO acquisition.
Our failure to make the Second Payment or comply with the terms of the Guarantee, Pledge, and Security Agreement with the Sellers of HFOTCO (the “HFOTCO Pledge Agreement”) could have material adverse consequences to us. In addition, the terms of the HFOTCO Pledge Agreement limit the conduct of HFOTCO business.
The total purchase consideration to acquire HFOTCO consists of two payments. On July 17, 2017, upon the closing of the HFOTCO acquisition, we made the first payment to the Sellers, which consisted of $301 million in cash (subject to customary adjustments for working capital net indebtedness and capital expenditures, issuance of approximately 12.4 million shares of our Class A common stock, and the assumption of existing HFOTCO net debt of approximately $761 million. The Second Payment requires us to pay the Sellers $600 million in cash if paid on December 31, 2018. If paid prior to December 31, 2018, the amount payable will be discounted by 5% per annum. If not paid by December 31, 2018, the amount payable increases to $680 million and is due by December 31, 2019 or earlier if requested by the Sellers. The Second Payment is secured by the HFOTCO Pledge Agreement pursuant to which certain of our subsidiaries guaranteed the obligation to pay the Second Payment and the Second Payment is secured by a pledge of the equity interests and assets of certain of our subsidiaries that own HFOTCO.
The HFOTCO Pledge Agreement contains certain customary affirmative and negative covenants, which, among other things and subject to the exceptions and materiality qualifiers set forth therein, generally (i) require certain of our subsidiaries that own HFOTCO to maintain their existence, provide or make available to Sellers certain financial and other information regarding such subsidiaries and HFOTCO, and to operate in compliance with applicable legal requirements and permits, and (ii) restrict the ability of such subsidiaries to incur liens on any of their respective assets other than permitted liens, make certain restricted payments, sell any assets, form new subsidiaries, liquidate, wind-up or dissolve, merge or sell all or substantially all of their respective assets, establish trade names, make certain investments, engage in certain transactions with affiliates, amend or waive rights under the organizational documents or HFOTCO’s credit agreement, in each case until such time as the Second Payment is paid in full. The HFOTCO Pledge Agreement contains customary events of default, including certain representations and warranties set forth in such agreement or related to the enforceability of the obligation to pay the Second Payment being proved to be false, the failure of certain of our subsidiaries to pay the Second Payment when due, the breach of specified covenants (in some cases, following a specified cure period), an event of default under HFOTCO’s credit agreement or debt agreements other than certain events of default waived by the applicable lenders party thereto, the initiation of involuntary or voluntary bankruptcy proceedings by or against us or certain of our subsidiaries, the failure to discharge certain judgments within 60 days after entry thereof, and a change of control (as defined in the HFOTCO Pledge Agreement). Upon the occurrence of an event of default, the Sellers of HFOTCO have the right to, among other things, force the sale of the pledged equity interests in certain of our subsidiaries that own HFOTCO to satisfy the Second Payment.
We expect to record material amounts of tangible and intangible assets (including goodwill) as a result of our acquisition of HFOTCO. An impairment of our assets, including goodwill, property, plant, and equipment, intangible assets, and/or equity-method investments, could reduce our earnings.

We expect to record material amounts of tangible and intangible assets (including goodwill) as a result of our acquisition of HFOTCO. Accounting principles generally accepted in the U.S. require us to test certain assets for impairment on either an annual basis or when events or circumstances occur which indicate that the carrying value of such assets might be impaired. The outcome of such testing could result in impairments of our assets including our goodwill, property, plant, and equipment, intangible assets, and/or equity method investments. Additionally, any asset monetizations could result in impairments if any other assets are sold or otherwise exchanged for amounts less than their carrying value. If we determine that an impairment has occurred, we would be required to take an immediate non-cash charge to earnings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases of our common stock by us during the quarter ended June 30, 2017:

	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2017 - April 30, 2017	5,213	$36.00	—	—
May 1, 2017 - May 31, 2017	977	32.65	—	—
June 1, 2017 - June 30, 2017	150	26.35	—	—
Total	6,340	$35.25	—	—

(1)	Represents shares of common stock withheld from certain of our employees for payment of taxes associated with the vesting of restricted stock awards.
(2)	The price paid per common share represents the closing price as posted on the New York Stock Exchange on the day that the shares were purchased.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
Not applicable

Item 5.	Other Information
None

Item 6.	Exhibits
The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
2
Purchase and Sale Agreement by and among SemGroup Corporation, Beachhead I LLC, Beachhead II LLC, Buffalo Investor I, LP and Buffalo Investor II, LP, dated as of June 5, 2017 (filed as Exhibit 2.1 to our current report on Form 8-K dated June 5, 2017, filed June 6, 2017, and incorporated herein by reference).

3	Amended and Restated Certificate of Incorporation, dated as of November 30, 2009, as amended, of SemGroup Corporation.
4.1
Amended and Restated Bond Indenture, dated as of August 19, 2014, between Harris County Industrial Development Corporation and The Bank of New York Mellon Trust Company, National Association, as trustee, relating to $75 million Series 2010 Marine Terminal Revenue Bonds (filed as Exhibit 4.1 to our current report on Form 8-K dated July 17, 2017, filed July 17, 2017, and incorporated herein by reference).

4.2
Amended and Restated Bond Indenture, dated as of August 19, 2014, between Harris County Industrial Development Corporation and The Bank of New York Mellon Trust Company, National Association, as trustee, relating to $50 million Series 2011 Marine Terminal Revenue Bonds (filed as Exhibit 4.2 to our current report on Form 8-K dated July 17, 2017, filed July 17, 2017, and incorporated herein by reference).

4.3
Amended and Restated Bond Indenture, dated as of August 19, 2014, between Harris County Industrial Development Corporation and The Bank of New York Mellon Trust Company, National Association, as trustee, relating to $100 million Series 2012 Marine Terminal Revenue Bonds (filed as Exhibit 4.3 to our current report on Form 8-K dated July 17, 2017, filed July 17, 2017, and incorporated herein by reference).

4.4
Continuing Covenant Agreement, dated as of August 19, 2014, between HFOTCO LLC, as obligor, Buffalo Gulf Coast Terminals LLC, as the parent, Bank of America, N.A., as administrative agent and collateral agent, and the bondholders party thereto (filed as Exhibit 4.4 to our current report on Form 8-K dated July 17, 2017, filed July 17, 2017, and incorporated herein by reference).

4.5
Consent and Amendment to Continuing Covenant Agreement, dated as of June 5, 2017, between HFOTCO LLC, as obligor, Buffalo Gulf Coast Terminals LLC, as the parent, Bank of America, N.A., as administrative agent and collateral agent, and the bondholders party thereto (filed as Exhibit 4.5 to our current report on Form 8-K dated July 17, 2017, filed July 17, 2017, and incorporated herein by reference).

4.6
Loan Agreement, dated as of November 1, 2010, by and between HFOTCO LLC and Harris County Industrial Development Corporation, relating to $75 million Series 2010 Marine Terminal Revenue Bonds (filed as Exhibit 4.6 to our current report on Form 8-K dated July 17, 2017, filed July 17, 2017, and incorporated herein by reference).

4.7
Loan Agreement, dated as of December 1, 2011, by and between HFOTCO LLC and Harris County Industrial Development Corporation, relating to $50 million Series 2011 Marine Terminal Revenue Bonds (filed as Exhibit 4.7 to our current report on Form 8-K dated July 17, 2017, filed July 17, 2017, and incorporated herein by reference).

4.8
Loan Agreement, dated as of October 1, 2012, by and between HFOTCO LLC and Harris County Industrial Development Corporation, relating to $100 million Series 2012 Marine Terminal Revenue Bonds (filed as Exhibit 4.8 to our current report on Form 8-K dated July 17, 2017, filed July 17, 2017, and incorporated herein by reference).

4.9
First Amendment to Loan Agreement, dated as of August 19, 2014, by and between HFOTCO LLC and Harris County Industrial Development Corporation, relating to $75 million Series 2010 Marine Terminal Revenue Bonds (filed as Exhibit 4.9 to our current report on Form 8-K dated July 17, 2017, filed July 17, 2017, and incorporated herein by reference).

4.10
First Amendment to Loan Agreement, dated as of August 19, 2014, by and between HFOTCO LLC and Harris County Industrial Development Corporation, relating to $50 million Series 2011 Marine Terminal Revenue Bonds (filed as Exhibit 4.10 to our current report on Form 8-K dated July 17, 2017, filed July 17, 2017, and incorporated herein by reference).

4.11
First Amendment to Loan Agreement, dated as of August 19, 2014, by and between HFOTCO LLC and Harris County Industrial Development Corporation, relating to $100 million Series 2012 Marine Terminal Revenue Bonds (filed as Exhibit 4.11 to our current report on Form 8-K dated July 17, 2017, filed July 17, 2017, and incorporated herein by reference).

4.12
Registration Rights Agreement by and among SemGroup Corporation, Buffalo Investor I, LP and Buffalo Investor II, LP, dated as of July 17, 2017 (filed as Exhibit 10.1 to our current report on Form 8-K, dated July 17, 2017, filed July 17, 2017, and incorporated herein by reference.)

10.1
First Amendment to Amended and Restated Credit Agreement, dated as of April 4, 2017, to the Amended and Restated Credit Agreement, dated as of September 30, 2016, entered into by and among others, SemGroup Corporation, as borrower, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (filed as Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended March 31, 2017, filed May 5, 2017, filed March 21, 2017, and incorporated herein by reference).

10.2
Credit Agreement, dated as of August 19, 2014, among Buffalo Gulf Coast Terminals LLC, as the parent, HFOTCO LLC, as the borrower, Morgan Stanley Senior Funding, Inc. as administrative agent, Bank of America, N.A., as collateral agent, and the lenders party thereto (filed as Exhibit 10.2 to our current report on Form 8-K dated July 17, 2017, filed July 17, 2017, and incorporated herein by reference).

10.3
Consent and Amendment No. 1 to Credit Agreement, dated as of June 14, 2017, among Buffalo Gulf Coast Terminals LLC, as the parent, HFOTCO LLC, as the borrower, Morgan Stanley Senior Funding, Inc. as administrative agent, Bank of America, N.A., as collateral agent, and the lenders party thereto (filed as Exhibit 10.3 to our current report on Form 8-K dated July 17, 2017, filed July 17, 2017, and incorporated herein by reference).

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

Date: August 7, 2017	SEMGROUP CORPORATION

	By:	/s/ Robert N. Fitzgerald
Robert N. Fitzgerald
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX
The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
2
Purchase and Sale Agreement by and among SemGroup Corporation, Beachhead I LLC, Beachhead II LLC, Buffalo Investor I, LP and Buffalo Investor II, LP, dated as of June 5, 2017 (filed as Exhibit 2.1 to our current report on Form 8-K dated June 5, 2017, filed June 6, 2017, and incorporated herein by reference).

3	Amended and Restated Certificate of Incorporation, dated as of November 30, 2009, as amended, of SemGroup Corporation.
4.1
Amended and Restated Bond Indenture, dated as of August 19, 2014, between Harris County Industrial Development Corporation and The Bank of New York Mellon Trust Company, National Association, as trustee, relating to $75 million Series 2010 Marine Terminal Revenue Bonds (filed as Exhibit 4.1 to our current report on Form 8-K dated July 17, 2017, filed July 17, 2017, and incorporated herein by reference).

4.2
Amended and Restated Bond Indenture, dated as of August 19, 2014, between Harris County Industrial Development Corporation and The Bank of New York Mellon Trust Company, National Association, as trustee, relating to $50 million Series 2011 Marine Terminal Revenue Bonds (filed as Exhibit 4.2 to our current report on Form 8-K dated July 17, 2017, filed July 17, 2017, and incorporated herein by reference).

4.3
Amended and Restated Bond Indenture, dated as of August 19, 2014, between Harris County Industrial Development Corporation and The Bank of New York Mellon Trust Company, National Association, as trustee, relating to $100 million Series 2012 Marine Terminal Revenue Bonds (filed as Exhibit 4.3 to our current report on Form 8-K dated July 17, 2017, filed July 17, 2017, and incorporated herein by reference).

4.4
Continuing Covenant Agreement, dated as of August 19, 2014, between HFOTCO LLC, as obligor, Buffalo Gulf Coast Terminals LLC, as the parent, Bank of America, N.A., as administrative agent and collateral agent, and the bondholders party thereto (filed as Exhibit 4.4 to our current report on Form 8-K dated July 17, 2017, filed July 17, 2017, and incorporated herein by reference).

4.5
Consent and Amendment to Continuing Covenant Agreement, dated as of June 5, 2017, between HFOTCO LLC, as obligor, Buffalo Gulf Coast Terminals LLC, as the parent, Bank of America, N.A., as administrative agent and collateral agent, and the bondholders party thereto (filed as Exhibit 4.5 to our current report on Form 8-K dated July 17, 2017, filed July 17, 2017, and incorporated herein by reference).

4.6
Loan Agreement, dated as of November 1, 2010, by and between HFOTCO LLC and Harris County Industrial Development Corporation, relating to $75 million Series 2010 Marine Terminal Revenue Bonds (filed as Exhibit 4.6 to our current report on Form 8-K dated July 17, 2017, filed July 17, 2017, and incorporated herein by reference).

4.7
Loan Agreement, dated as of December 1, 2011, by and between HFOTCO LLC and Harris County Industrial Development Corporation, relating to $50 million Series 2011 Marine Terminal Revenue Bonds (filed as Exhibit 4.7 to our current report on Form 8-K dated July 17, 2017, filed July 17, 2017, and incorporated herein by reference).

4.8
Loan Agreement, dated as of October 1, 2012, by and between HFOTCO LLC and Harris County Industrial Development Corporation, relating to $100 million Series 2012 Marine Terminal Revenue Bonds (filed as Exhibit 4.8 to our current report on Form 8-K dated July 17, 2017, filed July 17, 2017, and incorporated herein by reference).

4.9
First Amendment to Loan Agreement, dated as of August 19, 2014, by and between HFOTCO LLC and Harris County Industrial Development Corporation, relating to $75 million Series 2010 Marine Terminal Revenue Bonds (filed as Exhibit 4.9 to our current report on Form 8-K dated July 17, 2017, filed July 17, 2017, and incorporated herein by reference).

4.10
First Amendment to Loan Agreement, dated as of August 19, 2014, by and between HFOTCO LLC and Harris County Industrial Development Corporation, relating to $50 million Series 2011 Marine Terminal Revenue Bonds (filed as Exhibit 4.10 to our current report on Form 8-K dated July 17, 2017, filed July 17, 2017, and incorporated herein by reference).

4.11
First Amendment to Loan Agreement, dated as of August 19, 2014, by and between HFOTCO LLC and Harris County Industrial Development Corporation, relating to $100 million Series 2012 Marine Terminal Revenue Bonds (filed as Exhibit 4.11 to our current report on Form 8-K dated July 17, 2017, filed July 17, 2017, and incorporated herein by reference).

4.12
Registration Rights Agreement by and among SemGroup Corporation, Buffalo Investor I, LP and Buffalo Investor II, LP, dated as of July 17, 2017 (filed as Exhibit 10.1 to our current report on Form 8-K, dated July 17, 2017, filed July 17, 2017, and incorporated herein by reference.)

10.1
First Amendment to Amended and Restated Credit Agreement, dated as of April 4, 2017, to the Amended and Restated Credit Agreement, dated as of September 30, 2016, entered into by and among others, SemGroup Corporation, as borrower, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (filed as Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended March 31, 2017, filed May 5, 2017, filed March 21, 2017, and incorporated herein by reference).

10.2
Credit Agreement, dated as of August 19, 2014, among Buffalo Gulf Coast Terminals LLC, as the parent, HFOTCO LLC, as the borrower, Morgan Stanley Senior Funding, Inc. as administrative agent, Bank of America, N.A., as collateral agent, and the lenders party thereto (filed as Exhibit 10.2 to our current report on Form 8-K dated July 17, 2017, filed July 17, 2017, and incorporated herein by reference).

10.3
Consent and Amendment No. 1 to Credit Agreement, dated as of June 14, 2017, among Buffalo Gulf Coast Terminals LLC, as the parent, HFOTCO LLC, as the borrower, Morgan Stanley Senior Funding, Inc. as administrative agent, Bank of America, N.A., as collateral agent, and the lenders party thereto (filed as Exhibit 10.3 to our current report on Form 8-K dated July 17, 2017, filed July 17, 2017, and incorporated herein by reference).

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