Form 10-Q
period 2017-09-30
SemGroup Corp
filed 2017-11-09
CIK 1489136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class		Outstanding at October 31, 2017
Class A	Common stock, $0.01 par	78,684,831	Shares
Class B	Common stock, $0.01 par	—	Shares

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
All statements, other than statements of historical fact, included in this Form 10-Q regarding the prospects of our industry, our anticipated financial performance, management’s plans and objectives for future operations, planned capital expenditures, business prospects, outcome of regulatory proceedings, market conditions and other matters, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negative of these terms or variations of them or similar terms. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks, and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those discussed in Item 1A of our most recent Annual Report on Form 10-K, entitled “Risk Factors,” risk factors discussed in other reports and documents that we file with the Securities and Exchange Commission (the “SEC”) and the following:

•	Our ability to generate sufficient cash flow from operations to enable us to pay our debt obligations and our current and expected dividends or to fund our other liquidity needs;

•	Any sustained reduction in demand for, or supply of, the petroleum products we gather, transport, process, market and store;

•	The effect of our debt level on our future financial and operating flexibility, including our ability to obtain additional capital on terms that are favorable to us;

•	Our ability to access the debt and equity markets, which will depend on general market conditions and the credit ratings for our debt obligations and equity;

•	The failure to realize the anticipated benefits of our acquisition of HFOTCO LLC, doing business as Houston Fuel Oil Terminal Company LLC (“HFOTCO”);

•	Our ability to pay the second payment related to our HFOTCO acquisition and the consequences of our failing to do so;

•	The loss of, or a material nonpayment or nonperformance by, any of our key customers;

•	The amount of cash distributions, capital requirements and performance of our investments and joint ventures;

•	The consequences of any divestitures of non-strategic operating assets or divestitures of interests in some of our operating assets through partnerships and/or joint ventures;

•	The amount of collateral required to be posted from time to time in our purchase, sale or derivative transactions;

•	The impact of operational and developmental hazards and unforeseen interruptions;

•	Our ability to obtain new sources of supply of petroleum products;

•	Competition from other midstream energy companies;

•
Our ability to comply with the covenants contained in our credit agreements, continuing covenant agreement and the indentures governing our notes, including requirements under our credit agreements and continuing covenant agreement to maintain certain financial ratios;

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

SEMGROUP CORPORATION
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par value)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$68,013	$74,216
Accounts receivable (net of allowance of $3,277 and $2,322, respectively)	474,795	418,339
Receivable from affiliates	5,531	25,455
Inventories	128,633	99,234
Other current assets	21,922	18,630
Total current assets	698,894	635,874
Property, plant and equipment (net of accumulated depreciation of $486,969 and $393,635, respectively)	3,394,035	1,762,072
Equity method investments	433,805	434,289
Goodwill	262,059	34,230
Other intangible assets (net of accumulated amortization of $51,469 and $39,018, respectively)	413,730	150,978
Other noncurrent assets	162,402	57,529
Total assets	$5,364,925	$3,074,972
LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$435,592	$367,307
Payable to affiliates	4,877	26,508
Accrued liabilities	106,045	81,104
Deferred revenue	9,230	10,571
Other current liabilities	4,242	2,839
Current portion of long-term debt	5,529	26
Total current liabilities	565,515	488,355
Long-term debt, net	3,009,429	1,050,918
Deferred income taxes	57,476	64,501
Other noncurrent liabilities	38,614	25,233
Commitments and contingencies (Note 10)
SemGroup owners’ equity:
Preferred stock, $0.01 par value (authorized - 4,000 shares; issued - none)	—	—
Common stock, $0.01 par value (authorized - 100,000 shares; issued - 79,679 and 67,079 shares, respectively)	785	659
Additional paid-in capital	1,804,277	1,561,695
Treasury stock, at cost (1,018 and 980 shares, respectively)	(7,919)	(6,558)
Accumulated deficit	(53,553)	(35,917)
Accumulated other comprehensive loss	(49,699)	(73,914)
Total owners’ equity	1,693,891	1,445,965
Total liabilities and owners’ equity	$5,364,925	$3,074,972
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Product	$423,531	$245,920	$1,164,898	$692,942
Service	105,287	66,074	261,967	192,347
Lease	2,646	—	2,646	—
Other	14,458	15,770	45,600	44,703
Total revenues	545,922	327,764	1,475,111	929,992
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	398,252	218,503	1,087,357	592,292
Operating	62,666	52,636	188,095	157,537
General and administrative	35,210	20,583	83,606	62,419
Depreciation and amortization	50,135	24,922	100,336	74,028
Loss on disposal or impairment, net	41,625	1,018	43,801	16,010
Total expenses	587,888	317,662	1,503,195	902,286
Earnings from equity method investments	17,367	15,845	52,211	55,994
Loss on issuance of common units by equity method investee	—	—	—	(41)
Operating income (loss)	(24,599)	25,947	24,127	83,659
Other expenses (income), net:
Interest expense	32,711	18,517	60,055	54,105
Loss on early extinguishment of debt	—	—	19,930	—
Foreign currency transaction loss (gain)	(747)	659	(1,758)	3,671
Loss on sale or impairment of equity method investment	—	—	—	30,644
Other income, net	(211)	(492)	(802)	(1,170)
Total other expenses, net	31,753	18,684	77,425	87,250
Income (loss) from continuing operations before income taxes	(56,352)	7,263	(53,298)	(3,591)
Income tax expense (benefit)	(37,249)	11,898	(33,529)	(4,851)
Income (loss) from continuing operations	(19,103)	(4,635)	(19,769)	1,260
Loss from discontinued operations, net of income taxes	—	—	—	(1)
Net income (loss)	(19,103)	(4,635)	(19,769)	1,259
Less: net income attributable to noncontrolling interests	—	225	—	11,167
Net loss attributable to SemGroup	$(19,103)	$(4,860)	$(19,769)	$(9,908)
Net income (loss)	$(19,103)	$(4,635)	$(19,769)	$1,259
Other comprehensive income (loss), net of income taxes	9,230	(7,051)	24,215	(4,569)
Comprehensive income (loss)	(9,873)	(11,686)	4,446	(3,310)
Less: comprehensive income attributable to noncontrolling interests	—	225	—	11,167
Comprehensive income (loss) attributable to SemGroup	$(9,873)	$(11,911)	$4,446	$(14,477)
Net loss attributable to SemGroup per common share (Note 12):
Basic	$(0.25)	$(0.09)	$(0.29)	$(0.21)
Diluted	$(0.25)	$(0.09)	$(0.29)	$(0.21)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(19,769)	$1,259
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	100,336	74,028
Loss on disposal or impairment, net	43,801	16,010
Earnings from equity method investments	(52,211)	(55,994)
Loss on issuance of common units by equity method investee	—	41
Loss on sale or impairment of equity method investment	—	30,644
Distributions from equity method investments	51,606	58,674
Amortization of debt issuance costs and discount	4,449	6,189
Loss on early extinguishment of debt	19,930	—
Deferred tax benefit	(37,824)	(7,810)
Non-cash equity compensation	8,517	7,046
Provision for uncollectible accounts receivable, net of recoveries	761	(551)
Foreign currency transaction loss (gain)	(1,758)	3,671
Gain on pension curtailment	(3,008)	—
Inventory valuation adjustment	455	—
Changes in operating assets and liabilities, net of the effect of acquisitions (Note 13)	(22,868)	6,897
Net cash provided by operating activities	92,417	140,104
Cash flows from investing activities:
Capital expenditures	(346,204)	(203,776)
Proceeds from sale of long-lived assets	16,638	98
Contributions to equity method investments	(18,808)	(3,756)
Payments to acquire business, net of cash acquired	(293,039)	—
Proceeds from sale of common units of equity method investee	—	60,483
Distributions in excess of equity in earnings of affiliates	19,296	22,792
Net cash used in investing activities	(622,117)	(124,159)
Cash flows from financing activities:
Debt issuance costs	(10,839)	(7,459)
Borrowings on credit facilities and issuance of senior notes, net of discount	1,353,377	362,500
Principal payments on credit facilities and other obligations	(711,941)	(393,994)
Debt extinguishment costs	(16,293)	—
Proceeds from issuance of common shares, net of offering costs	—	223,739
Distributions to noncontrolling interests	—	(32,133)
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(1,361)	(945)
Dividends paid	(94,714)	(63,338)
Proceeds from issuance of common stock under employee stock purchase plan	796	774
Net cash provided by financing activities	519,025	89,144
Effect of exchange rate changes on cash and cash equivalents	4,472	563
Change in cash and cash equivalents	(6,203)	105,652
Cash and cash equivalents at beginning of period	74,216	58,096
Cash and cash equivalents at end of period	$68,013	$163,748
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

1.	OVERVIEW
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Although management believes these estimates are reasonable, actual results could differ materially from these estimates. The results of operations for the three months and nine months ended September 30, 2017, are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.
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
Prior year amounts have been recast from the amounts originally reported to correct for an immaterial error identified by management in the fourth quarter of 2016 related to an under capitalization of interest on certain capital projects. Previously reported interest expense has been decreased by $1.4 million, $0.9 million and $2.5 million for the quarters ended March 31, June 30 and September 30, 2016, respectively, with a corresponding increase to net income before tax. Earnings per basic share was increased by $0.03, $0.02 and $0.05 per share for the quarters ended March 31, June 30, and September 30, 2016, respectively.
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
In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost”, which requires that an employer disaggregate the service cost component from other components of net benefit cost. This ASU also provides explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allows only the service cost component of net benefit cost to be eligible for capitalization. For public entities, this ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those years. We will adopt this guidance in the first quarter of 2018. The impact is not expected to be material.
In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which removes Step 2 from the goodwill impairment test. Under the amended guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

1.	OVERVIEW, Continued

with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. For public entities, this ASU is effective for annual periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We adopted this guidance in the third quarter of 2017 in conjunction with the impairment test of our Field Services business unit. See Note 4 for information related to the impairment of Field Services goodwill and intangible assets.
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

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

1.	OVERVIEW, Continued

applied prospectively and early adoption is permitted. We adopted this guidance in the first quarter of 2017. The impact was not material.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, as amended, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard permits using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We continue to evaluate the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements. We have completed the first phase of our implementation process which included a review of contracts and transaction types from each significant revenue stream across all of our business segments. In addition, we are currently evaluating the methods of adoption and analyzing the impact of the standard on our internal controls, accounting policies and financial statements and disclosures and are nearing completion of the overall project. We expect to use a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption.
Based on the current phase of our implementation process, we have identified certain potential areas of impact, such as non-cash consideration and “take-or-pay” arrangements.

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

During the fourth quarter of 2017, we will complete the remainder of our implementation process, which will include quantification of impact and final development of policies. We will adopt this guidance in the first quarter of 2018.

2.     ACQUISITION

On July 17, 2017, we acquired Houston Fuel Oil Terminal Company (“HFOTCO”), one of the largest oil terminals in the U.S., for a purchase price paid, or to be paid, in two payments. This acquisition establishes our position in the premier energy market, the Houston Ship Channel, and provides a strategic platform to refinery-facing growth. The first payment consisted of $297 million in cash, (which is net of an estimated $4.2 million preliminary adjustment for working capital, net indebtedness and capital expenditures), funded from our revolving credit facility, issuance of approximately 12.4 million shares of our Class A common stock and the assumption of existing HFOTCO debt of approximately $766 million. The second payment requires us to pay the sellers $600 million in cash, if paid on December 31, 2018 (the “Second Payment”). If paid prior to December 31, 2018, the amount payable will be discounted by 5% per annum. If not paid by December 31, 2018, the amount payable increases to $680 million and is due by December 31, 2019, or earlier if requested by the sellers. The Second Payment is reflected on the balance sheet as the present value of cash flows based on a weighted average of the expected timing of payment under various scenarios and using an 8% discount rate.
We are in the process of finalizing the determination of the fair value of consideration exchanged and assets and liabilities acquired at the acquisition date to record the business combination. The acquisition date fair value of the

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

2.	ACQUISITION, Continued

common shares issued is approximately $330 million, based on $26.68 per common share market price at issuance. The determination of the estimated fair values of the Second Payment, assets acquired and liabilities assumed, including HFOTCO net debt, is not yet complete and adjustments to preliminary amounts could be material. We expect to finalize the amounts in the fourth quarter of 2017.
As of September 30, 2017, we have recorded the preliminary purchase price allocation as follows (in thousands):

Assets acquired
Cash	$3,583
Accounts receivable	11,028
Other current assets	5,277
Property, plant and equipment	1,327,145
Intangible assets subject to amortization
Customer contracts	1,000
Customer relationships	260,000
Non-compete agreement	30,000
Goodwill	253,935
Other noncurrent assets	72,603
Total assets acquired	$1,964,571

Consideration
Cash	$296,622
Common shares	330,341
Second Payment	549,900
Liabilities assumed
Accounts payable and accrued liabilities	7,824
Current portion of long-term debt	5,500
Long-term debt	760,500
Other noncurrent liabilities	13,884
Total liabilities assumed	787,708
Total consideration	$1,964,571
Finite-lived intangibles are amortized over their estimated useful lives. The non-compete agreement is effective for two years from the acquisition date and will be amortized straight-line over the two-year period. Customer relationships are being amortized over 20 years on an accelerated basis which matches the incremental cash flow models used to value the intangible assets and in consideration of a historical customer attrition rate of 5%. Customer contracts are being amortized over three years on an accelerated basis. Goodwill primarily relates to the location of the business and potential for future growth. Goodwill is amortizable over 15 years for income tax purposes. Acquired property, plant and equipment has been assigned useful lives consistent with our accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
From the acquisition date through September 30, 2017, HFOTCO contributed $34.7 million of revenue and $0.6 million of net income to our consolidated financial results. Our results for the nine months ended September 30, 2017, include $19.1 million of acquisition related expenses. Included in the results of HFOTCO for the post acquisition period is a gain of $3.0 million related to the curtailment of HFOTCO’s defined benefit pension plan. Subsequent to the acquisition, SemGroup closed the plan to new members and stopped the accrual of future benefits under the plan to better align HFOTCO with SemGroup’s compensation strategy. Accordingly, the pension liability assumed at acquisition of $10.0 million was reduced to $7.0 million as of September 30, 2017.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

2.	ACQUISITION, Continued

The information necessary to prepare pro forma financial disclosures for the nine months ended September 30, 2016 is not available. Therefore, only pro forma financial information for the nine months ended September 30, 2017 has been disclosed below (in thousands):

Pro forma (unaudited)
Nine Months Ended September 30, 2017
Revenue	$1,561,782
Net loss	$(35,007)
Basic and diluted loss per share	$(0.45)
These pro forma amounts have been calculated after applying our accounting policies and adjusting the results of HFOTCO to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant, and equipment, and intangible assets had been applied from January 1, 2017. Additionally, incremental interest expense has been added related to the Second Payment assuming an 8% interest rate and cash consideration paid assuming a 5.5% interest rate. The income tax impact of these adjustments has been included in pro forma net income using our historical blended statutory rate of 37.7%. This unaudited pro forma consolidated financial information is provided for illustrative purposes only and does not purport to represent what our actual results would have been if the acquisition had occurred on the date assumed, nor is it necessarily indicative of our future operating results. However, the pro forma adjustments reflected in this unaudited pro forma consolidated financial information are based on estimates and assumptions that we believe to be reasonable.
The assets and credit of the acquired entities and their holding companies, all of which are included in the HFOTCO segment, are not available to satisfy the debts and obligations of other SemGroup entities. HFOTCO is not a subsidiary guarantor of SemGroup’s senior unsecured notes or revolving credit facility.

3.	EQUITY METHOD INVESTMENTS

Our equity method investments consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
White Cliffs Pipeline, L.L.C.	$269,938	$281,734
Glass Mountain Pipeline, LLC	144,930	133,622
NGL Energy Partners LP	18,937	18,933
Total equity method investments	$433,805	$434,289
Our earnings from equity method investments consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
White Cliffs Pipeline, L.L.C.	$15,636	$15,555	$46,805	$51,763
Glass Mountain Pipeline, LLC	1,736	328	5,402	2,037
NGL Energy Partners LP(1)	(5)	(38)	4	2,194
Total earnings from equity method investments	$17,367	$15,845	$52,211	$55,994
(1) Excluding loss on issuance of common units of $41.0 thousand for the nine months ended September 30, 2016.
Cash distributions received from equity method investments consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
White Cliffs Pipeline, L.L.C.	$19,847	$22,733	$60,552	$68,495
Glass Mountain Pipeline, LLC	3,410	2,164	10,350	8,096
NGL Energy Partners LP	—	—	—	4,873
Total cash distributions received from equity method investments	$23,257	$24,897	$70,902	$81,464

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

3.	EQUITY METHOD INVESTMENTS, Continued

White Cliffs Pipeline, L.L.C.
We own a 51% interest in White Cliffs Pipeline, L.L.C. (“White Cliffs”), which we account for under the equity method. Certain unaudited summarized income statement information of White Cliffs for the three months and nine months ended September 30, 2017 and 2016, is shown below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$45,445	$48,331	$145,288	$161,973
Cost of products sold, exclusive of depreciation and amortization shown below	$(360)	$(368)	$8,091	$2,685
Operating, general and administrative expenses	$5,723	$7,529	$17,849	$27,256
Depreciation and amortization expense	$9,154	$10,367	$27,619	$29,414
Net income	$30,928	$30,801	$91,688	$102,623
Our equity in earnings of White Cliffs for the three months and nine months ended September 30, 2017 and 2016, is less than 51% of the net income of White Cliffs for the same periods. This is due to certain general and administrative expenses we incur in managing the operations of White Cliffs that the other owners are not obligated to share. In addition, our equity in earnings is also impacted by the elimination of earnings on commodity sales with White Cliffs. Revenue related to inventory transactions with White Cliffs is deferred until a sale of the inventory has been made with a third party.
The members of White Cliffs are required to contribute capital to White Cliffs to fund various projects. For the nine months ended September 30, 2017, we contributed $1.4 million to White Cliffs related to capital projects.
Glass Mountain Pipeline, LLC
We own a 50% interest in Glass Mountain Pipeline, LLC (“Glass Mountain”), which we account for under the equity method. The excess of the recorded amount of our investment over the book value of our share of the underlying net assets represents equity method goodwill and capitalized interest at September 30, 2017. Capitalized interest is amortized as a reduction of earnings from equity method investments.
Certain unaudited summarized income statement information of Glass Mountain for the three months and nine months ended September 30, 2017 and 2016, is shown below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$10,079	$6,793	$31,593	$22,263
Cost of products sold, exclusive of depreciation and amortization shown below	$(85)	$(145)	$1,941	$300
Operating, general and administrative expenses	$2,576	$2,184	$6,533	$5,647
Depreciation and amortization expense	$4,008	$3,992	$11,995	$11,917
Net income	$3,579	$761	$11,123	$4,393
Our equity in earnings of Glass Mountain for the three months and nine months ended September 30, 2017 and 2016, is less than 50% of the net income of Glass Mountain for the same period due to amortization of capitalized interest for the period.
For the nine months ended September 30, 2017, we contributed $16.3 million to Glass Mountain related to capital projects.
See Note 16 for subsequent event related to the sale of our interest in Glass Mountain.
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
Our policy is to record our equity in earnings of NGL Energy on a one-quarter lag, as we do not expect information on the earnings of NGL Energy to always be available in time to consistently record the earnings in the quarter in which they are generated. Accordingly, the equity in earnings from NGL Energy, which is reflected in our condensed consolidated statements of operations and comprehensive income (loss) for the three months and nine months ended September 30, 2017 and 2016, relates to the earnings of NGL Energy for the three months and nine months ended June 30, 2017 and 2016, respectively.

4.	IMPAIRMENT

Based on current market conditions, management has lowered the long range forecast for our Field Services business unit, which provides truck transportation services as part of our Crude Transportation segment. The decrease in the long range forecast for Field Services is primarily due to the on-going challenging business environment. We viewed the decrease in the forecast as a triggering event that indicated a potential impairment and performed an interim impairment analysis on the business unit’s assets including goodwill and intangible assets.
We performed a recoverability test of our definite lived assets under ASC 360 whereby we compared the undiscounted cash flows of the asset group, which was determined to be the entire Field Services reporting unit and included goodwill, to the carrying value of the assets at September 30, 2017. This test indicated that the assets were not fully recoverable. Therefore, we estimated the fair value of the definite lived assets using an income approach, supplemented by a market approach to measure impairment. We also performed an interim impairment test of our goodwill associated with the Field Services reporting unit and determined the estimated fair value was less than the adjusted carrying value of the reporting unit resulting in impairment of goodwill. The cash flow models used to determine recoverability of our assets and to measure impairment expense involved using significant judgments and assumptions, which included the discount rate, anticipated revenue and volume growth rates, estimated operating expenses and capital expenditures, which were based on our operating and capital budgets as well as our strategic plans. We considered the market approach by comparing the revenue and earnings multiples implied by our income approach to those of comparable companies for reasonableness and for estimating the fair value of certain assets of our reporting unit.
At September 30, 2017, we have recorded a $26.6 million impairment of Field Services’ goodwill and a $12.1 million impairment of intangible assets, which are reflected in “loss on disposal or impairment, net” in our condensed consolidated statements of operations and comprehensive income (loss).

5.	SEGMENTS
Our businesses are organized based on the nature and location of the services they provide. Certain summarized information related to our reportable segments is shown in the tables below. None of the operating segments have been aggregated. The results of HFOTCO subsequent to the acquisition date are shown as a separate segment below. Although Corporate and Other does not represent an operating segment, it is included in the tables below to reconcile segment information to that of the consolidated Company. Eliminations of transactions between segments are also included within Corporate and Other in the tables below.
The accounting policies of each segment are the same as the accounting policies of the consolidated Company. Transactions between segments are generally recorded based on prices negotiated between the segments. Certain general and administrative expenses incurred at the corporate level were allocated to the segments based on our allocation policies in effect at the time.
Our results by segment are presented in the tables below (in thousands):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

5.	SEGMENTS, Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Crude Transportation
External	$18,824	$15,947	$46,822	$48,786
Intersegment	8,988	6,993	22,443	19,334
Crude Facilities
External	9,053	9,939	28,513	30,372
Intersegment	2,567	2,801	7,563	8,073
Crude Supply and Logistics
External	339,874	165,523	928,664	485,346
HFOTCO
External	34,675	—	34,675	—
SemGas
External	54,095	57,824	167,605	149,544
Intersegment	2,152	2,266	8,693	7,533
SemCAMS
External	39,500	36,111	136,412	100,792
SemLogistics
External	7,009	5,668	21,505	17,980
SemMexico
External	42,893	36,752	110,916	97,172
Corporate and Other
Intersegment	(13,708)	(12,060)	(38,700)	(34,940)
Total Revenues	$545,922	$327,764	$1,475,111	$929,992

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Earnings from equity method investments:
Crude Transportation	$17,372	$15,883	$52,207	$53,800
Corporate and Other(1)	(5)	(38)	4	2,153
Total earnings from equity method investments	$17,367	$15,845	$52,211	$55,953
(1) Includes historical earnings from equity method investments including gain (loss) on issuance of common units by equity method investee related to our investment in NGL Energy.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Depreciation and amortization:
Crude Transportation	$11,170	$6,309	$23,595	$18,343
Crude Facilities	2,058	1,982	6,024	5,785
Crude Supply and Logistics	103	46	243	126
HFOTCO	19,300	—	19,300	—
SemGas	9,114	9,079	27,140	27,204

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

5.	SEGMENTS, Continued

SemCAMS	4,727	4,239	13,657	12,484
SemLogistics	1,967	1,880	5,683	5,823
SemMexico	1,070	932	3,029	2,822
Corporate and Other	626	455	1,665	1,441
Total depreciation and amortization	$50,135	$24,922	$100,336	$74,028

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income tax expense (benefit):
HFOTCO	$166	$—	$166	$—
SemCAMS	1,270	1,573	4,961	2,989
SemLogistics	(96)	(601)	657	(815)
SemMexico	360	349	1,102	1,150
Corporate and Other(1)	(38,949)	10,577	(40,415)	(8,175)
Total income tax expense (benefit)	$(37,249)	$11,898	$(33,529)	$(4,851)
(1) Corporate and Other includes the impact of intra-period tax allocation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Segment profit (loss)(1):
Crude Transportation(2)	$(14,829)	$19,511	$20,581	$63,090
Crude Facilities	8,497	9,679	26,336	28,637
Crude Supply and Logistics	(2,368)	3,151	(9,447)	22,313
HFOTCO	25,751	—	25,751	—
SemGas	12,915	16,196	45,318	27,508
SemCAMS	11,859	13,067	38,907	31,971
SemLogistics	2,569	3,312	9,273	7,973
SemMexico	2,075	2,517	5,462	6,859
Corporate and Other	(19,100)	(10,397)	(36,786)	(24,568)
Total segment profit	$27,369	$57,036	$125,395	$163,783
(1) Segment profit (loss) represents revenues excluding unrealized gains (losses) related to commodity derivative instruments plus earnings from equity method investments less cost of sales excluding depreciation and amortization and less operating and general and administrative expenses, including gains or losses on disposals or impairments.

(2) The nine months ended September 30, 2017, includes a $4.5 million out of period loss on the disposal of right-of-way related to immaterial prior period errors.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Reconciliation of segment profit to net income (loss):
Total segment profit	$27,369	$57,036	$125,395	$163,783
Less:
Net unrealized loss related to commodity derivative instruments	1,833	6,167	932	6,096
Depreciation and amortization	50,135	24,922	100,336	74,028

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

5.	SEGMENTS, Continued

Loss on debt extinguishment	—	—	19,930	—
Interest expense	32,711	18,517	60,055	54,105
Foreign currency transaction loss (gain)	(747)	659	(1,758)	3,671
Loss on sale or impairment of equity method investment	—	—	—	30,644
Other income, net	(211)	(492)	(802)	(1,170)
Income tax expense (benefit)	(37,249)	11,898	(33,529)	(4,851)
Loss from discontinued operations, net of income taxes	—	—	—	1
Net income (loss)	$(19,103)	$(4,635)	$(19,769)	$1,259

			September 30, 2017	December 31, 2016
Total assets (excluding intersegment receivables):
Crude Transportation			$1,181,139	$1,042,327
Crude Facilities			150,526	156,907
Crude Supply and Logistics			506,486	484,475
HFOTCO			1,967,294	—
SemGas			722,804	683,952
SemCAMS			461,469	379,785
SemLogistics			151,083	135,387
SemMexico			88,383	75,440
Corporate and Other			135,741	116,699
Total			$5,364,925	$3,074,972

			September 30, 2017	December 31, 2016
Equity investments:
Crude Transportation			$414,868	$415,356
Corporate and Other			18,937	18,933
Total equity investments			$433,805	$434,289

6.	INVENTORIES
Inventories consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Crude oil	$118,577	$89,683
Asphalt and other	10,056	9,551
Total inventories	$128,633	$99,234

During the nine months ended September 30, 2017, our Crude Supply and Logistics segment recorded non-cash charges of $0.5 million to write-down crude oil inventory to lower of cost or market. There were no inventory write-downs during the nine months ended September 30, 2016.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

7.	FINANCIAL INSTRUMENTS
Fair value of financial instruments
We record certain financial assets and liabilities at fair value at each balance sheet date. The tables below summarize the balances of derivative assets and liabilities at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017
	Level 1	Level 2	Level 3	Netting (1)	Total - Net
Assets:
Commodity derivatives (2)	$1,397	$—	$—	$(1,397)	$—
Total assets	$1,397	$—	$—	$(1,397)	$—
Liabilities:
Commodity derivatives	$3,657	$—	$—	$(1,397)	$2,260
Interest rate swaps	—	—	2,657	—	2,657
Total liabilities	$3,657	$—	$2,657	$(1,397)	$4,917
Net assets (liabilities) at fair value	$(2,260)	$—	$(2,657)	$—	$(4,917)

	December 31, 2016
	Level 1	Level 2	Level 3	Netting (1)	Total - Net
Assets:
Commodity derivatives (2)	$68	$—	$—	$(68)	$—
Total assets	$68	$—	$—	$(68)	$—
Liabilities:
Commodity derivatives	$1,396	$—	$—	$(68)	$1,328
Interest rate swaps	—	—	—	—	—
Total liabilities	$1,396	$—	$—	$(68)	$1,328
Net assets (liabilities) at fair value	$(1,328)	$—	$—	$—	$(1,328)
(1) Relates primarily to exchange traded futures. Gain and loss positions on multiple contracts are settled net on a daily basis with the exchange.
(2) Commodity derivatives are subject to netting arrangements.
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
“Level 3” measurements are based on inputs from a pricing service and/or internal valuation models incorporating observable and unobservable market data. These could include commodity derivatives, such as forwards and swaps for which there is not a highly liquid market and therefore are not included in Level 2 above and interest rate swaps for which certain unobservable inputs are used in the valuation.
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value levels. At September 30, 2017, all of our physical fixed price forward purchases and sales contracts were being accounted for as normal purchases and normal sales.

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

Our assessment of the significance of a particular input to the measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the fair value levels. The following table summarizes changes in the fair value of our net financial liabilities classified as Level 3 in the fair value hierarchy (in thousands):

Three and Nine Months Ended September 30, 2017
Net liabilities - beginning balance	$—
Interest rate swaps acquired through acquisition (Note 2)	3,275
Transfers out of Level 3	—
Total gain (realized and unrealized) included in earnings*	(618)
Settlements	—
Net liabilities - ending balance	$2,657
*Gains and losses related to interest rate swaps are recorded in interest expense in the condensed consolidated statements of operations and comprehensive income (loss).
There were no financial assets or liabilities recorded at fair value which were classified as Level 3 during the three months and nine months ended September 30, 2016.
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
The following table sets forth the notional quantities for commodity derivative instruments entered into (in thousands of barrels):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Sales	3,386	7,508	9,980	23,818
Purchases	2,820	7,448	9,772	23,701
We have not designated any of our commodity derivative instruments as accounting hedges. We have recorded the fair value of our commodity derivative instruments on our condensed consolidated balance sheets in “other current assets” and “other current liabilities” in the following amounts (in thousands):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

7.	FINANCIAL INSTRUMENTS, Continued

	September 30, 2017		December 31, 2016
	Assets	Liabilities	Assets	Liabilities
Commodity contracts	$—	$2,260	$—	$1,328
We have posted margin deposits as collateral with brokers who have the right of set off associated with these funds. At September 30, 2017 and December 31, 2016, our margin deposit balances were in net asset positions of $4.4 million and $3.6 million, respectively. These margin account balances have not been offset against our net commodity derivative instrument (contract) positions. Had these margin deposits been netted against our net commodity derivative instrument (contract) positions as of September 30, 2017 and December 31, 2016, we would have had asset positions of $2.2 million and $2.3 million, respectively.
Realized and unrealized gains (losses) from our commodity derivatives were recorded to product revenue in the following amounts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Commodity contracts	$(3,897)	$2,777	$4,886	$(996)
Interest rate swaps
In conjunction with the HFOTCO acquisition (Note 2), we acquired HFOTCO’s interest rate swaps. The swaps allow us to limit exposure to interest rate fluctuations. The swaps only apply to a portion of our outstanding debt and provide only partial mitigation of interest rate fluctuations. We have not designated the swaps as hedges, as such changes in the fair value of the swaps are recorded through current period earnings as a component of interest expense. At September 30, 2017, we had interest rate swaps with notional values of $491.8 million. At September 30, 2017, the fair value of our interest rate swaps was $2.7 million which was reported within “other liabilities” in our condensed consolidated balance sheet. For the three and nine months ended September 30, 2017, we recognized unrealized gains of $0.6 million related to interest rate swaps.
Concentrations of risk
During the three months ended September 30, 2017, one customer, primarily of our Crude Supply and Logistics segment, accounted for more than 10% of our consolidated revenue with revenues of $89.9 million. No suppliers accounted for more than 10% of our consolidated costs of products sold.
During the nine months ended September 30, 2017, one customer, primarily of our Crude Supply and Logistics segment, accounted for more than 10% of our consolidated revenue with revenues of $345.3 million. No suppliers accounted for more than 10% of our consolidated costs of products sold.
At September 30, 2017, one third-party customer primarily of our Crude Supply and Logistics segment accounted for approximately 19% of our consolidated accounts receivable.

8.	INCOME TAXES
The effective tax rate was 66% and 164% for the three months ended September 30, 2017 and 2016, respectively. The effective tax rate was 63% and 135% for the nine months ended September 30, 2017 and 2016, respectively. The rate for the nine months ended September 30, 2017, is impacted by a discrete tax expense of $1.4 million related to the vesting of restricted stock during the period and a discrete tax benefit of $31.6 million related to a change of position to deduct foreign taxes in lieu of claiming a foreign tax credit for the tax years 2013 through 2016. The foreign tax credit for these years was previously offset by a full valuation allowance and accordingly, there is no net tax expense or balance sheet impact from their reversal. The discrete benefit arises from recognition of the increase in our net operating loss carryforward resulting from the deduction of foreign taxes. The decision to deduct foreign taxes or claim the foreign tax credit is made with respect to each tax period. The rate for the nine months ended September 30, 2016, is impacted by a non-controlling interest in Rose Rock Midstream, L.P. (“Rose Rock”) for which taxes are not provided. Significant items that impacted the effective tax rate for each period, as compared to the U.S. federal statutory rate of 35%, include earnings in foreign jurisdictions taxed at lower rates and foreign earnings taxed in foreign jurisdictions as well as in the

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

8.     INCOME TAXES

U.S., since they are disregarded entities for U.S. federal income tax purposes. These combined factors, and the magnitude of the permanent items impacting the tax rate relative to income from continuing operations before income taxes, result in rates that are not comparable between the periods.
We have a valuation allowance on a small portion of our state net operating loss carryovers with shorter carryover periods and our remaining foreign tax credit carryover generated in tax years prior to 2013. We have not released the valuation allowance on the foreign tax credits due to the foreign tax credit limitation and the relative subjectivity of forecasts of the relational magnitude of U.S. and foreign taxable income in future periods, as well as the shorter carryover period available for the credits. Deferred tax assets are reduced by a valuation allowance when a determination is made that it is more likely than not that some, or all, of the deferred tax assets will not be realized based on the weight of all available evidence. Evidence which is objectively verifiable carries a higher weight in the analysis. The ultimate realization of deferred tax assets is dependent upon the existence of sufficient taxable income of the appropriate character within the carryback and carryforward period available under the tax law. Sources of taxable income include future reversals of existing taxable temporary differences, future earnings and available tax planning strategies.
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

9.	LONG-TERM DEBT
Our long-term debt consisted of the following (dollars in thousands):

	Interest rate at September 30, 2017	September 30, 2017	December 31, 2016
Senior unsecured notes due 2021	7.500%	$—	$300,000
Senior unsecured notes due 2022	5.625%	400,000	400,000
Senior unsecured notes due 2023	5.625%	350,000	350,000
Senior unsecured notes due 2025	6.375%	325,000	—
Senior unsecured notes due 2026	7.250%	300,000	—
SemGroup $1.0 billion corporate revolving credit facility (1)
Alternate base rate borrowings	5.500%	222,000	20,000
Eurodollar borrowings	3.567%	110,000	—
Second Payment (2)	8.000%	555,644	—
HFOTCO term loan B (3)	4.800%	533,500	—
HFOTCO tax exempt notes payable due 2050	2.266%	225,000	—
HFOTCO $75 million revolving credit facility (4)	6.500%	25,000	—
SemMexico revolving credit facility (5)	8.879%	—	—
Capital leases		32	51
Unamortized premium (discount) and debt issuance costs, net		(31,218)	(19,107)
Total long-term debt, net		3,014,958	1,050,944
Less: current portion of long-term debt		5,529	26

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

9.	LONG-TERM DEBT, Continued

Noncurrent portion of long-term debt, net	$3,009,429	$1,050,918

(1)	SemGroup $1.0 billion corporate revolving credit facility matures on May 15, 2021.

(2)	Second Payment was discounted to $549.9 million fair value at the HFOTCO acquisition date based on expected timing of payments and an 8% discount rate. See Note 2 for additional information.

(3)	HFOTCO term loan B is due in quarterly installments of $1.4 million with a final payment due on August 19, 2021.

(4)	HFOTCO $75 million revolving credit facility matures on August 19, 2019.

(5)	SemMexico revolving credit facility has a borrowing capacity of $70 million pesos ($3.8 million USD at September 30, 2017 exchange rate).
Early extinguishment of senior unsecured notes due 2021
On March 15, 2017, we purchased $290 million of our outstanding $300 million, 7.50% senior unsecured notes due 2021 (the “2021 Notes”) through a tender offer. The purchase price included a premium and interest to the purchase date. On March 17, 2017, a notice of redemption was issued for the remaining $10 million of 2021 Notes which were not purchased through the tender offer pursuant to the redemption and satisfaction and discharge provisions of the indenture governing the 2021 Notes. These remaining 2021 Notes were redeemed on June 15, 2017, including a redemption premium and accrued unpaid interest to the redemption date. We recorded a loss on early extinguishment of $19.9 million for the above transactions, which included premiums totaling $15.9 million and the write off of $3.6 million of associated unamortized debt issuance costs.
Issuance of senior unsecured notes due 2025 and 2026
On March 15, 2017, we sold $325 million of 6.375% senior unsecured notes due 2025 (the “2025 Notes”). The 2025 Notes were sold at 98.467% of par, a discount of $5.0 million. The discount is reported as a reduction to the face value of the 2025 Notes on our condensed consolidated balance sheets and is being amortized over the life of the 2025 Notes using the interest method.
The net proceeds from the offering of $315.2 million, after the discount and $4.9 million of initial purchasers’ fees and offering expenses, together with cash on hand, were used to purchase and redeem the 2021 Notes.
On September 20, 2017, we sold $300 million of 7.25% senior unsecured notes due 2026 (the “2026 Notes”). The 2026 Notes were sold at 98.453% of par, a discount of $4.6 million. The discount is reported as a reduction to the face value of the 2026 Notes on our condensed consolidated balance sheets and is being amortized over the life of the 2026 Notes using the interest method.
The net proceeds from the offering of $290.6 million, after the discount and $4.8 million of initial purchasers’ fees and offering expenses, were used to repay amounts borrowed under our revolving credit facility.
The 2025 Notes and 2026 Notes (collectively, the “Notes”) were each issued under an indenture (the “Indenture”) by and among the Company, the Guarantors and Wilmington Trust, National Association, as trustee (the “Trustee”). The Notes are fully and unconditionally guaranteed on a senior unsecured basis by our existing subsidiaries that guarantee our revolving credit facility. Interest on the 2025 Notes accrues at a rate of 6.375% per annum and is payable in cash semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2025 Notes will mature on March 15, 2025. Interest on the 2026 Notes accrues at a rate of 7.25% per annum and is payable in cash semi-annually on March 15 and September 15 of each year, commencing on March 15, 2018. The Notes will mature on March 15, 2026.
Prior to March 15, 2020, for the 2025 Notes, or prior to March 15, 2021, for the 2026 Notes, we may redeem the Notes, in whole or in part, at any time at a price equal to the principal amount of the such notes redeemed plus accrued and unpaid interest to, but not including, the redemption date and a “make-whole premium.” Additionally, from time to time before March 15, 2020, for the 2025 Notes, or prior to September 15, 2020, for the 2026 Notes, we may choose to redeem up to 35% of the original principal amount of such notes at a redemption price equal to 106.375% of the face amount thereof, for the 2025 Notes, or 107.25%, for the 2026 Notes, plus accrued and unpaid interest to, but not including, the redemption date, with the net cash proceeds that we raise in one or more equity offerings. On or after March 15, 2020, for the 2025 Notes, or on or after March 15, 2021, for the 2026 Notes, we may redeem such notes, in whole or in part, at the following redemption prices (expressed as a percentage of principal amount), plus accrued and unpaid interest thereon to, but not including, the redemption date if redeemed during the twelve month period beginning on March 15 of the years indicated below:

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

9.	LONG-TERM DEBT, Continued

2025 Notes
Year	Percentage
2020	103.188%
2021	101.594%
2022 and thereafter	100.000%

2026 Notes
Year	Percentage
2021	103.625%
2022	101.813%
2023 and thereafter	100.000%
Upon the occurrence of a change of control triggering event, as defined in the Indenture, each holder of the Notes will have the right to require the Company to repurchase some or all of such holder’s Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the repurchase date.
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
The Indenture also contains customary events of default. Upon an event of default under the Indenture, the Trustee or the holders of at least 25% in aggregate principal amount of such notes then outstanding may declare all amounts owing under such notes to be due and payable.
Registration rights agreements
In connection with the closing of the offerings of the Notes, the Company and the Guarantors entered into registration rights agreements (the “Registration Rights Agreements”). Under the Registration Rights Agreements, the Company and the Guarantors have agreed to file registration statements with the Securities and Exchange Commission so that holders of the Notes can exchange the Notes and the related guarantees for registered notes and guarantees that have substantially identical terms as the Notes and related guarantees, within 365 days after the original issuance. In certain circumstances, the Company and the Guarantors may be required to file shelf registration statements to cover resales of the Notes. We are required to pay additional interest on the Notes if we fail to comply with our obligations to register the Notes and related guarantees, within the specified time periods.
Pledges and guarantees
Our senior unsecured notes are guaranteed by certain subsidiaries. See Note 15 for additional information.
Our $1.0 billion corporate revolving credit facility is guaranteed by all of SemGroup’s material domestic subsidiaries, with the exception of Maurepas Pipeline LLC and HFOTCO, and secured by a lien on substantially all of the property and assets of SemGroup Corporation and the other loan parties, subject to customary exceptions.
The HFOTCO term loan B, HFOTCO tax exempt notes payable and HFOTCO $75 million revolving credit facility are secured by substantially all of the assets of HFOTCO and its immediate parent, Buffalo Gulf Coast Terminals LLC. The HFOTCO tax exempt notes payable have a priority position over the HFOTCO term loan B and HFOTCO revolving credit facility.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

9.	LONG-TERM DEBT, Continued

Letters of credit
We had the following outstanding letters of credit at September 30, 2017 (dollars in thousands):

SemGroup $1.0 billion revolving credit facility	2.25%	$39,385
Secured bi-lateral (1)	1.75%	$51,142
SemMexico (2)	0.28%	$16,000
(1) Secured bi-lateral letters of credit are external to the SemGroup $1.0 billion revolving credit facility and do not reduce availability for borrowing on the credit facility.
(2) $292.8 million Mexican pesos at the September 30, 2017 exchange rate.
Capitalized interest
During the nine months ended September 30, 2017 and 2016, we capitalized interest of $15.4 million and $6.8 million, respectively. As described in Note 1, capitalized interest for the prior year has been recast.
Fair value
We estimate the fair value of our consolidated long-term debt, including current maturities, to be approximately $3.0 billion at September 30, 2017, based on unadjusted, transacted market prices near the measurement date, which are categorized as Level 2 measurements.

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
Asset retirement obligations
We will be required to incur significant removal and restoration costs when we retire our natural gas gathering and processing facilities in Canada. At September 30, 2017, we have an asset retirement obligation liability of $21.8 million, which is included within other noncurrent liabilities on our condensed consolidated balance sheets. This amount was

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

10.	COMMITMENTS AND CONTINGENCIES, Continued

calculated using the $131.5 million cost we estimate we would incur to retire these facilities, discounted based on our risk-adjusted cost of borrowing and the estimated timing of remediation.
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
Purchase and sale commitments
We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We account for derivatives at fair value with the exception of commitments which have been designated as normal purchases and sales for which we do not record assets or liabilities related to these agreements until the product is purchased or sold. At September 30, 2017, such commitments included the following (in thousands):

	Volume (Barrels)	Value
Fixed price purchases	4,908	$239,789
Fixed price sales	6,312	$308,997
Floating price purchases	11,788	$589,050
Floating price sales	17,052	$698,652
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
Our SemGas segment has a take-or-pay contractual obligation related to the fractionation of natural gas liquids through June 2023. The approximate amount of future obligation is as follows (in thousands):

For year ending:
December 31, 2017	$3,156
December 31, 2018	10,552
December 31, 2019	9,567
December 31, 2020	8,864
December 31, 2021	7,175
Thereafter	9,544
Total expected future payments	$48,858
SemGas also enters into contracts under which we are responsible for marketing the majority of the gas and natural gas liquids produced by the counterparties to the agreements. The majority of SemGas’ revenues were generated from such contracts.
Our Crude Supply and Logistics segment has a take-or-pay obligation with our equity method investee, White Cliffs, for approximately 5,000 barrels per day of space on White Cliffs’ pipeline. The agreement became effective in October 2015 and has a term of five years. Annual payments to White Cliffs under the agreement are expected to be $9.4 million. In addition, we have a throughput commitment for 5,000 barrels per day on a third-party pipeline. The agreement, effective June 1, 2017, has a seven year term. The approximate amount of annual payments is as follows (in thousands):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

10.	COMMITMENTS AND CONTINGENCIES, Continued

For year ending:
December 31, 2017	$12,100
December 31, 2018	12,337
December 31, 2019	12,593
December 31, 2020	12,848
December 31, 2021	13,103
Thereafter	26,992
Total expected future payments	$89,973

Capital expenditures
We expect to spend approximately $80 million and $155 million in 2017 and 2018, respectively, related to construction of the Wapiti Sour Gas Plant.

11.	EQUITY
Unaudited condensed consolidated statement of changes in owners’ equity
The following table shows the changes in our consolidated owners’ equity accounts from December 31, 2016 to September 30, 2017 (in thousands):

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Owners’ Equity
Balance at December 31, 2016	$659	$1,561,695	$(6,558)	$(35,917)	$(73,914)	$1,445,965
Adoption of ASU 2016-09	—	(1,650)	—	2,133	—	483
Net loss	—	—	—	(19,769)	—	(19,769)
Other comprehensive income, net of income taxes	—	—	—	—	24,215	24,215
Dividends paid	—	(94,714)	—	—	—	(94,714)
Unvested dividend equivalent rights	—	(818)	—	—	—	(818)
Non-cash equity compensation	—	8,377	—	—	—	8,377
Issuance of common stock	124	330,217	—	—	—	330,341
Issuance of common stock under compensation plans	2	1,170	—	—	—	1,172
Repurchase of common stock	—	—	(1,361)	—	—	(1,361)
Balance at September 30, 2017	$785	$1,804,277	$(7,919)	$(53,553)	$(49,699)	$1,693,891
Accumulated other comprehensive loss
The following table presents the changes in the components of accumulated other comprehensive loss from December 31, 2016 to September 30, 2017 (in thousands):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

11.	EQUITY, Continued

	Currency Translation	Employee Benefit Plans	Total
Balance at December 31, 2016	$(71,425)	$(2,489)	$(73,914)
Currency translation adjustment, net of income tax expense of $14,735	24,170	—	24,170
Changes related to benefit plans, net of income tax expense of $17	—	45	45
Balance at September 30, 2017	$(47,255)	$(2,444)	$(49,699)
There were no significant items reclassified out of accumulated other comprehensive loss to net income for the three months and nine months ended September 30, 2017.
Equity issuances
During the nine months ended September 30, 2017, 39,545 shares under the Employee Stock Purchase Plan were issued and 132,031 shares related to our equity based compensation awards vested. See Note 2 for shares issued as consideration to acquire HFOTCO.
Equity-based compensation
At September 30, 2017, there were 1,117,138 unvested shares that have been granted under our director and employee compensation programs. The par value of these shares is not reflected in common stock on the condensed consolidated balance sheets, as these shares have not yet vested. For certain of the awards, the number of shares that will vest is contingent upon our achievement of certain specified targets. If we meet the specified maximum targets, approximately 521,000 additional shares could vest.
The holders of certain restricted stock awards are entitled to equivalent dividends (“UDs”) to be received upon vesting of the related restricted stock awards and will be settled in cash. At September 30, 2017, the value of the UDs to be settled in cash related to unvested restricted stock awards was approximately $1.7 million.
During the nine months ended September 30, 2017, we granted 377,766 restricted stock awards with a weighted average grant date fair value of $35.22 per award.
Dividends
The following table sets forth the quarterly dividends per share declared and/or paid to shareholders for the periods indicated:

Quarter Ending	Dividend Per Share	Date of Record	Date Paid
March 31, 2016	$0.45	March 7, 2016	March 17, 2016
June 30, 2016	$0.45	May 16, 2016	May 26, 2016
September 30, 2016	$0.45	August 15, 2016	August 25, 2016
December 31, 2016	$0.45	November 18, 2016	November 28, 2016

March 31, 2017	$0.45	March 7, 2017	March 17, 2017
June 30, 2017	$0.45	May 15, 2017	May 26, 2017
September 30, 2017	$0.45	August 18, 2017	August 28, 2017
December 31, 2107	$0.45	November 20, 2017	December 1, 2017

12.	EARNINGS PER SHARE
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
The following summarizes the calculation of basic earnings per share for the three months and nine months ended September 30, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Continuing Operations	Discontinued Operations	Net	Continuing Operations	Discontinued Operations	Net
Income (loss)	$(19,103)	$—	$(19,103)	$(4,635)	$—	$(4,635)
less: Income attributable to noncontrolling interests	—	—	—	225	—	225
Net loss attributable to SemGroup	$(19,103)	$—	$(19,103)	$(4,860)	$—	$(4,860)
Weighted average common stock outstanding	75,974	75,974	75,974	52,642	52,642	52,642
Basic loss per share	$(0.25)	$—	$(0.25)	$(0.09)	$—	$(0.09)

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Continuing Operations	Discontinued Operations	Net	Continuing Operations	Discontinued Operations	Net
Income (loss)	$(19,769)	$—	$(19,769)	$1,260	$(1)	$1,259
less: Income attributable to noncontrolling interests	—	—	—	11,167	—	11,167
Net loss attributable to SemGroup	$(19,769)	$—	$(19,769)	$(9,907)	$(1)	$(9,908)
Weighted average common stock outstanding	69,149	69,149	69,149	47,269	47,269	47,269
Basic loss per share	$(0.29)	$—	$(0.29)	$(0.21)	$—	$(0.21)
The following summarizes the calculation of diluted earnings per share for the three months and nine months ended September 30, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Continuing Operations	Discontinued Operations	Net	Continuing Operations	Discontinued Operations	Net
Income (loss)	$(19,103)	$—	$(19,103)	$(4,635)	$—	$(4,635)
less: Income attributable to noncontrolling interests	—	—	—	225	—	225
Net loss attributable to SemGroup	$(19,103)	$—	$(19,103)	$(4,860)	$—	$(4,860)
Weighted average common stock outstanding	75,974	75,974	75,974	52,642	52,642	52,642
Effect of dilutive securities	—	—	—	—	—	—
Diluted weighted average common stock outstanding	75,974	75,974	75,974	52,642	52,642	52,642
Diluted loss per share	$(0.25)	$—	$(0.25)	$(0.09)	$—	$(0.09)

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

12.	EARNINGS PER SHARE, Continued

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Continuing Operations	Discontinued Operations	Net	Continuing Operations	Discontinued Operations	Net
Income (loss)	$(19,769)	$—	$(19,769)	$1,260	$(1)	$1,259
less: Income attributable to noncontrolling interests	—	—	—	11,167	—	11,167
Net loss attributable to SemGroup	$(19,769)	$—	$(19,769)	$(9,907)	$(1)	$(9,908)
Weighted average common stock outstanding	69,149	69,149	69,149	47,269	47,269	47,269
Effect of dilutive securities	—	—	—	—	—	—
Diluted weighted average common stock outstanding	69,149	69,149	69,149	47,269	47,269	47,269
Diluted loss per share	$(0.29)	$—	$(0.29)	$(0.21)	$—	$(0.21)
For the three and nine months ended September 30, 2017 and 2016, we experienced net losses attributable to SemGroup. The unvested equity compensation awards would have been antidilutive and, therefore, were not included in the computation of diluted earnings per share.

13.	SUPPLEMENTAL CASH FLOW INFORMATION
The following table summarizes the changes in the components of operating assets and liabilities, net of the effect of acquisitions, shown on our condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2017	2016
Decrease (increase) in restricted cash	$28	$32
Decrease (increase) in accounts receivable	(36,203)	(4,245)
Decrease (increase) in receivable from affiliates	19,924	1,372
Decrease (increase) in inventories	(28,297)	(14,397)
Decrease (increase) in derivatives and margin deposits	(500)	85
Decrease (increase) in other current assets	(2,909)	2,402
Decrease (increase) in other assets	(17,723)	63
Increase (decrease) in accounts payable and accrued liabilities	57,073	22,138
Increase (decrease) in payable to affiliates	(21,631)	758
Increase (decrease) in other noncurrent liabilities	7,370	(1,311)
	$(22,868)	$6,897

Other supplemental disclosures
We paid cash interest of $58.6 million and $50.1 million for the nine months ended September 30, 2017 and 2016, respectively.
We paid cash income taxes, net of refunds, of $3.1 million for the nine months ended September 30, 2017. For the nine months ended September 30, 2016, cash refunds for income taxes exceeded payments by $0.5 million.
We incurred liabilities for capital expenditures that had not been paid of $25.0 million and $16.8 million as of September 30, 2017 and 2016, respectively. Such amounts are not included in capital expenditures on the consolidated statements of cash flows.
We financed prepayments of insurance premiums of $6.1 million and $4.0 million for the nine months ended September 30, 2017 and 2016, respectively.
See Note 2 for information related to non-cash activity related to the HFOTCO acquisition.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

14.	RELATED PARTY TRANSACTIONS
Transactions with NGL Energy and its subsidiaries primarily relate to crude oil marketing, leased storage and transportation services, including buy/sell transactions. Transactions with White Cliffs primarily relate to leased storage, purchases and sales of crude oil, transportation fees for shipments on the White Cliffs Pipeline, and management fees. Transactions with Glass Mountain primarily relate to transportation fees for shipments on the Glass Mountain Pipeline, fees for support and administrative services associated with pipeline operations and purchases of crude oil.
In accordance with ASC 845-10-15, the buy/sell transactions with NGL Energy and White Cliffs were reported as revenue on a net basis in our condensed consolidated statements of operations and comprehensive income (loss) because the purchases of inventory and subsequent sales of the inventory were with the same counterparty and entered into in contemplation of one another.
During the three months and nine months ended September 30, 2017 and 2016, we generated the following transactions with related parties (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
NGL Energy
Revenues	$15,652	$12,291	$40,368	$29,123
Purchases	$12,414	$13,849	$29,562	$27,045

White Cliffs
Crude oil revenues	$—	$220	$436	$220
Storage revenues	$1,087	$1,088	$3,263	$3,264
Transportation fees	$3,111	$2,704	$8,152	$7,929
Management fees	$133	$127	$387	$369
Crude oil purchases	$—	$375	$8,616	$3,920

Glass Mountain
Transportation fees	$1,765	$1,886	$6,251	$5,625
Management fees	$204	$198	$612	$594
Crude oil purchases	$—	$—	$3,911	$385

15.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS

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
Each of the Guarantors is 100% owned by SemGroup Corporation (the “Parent”). Such guarantees of the Notes are full and unconditional and constitute the joint and several obligations of the Guarantors. There are no significant restrictions upon the ability of the Parent or any of the Guarantors to obtain funds from its respective subsidiaries by dividend or loan. Distributions of cash flows from HFOTCO, a non-guarantor, are restricted by the existing indebtedness of HFOTCO. None of the assets of the Guarantors represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act.
Subsequent to the Merger as described in Note 12, SemGroup assumed the obligations of Rose Rock under Rose Rock’s senior unsecured notes. Supplemental indentures were entered into with respect to the previously existing SemGroup senior unsecured notes and the senior unsecured notes assumed from Rose Rock to include the Guarantors as listed

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

above to the extent the entity was not already a Guarantor. Prior period comparative information has been recast to reflect the addition of Rose Rock subsidiaries as Guarantors.
Unaudited condensed consolidating financial statements for the Parent, the Guarantors and non-guarantors as of September 30, 2017 and December 31, 2016, and for the three months and nine months ended September 30, 2017 and 2016, are presented on an equity method basis in the tables below (in thousands).
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
Condensed Consolidating Guarantor Balance Sheets

	September 30, 2017
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$24,597	$—	$47,411	$(3,995)	$68,013
Accounts receivable, net	4,246	367,661	102,888	—	474,795
Receivable from affiliates	40	5,211	280	—	5,531
Inventories	—	118,614	10,019	—	128,633
Other current assets	5,256	8,853	7,813	—	21,922
Total current assets	34,139	500,339	168,411	(3,995)	698,894
Property, plant and equipment, net	8,193	998,305	2,387,537	—	3,394,035
Equity method investments	3,289,043	1,119,061	—	(3,974,299)	433,805
Goodwill	—	—	262,059	—	262,059
Other intangible assets, net	11	129,833	283,886	—	413,730
Other noncurrent assets	68,454	2,666	91,282	—	162,402
Total assets	$3,399,840	$2,750,204	$3,193,175	$(3,978,294)	$5,364,925
LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$680	$388,927	$45,985	$—	$435,592
Payable to affiliates	—	4,877	—	—	4,877
Accrued liabilities	26,898	30,852	48,295	—	106,045
Other current liabilities	1,707	5,918	11,376	—	19,001
Total current liabilities	29,285	430,574	105,656	—	565,515
Long-term debt, net	1,674,663	6,644	1,351,263	(23,141)	3,009,429
Deferred income taxes	—	—	57,476	—	57,476
Other noncurrent liabilities	2,001	—	36,613	—	38,614
Commitments and contingencies
Total owners’ equity	1,693,891	2,312,986	1,642,167	(3,955,153)	1,693,891
Total liabilities and owners’ equity	$3,399,840	$2,750,204	$3,193,175	$(3,978,294)	$5,364,925

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

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Statements of Operations

	Three Months Ended September 30, 2017
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$381,228	$42,303	$—	$423,531
Service	—	34,812	70,475	—	105,287
Lease	—	—	2,646	—	2,646
Other	—	—	14,458	—	14,458
Total revenues	—	416,040	129,882	—	545,922
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	361,675	36,577	—	398,252
Operating	—	28,752	33,914	—	62,666
General and administrative	18,970	5,833	10,407	—	35,210
Depreciation and amortization	610	17,580	31,945	—	50,135
Loss on disposal or impairment, net	—	40,161	1,464	—	41,625
Total expenses	19,580	454,001	114,307	—	587,888
Earnings (loss) from equity method investments	(26,856)	19,380	—	24,843	17,367
Operating income (loss)	(46,436)	(18,581)	15,575	24,843	(24,599)
Other expenses (income), net:
Interest expense	12,418	9,854	10,656	(217)	32,711
Foreign currency transaction gain	—	—	(747)	—	(747)
Other income, net	(225)	(8)	(195)	217	(211)
Total other expenses, net	12,193	9,846	9,714	—	31,753
Income (loss) from continuing operations before income taxes	(58,629)	(28,427)	5,861	24,843	(56,352)
Income tax expense (benefit)	(39,526)	—	2,277	—	(37,249)
Net income (loss)	$(19,103)	$(28,427)	$3,584	$24,843	$(19,103)
Net income (loss)	$(19,103)	$(28,427)	$3,584	$24,843	$(19,103)
Other comprehensive income (loss), net of income taxes	(5,346)	(193)	14,769	—	9,230
Comprehensive income (loss)	$(24,449)	$(28,620)	$18,353	$24,843	$(9,873)

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Three Months Ended September 30, 2016
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$209,835	$36,085	$—	$245,920
Service	—	39,398	26,676	—	66,074
Other	—	—	15,770	—	15,770
Total revenues	—	249,233	78,531	—	327,764
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	188,329	30,174	—	218,503
Operating	—	29,212	23,424	—	52,636
General and administrative	4,576	9,557	6,450	—	20,583
Depreciation and amortization	439	17,384	7,099	—	24,922
Loss on disposal or impairment, net	—	1,018	—	—	1,018
Total expenses	5,015	245,500	67,147	—	317,662
Earnings from equity method investments	6,090	19,657	—	(9,902)	15,845
Operating income	1,075	23,390	11,384	(9,902)	25,947
Other expenses (income), net:
Interest expense (income)	(3,672)	23,060	(632)	(239)	18,517
Foreign currency transaction loss (gain)	—	(18)	677	—	659
Other expense (income), net	(372)	63	(422)	239	(492)
Total other expense (income), net	(4,044)	23,105	(377)	—	18,684
Income from continuing operations before income taxes	5,119	285	11,761	(9,902)	7,263
Income tax expense	9,979	—	1,919	—	11,898
Net income (loss)	(4,860)	285	9,842	(9,902)	(4,635)
Less: net income attributable to noncontrolling interests	—	225	—	—	225
Net income (loss) attributable to SemGroup	$(4,860)	$60	$9,842	$(9,902)	$(4,860)
Net income (loss)	$(4,860)	$285	$9,842	$(9,902)	$(4,635)
Other comprehensive income (loss), net of income taxes	3,711	208	(10,970)	—	(7,051)
Comprehensive income (loss)	(1,149)	493	(1,128)	(9,902)	(11,686)
Less: comprehensive income attributable to noncontrolling interests	—	225	—	—	225
Comprehensive income (loss) attributable to SemGroup	$(1,149)	$268	$(1,128)	$(9,902)	$(11,911)

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Nine Months Ended September 30, 2017
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$1,055,387	$109,511	$—	$1,164,898
Service	—	110,411	151,556	—	261,967
Lease	—	—	2,646	—	2,646
Other	—	—	45,600	—	45,600
Total revenues	—	1,165,798	309,313	—	1,475,111
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	993,838	93,519	—	1,087,357
Operating	—	84,886	103,209	—	188,095
General and administrative	35,513	21,206	26,887	—	83,606
Depreciation and amortization	1,613	52,077	46,646	—	100,336
Loss on disposal of long-lived assets, net	—	42,125	1,676	—	43,801
Total expenses	37,126	1,194,132	271,937	—	1,503,195
Earnings (loss) from equity method investments	17,435	57,015	—	(22,239)	52,211
Operating income (loss)	(19,691)	28,681	37,376	(22,239)	24,127
Other expenses (income), net:
Interest expense	23,009	28,272	9,391	(617)	60,055
Loss on early extinguishment of debt	19,930	—	—	—	19,930
Foreign currency transaction gain	—	—	(1,758)	—	(1,758)
Other income, net	(669)	(13)	(737)	617	(802)
Total other expenses, net	42,270	28,259	6,896	—	77,425
Income (loss) from continuing operations before income taxes	(61,961)	422	30,480	(22,239)	(53,298)
Income tax expense (benefit)	(42,192)	—	8,663	—	(33,529)
Net income (loss)	$(19,769)	$422	$21,817	$(22,239)	$(19,769)
Net income (loss)	$(19,769)	$422	$21,817	$(22,239)	$(19,769)
Other comprehensive income (loss), net of income taxes	(14,296)	(523)	39,034	—	24,215
Comprehensive income (loss)	$(34,065)	$(101)	$60,851	$(22,239)	$4,446

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Nine Months Ended September 30, 2016
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$597,638	$95,304	$—	$692,942
Service	—	116,410	75,937	—	192,347
Other	—	—	44,703	—	44,703
Total revenues	—	714,048	215,944	—	929,992
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	514,996	77,296	—	592,292
Operating	—	87,232	70,305	—	157,537
General and administrative	15,230	24,512	22,677	—	62,419
Depreciation and amortization	1,212	51,543	21,273	—	74,028
Loss (gain) on disposal or impairment, net	—	16,077	(67)	—	16,010
Total expenses	16,442	694,360	191,484	—	902,286
Earnings from equity method investments	20,050	60,341	—	(24,397)	55,994
Loss on issuance of common units by equity method investee	(41)	—	—	—	(41)
Operating income	3,567	80,029	24,460	(24,397)	83,659
Other expenses (income), net:
Interest expense (income)	(6,583)	64,267	(2,867)	(712)	54,105
Foreign currency transaction loss (gain)	—	(18)	3,689	—	3,671
Loss on sale of equity method investment	30,644	—	—	—	30,644
Other expense (income), net	(859)	63	(1,086)	712	(1,170)
Total other expense (income), net	23,202	64,312	(264)	—	87,250
Income (loss) from continuing operations before income taxes	(19,635)	15,717	24,724	(24,397)	(3,591)
Income tax expense (benefit)	(9,727)	—	4,876	—	(4,851)
Income (loss) from continuing operations	(9,908)	15,717	19,848	(24,397)	1,260
Loss from discontinued operations, net of income taxes	—	—	(1)	—	(1)
Net income (loss)	(9,908)	15,717	19,847	(24,397)	1,259
Less: net income attributable to noncontrolling interests	—	11,167	—	—	11,167
Net income (loss) attributable to SemGroup	$(9,908)	$4,550	$19,847	$(24,397)	$(9,908)
Net income (loss)	(9,908)	15,717	19,847	(24,397)	1,259
Other comprehensive income (loss), net of income taxes	1,725	909	(7,203)	—	(4,569)
Comprehensive income (loss)	(8,183)	16,626	12,644	(24,397)	(3,310)
Less: comprehensive income attributable to noncontrolling interests	—	11,167	—	—	11,167
Comprehensive income (loss) attributable to SemGroup	$(8,183)	$5,459	$12,644	$(24,397)	$(14,477)

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Statements of Cash Flows

	Nine Months Ended September 30, 2017
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(43,276)	$99,519	$36,174	$—	$92,417
Cash flows from investing activities:
Capital expenditures	(4,181)	(91,890)	(250,133)	—	(346,204)
Proceeds from sale of long-lived assets	—	15,530	1,108	—	16,638
Contributions to equity method investments	—	(18,808)	—	—	(18,808)
Payments to acquire businesses	—	—	(293,039)	—	(293,039)
Distributions in excess of equity in earnings of affiliates	—	19,296	—	—	19,296
Net cash provided used in investing activities	(4,181)	(75,872)	(542,064)	—	(622,117)
Cash flows from financing activities:
Debt issuance costs	(10,839)	—	—	—	(10,839)
Borrowings on credit facilities and issuance of senior notes, net of discount	1,333,377	—	20,000	—	1,353,377
Principal payments on credit facilities and other obligations	(710,547)	(19)	(1,375)	—	(711,941)
Debt extinguishment costs	(16,293)	—	—	—	(16,293)
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(1,361)	—	—	—	(1,361)
Dividends paid	(94,714)	—	—	—	(94,714)
Proceeds from issuance of common stock under employee stock purchase plan	796	—	—	—	796
Intercompany borrowings (advances), net	(447,367)	(23,628)	470,408	587	—
Net cash provided by (used in) financing activities	53,052	(23,647)	489,033	587	519,025
Effect of exchange rate changes on cash and cash equivalents	—	—	4,472	—	4,472
Change in cash and cash equivalents	5,595	—	(12,385)	587	(6,203)
Cash and cash equivalents at beginning of period	19,002	—	59,796	(4,582)	74,216
Cash and cash equivalents at end of period	$24,597	$—	$47,411	$(3,995)	$68,013

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Nine Months Ended September 30, 2016
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$53,460	$52,620	$59,781	$(25,757)	$140,104
Cash flows from investing activities:
Capital expenditures	(1,939)	(40,043)	(161,794)	—	(203,776)
Proceeds from sale of long-lived assets	—	—	98	—	98
Contributions to equity method investments	—	(3,756)	—	—	(3,756)
Proceeds from sale of common units of equity method investee	60,483	—	—	—	60,483
Distributions in excess of equity in earnings of affiliates	33,065	22,792	—	(33,065)	22,792
Net cash provided by (used in) investing activities	91,609	(21,007)	(161,696)	(33,065)	(124,159)
Cash flows from financing activities:
Debt issuance costs	(7,459)	—	—	—	(7,459)
Borrowings on credit facilities	118,000	244,500	—	—	362,500
Principal payments on credit facilities and other obligations	(149,469)	(244,525)	—	—	(393,994)
Proceeds from issuance of common units, net of offering costs	223,739	—	—	—	223,739
Distributions to noncontrolling interests	—	(32,133)	—	—	(32,133)
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(945)	—	—	—	(945)
Dividends paid	(63,338)	—	—	—	(63,338)
Proceeds from issuance of common stock under employee stock purchase plan	774	—	—	—	774
Intercompany borrowing (advances), net	(172,495)	(8,531)	122,672	58,354	—
Net cash provided by (used in) financing activities	(51,193)	(40,689)	122,672	58,354	89,144
Effect of exchange rate changes on cash and cash equivalents	—	18	545	—	563
Change in cash and cash equivalents	93,876	(9,058)	21,302	(468)	105,652
Cash and cash equivalents at beginning of period	4,559	9,058	46,043	(1,564)	58,096
Cash and cash equivalents at end of period	$98,435	$—	$67,345	$(2,032)	$163,748

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

16.	SUBSEQUENT EVENT

In the fourth quarter of 2017, we have made considerable progress on our strategic initiatives to finance the deferred payment associated with our HFOTCO acquisition and to enhance our balance sheet.  Those initiatives may include, but are not limited to, multiple asset sales.  At September 30, 2017, we had not met the accounting criteria for those assets and liabilities to be presented as Held for Sale.  If we progress further toward potential divestitures, gains or losses may be recorded to the extent the fair value of the assets divested are more or less than the carrying value of those assets, and those gains or losses may be significant.
On November 8, 2017, we reached an agreement to sell our 50% interest in Glass Mountain for $300 million and expect to record a gain on disposal.

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

Overview of Business
Our business is to provide gathering, transportation, storage, distribution, marketing and other midstream services primarily to producers, refiners of petroleum products and other market participants located in the Gulf Coast, Midwest and Rocky Mountain regions of the United States of America (the “U.S.”) and Canada. We, or our significant equity method investees, have an asset base consisting of pipelines, gathering systems, storage facilities, terminals, processing plants and other distribution assets located between North American production and supply areas, including the Gulf Coast, Midwest, Rocky Mountain and Western Canadian regions. We also maintain and operate storage, terminal and marine facilities at Milford Haven in the United Kingdom (the “U.K.”) that enable customers to supply petroleum products to markets in the Atlantic Basin. We also operate a network of liquid asphalt cement terminals throughout Mexico. At September 30, 2017, our operations are conducted directly and indirectly through our primary business segments – Crude Transportation, Crude Facilities, Crude Supply and Logistics, HFOTCO, SemGas®, SemCAMS, SemLogistics and SemMexico.
Our Assets
At September 30, 2017, our segments owned the following:

•	Crude Transportation operates crude oil pipelines and truck transportation businesses in the U.S. Crude Transportation’s assets include:

•
a 450-mile crude oil gathering and transportation pipeline system with over 720,000 barrels of associated storage capacity in Kansas and northern Oklahoma that is connected to several third-party pipelines and refineries;

•
the Wattenberg Oil Trunkline (“WOT”), a 75-mile, 12-inch diameter crude oil gathering pipeline system that transports crude oil from production facilities in the DJ Basin to the pipeline owned by White Cliffs Pipeline, L.L.C. (“White Cliffs”). The WOT also has 360,000 barrels of operational storage;

•	a crude oil trucking fleet of approximately 245 transport trucks and approximately 245 trailers;

•	Maurepas Pipeline, consisting of three pipelines, with an approximate total of 106 miles, that service refineries in the Gulf Coast region (the “Maurepas Pipeline”);

•
a 51% ownership interest in White Cliffs, which owns a 527-mile pipeline, consisting of two parallel 12-inch common carrier, crude oil pipelines, that transports crude oil from Platteville, Colorado to Cushing, Oklahoma (the “White Cliffs Pipeline”) that we operate; and

•
a 50% ownership interest in Glass Mountain Pipeline, LLC (“Glass Mountain”), which owns a 215-mile crude oil pipeline in western and north central Oklahoma (the “Glass Mountain Pipeline”) and 1.5 million barrels of associated storage, that we operate.

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

•	HFOTCO, acquired in July 2017, operates a large terminal facility located on the U.S. Gulf Coast. HFOTCO’s assets include:

•
approximately 16.8 million barrels of product storage with crude pipeline connectivity to the local refining complex, deep water marine access and inbound crude receipt pipeline connectivity, as well as rail and truck loading and unloading capabilities; and

•	330 acres on the Houston Ship Channel.

•	SemGas, which provides natural gas gathering and processing services in the U.S. SemGas owns and operates gathering systems and four processing plants with 595 million cubic feet per day of capacity.

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

Recent Developments
In the fourth quarter of 2017, we have made considerable progress on our strategic initiatives to finance the deferred payment associated with our HFOTCO acquisition and to enhance our balance sheet.  Those initiatives may include, but are not limited to, multiple asset sales.  At September 30, 2017, we had not met the accounting criteria for those assets and liabilities to be presented as Held for Sale.  If we progress further toward potential divestitures, gains or losses may be recorded to the extent the fair value of the assets divested are more or less than the carrying value of those assets, and those gains or losses may be significant.
On November 8, 2017, we reached an agreement to sell our 50% interest in Glass Mountain for $300 million and expect to record a gain on disposal.

Results of Operations
Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Revenue	$545,922	$327,764	$1,475,111	$929,992
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	398,252	218,503	1,087,357	592,292
Operating	62,666	52,636	188,095	157,537
General and administrative	35,210	20,583	83,606	62,419
Depreciation and amortization	50,135	24,922	100,336	74,028
Loss on disposal or impairment, net	41,625	1,018	43,801	16,010
Total expenses	587,888	317,662	1,503,195	902,286
Earnings from equity method investments	17,367	15,845	52,211	55,994
Loss on issuance of common units by equity method investee	—	—	—	(41)
Operating income (loss)	(24,599)	25,947	24,127	83,659
Other expenses (income), net:
Interest expense	32,711	18,517	60,055	54,105
Loss on early extinguishment of debt	—	—	19,930	—
Foreign currency transaction loss (gain)	(747)	659	(1,758)	3,671
Loss on sale or impairment of equity method investment	—	—	—	30,644
Other income, net	(211)	(492)	(802)	(1,170)
Total other expenses, net	31,753	18,684	77,425	87,250
Income (loss) from continuing operations before income taxes	(56,352)	7,263	(53,298)	(3,591)
Income tax expense (benefit)	(37,249)	11,898	(33,529)	(4,851)
Income (loss) from continuing operations	(19,103)	(4,635)	(19,769)	1,260
Loss from discontinued operations, net of income taxes	—	—	—	(1)
Net income (loss)	$(19,103)	$(4,635)	$(19,769)	$1,259
Revenue and Expenses
Revenue and expenses are analyzed by operating segment below.
General and administrative expense
General and administrative expenses of each corporate department are allocated to the segments based on criteria such as actual usage, headcount and estimates of effort or benefit. The method for allocating cost is based on the type of service being provided. For example, internal audit costs are based on an estimate of effort attributable to a segment. In contrast, accounting department costs are allocated based on the number of transactions processed for a given segment compared to the total number processed. The overall increase in general and administrative expense compared with prior periods is primarily due to HFOTCO acquisition related costs of $13.6 million and $19.1 million for the three and nine months ended September 30, 2017, respectively.
Interest expense
Interest expense increased in the three months ended September 30, 2017, to $32.7 million from $18.5 million in the three months ended September 30, 2016. The increase is primarily due to debt issued during the three months ended September 30, 2017, including increased borrowings on the revolving credit facility and debt assumed in the HFOTCO acquisition. Interest expense increased in the nine months ended September 30, 2017, to $60.1 million from $54.1 million in the nine months ended September 30, 2016. The increase is primarily due to debt issued during the three months ended September 30, 2017, as discussed above, partially offset by higher capitalized interest amounts as compared to the prior year, primarily related to the Maurepas Pipeline.

Loss on early extinguishment of debt
During the nine months ended September 30, 2017, we purchased $290 million of our outstanding $300 million senior unsecured notes due 2021 (the “2021 Notes”) through a tender offer. The price included a premium and interest to the purchase date. A notice of redemption was issued for the remaining $10 million of 2021 Notes, which were not redeemed through the tender offer pursuant to the redemption and satisfaction and discharge provisions of the indenture governing the 2021 Notes. The redemption price includes a redemption premium and interest to the redemption date. As a result, we recognized a loss of $19.9 million on the early extinguishment of the 2021 Notes, which included premiums of $15.9 million and the write off of $3.6 million of associated unamortized debt issuance costs.
Loss on sale or impairment of equity method investment
During the nine months ended September 30, 2016, we recognized a $30.6 million net loss on sale or impairment of equity method investment from the sale of limited partner units of NGL Energy.
Income tax expense (benefit)
We reported an income tax benefit of $33.5 million for the nine months ended September 30, 2017, compared to a benefit of $4.8 million for the nine months ended September 30, 2016. The effective tax rate was 66% and 164% for the three months ended September 30, 2017 and 2016, respectively, and 63% and 135% for the nine months ended September 30, 2017, and 2016, respectively. The rate for the nine months ended September 30, 2017, is impacted by a discrete tax expense of $1.4 million related to the vesting of restricted stock during the period and a discrete tax benefit of $31.6 million related to a change of position to deduct foreign taxes in lieu of claiming a foreign tax credit for the tax years 2013 through 2016. The foreign tax credit for these years was previously offset by a full valuation allowance and, accordingly, there is no net tax expense or balance sheet impact from their reversal. The discrete benefit arises from recognition of the increase in our net operating loss carryforward resulting from the deduction of foreign taxes. The decision to deduct foreign taxes or claim the foreign tax credit is made with respect to each tax period. The rate for the nine months ended September 30, 2016, is impacted by a non-controlling interest in Rose Rock Midstream, L.P. (“Rose Rock”) for which taxes are not provided. Significant items that impacted the effective tax rate for each period, as compared to the U.S. federal statutory rate of 35%, include earnings in foreign jurisdictions taxed at lower rates and foreign earnings taxed in foreign jurisdictions as well as in the U.S., since they are disregarded entities for U.S. federal income tax purposes. These combined factors, and the magnitude of the permanent items impacting the tax rate relative to income from continuing operations before income taxes, result in rates that are not comparable between the periods.

Results of Operations by Reporting Segment
Crude Transportation

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Revenue:
Pipeline transportation	$12,497	$6,813	$25,124	$21,560
Truck transportation	15,315	16,127	44,141	46,560
Total revenue	27,812	22,940	69,265	68,120
Expenses:
Operating	17,272	17,106	49,691	52,588
General and administrative	2,580	1,188	9,093	3,443
Depreciation and amortization	11,170	6,309	23,595	18,343
Loss on disposal or impairment, net	40,161	1,018	42,107	2,799
Total expenses	71,183	25,621	124,486	77,173
Earnings from equity method investments	17,372	15,883	52,207	53,800
Operating income (loss)	$(25,999)	$13,202	$(3,014)	$44,747
Three months ended September 30, 2017 versus three months ended September 30, 2016
Revenue
Pipeline transportation revenue increased to $12.5 million in the three months ended September 30, 2017, from $6.8 million in the three months ended September 30, 2016. The increase was primarily the result of $5.8 million related to the start-up of the Maurepas Pipeline and a $1.0 million increase on the WOT, partially offset by a $0.9 million reduction related to the Tampa pipeline that was sold in the first quarter of 2017 and a $0.2 million reduction to intersegment transportation attributed to our Crude Supply and Logistics segment.
Truck transportation revenue decreased to $15.3 million in three months ended September 30, 2017, from $16.1 million for the same period in 2016 as a result of lower average rates.
Operating expense
Operating expense increased slightly to $17.3 million for the three months ended September 30, 2017, compared to $17.1 million for the three months ended September 30, 2016. The increase was the result of higher field expenses and outside services, partially offset by decreases in compensation and insurance and taxes.
General and administrative expense
General and administrative expense increased to $2.6 million in the three months ended September 30, 2017, from $1.2 million in the three months ended September 30, 2016. The increase is primarily a result of higher overhead allocations largely due to certain Rose Rock corporate costs being allocated to the former Rose Rock segments subsequent to SemGroup’s acquisition of the outstanding non-controlling interest in Rose Rock in September of 2016. These costs were included in Corporate and Other in the prior year. Insurance and taxes and other expense also increased as compared to prior period.
Depreciation and amortization expense
Depreciation and amortization expense increased to $11.2 million in the three months ended September 30, 2017, from $6.3 million in the three months ended September 30, 2016. The increase is primarily a result of the Maurepas Pipeline coming on line during the third quarter of 2017.
Loss on disposal or impairment, net
Crude Transportation recorded a loss on impairments of $40.2 million in the three months ended September 30, 2017, resulting from a $38.9 million impairment in our trucking division primarily related to goodwill and intangible customer relationships and a $1.3 million impairment to a 5.3 mile section of our Oklahoma pipeline system. See Note 4 of the accompanying financial statements for additional information related to the impairment of goodwill and customer relationship intangible assets. Crude Transportation recorded a loss on disposal of long-lived assets of $1.0 million in the three months ended September 30, 2016, primarily due to a write down of vehicles in our trucking division.
Earnings from equity method investments
Crude Transportation’s earnings from equity method investments increased in the three months ended September 30, 2017, to $17.4 million from $15.9 million in the three months ended September 30, 2016, due to an increase in volume.

Nine months ended September 30, 2017 versus nine months ended September 30, 2016
Revenue
Pipeline transportation revenue increased to $25.1 million in the nine months ended September 30, 2017, from $21.6 million in the nine months ended September 30, 2016. The increase included a $5.8 million increase related to the start-up of the Maurepas Pipeline and a $2.4 million increase on the WOT. These increases were partially offset with a $2.8 million decrease related to the Tampa pipeline that was sold early in the nine months ended September 30, 2017, a $1.7 million reduction in intersegment activity and a $0.2 million reduction to other income.
Truck transportation revenue decreased to $44.1 million in the nine months ended September 30, 2017, from $46.6 million in the same period in 2016, as a result of lower average rates.
Operating expense
Operating expense decreased to $49.7 million for the nine months ended September 30, 2017, from $52.6 million for the nine months ended September 30, 2016. The decrease was the result of lower compensation, insurance and taxes and other expenses, partially offset by increases in outside services and field expense.

General and administrative expense
General and administrative expense increased to $9.1 million in the nine months ended September 30, 2017, from $3.4 million in the nine months ended September 30, 2016. The increase is primarily a result of higher overhead allocations largely due to certain Rose Rock corporate costs being allocated to the former Rose Rock segments subsequent to SemGroup’s acquisition of the outstanding non-controlling interest in Rose Rock in September of 2016. These costs were included in Corporate and Other in the prior year. Increases were also seen in insurance and taxes, legal and other expenses.
Depreciation and amortization expense
Depreciation and amortization expense increased to $23.6 million in the nine months ended September 30, 2017, from $18.3 million in the nine months ended September 30, 2016. The increase is primarily a result of the Maurepas Pipeline coming on line during the third quarter of 2017.
Loss on disposal or impairment, net
Crude Transportation recorded a loss on disposal or impairment of $42.1 million in the nine months ended September 30, 2017, resulting primarily from a $38.9 million impairment in our trucking division primarily related to goodwill and intangible customer relationships, a $1.3 million impairment to a 5.3 mile section of our Oklahoma pipeline system and a $4.8 million write down of right-of-ways, partially offset with a gain from the Tampa pipeline sale. The write down of right-of-ways included $4.5 million related to the correction of immaterial prior period errors. See Note 4 of the accompanying financial statements for additional information related to the impairment of goodwill and customer relationship intangible assets. Crude Transportation recorded a loss on disposal of long-lived assets of $2.8 million in the nine months ended September 30, 2016, primarily the result of an abandonment of a 13-mile section of the Kansas and Oklahoma pipeline system.
Earnings from equity method investments
Crude Transportation’s earnings from equity method investments decreased in the nine months ended September 30, 2017, to $52.2 million from $53.8 million in the nine months ended September 30, 2016, due to a reduction in volume.

Crude Facilities

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Revenue	$11,620	$12,740	$36,076	$38,445
Expenses:
Operating	2,814	2,360	8,225	6,900
General and administrative	309	701	1,515	2,908
Depreciation and amortization	2,058	1,982	6,024	5,785
Total expenses	5,181	5,043	15,764	15,593
Operating income	$6,439	$7,697	$20,312	$22,852
Three months ended September 30, 2017 versus three months ended September 30, 2016
Revenue
Revenue decreased to $11.6 million in the three months ended September 30, 2017, from $12.7 million for the three months ended September 30, 2016. The decrease is due to a reduction in storage revenue of $0.6 million, primarily resulting from scheduled tank cleanings, as the average capacity used internally for crude oil operations and marketing activities decreased to 1.3 million barrels from 1.4 million barrels and the average capacity leased by storage customers decreased to 6.2 million barrels from 6.6 million barrels. The remainder is due to decreases in pump-over revenue of $0.5 million.
Operating expense
Operating expense increased to $2.8 million in the three months ended September 30, 2017, from $2.4 million for the three months ended September 30, 2016, as a result of increased field expense, maintenance and repair and other expense.
General and administrative expense
General and administrative expense decreased to $0.3 million for three months ended September 30, 2017, from $0.7 million for the three months ended September 30, 2016, as a result of a reduction in overhead allocations.

Nine months ended September 30, 2017 versus nine months ended September 30, 2016
Revenue
Revenue decreased to $36.1 million in the nine months ended September 30, 2017, from $38.4 million for the nine months ended September 30, 2016. The decrease is due to a reduction in storage revenue of $1.9 million, primarily resulting from scheduled tank cleanings, as the average capacity leased by storage customers decreased to 6.3 million barrels from 6.6 million barrels, with the remaining amount due to reduction of pump-over revenue.
Operating expense
Operating expense increased to $8.2 million in the nine months ended September 30, 2017, from $6.9 million for the nine months ended September 30, 2016, as a result of increased field expense, compensation, outside services and maintenance and repair expense.
General and administrative expense
General and administrative expense decreased to $1.5 million for nine months ended September 30, 2017, from $2.9 million for the nine months ended September 30, 2016, as a result of a reduction in overhead allocations.

Crude Supply and Logistics

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Revenue	$339,874	$165,523	$928,664	$485,346
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	342,254	167,305	931,813	465,072
Operating	1,146	853	4,077	2,380
General and administrative	675	381	3,153	1,450
Depreciation and amortization	103	46	243	126
Loss on disposal of long-lived assets, net	—	—	—	227
Total expenses	344,178	168,585	939,286	469,255
Operating income (loss)	$(4,304)	$(3,062)	$(10,622)	$16,091
Three months ended September 30, 2017 versus three months ended September 30, 2016
Revenue
Revenue increased to $339.9 million in the three months ended September 30, 2017, from $165.5 million in the three months ended September 30, 2016.

	Three Months Ended September 30,
(in thousands)	2017	2016
Gross product revenue	$1,050,165	$862,237
Nonmonetary transaction adjustment	(708,458)	(690,547)
Unrealized loss on derivatives, net	(1,833)	(6,167)
Product revenue	$339,874	$165,523
Gross product revenue increased in the three months ended September 30, 2017, to $1.1 billion from $862.2 million in the three months ended September 30, 2016. The increase was primarily due to an increase in the volume sold to 22.2 million barrels at an average sales price of $47 per barrel in the three months ended September 30, 2017, compared to volume sold of 19.0 million barrels at an average sales price of $45 per barrel in the three months ended September 30, 2016.
Gross product revenue was reduced by $708.5 million and $690.5 million during the three months ended September 30, 2017 and 2016, respectively, in accordance with Accounting Standards Codification (“ASC”) 845-10-15, “Nonmonetary Transactions”. ASC 845-10-15 requires that certain transactions -- those where inventory is purchased from a customer then resold to the same customer -- to be presented in the income statement on a net basis, resulting in a reduction of revenue and costs of products sold by the same amount.
Cost of products sold
Costs of products sold increased in the three months ended September 30, 2017, to $342.3 million (including $11.6 million of intersegment charges) from $167.3 million in the three months ended September 30, 2016 (including $9.8 million of intersegment charges). Costs of products sold reflect reductions of $708.5 million and $690.5 million in the three months ended September 30, 2017 and 2016, respectively, in accordance with ASC 845-10-15. There was an increase in the barrels sold, as described above, combined with an increase in the average cost per barrel of crude oil to $47 in the three months ended September 30, 2017, from $45 in the three months ended September 30, 2016.
Operating expense
Operating expense increased to $1.1 million in the three months ended September 30, 2017, from $0.9 million for the three months ended September 30, 2016. The increase is primarily due to higher outside services and other expenses.
General and administrative expense
General and administrative expense increased to $0.7 million in the three months ended September 30, 2017, from $0.4 million in the three months ended September 30, 2016. This increase is primarily due to additional overhead allocation.
Nine months ended September 30, 2017 versus nine months ended September 30, 2016
Revenue
Revenue increased to $928.7 million in the nine months ended September 30, 2017, from $485.3 million in the nine months ended September 30, 2016.

	Nine Months Ended September 30,
(in thousands)	2017	2016
Gross product revenue	$3,190,732	$2,256,180
Nonmonetary transaction adjustment	(2,261,136)	(1,764,738)
Unrealized loss on derivatives, net	(932)	(6,096)
Product revenue	$928,664	$485,346
Gross product revenue increased in the nine months ended September 30, 2017, to $3.2 billion from $2.3 billion in the nine months ended September 30, 2016. The increase was primarily due to an increase in the volume sold to 65.0 million barrels at an average sales price of $49 per barrel in the nine months ended September 30, 2017, compared to volume sold of 56.6 million barrels at an average sales price of $40 per barrel in the nine months ended September 30, 2016. Current year volume includes approximately 5.5 million barrels moved at negligible margins primarily to overcome volume constraints on third-party pipelines.
Gross product revenue was reduced by $2.3 billion and $1.8 billion during the nine months ended September 30, 2017 and 2016, respectively, in accordance with Accounting Standards Codification (“ASC”) 845-10-15, “Nonmonetary Transactions”. ASC 845-10-15 requires that certain transactions -- those where inventory is purchased from a customer then resold to the same customer -- to be presented in the income statement on a net basis, resulting in a reduction of revenue and costs of products sold by the same amount.
Cost of products sold
Costs of products sold increased in the nine months ended September 30, 2017, to $931.8 million (including $30.0 million of intersegment charges) from $465.1 million in the nine months ended September 30, 2016 (including $27.4 million of intersegment charges). Costs of products sold reflect reductions of $2.3 billion and $1.8 billion in the nine months ended September 30, 2017 and 2016, respectively, in accordance with ASC 845-10-15. There was an increase in the barrels sold, as described above, combined with an increase in the average cost per barrel of crude oil to $49 in the nine months ended September 30, 2017, from $39 in the nine months ended September 30, 2016.

Operating expense
Operating expense increased to $4.1 million in the nine months ended September 30, 2017, from $2.4 million for the nine months ended September 30, 2016. The increase is primarily due to higher employment costs, outside services, maintenance and repair, insurance and taxes and other expenses.
General and administrative expense
General and administrative expense increased to $3.2 million in the nine months ended September 30, 2017, from $1.5 million in the nine months ended September 30, 2016. This increase is primarily due to additional overhead allocation.

HFOTCO

Three and Nine Months Ended September 30,
(in thousands)	2017
Revenue	$34,675
Expenses:
Operating	6,171
General and administrative	1,267
Depreciation and amortization	19,300
Loss on disposal of long-lived assets, net	1,486
Total expenses	28,224
Operating income	$6,451

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
The first payment (the “First Payment”) occurred on the Closing Date and was composed of estimated assumed net indebtedness at HFOTCO of approximately $766 million, issuance of approximately 12.4 million shares of our Class A common stock, and $297 million in cash, which is net of an estimated $4.2 million adjustment for working capital, net indebtedness and capital expenditures. We funded the cash portion of the First Payment and certain other transaction costs with borrowings under our revolving credit facility. We intend to make the second payment on or prior to December 31, 2018. The second payment will consist of $600 million of cash if paid on December 31, 2018, which amount is discounted at a rate of 5% per annum if paid prior to December 31, 2018, and increases to $680 million if not paid by December 31, 2018, but which amount must be paid any time after December 31, 2018, upon the written request of Sellers and, in any event, not later than December 31, 2019 (the “Second Payment”). Neither the Company nor any of its subsidiaries other than BPGCT, the Buyers and Beachhead Holdings LLC, the parent company of the Buyers (“Beachhead Holdings” and, together with BPGCT and the Buyers, the “Guarantors”), will have any obligation to pay the Second Payment to Sellers. Instead, the Second Payment is secured by a guarantee by the Guarantors and a pledge of the equity interests in BPGCT and the Buyers in favor of the Sellers.
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
The results of HFOTCO subsequent to the acquisition are included in the table above. General and administrative expense for the period subsequent to the acquisition includes the benefit of a $3.0 million reduction to the assumed pension liability due to the curtailment of HFOTCO’s defined benefit pension plan. Subsequent to the acquisition, SemGroup closed the plan to new members and stopped the accrual of future benefits under the plan to better align HFOTCO with SemGroup’s compensation strategy. Accordingly, the pension liability assumed at acquisition of $10.0 million was reduced to $7.0 million as of September 30, 2017.

SemGas

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Revenue	$56,247	$60,090	$176,298	$157,077
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	33,129	33,084	100,725	84,864
Operating	7,563	8,686	22,307	24,910
General and administrative	2,640	2,124	7,927	6,744
Depreciation and amortization	9,114	9,079	27,140	27,204
Loss on disposal or impairment, net	—	—	21	13,051
Total expenses	52,446	52,973	158,120	156,773
Operating income	$3,801	$7,117	$18,178	$304
Three months ended September 30, 2017 versus three months ended September 30, 2016
Revenue
Revenue decreased in the three months ended September 30, 2017, to $56.2 million from $60.1 million in the three months ended September 30, 2016. The decrease is primarily due to lower volumes (25,120 MMcf in the three months ended September 30, 2017, compared to 28,068 MMcf for the same period in 2016) and decreased fees ($13 million in the three months ended September 30, 2017, versus $14 million for the same period in 2016). Volume decreases are primarily due to reduced drilling coupled with natural well production declines. The decrease was offset by a higher average natural gas NYMEX price of $2.99/MMbtu in the three months ended September 30, 2017, versus $2.81/MMbtu for the same period in 2016, higher average NGL basket price of $0.75/gallon in the three months ended September 30, 2017, versus $0.54/gallon for the same period in 2016.
Costs of products sold
Costs of products sold remained constant in the three months ended September 30, 2017 and 2016, at $33.1 million.
Operating expense
Operating expense decreased to $7.6 million in the three months ended September 30, 2017, from $8.7 million in the three months ended September 30, 2016. This decrease is due to lower equipment leases, maintenance and repair cost and field expense (which includes materials and supplies, lubricants, water disposal, electricity and fuel). All decreases are primarily driven by lower volume in northern Oklahoma. These decreases were offset by an increase in employment expense.
General and administrative expense
General and administrative expense increased slightly to $2.6 million in the three months ended September 30, 2017, from $2.1 million in the three months ended September 30, 2016. This increase is due primarily to an increase in intercompany, employment and insurance costs, offset by a decrease in office expense.
Nine months ended September 30, 2017 versus nine months ended September 30, 2016
Revenue
Revenue increased in the nine months ended September 30, 2017, to $176.3 million from $157.1 million in the nine months ended September 30, 2016. The increase is primarily due to a higher average natural gas NYMEX price of $3.17/MMbtu in the nine months ended September 30, 2017, versus $2.29/MMbtu for the same period in 2016, a higher average NGL basket price of $0.71/gallon in the nine months ended September 30, 2017, versus $0.51/gallon for the same period in 2016 and increased fees ($41 million in the nine months ended September 30, 2017, versus $37 million for the same period in 2016). The increase was offset, in part, by lower volume (77,773 MMcf in the nine months ended September 30, 2017, compared to 88,470 MMcf for the same period in 2016). Volume decreases are primarily due to reduced drilling coupled with natural well production declines.
Costs of products sold
Costs of products sold increased in the nine months ended September 30, 2017, to $100.7 million from $84.9 million in the nine months ended September 30, 2016. The increase is attributable to higher prices offset, in part, by lower volume processed in northern Oklahoma.
Operating expense
Operating expense decreased to $22.3 million in the nine months ended September 30, 2017, from $24.9 million in the nine months ended September 30, 2016. This decrease is due to lower equipment lease expense, maintenance and repair cost and field expense (which includes materials and supplies, lubricants, water disposal, electricity and fuel). All decreases are primarily driven by lower volume in northern Oklahoma. These decreases were offset by an increase in employment costs and taxes.
General and administrative expense
General and administrative expense increased to $7.9 million in the nine months ended September 30, 2017, from $6.7 million in the nine months ended September 30, 2016. This increase is due primarily to an increase in employment costs, intercompany, outside services and facilities lease expense, offset by a decrease in office and insurance expense.
Loss on disposal or impairment, net
Net loss on disposal or impairment decreased to $21.0 thousand in the nine months ended September 30, 2017, from $13.1 million in the nine months ended September 30, 2016. This decrease is primarily due to a $13.1 million goodwill impairment recorded in the nine months ended September 30, 2016.

SemCAMS

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Revenue	$39,500	$36,111	$136,412	$100,792
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	3	19	59	95
Operating	22,793	19,604	83,747	57,944
General and administrative	4,867	3,421	13,276	10,782
Depreciation and amortization	4,727	4,239	13,657	12,484
Loss (gain) on disposal of long-lived assets, net	(22)	—	423	—
Total expenses	32,368	27,283	111,162	81,305
Operating income	$7,132	$8,828	$25,250	$19,487
Three months ended September 30, 2017 versus three months ended September 30, 2016
Revenue
Revenue in the three months ended September 30, 2017, increased to $39.5 million from $36.1 million for the three months ended September 30, 2016. This increase is primarily due to changes in foreign currency exchange rates between periods, higher gathering and processing revenue, higher operating cost recoveries and higher overhead recovery income of $1.5 million, $1.4 million, $0.5 million and $0.5 million, respectively. In addition, a 11-day unplanned outage at the KA plant reduced gathering and processing revenue by $0.7 million.

Operating expense
Operating expense increased in the three months ended September 30, 2017, to $22.8 million from $19.6 million for the three months ended September 30, 2016. This increase is primarily due to turnaround costs related to the K3 plant and changes in foreign currency exchange rates between periods offset, in part, by lower contractor costs.
General and administrative expense
General and administrative expense increased in the three months ended September 30, 2017, to $4.9 million from $3.4 million in the three months ended September 30, 2016. This increase is primarily due to higher compensation costs, write-off of capital projects, higher office costs and changes in foreign currency exchange rates between periods.
Depreciation and amortization expense
Depreciation and amortization expense increased slightly in the three months ended September 30, 2017, to $4.7 million from $4.2 million for the three months ended September 30, 2016, as a result of project completions.
Nine months ended September 30, 2017 versus nine months ended September 30, 2016
Revenue
Revenue in the nine months ended September 30, 2017, increased to $136.4 million from $100.8 million for the nine months ended September 30, 2016. This increase is primarily due to higher operating costs recoveries, higher gathering and processing revenue, true-up of take-or-pay minimum volume commitments, higher overhead recovery income, changes in foreign currency exchange rates between periods and higher maintenance capital fees of $26.2 million, $4.3 million, $3.8 million, $2.7 million, $0.9 million and $0.6 million, respectively. In addition, a 36-day planned outage at the K3 plant and an 11-day unplanned outage at the KA plant reduced gathering and processing revenue by $1.6 million and $0.7 million, respectively.
Operating expense
Operating expense increased in the nine months ended September 30, 2017, to $83.7 million from $57.9 million for the nine months ended September 30, 2016. This increase is primarily due to turnaround costs related to the K3 plant and higher compensation costs. These increases were offset, in part, by lower contractor costs, repair costs in 2016 related to the K3 plant outage and changes in foreign currency exchange rates between periods.
General and administrative expense
General and administrative expense increased to $13.3 million in the nine months ended September 30, 2017, from $10.8 million in nine months ended September 30, 2016, due primarily to higher compensation costs, higher office costs, write-off of capital projects and changes in foreign currency exchange rates between periods.
Depreciation and amortization expense
Depreciation and amortization expense increased in the nine months ended September 30, 2017, to $13.7 million from $12.5 million for the nine months ended September 30, 2016, as a result of project completions.

SemLogistics

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Revenue	$7,009	$5,668	$21,505	$17,980
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	30	—	30
Operating	2,682	1,619	6,790	5,713
General and administrative	1,758	707	5,442	4,264
Depreciation and amortization	1,967	1,880	5,683	5,823
Total expenses	6,407	4,236	17,915	15,830
Operating income	$602	$1,432	$3,590	$2,150
Three months ended September 30, 2017 versus three months ended September 30, 2016
Revenue
Revenue increased to $7.0 million in the three months ended September 30, 2017, from $5.7 million in the three months ended September 30, 2016. Throughput revenues increased $0.6 million as a result of a 2.6 million barrel increase in volume. Higher storage fees and an increase of 2.7 million barrels in storage volume over the comparable periods resulted in an increase in storage revenues of $0.5 million and $0.3 million, respectively.
Operating expense
Operating expense increased to $2.7 million in the three months ended September 30, 2017, from $1.6 million in the three months ended September 30, 2016. This increase is primarily due to higher maintenance costs.
General and administrative expense
General and administrative expense increased to $1.8 million in the three months ended September 30, 2017, from $0.7 million in the three months ended September 30, 2016. This increase is primarily due to property tax appeal costs.
Nine months ended September 30, 2017 versus nine months ended September 30, 2016
Revenue
Revenue increased to $21.5 million in the nine months ended September 30, 2017, from $18.0 million in the nine months ended September 30, 2016. An increase of 9.4 million in volume (58.2 million barrels in the nine months ended September 30, 2017 compared to 48.8 million barrels in the comparable period) and higher storage fees resulted in an increase of $3.0 million and $1.2 million, respectively. Throughput volume increased 5.7 million barrels over the comparable period resulting in an increase in throughput revenue of $0.9 million. These increases were offset by a decrease of $2.0 million as a result of the change in foreign currency exchange rates between periods.
Operating expense
Operating expense increased to $6.8 million in the nine months ended September 30, 2017, from $5.7 million in the nine months ended September 30, 2016, primarily as a result of higher maintenance costs.
General and administrative expense
General and administrative expense increased to $5.4 million in the nine months ended September 30, 2017, from $4.3 million in the nine months ended September 30, 2016. This increase is primarily due to property tax appeal costs.

SemMexico

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Revenue	$42,893	$36,752	$110,916	$97,172
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	36,574	30,125	93,460	77,171
Operating	2,157	1,839	5,905	5,720
General and administrative	2,087	2,271	6,317	7,489
Depreciation and amortization	1,070	932	3,029	2,822
Gain on disposal of long-lived assets, net	—	—	(228)	(67)
Total expenses	41,888	35,167	108,483	93,135
Operating income	$1,005	$1,585	$2,433	$4,037
Three months ended September 30, 2017 versus three months ended September 30, 2016
Revenue
Revenue increased in the three months ended September 30, 2017, to $42.9 million from $36.8 million in the three months ended September 30, 2016. An increase in the average sales price per metric ton between periods accounted for $5.2 million of the increase and lower volumes between periods (95,015 metric tons in the three months ended September 30, 2017, compared to 97,966 metric tons in the three months ended September 30, 2016), resulted in a decrease of $1.1 million. The change in the foreign currency exchange rate between periods resulted in an increase of $2.1 million.
Costs of products sold
Costs of products sold increased in the three months ended September 30, 2017, to $36.6 million from $30.1 million in the three months ended September 30, 2016. These increases were primarily due to a higher average cost of asphalt along with the effect of changes in foreign currency exchange rates, offset by decreases resulting from lower volume between the periods.
Operating expense
Operating expense increased in the three months ended September 30, 2017, to $2.2 million from $1.8 million in the three months ended September 30, 2016, as a result of increases in bad debt expense, maintenance and repair expense and the changes in foreign currency exchange rates between the periods.
General and administrative expense
General and administrative expense decreased in the three months ended September 30, 2017, to $2.1 million from $2.3 million in the three months ended September 30, 2016, as a result of decreased outside services, legal and travel expenses and an overall reduction in expenses due to the implementation of strict cost control measures.
Nine months ended September 30, 2017 versus nine months ended September 30, 2016
Revenue
Revenue increased in the nine months ended September 30, 2017, to $110.9 million from $97.2 million in the nine months ended September 30, 2016. An increase in the average sales price per metric ton between periods accounted for $15.4 million of the increase and higher volumes between periods (257,565 metric tons in the nine months ended September 30, 2017, compared to 254,082 metric tons in the nine months ended September 30, 2016), resulted in an increase of $1.3 million. Changes in the foreign currency exchange rate between periods resulted in a decrease of $2.5 million.
Costs of products sold
Costs of products sold increased in the nine months ended September 30, 2017, to $93.5 million from $77.2 million in the nine months ended September 30, 2016. The increase is a result of higher average cost of asphalt and higher volume between the periods, offset by the effect of changes in the foreign currency exchange rates between periods.

General and administrative expense
General and administrative expense decreased in the nine months ended September 30, 2017, to $6.3 million from $7.5 million in the nine months ended September 30, 2016. The decrease is a result of overall reduction in expenses due to the implementation of strict cost control measures, along with reduced outside services, foreign currency exchange, legal and travel expenses.

Corporate and Other

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Revenue	$(13,708)	$(12,060)	$(38,700)	$(34,940)
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	(13,708)	(12,060)	(38,700)	(34,940)
Operating	68	569	1,182	1,382
General and administrative	19,027	9,790	35,616	25,339
Depreciation and amortization	626	455	1,665	1,441
Gain on disposal of long-lived assets, net	—	—	(8)	—
Total expenses	6,013	(1,246)	(245)	(6,778)
Earnings (loss) from equity method investments	(5)	(38)	4	2,153
Operating loss	$(19,726)	$(10,852)	$(38,451)	$(26,009)
Corporate and Other is not an operating segment. This table is included to permit the reconciliation of segment information to that of the consolidated Company. The increase in general and administrative expense in the current period is primarily due to HFOTCO acquisition costs of $13.6 million and $19.1 million for the three and nine months ended September 30, 2017, respectively. Earnings from equity method investments, which includes loss on issuance of common units by equity method investee in the table above, relate to our investment in NGL Energy.

Liquidity and Capital Resources
Sources and Uses of Cash
Our principal sources of short-term liquidity are cash generated from our operations and borrowings under our revolving credit facilities. The consolidated cash balance on September 30, 2017, was $68.0 million. Of this amount, $21.0 million was held in Canada and portions may be subject to tax if transferred to the U.S. Potential sources of long-term liquidity include issuances of debt securities and equity securities and the sale of assets. Our primary cash requirements currently are operating expenses, capital expenditures and our quarterly dividends. In general, we expect to fund:

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
Cash Flows
The following table summarizes our changes in unrestricted cash for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2017	2016
Statement of cash flow data:
Cash flows provided by (used in):
Operating activities	$92,417	$140,104
Investing activities	(622,117)	(124,159)
Financing activities	519,025	89,144
Subtotal	(10,675)	105,089
Effect of exchange rate on cash and cash equivalents	4,472	563
Change in cash and cash equivalents	(6,203)	105,652
Cash and cash equivalents at beginning of period	74,216	58,096
Cash and cash equivalents at end of period	$68,013	$163,748
Operating Activities
The components of operating cash flows can be summarized as follows:

	Nine Months Ended September 30,
(in thousands)	2017	2016
Net income (loss)	$(19,769)	$1,259
Non-cash expenses, net	135,054	131,948
Changes in operating assets and liabilities	(22,868)	6,897
Net cash flows provided by operating activities	$92,417	$140,104
Adjustments to net income (loss) for non-cash expenses, net increased $3.1 million to $135.1 million for the nine months ended September 30, 2017, from $131.9 million for the nine months ended September 30, 2016. This change is primarily a result of:

•	$27.8 million increase in losses on disposal or impairments, net, primarily due to current year impairment of goodwill and intangible assets related to our truck transportation business;

•	$26.3 million in depreciation and amortization expense, primarily as a result of the acquisition of HFOTCO and completion of the Maurepas Pipeline;

•	$19.9 million increase related to a loss on early extinguishment of $300 million of senior unsecured notes;

•	$3.8 million reduction in earnings from equity method investments;

•	$1.5 million increase in non-cash equity compensation; and

•	$1.3 million increase in provision for uncollectible accounts receivable, net of recoveries.
These increases to the adjustments to net income for non-cash expenses were offset by decreases due to:

•	$30.6 million from prior year losses on the sale or impairment of equity method investment which did not recur in the current year;

•
$30.0 million primarily due to the impact of a discrete tax benefit of $31.5 million related to a change of position to deduct foreign taxes in lieu of claiming a foreign tax credit for the tax years 2013 through 2016 in the current year;

•	$7.1 million in distributions from equity investments due to our prior year disposal of our limited partner ownership in NGL Energy and lower distributions from White Cliffs;

•	$5.4 million in currency exchange losses in the prior year, compared to currency exchange gains in the current year;

•	$3.0 million gain on pension curtailment related to the HFOTCO pension plan; and

•	$1.7 million in decreases in amortization of debt issuance costs and discounts.
All other adjustments to net income for non-cash expenses, net for the nine months ended September 30, 2017, remained relatively comparable to the nine months ended September 30, 2016.
Changes in operating assets and liabilities for the nine months ended September 30, 2017, generated a net decrease in operating cash flows of $22.9 million. The decrease to operating cash flow due to the change in operating assets and liabilities was primarily a result of an increase in assets related to accounts receivable, inventories, other assets and other current assets of $36.2 million, $28.3 million, $17.7 million and $2.9 million, respectively, offset by a decrease in receivables from affiliates of $19.9 million. Liabilities increased $57.1 million in accounts payable and accrued liabilities and $7.4 million in other noncurrent liabilities, offset by a decrease in payables to affiliates of $21.6 million. The increase in other noncurrent liabilities is primarily due to the accretion of the Second Payment. Changes in receivables, inventory, payables and accrued liabilities are primarily due to our segments’ operating activities and are subject to the timing of purchases and sales and fluctuations in commodity pricing.
Changes in operating assets and liabilities for the nine months ended September 30, 2016, generated a net increase in operating cash flows of $6.9 million. The increase to operating cash flow due to the change in operating assets and liabilities was primarily a result of increases in assets of $14.4 million and $4.2 million related to inventory and accounts receivable, respectively, offset by decreases in other current assets and receivables from affiliates of $2.4 million and $1.4 million, respectively. Accounts payable and accrued liabilities saw an increase of $22.1 million, offset by a decrease in other noncurrent liabilities of $1.3 million. Changes in receivables, inventory, payables and accrued liabilities are primarily due to our segments’ operating activities and are subject to the timing of purchases and sales and fluctuations in commodity pricing.
Investing Activities
For the nine months ended September 30, 2017, we had net cash outflows of $622.1 million from investing activities, due primarily to $346.2 million of capital expenditures, $293.0 million in payments to acquire HFOTCO, net of cash received and $18.8 million of contributions to equity method investments. These cash outflows were offset by investing cash inflows of $19.3 million of distributions in excess of equity in earnings of affiliates and $16.6 million in proceeds from the sale of long-lived assets. Capital expenditures primarily related to the Maurepas Pipeline. Contributions to equity method investments primarily related to Glass Mountain growth projects. Proceeds from the sale of long-lived assets related to the sale of non-core assets. Distributions in excess of equity in earnings of affiliates represent cash distributions from White Cliffs and Glass Mountain in excess of our cumulative equity in earnings and are accounted for as a return of investment.
For the nine months ended September 30, 2016, we had net cash outflows of $124.2 million from investing activities, due primarily to $203.8 million of capital expenditures and $3.8 million of contributions to equity method investments. These cash outflows were offset by investing cash inflows of $60.5 million in proceeds from the sale of our common limited partner units of NGL Energy and $22.8 million of distributions in excess of equity in earnings of affiliates. Capital expenditures primarily related to the Maurepas Pipeline, crude oil pipeline projects, SemGas’ Northern Oklahoma expansion projects and SemCAMS’ Wapiti plant. Distributions in excess of equity in earnings of affiliates represent cash distributions from White Cliffs and Glass Mountain in excess of our cumulative equity in earnings and are accounted for as a return of investment.
Financing Activities
For the nine months ended September 30, 2017, we had net cash inflows of $519.0 million from financing activities, which related to borrowings on credit facilities and the issuance of senior unsecured notes, net of discount, of $1.4 billion, offset by principal payments on credit facilities and other obligations of $711.9 million, dividends paid of $94.7 million, debt extinguishment costs of $16.3 million, debt issuance costs of $10.8 million and $1.4 million to repurchase common stock for payment of statutory taxes due on equity-based compensation. Net borrowings were used primarily to extinguish senior unsecured notes, acquire HFOTCO and for capital expenditures. Debt issuance costs related to the issuance of senior unsecured notes.
For the nine months ended September 30, 2016, we had net cash inflows of $89.1 million from financing activities, which related to borrowings on long-term debt of $362.5 million and proceeds from the issuance of common shares, net of offering costs, of $223.7 million, partially offset by principal payments on long-term debt of $394.0 million, dividends paid of $63.3 million, distributions to non-controlling interests of $32.1 million and debt issuance costs of $7.5 million. Net borrowings were used primarily for capital expenditures. Proceeds from the issuance of common shares were used to repay borrowings on our credit facility and for capital expenditures and general corporate purposes. Debt issuance costs related to the increase and extension of our revolving credit facility.
Long-term Debt
Senior Unsecured Notes
At September 30, 2017, we had outstanding $400 million of 5.625% senior unsecured notes due 2022, $350 million of 5.625% senior unsecured notes due 2023, $325 million of 6.375% senior unsecured notes due 2025 and $300 million of 7.25% senior unsecured notes due 2026.
SemGroup Revolving Credit Facility
At September 30, 2017, we had $332.0 million of cash borrowings outstanding under our $1.0 billion revolving credit facility. We had $39.4 million in outstanding letters of credit on that date. The maximum letter of credit capacity under this facility is $250 million. The facility can be increased up to $300 million. The credit agreement expires on March 15, 2021.
At September 30, 2017, we had available borrowing capacity of $628.6 million under this facility.
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
SemMexico Credit Facility
At September 30, 2017, SemMexico had no amounts outstanding on its $70 million Mexican pesos (U.S. $3.8 million at the September 30, 2017 exchange rate) credit facility which matures in May 2018. At September 30, 2017, SemMexico had outstanding letters of credit of $292.8 million Mexican pesos (U.S. $16.0 million at the September 30, 2017 exchange rate).
HFOTCO Debt Assumption and Revolving Credit Facility
On July 17, 2017, we completed the acquisition of HFOTCO and assumed approximately $766 million of existing net debt at HFOTCO, which has been adjusted to fair value through acquisition accounting. As of the Closing Date, the assumed debt at HFOTCO consisted of $534.9 million of senior secured term loans and $225 million of limited obligation revenue bonds due November 1, 2050 (the “IKE Bonds”). In addition, HFOTCO has a $75 million senior secured revolving credit facility. HFOTCO indebtedness is non-recourse to the Company. At September 30, 2017, HFOTCO’s senior secured revolving credit facility had outstanding borrowings of $25.0 million.
At HFOTCO’s option, outstanding senior secured term loan and outstanding senior secured revolver borrowings bear interest at either the Eurodollar rate or an alternate base rate (“ABR”) plus, in each case, an applicable margin. After the Closing Date, the applicable margin relating to outstanding senior secured term loans is 3.5% per annum for Eurodollar loans or 2.5% per annum for ABR loans and the applicable margin relating to outstanding senior secured revolver borrowings is 3.25% per annum for Eurodollar loans or 2.25% per annum for ABR loans. The rate of interest for the IKE Bonds is determined to August 19, 2019, at 1-month LIBOR plus the applicable spread, which ranges from 1.25% to 1.65% per annum based on reference to a super senior leverage based pricing grid. Senior secured term loans require quarterly payments of 0.25% of the original $550 million loan amount and mature on August 19, 2021. Senior secured revolving borrowings mature on August 19, 2019. HFOTCO may request an increase of up to an additional $25 million of incremental revolving commitments under the revolving credit facility or the incurrence of up to an additional $100 million of incremental term loans. Senior secured term loans, borrowings under the senior secured revolving credit facility and the IKE Bonds are guaranteed by BGCT and secured by a lien on substantially all of the assets of HFOTCO.
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
The HFOTCO Credit Agreement includes customary events of default, including events of default relating to inaccuracy of representations and warranties in any material respect when made or when deemed made, non-payment of principal and other amounts owing under the HFOTCO Credit Agreement, including in respect of letter of credit disbursement obligations, violation of covenants, cross acceleration to any material indebtedness of BGCT, HFOTCO and its subsidiaries, bankruptcy and insolvency events, certain unsatisfied judgments, certain ERISA events, certain invalidities of loan documents and the occurrence of a change of control (excluding the change of control occurring on the Closing Date). A default of the HFOTCO Financial Covenant will not constitute an event of default unless lenders holding a majority of the HFOTCO Revolving Commitments and HFOTCO Revolving Loans request that the administrative agent accelerate the maturity of the outstanding HFOTCO Revolving Loans due to a breach of the HFOTCO Financial Covenant. A default under the HFOTCO Credit Agreement would permit the participating banks to terminate commitments, require immediate repayment of any outstanding loans with interest and any unpaid accrued fees, require the cash collateralization of outstanding letter of credit obligations, and subject to intercreditor arrangements with the holders of the IKE Bonds referred to below, exercise other rights and remedies.
The IKE Bond Indentures include customary events of default, including non-payment of principal of or interest on the IKE Bonds, violation of covenants (including under the applicable HCIDC Loan Agreement), bankruptcy and insolvency events, and an event of default under the Continuing Covenant Agreement described below. On August 19, 2019, the IKE Bonds may be converted to bear interest on other terms for a successive term or terms on certain conditions at the option of HFOTCO and, if not converted, will continue to bear interest for successive 5-year terms at 3-month LIBOR plus a spread to be determined by a remarketing agent. If the IKE bonds are not remarketed to investors on August 19, 2019, or the end of any successive interest rate term, at a price equal to their principal amount, they must be purchased by HFOTCO under the HCIDC Loan Agreement for a price equal to their principal amount. The IKE Bonds mature on November 1, 2050.
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
Registration Rights Agreements
In connection with the closing of the offerings of the 2025 and 2026 senior unsecured notes (the “Notes”), the Company and the Guarantors entered into registration rights agreements (the “Registration Rights Agreements”). Under the Registration Rights Agreements, the Company and the Guarantors have agreed to file registration statements with the Securities and Exchange Commission so that holders of the Notes can exchange the Notes and the related guarantees for registered notes and guarantees that have substantially identical terms as the Notes and related guarantees, within 365 days after the original issuance. In certain circumstances, the Company and the Guarantors may be required to file shelf registration statements to cover resales of the Notes. We are required to pay additional interest on the Notes if we fail to comply with our obligations to register the Notes and related guarantees, within the specified time periods.
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

Projected capital expenditures for 2017 are estimated at $575 million in expansion projects, including capital contributions to affiliates for funding growth projects and acquisitions, and $50 million in maintenance projects. These estimates may change as future events unfold. See “Cautionary Note Regarding Forward-Looking Statements.” During the

nine months ended September 30, 2017, we spent $346.2 million (cash basis) on capital projects and $18.8 million in capital contributions to equity method investees primarily for funding growth projects.
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
SemGroup Dividends
The table below shows dividends declared and/or paid by SemGroup during 2016 and 2017.

Quarter Ended	Record Date	Payment Date	Dividend Per Share
March 31, 2016	March 7, 2016	March 17, 2016	$0.45
June 30, 2016	May 16, 2016	May 26, 2016	$0.45
September 30, 2016	August 15, 2016	August 25, 2016	$0.45
December 31, 2016	November 18, 2016	November 28, 2016	$0.45

March 31, 2017	March 7, 2017	March 17, 2017	$0.45
June 30, 2017	May 15, 2017	May 26, 2017	$0.45
September 30, 2017	August 18, 2017	August 28, 2017	$0.45
December 31, 2017	November 20, 2017	December 1, 2017	$0.45
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
Customer Concentration
Shell Trading (US) Company, a customer of our Crude Supply and Logistics segment, accounted for more than 10% of our consolidated revenue for the three months ended September 30, 2017, at approximately 16%. Shell Trading (US) Company, a customer of our Crude Supply and Logistics segment, accounted for more than 10% of our consolidated revenue for the nine months ended September 30, 2017, at approximately 23%. The contracts from which our revenues are derived from this customer relate to our crude marketing operations and are for crude oil purchases and sales at market prices. We are not substantially dependent on such contracts and believe that if we were to lose any or all of these contracts, they could be readily replaced under substantially similar terms. Although we have contracts with customers of varying durations, if one or more of our major customers were to default on their contract, or if we were unable to renew our contract with one or more of these customers on favorable terms, we might not be able to replace any of these customers in a timely fashion, on favorable terms or at all. In any of these situations, our revenues and our ability to pay cash dividends to our stockholders may be adversely affected. We expect our exposure to risk of non-payment or non-performance to continue as long as we remain substantially dependent on a relatively small number of customers for a substantial portion of our revenues.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined by Item 303 of Regulation S-K.
Commitments
For information regarding purchase and sales commitments, see the discussion under the caption “Purchase and sale commitments” in Note 10 of our condensed consolidated financial statements of this Form 10-Q, which information is incorporated by reference into this Item 2.

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
Commodity Price Risk
The table below outlines the range of NYMEX prompt month daily settle prices for crude oil and natural gas futures, and the range of daily propane spot prices provided by an independent, third-party broker for the three months and nine months ended September 30, 2017 and September 30, 2016, and the year ended December 31, 2016.

	Light Sweet Crude Oil Futures (Barrel)	Mont Belvieu (Non-LDH) Spot Propane (Gallon)	Henry Hub Natural Gas Futures (MMBtu)
Three Months Ended September 30, 2017
High	$52.22	$0.97	$3.15
Low	$44.23	$0.60	$2.77
High/Low Differential	$7.99	$0.37	$0.38

Three Months Ended September 30, 2016
High	$48.99	$0.55	$3.06
Low	$39.51	$0.41	$2.55
High/Low Differential	$9.48	$0.14	$0.51

Nine Months Ended September 30, 2017
High	$54.45	$0.97	$3.42
Low	$42.53	$0.57	$2.56
High/Low Differential	$11.92	$0.40	$0.86

Nine Months Ended September 30, 2016
High	$51.23	$0.57	$3.06
Low	$26.21	$0.29	$1.64
High/Low Differential	$25.02	$0.28	$1.42

Year Ended December 31, 2016
High	$54.06	$0.71	$3.93
Low	$26.21	$0.29	$1.64
High/Low Differential	$27.85	$0.42	$2.29
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
However, the SemGas segment has exposure to commodity price risk because of the nature of certain contracts for which our fee is based on a percentage of proceeds or index related to the prices of natural gas, natural gas liquids and condensate. Given current volumes, liquid recoveries and contract terms, we estimate the following sensitivities over the next twelve months:

•	A 10% increase in the price of natural gas and natural gas liquids results in approximately a $2.8 million increase to gross margin.

•	A 10% decrease in those prices would have the opposite effect.
The above sensitivities may be impacted by changes in contract mix, change in production or other factors which are outside of our control.
Additionally, based on our open derivative contracts at September 30, 2017, an increase in the applicable market price or prices for each derivative contract would result in a decrease in our crude oil sales revenues. Likewise, a decrease in the applicable market price or prices for each derivative contract would result in an increase in our crude oil sales revenues. However, the increases or decreases in crude oil sales revenues we recognize from our open derivative contracts are substantially offset by higher or lower crude oil sales revenues when the physical sale of the product occurs. These contracts may be for the purchase or sale of crude oil or in markets different from the physical markets in which we are attempting to hedge our exposure, or may have timing differences relative to the physical markets. As a result of these factors, our hedges may not eliminate all price risks.
The notional volumes and fair value of our commodity derivatives open positions as well as the change in fair value that would be expected from a 10% market price increase or decrease is shown in the table below (in thousands):

	Notional Volume (Barrels)	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease	Settlement Date
Crude oil:
Futures	954 short	$(2,260)	$(4,930)	$4,930	October 2017
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
Interest Rate Risk
We use variable rate debt and are exposed to market risk due to the floating interest rates on our credit facilities. Therefore, from time-to-time we may use interest rate derivatives to manage interest obligations on specific debt issuances. Our variable rate debt bears interest at LIBOR or prime, subject to certain floors, plus the applicable margin. At September 30, 2017, an increase in these base rates of 1%, above the base rate floors, would increase our interest expense by $3.1 million for the three months ended September 30, 2017. At September 30, 2017, an increase in these base rates of 1%, above the base rate floors, would increase our interest expense by $3.5 million for the nine months ended September 30, 2017. Increases in interest expense due to an increase in interest rates as presented above, would have been partially offset by a $1.3 million reduction in interest expense from interest rate swaps, discussed below, in each period.
The average interest rates presented below are based upon rates in effect at September 30, 2017 and December 31, 2016. The carrying value of the variable rate instruments in our credit facilities approximate fair value primarily because our rates fluctuate with prevailing market rates.

The following table summarizes our debt obligations:

Liabilities	September 30, 2017	December 31, 2016
Long-term debt - variable rate	$1.1 billion	$20.0 million
Average interest rate	4.36%	4.75%
Long-term debt - fixed rate	$1.4 billion	$1.1 billion
Fixed interest rate	6.16%	6.16%
Debt obligations above exclude the Second Payment for which interest is being recorded based on an 8% annual rate. See Note 2 of the accompanying financial statements for additional information.
In conjunction with the HFOTCO acquisition, we acquired HFOTCO’s interest rate swaps. The swaps allow us to limit exposure to interest rate fluctuations. The swaps only apply to a portion of our outstanding debt and provide only partial mitigation of interest rate fluctuations. We have not designated the swaps as hedges, as such changes in the fair value of the swaps are recorded through current period earnings as a component of interest expense. At September 30, 2017, we had interest rate swaps with notional values of $491.8 million. At September 30, 2017, the fair value of our interest rate swaps was $2.7 million which was reported within other liabilities in our condensed consolidated balance sheet. For the three and nine months ended September 30, 2017, we recognized unrealized gains of $0.6 million related to interest rate swaps.
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
A 10% change in the average exchange rate during the three months ended September 30, 2017, would change operating income by $1.6 million. A 10% change in the average exchange rate during the nine months ended September 30, 2017, would change operating income by $5.4 million.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act), are effective as of September 30, 2017. This conclusion is based on an evaluation conducted under the supervision and participation of our Chief Executive Officer and Chief Financial Officer along with our management. Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
On July 17, 2017, we closed on the acquisition of HFOTCO. We are in the process of assessing and, to the extent necessary, making changes to the internal control over financial reporting at HFOTCO to conform such internal control to that used in our other segments. Based on the information presently available to management, we do not believe such changes will adversely impact our internal control over financial reporting. Subject to the foregoing, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2017, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For information regarding legal proceedings, see the discussion under the captions “Environmental” and “Other matters,” in Note 10 of our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated by reference into this Item 1.

Item 1A.	Risk Factors
There have been no material changes to the risk factors involving us from those previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, except as previously described in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases of our common stock by us during the quarter ended September 30, 2017:

	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2017 - July 31, 2017	—	$—	—	—
August 1, 2017 - August 31, 2017	3,995	23.85	—	—
September 1, 2017 - September 30, 2017	—	—	—	—
Total	3,995	$23.85	—	—

(1)	Represents shares of common stock withheld from certain of our employees for payment of taxes associated with the vesting of restricted stock awards.
(2)	The price paid per common share represents the closing price as posted on the New York Stock Exchange on the day that the shares were purchased.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
Not applicable

Item 5.	Other Information
On November 3, 2017, our Board of Directors (the “Board”) amended and restated the Bylaws of the Company (the “Bylaws”). The Bylaws were effective immediately and include, among other things, the following changes:

•	providing for additional disclosure requirements for notices of director nominations and stockholder proposals;

•	providing the Board with explicit authority to postpone, reschedule or cancel a stockholder meeting;

•	clarifying the powers of the chairman of a stockholder meeting; and

•	clarifying the procedural requirements for stockholders to act by written consent.
The foregoing description of the Bylaws is not complete and is qualified in its entirety by reference to the complete text of the Bylaws, a copy of which is filed as Exhibit 3 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

Item 6.	Exhibits
The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
3	Amended and Restated Bylaws, dated as of November 3, 2017, of SemGroup Corporation.
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

4.11
Registration Rights Agreement by and among SemGroup Corporation, Buffalo Investor I, LP and Buffalo Investor II, LP dated as of July 17, 2017 (filed as Exhibit 10.1 to our current report on Form 8-K dated July 17, 2017, filed July 17, 2017, and incorporated herein by reference).

4.12
Indenture (and form of 7.25% Senior Note due 2026 attached as Exhibit 1 thereto), dated as of September 20, 2017, by and among SemGroup Corporation, certain of its wholly owned subsidiaries, as guarantors, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to our current report on Form 8-K dated September 20, 2017, filed September 21, 2017, and incorporated herein by reference).

4.13
Registration Rights Agreement, dated as of September 20, 2017, by and among SemGroup Corporation, certain of its wholly owned subsidiaries and Credit Suisse Securities (USA) LLC, as representative of the Initial Purchasers (as defined therein) (filed as Exhibit 4.2 to our current report on Form 8-K dated September 20, 2017, filed September 21, 2017, and incorporated herein by reference).

10.1
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

10.2
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

10.3
Guarantee, Pledge and Security Agreement, dated as of July 17, 2017, by and among Buffalo Investor I, L.P., Buffalo Investor II, L.P., Beachhead Holdings LLC, Beachhead I LLC, Beachhead II, LLC and Buffalo Parent Gulf Coast Terminals, LLC.

10.4	Agreement, Waiver, and Release, dated as of August 2, 2017, by and among SemManagement L.L.C., and Candice L. Cheeseman.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Carlin G. Conner, Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.
32.1	Section 1350 Certification of Carlin G. Conner, Chief Executive Officer.
32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2017	SEMGROUP CORPORATION

	By:	/s/ Robert N. Fitzgerald
Robert N. Fitzgerald
Senior Vice President and
Chief Financial Officer