Form 10-K
period 2017-12-31
SemGroup Corp
filed 2018-02-26
CIK 1489136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________
Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s Class A and Class B Common Stock held by non-affiliates at June 30, 2017, was $1,774,066,887, based on the closing price of the Class A Common Stock on the New York Stock Exchange on June 30, 2017.
At January 31, 2018, there were 78,672,995 shares of Class A Common Stock and 0 shares of Class B Common Stock outstanding.
______________________________________________________________

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, in connection with the registrant’s Annual Stockholders’ Meeting to be held on May 16, 2018, are incorporated by reference into Part III of this Form 10-K.

SEMGROUP CORPORATION AND SUBSIDIARIES
FORM 10-K—2017 ANNUAL REPORT

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

•
The failure to realize the anticipated benefits of our acquisition of 100% of the equity interests in Buffalo Parent Gulf Coast Terminals LLC ("Buffalo Parent"), the parent company of Buffalo Gulf Coast Terminals LLC ("BGCT") and HFOTCO LLC, doing business as Houston Fuel Oil Terminal Company LLC (“HFOTCO”);

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

PART I

Items 1 and 2. Business and Properties
Overview
We provide gathering, transportation, storage, distribution, marketing and other midstream services primarily to producers, refiners of petroleum products and other market participants located in the Midwest and Rocky Mountain regions of the United States of America (the “U.S.”) and Canada. We, or our significant equity method investees, have an asset base consisting of pipelines, gathering systems, storage facilities, terminals, processing plants and other distribution assets located in North American production and supply areas, including the Gulf Coast, Midwest, Rocky Mountain and Western Canadian regions. We also maintain and operate storage, terminal and marine facilities at Milford Haven in the United Kingdom (the “U.K.”) and operate a network of liquid asphalt cement terminals throughout Mexico. The U.K. and Mexican asphalt operations are held for sale at December 31, 2017. On January 5, 2018, we entered into an agreement to sell our Mexican asphalt operations. On February 23, 2018, we entered into an agreement to sell our U.K. operations.
Our operations are conducted directly and indirectly through our primary operating segments. The following diagram is a simplified organizational chart of our primary business segments:

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

Crude Oil Midstream Market
Our crude oil business operates primarily in Colorado, Kansas, Louisiana, Minnesota, Montana, North Dakota, Oklahoma, Texas and Wyoming. Our assets include gathering systems in and around producing fields and transportation pipelines and trucks carrying crude oil to logistic hubs, such as the Cushing Interchange and Houston Ship Channel, where we have terminalling and storage facilities.
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
Overview of Cushing Interchange
The Cushing Interchange is one of the largest crude oil marketing hubs in the U.S. and is the designated point of delivery specified in NYMEX crude oil futures contracts. The Cushing Interchange has multiple inbound and outbound pipeline interconnections and shell capacity of over 91 million barrels. As the NYMEX delivery point and a cash market hub, the Cushing Interchange serves as a significant source of refinery feedstock for Midwest refiners and plays an important role in establishing and maintaining markets for many varieties of crude oil.
Port of Houston and the Houston Ship Channel Market
The Port of Houston (the "Port") is the largest port on the U.S. Gulf Coast, the biggest port in Texas and the only port in Houston. With more than 241 million tons of cargo moving through the Port annually, it has consistently been ranked 1st in the U.S. in foreign waterborne tonnage, imports, export tonnage and total tonnage. The Port consists of a 25-mile-long complex and is home to 150-plus private and public industrial terminals. It is home to the largest petrochemical complex in the nation and second largest in the world. The Houston Ship Channel, from which we operate, consists of a 52-mile waterway that services the Port.
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
Our Property, Plant and Equipment
We, or our significant equity method investee, have an asset base consisting of pipelines, gathering systems, storage facilities, terminals, processing plants and other distribution assets located in the U.S. and Canada, a storage terminal and marine facility in the U.K. and a network of liquid asphalt cement terminals throughout Mexico. See "Our Business Segments" below for a description of our consolidated assets.
Additionally, we hold an 11.78% ownership interest in the general partner of NGL Energy Partners LP ("NGL Energy")(NYSE: NGL) which is reported within Corporate and Other.
Recent Developments
Agreement to Sell Mexican Asphalt Business
On January 5, 2018, we entered into an agreement to sell our asphalt business, SemMaterials Mexico for an estimated $70 million, including a reimbursement of approximately $15 million of net working capital, subject to customary post-closing adjustments. The transaction is expected to close early in the second quarter of 2018, subject to the receipt of certain governmental approvals and the satisfaction of other customary closing conditions. We intend to use proceeds from the sale toward our capital raising plan associated with the acquisition of HFOTCO and to pre-fund capital growth projects.
$350 Million Private Placement of 7% Series A Convertible Preferred Shares
On January 19, 2018, we sold to certain institutional investors, in a private placement, an aggregate of 350,000 shares of our Series A Cumulative Perpetual Convertible Preferred Stock, par value $0.01 per share (the “Preferred Stock”), convertible into 10,606,061 shares (subject to adjustment) of our Class A common stock, for a cash purchase price of $1,000 per share of Preferred Stock and aggregate gross proceeds to us of $350 million. These proceeds will be used to repay amounts borrowed under our credit agreement, to fund growth capital expenditures and for general corporate purposes. Holders of the Preferred Stock (the “Holders”) will receive quarterly distributions equal to an annual rate of 7.0% ($70.00 per share annualized) of $1,000 per share of Preferred Stock, subject to certain adjustments (the “Liquidation Preference”). With respect to any quarter ending on or prior to June 30, 2020, we may elect, in lieu of paying a distribution in cash, to have the amount that would have been payable if such dividend had been paid in cash added to the Liquidation Preference. On or after the eighteen month anniversary of January 19, 2018, the Holders may convert their shares of Preferred Stock into a number of shares of our Class A common stock equal to, per Preferred share, the quotient of the Liquidation Preference divided by $33.00, subject to certain adjustments including customary anti-dilution adjustments. On or after January 19, 2021, if the Holders have not elected to convert all of their shares of Preferred Stock, we may cause, under certain circumstances, the outstanding shares of Preferred Stock to be converted into shares of our Class A common stock. Holders are entitled to vote on all matters on which the holders of shares of our Class A common stock are entitled to vote and will, in general, vote together with the holders of shares of our Class A common stock as a single class. Each Holder shall be entitled to a number of votes equal to the number of votes such Holder would have had if all shares of Preferred Stock held by such Holder had been converted into shares of our Class A common stock.
Agreement to Sell U.K. Business
On February 23, 2018, we entered into an agreement to sell our U.K. operations, SemLogistics, for an estimated $71.5 million. In addition to the sale price, the agreement provides for potential earnout payments to be made to SemGroup if certain revenue targets are met in the four years following close of the transaction. SemGroup intends to use proceeds from the sale toward its capital raise plan and to pre-fund capital growth projects. The sale is expected to close by the end of the third quarter of 2018.

Business Strategy
Our principal business strategy is to use our assets and operational expertise to:

•	move and store petroleum products throughout the U.S. and Canada;

•	provide consistently reliable high-quality midstream services under predominantly fee and margin-based contractual arrangements;

•	mitigate commodity price risk exposure;

•	aggressively manage operating costs to maintain and improve operating margins;

•	expand business by improving, enhancing and expanding services at existing facilities and gaining new customers;

•	pursue complementary “bolt-on” growth opportunities having acceptable risks and returns; and

•	generate consistent operating margins, earnings and cash flows.
Our Business Segments
We conduct our core business through six business segments:

•	Crude Transportation;

•	Crude Facilities;

•	Crude Supply and Logistics;

•	HFOTCO;

•	SemGas; and

•	SemCams.
Our Mexico and U.K. operations are considered non-core and are reported within Corporate and Other. For information relating to revenue and total assets for each segment, refer to Note 7 of our consolidated financial statements beginning on page F-1 of this Form 10-K.
The following sections present an overview of our business segments, including information regarding the principal business and services rendered, assets and operations and markets and competitive strengths. Our results of operations and financial condition are subject to a variety of risks. For information regarding our key risk factors, see “Item 1A. Risk Factors.”
Crude Transportation
Crude Transportation operates crude oil pipelines and a truck transportation business in the U.S.
Assets and Operations

•
a 455-mile crude oil gathering and transportation pipeline system with over 720,000 barrels of associated storage capacity in Kansas and northern Oklahoma that is connected to several third-party pipelines and refineries;

•
the Wattenberg Oil Trunkline ("WOT"), a 75-mile, 12-inch diameter crude oil gathering pipeline system that transports crude oil from production facilities in the DJ Basin to the pipeline owned by White Cliffs Pipeline, L.L.C. ("White Cliffs"). The WOT has a capacity of approximately 60,000 barrels per day as well as 360,000 barrels of operational storage;

•	a crude oil trucking fleet of over 215 transport trucks and 210 trailers;

•
a 51% ownership interest in White Cliffs, which owns two parallel 527-mile, 12" common carrier, crude oil pipelines, that transport crude oil from Platteville, Colorado to Cushing, Oklahoma (the "White Cliffs Pipeline") that we operate; and

•	Maurepas Pipeline ("Maurepas"), consisting of three pipelines, with an aggregate of 106 miles of pipe, which services refineries in the Gulf Coast region.

Competition. Competition for crude oil volumes is primarily based on reputation, commercial terms, reliability, interconnectivity, location and available capacity.
Crude Facilities
Crude Facilities operates a crude oil storage and terminal business in the U.S.
Assets and Operations

•
a crude oil storage facility in Cushing, Oklahoma with a capacity of over 7.6 million barrels, of which 6.5 million barrels are leased to customers and 1.1 million barrels are used for crude oil operations, blending and marketing activities; and

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
All of our Cushing storage tanks have been built since the beginning of 2008 and had a weighted average age of 7.47 years as of December 31, 2017. The design and construction of our storage tanks meets the specifications established by the American Petroleum Institute in API 650 which establishes minimum requirements for material, design, fabrication, erection and testing of welded tanks for oil storage and includes seismic considerations. Our storage tanks also undergo regular maintenance and inspection programs, and we believe that these design specifications and maintenance and inspection programs reduce our maintenance capital expenditures.
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
Growth Opportunities. We have 100 acres of additional land, as well as additional infrastructure, which we believe will be sufficient to increase our storage capacity in Cushing by approximately six million barrels in the future. Our Platteville facility is designed to allow for expansion as production from the DJ Basin and Niobrara Shale increases.
Crude Supply and Logistics
Crude Supply and Logistics operates a crude oil marketing business in the U.S.
Assets and Operations
Crude Supply and Logistics uses Crude Transportation and Crude Facilities assets for marketing purposes. In addition, Crude Supply and Logistics' assets include approximately 61,800 barrels of crude oil storage capacity in Trenton and Stanley, North Dakota. In addition, we have leased capacity arrangements with certain pipelines, including White Cliffs.
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
HFOTCO
HFOTCO stores, blends and transports refinery products and refinery feedstocks via pipeline, barge, rail, truck and ship. HFOTCO operates a residual fuel oil storage terminal in the U.S. Gulf Coast.
Assets and Operations
HFOTCO owns and operates the following assets:
•approximately 16.8 million barrels of storage;

•	over 300 acres at the mouth of the Houston Ship Channel;

•	four deep-water ship docks capable of loading/unloading Suezmax cargo vessels, with a fifth ship dock currently under construction;

•	seven barge docks which can accommodate 23 barges simultaneously;

•	three crude oil pipelines connecting to four refineries; and

•	numerous rail and truck land loading spots.
Revenue
We provide integrated storage, throughput and ancillary services for our customers. We generate revenues through the provision of fee-based services to our customers under a combination of multi-year and month-to-month agreements. The agreements contain "take-or-pay" provisions, whereby we are entitled to a minimum storage or throughput fee. We recognize revenue when the service is provided, the products and feedstocks are handled or when the customer's ability to make up the minimum volume has expired, in accordance with the terms of the contracts.
Strengths
We are strategically situated on prime real estate on the Houston Ship Channel providing us close proximity to both supply sources (residual fuel oil from refineries and domestic and foreign crude oil) and demand sources (area refineries, third-party pipelines and waterborne export). Our crude oil capacity and connectivity has more than doubled in the last 5 years, including the addition of crude oil export capabilities. Our business is supported by take-or-pay contracts with primarily investment grade counterparties that have been customers for an average of 15 years. Our customers include refiners, producers and independent commodity trading firms that rely on us for storage, blending and timely delivery of crude oil and heated products to be used as feedstocks, exports or marine bunker.
SemGas
SemGas provides natural gas gathering, processing and marketing services. SemGas aggregates gas supplies from the wellhead and provides various services to producers that condition the wellhead gas production for downstream markets.
Assets and Operations
SemGas owns and operates the following assets in Oklahoma:

•	Rose Valley plant, with 400 million cubic feet per day processing capacity; approximately 46,000 horsepower residue compression and approximately 7,200 barrels of storage;

•	Hopeton plant, with 125 million cubic feet per day processing capacity; approximately 7,000 horsepower residue compression and approximately 28,660 barrels of storage;

•	Nash plant, with 40 million cubic feet per day processing capacity; approximately 3,100 horsepower residue compression and approximately 5,850 barrels of storage;

•	approximately 660 miles of low pressure gathering lines and approximately 140 miles of high pressure gathering lines in Northeastern Oklahoma; and

•
a 53-mile, high pressure gathering pipeline (the "Canton pipeline"), located in the STACK play with a capacity of 200 million cubic feet per day and backed by firm commitments from an investment-grade counterparty.

SemGas owns and operates the following assets in Texas:

•	Sherman plant with 30 million cubic feet per day processing capacity; approximately 1,800 horsepower residue compression and approximately 12,200 barrels of storage; and

•	approximately 210 miles of gathering lines.
In addition to the above plants and gathering lines, approximately 660,000 acres are dedicated to SemGas from several area producers in the Mississippi Lime Play, as well as an additional 20,000 acre, long-term dedication in the STACK.
Revenue and Marketing
SemGas generates revenue from a portfolio of contracts. Initial contract terms can range from monthly and interruptible to the life of the reserves and, upon expiration, continue to renew on a month-to-month or year-to-year evergreen basis. These agreements are a combination of percent of proceeds and fee-based contracts for processing and gathering services. Our SemGas customers include producers, operators, marketers and traders.
Market and Competitive Strengths
Because the Mississippi Lime and STACK Plays are primarily crude oil plays with associated natural gas and natural gas liquids, SemGas’ gathering and processing volumes can be impacted by market demand for the products it handles, as well as the price for crude oil. Gathering and processing activities are also reliant on continued drilling and production activity by producers in our areas of operation.
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

•	varying working interests in two sweet gas plants known as the West Fox Creek plant and the West Whitecourt plant;

•	a combined operating capacity for the above four processing plants of 695 million cubic feet per day;

•	a network of approximately 600 miles of natural gas gathering and transportation pipelines;

•
a sour gas processing plant under construction in the Wapiti area of the Montney play in Alberta ("Wapiti Plant"), with a capacity of 200 million cubic feet per day. Construction is expected to be completed in mid-2019; and

•
a sour gas processing plant under construction in the Kaybob area of the Duvernay and Montney plays in Alberta ("Smoke Lake Plant"), with an initial capacity of 60 million cubic feet per day and supported by recently signed long-term processing agreements with two area operators. Construction is expected to be completed in late 2019.

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
Market and Competitive Strengths
Natural gas is used for a variety of purposes in Canada including heating, electricity production and other industrial processes. All of SemCAMS’ assets are located in the Montney and Duvernay Plays of the Western Canadian Sedimentary Basin. These formations have a very high liquid content associated with the gas production. It is these liquids, and primarily the condensate, that producers are pursuing as the condensate is the main diluent used for oil sands production.
Other businesses
We own and operate approximately 8.7 million barrels of above ground multi-product storage tanks and two deep water jetties in the U.K. and 12 asphalt cement terminals and modification facilities and two marine terminals in Mexico. Both businesses are held for sale at December 31, 2017. On January 5, 2018, we entered into a definitive agreement to sell our Mexican asphalt business for an estimated $70 million, including a reimbursement of approximately $15 million of net working capital, subject to customary post-closing adjustments. We expect the sale to close in the second quarter of 2018. On February 23, 2018, we entered into an agreement to sell our U.K. operations, SemLogistics, for an estimated $71.5 million. We expect the sale to close by the end of the third quarter of 2018.
Risk Governance
We expect to generate the majority of our earnings from owning and operating strategic assets while endeavoring to prudently manage all risks, including commodity price risk, associated with the ownership and operation of our assets. We have Risk Governance Policies that reflect an enterprise-wide approach to risk management and consider both financial and non-financial risks.
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
Operational Hazards and Insurance
Pipelines, terminals, storage tanks, processing plants or other facilities may experience damage as a result of an accident, natural disaster or deliberate act. These hazards can also cause personal injury and loss of life, severe damage to, and destruction of, property and equipment, pollution or environmental damage and suspension of operations. Through the services of a major national insurance broker, we have maintained insurance of various types and varying levels of coverage similar to that maintained by other companies in the industry and which we consider adequate, under the circumstances, to cover our operations and properties, including coverage for natural catastrophes, pollution related events and acts of terrorism and sabotage. The limit of operational insurance maintained covering loss of, or damage to, property and products is $400 million per loss and includes business interruption loss, excluding HFOTCO. A separate limit of $100 million per loss, including business interruption, is in place for HFOTCO. For claims arising under general liability, automobile liability and excess liability, the limits maintained total $250 million per occurrence/claim, except HFOTCO, which has an additional limit of $10 million per occurrence/claim. Primary and excess liability insurance limits maintained for pollution liability claims vary by location for claims arising from gradual pollution with limits ranging from $20 million to $40 million in the aggregate, except HFOTCO, which has an additional limit of $10 million. The combined primary and excess liability insurance limits for claims arising from sudden and accidental pollution total $270 million per claim, except HFOTCO, which has an additional $10 million per claim and aggregate limit. This insurance does not cover every potential risk associated with the operating pipelines, terminals and other facilities. We have a favorable claims history enabling us to self-insure the “working layer” of loss activity using deductibles and self-insured retentions commensurate with our financial abilities and in line with industry standards, in order to create a more efficient and cost effective program and a consistent risk profile. The working layer consists of high frequency/low severity losses that are best retained and managed in-house. Sizable or difficult self-insured claims or losses may be handled by professional adjusting firms hired by us. We will continue to monitor the appropriateness of our deductibles and retentions as they relate to the overall cost and scope of our risk and insurance program.
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
The ICA permits interested persons to challenge new or changed rates or rules and authorizes FERC to investigate such changes and to suspend their effectiveness for a period of up to seven months. If, upon completion of an investigation, FERC finds that the new or changed rate is unlawful, it may require the pipeline to refund the revenues, together with interest in excess of the prior tariff during the term of the investigation. FERC may also investigate, upon complaint or on its own motion, rates and related rules that are already in effect and may order a pipeline to change them prospectively. Upon an appropriate showing, a shipper may obtain reparations and refunds for a period of up to two years prior to the filing of its complaint.
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
In the states in which we operate, regulation of intrastate natural gas generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements and complaint-based rate regulation. For example, our natural gas gathering facilities are, in some cases, subject to state ratable take and common purchaser statutes. Ratable take statutes generally require gatherers to take, without undue discrimination, natural gas production that may be tendered to the gatherer for handling. Common purchaser statutes generally require gatherers to purchase without undue discrimination as to source of supply or producer. These statutes are designed to prohibit discrimination in favor of one producer over another producer or one source of supply over another source of supply. These statutes have the effect of restricting our right, as an owner of gathering facilities, to decide with whom we contract to purchase or transport natural gas.
HFOTCO operates facilities whose operations include the pumping, metering and transferring of crude oil via intrastate pipeline. The pipelines are regulated by the U.S. Department of Transportation (the “DOT”), the Pipeline and Hazardous Materials Safety Administration ("PHMSA") and the Texas Rail Road Commission ("TRRC").
Department of Transportation
Interstate pipelines and certain intrastate pipelines are subject to regulation by the DOT and the PHMSA with respect to the design, construction, operation and maintenance of the pipeline systems. The PHMSA routinely conducts audits of the regulated assets and we must make certain records and reports available to the PHMSA for review as required by the Secretary of Transportation. In some states, the PHMSA has given a state agency authority to assume all or part of the regulatory and enforcement responsibility over the intrastate assets. The majority of our pipelines are regulated by the PHMSA.
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
Regulation of U.K. Operations
In the U.K., the Department of Energy and Climate Change’s Energy Resources Development Unit is responsible for the regulation of a number of relevant areas, including licensing, national oil stocks policy (including their compulsory oil stocking obligations as a member of the European Union and International Energy Agency), policy on oil disposal, offshore environmental policy, oil sharing arrangements and decommissioning. Other regulatory bodies include the Health and Safety Executive, which regulates health and safety in the upstream and downstream oil industry (among others) and the Hazardous Installations Directorate, which is responsible for inspection and enforcement of health and safety regulation with respect to the downstream oil industry (among others). There is no regulator dedicated specifically to the oil industry. The activities of our U.K. operations may also be regulated as a result of the European Union’s participation in the International Carriage of Dangerous Goods by Road and Rail agreements, as well as the International Maritime Dangerous Goods Code, which governs the safe transport of dangerous goods (including oil) by sea. In Wales, the Marine & Fisheries are responsible for the implementation of European directives, such as the Marine Strategy Framework Directive ("MSFD"), which are to ensure that all European countries are working to a common goal and cooperating with each other to achieve it.
The Department for Environment Food and Rural Affairs is responsible for setting legislation, policy, regulations and guidance for a number of environmental issues. There are also several European and international laws and policies that apply. Our U.K. operations are regulated by Natural Resources Wales, which also oversees spills and their cleanup, as well as new construction of tanks, bunds (spill control berms or dikes in the U.S.) and other improvements, and whose regulations require us to maintain a Pollution Prevention and Control permit.
At a local level, our U.K. storage facility falls within the jurisdiction of the Milford Haven Port Authority (the “MHPA”). Under the Milford Haven Port Authority Act 2002, the MHPA has the power to publish directions for the purpose of promoting or securing conditions conducive to the ease, convenience or safety of navigation in Milford Haven and the approaches to it. MHPA also has powers and obligations under various regulations, including, among others, the Dangerous Substances in

Harbour Areas Regulations 1987 and the Harbour Docks and Piers Clauses Act 1847, as well as responsibility for the enforcement of the Port Marine Safety Code.
Control of Major Accident Hazards ("COMAH") Regulations came into force in the U.K. on June 1, 2015. The main COMAH duties stay the same as previously but there are some important changes, particularly on how dangerous substances are classified and information that has to be made available to the public.
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
The Maritime Security is regulated by Department for Transport. Our U.K. operations include ensuring appropriate measures and people are in place to comply with the International Ship and Port Facility Security Code, which sets out maritime security standards, established by the International Maritime Organization. These standards are enforced through the Ship and Port Security Regulations (2004).
Our U.K. operations are currently in compliance with all environmental requirements.
Regulation of Mexican Operations
Our Mexico facilities are primarily engaged in the purchasing, production, modification, storage and distribution of liquid asphalt cement products throughout Mexico. These activities are subject to compliance with environmental laws and regulations under Mexican technical “Official Standards” and other provisions that establish requirements. Companies are required to obtain, from the federal, state and municipal authorities, the relevant permits and authorizations to construct and operate asphalt modification plants and carry out the activities described above.
Mexico’s Ministry of Communications and Transportation has published several construction standards establishing the specifications required for pavement surfaces conditions and asphalt products in connection with infrastructure projects, as well as certain manuals identifying the procedures for verifying compliance therewith. Our Mexico products are in compliance with all standards.
Mexico imposes similar requirements to those in the U.S. concerning water management, water resources and the protection of water quality. Our Mexico operations are currently in compliance with all such requirements.
Certain operations in Mexico require an air emissions license and reporting on a yearly basis the stack emissions to state environmental agencies. Mexico has national, state and local laws which regulate releasing hazardous substances or solid wastes into soils, groundwater and surface water. These regulations include taking measures to prevent and control pollution as well as the handling of hazardous waste. Our operations in Mexico are currently in compliance with all such air and hazardous materials and waste requirements.
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
The following is a summary of the more significant current environmental, health and safety laws and regulations to which our operations are subject:
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
HFOTCO's operations are subject to OPA, the Federal Water Pollution Control Act of 1972, the Clean Water Act, the EPA's oil spill prevention program, which includes the Spill Prevention, Control and Countermeasure ("SPCC") and the Facility Response Plan ("FRP") rule pursuant to which HFOTCO is required to demonstrate our facility's preparedness to respond to a worst case oil discharge into navigable waters and prevention of, and response to, oil spills.
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

HFOTCO's petroleum products storage, marine dock, rail car and tank truck operations are authorized by TCEQ Non-Attainment New Source Review Air permit and the EPA'S Title V - Federal Operating permit. We are required to report air pollution emissions annually and certify compliance to the EPA semi-annually. We reduce air pollution emissions by meeting the EPA's Best Available Control Technology at our marine docks by using Marine Vapor Combustion, and meeting the Lowest Achievable Emission Rates by performing leak detection and monitoring quarterly.
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
HFOTCO reports GHG emissions as required by the EPA's Mandatory GHG Reporting rule annually.
In October 2016 Canada ratified the Paris Agreement putting in effect the pan-Canadian carbon-pricing framework. Although not specifically directed to the oil and gas industry, the carbon tax is applicable to all CO2 emissions. The pan-Canadian framework sets the price of carbon, which increases $10/t CO2e annually until it reaches $50/t in 2022. The objective of the pan-Canadian carbon-pricing framework is to reduce CO2 emissions to meet the reduction targets set under the Paris Agreement. The Canadian Federal government has deferred implementation of the carbon tax to the provinces, however where a provincial program is not in place to apply the carbon tax the Federal government can implement a process.

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
Hazardous Substances and Wastes
The environmental laws and regulations affecting our operations relate to the release of hazardous substances or solid wastes into soils, groundwater and surface water, and include measures to prevent and control pollution. These laws and regulations generally regulate the generation, storage, treatment, transportation and disposal of solid and hazardous wastes, and may require investigatory and corrective actions at facilities where such waste may have been released or disposed. For instance, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “Superfund” law, and comparable state laws, impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to a release of “hazardous substance” into the environment. Potentially responsible persons can include the current owner or operator of the site where a release previously occurred and companies that disposed, or arranged for the disposal, of the hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the Environmental Protection Agency ("EPA") and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the potentially responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other wastes released into the environment. Although “petroleum,” as well as natural gas and NGLs, have been, for the most part, excluded from CERCLA’s definition of a “hazardous substance”, we may, in the course of ordinary operations, generate wastes that may fall within the definition of a “hazardous substance.” In addition, there are other laws and regulations that can create liability for releases of petroleum, natural gas or NGLs. Moreover, we may be responsible under CERCLA or other laws for all or part of the costs required to clean up sites at which such wastes have been disposed.
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
HFOTCO is subject to the Maritime Transportation Security Act ("MTSA") of 2002, which combines international requirements and existing domestic policy on implementation of national maritime security.
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
Office Facilities
In addition to our gathering, storage, terminalling and processing facilities discussed above, we maintain corporate office headquarters in Tulsa, Oklahoma. All of the U.S. business segments use Tulsa as their center of operations, excluding HFOTCO whose center of operation is in Houston, Texas. Foreign business segments use their centers of operations, which are Calgary, Alberta for SemCAMS; Puebla, Mexico for our Mexico operations; and Milford Haven, Wales for our U.K. operations. Many of our business segments also have satellite offices located throughout North America. The current lease for our Tulsa headquarters expires in May 2022, and the other office leases have varying expiration dates. While we may require additional office space as our business expands, we believe that our existing facilities are adequate to meet our needs for the immediate future, and that additional facilities will be available on commercially reasonable terms as needed.

Employees
As of December 31, 2017, we had approximately 1,220 employees, including approximately 550 employees outside the U.S., in Canada, Mexico and the U.K. Approximately 125 of our employees in Canada and Mexico are represented by labor unions and subject to collective bargaining agreements governing their employment with us. Of that number, approximately 70 employees have collective bargaining agreements that renew annually and approximately 55 have collective bargaining agreements that expire in January 2019. We have never had a labor related work stoppage and believe our employee relations are good.

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
Our credit agreement, the indentures governing our senior notes and the instruments governing our other indebtedness and our Preferred Stock contain various restrictive covenants that limit the conduct of our business and our credit agreements require us to maintain certain financial ratios. These covenants and restrictions limit our ability to respond to changing business and economic conditions and may prevent us from engaging in transactions that might otherwise be considered beneficial to us. In particular, this agreement places certain limits on our ability to, among other things:

•	incur additional indebtedness;

•	incur liens;

•	enter into sale and lease back transactions;

•	make investments;

•	pay dividends or distributions;

•	make certain restricted payments;

•	consummate certain asset sales;

•	enter into certain transactions with affiliates; and

•	merge, consolidate and/or sell or dispose of all, or substantially all, of our assets.
If we fail to comply with the restrictions in our credit agreement, the indentures governing our senior notes, or the instruments governing our other indebtedness or any other subsequent financing agreements, a default may allow the creditors, if the agreements so provide, to accelerate the related indebtedness as well as any other indebtedness to which a cross-acceleration or cross-default provision applies. If that occurs, we may not be able to make all of the required payments or borrow sufficient funds to refinance such debt. Even if new financing were available at that time, it may not be available on terms acceptable to us.
If we are unable to repay amounts outstanding under our credit agreement when due, the lenders thereunder could, subject to the terms of the agreement, seek to sell or otherwise transfer our assets granted to them as collateral to secure the indebtedness outstanding under the agreement. Substantially all of our assets have been pledged as collateral to secure our credit agreement. Substantially all of the assets of HFOTCO have been pledged as collateral to secure the indebtedness of HFOTCO. In addition, the lenders under our credit agreement and the HFOTCO credit agreement could choose to terminate any commitments to supply us with further funds.
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
The Preferred Stock gives the holders thereof liquidation and distribution preferences, certain rights relating to our business and management, and the ability to convert such shares into our Class A common stock, potentially causing dilution to our common stockholders.
In January 2018, we issued 350,000 shares of Preferred Stock (the “Preferred Shares”), which rank senior to the Class A common stock with respect to distribution rights and rights upon liquidation. Subject to certain exceptions, so long as any Preferred Shares remain outstanding, we may not declare any dividend or distribution on our Class A common stock unless all accumulated and unpaid dividends have been declared and paid (in cash or in kind) on the Preferred Shares. In the event of our liquidation, winding-up or dissolution, the holders of the Preferred Shares would have the right to receive proceeds from any such transaction before the holders of the Class A common stock. The payment of the liquidation preference could result in common stockholders not receiving any consideration if we were to liquidate, dissolve or wind up, either voluntarily or involuntarily. Additionally, the existence of the liquidation preference may reduce the value of the Class A common stock, make it harder for us to sell shares of Class A common stock in offerings in the future, or prevent or delay a change of control.
In connection with the issuance of the Preferred Shares, we entered into an agreement with WP SemGroup Holdings, LP (“Warburg”), an entity controlled by funds affiliated with Warburg Pincus LLC, pursuant to which we granted Warburg the right to appoint an observer to our Board of Directors. In addition, the Certificate of Designations governing the Preferred

Shares provides the holders of the Preferred Shares with the right to vote on an as-converted basis with our common stockholders on matters submitted to a stockholder vote. Also, so long as any Preferred Shares are outstanding, subject to certain exceptions, the affirmative vote or consent of the holders of at least a majority of the outstanding Preferred Shares, voting together as a separate class, will be necessary for effecting or validating, among other things: (i) any issuance of stock senior to the Preferred Shares, (ii) any issuance by us of parity stock, subject to certain exceptions, (iii) any repurchase by us of any Preferred Stock, other than on a pro rata basis among all Holders, (iv) any special, one-time dividend or distribution with respect to any class of junior stock and (v) any spin-off or other distribution of any equity securities or assets of any of our subsidiaries to its stockholders in which the consideration received by us in such transaction is less than fair market value, subject to certain exceptions. These restrictions may adversely affect our ability to finance future operations or capital needs or to engage in other business activities.
Furthermore, the conversion of the Preferred Shares into Class A common stock beginning on or after the eighteen-month anniversary of the issuance of the Preferred Shares, may cause substantial dilution to holders of the Class A common stock. Because our Board of Directors is entitled to designate the powers and preferences of preferred stock without a vote of our Class A common stockholders, subject to NYSE rules and regulations, our Class A common stockholders will have no control over what designations and preferences our future preferred stock, if any, will have.
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
The total purchase consideration to acquire HFOTCO consists of two payments. On July 17, 2017, upon the closing of the HFOTCO acquisition, we made the first payment to the Sellers, which consisted of $297.8 million in cash funded from our revolving credit facility, issuance of approximately 12.4 million shares of our Class A common stock, and the assumption of existing HFOTCO net debt of approximately $766 million. The second payment requires us to pay the Sellers $600 million in cash if paid on December 31, 2018. If paid prior to December 31, 2018, the amount payable will be discounted by 5% per annum. If not paid by December 31, 2018, the amount payable increases to $680 million and is due by December 31, 2019 or earlier if requested by the Sellers. The second payment is secured by the HFOTCO Pledge Agreement pursuant to which certain of our subsidiaries guaranteed the obligation to pay the second payment and the second payment is secured by a pledge of the equity interests and assets of certain of our subsidiaries that own HFOTCO.

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
Leaks and other releases of hydrocarbons are possible in operations involving pipelines, tanks and processing units. Other possible operating risks include:

•	the breakdown or failure of equipment, information systems or processes;

•	the performance of equipment at levels below those originally intended (whether due to misuse, unexpected degradation or design, construction or manufacturing defects);

•	failure to maintain adequate inventories of spare parts;

•	operator error;

•	labor disputes;

•	disputes with connected facilities and carriers;

•	public opposition activities; and

•	catastrophic events such as natural disasters, earthquakes, hurricanes, fires, explosions, fractures, acts of terrorism and other similar events, many of which are beyond our control.
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
In addition, states have adopted regulations similar to existing DOT regulations for intrastate gathering and transmission lines. We currently estimate that we will incur an aggregate cost of approximately $10.5 million during 2018 to implement necessary pipeline integrity management program testing along certain segments of our pipelines required by existing DOT and state regulations. This estimate does not include the costs, if any, of any repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the testing program, which costs could be substantial. At this time, we cannot predict the ultimate cost of compliance with these regulations, as the cost will vary significantly depending on the number and extent of any repairs found to be necessary as a result of the pipeline integrity testing. We will continue our pipeline integrity testing programs on an on-going basis to assess and maintain the integrity of our pipelines. The results of these tests could cause us to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operations of our pipelines and, consequently, result in a reduction in our revenue and cash flows from shutting down our pipelines during the pendency of such repairs or upgrades.
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
Our operations are focused on gathering, transporting, storing, processing, treating and marketing petroleum products and are principally located in the Midwest, Gulf Coast and Rocky Mountain supply regions of the U.S. and in Alberta, Canada. As a result, our results of operations, cash flows and financial condition depend upon the demand for our services in these regions. Due to our current lack of broad diversification in industry type and geographic location, adverse developments in our current segment of the midstream industry, or our existing areas of operation, could have a significantly greater impact on our results of operations, cash flows and financial condition than if our operations were more diversified.
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
All federally regulated carriers safety ratings are measured through a program implemented by the FMCSA known as the Compliance Safety Accountability ("CSA") program. The CSA program measures a carrier's safety performance based on violations observed during roadside inspections as opposed to compliance audits performed by the FMCSA. The quantity and severity of any violations are compared to a peer group of companies of comparable size and annual mileage. If a company rises above a threshold established by the FMCSA, it is subject to action from the FMCSA. There is a progressive intervention strategy that begins with a company providing the FMCSA with an acceptable plan of corrective action that the company will implement. If the issues are not corrected, the intervention escalates to on-site compliance audits and ultimately an "unsatisfactory" rating and the revocation of our operating authority by the FMCSA could have an adverse effect on our business, results of operations and financial condition.

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
Our storage operations are influenced by the overall forward market for crude oil. A contango market (meaning that the price of crude oil for future delivery is higher than the current price) is associated with greater demand for crude oil storage capacity, because a party can simultaneously purchase crude oil at current prices for storage and sell at higher prices for future delivery. A backwardated market (meaning that the price of crude oil for future delivery is lower than the current price) is associated with lower demand for crude oil storage capacity because a party can capture a premium for prompt delivery of crude oil rather than storing it for future sale. A prolonged backwardated market, or other adverse market conditions, could have an adverse impact on our ability to negotiate favorable prices under new or renewing storage contracts, which could have an adverse impact on our storage revenues. As a result, the overall forward market for crude oil may have an adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our stockholders.
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

We operate in various locations across the U.S., Canada, Mexico and the U.K. which may be adversely affected by severe weather conditions and natural or man-made disasters. During periods of heavy snow, ice, rain or extreme weather conditions such as high winds, tornadoes and hurricanes or after other natural disasters such as earthquakes or wildfires, we may be unable to move our trucks between locations and our facilities may be damaged, thereby reducing our ability to provide services and generate revenues. These same conditions may cause serious damage or destruction to the property and operations of our customers. Such disruptions could potentially have a material adverse effect on our business, financial condition, results of operations and cash flows.
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

    We may not have sufficient cash each quarter to pay dividends or maintain current or expected levels of dividends. The actual amount of cash we pay out in dividends may fluctuate from quarter to quarter and will depend on various factors, some of which are beyond our control, including:

•	the amount of cash that our subsidiaries distribute to us;

•	the amount of cash we generate from our operations, our working capital needs, our level of capital expenditures and our ability to borrow;

•	the restrictions contained in our indentures, the certificate of designations for our Preferred Stock and our credit agreements and our debt service requirements; and

•	the cost of acquisitions, if any.

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
The market price of our Class A Common Stock may fluctuate significantly in response to various factors and events beyond our control, including the following:

•	the risk factors described in this report on Form 10-K;

•	our operating and financial results differing from that expected by securities analysts and investors;

•	the financial and stock price performance of our competitors or companies in our industry generally;

•	changes in accounting standards, policies, interpretations or principles;

•	changes in laws or regulations which adversely affect our industry or us;

•	general conditions in our customers’ industries, including changes in commodity prices; and

•	general economic conditions and conditions in the securities markets.

Item 1B.	Unresolved Staff Comments
None.

Item 3.	Legal Proceedings
For information regarding legal proceedings, see the discussion under the captions "Environmental" and "Other matters" in Note 15 of our consolidated financial statements beginning on page F-1 of this Form 10-K, which information is incorporated by reference into this Item 3.

Item 4.	Mine Safety Disclosures
Not applicable.

Executive Officers of the Registrant
Our executive officers are elected annually by, and serve at the discretion of, our Board of Directors. Set forth below is information concerning our executive officers.

Name	Age	Position
Carlin G. Conner	50	President and Chief Executive Officer and Director
Robert N. Fitzgerald	58	Senior Vice President and Chief Financial Officer
Susan Lindberg	54	Vice President and General Counsel
Timothy R. O’Sullivan	61	Vice President, Corporate Planning and Strategic Initiatives
Thomas F. DeLorbe	59	Vice President, Corporate Services

Carlin G. Conner. Mr. Conner became president, chief executive officer, and a director of SemGroup in 2014. In 2000, he joined a subsidiary of Oiltanking GmbH (“Oiltanking”), an independent worldwide storage provider of crude oil, refined petroleum products, liquid chemicals. During his nearly 14 years with Oiltanking and its affiliates he focused on international business development while serving in various leadership roles. From 2012 to 2014, Mr. Conner served as managing director of Oiltanking and he served as chairman of the Board of Directors of the general partner of Oiltanking Partners, L.P., a publicly traded master limited partnership engaged in independent terminaling, storage and transportation of crude oil, refined petroleum products and liquefied petroleum gas, from 2011 to 2014. From 2012 to 2014, Mr. Conner also served as an executive board member of Marquard & Bahls, AG, the parent company of Oiltanking, where he was instrumental in defining a new strategy for the energy supply, trading, and logistics business across Europe, the Americas, Asia, and Africa. He began his career at GATX Terminals Corporation and served in various roles, including operations and commercial management. From April 2014 to October 2014, Mr. Conner served on the Board of Directors of the general partner of NGL Energy Partners LP, a publicly traded master limited partnership engaged in water solutions, crude oil logistics, NGL logistics, refined products/renewables and retail propane. He also served as chairman of the Board of Directors, president and chief executive officer of the general partner of Rose Rock Midstream, L.P. ("Rose Rock"), a publicly traded master limited partnership and subsidiary of the Company, which owned and operated a diversified portfolio of midstream energy assets, from 2014 until September 2016, when SemGroup acquired all of Rose Rock. Mr. Conner holds a bachelor’s degree in environmental science from McNeese State University, where he was also named 2016 Distinguished Alumnus of the Year. In addition, he completed INSEAD and MCE executive management training in France and Belgium, respectively.

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

Susan Lindberg. Ms. Lindberg has served as vice president and general counsel of SemGroup since 2017. She has 25 years of energy industry experience with extensive expertise in corporate governance, complex transactions, energy regulation and strategy development. From 2006 to 2017, Ms. Lindberg served as general counsel and corporate secretary for Eni US Operating Co. Inc., a major integrated energy company based in Italy. Before Eni, Ms. Lindberg was assistant general counsel at Duke Energy Corp. Previously, she was with Enron Corp., where she joined the company as Senior Counsel for Enron Transportation Services and later became a director of government affairs. Ms. Lindberg began her career as an associate in the energy section of law firm Akin, Gump, Strauss, Hauer & Feld, LLP after earning her juris doctorate from the University of Texas School of Law.
Thomas F. DeLorbe. Mr. DeLorbe has served as vice president, corporate services since 2017.  Mr. DeLorbe joined SemGroup in 2006, performing a business development role for the Company’s asphalt business from 2006 to 2009 and serving as regional sales manager for the Company’s crude oil business from 2009 to 2010.  From 2010 to 2017, Mr. DeLorbe served as president of the SemMexico liquid asphalt business.  Prior to joining SemGroup, Mr. DeLorbe was employed by Koch Industries, Inc. for 20 years where he served in various roles for domestic and international businesses, including operations manager and director of compliance for Koch’s international asphalt business.  Mr. DeLorbe graduated from the University of Northern Iowa with a Bachelor of Science degree in Industrial Management.
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
Our Class A Common Stock trades on the New York Stock Exchange under the ticker symbol “SEMG.” At January 31, 2018, we had 2,799 holders of record of our Class A Common Stock. The following table sets forth the high and low sales prices of our Class A Common Stock (New York Stock Exchange composite transactions) during the periods indicated.

	High	Low
For the year ended December 31, 2017:
First quarter	$43.05	$32.48
Second quarter	$36.65	$22.55
Third quarter	$29.05	$22.60
Fourth quarter	$30.60	$21.35

For the year ended December 31, 2016:
First quarter	$28.82	$13.98
Second quarter	$35.84	$20.06
Third quarter	$35.45	$27.64
Fourth quarter	$43.20	$29.00
Dividends
Our credit agreement allows payments or distributions as long as we are in compliance on a pro forma basis with our financial covenants. Subject to certain exceptions, so long as any Preferred Shares remain outstanding, no dividend or distribution will be declared or paid on, and no redemption or repurchase will be agreed to or consummated of, stock on a parity with the Preferred Shares, our common stock, unless all accumulated and unpaid dividends for all preceding full fiscal quarters (including the fiscal quarter in which such accumulated and unpaid dividends first arose) have been declared and paid (in cash or in kind).
The following table sets forth the dividend paid in the quarter indicated.

Year Ended December 31, 2017	$/Share
First quarter	$0.45
Second quarter	$0.45
Third quarter	$0.45
Fourth quarter	$0.45

Year Ended December 31, 2016	$/Share
First quarter	$0.45
Second quarter	$0.45
Third quarter	$0.45
Fourth quarter	$0.45

Performance Graph
Set forth below is a line graph comparing the cumulative total stockholder return on our Class A Common Stock with the cumulative total return of the S&P 500 Stock Index and the Alerian MLP Infrastructure Index ("AMZIX Index") for the period from January 1, 2013 to December 31, 2017. The AMZIX Index is a liquid, midstream-focused subset of the Alerian MLP index, comprised of 25 energy infrastructure master limited partnerships. The graph was prepared assuming $100 was invested on December 31, 2012 in our Class A Common Stock, the S&P 500 Stock Index and the AMZIX Index and dividends/distributions have been reinvested subsequent to the initial investment.

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

Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases of our common stock by us during the quarter ended December 31, 2017:

	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2017 - October 31, 2017	2,983	$28.70	—	—
November 1, 2017 - November 30, 2017	1,172	22.85	—	—
December 1, 2017 - December 31, 2017	977	28.45	—	—
Total	5,132	$27.32	—	—

(1)	Represents shares of common stock withheld from certain of our employees for payment of taxes associated with the vesting of restricted stock awards.
(2)	The price paid per common share represents the closing price as posted on the New York Stock Exchange on the day that the shares were purchased.

Item 6. Selected Financial Data
Selected Consolidated Financial Data
The following table provides selected consolidated financial data as of and for the periods shown. The balance sheet data as of December 31, 2017, 2016, 2015, 2014 and 2013, and the statement of operations data for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, have been derived from our audited financial statements for those dates and periods. The selected financial data provided below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included in this Form 10-K.

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

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(amounts in thousands, except per share amounts)
Statement of operations data:
Total revenues	$2,081,917	$1,332,164	$1,455,094	$2,122,579	$1,427,016
Operating income	$97,466	$121,590	$129,153	$126,993	$117,914
Income (loss) from continuing operations	$(17,150)	$13,263	$42,816	$52,058	$65,753
Income (loss) from discontinued operations	—	(1)	(4)	(1)	59
Net income (loss)	$(17,150)	$13,262	$42,812	$52,057	$65,812
Net income attributable to noncontrolling interests	—	11,167	12,492	22,817	17,710
Net income (loss) attributable to SemGroup	$(17,150)	$2,095	$30,320	$29,240	$48,102
Income (loss) from continuing operations per share of common stock:
Basic	$(0.24)	$0.04	$0.69	$0.69	$1.14
Diluted	$(0.24)	$0.04	$0.69	$0.68	$1.13
Other financial data:
Adjusted EBITDA	$328,303	$282,795	$305,282	$287,441	$189,018
Cash dividend paid per common share	$1.80	$1.80	$1.59	$1.03	$0.60

	As of December 31,
	2017	2016	2015	2014	2013
	(amounts in thousands)
Balance sheet data:
Total assets	$5,376,817	$3,074,972	$2,853,909	$2,576,388	$2,464,437
Long-term debt, including current portion	$2,858,620	$1,050,944	$1,057,847	$753,718	$608,948
Owners’ equity:
SemGroup Corporation owners’ equity	$1,658,365	$1,445,965	$1,115,527	$1,149,508	$1,053,902
Noncontrolling interests in consolidated subsidiaries	—	—	80,829	69,929	159,961
Total owners’ equity	$1,658,365	$1,445,965	$1,196,356	$1,219,437	$1,213,863
We have experienced many changes in our business during the periods shown in the table above, which significantly limits the comparability of the financial data. Such changes include, but are not limited to, various impairments of long-lived assets, gains/losses on disposal of long-lived assets, acquisitions and debt issuances.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
We, and our significant equity method investees, own gathering systems, transportation pipelines, crude oil transport trucks, processing plants, storage facilities and terminals in Colorado, Kansas, Louisiana, Minnesota, Montana, North Dakota, Oklahoma, Texas and Wyoming and in Alberta, Canada.
We own and operate storage, terminal and marine facilities at Milford Haven in the U.K. that enable customers to supply products to markets in the Atlantic Basin. We also operate a network of liquid asphalt cement terminals throughout Mexico.
General Trends and Outlook
The prices of crude oil and natural gas have historically been volatile. For example, from January 1, 2014 to December 31, 2017, the NYMEX prompt month settle price ranged from a high of $107.26 per barrel to a low of $26.21 per barrel. The range for natural gas during that period was $6.15 to $1.64 per MMBtu. Substantial declines in crude oil and natural gas prices, particularly prolonged declines, can have negative effects on producers including:
•reduced revenue, operating income and cash flows;
•reduced volume of crude oil and natural gas that can be produced economically;
•delayed or postponed capital projects; and/or
•limited access to or increased cost of capital, such as equity and long-term debt.
The substantial declines in crude oil and natural gas prices since mid-2014 and continuing throughout 2017 have had these effects on a number of companies in the oil and gas industry, including our customers. While we do not have significant direct exposure to commodity prices, we are exposed to a reduction in volumes to be transported, stored, processed and marketed as a result of lower prices. Additionally, changes to price differentials between basins also impact our crude oil marketing operations. We were impacted by these factors in 2017 and expect them to continue in 2018.
In response to these industry conditions, we have continued to fulfill our long-term strategy to further de-risk our business by adding secure, downstream cash flow to our portfolio mix with the construction of the Maurepas Pipeline project and with the acquisition of HFOTCO. We completed the Maurepas Pipeline project, which is backed by a long-term minimum volume commitment with an investment grade refinery customer in the third quarter of 2017. The HFOTCO acquisition, which closed in the third quarter of 2017, provides consistent cash flows from refinery-facing assets for which volumes are not generally impacted by commodity price fluctuations. HFOTCO also provides an entirely new growth platform to capture opportunities within the Houston Ship Channel’s massive processing, trading and import/export complex. In connection with the HFOTCO acquisition, we have initiated a capital raising program to make the Second Payment and pre-fund future capital expenditures. Thus far, we have raised approximately $790 million including $300 million from the sale of Glass Mountain Pipeline, subject to working capital and other adjustments, an agreement to sell our Mexican asphalt operations for $55 million in cash plus an estimated $15 million of non-cash working capital (subject to customary adjustments for capital expenditures), an agreement to sell our U.K. operations for $71.5 million with potential earnout payments and issued $350 million of Preferred Stock.

How We Evaluate Our Operations
Our management uses a variety of financial and operational metrics to analyze our performance. We view these metrics as important factors in evaluating our profitability and review these measurements on at least a monthly basis for consistency and trend analysis. These metrics include financial measures such as operating expenses, Segment Profit and Adjusted EBITDA and operating data including contracted storage capacity and sales, transportation and processing volumes.
Operating Expenses
Our management seeks to maximize the profitability of our operations, in part, by minimizing operating expenses. These expenses are comprised of salary and wage expense, utility costs, insurance premiums, taxes and other operating costs, some of which are independent of the volumes we handle.
Segment Profit
Our management analyzes the performance of our operating segments through our segment profit measure which is defined as revenue, less cost of products sold (exclusive of depreciation and amortization) and operating expenses, plus equity earnings and is adjusted to remove unrealized gains and losses on commodity derivatives and to reflect equity earnings on an EBITDA basis. Reflecting equity earnings on an EBITDA basis is achieved by adjusting equity earnings to exclude our share of interest, taxes, depreciation and amortization from equity earnings for operated equity method investees. For our investment in NGL Energy, we exclude equity earnings and include cash distributions received.
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) before interest expense, income tax expense (benefit), depreciation and amortization and adjusted for selected items that we believe impact the comparability of financial results between reporting periods. In addition to non-cash items, we have selected items for adjustment to EBITDA which management feels decrease the comparability of our results among periods. These items are identified as those which are generally outside of the results of day-to-day operations of the business. These items are not considered non-recurring, infrequent or unusual, but do erode comparability among periods in which they occur with periods in which they do not occur or occur to a greater or lesser degree. Historically, we have selected items such as gains on the sale of NGL Energy common units, costs related to our predecessor’s bankruptcy, significant business development related costs, significant legal settlements, severance and other similar costs. Management believes these types of items can make comparability of the results of day to day operations among periods difficult and have chosen to remove these items from our Adjusted EBITDA. We expect to adjust for similar types of items in the future. Although we present selected items that we consider in evaluating our performance, you should be aware that the items presented do not represent all items that affect comparability between the periods presented. Variations in our operating results are also caused by changes in volumes, prices, mechanical interruptions and numerous other factors. We do not adjust for these types of variances.
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

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(Unaudited; in thousands)
Reconciliation of net income (loss) to Adjusted EBITDA:
Net income (loss)	$(17,150)	$13,262	$42,812	$52,057	$65,812
Add:
Interest expense	103,009	62,650	69,675	49,044	25,142
Income tax expense (benefit)	(2,388)	11,268	33,530	46,513	(17,254)
Depreciation and amortization	158,421	98,804	100,882	98,397	66,409
Loss (gain) on disposal or impairment, net	13,333	16,048	11,472	32,592	(239)
Loss (income) from discontinued operations	—	1	4	1	(59)
Foreign currency transaction (gain) loss	(4,709)	4,759	(1,067)	(86)	(1,633)
Adjustments to reflect equity earnings on an EBITDA basis	26,890	28,757	32,965	11,033	(6,155)
Remove loss (gain) on sale or impairment of NGL units	—	30,644	(14,517)	(34,211)	—
M&A transaction related costs	21,988	3,269	10,000	—	—
Inventory valuation adjustment including equity method investees	—	—	3,187	7,781	—
Mid-America Midstream Gas Services acquisition cost	—	—	—	—	3,600
Pension curtailment gain	(3,008)	—	—	—	—
Employee severance and relocation expense	1,694	2,128	90	220	38
Unrealized loss (gain) on commodity derivatives	40	989	2,014	(1,734)	(974)
Change in fair value of warrants	—	—	—	13,423	46,434
Bankruptcy related expenses	—	—	224	1,310	567
Charitable contributions	—	—	—	3,379	—
Legal settlement expense	—	—	3,394	—	—
Recovery of receivables written off at emergence	—	—	—	(664)	—
Non-cash equity compensation	10,253	10,216	10,617	8,386	7,330
Loss on early extinguishment of debt	19,930	—	—	—	—
Adjusted EBITDA	$328,303	$282,795	$305,282	$287,441	$189,018

Business and Performance Drivers
We operate our core businesses through six business segments: Crude Transportation, Crude Facilities, Crude Supply and Logistics, HFOTCO, SemGas and SemCAMS. We generate revenue in these segments by using our assets to provide products and services to third parties and by selectively using our assets to support our marketing activities.
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
Commodity Prices
Our business is primarily fee based. As a result, our financial results are typically not directly correlated with increases and decreases in commodity prices. Our financial results, however, are positively correlated with the absolute difference between current (prompt) and future month petroleum product prices. That is, wide contango (when the prices for future deliveries are higher than current prices) spreads generally have a favorable impact on our results relative to a slightly contango, flat or backwardated (when the prices for future deliveries are lower than current prices) market. While we do not have significant direct exposure to commodity prices, we are exposed to reductions in volumes transported, stored, gathered, processed and marketed as a result of lower prices. Additionally, changes to price differentials between basins also impact our crude oil marketing operations.
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

Results of Operations
Consolidated Results of Operations

	Year Ended December 31,
(in thousands)	2017	2016	2015
Revenues	$2,081,917	$1,332,164	$1,455,094
Expenses:
Costs of products sold	1,514,891	873,431	979,549
Operating	254,764	212,099	224,443
General and administrative	110,373	83,908	97,366
Depreciation and amortization	158,421	98,804	100,882
Loss on disposal or impairment, net	13,333	16,048	11,472
Total expenses	2,051,782	1,284,290	1,413,712
Earnings from equity method investments	67,331	73,757	81,386
Gain (loss) on issuance of common units by equity method investee	—	(41)	6,385
Operating income	97,466	121,590	129,153
Other expense (income):
Interest expense	103,009	62,650	69,675
Loss on early extinguishment of debt	19,930	—	—
Foreign currency transaction loss (gain)	(4,709)	4,759	(1,067)
Loss (gain) on sale or impairment of non-operated equity method investment	—	30,644	(14,517)
Other income, net	(1,226)	(994)	(1,284)
Total other expenses	117,004	97,059	52,807
Income (loss) from continuing operations before income taxes	(19,538)	24,531	76,346
Income tax expense (benefit)	(2,388)	11,268	33,530
Income (loss) from continuing operations	(17,150)	13,263	42,816
Loss from discontinued operations, net of income taxes	—	(1)	(4)
Net income (loss)	$(17,150)	$13,262	$42,812
Revenue, costs of products sold and operating expenses
Revenue, costs of products sold and operating expenses are analyzed by operating segment below.
General and administrative expenses
General and administrative expenses increased in 2017 to $110.4 million from $83.9 million in 2016. The increase is primarily due to $26 million of HFOTCO related costs, of which $22 million were acquisition related costs. General and administrative costs for SemCAMS increased by $3 million compared to prior year primarily due to employment costs, office costs and an increase in foreign exchange rates between periods.
General and administrative expenses decreased in 2016 to $83.9 million from $97.4 million in 2015 primarily due to $10 million of business development expenses related to the Maurepas Pipeline incurred in 2015.
Depreciation and amortization
Depreciation and amortization costs increased in 2017 to $158.4 million from $98.8 million in 2016, of which $44 million related to the HFOTCO assets including finite-lived intangible assets acquired in July 2017. The Maurepas Pipeline which was placed in service in 2017 accounted for $11 million of the increase. The remaining increase relates to smaller projects placed in-service during the period.
Depreciation and amortization costs decreased in 2016 to $98.8 million from $100.9 million in 2015 primarily due to $14.1 million of prior year expense related to the reduction of the useful life of a 163-mile section of the Kansas and Oklahoma pipeline system which was fully depreciated in 2015 partially offset by new projects placed in-service.

Loss on disposal or impairment, net
Loss on disposal or impairment, net decreased in 2017 to $13.3 million from $16.0 million in 2016. The net loss on disposal or impairment in 2017 is due to the following (in thousands):

	Segment	Loss/(Gain)
Write-down Mexican asphalt business to net realizable value	Corporate and Other	$13,511
Write-down U.K. operations to net realizable value	Corporate and Other	76,661
Sherman natural gas gathering and processing asset impairment	SemGas	30,985
Crude oil trucking goodwill impairment	Crude Transportation	26,628
Crude oil trucking intangible asset impairment	Crude Transportation	12,087
Gain on sale of Glass Mountain	Crude Transportation	(150,266)
Other		3,727
Loss on disposal or impairment, net		$13,333
The write-downs of the Mexican asphalt business and the U.K. operations to net realizable value is due to the businesses being categorized as held-for-sale at December 31, 2017.
The impairment of our Sherman, Texas natural gas gathering and processing assets was due to the evaluation of capital raising alternatives which indicated that the carrying value of our Sherman, Texas assets might be in excess of fair value. We used an income approach, based on a discounted cash flow model, to estimate the fair value of the assets, which resulted in a non-cash impairment.
The impairment of the goodwill and intangible assets of our crude oil trucking business was due to a reduction in the long range forecast for crude oil trucking due to the on-going challenging business environment. We viewed the decrease in the forecast as a triggering event that indicated a potential impairment and performed an interim impairment analysis on the business unit’s assets including goodwill and intangible assets.
We performed a recoverability test of our definite lived assets under ASC 360 whereby we compared the undiscounted cash flows of the asset group, which was determined to be the entire crude oil trucking reporting unit and included goodwill, to the carrying value of the assets at September 30, 2017. This test indicated that the assets were not fully recoverable. Therefore, we estimated the fair value of the definite lived assets using an income approach, supplemented by a market approach to measure impairment. We also performed an interim impairment test of our goodwill associated with the crude oil trucking reporting unit and determined the estimated fair value was less than the adjusted carrying value of the reporting unit resulting in impairment of goodwill. The cash flow models used to determine recoverability of our assets and to measure impairment expense involved using significant judgments and assumptions, which included the discount rate, anticipated revenue and volume growth rates, estimated operating expenses and capital expenditures, which were based on our operating and capital budgets as well as our strategic plans. We considered the market approach by comparing the revenue and earnings multiples implied by our income approach to those of comparable companies for reasonableness and for estimating the fair value of certain assets of our reporting unit.
The gain on the sale of Glass Mountain is due to the December 22, 2017 sale of our ownership interest in Glass Mountain for $300 million, subject to working capital and other adjustments.
Loss on disposal or impairment, net in 2016 was primarily due to a $13.1 million impairment of SemGas goodwill as a result of producer forecast reductions following the release of the Oklahoma Corporation Commission's Regional Earthquake Response Plan which curtailed the amount of volume that can be injected into disposal wells.
Loss on disposal or impairment, net in 2015 was primarily due to a $9.5 million impairment of goodwill related to our crude oil trucking business.
Interest expense
Interest expense increased in 2017 to $103.0 million from $62.7 million in 2016. The increase is primarily the result of $28.4 million related to HFOTCO debt subsequent to acquisition including accretion of the Second Payment, $22.8 million attributable to the new $325 million, 6.375% senior unsecured notes sold in March 2017 and the $300 million senior, 7.25% senior unsecured notes sold in September 2017 and $8.6 million due to increased borrowings on SemGroup's revolving credit facility. These increases were offset by a $17.8 million decrease in interest expense due to the early payoff of $300 million, 7.50% senior unsecured notes in March 2017.

Interest decreased in 2016 to $62.7 million from $69.7 million in 2015. The decrease is primarily the result of a $16 million increase in capitalized interest, primarily on the Maurepas Pipeline, partially offset by increased interest expense due to higher average outstanding debt balances as compared to the prior year. Capitalized interest recorded for the fourth quarter of 2016 includes an immaterial out of period adjustment of $6.3 million related to under capitalization of interest in the prior year.
Loss on early extinguishment of debt
During the year ended December 31, 2017, we purchased $290 million of our outstanding $300 million senior unsecured notes due 2021 (the “2021 Notes”) through a tender offer. The price included a premium and interest to the purchase date. A notice of redemption was issued for the remaining $10 million of 2021 Notes, which were not redeemed through the tender offer pursuant to the redemption and satisfaction and discharge provisions of the indenture governing the 2021 Notes. The redemption price includes a redemption premium and interest to the redemption date. As a result, we recognized a loss of $19.9 million on the early extinguishment of the 2021 Notes, which included premiums of $15.9 million and the write off of $3.6 million of associated unamortized debt issuance costs.
Foreign currency transaction loss (gain)
Foreign currency transaction changed to a gain of $4.7 million in 2017 from a loss of $4.8 million in 2016. The change is primarily due to changes in the foreign currency rates and amounts of U.S. dollar denominated payables of our U.K. business compared to the prior year and $2.8 million of realized and unrealized gains on foreign currency forwards entered into in the fourth quarter of 2017. The forwards are for purchases of Canadian dollars to limit exposure to foreign currency rate fluctuations for capital contributions to our Canadian operations.
Changes in foreign currency transaction losses in 2016 as compared to 2015 were primarily due to changes in the foreign currency rates and amounts of U.S. dollar denominated payables of our U.K. business between periods.
Loss (gain) on sale or impairment of non-operated equity method investment
In 2016, we incurred a $30.6 million loss due to a $39.8 million other-than-temporary impairment recorded on our NGL Energy common units, partially offset by a $9.1 million gain on the sale of remaining NGL Energy common units in 2016, as compared with prior year gains on the sale of NGL Energy common units.
In 2015, we recorded a gain on the sale of approximately 2 million NGL Energy common units of $15 million.
Results of Operations by Reporting Segment

Crude Transportation

	Year Ended December 31,
(in thousands)	2017	2016	2015
Revenues:
Pipeline transportation	$47,380	$28,752	$31,650
Truck transportation	59,552	62,979	65,362
Total revenues	106,932	91,731	97,012
Less:
Operating expense	67,648	69,605	73,554
Plus:
Earnings from equity method investments	67,345	71,569	76,355
Adjustments to reflect equity earnings on an EBITDA basis	26,876	26,031	25,307
Segment profit	$133,505	$119,726	$125,120
Segment profit includes earnings from our equity method investments in White Cliffs and Glass Mountain adjusted to exclude our proportional share of our equity investee's depreciation and amortization expense. Our investment in Glass Mountain was sold on December 22, 2017.

2017 versus 2016
Revenue
Pipeline transportation revenue increased to $47.4 million in 2017 from $28.8 million in 2016. The increase was primarily the result of $20.8 million related to the start-up of the Maurepas Pipeline and a $3.7 million increase on the WOT. These increases were partially offset by a $3.6 million reduction related to the Tampa Pipeline, that was sold in the first quarter of 2017, and a $2.2 million reduction primarily due to lower intersegment transportation attributed to our Crude Supply and Logistics segment.
Truck transportation revenue decreased to $59.6 million in 2017 from $63.0 million in 2016, primarily as a result of slightly lower volumes and rates.
Operating Expense
Operating expense decreased in 2017 to $67.6 million from $69.6 million in 2016. The decrease included reductions to employment costs, insurance and taxes and other expenses. These costs were partially offset by increases in outside services, field expense and maintenance and repair.
Earnings from Equity Method Investments
Earnings from White Cliffs decreased by approximately $9.1 million in 2017 compared to 2016, due to lower volumes. Earnings from Glass Mountain increased by approximately $4.9 million in 2017 compared to 2016, due to higher volumes.
2016 versus 2015
Revenue
Pipeline transportation revenue decreased to $28.8 million in 2016 from $31.7 million in 2015. The change is due to a decrease in fixed margin activity which is now reported with other product revenues in the Crude Supply and Logistics segment and was replaced in the Crude Transportation segment with intersegment usage fees. Effective January 2016, Crude Transportation began charging Crude Supply and Logistics to move barrels through the pipeline system. This decrease was partially offset with a $5.1 million increase on the WOT due to additional volume.
Truck transportation revenue decreased slightly to $63.0 million in 2016 from $65.4 million in 2015.
Operating Expense
Operating expense decreased in 2016 to $69.6 million from $73.6 million in 2015. The decrease included reductions to allocated overhead, maintenance and repair and offices expenses. These expenses were partially offset by increases in employment costs, outside services and insurance and taxes.
Earnings From Equity Method Investments
Crude Transportation's equity method investments are White Cliffs and Glass Mountain. Earnings from both equity method investments declined in 2016 due to market conditions. Earnings from White Cliffs decreased by approximately $1.2 million in 2016 compared to 2015 and earnings from Glass Mountain decreased by approximately $3.5 million in 2016 compared to 2015.

Crude Facilities

	Year Ended December 31,
(in thousands)	2017	2016	2015
Revenues	$52,921	$56,630	$45,936
Less:
Operating expense	10,954	9,591	8,585
Segment profit	$41,967	$47,039	$37,351

2017 versus 2016
Revenue
Revenue decreased to $52.9 million in 2017 from $56.6 million in 2016. The decrease is primarily due to a reduction in storage revenue of $2.2 million, mainly resulting from scheduled tank cleanings, as the average capacity leased by storage customers decreased to 6.2 million barrels from 6.6 million barrels. The remainder is due to decreases in pump-over revenue of $0.7 million, third-party unloading revenue of $0.3 million, intersegment unloading revenue of $0.3 million and other revenue of $0.2 million.
Operating Expense
Operating expense increased in 2017 to $11.0 million from $9.6 million in 2016, primarily due to higher employment costs, field expense, maintenance and repair and outside services.
2016 versus 2015
Revenue
Revenue increased in 2016 to $56.6 million from $45.9 million in 2015. Effective January 2016, Crude Facilities began charging Crude Supply and Logistics for the use of storage and unloading facilities. As a result, the increase was primarily due to intersegment pump-over activity of $5.4 million, the addition of intersegment storage of $4.8 million, third-party unloading revenue of $2.8 million and intersegment unloading activity of $0.5 million. These increases were partially offset by a reduction in third-party storage revenue of $2.9 million, as the average capacity used internally for crude oil operations and marketing activities increased to 1.3 million barrels from 1.1 million barrels.
Operating Expense
Operating expense increased slightly in 2016 to $9.6 million from $8.6 million in 2015. The increase is primarily due to higher employment expense, field expense, outside services, maintenance and repair and other expense, partially offset with reductions in allocated overhead.

Crude Supply and Logistics

	Year Ended December 31,
(in thousands)	2017	2016	2015
Revenues	$1,299,343	$716,570	$716,784
Less:
Costs of products sold	1,301,882	689,935	686,790
Operating expense	5,302	3,621	995
Unrealized gain (loss) on commodity derivatives, net	(40)	(989)	(1,900)
Segment profit	$(7,801)	$24,003	$30,899
2017 versus 2016
Revenue
Revenue increased in 2017 to $1.3 billion from $717 million in 2016.

	Year Ended December 31,
(in thousands)	2017	2016	2015
Gross product revenue	$4,616,804	$3,118,759	$2,783,642
Nonmonetary transaction adjustment	(3,317,421)	(2,401,200)	(2,064,958)
Unrealized gain (loss) on commodity derivatives, net	(40)	(989)	(1,900)
Product revenue	$1,299,343	$716,570	$716,784
Gross product revenue increased in 2017 to $4.6 billion from $3.1 billion in 2016. The increase was primarily due to an increase in the volume sold to 92 million barrels at an average sales price of $50 per barrel in 2017, from the volume sold of 75 million barrels at an average sales price of $42 per barrel in 2016. Volumes increased as compared to prior year due to additional location trades.
Gross product revenue was reduced by $3.3 billion and $2.4 billion during 2017 and 2016, respectively, in accordance with Accounting Standards Codification (ASC) 845-10-15, "Nonmonetary Transactions," ("ASC 845-10-15"). ASC 845-10-15 requires that certain transactions -- those where inventory is purchased from a customer then resold to the same customer -- to be presented in the income statement on a net basis, resulting in a reduction of revenue and costs of products sold by the same amount.
Cost of Products Sold
Costs of products sold increased in 2017 to $1.3 billion (including $42.5 million intersegment transportation and facility expense) from $689.9 million in 2016 (including $37.5 million intersegment transportation and facility expense). The cost of products sold reflect reductions of $3.3 billion and $2.4 billion in 2017 and 2016, respectively, in accordance with ASC 845-10-15. There was an increase in the barrels sold, as described above, combined with an increase in the average per barrel cost of crude oil to $50 in 2017 from $41 in 2016.
The increase in cost of products sold outpaced the increase in revenue leading to a decrease in segment profit of $31.8 million as compared to the prior year. This is primarily due to lower blending margins of $8.2 million due to increased competition at Cushing, lower contango margins of $5.8 million, increased pipeline transportation fees of $8.2 million related to firm commitments beginning in June 2017 and increased truck transportation fees of $7.3 million related to increased volume.
Operating Expense
Operating expense increased in 2017 to $5.3 million from $3.6 million in 2016 due to increases in employment, field expense, maintenance and repair, outside services, insurance and taxes, travel and other expense.
2016 versus 2015
Revenue
Revenue remained constant at $717 million in 2016 and 2015.
Gross product revenue increased in 2016 to $3.1 billion from $2.8 billion in 2015. The increase was primarily due to an increase in the volume sold to 75 million barrels at an average sales price of $42 per barrel in 2016, from the volume sold of 57 million barrels at an average sales price of $49 per barrel in 2015.
Gross product revenue was reduced by $2.4 billion and $2.1 billion during 2016 and 2015, respectively, in accordance with ASC 845-10-15.
Costs of Products Sold
Costs of products sold increased in 2016 to $689.9 million (including $37.6 million intersegment transportation and facility expense) from $686.8 million in 2015, (including $15 million intersegment transportation and facility expense). The cost of products sold reflects reductions of $2.4 billion and $2.1 billion in 2016 and 2015, respectively, in accordance with ASC 845-10-15. There was an increase in the barrels sold, as described above, combined with a decrease in the average per barrel cost of crude oil to $41 in 2016 from $48 in 2015.
Operating Expense
Operating expense increased in 2016 to $3.6 million from $1.0 million in 2015 due to increases in employment, outside services and insurance and taxes expense.

HFOTCO

Year Ended December 31,
(in thousands)	2017
Revenues:
Service	$71,042
Lease	5,843
Total revenues	76,885
Less:
Operating expense	15,349
Segment profit	$61,536

The amounts included in the table above reflect the results of HFOTCO subsequent to its acquisition. Service revenue includes $60.5 million of storage fee revenue and $10.5 million of throughput and ancillary service revenue. Operating expense includes $6.6 million of employment related costs, $3.9 million of fuel and utility costs and $2.6 million of maintenance expense.

SemGas

	Year Ended December 31,
(in thousands)	2017	2016	2015
Revenues	$233,218	$218,970	$252,174
Less:
Cost of products sold	135,689	120,516	144,554
Operating expense	29,724	31,924	34,198
Segment profit	$67,805	$66,530	$73,422

2017 versus 2016
Revenue
Revenue increased in 2017 to $233.2 million from $219.0 million in 2016. The increase was primarily due to a higher average natural gas NYMEX price of $3.108/MMbtu in 2017 versus $2.46/MMbtu in 2016, a higher average NGL basket price of $0.85/gallon in 2017 versus $0.65/gallon in 2016, and increased fees of $53 million in 2017 versus $52 million in 2016 due to higher rates. The increase was offset, in part, by lower volume (101,209 million cubic feet in 2017 versus 116,748 million cubic feet in 2016).
Costs of Products Sold
Costs of products sold increased in 2017 to $135.7 million from $120.5 million in 2016. The increase was attributable to higher prices and was offset, in part, by lower volume processed in northern Oklahoma.
Operating Expense
Operating expense decreased in 2017 to $29.7 million from $31.9 million in 2016. This decrease was due to lower equipment lease, field expense (which includes materials and supplies, lubricants, water disposal, electricity and fuel), maintenance/repair, and office expense. All decreases are primarily driven by lower volume in northern Oklahoma. These decreases were offset by increases in employment, outside services, taxes, and other expenses.
2016 versus 2015
Revenue
Revenue decreased in 2016 to $219.0 million from $252.2 million in 2015. The decrease was primarily due to lower volume (116,748 million cubic feet in 2016 versus 144,381 million cubic feet in 2015), a lower average natural gas NYMEX price of $2.46/MMbtu in 2016 versus $2.67/MMbtu in 2015 and decreased fees of $52 million in 2016 versus $59 million in 2015 due to lower volume. The decrease was offset, in part, by a higher average NGL basket price of $0.65/gallon in 2016 versus $0.62/gallon in 2015.
Costs of Products Sold
Costs of products sold decreased in 2016 to $120.5 million from $144.6 million in 2015. The decrease was attributable to lower prices and lower volume processed in northern Oklahoma.
Operating Expense
Operating expense decreased in 2016 to $31.9 million from $34.2 million in 2015. This decrease was due to lower field expense (which includes materials and supplies, lubricants, water disposal, electricity and fuel), outside services, equipment lease, employment and office expense. All decreases are primarily driven by lower volume in northern Oklahoma. These decreases were partially offset by increases in maintenance/repair and taxes.

SemCAMS

	Year Ended December 31,
(in thousands)	2017	2016	2015
Revenues	$183,232	$133,216	$136,197
Less:
Cost of products sold	113	122	276
Operating expense	106,845	79,830	85,683
Segment profit	$76,274	$53,264	$50,238
2017 versus 2016
Revenue
Revenue increased in 2017 to $183.2 million from $133.2 million in 2016. This increase was primarily due to higher operating cost recoveries of $27.6 million (primarily attributable to the K3 plant turnaround), higher gathering and processing revenue of $4.7 million, non-recurring 2016 fee concessions of $4.6 million, true-up of take-or-pay minimum volumes commitments of $4.4 million and changes in foreign currency exchange rates between periods of $3.1 million.
Operating Expense
Operating expense increased in 2017 to $106.8 million from $79.8 million in 2016. This increase was primarily due to turnaround costs related to the K3 plant, offset by lower contractor costs of $4.1 million.
2016 versus 2015
Revenue
Revenue decreased in 2016 to $133.2 million from $136.2 million in 2015. This decrease was primarily due to changes in foreign exchange rates between periods, a decrease in gathering and processing revenues related to fee concession arrangements with producers, lower operating costs recoveries and lower maintenance capital recovery and lower overhead recoveries of $4.6 million, $4.5 million, $3.4 million and $2.6 million, respectively. These decreases were offset by a net $9.2 million in higher gathering and processing revenue ($11.7 in revenue, excluding a decrease of $2.5 million in gathering and processing revenues related to a 30-day unplanned outage at the K3 plant during the second quarter of 2016) and an increase in fees of $3.8 million on true-up of take-or-pay minimum volume commitments.
Operating Expense
Operating expense decreased in 2016 to $79.8 million from $85.7 million in 2015. This decrease was primarily due to lower costs for power, materials, accretion and the impact of changes in foreign exchange rates between periods. These decreases were partially offset by increased repair costs and higher greenhouse gas credit purchases.

Corporate and Other

	Year Ended December 31,
(in thousands)	2017	2016	2015
Revenues	$129,386	$115,047	$206,991
Less:
Costs of products sold	77,207	62,858	147,929
Operating expense	18,942	17,528	21,428
Unrealized gain (loss) on commodity derivatives, net	—	—	(114)
Plus:
Earnings from equity method investments	(14)	2,147	11,416
Adjustments to reflect NGL Energy equity earnings on a cash basis	14	2,726	7,658
Segment profit	$33,237	$39,534	$56,822
Corporate and Other is not an operating segment. This table is included to permit the reconciliation of segment information to that of the consolidated Company. The amounts reported for the years ended December 31, 2016 and 2015 above have been recast to include our former U.K. and Mexico segments which, subsequent to our acquisition of HFOTCO, are no longer expected to be significant for separate presentation. The main activities of our U.K. operations are the receipt, storage and redelivery of clean petroleum and crude oil products via sea-going vessels. Our U.K. revenue is based on fixed-fee storage tank leases and related services. Revenue from our Mexico operations is based on contractual arrangements with customers for liquid asphalt cement. Earnings from equity method investments in the table above relates to our investments in NGL Energy.
2017 versus 2016
The increase in revenue relates primarily to higher revenues in our Mexico operations ($155 million in 2017 compared to $139 million in 2016), mostly due to higher product sales prices, partially offset by slightly lower volume and foreign exchange impacts between periods. Revenue in our U.K. operations increased to $28 million in 2017 compared to $24 million in 2016, primarily as a result of increased storage volume thereby creating increased throughput revenue and storage volume and price variances. The remaining change was primarily due to an increase in the intersegment eliminations which are reported in Corporate and Other. Intersegment revenues relate to fees for services provided by our Crude Transportation and Crude Facilities segments and product sales from our SemGas segment to our Crude Supply and Logistics segment.
Costs of products sold
The increase in costs of products sold relates primarily to higher costs in Mexico ($131 million in 2017 compared to $111 million in 2016), as a result of higher unit costs in Mexico, partially offset by lower volume.
2016 versus 2015
Revenues
The decrease in revenue relates primarily to lower revenue in our Mexico operations of $139 million in 2016 compared to $211 million in 2015. This decrease was due to significantly lower sales prices and the impact of foreign exchange rate changes between periods, respectively, partially offset by slightly higher volume. The remaining change was primarily due to an increase in the intersegment eliminations which are reported in Corporate and Other. Intersegment revenues relate to fees for services provided by our Crude Transportation and Crude Facilities segments and product sales from our SemGas segment to our Crude Supply and Logistics segment.
Costs of products sold
The decrease in costs of products sold relates primarily to Mexico ($111 million in 2016 compared to $175 million in 2015), primarily due to lower costs and the impact of foreign exchange rate changes between periods of $44 million and $21 million, respectively, partially offset by higher volume of $2 million.
Earnings from Equity Method Investments
The decrease in earnings from equity method investments is due to the sale of our limited partner interest in NGL Energy in April of 2016.

Liquidity and Capital Resources
Sources and Uses of Cash
Our principal sources of short-term liquidity are cash generated from our operations and borrowings under our revolving credit facilities. The consolidated cash balance on December 31, 2017 was $93.7 million. Of this amount, $33.6 million was held in Canada and may be subject to tax if transferred to the U.S. Potential sources of long-term liquidity include issuances of debt securities and equity securities and the sale of assets. Our primary cash requirements currently are operating expenses, capital expenditures, debt payments and our quarterly dividends. In general, we expect to fund:

•	operating expenses, maintenance capital expenditures and cash dividends through existing cash and cash from operating activities;

•	expansion capital expenditures and any working capital deficits through cash on hand, borrowings under our credit facilities and the issuance of debt securities and equity securities;

•
acquisitions, including the Second Payment, through cash on hand, borrowings under our credit facilities, the issuance of debt securities and equity securities and proceeds from the divestiture of assets or interests in assets; and

•	debt principal payments through cash from operating activities and refinancings when the credit facility becomes due.
Our ability to meet our financing requirements and fund our planned capital expenditures will depend on our future operating performance and distributions from our equity investments, which will be affected by prevailing economic conditions in our industry. In addition, we are subject to conditions in the debt and equity markets for any issuances of debt securities and equity securities. There can be no assurance we will be able or willing to access the public or private markets in the future. If we would be unable or unwilling to access those markets, we could be required to restrict future cash outlays, such as expansion capital expenditures and potential future acquisitions.
We believe our cash from operations and our remaining borrowing capacity allow us to manage our day-to-day cash requirements, distribute our quarterly dividends and meet our capital expenditure commitments for the coming year.
The following table summarizes our changes in unrestricted cash for the periods presented:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Statement of cash flow data:
Cash flows provided by (used in):
Operating activities	$140,476	$169,974	$181,762
Investing activities	(439,801)	(228,284)	(442,141)
Financing activities	315,256	75,909	277,027
Subtotal	15,931	17,599	16,648
Effect of exchange rate on cash and cash equivalents	3,552	(1,479)	850
Change in cash and cash equivalents	19,483	16,120	17,498
Cash and cash equivalents at beginning of period	74,216	58,096	40,598
Cash and cash equivalents at end of period	$93,699	$74,216	$58,096
Operating Activities
The components of operating cash flows can be summarized as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Net income	$(17,150)	$13,262	$42,812
Non-cash expenses, net	190,649	178,678	152,142
Changes in operating assets and liabilities	(33,023)	(21,966)	(13,192)
Net cash flows provided by operating activities	$140,476	$169,974	$181,762
2017 Compared to 2016
Adjustments to net income for non-cash expenses increased to $190.6 million in 2017 from $178.7 million in 2016. Significant changes from prior year include:

•	a $59.6 million increase in depreciation and amortization expense primarily due to the HFOTCO acquisition;

•	a $19.9 million loss on the early extinguishment of our 2021 Notes in the current year;

•
a $6.4 million increase due to lower current year earnings from equity method investments as compared with the prior year primarily due to lower White Cliffs volumes and the prior year sale of our limited partner investment in NGL Energy;

These increases to non-cash adjustment to net income were offset by:

•
$30.6 million decrease due to the prior year other-than-temporary impairment recorded on our limited partner investment in NGL Energy, partially offset by prior year gain on the sale of our common limited partner units of NGL Energy;

•
a decrease of $18.3 million due to a deferred tax benefit in the current year compared to deferred tax expense in the prior year primarily as a result of changes to federal statutory income tax rates and a current year pre-tax loss compared with prior year pre-tax income;

•
a $9.7 million decrease in distributions from equity method investees primarily due to the disposition of our limited partner unit investment in NGL Energy in the prior year and lower volumes on White Cliffs;

•	a $9.5 million decrease due to current year currency gains as compared to prior year currency losses;

•	a $3.0 million decrease due to a pension curtailment gain related to the HFOTCO pension which was curtailed subsequent to acquisition; and

•
a decrease of $2.7 million in losses on disposal and impairments primarily due to current year gain on disposal of Glass Mountain offset by impairments related to the held for sale status of our Mexican asphalt business and our U.K. operations and current year impairments to SemGas and Crude Transportation assets.

Changes in operating assets and liabilities during the year ended December 31, 2017 relative to the prior year-end consisted primarily of:

•	$213.6 million increase in accounts receivable, including receivable from affiliates, generally due to higher commodity prices and volumes;

•
$17.9 million increase in inventory primarily due to increased inventory of our Crude Supply and Logistics segment due to an additional 0.3 million barrels of crude oil on hand at a higher weighted average cost;

•	$190.4 million increase in accounts payable, including payable to affiliates, and accrued liabilities generally due to higher prices and volumes and timing of purchases; and

•	$19.4 million increase in other noncurrent liabilities primarily due to accretion of the Second Payment.
2016 Compared to 2015
Non-cash expenses increased to $178.7 million in 2016 from $152.1 million in 2015. Significant changes from prior year include:

•
$45.2 million increase due to the current year other-than-temporary impairment recorded on our limited partner investment in NGL Energy, partially offset by current year gain on the sale of our common limited partner units of NGL Energy, and prior year gains on the sale of a portion of our common limited partner units of NGL Energy, net of related costs;

•	a $7.6 million increase due to lower current year earnings from equity method investments as compared with the prior year primarily due to Glass Mountain and NGL Energy;

•	an increase of $6.4 million due to a small current year loss on the issuance of common units of an equity method investee as compared to prior year gains;

•	a $5.8 million increase due to current year currency losses as compared to prior year currency gains;

•	an increase of $4.6 million in losses on disposal and impairments primarily due to the impairment of our SemGas segment's goodwill in the current year; and

•	an increase of $2.5 million in amortization of debt issuance costs primarily due to the write-off of costs related to the Rose Rock credit facility which was terminated.
These increases to non-cash adjustment to net income were partially offset by:

•	a decrease of $20.8 million in deferred tax expense primarily due to lower pre-tax book income net of amounts attributable to noncontrolling interests;

•	a $19.0 million decrease in distributions from equity method investees due to the disposition of our limited partner unit investment in NGL Energy and lower volumes on Glass Mountain;

•	a $2.6 million decrease due to prior year inventory valuation adjustments which did not reoccur in the current year; and

•	a $2.1 million decrease in depreciation and amortization expense.
Changes in operating assets and liabilities during the year ended December 31, 2016 relative to the prior year-end consisted primarily of:

•	$110.4 million increase in accounts receivable, including receivable from affiliates, generally due to higher commodity prices and volumes;

•	$30.7 million increase in inventory primarily due to increased inventory of our Crude Supply and Logistics segment;

•	$116.2 million increase in accounts payable, including payable to affiliates, and accrued liabilities generally due to higher prices and volumes and timing of purchases; and

•	$2.6 million increase in other noncurrent liabilities.
Investing Activities
For the year ended December 31, 2017, we had net cash outflows of $439.8 million, primarily as a result of $462.7 million in capital expenditures, $294.2 million cash paid as a portion of the first payment to acquire HFOTCO and $26.4 million in contributions to equity method investments. These cash outflows were offset, in part, by cash inflows of $314.8 million in proceeds from the sale of long-lived assets, primarily due to the Glass Mountain disposal, and $28.8 million in distributions from equity method investments in excess of equity in earnings. Capital expenditures included the Crude Transportation segment's projects including the Maurepas Pipeline project, our SemGas segment's northern Oklahoma expansion projects and SemCAMS' Wapiti expansion. Distributions in excess of equity earnings represent cash distributions from White Cliffs and Glass Mountain in excess of our cumulative equity in earnings and are accounted for as a return of investment.
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
For the year ended December 31, 2015, we had net cash outflows of $442.1 million, primarily as a result of $479.5 million in capital expenditures and $46.7 million in contributions to equity method investments. These cash outflows were offset, in part, by cash inflows of $56.3 million in proceeds from the sale of common units of NGL Energy, an equity method investee, $24.1 million in distributions from equity method investments in excess of equity in earnings and $3.7 million in proceeds from the sale of long-lived assets. Capital expenditures included the Crude Transportation segment's projects, which included the Maurepas Pipeline project, our SemGas segment's northern Oklahoma gas gathering and processing expansion and SemCAMS' Wapiti Pipeline expansion. Contributions to equity method investments related primarily to the White Cliffs Pipeline expansion.
Financing Activities
For the year ended December 31, 2017, we had net cash inflows of $315.3 million, primarily as a result of $1.5 billion of borrowings and assumption of HFOTCO indebtedness (offset by $1.1 billion of principal payments), partially offset by $129.9 million of dividends paid, $16.3 million of debt extinguishment costs and $11.1 million of payments related to debt issuances. Debt extinguishment costs related to the early payoff of our 2021 Notes. Debt issuance costs primarily related to the issuance of our 2025 and 2026 Notes.
For the year ended December 31, 2016, we had net cash inflows of $75.9 million, primarily as a result of $382.5 million of borrowings (offset by $396.9 million of principal payments) and $223.0 million in proceeds from the issuance of common shares (net of offering costs), partially offset by $92.9 million of dividends paid, $32.1 million of cash distributions to noncontrolling interests and $7.7 million of payments related to debt issuances. Debt issuance costs primarily relate to the increase in capacity under the SemGroup credit facility.
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
Long-term Debt
SemGroup Senior Unsecured Notes
At December 31, 2017, we had outstanding $400 million of 5.625% senior unsecured notes due 2022, $350 million of 5.625% senior unsecured notes due 2023, $325 million of 6.375% senior unsecured notes due 2025 and $300 million of 7.250% senior unsecured notes due 2026 (collectively, the "Notes"). The Notes are governed by indentures, as supplemented, between the Company and its subsidiary guarantors and Wilmington Trust, N.A., as trustee (the “Indentures”). The Indentures include customary covenants and events of default.
At December 31, 2017, we were in compliance with the terms of the Indentures.

SemGroup Revolving Credit Facility
At December 31, 2017, we had $131.0 million of cash borrowings outstanding under our $1.0 billion revolving credit facility. In addition, we had $39.4 million in outstanding letters of credit on that date. The maximum letter of credit capacity under this facility is $250 million. The facility can be increased up to $300 million with the consent of the administrative agent. The credit agreement expires on March 15, 2021.
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
The terms of our credit facility restrict, to some extent, the payment of cash dividends on our common stock. The credit agreement is guaranteed by all of our material domestic subsidiaries, with the exception of HFOTCO, and secured by a lien on substantially all of our property and assets, subject to customary exceptions.
At December 31, 2017, we had available borrowing capacity of $829.6 million under this facility.
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
HFOTCO Debt Assumption and Revolving Credit Facility
On July 17, 2017 (the "Closing Date"), we completed the acquisition of HFOTCO and assumed approximately $766 million of existing net debt at HFOTCO, which has been adjusted to fair value through acquisition accounting. As of the Closing Date, the assumed debt at HFOTCO consisted of $534.9 million of senior secured term loans and $225 million of limited obligation revenue bonds due November 1, 2050 (the “IKE Bonds”). In addition, HFOTCO has a $75 million senior secured revolving credit facility. HFOTCO indebtedness is non-recourse to the Company. At December 31, 2017, HFOTCO’s senior secured revolving credit facility had outstanding borrowings of $60.0 million.
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
The agreement governing HFOTCO senior secured term loans and senior secured revolver borrowings (the “HFOTCO Credit Agreement”) includes customary representations and warranties and affirmative and negative covenants, which were made only for the purposes of the HFOTCO Credit Agreement and as of the specific date (or dates) set forth therein, and may be subject to certain limitations as agreed upon by the contracting parties, and apply only to BGCT, HFOTCO and any subsidiaries of HFOTCO party to the HFOTCO Credit Agreement. Such limitations include the creation of new liens, indebtedness, making of certain restricted payments and payments on indebtedness, making certain dispositions, making material changes in business activities, making fundamental changes including liquidations, mergers or consolidations, making certain investments, entering into certain transactions with affiliates, making amendments to material agreements, modifying the fiscal year, dealing with hazardous materials in certain ways, entering into certain hedging arrangements, entering into certain restrictive agreements, and funding or engaging in sanctioned activities.
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
Mexico Revolving Credit Facility
We have a credit facility in Mexico that allows the borrowing of up to $70 million Mexican pesos (U.S. $3.6 million equivalent at the December 31, 2017 exchange rate) which matures in May 2018. There were no outstanding borrowings on the facility at December 31, 2017. At December 31, 2017, we had outstanding letters of credit in Mexico of $292.8 million Mexican pesos (U.S. $14.9 million equivalent at the December 31, 2017 exchange rate).
Shelf Registration Statement
We have access to a universal shelf registration statement which provides us the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and our capital needs. This shelf registration statement expires in March 2019.
We have also established an "at the market" offering program under this shelf registration statement, which provides for the offer and sale, from time to time, of common shares having an aggregate offering price of up to $300 million. We are able to make sales in transactions at prices which are prevailing market prices at the time of sale, prices related to market prices or at negotiated prices. Such sales may be made pursuant to an Equity Distribution Agreement between us and certain agents who may act as sales agents or purchase for their own accounts as principals. To date, there have been no such sales.
Registration Rights Agreements
In connection with the closings of the March 2017 offering of $325 million of senior unsecured notes due 2025 and the September 2017 offering of $300 million of senior unsecured notes due 2026 (collectively, the “Notes”), we and certain of our wholly-owned subsidiaries, as Guarantors, entered into registration rights agreements (collectively, the “Registration Rights Agreements”). Under the Registration Rights Agreements, we and the Guarantors have agreed to file registration statements with the Securities and Exchange Commission so that holders of the Notes can exchange the Notes and the related guarantees for registered notes and guarantees that have substantially identical terms as the Notes and related guarantees, within 365 days after the original issuance. In certain circumstances, we and the Guarantors may be required to file shelf registration statements to cover resales of the Notes. These registration statements were declared effective in January 2018.
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

During the year ended December 31, 2017, we spent $462.7 million (cash basis), on capital projects. Projected capital expenditures, excluding capitalized interest, for 2018 are estimated at $310 million in expansion projects, including capital contributions to equity method investees to fund growth projects, and $40 million in maintenance projects. These estimates may change as future events unfold. See "Cautionary Note Regarding Forward-Looking Statements."
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
SemGroup Dividends
The table below sets out the dividends declared and/or paid by SemGroup for the periods indicated.

Quarter Ended	Record Date	Payment Date	Dividend Per Share
March 31, 2016	March 7, 2016	March 17, 2016	$0.45
June 30, 2016	May 16, 2016	May 26, 2016	$0.45
September 30, 2016	August 15, 2016	August 25, 2016	$0.45
December 31, 2016	November 18, 2016	November 28, 2016	$0.45

March 31, 2017	March 7, 2017	March 17, 2017	$0.45
June 30, 2017	May 15, 2017	May 26, 2017	$0.45
September 30, 2017	August 18, 2017	August 28, 2017	$0.45
December 31, 2017	November 20, 2017	December 1, 2017	$0.45

March 31, 2018	March 9, 2018	March 19, 2018	$0.4725
On January 19, 2018, we sold to certain institutional investors, in a private placement, an aggregate of 350,000 shares of our Series A Cumulative Perpetual Convertible Preferred Stock, par value $0.01 per share (the “Preferred Stock”), convertible into 10,606,061 shares (subject to adjustment) of our Class A common stock. Holders of the Preferred Stock will receive quarterly distributions equal to an annual rate of 7.0% ($70.00 per share annualized) of $1,000 per share of Preferred Stock, subject to certain adjustments. With respect to any quarter ending on or prior to June 30, 2020, we may elect, in lieu of paying a distribution in cash, to have the amount that would have been payable if such dividend had been paid in cash added to the Liquidation Preference.
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
Customer Concentration
Shell Trading (US) Company, a customer of our Crude Supply and Logistics segment, accounted for more than 10% of our consolidated revenue for the year ended December 31, 2017, at approximately 31%. The contracts from which our revenues are derived from this customer relate to our crude marketing operations and are for crude oil purchases and sales at market prices. We are not substantially dependent on such contracts and believe that if we were to lose any or all of these contracts, they could be readily replaced under substantially similar terms. Although we have contracts with customers of varying durations, if one or more of our major customers were to default on their contract, or if we were unable to renew our contract with one or more of these customers on favorable terms, we might not be able to replace any of these customers in a timely fashion, on favorable terms or at all. In any of these situations, our revenues and our ability to pay cash dividends to our stockholders may be adversely affected. We expect our exposure to risk of non-payment or non-performance to continue as long as we remain substantially dependent on a relatively small number of customers for a substantial portion of our revenues.

Our SemGas segment has a significant concentration of producers which account for a large portion of our SemGas segment's volumes. During the year ended December 31, 2017, two producers accounted for approximately 88% of our total processed volumes. During the year ended December 31, 2017, two producers accounted for 91% of our total gathered volumes. Additionally, all of the gathering and processing volumes from these customers are produced in the Northern Oklahoma region.
Our SemCAMS processing plants require a minimum rate of sulfur tonnage to operate and to comply with the regulatory requirements for air emissions.  We have several large producers that provide significant sour gas to our plants.  If these producers shut in their sour gas production due to current or future commodity prices, it could result in regulatory non-compliance, as well as operating and financial impacts to SemCAMS. We expect to mitigate this risk for our KA plant through a sulfur turn-down project that is expected to be placed in-service in 2018.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

Commitments
Contractual Obligations
In the ordinary course of business we enter into various contractual obligations for varying terms and amounts. The following table includes our contractual obligations as of December 31, 2017, and our best estimate of the period in which the obligation will be settled (in thousands):

	2018	2019	2020	2021	2022	Thereafter
Long-term debt (1)	$605,525	$65,500	$5,500	$646,625	$400,000	$1,200,000
Interest (1)	128,153	127,050	125,259	109,188	79,710	282,234
Capital leases	25	—	—	—	—	—
Operating leases	6,750	7,174	6,409	5,896	4,376	60,790
Take-or-pay commitments (2)	32,182	31,444	29,449	20,151	19,984	23,103
Purchase commitments (3)	725,479	—	—	—	—	—
Capital expenditure expansion projects	206,000	53,000	—	—	—	—
Total	$1,704,114	$284,168	$166,617	$781,860	$504,070	$1,566,127

(1)
Assumes interest rates, fee rates and letters of credit and loans outstanding as of December 31, 2017, and that same remain constant thereafter until maturity except for required principal payments. Long-term debt in 2018 includes the Second Payment which is expected to be paid in 2018, but which isn't reflected as current in the balance sheet as payment is not contractually required until after December 31, 2018.

(2)
Take-or-pay commitments include: (a) a five-year transportation take-or-pay agreement with White Cliffs for approximately 5,000 barrels per day which began in October 2015; (b) a seven-year transportation take-or-pay agreement for 5,000 barrels per day on a third-party pipeline which began in June 2017; and (c) a commitment related to fractionation of natural gas liquids through 2023.

(3)
The bulk of the commitments shown in the table above relate to agreements to purchase product from a counterparty and to sell a similar amount of product (in a different location) to the same counterparty. Many of the commitments shown in the table above are cancellable by either party, as long as notice is given within the time frame specified in the agreement (generally 30 to 120 days).

In addition to the items in the table above, we have entered into various operational commitments and agreements related to pipeline operations and to the marketing, transportation, terminalling and storage of petroleum products. We have also entered into certain derivative instruments. See Note 12 of our consolidated financial statements beginning on page F-1 of this Form 10-K.
Letters of Credit
In connection with our purchasing activities, we provide certain suppliers and transporters with irrevocable standby letters of credit to secure our obligation for the purchase of petroleum products. Our liabilities with respect to these purchase obligations are recorded as accounts payable on our balance sheet in the month the petroleum products are purchased. Generally, these letters of credit are issued for 70-day periods (with a maximum of 364-day periods) and are terminated upon completion of each transaction. At December 31, 2017 and December 31, 2016, we had outstanding letters of credit of approximately $110.8 million and $82.3 million, respectively.

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
Estimates of future cash flows
Estimates of fair value
Judgment about triggering events and held-for-sale classification

Accounting Policy	Judgment/Uncertainty Affecting Application
Goodwill	Judgment about impairment triggering events
Identification of reporting units
Purchase price allocation
Estimates of reporting unit's fair value

Derivative Instruments	Instruments used in valuation techniques
Market maturity and economic conditions
Contract interpretation
Market conditions in the energy industry, especially the effects of price volatility on contractual commitments

Contingencies	Estimated financial impact of event
Judgment about the likelihood of event occurring
Regulatory and political environments and requirements
Income Taxes
At December 31, 2017, we had a cumulative U.S. federal net operating loss of approximately $165.5 million that can be carried forward to apply against taxable income generated in future years. This carry forward begins to expire in 2031. We had cumulative U.S. state net operating losses of approximately $148.7 million available for carry forward, which begin to expire in 2018. We had foreign net operating losses of $20.9 million available for indefinite carry forward and $0.4 million that will expire in 2027. We had foreign tax credits of approximately $44.6 million available for carry forward, which begin to expire in 2020.
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
Commodity Price Risk
The table below outlines the range of NYMEX prompt month daily settle prices for crude oil and natural gas futures, and the range of daily propane spot prices provided by an independent, third-party broker for the years ended December 31, 2017, 2016 and 2015.

	Light Sweet Crude Oil Futures ($ per Barrel)	Mont Belvieu (Non-LDH) Spot Propane ($ per Gallon)	Henry Hub Natural Gas Futures ($ per MMBtu)
Year Ended December 31, 2017
High	$60.42	$1.01	$3.42
Low	$42.53	$0.57	$2.56
High/Low Differential	$17.89	$0.44	$0.86

Year Ended December 31, 2016
High	$54.06	$0.71	$3.93
Low	$26.21	$0.29	$1.64
High/Low Differential	$27.85	$0.42	$2.29

Year Ended December 31, 2015
High	$61.43	$0.64	$3.23
Low	$34.73	$0.31	$1.75
High/Low Differential	$26.70	$0.33	$1.48
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
However, the SemGas segment has exposure to commodity price risk because of the nature of certain contracts for which our fee is based on a percentage of proceeds or index related to the prices of natural gas, natural gas liquids and condensate. Given current volumes, liquid recoveries and contract terms, we estimate the following sensitivities over the next twelve months:

•	A 10% increase in the price of natural gas and natural gas liquids results in approximately a $3.0 million increase to gross margin.

•	A 10% decrease in those prices would have the opposite effect.
The above sensitivities may be impacted by changes in contract mix, change in production or other factors which are outside of our control.
Additionally, based on our open derivative contracts at December 31, 2017, an increase in the applicable market price or prices for each derivative contract would result in a decrease in our crude oil sales revenues. Likewise, a decrease in the applicable market price or prices for each derivative contract would result in an increase in our crude oil sales revenues. However, the increases or decreases in crude oil sales revenues we recognize from our open derivative contracts are substantially offset by higher or lower crude oil sales revenues when the physical sale of the product occurs. These contracts may be for the purchase or sale of crude oil or in markets different from the physical markets in which we are attempting to hedge our exposure, or may have timing differences relative to the physical markets. As a result of these factors, our hedges may not eliminate all price risks.
The notional volumes and fair value of our commodity derivatives open positions at December 31, 2017, as well as the change in fair value that would be expected from a 10% market price increase or decrease, is shown in the table below (in thousands):

	Notional Volume (Barrels)	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease	Settlement Date
Crude Oil:
Futures contracts	234	$(1,368)	$(1,414)	$1,414	January/February 2018
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
Interest Rate Risk
We use variable rate debt and are exposed to market risk due to the floating interest rates on our credit facilities. Therefore, from time-to-time we may use interest rate derivatives to manage interest obligations on specific debt issuances. Our variable rate debt bears interest at LIBOR or prime, subject to certain floors, plus the applicable margin. At December 31, 2017, an increase in these base rates of 1%, above the base rate floors, would increase our interest expense by $6.8 million per year. Increases in interest expense due to an increase in interest rates as presented above, would have been partially offset by a $1.9 million reduction in interest expense from interest rate swaps, discussed below.
The average interest rates presented below are based upon rates in effect at December 31, 2017 and December 31, 2016. The carrying value of the variable rate instruments in our credit facilities approximate fair value primarily because our rates fluctuate with prevailing market rates.
The following table summarizes our debt obligations:

Liabilities	December 31, 2017		December 31, 2016
Long-term debt—variable rate	$948.1	million	$20.0	million
Average variable interest rate	4.32%		4.75%
Long-term debt—fixed rate	$1,375.0	million	$1,050.0	million
Average fixed interest rate	6.16%		6.16%
Debt obligations above exclude the Second Payment for which interest is being recorded based on an 8% annual rate. See Note 5 of the accompanying financial statements for additional information beginning on Page F-1 of this Form 10-K.
In conjunction with the HFOTCO acquisition, we acquired HFOTCO’s interest rate swaps. The swaps allow us to limit exposure to interest rate fluctuations. The swaps only apply to a portion of our outstanding debt and provide only partial mitigation of interest rate fluctuations. We have not designated the swaps as hedges, as such changes in the fair value of the swaps are recorded through current period earnings as a component of interest expense. At December 31, 2017, we had interest rate swaps with notional values of $491.1 million. At December 31, 2017, the fair value of our interest rate swaps was $1.2 million which was reported within "other current liabilities" and “other liabilities” in our condensed consolidated balance sheet. For the year ended December 31, 2017, we recognized realized and unrealized gains of $1.1 million related to interest rate swaps. The interest rate swaps have maturities through August 2019.

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
A 10% change in the average exchange rate during the years ended December 31, 2017 and 2016, would change operating income by $7.7 million and $6.0 million, respectively.
In the fourth quarter of 2017, we entered into foreign currency forwards to purchase Canadian dollars to limit exposure to foreign currency rate fluctuations for capital contributions to our Canadian operations. We have not designated the forwards as hedges, as such changes in the fair value of the forwards are recorded through current period earnings as a component of foreign currency translation gain/loss. At December 31, 2017, we had foreign currency forwards with notional values of $197.7 million. At December 31, 2017, the fair value of our foreign currency swaps was $2.6 million, which is reported within "other current assets" and "other assets" in our consolidated balance sheet. For the year ended December 31, 2017, we recognized unrealized gains of $2.8 million related to foreign currency forwards. The foreign currency forwards have maturities through June 2019.
A 1% increase in the USD/CAD foreign exchange rate would lead to a $4.6 million gain and in the event of a 1% decrease in the USD/CAD foreign exchange rate a $1.6 million loss based on the exchange rates at December 31, 2017.

Item 8. Financial Statements and Supplementary Data
The consolidated financial statements of the Company required to be included in this Form 10-K appear immediately following the signature page to this Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) are effective as of December 31, 2017. This conclusion is based on an evaluation conducted under the supervision and participation of our Chief Executive Officer and Chief Financial Officer along with our management. Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.
Our internal control over financial reporting as of December 31, 2017, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report that is included herein.
We acquired HFOTCO LLC ("HFOTCO") on July 17, 2017. We excluded HFOTCO from the scope of management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017. HFOTCO constituted less than 4% of our total revenues for 2017 and approximately 37% of our total assets as of December 31, 2017.

Changes in Internal Control over Financial Reporting
On July 17, 2017, we closed on the acquisition of HFOTCO. We are in the process of assessing and, to the extent necessary, making changes to the internal control over financial reporting at HFOTCO to conform such internal control to that used in our other segments. Based on the information presently available to management, we do not believe such changes will adversely impact our internal control over financial reporting. Subject to the foregoing, there were no changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended December 31, 2017, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item concerning our directors and corporate governance matters is incorporated by reference to the information in the sections entitled “PROPOSAL 1 – ELECTION OF DIRECTORS” and “CORPORATE GOVERNANCE,” respectively, of our Proxy Statement for the 2018 Annual Meeting of Stockholders (the “Proxy Statement”). The information required by this item with respect to the Section 16 ownership reports is incorporated by reference to the section entitled “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Proxy Statement. The information required by this item with respect to our executive officers is included in Part I of this Form 10-K under the section entitled “Executive Officers of the Registrant.” A copy of our Code of Business Conduct and Ethics is posted on our website at www.semgroupcorp.com.

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
2.1
Purchase and Sale Agreement by and among SemGroup Corporation, Beachhead I LLC, Beachhead II LLC, Buffalo Investor I, LP and Buffalo Investor II, LP, dated as of June 5, 2017 (filed as Exhibit 2.1 to our current report on Form 8-K dated June 5, 2017, filed June 6, 2017).

2.2
Agreement and Plan of Merger dated as of May 30, 2016, by and among SemGroup Corporation, PBMS, LLC, Rose Rock Midstream, L.P. and Rose Rock Midstream GP, LLC (filed as Exhibit 2.1 to our current report on Form 8-K dated May 30, 2016, filed May 31, 2016).

3.1
Amended and Restated Certificate of Incorporation, dated as of November 30, 2009, as amended, of SemGroup Corporation (filed as Exhibit 3 to our quarterly report on Form 10-Q for the quarter ended June 30, 2017, filed August 7, 2017).

3.2
Amended and Restated Bylaws, dated as of November 3, 2017, of SemGroup Corporation (filed as Exhibit 3 to our quarterly report on Form 10-Q for the quarter ended September 30, 2017, filed November 9, 2017).

3.3
Certificate of Designations of Series A Cumulative Perpetual Convertible Preferred Stock of SemGroup Corporation, filed with the Secretary of State of the State of Delaware on January 19, 2018 (including form of stock certificate for our Series A Cumulative Perpetual Convertible Preferred Stock attached as Exhibit A thereto) (filed as Exhibit 3.1 to our current report on Form 8-K dated January 16, 2018, filed January 19, 2018).

4.1	Form of stock certificate for our Class A Common Stock, par value $0.01 per share (filed as Exhibit 4.1 to our registration statement on Form 10, File No. 001-34736 (the “Form 10”)).
4.2	Form of stock certificate for our Class B Common Stock, par value $0.01 per share (filed as Exhibit 4.2 to the Form 10).
4.3
Indenture (and form of 5.625% Senior Note due 2022 attached as Exhibit A thereto), dated as of July 2, 2014, by and among Rose Rock Midstream, L.P., Rose Rock Finance Corporation, the Guarantors party thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to Rose Rock Midstream, L.P.'s current report on Form 8-K dated June 27, 2014, filed July 2, 2014).

4.4
Indenture (and form of 5.625% Senior Note due 2023 attached as Exhibit A thereto), dated as of May 14, 2015, by and among Rose Rock Midstream, L.P., Rose Rock Finance Corporation, the Guarantors party thereto and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to Rose Rock Midstream, L.P.'s current report on Form 8-K dated May 14, 2015, filed May 18, 2015).

4.5
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

4.6
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
4.7
Indenture (and form of 6.375% Senior Note due 2025 attached as Exhibit A thereto), dated as of March 15, 2017, by and among SemGroup Corporation, certain of its wholly-owned subsidiaries, as guarantors, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to our current report on Form 8-K dated March 15, 2017, filed March 21, 2017).

4.8
Registration Rights Agreement, dated as of March 15, 2017, by and among SemGroup Corporation, certain of its wholly owned subsidiaries and Credit Suisse Securities (USA) LLC, as representative of the Initial Purchasers (as defined therein) (filed as Exhibit 4.2 to our current report on Form 8-K dated March 15, 2017, filed March 21, 2017).

4.9
Indenture (and form of 7.25% Senior Note due 2026 attached as Exhibit A thereto), dated as of September 20, 2017, by and among SemGroup Corporation, certain of its wholly owned subsidiaries, as guarantors, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to our current report on Form 8-K dated September 20, 2017, filed September 21, 2017).

4.10
Registration Rights Agreement, dated as of September 20, 2017, by and among SemGroup Corporation, certain of its wholly owned subsidiaries and Credit Suisse Securities (USA) LLC, as representative of the Initial Purchasers (as defined therein) (filed as Exhibit 4.2 to our current report on Form 8-K dated September 20, 2017, filed September 21, 2017).

4.11
Amended and Restated Bond Indenture, dated as of August 19, 2014, between Harris County Industrial Development Corporation and The Bank of New York Mellon Trust Company, National Association, as trustee, relating to $75 million Series 2010 Marine Terminal Revenue Bonds (filed as Exhibit 4.1 to our current report on Form 8-K dated July 17, 2017, filed July 17, 2017).

4.12
Amended and Restated Bond Indenture, dated as of August 19, 2014, between Harris County Industrial Development Corporation and The Bank of New York Mellon Trust Company, National Association, as trustee, relating to $50 million Series 2011 Marine Terminal Revenue Bonds (filed as Exhibit 4.2 to our current report on Form 8-K dated July 17, 2017, filed July 17, 2017).

4.13
Amended and Restated Bond Indenture, dated as of August 19, 2014, between Harris County Industrial Development Corporation and The Bank of New York Mellon Trust Company, National Association, as trustee, relating to $100 million Series 2012 Marine Terminal Revenue Bonds (filed as Exhibit 4.3 to our current report on Form 8-K dated July 17, 2017, filed July 17, 2017).

4.14
Continuing Covenant Agreement, dated as of August 19, 2014, between HFOTCO LLC, as obligor, Buffalo Gulf Coast Terminals LLC, as the parent, Bank of America, N.A., as administrative agent and collateral agent, and the bondholders party thereto (filed as Exhibit 4.4 to our current report on Form 8-K dated July 17, 2017, filed July 17, 2017).

4.15
Consent and Amendment to Continuing Covenant Agreement, dated as of June 5, 2017, between HFOTCO LLC, as obligor, Buffalo Gulf Coast Terminals LLC, as the parent, Bank of America, N.A., as administrative agent and collateral agent, and the bondholders party thereto (filed as Exhibit 4.5 to our current report on Form 8-K dated July 17, 2017, filed July 17, 2017).

4.16
Loan Agreement, dated as of November 1, 2010, by and between HFOTCO LLC and Harris County Industrial Development Corporation, relating to $75 million Series 2010 Marine Terminal Revenue Bonds (filed as Exhibit 4.6 to our current report on Form 8-K dated July 17, 2017, filed July 17, 2017).

4.17
Loan Agreement, dated as of December 1, 2011, by and between HFOTCO LLC and Harris County Industrial Development Corporation, relating to $50 million Series 2011 Marine Terminal Revenue Bonds (filed as Exhibit 4.7 to our current report on Form 8-K dated July 17, 2017, filed July 17, 2017).

4.18
Loan Agreement, dated as of October 1, 2012, by and between HFOTCO LLC and Harris County Industrial Development Corporation, relating to $100 million Series 2012 Marine Terminal Revenue Bonds (filed as Exhibit 4.8 to our current report on Form 8-K dated July 17, 2017, filed July 17, 2017).

4.19
First Amendment to Loan Agreement, dated as of August 19, 2014, by and between HFOTCO LLC and Harris County Industrial Development Corporation, relating to $75 million Series 2010 Marine Terminal Revenue Bonds (filed as Exhibit 4.9 to our current report on Form 8-K dated July 17, 2017, filed July 17, 2017).

4.20
First Amendment to Loan Agreement, dated as of August 19, 2014, by and between HFOTCO LLC and Harris County Industrial Development Corporation, relating to $50 million Series 2011 Marine Terminal Revenue Bonds (filed as Exhibit 4.10 to our current report on Form 8-K dated July 17, 2017, filed July 17, 2017).

Exhibit Number	Description
4.21
First Amendment to Loan Agreement, dated as of August 19, 2014, by and between HFOTCO LLC and Harris County Industrial Development Corporation, relating to $100 million Series 2012 Marine Terminal Revenue Bonds (filed as Exhibit 4.11 to our current report on Form 8-K dated July 17, 2017, filed July 17, 2017).

4.22
Registration Rights Agreement by and among SemGroup Corporation, Buffalo Investor I, LP and Buffalo Investor II, LP dated as of July 17, 2017 (filed as Exhibit 10.1 to our current report on Form 8-K dated July 17, 2017, filed July 17, 2017).

10.1
Amended and Restated Credit Agreement, dated as of September 30, 2016, by and among SemGroup Corporation, as borrower, the guarantors named therein, the lenders named therein, and Wells Fargo Bank, National Association, as administrative agent (filed as Exhibit 10.1 to our current report on Form 8-K dated September 30, 2016, filed September 30, 2016).

10.2
First Amendment to Amended and Restated Credit Agreement, dated as of April 4, 2017, to the Amended and Restated Credit Agreement, dated as of September 30, 2016, entered into by and among others, SemGroup Corporation, as borrower, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (filed as Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended March 31, 2017, filed May 5, 2017).

10.3
Second Amendment to Amended and Restated Credit Agreement, dated as of February 20, 2018, by and among SemGroup Corporation, as borrower, the guarantors named therein, the lenders named therein, and Wells Fargo Bank, National Association, as administrative agent.

10.4
Credit Agreement, dated as of August 19, 2014, among Buffalo Gulf Coast Terminals LLC, as the parent, HFOTCO LLC, as the borrower, Morgan Stanley Senior Funding, Inc. as administrative agent, Bank of America, N.A., as collateral agent, and the lenders party thereto (filed as Exhibit 10.2 to our current report on Form 8-K dated July 17, 2017, filed July 17, 2017).

10.5
Consent and Amendment No. 1 to Credit Agreement, dated as of June 14, 2017, among Buffalo Gulf Coast Terminals LLC, as the parent, HFOTCO LLC, as the borrower, Morgan Stanley Senior Funding, Inc. as administrative agent, Bank of America, N.A., as collateral agent, and the lenders party thereto (filed as Exhibit 10.3 to our current report on Form 8-K dated July 17, 2017, filed July 17, 2017).

10.6
Guarantee, Pledge and Security Agreement, dated as of July 17, 2017, by and among Buffalo Investor I, L.P., Buffalo Investor II, L.P., Beachhead Holdings LLC, Beachhead I LLC, Beachhead II, LLC and Buffalo Parent Gulf Coast Terminals, LLC (filed as Exhibit 10.3 to our quarterly report on Form 10-Q for the quarter ended September 30, 2017, filed November 9, 2017).

10.7
Equity Distribution Agreement, dated November 8, 2016, by and among SemGroup Corporation, Wells Fargo Securities, LLC, Citigroup Global Markets Inc., and SunTrust Robinson Humphrey, Inc. (filed as Exhibit 1.1 to our current report on Form 8-K dated November 8, 2016, filed November 8, 2016).

10.8
Securities Purchase Agreement, dated as of January  16, 2018, by and among SemGroup Corporation, WP SemGroup Holdings, L.P., Atlas Point Energy Infrastructure Fund, LLC and several affiliates of Tortoise Capital Advisors, L.L.C. (filed as Exhibit 10.1 to our current report on Form 8-K dated January 16, 2018, filed January 19, 2018).

10.9*
SemGroup Corporation Board of Directors Compensation Plan, effective June 1, 2016 (filed as Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2016, filed August 5, 2016).

10.10*	SemGroup Corporation Nonexecutive Directors’ Compensation Deferral Program (filed as Exhibit 10.7 to the Form 10).
10.11*	SemGroup Corporation Equity Incentive Plan, as amended and restated (filed as Annex A to our definitive proxy statement, filed April 13, 2016).
10.12*
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
10.14*
SemGroup Corporation Equity Incentive Plan Form of 2013-2015 Performance Share Unit Award Agreement for executive officers (filed as Exhibit 10.34 to our annual report on Form 10-K for the fiscal year ended December 31, 2012, filed March 1, 2013).

10.15*
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

10.17*
SemGroup Corporation Equity Incentive Plan Form of 2017 Performance Share Unit Award Agreement for executive officers and employees in the United States (filed as Exhibit 10.12 to our annual report on Form 10-K for the fiscal year ended December 31, 2016, filed February 24, 2017).

10.18*
Employment Agreement dated as of March 6, 2014, by and among SemManagement, L.L.C., SemGroup Corporation, Rose Rock Midstream GP, LLC and Carlin G. Conner (filed as Exhibit 10.2 to our current report on Form 8-K dated March 6, 2014, filed March 12, 2014).

10.19*	Form of Severance Agreement between SemGroup Corporation and each of its executive officers other than Carlin G. Conner.
10.20*
Agreement, Waiver, and Release, dated as of August 2, 2017, by and among SemManagement L.L.C., and Candice L. Cheeseman (filed as Exhibit 10.4 to our quarterly report on Form 10-Q for the quarter ended September 30, 2017, filed November 9, 2017).

10.21*	SemGroup Corporation Short-Term Incentive Program (filed as Exhibit 10.1 to our current report on Form 8-K dated February 24, 2011, filed March 2, 2011).
10.22*	SemGroup Employee Stock Purchase Plan (filed as Appendix A to our definitive proxy statement, filed April 19, 2013).
21	Subsidiaries of SemGroup Corporation.
23.1	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP
23.2	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP
23.3	Consent of Independent Registered Public Accounting Firm - BDO USA, LLP.
23.4	Consent of Independent Auditors - BDO USA, LLP.
31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Carlin G. Conner, Chief Executive Officer.
31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.
32.1	Section 1350 Certification of Carlin G. Conner, Chief Executive Officer.
32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.
99.1	White Cliffs Pipeline, L.L.C. financial statements presented pursuant to Rule 3-09 of Regulation S-X.
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2017 and 2016, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015, (iii) the Consolidated Statements of Changes in Owners’ Equity for the years ended December 31, 2017, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, and (v) the Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMGROUP CORPORATION
February 26, 2018
	By:	/s/ Robert N. Fitzgerald
Robert N. Fitzgerald
Senior Vice President and
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Carlin G. Conner	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2018
Carlin G. Conner

/s/ Robert N. Fitzgerald	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2018
Robert N. Fitzgerald

/s/ Thomas D. Sell	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 26, 2018
Thomas D. Sell

/s/ Thomas R. McDaniel	Chairman of the Board and Director	February 26, 2018
Thomas R. McDaniel

/s/ Ronald A. Ballschmiede	Director	February 26, 2018
Ronald A. Ballschmiede

/s/ Sarah M. Barpoulis	Director	February 26, 2018
Sarah M. Barpoulis

/s/ Karl F. Kurz	Director	February 26, 2018
Karl F. Kurz

/s/ James H. Lytal	Director	February 26, 2018
James H. Lytal

/s/ William J. McAdam	Director	February 26, 2018
William J. McAdam

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
SemGroup Corporation
Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of SemGroup Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017, the related consolidated statements of operations and comprehensive income (loss), changes in owner’ equity, and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2018 expressed an unqualified opinion.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2017.

Tulsa, Oklahoma
February 26, 2018

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
SemGroup Corporation
Tulsa, Oklahoma

We have audited the accompanying consolidated balance sheet of SemGroup Corporation (the “Company”) as of December 31, 2016, and the related consolidated statements of operations and comprehensive income (loss), changes in owners’ equity, and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SemGroup Corporation at December 31, 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
Dallas, Texas
February 24, 2017

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
SemGroup Corporation

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of SemGroup Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated February 26, 2018 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of HFOTCO LLC, a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 37 and 4 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017. As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”), HFOTCO LLC was acquired during 2017. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of HFOTCO LLC.
Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ GRANT THORNTON LLP

Tulsa, Oklahoma
February 26, 2018

SEMGROUP CORPORATION
Consolidated Balance Sheets
(In thousands, except par value)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$93,699	$74,216
Accounts receivable (net of allowance of $2,628 and $2,322, respectively)	653,484	418,339
Receivable from affiliates	1,691	25,455
Inventories	101,665	99,234
Current assets held for sale	38,063	—
Other current assets	14,297	18,630
Total current assets	902,899	635,874
Property, plant and equipment (net of accumulated depreciation of $444,842 and $393,635, respectively)	3,315,131	1,762,072
Equity method investments	285,281	434,289
Goodwill	257,302	34,230
Other intangible assets (net of accumulated amortization of $56,409 and $39,018, respectively)	398,643	150,978
Other noncurrent assets, net	132,600	57,529
Noncurrent assets held for sale	84,961	—
Total assets	$5,376,817	$3,074,972
LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$587,898	$367,307
Payable to affiliates	6,971	26,508
Accrued liabilities	131,407	81,104
Deferred revenue	7,518	10,571
Current liabilities held for sale	23,847	—
Other current liabilities	3,395	2,839
Current portion of long-term debt	5,525	26
Total current liabilities	766,561	488,355
Long-term debt	2,853,095	1,050,918
Deferred income taxes	46,585	64,501
Other noncurrent liabilities	38,495	25,233
Noncurrent liabilities held for sale	13,716	—
Commitments and contingencies (Note 15)
SemGroup Corporation owners’ equity:
Preferred stock, $0.01 par value (authorized - 4,000 shares; issued - none)	—	—
Common stock, $0.01 par value (authorized - 100,000 shares; issued - 79,708 and 67,079 shares, respectively)	786	659
Additional paid-in capital	1,770,117	1,561,695
Treasury stock, at cost (1,024 and 980 shares, respectively)	(8,031)	(6,558)
Accumulated deficit	(50,706)	(35,917)
Accumulated other comprehensive loss	(53,801)	(73,914)
Total owners’ equity	1,658,365	1,445,965
Total liabilities and owners’ equity	$5,376,817	$3,074,972
The accompanying notes are an integral part of these consolidated financial statements.

SEMGROUP CORPORATION
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Product	$1,621,918	$1,009,409	$1,118,886
Service	391,266	265,030	259,542
Lease	5,843	—	—
Other	62,890	57,725	76,666
Total revenues	2,081,917	1,332,164	1,455,094
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	1,514,891	873,431	979,549
Operating	254,764	212,099	224,443
General and administrative	110,373	83,908	97,366
Depreciation and amortization	158,421	98,804	100,882
Loss on disposal or impairment, net (Note 4)	13,333	16,048	11,472
Total expenses	2,051,782	1,284,290	1,413,712
Earnings from equity method investments	67,331	73,757	81,386
Gain (loss) on issuance of common units by equity method investee	—	(41)	6,385
Operating income	97,466	121,590	129,153
Other expenses (income):
Interest expense	103,009	62,650	69,675
Loss on early extinguishment of debt	19,930	—	—
Foreign currency transaction loss (gain)	(4,709)	4,759	(1,067)
Loss (gain) on sale or impairment of non-operated equity method investment	—	30,644	(14,517)
Other income, net	(1,226)	(994)	(1,284)
Total other expenses, net	117,004	97,059	52,807
Income (loss) from continuing operations before income taxes	(19,538)	24,531	76,346
Income tax expense (benefit)	(2,388)	11,268	33,530
Income (loss) from continuing operations	(17,150)	13,263	42,816
Loss from discontinued operations, net of income taxes	—	(1)	(4)
Net income (loss)	(17,150)	13,262	42,812
Less: net income attributable to noncontrolling interests	—	11,167	12,492
Net income (loss) attributable to SemGroup	$(17,150)	$2,095	$30,320
Net income (loss)	$(17,150)	$13,262	$42,812
Other comprehensive income (loss), net of income taxes
Currency translation adjustments, net of income taxes	20,411	(14,224)	(32,142)
Other, net of income taxes	(298)	(1,128)	721
Total other comprehensive income (loss)	20,113	(15,352)	(31,421)
Comprehensive income (loss)	2,963	(2,090)	11,391
Less: comprehensive income attributable to noncontrolling interests	—	11,167	12,492
Comprehensive income (loss) attributable to SemGroup	$2,963	$(13,257)	$(1,101)
Net income (loss) attributable to SemGroup per common share (Note 17):
Basic	$(0.24)	$0.04	$0.69
Diluted	$(0.24)	$0.04	$0.69
The accompanying notes are an integral part of these consolidated financial statements.

SEMGROUP CORPORATION
Consolidated Statements of Changes in Owners’ Equity
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Owners’ Equity
Balance at December 31, 2014	$436	$1,245,877	$(1,332)	$(68,332)	$(27,141)	$69,929	$1,219,437
Net income	—	—	—	30,320	—	12,492	42,812
Other comprehensive loss, net of income taxes	—	—	—	—	(31,421)	—	(31,421)
Distributions to noncontrolling interests	—	—	—	—	—	(40,410)	(40,410)
Dividends paid	—	(69,514)	—	—	—	—	(69,514)
Unvested dividend equivalent rights	—	(351)	—	—	—	(203)	(554)
Non-cash equity compensation	—	9,051	—	—	—	1,354	10,405
Issuance of common stock under compensation plans	3	1,512	—	—	—	—	1,515
Repurchase of common stock	—	—	(4,261)	—	—	—	(4,261)
Rose Rock equity issuance	—	—	—	—	—	89,119	89,119
Transfer of WOT and Glass Mountain to Rose Rock	—	30,680	—	—	—	(51,452)	(20,772)
Balance at December 31, 2015	439	1,217,255	(5,593)	(38,012)	(58,562)	80,829	1,196,356
Net income	—	—	—	2,095	—	11,167	13,262
Other comprehensive loss, net of income taxes	—	—	—	—	(15,352)	—	(15,352)
Issuance of common stock	86	228,460	—	—	—	—	228,546
Acquisition of Rose Rock's noncontrolling interest	133	198,381	—	—	—	(61,122)	137,392
Distributions to noncontrolling interests	—	—	—	—	—	(32,133)	(32,133)
Dividends paid	—	(92,910)	—	—	—	—	(92,910)
Unvested dividend equivalent rights	—	521	—	—	—	66	587
Non-cash equity compensation	—	8,752	—	—	—	1,193	9,945
Issuance of common stock under compensation plans	1	1,236	—	—	—	—	1,237
Repurchase of common stock	—	—	(965)	—	—	—	(965)
Balance at December 31, 2016	659	1,561,695	(6,558)	(35,917)	(73,914)	—	1,445,965
Adoption of ASU 2016-09 and other	—	(2,073)	—	2,361	—	—	288
Net loss	—	—	—	(17,150)	—	—	(17,150)
Other comprehensive income, net of income taxes	—	—	—	—	20,113	—	20,113
Dividends paid	—	(129,925)	—	—	—	—	(129,925)
Unvested dividend equivalent rights	—	(1,033)	—	—	—	—	(1,033)
Non-cash equity compensation	—	10,066	—	—	—	—	10,066
Issuance of common stock	124	330,217	—	—	—	—	330,341
Issuance of common stock under compensation plans	3	1,170	—	—	—	—	1,173
Repurchase of common stock	—	—	(1,473)	—	—	—	(1,473)
Balance at December 31, 2017	$786	$1,770,117	$(8,031)	$(50,706)	$(53,801)	$—	$1,658,365
 The accompanying notes are an integral part of these consolidated financial statements.

SEMGROUP CORPORATION
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$(17,150)	$13,262	$42,812
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	158,421	98,804	100,882
Loss on disposal or impairment, net	13,333	16,048	11,472
Earnings from equity method investments	(67,331)	(73,757)	(81,386)
Loss (gain) on issuance of common units by equity method investee	—	41	(6,385)
Loss (gain) on sale or impairment of non-operated equity method investee	—	30,644	(14,517)
Distributions from equity method investments	66,748	76,442	95,429
Amortization of debt issuance costs	6,221	7,561	5,102
Loss on early extinguishment of debt	19,930	—	—
Deferred tax expense (benefit)	(9,829)	8,447	29,197
Non-cash equity compensation	10,253	10,216	10,617
Provision for uncollectible accounts receivable, net of recoveries	165	(527)	208
Gain on pension curtailment	(3,008)	—	—
Inventory valuation adjustment	455	—	2,590
Currency (gain) loss	(4,709)	4,759	(1,067)
Changes in operating assets and liabilities (Note 21)	(33,023)	(21,966)	(13,192)
Net cash provided by operating activities	140,476	169,974	181,762
Cash flows from investing activities:
Capital expenditures	(462,713)	(312,456)	(479,530)
Proceeds from sale of equity method investment and other long-lived assets	314,821	151	3,688
Contributions to equity method investments	(26,444)	(4,188)	(46,730)
Payments to acquire business, net of cash acquired	(294,239)	—	—
Proceeds from sale of common units of equity method investee	—	60,483	56,318
Distributions from equity method investments in excess of equity in earnings	28,774	27,726	24,113
Net cash used in investing activities	(439,801)	(228,284)	(442,141)
Cash flows from financing activities:
Debt issuance costs	(11,116)	(7,728)	(6,289)
Borrowings on credit facilities and issuance of senior unsecured notes	1,525,377	382,500	867,208
Principal payments on credit facilities and other obligations	(1,052,428)	(396,890)	(560,049)
Debt extinguishment costs	(16,293)	—	—
Distributions to noncontrolling interests	—	(32,133)	(40,410)
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(1,473)	(965)	(4,261)
Dividends paid	(129,925)	(92,910)	(69,514)
Proceeds from issuance of common stock under employee stock purchase plan	1,114	1,010	1,223
Proceeds from issuance of common shares, net of offering costs	—	223,025	—
Rose Rock equity issuance	—	—	89,119
Net cash provided by financing activities	315,256	75,909	277,027
Effect of exchange rate changes on cash and cash equivalents	3,552	(1,479)	850
Change in cash and cash equivalents	19,483	16,120	17,498
Cash and cash equivalents at beginning of period	74,216	58,096	40,598
Cash and cash equivalents at end of period	$93,699	$74,216	$58,096
The accompanying notes are an integral part of these consolidated financial statements.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

1.	OVERVIEW
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
At December 31, 2017, our reportable segments include the following:

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

•	a crude oil trucking fleet of over 215 transport trucks and 210 trailers;

•	Maurepas Pipeline, consisting of three pipelines, with an approximate total of 106 miles, that service refineries in the Gulf Coast region (the “Maurepas Pipeline”); and

•	a 51% ownership interest in White Cliffs, which owns crude oil pipelines that transport crude oil from Platteville, Colorado to Cushing, Oklahoma (the "White Cliffs Pipeline").

•
Crude Facilities, which operates crude oil storage and terminal businesses in Cushing, Oklahoma and a crude oil truck unloading facility in Platteville, Colorado that connects to the origination point of the White Cliffs Pipeline.

•	Crude Supply and Logistics, which operates a crude oil marketing business utilizing our Crude Transportation and Crude Facilities assets for marketing purposes.

•	HFOTCO, acquired in July 2017, which operates a large terminal facility located on the U.S. Gulf Coast. HFOTCO’s assets include:

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

Additionally, we own an 11.78% interest in the general partner of NGL Energy Partners LP ("NGL Energy") (NYSE: NGL), certain refined products and crude oil storage assets in the United Kingdom ("U.K.") and certain liquid asphalt terminalling and modification facilities in Mexico, all of which are reported within Corporate and Other. See Note 6 for discussion of the disposal of Glass Mountain Pipeline ("Glass Mountain") on December 22, 2017. See Note 4 for discussion of held for sale status of the U.K. business and Mexican asphalt business.

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

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements
2.    CONSOLIDATION AND BASIS OF PRESENTATION, Continued

Proportionally consolidated assets
Our SemCAMS segment owns undivided interests in certain natural gas gathering and processing assets, for which we record only our proportionate share of the assets on the consolidated balance sheets. The net book value of the property, plant and equipment recorded by us associated with these undivided interests is approximately $416.1 million at December 31, 2017. We serve as operator of these facilities and incur the costs of operating the facilities (recorded as operating expenses in the consolidated statements of operations) and charge the other owners, which are also customers, for their proportionate share of the costs (recorded as other revenue in the consolidated statements of operations).
Equity method investments
We own a 51% interest in White Cliffs, which we account for under the equity method as the other owners have substantive rights to participate in its management.
We own an 11.78% interest in the general partner of NGL Energy which we account for under the equity method.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
USE OF ESTIMATES—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Our significant estimates include, but are not limited to: (1) allowances for doubtful accounts receivable; (2) estimated useful lives of assets, which impact depreciation and amortization; (3) estimated fair values used in impairment tests; (4) fair values of derivative instruments; (5) valuation allowances for deferred tax assets; and (6) accrual and disclosure of contingent losses. Although management believes these estimates are reasonable, actual results could differ materially from these estimates.
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
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which introduces new guidance for estimating credit losses on certain types of financial instruments based on expected losses and the timing of the recognition of such losses. For public entities, this ASU is effective for annual periods beginning after December 15, 2019, and interim periods within those years and early adoption is permitted in the year prior to the effective date. We will adopt this guidance in the first quarter of 2020. The impact is not expected to be material.
INVENTORIES—Inventories primarily consist of crude oil and asphalt. Inventories are valued at the lower of cost or net realizable value, with cost generally determined using the weighted-average method. The cost of inventory includes applicable transportation costs.
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
GOODWILL—We test goodwill for impairment on an annual basis, or more often if circumstances warrant, by estimating the fair value of the reporting unit to which the goodwill relates and comparing this fair value to the net book value of the reporting unit. If fair value is less than net book value, we reduce the book value accordingly and record a corresponding impairment loss. Our policy is to test goodwill for impairment on October 1 of each year.
In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which removes Step 2 from the goodwill impairment test. Under the amended guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. We adopted this guidance in the third quarter of 2017 in conjunction with the impairment test of our Field Services business unit. See Note 11 for information related to the impairment of Field Services goodwill and intangible assets.
FINITE-LIVED INTANGIBLE ASSETS—Finite-lived intangible assets are stated at cost, net of accumulated amortization, which is recorded on a straight-line or accelerated basis over the life of the asset. We review amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such a review should indicate that the carrying amount of amortizable intangible assets is not recoverable, we reduce the carrying amount of such assets to fair value.
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
Capitalized loan fees related to our revolving credit facility are presented as other noncurrent assets.
COMMODITY DERIVATIVE INSTRUMENTS—We generally record the fair value of commodity derivative instruments on the consolidated balance sheets and the change in fair value as an increase or decrease to product revenue.
As shown in Note 12, the fair value of commodity derivatives at December 31, 2017 and 2016 are recorded to other current assets or other current liabilities on the consolidated balance sheets. Related margin deposits are recorded to other current assets or other current liabilities on the consolidated balance sheets. Margin deposits are not generally netted against derivative assets or liabilities.
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
REVENUE RECOGNITION—Sales of product, as well as gathering and marketing revenues, are recognized at the time title to the product transfers to the purchaser, which typically occurs upon receipt of the product by the purchaser. Terminal and storage revenues are recognized at the time the service is performed. Revenue for the transportation of product is recognized upon delivery of the product to its destination. Certain revenue transactions are reported on a net basis, including certain buy/sell transactions (see “Purchases and Sales of Inventory with the Same Counterparty”). Other revenue primarily represents operating cost recovery from working interest owners, who are also customers, in certain processing plants and is recorded when earned in accordance with the terms of related agreements. Taxes collected from customers and remitted to governmental authorities are recorded on a net basis (excluded from revenue).
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, as amended, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard permits using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We will use a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption, January 1, 2018.
We have identified certain areas of impact including:

•
We have certain natural gas gathering and processing agreements for which we provide gathering and processing services to the producer and market the gas to third-parties. Historically, we have accounted for these transactions as purchases at the wellhead and recorded the service fees as a reduction of cost of sales. Under ASU 2014-09, we expect some of these agreements to be treated as purchases at the wellhead and some to be treated as services with a purchase at the processing plant tailgate, depending on when we obtain control of the product. This change will not impact gross margin but will lead to higher revenue and cost of sales for transactions where control is deemed to pass at the plant tailgate.

•
In addition, certain contractual arrangements include “take-or-pay” provisions. The fixed fees to which we have an unconditional right under these contracts could be subject to certain recognition changes. Under our current policies, revenues related to certain “take-or-pay” deficiency payments received from customers are deferred until the contractual right to make up volumetric deficiencies has expired. Under ASU 2014-09, these revenues will be recognized when make up of the volumetric deficiencies is no longer considered

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

probable. Deferred revenues related to these agreements at December 31, 2017, which will then be recognized through retained earnings at adoption, is not material.

•
Approximately $10.0 million of incremental costs of obtaining contracts, which was expensed in prior periods, will be capitalized through an adjustment to retained earnings. These costs will be amortized over approximately 20 years to match the tenor of the underlying agreements.

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
In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. For public entities, this ASU is effective for annual periods beginning after December 15, 2018, and interim periods within those years and early adoption is permitted in the year prior to the effective date. We will adopt this guidance in the first quarter of 2019. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The impact is not expected to be material.

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
In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting”, to provide clarity and reduce diversity in practice in determining which changes to terms or conditions of a share-based payment award require an entity to apply modification accounting under Accounting Standards Codification Topic 718. For public entities, this ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those years. We will adopt this guidance in the first quarter of 2018. The impact is not expected to be material.
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
OTHER RECENT ACCOUNTING PRONOUNCEMENTS—In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)”, to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The update addresses eight different transaction types and clarifies how to classify each in the statement of cash flows, where previously there was unclear or no specific guidance. For public entities, this ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those years and early adoption is permitted in the year prior to the effective date. We will adopt this guidance in the first quarter of 2018. The impact is not expected to be material.

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

4.	DISPOSALS OR IMPAIRMENTS OF LONG-LIVED ASSETS
Year ended December 31, 2017
The following amounts are included in "loss on disposal or impairment, net" on our consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2017 (in thousands):

	Segment	Loss/(Gain)
Write-down of Mexican asphalt business to net realizable value	Corporate and Other	$13,511
Write-down U.K. operations to net realizable value	Corporate and Other	76,661
Sherman natural gas gathering and processing asset impairment	SemGas	30,985
Crude oil trucking goodwill impairment (Note 11)	Crude Transportation	26,628
Crude oil trucking intangible asset impairment (Note 11)	Crude Transportation	12,087
Gain on sale of Glass Mountain (Note 6)	Crude Transportation	(150,266)
Other		3,727
Loss on disposal or impairment, net		$13,333

On January 5, 2018, we entered into a definitive agreement to sell our Mexican asphalt business for $55 million in cash plus or minus non-cash working capital as of closing (subject to customary adjustments for capital expenditures). At December 31, 2017, the assets and liabilities of the Mexican asphalt business are reflected on the consolidated balance sheet as held for sale and have been written down to net realizable value by recording an impairment of $13.5 million, including the impact of a deferred foreign currency translation loss of $30.9 million. We expect the sale to close in the second quarter of 2018. The proceeds from the disposal will be used to repay debt. The Mexican asphalt business contributed a pre-tax loss of $8.2 million for the year-ended December 31, 2017, including the write-down to net realizable value. At December 31, 2017, the Mexican assets and liabilities held for sale included $29.4 million of property, plant and equipment, $34.9 million of current assets and $19.4 million of current liabilities.
On February 23, 2018, we entered into an agreement to sell our U.K. operations, SemLogistics, for an estimated $71.5 million. In addition to the sale price, the agreement provides for potential earnout payments to be made to SemGroup if certain revenue targets are met in the four years following close of the transaction. SemGroup intends to use proceeds from the sale toward its capital raise plan and to pre-fund capital growth projects. The sale is expected to close by the end of the third quarter of 2018.
At December 31, 2017, the assets and liabilities of our storage and terminalling business in the U.K. are reflected on the consolidated balance sheet as held for sale and have been written down to net realizable value by recording an impairment of $76.7 million, including the impact of a deferred foreign currency translation loss of $22.8 million. Net realizable value was estimated at $71.5 million less working capital adjustments and costs to sell. The U.K. business contributed a pre-tax loss of $73.0 million for the year-ended December 31, 2017, including the write-down to net realizable value. At December 31, 2017, the U.K. assets and liabilities held for sale included $136.8 million of property, plant and equipment, $3.1 million of current assets and $4.4 million of current liabilities.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

4.	DISPOSALS AND IMPAIRMENTS OF LONG-LIVED ASSETS, Continued

At December 31, 2017, we recorded a $31.0 million impairment of our Sherman, Texas natural gas gathering and processing assets of our SemGas segment. Evaluation of capital raising alternatives indicated that the carrying value of our Sherman, Texas assets might be in excess of fair value. We compared the forecasted undiscounted cash flows for the assets to the carrying value of the assets, which indicated that the carrying value of assets was impaired. We used an income approach based on a discounted cash flow model to estimate the fair value of the assets and recorded a non-cash impairment.
Impairments are based on unobservable inputs and considered to be Level 3 measurements. See Note 6 for discussion of the sale of our equity method investment in Glass Mountain. See Note 11 for discussion of impairment of goodwill and finite-lived intangible assets recorded by our Crude Transportation segment.
Year ended December 31, 2016
There were no significant disposals or impairments of long-lived assets during the year ended December 31, 2016. See Note 6 for discussion of our sale of NGL Energy limited partner units accounted for under the equity method. See Note 11 for discussion of goodwill impairment related to our SemGas segment.
Year ended December 31, 2015
During the year ended December 31, 2015, our SemGas segment sold certain non-core Kansas based gas gathering and compression assets for approximately $1.0 million, resulting in a pre-tax loss of approximately $1.7 million which is reported in "loss on disposal or impairment, net" in the consolidated statement of operations and comprehensive income (loss). See Note 6 for discussion of our sale of NGL Energy limited partner units accounted for under the equity method. See Note 11 for discussion of the goodwill impairment recorded by our Crude Transportation segment.

5.	ACQUISITIONS
Year ended December 31, 2017
On July 17, 2017, we acquired Houston Fuel Oil Terminal Company (“HFOTCO”), one of the largest oil terminals in the U.S., for a purchase price paid, or to be paid, in two payments. This acquisition establishes our position in the premier energy market, the Houston Ship Channel, and provides a strategic platform to refinery-facing growth. The first payment consisted of $297.8 million in cash funded from our revolving credit facility, the issuance of approximately 12.4 million shares of our Class A common stock and the assumption of existing HFOTCO debt of approximately $766 million. The second payment requires us to pay the sellers $600 million in cash, if paid on December 31, 2018 (the “Second Payment”). If paid prior to December 31, 2018, the amount payable will be discounted by 5% per annum. If not paid by December 31, 2018, the amount payable increases to $680 million and is due by December 31, 2019, or earlier if requested by the sellers. The Second Payment is reflected on the balance sheet as the present value of cash flows based on a weighted average of the expected timing of payment under various scenarios and using an 8% discount rate. The acquisition date fair value of the common shares issued is approximately $330 million, based on $26.68 per common share market price at issuance.
We have recorded the purchase price allocation as follows (in thousands):

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

5.	ACQUISITIONS, Continued

Assets acquired
Cash	$3,583
Accounts receivable	11,101
Other current assets	5,277
Property, plant and equipment	1,327,168
Intangible assets subject to amortization
Customer contracts	1,000
Customer relationships	260,000
Non-compete agreement	30,000
Goodwill	257,302
Other noncurrent assets	72,392
Total assets acquired	$1,967,823

Consideration
Cash	$297,822
Common shares	330,341
Second Payment	549,900
Liabilities assumed
Accounts payable and accrued liabilities	9,876
Current portion of long-term debt	5,500
Long-term debt	760,500
Other noncurrent liabilities	13,884
Total liabilities assumed	789,760
Total consideration	$1,967,823
Finite-lived intangibles are amortized over their estimated useful lives. The non-compete agreement is effective for two years from the acquisition date and will be amortized straight-line over the two-year period. Customer relationships are being amortized over 28.5 years on an accelerated basis which matches the incremental cash flow models used to value the intangible assets and in consideration of a historical customer attrition rate of 5%. Customer contracts are being amortized over three years on an accelerated basis. Goodwill primarily relates to the location of the business and potential for future growth. Goodwill is amortizable over 15 years for income tax purposes.
From the acquisition date through December 31, 2017, HFOTCO contributed $76.9 million of revenue and $2.4 million of net loss to our consolidated financial results. Our results for the year ended December 31, 2017, include $19.2 million of acquisition related expenses which are included in "general and administrative expenses" in our consolidated statement of operations and comprehensive income (loss). Included in the results of HFOTCO for the post acquisition period is a gain of $3.0 million related to the curtailment of HFOTCO’s defined benefit pension plan. Subsequent to the acquisition, SemGroup closed the plan to new members and stopped the accrual of future benefits under the plan to better align HFOTCO with SemGroup’s compensation strategy. Accordingly, the pension liability assumed at acquisition of $10.0 million was reduced to $7.0 million as of December 31, 2017.
Unaudited pro forma financial information for the periods disclosed below has been prepared as if the transaction occurred on January 1, 2016 (in thousands):

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

5.	ACQUISITIONS, Continued

	Pro forma (unaudited)
	Year Ended December 31,
	2017	2016
Revenue	$2,168,747	$1,491,142
Net loss	$(22,649)	$(23,011)
Basic and diluted loss per share attributable to SemGroup	$(0.29)	$(0.54)
These pro forma amounts have been calculated after applying our accounting policies and adjusting the results of HFOTCO to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant, and equipment, and intangible assets had been applied from January 1, 2016. Additionally, incremental interest expense has been added related to the Second Payment assuming an 8% interest rate and cash consideration paid assuming a 5.5% interest rate. The income tax impact of these adjustments has been included in pro forma net loss using our historical blended statutory rates of 37.8% and 37.7% for the years ended December 31, 2017 and 2016, respectively. This unaudited pro forma consolidated financial information is provided for illustrative purposes only and does not purport to represent what our actual results would have been if the acquisition had occurred on the date assumed, nor is it necessarily indicative of our future operating results. However, the pro forma adjustments reflected in this unaudited pro forma consolidated financial information are based on estimates and assumptions that we believe to be reasonable.
The assets and credit of the acquired entities and their holding companies, all of which are included in the HFOTCO segment, are not available to satisfy the debts and obligations of other SemGroup entities. HFOTCO is not a subsidiary guarantor of SemGroup’s senior unsecured notes or revolving credit facility.
Year ended December 31, 2016
On September 30, 2016, we completed the acquisition of the outstanding common limited partner interests of Rose Rock Midstream, L.P. ("Rose Rock") which we did not already own (the "Merger"). We issued 13.1 million common shares as consideration and recorded a reduction to equity for $5.3 million of fees associated with the issuance. In addition, we recorded a reduction to our deferred tax liabilities and offsetting increase to additional paid-in capital of $143.3 million associated with the transaction. This non-cash adjustment represents the deferred tax impact of the difference between the book value of the noncontrolling interests acquired and the tax basis which is stepped-up to the fair market value of the consideration which includes the common shares issued and the assumption of liabilities associated with the noncontrolling interests.
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

6.	EQUITY METHOD INVESTMENTS
Our equity method investments consist of the following (in thousands):

	December 31,
	2017	2016
White Cliffs	$266,362	$281,734
Glass Mountain	—	133,622
NGL Energy	18,919	18,933
Total equity method investments	$285,281	$434,289

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

6.	EQUITY METHOD INVESTMENTS, Continued

Our earnings from equity method investments consist of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
White Cliffs	$59,851	$69,007	$70,238
Glass Mountain	7,494	2,562	6,117
NGL Energy(1)	(14)	2,188	5,031
Total earnings from equity method investments	$67,331	$73,757	$81,386
(1) Excluding a loss on issuance of common units of $41.0 thousand for the year ended December 31, 2016, and a gain on the issuance of common units of $6.4 million for the year ended December 31, 2015.
Cash distributions received from equity method investments consist of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
White Cliffs	$77,511	$88,839	$86,845
Glass Mountain	18,011	10,456	13,623
NGL Energy	—	4,873	19,074
Total cash distributions received from equity method investments	$95,522	$104,168	$119,542
White Cliffs
We own a 51% interest in White Cliffs, which we account for under the equity method. The equity in earnings of White Cliffs for the years ended December 31, 2017, 2016 and 2015 reported in our consolidated statements of operations and comprehensive income (loss) is less than 51% of the net income of White Cliffs for the same period. This is primarily due to certain general and administrative expenses we incur in managing the operations of White Cliffs that the other members are not obligated to share. In addition, our equity in earnings is also impacted by the elimination of revenue on the sale of inventory to White Cliffs. Revenue related to inventory transactions with White Cliffs is deferred until a sale of the inventory has been made with a third party.
The members of White Cliffs are required to contribute capital to White Cliffs to fund various projects. For the years ended December 31, 2017, 2016 and 2015, we contributed $1.4 million, $2.2 million and $42.8 million, respectively, to White Cliffs capital projects.
Our membership interest in White Cliffs is significant as defined by Securities and Exchange Commission’s Regulation S-X Rule 1-02(w). Accordingly, as required by Regulation S-X Rule 3-09, we have included the audited financial statements of White Cliffs as of December 31, 2017 and 2016 and for each of the three years in the period ended December 31, 2017 as an exhibit to this Form 10-K.
Glass Mountain
On December 22, 2017, we completed the sale of our equity method investment in Glass Mountain for $300 million, subject to working capital and other adjustments. We recorded a pre-tax gain on disposal of $150.3 million, which was reported in "loss on disposal or impairment, net" in our consolidated statement of operations and comprehensive income (loss). Proceeds from the sale were used to repay borrowings on SemGroup's revolving credit facility.
NGL Energy
At December 31, 2017, we held an 11.78% interest in the general partner of NGL Energy which is being accounted for under the equity method in accordance with ASC 323-30-S99-1, as our ownership is in excess of the 3 to 5 percent interest which is generally considered to be more than minor.
The general partner of NGL Energy is not a publicly traded company. The information below pertains to our general partner interest, and previously held limited partner interest, in NGL Energy.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

6.	EQUITY METHOD INVESTMENTS, Continued

NGL Energy unit issuances and sales of NGL Energy units
During the year ended December 31, 2016, we sold our remaining 4,652,568 NGL Energy limited partner units for $13.00 per unit, or $60.5 million, and recorded a $9.1 million gain on disposal. During the year ended December 31, 2015, we sold 1,999,533 of our NGL Energy common units for $56.3 million, net of related costs of $0.5 million. We recorded a net gain of $14.5 million. Subsequent to these disposals, we no longer hold a limited partner interest in NGL Energy. Gains on disposal of NGL Energy limited partner units are included in "loss (gain) on sale or impairment of non-operated equity method investment" in our consolidated statements of operations and comprehensive income (loss).
During the years ended December 31, 2016 and 2015, our limited partnership interest was diluted in connection with NGL Energy common unit issuances. Accordingly, we recorded a non-cash loss of $41.0 thousand for the year ended December 31, 2016 and a non-cash gain of $6.4 million for the year ended December 31, 2015 related to these transactions, which are included in "gain (loss) on issuance of common units by equity method investee" in our consolidated statements of operations and comprehensive income (loss).
Other-than-temporary impairment of equity method investment in NGL Energy
During the year ended 2016, we recorded an impairment of $39.8 million to our investment in the limited partner units of NGL Energy subsequent to NGL Energy's April 21, 2016 announcement of a reduction in its quarterly distribution and lowering of financial performance guidance. These units were subsequently sold in the second quarter of 2016. The impairment was included in "loss (gain) on sale or impairment of non-operated equity method investment" in our consolidated statements of operations and comprehensive income (loss).

7.	SEGMENTS
As described in Note 1, our businesses are organized based on the nature and location of the services they provide. Certain summarized information related to our reportable segments is shown in the tables below. None of the operating segments have been aggregated. The results of HFOTCO, subsequent to the acquisition date, are shown as a separate segment below. Although Corporate and Other does not represent an operating segment, it is included in the tables below to reconcile segment information to that of the consolidated Company. Prior period segment disclosures have been recast to include the SemMexico and SemLogistics segments within Corporate and Other, as these businesses are no longer significant and are not expected to be significant in the future. Eliminations of transactions between segments are also included within Corporate and Other in the tables below.
During the fourth quarter of 2017, we changed our definition of segment profit to focus on the results of each segment exclusive of general and administrative costs and related overhead allocations. Segment Profit is defined as revenue, less cost of products sold (exclusive of depreciation and amortization) and operating expenses, plus equity earnings and is adjusted to remove unrealized gains and losses on commodity derivatives and to reflect equity earnings on an EBITDA basis. Reflecting equity earnings on an EBITDA basis is achieved by adjusting equity earnings to exclude our percentage of interest, taxes, depreciation and amortization from equity earnings for operated equity method investees. For our investment in NGL Energy, we exclude equity earnings and include cash distributions received. Prior period segment profit has been recast to be consistent with the revised definition.
The accounting policies of each segment are the same as the accounting policies of the consolidated Company. Transactions between segments are generally recorded based on prices negotiated between the segments.
Our results by segment are presented in the tables below (in thousands):

	Year Ended December 31,
	2017	2016	2015
Revenues:
Crude Transportation
External	$74,993	$64,853	$81,991
Intersegment	31,939	26,878	15,021
Crude Facilities
External	42,327	45,956	45,936
Intersegment	10,594	10,674	—

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

7.	SEGMENTS, Continued

Crude Supply and Logistics
External	1,299,343	716,570	716,784
HFOTCO
External	76,885	—	—
SemGas
External	222,048	208,042	231,569
Intersegment	11,170	10,928	20,605
SemCAMS
External	183,232	133,216	136,197
Corporate and Other
External	183,089	163,527	242,617
Intersegment	(53,703)	(48,480)	(35,626)
Total Revenues	$2,081,917	$1,332,164	$1,455,094

	Year Ended December 31,
	2017	2016	2015
Earnings from equity method investments:
Crude Transportation	$67,345	$71,569	$76,355
Corporate and Other (1)	(14)	2,147	11,416
Total earnings from equity method investments	$67,331	$73,716	$87,771
(1) Including gain (loss) on issuance of common units by equity method investee.

	Year Ended December 31,
	2017	2016	2015
Depreciation and amortization:
Crude Transportation	$35,953	$24,483	$35,500
Crude Facilities	8,113	7,781	5,829
Crude Supply and Logistics	400	185	159
HFOTCO	44,272	—	—
SemGas	37,059	36,170	31,803
SemCAMS	18,530	16,867	12,940
Corporate and Other	14,094	13,318	14,651
Total depreciation and amortization	$158,421	$98,804	$100,882

	Year Ended December 31,
	2017	2016	2015
Income tax expense (benefit):
HFOTCO	$362	$—	$—
SemCAMS	8,863	3,667	4,847
Corporate and other	(11,613)	7,601	28,683
Total income tax expense (benefit)	$(2,388)	$11,268	$33,530

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

7.	SEGMENTS, Continued

	Year Ended December 31,
	2017	2016	2015
Segment profit:
Crude Transportation	$133,505	$119,726	$125,120
Crude Facilities	41,967	47,039	37,351
Crude Supply and Logistics	(7,801)	24,003	30,899
HFOTCO	61,536	—	—
SemGas	67,805	66,530	73,422
SemCAMS	76,274	53,264	50,238
Corporate and Other	33,237	39,534	56,822
Total segment profit	$406,523	$350,096	$373,852

	Year Ended December 31,
	2017	2016	2015
Reconciliation of segment profit to net income (loss):
Total segment profit	$406,523	$350,096	$373,852
Less:
Adjustment to reflect equity earnings on an EBITDA basis	26,890	28,757	32,965
Net unrealized loss (gain) related to derivative instruments	40	989	2,014
General and administrative expense	110,373	83,908	97,366
Depreciation and amortization	158,421	98,804	100,882
Loss on disposal or impairment, net	13,333	16,048	11,472
Interest expense	103,009	62,650	69,675
Loss on early extinguishment of debt	19,930	—	—
Foreign currency transaction loss (gain)	(4,709)	4,759	(1,067)
Loss (gain) on sale or impairment of non-operated equity method investment	—	30,644	(14,517)
Other expense (income), net	(1,226)	(994)	(1,284)
Income tax expense (benefit)	(2,388)	11,268	33,530
Loss from discontinued operations	—	1	4
Net income (loss)	$(17,150)	$13,262	$42,812

	Year Ended December 31,
	2017	2016	2015
Additions to long-lived assets, including acquisitions and contributions to equity method investments:
Crude Transportation	$262,728	$230,139	$219,227
Crude Facilities	4,775	6,439	30,118
Crude Supply and Logistics	2,233	3,664	2,564
HFOTCO	2,019,482	—	—
SemGas	100,537	21,913	110,908
SemCAMS	113,263	34,506	142,368

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

7.	SEGMENTS, Continued

Corporate and Other	18,062	28,020	21,259
Total additions to long-lived assets	$2,521,080	$324,681	$526,444

		December 31,
		2017	2016
Total assets (excluding intersegment receivables):
Crude Transportation		$1,039,399	$1,042,327
Crude Facilities		153,953	156,907
Crude Supply and Logistics		674,684	484,475
HFOTCO		2,003,298	—
SemGas		714,777	683,952
SemCAMS		518,900	379,785
Corporate and Other		271,806	327,526
Total		$5,376,817	$3,074,972

		December 31,
		2017	2016
Equity investments:
Crude Transportation		$266,362	$415,356
Corporate and Other		18,919	18,933
Total equity investments		$285,281	$434,289

8.	INVENTORIES
Inventories consist of the following (in thousands):

	December 31,
	2017	2016
Crude oil	$101,665	$89,683
Asphalt and other	—	9,551
Total inventories	$101,665	$99,234

During the year ended December 31, 2017, our Crude Supply and Logistics segment recorded non-cash charges of $0.5 million to write-down crude oil inventory to the lower of cost or net realizable value. There were no inventory write-downs during the year ended December 31, 2016. Asphalt inventory of $15.6 million was classified as held for sale at December 31, 2017.

9.	OTHER ASSETS
Other current assets consist of the following (in thousands):

	December 31,
	2017	2016
Prepaid expenses	$8,746	$6,801
Deferred tax asset	—	2,244
Other	5,551	9,585
Total other current assets	$14,297	$18,630

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

9.	OTHER ASSETS, Continued

Other noncurrent assets consist of the following (in thousands):

	December 31,
	2017	2016
Capitalized loan fees	$8,774	$10,242
Net investment in direct financing lease	67,825	—
Deferred tax asset	33,792	43,431
Other	22,209	3,856
Total other noncurrent assets, net	$132,600	$57,529

Net investment in direct financing lease, included in the table above, relates to our HFOTCO segment's lease of certain land, tanks and a barge dock which are accounted for as a direct financing lease. The assets are leased through 2025. At December 31, 2017, minimum lease payments to be received for each of the five succeeding fiscal years and thereafter are as follows (in thousands):

For the year ending:
December 31, 2018	$12,833
December 31, 2019	12,837
December 31, 2020	12,841
December 31, 2021	12,845
December 31, 2022	12,849
Thereafter	31,068
Total minimum lease payments	$95,273

10.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following (in thousands):

	December 31,
	2017	2016
Land	$273,168	$90,337
Pipelines and related facilities	926,799	398,053
Storage and terminal facilities	1,111,001	279,506
Natural gas gathering and processing facilities	940,130	874,704
Linefill	25,747	25,804
Trucking equipment and other	45,162	45,417
Office property and equipment	63,052	61,146
Construction-in-progress	374,914	380,740
Property, plant and equipment, gross	3,759,973	2,155,707
Accumulated depreciation	(444,842)	(393,635)
Property, plant and equipment, net	$3,315,131	$1,762,072

Land in the table above includes $106.2 million and $76.8 million of rights-of-way at December 31, 2017 and 2016, respectively. The weighted average remaining useful life of rights-of-way at December 31, 2017 was approximately 20 years.

We recorded depreciation expense of $126.3 million, $87.9 million and $90.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

10.    PROPERTY, PLANT AND EQUIPMENT, Continued

We include within the cost of property, plant and equipment interest costs incurred while an asset is being constructed. We capitalized $18.4 million, $17.0 million and $1.0 million of interest costs during the years ended December 31, 2017, 2016 and 2015, respectively.

11.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill relates to the following segments (in thousands):

	December 31,
	2017	2016
Crude Transportation	$—	$26,628
HFOTCO	257,302	—
Corporate and Other	—	7,602
Total goodwill	$257,302	$34,230
Changes in goodwill balances during the period from December 31, 2014 to December 31, 2017 are shown below (in thousands):

Balance, December 31, 2014	$58,326
Crude oil trucking impairment loss	(9,488)
Currency translation adjustments	(806)
Balance, December 31, 2015	48,032
SemGas impairment loss	(13,052)
Currency translation adjustments	(750)
Balance, December 31, 2016	34,230
Crude oil trucking impairment loss	(26,628)
Reclassification of SemMexico goodwill as held for sale (Note 4)	(7,808)
HFOTCO acquisition (Note 5)	257,302
Currency translation adjustments	206
Balance, December 31, 2017	$257,302
For U.S. federal income tax purposes, goodwill is amortized on a straight-line basis over 15 years.
We assess our goodwill for impairment at least annually as of October 1. No impairments were indicated as of October 1, 2017.
Crude oil trucking goodwill impairment - 2017
Based on market conditions, in the third-quarter of 2017, management lowered the long range forecast for our crude oil trucking business unit, which provides truck transportation services as part of our Crude Transportation segment. The decrease in the long range forecast for crude oil trucking is primarily due to the on-going challenging business environment. We viewed the decrease in the forecast as a triggering event that indicated a potential impairment and performed an interim impairment analysis on the business unit’s assets including goodwill and intangible assets.
We performed a recoverability test of our definite lived assets under ASC 360 whereby we compared the undiscounted cash flows of the asset group, which was determined to be the entire crude oil trucking reporting unit and included goodwill, to the carrying value of the assets at September 30, 2017. This test indicated that the assets were not fully recoverable. Therefore, we estimated the fair value of the definite lived assets using an income approach, supplemented by a market approach to measure impairment. We also performed an interim impairment test of our goodwill associated with the crude oil trucking reporting unit and determined the estimated fair value was less than the adjusted carrying value of the reporting unit resulting in impairment of goodwill. The cash flow models used to determine recoverability of our assets and to measure impairment expense involved using significant judgments and assumptions, which included the discount rate, anticipated revenue and volume growth rates, estimated operating expenses and capital expenditures,

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

11.	GOODWILL AND OTHER INTANGIBLE ASSETS, Continued

which were based on our operating and capital budgets as well as our strategic plans. We considered the market approach by comparing the revenue and earnings multiples implied by our income approach to those of comparable companies for reasonableness and for estimating the fair value of certain assets of our reporting unit.
We recorded a $26.6 million impairment of goodwill and a $12.1 million impairment of intangible assets, which are reflected in “loss on disposal or impairment, net” in our consolidated statements of operations and comprehensive income (loss).
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
To test the goodwill for impairment, we used an income approach, supplemented by a market approach to calculate the fair value of the reporting unit. Under the income approach, we utilized a discounted cash flow model to determine the fair value of our SemGas operations. Significant judgments and assumptions included the discount rate, anticipated revenue and volume growth rates, estimated operating expenses and capital expenditures, which were based on our operating and capital budgets as well as our strategic plans. A significant underlying assumption is that commodity prices will eventually improve, water disposal issues will be resolved and production volumes will begin to increase. If production does not increase in the future or the production takes longer than anticipated to return, this would negatively affect our key assumptions and potentially lead to finite-lived intangible and long-lived asset impairments in the future. We considered the market approach by comparing the revenue and earnings multiples implied by our income approach to those of comparable companies for reasonableness. See Note 4 for 2017 impairment of long-lived assets.
Crude oil trucking goodwill impairment - 2015
As a result of the continued decline in oil prices and lower forecast volumes from declining drilling activity, along with lower than expected results during the fourth quarter of 2015, we performed an interim goodwill impairment analysis as of December 31, 2015, which resulted in an impairment charge of $9.5 million related to our crude oil trucking operation which was identified as the reporting unit for purposes of the impairment test.
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
Other intangible assets
The gross carrying amount and accumulated amortization of intangible assets are shown below (in thousands):

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

11.	GOODWILL AND OTHER INTANGIBLE ASSETS, Continued

	December 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$424,000	$(49,717)	$374,283	$187,114	$(36,601)	$150,513
Non - compete agreement	30,000	(6,250)	23,750	—	—	—
Trade names	52	(42)	10	421	(366)	55
Customer contract	1,000	(400)	600	—	—	—
Unpatented technology	—	—	—	2,461	(2,051)	410
Total other intangible assets	$455,052	$(56,409)	$398,643	$189,996	$(39,018)	$150,978
Changes in other intangible asset balances during the period from December 31, 2014 to December 31, 2017 are shown below (in thousands):

Balance, December 31, 2014	$173,065
Amortization	(10,334)
Currency translation adjustments	(508)
Balance, December 31, 2015	162,223
Amortization	(10,928)
Currency translation adjustments	(317)
Balance, December 31, 2016	150,978
HFOTCO acquisition (Note 5)	291,000
Crude oil trucking impairment	(12,087)
Reclassification of Mexican asphalt assets as held for sale (Note 4)	(715)
Amortization	(30,628)
Currency translation adjustments	95
Balance, December 31, 2017	$398,643
Our other intangible assets consist primarily of customer relationships at our HFOTCO and SemGas segments and a non-compete agreement at our HFOTCO segment. These assets may be subject to impairments in the future if we are unable to maintain the relationships with the customers to which the assets relate.
We estimate that future amortization of other intangible assets will be as follows (in thousands):

For the year ending:
December 31, 2018	$33,605
December 31, 2019	39,455
December 31, 2020	30,000
December 31, 2021	30,200
December 31, 2022	28,600
Thereafter	236,783
Total estimated amortization expense	$398,643

12.	FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK
Fair value of financial instruments
We record certain financial assets and liabilities at fair value at each balance sheet date. The table below summarizes the balances of commodity derivative assets and liabilities at December 31, 2017 and 2016 (in thousands):

	December 31, 2017
	Level 1	Level 2	Level 3	Netting(1)	Total
Assets:
Commodity derivatives (2)	$602	$—	$—	$(602)	$—
Foreign currency forwards	—	2,564	—	—	2,564
Total assets	602	2,564	—	(602)	2,564
Liabilities:
Commodity derivatives	1,970	—	—	(602)	1,368
Interest rate swaps	—	—	1,228	—	1,228
Total liabilities	1,970	—	1,228	(602)	2,596
Net assets (liabilities) at fair value	$(1,368)	$2,564	$(1,228)	$—	$(32)

	December 31, 2016
	Level 1	Level 2	Level 3	Netting(1)	Total
Assets:
Commodity derivatives (2)	$68	$—	$—	$(68)	$—
Foreign currency forwards	—	—	—	—	—
Total assets	68	—	—	(68)	—
Liabilities:
Commodity derivatives	1,396	—	—	(68)	1,328
Interest rate swaps	—	—	—	—	—
Total liabilities	1,396	—	—	(68)	1,328
Net assets (liabilities) at fair value	$(1,328)	$—	$—	$—	$(1,328)

(1)	Relates primarily to exchange traded futures. Gain and loss positions on multiple contracts are settled net on a daily basis with the exchange.
(2)	Commodity derivatives are subject to netting arrangements.
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
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value levels. At December 31, 2017, all of our physical fixed price forward purchases and sales contracts were being accounted for as normal purchases and normal sales.
Our assessment of the significance of a particular input to the measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the fair value levels. The following table summarizes changes in the fair value of our net financial liabilities classified as Level 3 in the fair value hierarchy (in thousands):

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

12.	FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK, Continued

Year Ended December 31, 2017
Net liabilities - beginning balance	$—
Interest rate swaps acquired through acquisition (Note 5)	3,275
Transfers out of Level 3	—
Realized/Unrealized (gain) loss included in earnings*	(1,124)
Settlements	(923)
Net liabilities - ending balance	$1,228
*Gains and losses related to interest rate swaps are recorded in interest expense in the condensed consolidated statements of operations and comprehensive income (loss).
There were no financial assets or liabilities classified as Level 3 during the years ended December 31, 2016, and 2015.
See Note 14 for fair value of debt instruments and Note 19 for fair value of benefit plan assets. The approximate fair value of cash and cash equivalents, accounts receivable and accounts payable is equal to book value due to the short-term nature of these items.
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
The following table sets forth the notional quantities for derivative instruments entered into (in thousands of barrels):

	Year Ended December 31,
	2017	2016	2015
Sales	12,979	33,694	23,228
Purchases	13,430	33,819	22,946
We have not designated any of our commodity derivative instruments as accounting hedges. We have recorded the fair value of our commodity derivative instruments on our consolidated balance sheets in "other current assets" and "other current liabilities" in the following amounts (in thousands):

December 31, 2017		December 31, 2016
Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
$—	$1,368	$—	$1,328

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

12.	FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK, Continued

We have posted margin deposits as collateral with brokers who have the right of set off associated with these funds. Our margin deposit balances were $1.9 million and $3.6 million at December 31, 2017 and 2016, respectively. These margin account balances have not been offset against our net commodity derivative instrument (contract) positions. Had these margin account balances been netted against our net commodity derivative instrument (contract) positions as of December 31, 2017 and 2016, we would have had net asset positions of $0.5 million and $2.3 million, respectively.
Realized and unrealized gains (losses) from our commodity derivatives were recorded to product revenue in the following amounts (in thousands):

	Year Ended December 31,
	2017	2016	2015
Realized and unrealized gain (loss)	$(2,193)	$(4,485)	$8,146
Interest rate swaps
In conjunction with the HFOTCO acquisition (Note 5), we acquired HFOTCO’s interest rate swaps. The swaps allow us to limit exposure to interest rate fluctuations. The swaps only apply to a portion of our outstanding debt and provide only partial mitigation of interest rate fluctuations. We have not designated the swaps as hedges, as such changes in the fair value of the swaps are recorded through current period earnings as a component of interest expense. At December 31, 2017, we had interest rate swaps with notional values of $491.1 million. At December 31, 2017, the fair value of our interest rate swaps was $1.2 million, which was reported within "other noncurrent liabilities” in our condensed consolidated balance sheet. For the year ended December 31, 2017, we recognized realized and unrealized gains of $1.1 million related to interest rate swaps.
Foreign currency forwards
In the fourth quarter of 2017, we entered into foreign currency forwards to purchase Canadian dollars to limit exposure to foreign currency rate fluctuations for capital contributions to our Canadian operations. We have not designated the forwards as hedges, as such changes in the fair value of the forwards are recorded through current period earnings as a component of foreign currency translation gain/loss. At December 31, 2017, we had foreign currency forwards with notional values of $197.7 million. At December 31, 2017, the fair value of our foreign currency swaps was $2.6 million which is reported within "other current assets" and "other noncurrent assets, net" in our consolidated balance sheet. For the year ended December 31, 2017, we recognized realized and unrealized gains of $2.8 million related to foreign currency forwards.
Concentrations of risk
During the year ended December 31, 2017, one customer primarily of our Crude Supply and Logistics segment accounted for more than 10% of our consolidated revenue with revenues of $646.1 million. No suppliers accounted for more than 10% of our costs of products sold. At December 31, 2017, one customer, primarily of our Crude Supply and Logistics segment, accounted for approximately 29% of our consolidated accounts receivable.
Our SemGas segment has a significant concentration of producers which account for a large portion of our SemGas segment's volumes. During the year ended December 31, 2017, two producers accounted for approximately 88% of our total processed volumes. During the year ended December 31, 2017, two producers accounted for 91% of our total gathered volumes. Additionally, all of the processing and gathering volumes from these customers are produced in the Northern Oklahoma region.
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
Assets and liabilities of subsidiaries outside the United States
The following table summarizes the assets and liabilities (excluding affiliate balances) at December 31, 2017 of our subsidiaries outside the United States (in thousands):

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

12.	FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK, Continued

	Canada	United Kingdom	Mexico	Total
Cash and cash equivalents	$33,601	$13,185	$9,581	$56,367
Other current assets	62,790	3,150	35,044	100,984
Noncurrent assets	427,259	136,800	42,272	606,331
Total assets	$523,650	$153,135	$86,897	$763,682

Current liabilities	$64,056	$4,410	$19,574	$88,040
Noncurrent liabilities	71,309	13,016	716	85,041
Total liabilities	135,365	17,426	20,290	173,081
Net assets	$388,285	$135,709	$66,607	$590,601
The write-down to net realizable value for Mexican and U.K. assets and liabilities held-for-sale (Note 4) has not been allocated to the balances disclosed in the table above.
Employees
At December 31, 2017, we had approximately 1,220 employees, including approximately 550 employees outside the U.S. Approximately 125 of the employees in Canada and Mexico are represented by labor unions and are subject to collective bargaining agreements governing their employment with us. Of that number, approximately 70 employees have collective bargaining agreements that renew annually and 55 have collective bargaining agreements that expire in January 2019. We have never had a labor related work stoppage and believe our employee relations are good.

13.	INCOME TAXES
Income tax expense (benefit)
Our consolidated income from continuing operations before income taxes was generated in the following jurisdictions (in thousands):

	Year Ended December 31,
	2017	2016	2015
U.S.	$(64,423)	$(766)	$46,728
Foreign	44,885	25,297	29,618
Consolidated	$(19,538)	$24,531	$76,346

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

13.	INCOME TAXES, Continued

The following table summarizes income tax provision (benefit) from continuing operations by jurisdiction (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current income tax provision:
Foreign	$7,058	$2,821	$4,301
U.S. federal	—	—	—
U.S. state	383	—	32
	7,441	2,821	4,333
Deferred income tax provision (benefit):
Foreign	5,318	4,071	4,747
U.S. federal	(15,379)	5,142	21,865
U.S. state	232	(766)	2,585
	(9,829)	8,447	29,197
Provision (benefit) for income taxes	$(2,388)	$11,268	$33,530
The following table reconciles income tax provision at the U.S. federal statutory rate to the consolidated provision (benefit) for income taxes (in thousands):

	Year Ended December 31,
	2017		2016	2015
Income from continuing operations before income taxes	$(19,538)		$24,531	$76,346
U.S. federal statutory rate	35%		35%	35%
Provision at statutory rate	(6,838)		8,586	26,721
State income taxes—net of federal benefit	401		(498)	1,701
Effect of rates other than statutory	(3,842)		(1,966)	(2,306)
Effect of U.S. taxation on foreign branches	15,710		8,854	10,366
Foreign tax adjustment, prior years	—		—	7
Noncontrolling interest	—		(3,908)	(4,373)
Foreign tax credit and offset to branch deferreds	45,245		(6,026)	(1,740)
Effect of U.S. deduction of foreign tax	(7,514)		—	—
Impact of valuation allowance on deferred tax assets	(65,327)		6,026	1,740
Foreign withholding taxes	858		18	6
Stock-based compensation	1,351		—	—
Effect of U.S. federal statutory rate reduction	17,638	—	—	—
Other, net	(70)		182	1,408
Provision (benefit) for income taxes	$(2,388)		$11,268	$33,530
For the years ended December 31, 2017, 2016 and 2015, the foreign subsidiaries are disregarded entities for U.S. federal income tax purposes. The foreign earnings are taxed in foreign jurisdictions as well as in the U.S. Foreign tax credits, subject to limitations, or foreign tax deductions are available to reduce U.S. taxes. The decision to deduct foreign taxes or claim the foreign tax credit is made with respect to each tax period.
On December 22, 2017, the “Tax Cuts and Jobs Act”, H.R. 1 (“Act”) was signed into law. The Act provides for a permanent reduction in the U.S. federal statutory rate from 35% to 21% effective January 1, 2018. Under ASC 740, Income Taxes, the effects of the law change are recorded in the period of enactment. The deferred positions of the Company at December 31, 2017, have been remeasured at the lower tax rate, resulting in a discrete deferred tax expense for the period of $17.6 million. There is a discrete expense of $1.4 million related to the vesting of restricted stock

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

13.	INCOME TAXES, Continued

during the period and a discrete tax benefit of $27.6 million related to a change of position to deduct foreign taxes in lieu of claiming a foreign tax credit for the tax years 2014 through 2016. The foreign tax credit for these years was previously offset by a full valuation allowance and, accordingly, there is no net tax expense or balance sheet impact from their reversal. The discrete benefit arises from recognition of the increase in our net operating loss carryforward resulting from the deduction of foreign taxes.
Deferred tax positions
Deferred income taxes reflect the effects of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. Significant components of deferred tax assets and liabilities are as follows at December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss and other credit carryforwards	$44,867	$58,129
Compensation and benefits	7,156	9,411
Inventories	322	231
Intangible assets	16,714	34,573
Pension plan	1,760	4,811
Allowance for doubtful accounts	956	971
Deferred revenue	4,953	4,451
Equity investment in partnerships	—	54,686
Foreign tax credit and offset to branch deferreds	56,719	110,052
Other	28,201	46,601
less: valuation allowance	(45,682)	(110,243)
Net deferred tax assets	115,966	213,673
Deferred tax liabilities:
Intangible assets	(5,074)	(4,709)
Prepaid expenses	(1,447)	(136)
Property, plant and equipment	(108,646)	(223,325)
Equity investment in partnerships	(24,315)	—
Other	(2,402)	(4,411)
Total deferred tax liabilities	(141,884)	(232,581)
Net deferred tax liabilities	$(25,918)	$(18,908)
At December 31, 2017, we had a cumulative U.S. federal net operating loss of approximately $165.5 million that can be carried forward to apply against taxable income generated in future years. This carry forward begins to expire in 2031. We had cumulative U.S. state net operating losses of approximately $148.7 million available for carryforward, which begin to expire in 2018. We had foreign net operating losses of $20.9 million available for indefinite carryforward and $0.4 million that will expire in 2027. We had foreign tax credits of approximately $44.6 million available for carry forward, which begin to expire in 2020.
The valuation allowance decreased by $64.6 million during 2017. The change related to a net decrease of $65.4 million for foreign tax credits and offset to branch deferreds, an increase of $0.1 million related to foreign net operating losses and an increase of $0.7 million related to state net operating losses.
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

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

13.	INCOME TAXES, Continued

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

14.	LONG-TERM DEBT
Our long-term debt consisted of the following (dollars in thousands):

	Interest rate at December 31, 2017	December 31, 2017	December 31, 2016
Senior unsecured notes due 2021	7.500%	$—	$300,000
Senior unsecured notes due 2022	5.625%	400,000	400,000
Senior unsecured notes due 2023	5.625%	350,000	350,000
Senior unsecured notes due 2025	6.375%	325,000	—
Senior unsecured notes due 2026	7.250%	300,000	—
SemGroup $1.0 billion corporate revolving credit facility (1)
Alternate base rate borrowings	6.000%	—	20,000
Eurodollar borrowings	3.857%	131,000	—
Second Payment (2)	8.000%	565,868	—
HFOTCO term loan B (3)	5.190%	532,125	—
HFOTCO tax exempt notes payable due 2050	2.353%	225,000	—
HFOTCO $75 million revolving credit facility (4)	4.940%	60,000	—
SemMexico revolving credit facility (5)	9.124%	—	—
Capital leases		25	51
Unamortized premium (discount) and debt issuance costs, net		(30,398)	(19,107)
Total long-term debt, net		2,858,620	1,050,944
Less: current portion of long-term debt		5,525	26
Noncurrent portion of long-term debt, net		$2,853,095	$1,050,918

(1)	SemGroup $1.0 billion corporate revolving credit facility matures on May 15, 2021.

(2)	Second Payment discounted to fair value based on expected timing of payments and an 8% discount rate. See Note 5 for additional information.

(3)	HFOTCO term loan B is due in quarterly installments of $1.4 million, with a final payment due on August 19, 2021.

(4)	HFOTCO $75 million revolving credit facility matures on August 19, 2019.

(5)	SemMexico revolving credit facility has a borrowing capacity of $70 million pesos ($3.6 million USD at the December 31, 2017 exchange rate).

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

14.	LONG-TERM DEBT, Continued

Early extinguishment of senior unsecured notes due 2021
On March 15, 2017, we purchased $290 million of our outstanding $300 million, 7.50% senior unsecured notes due 2021 (the “2021 Notes”) through a tender offer. The purchase price included a premium and interest to the purchase date. On March 17, 2017, a notice of redemption was issued for the remaining $10 million of the 2021 Notes which were not purchased through the tender offer pursuant to the redemption and satisfaction and discharge provisions of the indenture governing the 2021 Notes. These remaining 2021 Notes were redeemed on June 15, 2017, including a redemption premium and accrued unpaid interest to the redemption date. We recorded a loss on early extinguishment of $19.9 million for the above transactions, which included premiums totaling $15.9 million and the write off of $3.6 million of associated unamortized debt issuance costs.
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
The net proceeds from the offering of $315.1 million, after the discount and $4.9 million of initial purchasers’ fees and offering expenses, together with cash on hand, were used to purchase and redeem the 2021 Notes.
On September 20, 2017, we sold $300 million of 7.25% senior unsecured notes due 2026 (the “2026 Notes”). The 2026 Notes were sold at 98.453% of par, a discount of $4.6 million. The discount is reported as a reduction to the face value of the 2026 Notes on our condensed consolidated balance sheets and is being amortized over the life of the 2026 Notes using the interest method.
The net proceeds from the offering of $290.3 million, after the discount and $5.1 million of initial purchasers’ fees and offering expenses, were used to repay amounts borrowed under our revolving credit facility.
Senior unsecured notes
Our senior unsecured notes (collectively, the "Notes") are guaranteed by certain of our subsidiaries: Rose Rock Finance Corporation, Rose Rock Midstream Operating, LLC, Rose Rock Midstream Energy GP, LLC, Rose Rock Midstream Crude, L.P., Rose Rock Midstream Field Services, LLC, SemGas, L.P., SemMaterials, L.P., SemGroup Europe Holding, L.L.C., SemOperating G.P., L.L.C., SemMexico, L.L.C., SemDevelopment, L.L.C., Mid-America Midstream Gas Services, L.L.C., SemCrude Pipeline, L.L.C., Wattenberg Holding, LLC and Glass Mountain Holding, LLC (collectively, the "Guarantors"). The guarantees of the Notes are full and unconditional and constitute the joint and several obligations of the Guarantors.
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
The Indentures include customary events of default, including events of default relating to non-payment of principal and other amounts owing from time to time, failure to provide required reports, failure to comply with agreements in the Indentures, cross payment-defaults to any material indebtedness, bankruptcy and insolvency events, certain unsatisfied judgments, and invalidation or cessation of the subsidiary guarantee of a significant subsidiary. A default would permit holders to declare the Notes and accrued interest due and payable.
The Notes are effectively subordinated in right of payment to any of our, and the Guarantors', existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to the obligations of any subsidiary that is not a guarantor of the Notes.
The Company may issue additional Notes under the Indentures from time to time, subject to the terms of the Indentures.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

14.	LONG-TERM DEBT, Continued

Except as described below, the Company may redeem the Notes, in whole or in part, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest, if redeemed during the twelve-month period beginning with each period as indicated below:

2022 Notes
From and after July 15, 2017	104.219%
From and after July 15, 2018	102.813%
From and after July 15, 2019	101.406%
From and after July 15, 2020	100.000%

2023 Notes
Not redeemable before May 15, 2019
From and after May 15, 2019	102.813%
From and after May 15, 2020	101.406%
From and after May 15, 2021	100.000%

2025 Notes
Not redeemable before March 15, 2020
From and after March 15, 2020	103.188%
From and after March 15, 2021	101.594%
From and after March 15, 2022	100.000%

2026 Notes
Not redeemable before March 15, 2021
From and after March 15, 2021	103.625%
From and after March 15, 2022	101.813%
From and after March 15, 2023	100.000%

Prior to the redemption dates set forth above, the Company may, at its option, on one or more occasions, redeem up to 35% of the sum of the original aggregate principal amount of the Notes at a redemption price equal to the aggregate principal amount thereof plus a premium equal to stated interest rate of the Notes, plus accrued and unpaid interest, with the net cash proceeds of one or more equity offerings of the Company, subject to certain conditions.
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
Registration rights agreements
In connection with the closing of the offerings of the 2025 Notes and 2026 Notes, the Company and the Guarantors entered into registration rights agreements (the “Registration Rights Agreements”). Under the Registration Rights Agreements, the Company and the Guarantors have agreed to file registration statements with the Securities and Exchange Commission so that holders of such Notes can exchange such Notes and the related guarantees for registered notes and guarantees that have substantially identical terms as such Notes and related guarantees, within 365 days after

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

14.	LONG-TERM DEBT, Continued

the original issuance. In certain circumstances, the Company and the Guarantors may be required to file shelf registration statements to cover resales of such Notes. These registration statements were declared effective in January 2018.
Pledges and guarantees
Our senior unsecured notes are guaranteed by certain subsidiaries. See Note 24 for additional information.
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
Covenants and restrictions
The SemGroup credit agreement includes customary affirmative and negative covenants, including limitations on the creation of new indebtedness, liens, sale and lease-back transactions, new investments, making fundamental changes including mergers and consolidations, making of dividends and other distributions, making material changes in our business, modifying certain documents and maintenance of a consolidated leverage ratio and an interest coverage ratio. In addition, the credit agreement prohibits any commodity transactions that are not permitted by our Risk Governance Policies.
The terms of the SemGroup credit facility restrict, to some extent, the payment of cash dividends on our common stock. The credit agreement is guaranteed by all of our material domestic subsidiaries, with the exception of HFOTCO, and secured by a lien on substantially all of our property and assets, subject to customary exceptions.
The agreement governing HFOTCO senior secured term loans or senior secured revolver borrowings (the “HFOTCO Credit Agreement”) includes customary representations and warranties and affirmative and negative covenants, which were made only for the purposes of the HFOTCO Credit Agreement and as of the specific date (or dates) set forth therein, and may be subject to certain limitations as agreed upon by the contracting parties, and apply only to Buffalo Gulf Coast Terminals LLC ("BGCT"), HFOTCO and any subsidiaries of HFOTCO party to the HFOTCO Credit Agreement. Such limitations include the creation of new liens, indebtedness, making of certain restricted payments and payments on indebtedness, making certain dispositions, making material changes in business activities, making fundamental changes including liquidations, mergers or consolidations, making certain investments, entering into certain transactions with affiliates, making amendments to material agreements, modifying the fiscal year, dealing with hazardous materials in certain ways, entering into certain hedging arrangements, entering into certain restrictive agreements, and funding or engaging in sanctioned activities.
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
The indentures covering HFOTCO's tax exempt notes payable due 2050 ("IKE Bonds") are subject to the Continuing Covenant Agreement. The Continuing Covenant Agreement includes customary representations and warranties and affirmative and negative covenants, which were made only for the purposes of the Continuing Covenant Agreement and as of the specific date (or dates) set forth therein, may be subject to certain limitations as agreed upon by the contracting parties, and apply only to BGCT, HFOTCO and any subsidiaries of HFOTCO party to the Continuing Covenant Agreement. Such covenants include limitations on the creation of new liens, indebtedness, making of certain restricted payments and payments on indebtedness, making certain dispositions, making material changes in business activities, making fundamental changes including liquidations, mergers or consolidations, making certain investments, entering into certain transactions with affiliates, making amendments to certain credit or organizational agreements, modifying the fiscal year, creating or dealing with hazardous materials in certain ways, entering into certain hedging arrangements, entering into certain restrictive agreements, funding or engaging in sanctioned activities, taking actions or causing the trustee to take actions that materially adversely affect the rights, interests, remedies or security of the bondholders, taking

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

14.	LONG-TERM DEBT, Continued

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
In addition, the terms of certain HFOTCO related indebtedness restrict its ability to pay dividends and make other contributions to SemGroup. The restricted net assets of HFOTCO were $1.1 billion as of December 31, 2017.
See "senior unsecured notes" section above for discussion of covenants and restrictions related to the Notes.
Letters of credit
We had the following outstanding letters of credit at December 31, 2017 (dollars in thousands):

SemGroup $1.0 billion revolving credit facility	2.50%	$39,385
Secured bi-lateral (1)	1.75%	$56,525
SemMexico (2)	0.28%	$14,870
(1) Secured bi-lateral letters of credit are external to the SemGroup $1.0 billion revolving credit facility and do not reduce availability for borrowing on the credit facility.
(2) $292.8 million Mexican pesos at the December 31, 2017 exchange rate.
Scheduled principal payments
The following table summarizes the scheduled principal payments as of December 31, 2017 (in thousands):

Total
For the year ended:
December 31, 2018	$605,525
December 31, 2019	65,500
December 31, 2020	5,500
December 31, 2021	646,625
December 31, 2022	400,000
Thereafter	1,200,000
Total	$2,923,150
In the table above, 2018 includes the Second Payment at the amount that would be required to be paid on December 31, 2018. The payment is expected to be made in 2018, but isn't reflected as current on the balance sheet as payment is not contractually required until after December 31, 2018. The amount paid will vary depending upon the timing of the payment.
Fair value
We estimate the fair value of the Notes based on unadjusted, transacted market prices near the measurement date. Our other long-term debts are estimated to be carried at fair value as a result of the recent timing of borrowings or acquisition. We estimate the fair value of our consolidated long-term debt, including current maturities, to be approximately $2.9 billion at December 31, 2017, which is categorized as a Level 3 measurement due to certain unobservable inputs used to estimate the fair value of the Second Payment.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

15.	COMMITMENTS AND CONTINGENCIES
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
Asset retirement obligations
We will be required to incur significant removal and restoration costs when we retire our natural gas gathering and processing facilities in Canada. We have recorded a liability associated with these obligations, which is reported within other noncurrent liabilities on the consolidated balance sheets. The following table summarizes the changes in this liability from December 31, 2014 through December 31, 2017 (in thousands):

Balance, December 31, 2014	$41,954
Accretion	4,748
Payments made	(511)
Revaluation	(26,000)
Currency translation adjustments	(4,245)
Balance, December 31, 2015	15,946
Accretion	2,292
Payments made	(159)
Currency translation adjustments	469
Balance, December 31, 2016	18,548
Accretion	2,812
Payments made	(160)
Currency translation adjustments	1,404
Balance, December 31, 2017	$22,604

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

15.	COMMITMENTS AND CONTINGENCIES, Continued

The December 31, 2017 liability was calculated using the $132.5 million cost we estimate we would incur to retire these facilities, discounted based on our risk-adjusted cost of borrowing and the estimated timing of remediation. An additional $19.7 million of estimated costs are attributable to third-party owners’ proportionate share of the obligations. If an owner fails to perform on its obligations, the other owners (including SemGroup) could be obligated to bear that party’s share of the remediation costs.
The calculation of the liability for an asset retirement obligation requires the use of significant estimates, including those related to the length of time before the assets will be retired, cost inflation over the assumed life of the assets, actual remediation activities to be required and the rate at which such obligations should be discounted. Future changes in these estimates could result in material changes in the value of the recorded liability. In addition, future changes in laws or regulations could require us to record additional asset retirement obligations. During the year ended December 31, 2015, we completed a re-evaluation of our asset retirement obligations and recorded reductions to the liability and offsetting asset of $26.0 million. The reduction was largely due to a change in the estimated timing of the retirement of these facilities.
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
Operating leases
We have entered into operating lease agreements for office space, office equipment, land and vehicles. Future minimum payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year at December 31, 2017, are as follows (in thousands):

For year ending:
December 31, 2018	$6,750
December 31, 2019	7,174
December 31, 2020	6,409
December 31, 2021	5,896
December 31, 2022	4,376
Thereafter	60,790
Total future minimum lease payments	$91,395
We recorded lease and rental expenses of $15.4 million, $15.0 million and $15.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Purchase and sale commitments
We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We account for these commitments as normal purchases and sales, therefore, we do not record assets or liabilities related to these agreements until the product is purchased or sold. At December 31, 2017, such commitments included the following (in thousands):

	Volume (barrels)	Value
Fixed price purchases	1,461	$83,545
Fixed price sales	3,148	$178,629
Floating price purchases	10,915	$641,934
Floating price sales	12,152	$574,335

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

15.	COMMITMENTS AND CONTINGENCIES, Continued

Certain of the commitments shown in the table above relate to agreements to purchase product from a counterparty and to sell a similar amount of product (in a different location) to the same counterparty. Many of the commitments shown in the table above are cancellable by either party, as long as notice is given within the time frame specified in the agreement (generally 30 to 120 days).
Our SemGas segment has a take or pay contractual obligation related to the fractionation of natural gas liquids through June 2023. At December 31, 2017, the approximate amount of future obligations is as follows (in thousands):

For year ending:
December 31, 2018	$10,552
December 31, 2019	9,567
December 31, 2020	8,864
December 31, 2021	7,175
December 31, 2022	6,753
Thereafter	2,791
Total expected future payments	$45,702
SemGas also enters into contracts under which we are responsible for marketing the majority of the gas and natural gas liquids produced by the counterparties to the agreements. The majority of SemGas’ revenues were generated from such contracts.
Our Crude Supply and Logistics segment has minimum volume commitments for pipeline transportation of crude oil. At December 31, 2017, the approximate amount of future obligations is as follows (in thousands):

For year ending:
December 31, 2018	$21,631
December 31, 2019	21,877
December 31, 2020	20,585
December 31, 2021	12,976
December 31, 2022	13,231
Thereafter	20,312
Total expected future payments	$110,612
Capital expenditures
We have commitments to spend approximately $206 million and $53 million in 2018 and 2019, respectively, related to property, plant and equipment.

16.	EQUITY
Common stock
The par value of common stock reflected on the consolidated balance sheet at December 31, 2017 is summarized below:

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

16.	EQUITY, Continued

Class A
Shares accounted for at December 31, 2014	43,614,054
Issuance of shares under employee and director compensation programs(1)	184,803
Shares issued under employee stock purchase plan	24,882
Shares accounted for at December 31, 2015	43,823,739
Issuance of common shares in public offering	8,625,000
Shares issued for Merger	13,140,020
Issuance of shares under employee and director compensation programs(1)	170,772
Shares issued under employee stock purchase plan	46,836
Shares accounted for at December 31, 2016	65,806,367
Shares issued for HFOTCO acquisition	12,383,900
Issuance of shares under employee and director compensation programs(1)	149,961
Shares issued under employee stock purchase plan	39,545
Shares accounted for at December 31, 2017(2)	78,379,773
(1) Of these vested shares, recipients sold back to the Company 42,347, 46,941 and 62,291 shares during the years ended December 31, 2017, 2016 and 2015, respectively, to satisfy tax withholding obligations. These repurchased shares are being recognized at cost as treasury stock on the consolidated balance sheet.
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
The common stock includes Class A and Class B stock. Class A stock is eligible to be listed on an exchange, whereas Class B stock is not. Any share of Class B stock may be converted to Class A at the election of the holder. Both classes of stock have full voting rights. Both classes of stock have a par value of $0.01 per share. No Class B stock is currently issued. The total number of shares authorized for issuance is 90,000,000 shares of Class A stock and 10,000,000 shares of Class B stock.
On May 17, 2017, our stockholders voted to approve an amendment to the Company's Amended and Restated Certificate of Incorporation to authorize 4,000,000 shares of preferred stock. See below for issuance of preferred stock subsequent to December 31, 2017.
Equity issuances
On June 22, 2016, we issued and sold 8,625,000 shares of our Class A common stock, valued at $27.00 per share, to the public for proceeds of $228.5 million, net of underwriting fees and other offering costs of $4.3 million. Proceeds were used to repay borrowings on our revolving credit facility and for capital expenditures and general corporate purposes.
On September 30, 2016, we completed the Merger with Rose Rock. We issued 13.1 million common shares in exchange for the outstanding common limited partner units of Rose Rock which we did not already own. Issuance costs of $5.3 million were recorded as a reduction to additional paid in capital. In addition, we recorded a reduction to our deferred tax liabilities and offsetting increase to additional paid-in capital of $143.3 million associated with the transaction. This non-cash adjustment represents the deferred tax impact of the difference between the book value of the noncontrolling interests acquired and the tax basis which is stepped-up to the fair market value of the consideration which includes the common shares issued and the assumption of liabilities associated with the noncontrolling interests. See Note 5 for further information on the Merger.
On July 17, 2017, we completed the acquisition of HFOTCO. We issued 12.4 million common shares with an acquisition date fair value of $330 million, based on $26.68 per common share market price at issuance. See Note 5 for further information on the acquisition.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

16.	EQUITY, Continued

On January 19, 2018, we issued and sold 350,000 shares of 7% Series A Convertible Preferred Stock (the "Preferred Shares"), par value of $.01 per share, in a private placement for proceeds of $342.5 million, net of fees and other offering costs of $7.5 million. The Preferred Shares are convertible into our Class A common stock based on a conversion price of $33.00 per share after 18 months, at the purchasers’ option, and after three years at our option, subject to certain conditions. The Preferred Shares will pay quarterly dividends which, at SemGroup’s option, may be paid by having the amount that would have been payable if such dividend had been paid in cash added to the liquidation preference in respect of any fiscal quarter ending on or prior to June 30, 2020. Holders of the Preferred Shares ("Holders") are entitled to the same voting rights as those of the holders of our Class A common stock. Each Holder shall be entitled to a number of votes equal to the number of votes such Holder would have had if all shares of Preferred Stock held by such Holder had been converted into shares of our Class A common stock.
Dividends
The following table sets forth the quarterly dividends per share declared and paid to shareholders for the periods indicated:

Quarter Ending	Dividend Per Share	Date of Record	Date Paid
March 31, 2015	$0.34	March 9, 2015	March 20, 2015
June 30, 2015	$0.38	May 18, 2015	May 29, 2015
September 30, 2015	$0.42	August 17, 2015	August 25, 2015
December 31, 2015	$0.45	November 16, 2015	November 24, 2015

March 31, 2016	$0.45	March 7, 2016	March 17, 2016
June 30, 2016	$0.45	May 16, 2016	May 26, 2016
September 30, 2016	$0.45	August 15, 2016	August 25, 2016
December 31, 2016	$0.45	November 18, 2016	November 28, 2016

March 31, 2017	$0.45	March 7, 2017	March 17, 2017
June 30, 2017	$0.45	May 15, 2017	May 26, 2017
September 30, 2017	$0.45	August 18, 2017	August 28, 2017
December 31, 2107	$0.45	November 20, 2017	December 1, 2017

March 31, 2018	$0.4725	March 9, 2018	March 19, 2018
Rose Rock Midstream, L.P.
The following table shows the distributions paid by Rose Rock Midstream, L.P., prior to the Merger, related to the earnings for each of the following periods (in thousands, except for per unit amounts):

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

16.	EQUITY, Continued

	Distribution Per Unit	Distributions Paid
Quarter Ended		SemGroup				Noncontrolling Interest Common Units	Total Distributions
		General Partner	Incentive Distributions	Common Units	Subordinated Units
December 31, 2014	$0.6200	$485	$3,487	$6,551	$5,202	$8,544	$24,269

March 31, 2015	$0.6350	$568	$4,450	$13,148	$—	$10,213	$28,379
June 30, 2015	$0.6500	$590	$4,979	$13,458	$—	$10,456	$29,483
September 30, 2015	$0.6600	$604	$5,333	$13,665	$—	$10,619	$30,221
December 31, 2015	$0.6600	$604	$5,333	$13,665	$—	$10,622	$30,224

March 31, 2016	$0.6600	$605	$5,338	$13,665	$—	$10,643	$30,251
June 30, 2016	$0.6600	$605	$5,339	$13,665	$—	$10,648	$30,257

17.	EARNINGS PER SHARE
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
Basic earnings (loss) per share is calculated based on the weighted average shares outstanding during the period. Diluted earnings (loss) per share includes the dilutive effect of unvested equity compensation awards.
The following summarizes the calculation of basic earnings per share for the years ended December 31, 2017, 2016 and 2015 (in thousands, except per share amounts):

	Year Ended December 31, 2017
	Continuing Operations	Discontinued Operations	Net
Loss	$(17,150)	$—	$(17,150)
less: Income attributable to noncontrolling interest	—	—	—
Loss attributable to SemGroup	$(17,150)	$—	$(17,150)
Weighted average common stock outstanding	71,418	71,418	71,418
Basic loss per share	$(0.24)	$0.00	$(0.24)

	Year Ended December 31, 2016
	Continuing Operations	Discontinued Operations	Net
Income	$13,263	$(1)	$13,262
less: Income attributable to noncontrolling interest	11,167	—	11,167
Income attributable to SemGroup	$2,096	$(1)	$2,095
Weighted average common stock outstanding	51,889	51,889	51,889
Basic earnings per share	$0.04	$0.00	$0.04

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

17.	EARNINGS PER SHARE, Continued

	Year Ended December 31, 2015
	Continuing Operations	Discontinued Operations	Net
Income	$42,816	$(4)	$42,812
less: Income attributable to noncontrolling interest	12,492	—	12,492
Income attributable to SemGroup	$30,324	$(4)	$30,320
Weighted average common stock outstanding	43,787	43,787	43,787
Basic earnings per share	$0.69	$0.00	$0.69

The following summarizes the calculation of diluted earnings per share for the years ended December 31, 2017, 2016 and 2015 (in thousands, except per share amounts):

	Year Ended December 31, 2017
	Continuing Operations	Discontinued Operations	Net
Loss	$(17,150)	$—	$(17,150)
less: Income attributable to noncontrolling interest	—	—	—
Loss attributable to SemGroup	$(17,150)	$—	$(17,150)
Weighted average common stock outstanding	71,418	71,418	71,418
Effect of dilutive securities	—	—	—
Diluted weighted average common stock outstanding	71,418	71,418	71,418
Diluted loss per share	$(0.24)	$0.00	$(0.24)

	Year Ended December 31, 2016
	Continuing Operations	Discontinued Operations	Net
Income	$13,263	$(1)	$13,262
less: Income attributable to noncontrolling interest	11,167	—	11,167
Income attributable to SemGroup	$2,096	$(1)	$2,095
Weighted average common stock outstanding	51,889	51,889	51,889
Effect of dilutive securities	392	392	392
Diluted weighted average common stock outstanding	52,281	52,281	52,281
Diluted earnings per share	$0.04	$0.00	$0.04

	Year Ended December 31, 2015
	Continuing Operations	Discontinued Operations	Net
Income	$42,816	$(4)	$42,812
less: Income attributable to noncontrolling interest	12,492	—	12,492
Income attributable to SemGroup	$30,324	$(4)	$30,320
Weighted average common stock outstanding	43,787	43,787	43,787
Effect of dilutive securities	183	183	183
Diluted weighted average common stock outstanding	43,970	43,970	43,970
Diluted earnings per share	$0.69	$0.00	$0.69

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

17.	EARNINGS PER SHARE, Continued

For the year ended December 31, 2017, we experienced net losses attributable to SemGroup. The unvested equity compensation awards would have been antidilutive and, therefore, were not included in the computation of diluted earnings per share.

18.    EQUITY-BASED COMPENSATION
SemGroup Corporation equity awards
We have reserved a total of 3,710,220 shares of common stock for issuance pursuant to employee and director compensation programs. Awards under these programs give the recipients the right to receive shares of common stock, once specified service, performance or market related vesting conditions are met. The awards typically have a one year vesting period for non-management directors and three years for employees. The awards may be subject to accelerated vesting in the event of involuntary terminations. We record expense for these awards (and corresponding increases to additional paid-in capital) based on the grant date fair value of the awards over the vesting period. We use authorized but unissued shares to satisfy our equity-based payment obligations. Although these awards are to be settled in shares, we may elect to give participants the option of surrendering a portion of the awards, to meet statutory minimum tax withholding requirements. The activity related to these awards during the period from December 31, 2014 to December 31, 2017 is summarized below:

	Unvested Shares	Average Grant Date Fair Value	Aggregate Fair Value of Shares (in thousands)
Outstanding at December 31, 2014	449,919	$70.69
Awards granted - 2015	151,789	$77.93
Awards vested - 2015	(181,906)	$35.18	$6,399
Awards forfeited - 2015	(8,494)	$42.05
Outstanding at December 31, 2015	411,308	$75.25
Awards granted - 2016	702,309	$19.18
Awards vested - 2016	(168,096)	$20.38	$3,426
Awards forfeited - 2016	(34,255)	$42.42
Outstanding at December 31, 2016	911,266	$31.09
Awards granted - 2017	377,766	$35.22
Awards vested - 2017	(149,961)	$33.60	$5,039
Awards forfeited - 2017	(54,981)	$81.80
Outstanding at December 31, 2017	1,084,090	$29.07
Of the awards vested during the years ended December 31, 2017, 2016 and 2015, 42,347, 46,941 and 62,291 shares were withheld to satisfy minimum tax requirements, respectively.
Included in the awards granted for the year ended December 31, 2016, is 128,585 restricted stock awards granted in exchange for Rose Rock equity based awards which were canceled as part of the Merger transaction described in Note 5. Incremental compensation expense was not significant. Accrued unvested unit distribution rights associated with unvested Rose Rock restricted unit awards carried over to the restricted stock awards issued in the exchange.
For certain of the awards granted in 2017, 2016, and 2015, the number of shares that will vest is contingent upon our achievement of certain specified targets. Awards with performance conditions are valued based on the grant date closing price on the New York Stock Exchange based on the number of awards expected to vest. Awards with market conditions are valued using Monte Carlo simulations. The following table sets forth the assumptions used in the valuations of these awards granted in 2017, 2016 and 2015:

	2017	2016	2015
Volatility	54.2%	51.9%	26.8%
Risk-free interest rate	1.57%	0.98%	1.06%

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

18.	EQUITY-BASED COMPENSATION, Continued

Volatility assumptions were based on historical volatility using a simple average calculation of volatility over a period equal to the vesting period of the awards.  We do not expect future volatility over the term of the awards to be significantly different from historical volatility.
If we meet the specified maximum targets, approximately 505 thousand additional shares could vest.
The holders of certain restricted stock awards are entitled to equivalent dividends (“UDs”) to be received upon vesting of the restricted stock awards. The UDs are subject to the same forfeiture and acceleration conditions as the associated restricted stock awards. For awards granted prior to 2013, the dividends were settled in common shares based on the market price of our Class A shares as of the close of business on the vesting date. For the year ended December 31, 2015, 1,793 shares were issued upon the vesting of these restricted stock awards, respectively. As of December 31, 2015, all awards granted prior to 2013 had vested. UDs related to restricted stock awards granted after 2013 will be settled in cash upon vesting. At December 31, 2017, the value of UDs to be settled in cash related to unvested restricted stock awards was approximately $1.9 million.
Compensation costs expensed for the years ended December 31, 2017, 2016 and 2015 were $10.1 million, $8.8 million and $9.1 million, respectively. As of December 31, 2017, there was $10.2 million of total unrecognized compensation cost related to our non-vested awards, which is expected to be recognized over a weighted-average period of 16 months.
Director retainer
For the year ended December 31, 2016, we issued 2,676 shares of common stock to a director, in lieu of an annual cash retainer. No shares were issued to directors in lieu of an annual cash retainer for the year ended December 31, 2017.
Employee stock purchase plan
Our employee stock purchase plan ("ESPP") allows eligible employees to contribute up to 10% of their base earnings toward the semi-annual purchase of our common stock, subject to an annual maximum dollar amount. The purchase price is 85% of the closing price on the last business day of the offering period. We have reserved a total of 1,000,000 shares of common stock for issuance under the ESPP. During the years ended December 31, 2017, 2016 and 2015, we issued 39,545, 46,836 and 24,882 shares, respectively, under our ESPP.
Rose Rock equity-based compensation
Prior to the Merger, certain of our employees who supported Rose Rock participated in Rose Rock's equity-based compensation program. Awards under this program generally represented awards of restricted common units representing limited partner interests of Rose Rock. Generally, the awards vested three years after the date of grant for employees and one year after the date of grant for non-management directors, contingent upon the continued service of the recipients and may have been subject to accelerated vesting in the event of involuntary terminations. Awards were valued based on the grant date closing price listed on the New York Stock Exchange. Compensation expense was recognized over the vesting period and was discounted for estimated forfeitures. Vesting of these awards diluted our ownership interest. The activity related to these awards is summarized below:

	Unvested Units	Average Grant Date Fair Value	Aggregate Fair Value of Units (in thousands)
Outstanding at December 31, 2014	102,340	$33.79
Awards granted - 2015	36,527	$39.03
Awards vested - 2015	(38,366)	$27.54	$1,057
Awards forfeited - 2015	(310)	$42.80
Outstanding at December 31, 2015	100,191	$38.70
Awards granted - 2016	117,204	$9.62
Awards vested - 2016	(57,458)	$11.58	$665
Awards forfeited - 2016	(1,846)	$26.55
Awards converted to SemGroup awards	(158,091)	$19.57
Outstanding at December 31, 2016	—	$—

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

18.	EQUITY-BASED COMPENSATION, Continued

Of the awards vested during the years ended December 31, 2016 and 2015, 254 and 12,892, respectively, were withheld to satisfy minimum tax requirements.
Compensation cost expensed for the years ended December 31, 2016 and 2015 was $1.2 million and $1.4 million, respectively, and represents an increase in noncontrolling interests in consolidated subsidiaries.
The holders of certain of these restricted unit awards were entitled to equivalent distributions (“UUDs”) to be received upon vesting of the restricted unit awards. As part of the Merger transaction, the value of these cash settled UUDs related to unvested restricted units was transferred to SemGroup and is now included in the balance for SemGroup UD's noted above.

19.	EMPLOYEE BENEFIT PLANS
Defined contribution plans
We sponsor defined contribution retirement plans in which the majority of employees are eligible to participate. Our contributions to the defined contribution plans were $3.0 million, $2.7 million, and $2.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Pension plans
We sponsor a defined benefit pension plan and a supplemental defined benefit pension plan for certain employees of the SemCAMS segment hired before June 30, 2001 (the “SemCAMS Plans”). Additionally, as part of the acquisition discussed in Note 5, we now sponsor a defined benefit pension plan for the employees of the HFOTCO segment and a supplemental defined benefit benefit plan covering a former key executive of the HFOTCO segment (the “HFOTCO Plans”). These plans are closed to new participants and do not accrue any additional benefits (collectively, the "Pension Plans").
We recognize the funded status of the Pension Plans, measured as the difference between the fair value of the plan assets and the projected benefit obligation, in the consolidated balance sheets. The table below summarizes the balances of the projected benefit obligation and fair value of the plan assets at December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Projected benefit obligation	$53,489	$25,675
Fair value of plan assets	43,098	22,961
Funded status:	$(10,391)	$(2,714)
We recorded other noncurrent liabilities of $2.3 million and $2.7 million at December 31, 2017 and 2016, respectively, to reflect the funded status of the SemCAMS Plans.
We recorded other noncurrent liabilities of $8.1 million at December 31, 2017 to reflect the funded status of the HFOTCO Plans.
All of the SemCAMS Plans' assets are invested in pooled funds that hold highly-liquid securities and are classified as Level 2 within the fair value hierarchy. Substantially all of the HFOTCO Plans' assets are invested in mutual funds for which the fair values are determined by quoted prices in active markets and are classified as Level 1 within the fair value hierarchy. The following information discloses the fair values of our Pension Plans' assets, by asset category, for the periods indicated (in thousands):

	December 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$538	$—	$—	$538	$—	$—	$—	$—
Mutual funds	16,671	—	—	16,671	—	—	—	—
Pooled mutual funds	—	25,889	—	25,889	—	22,961	—	22,961
Total	$17,209	$25,889	$—	$43,098	$—	$22,961	$—	$22,961

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

19.	EMPLOYEE BENEFIT PLANS, Continued

We record changes in the funded status of the Pension Plans to other comprehensive income (loss), net of income taxes. These amounts were a loss of $0.3 million, a loss of $1.1 million and a gain of $0.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Retiree medical plan
We sponsor an unfunded, post-employment health benefit plan (the “Health Plan”) for certain employees of the SemCAMS segment. The projected benefit obligation related to the Health Plan was $1.7 million at December 31, 2017 and $1.5 million at December 31, 2016, and is reported within "other noncurrent liabilities" on the consolidated balance sheets.

20.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents changes in the components of accumulated other comprehensive loss (in thousands):

	Currency Translation	Employee Benefit Plans	Total
Balance, December 31, 2014	$(25,059)	$(2,082)	$(27,141)
Currency translation adjustment, net of income tax benefit of $19,593	(32,142)	—	(32,142)
Changes related to benefit plans, net of income tax expense of $240	—	721	721
Balance, December 31, 2015	(57,201)	(1,361)	(58,562)
Currency translation adjustment, net of income tax benefit of $8,672	(14,224)	—	(14,224)
Changes related to benefit plans, net of income tax benefit of $417	—	(1,128)	(1,128)
Balance, December 31, 2016	(71,425)	(2,489)	(73,914)
Currency translation adjustment, net of income tax expense of $12,404	20,411	—	20,411
Changes related to benefit plans, net of income tax expense of $99	—	(298)	(298)
Balance, December 31, 2017	$(51,014)	$(2,787)	$(53,801)
There were no significant items reclassified out of accumulated other comprehensive loss to net income for the years ended December 31, 2017, 2016 and 2015.

21.    SUPPLEMENTAL CASH FLOW INFORMATION
Operating assets and liabilities
The following table summarizes the changes in the components of operating assets and liabilities, net of the effects of acquisitions (in thousands):

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

21.	SUPPLEMENTAL CASH FLOW INFORMATION, Continued

	Year Ended December 31,
	2017	2016	2015
Decrease (increase) in restricted cash	$(1)	$(1)	$6,764
Decrease (increase) in accounts receivable	(237,394)	(90,810)	9,051
Decrease (increase) in receivable from affiliates	23,764	(19,541)	10,905
Decrease (increase) in inventories	(17,862)	(30,686)	(31,043)
Decrease (increase) in other current assets	2,947	634	(508)
Decrease (increase) in other assets	(14,307)	(297)	4,015
Increase (decrease) in accounts payable and accrued liabilities	209,982	94,687	2,513
Increase (decrease) in payable to affiliates	(19,537)	21,475	(8,427)
Increase (decrease) in payables to pre-petition creditors	—	—	(3,837)
Increase (decrease) in other noncurrent liabilities	19,385	2,573	(2,625)
	$(33,023)	$(21,966)	$(13,192)
Non-cash transactions
In connection with our acquisition of the noncontrolling interest in Rose Rock in 2016 (Note 5), we recorded a reduction to our deferred tax liabilities and offsetting increase to additional paid-in capital of $143.3 million associated with the transaction. This non-cash adjustment represents the deferred tax impact of the difference between the book value of the noncontrolling interest acquired and the tax basis which is stepped-up to the fair market value of the consideration which included the common shares issued and the assumption of liabilities associated with the noncontrolling interest.
On February 13, 2015, we contributed Wattenburg Oil Trunkline and Glass Mountain Holding, LLC, which held our 50% interest in Glass Mountain, to Rose Rock. As the acquisition was between parties under common control, Rose Rock recorded its interest in acquired assets and liabilities at SemGroup's historical value and SemGroup did not recognize a gain on the transaction. We recorded a reduction of $51.5 million to noncontrolling interests in consolidated subsidiaries and an offsetting increase to additional paid-in capital of $30.7 million, net of a tax impact of $20.8 million. These non-cash entries represent the portion of proceeds in excess of historical cost which were attributed to Rose Rock's third-party unitholders related to Rose Rock's common control acquisition from SemGroup.
See Note 15 for discussion of non-cash change to our asset retirement obligation liability for the year ended December 31, 2015.
Other supplemental disclosures
We paid cash for interest totaling $82.0 million, $71.3 million and $64.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.
We paid cash for income taxes (net of refunds received) in the amount of $7.2 million, $0.7 million and $7.3 million during the years ended December 31, 2017, 2016 and 2015, respectively.
We accrued $76.1 million, $1.4 million and $11.8 million at December 31, 2017, 2016 and 2015, respectively, for purchases of property, plant and equipment.
We financed prepayments of insurance premiums of $6.2 million, $4.7 million and $4.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

22.    QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized information on our consolidated results of operations for the quarters during the year ended December 31, 2017 is shown below (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$456,100	$473,089	$545,922	$606,806	$2,081,917
Loss (gain) on disposal or impairment, net	2,410	(234)	41,625	(30,468)	13,333
Other operating costs and expenses	447,324	465,807	546,263	579,055	2,038,449
Total expenses	449,734	465,573	587,888	548,587	2,051,782
Earnings from equity method investments	17,091	17,753	17,367	15,120	67,331
Operating income (loss)	23,457	25,269	(24,599)	73,339	97,466
Other expenses, net	33,639	12,033	31,753	39,579	117,004
Income (loss) from continuing operations before income taxes	(10,182)	13,236	(56,352)	33,760	(19,538)
Income tax expense (benefit)	95	3,625	(37,249)	31,141	(2,388)
Net income (loss)	$(10,277)	$9,611	$(19,103)	$2,619	$(17,150)
Earnings (loss) per share—basic	$(0.16)	$0.15	$(0.25)	$0.03	$(0.24)
Earnings (loss) per share—diluted	$(0.16)	$0.15	$(0.25)	$0.03	$(0.24)
The first quarter in the table above includes a $4.5 million out of period loss on disposal of rights-of-way related to immaterial prior period errors. The third and fourth quarters in the table above include the impact of our third quarter acquisition of HFOTCO (Note 5). The third quarter includes the impairment of goodwill and intangible assets related to our crude oil trucking operations of $26.6 million and $12.1 million, respectively. The fourth quarter includes the write-down of our Mexican asphalt and U.K. businesses to net realizable value (Note 4). We recorded impairments of $13.5 million and $76.7 million for the Mexican asphalt and U.K. businesses, respectively. The fourth quarter also includes a $150.3 million gain on the sale of Glass Mountain (Note 6).

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

22.	QUARTERLY FINANCIAL DATA (UNAUDITED), Continued

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

23.    RELATED PARTY TRANSACTIONS
As described in Note 6, we own equity method investments in the general partner of NGL Energy, a 51% ownership interest in White Cliffs and, until December 22, 2017, a 50% interest in Glass Mountain.
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
During the years ended December 31, 2017, 2016 and 2015, we generated the following transactions with related parties (in thousands):

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

23.	RELATED PARTY TRANSACTIONS, Continued

	Year Ended December 31,
	2017	2016	2015
NGL Energy
Revenues	$45,918	$61,639	$157,732
Purchases	$29,695	$57,739	$138,095

White Cliffs
Crude oil revenues	$436	$4,973	$—
Storage revenues	$4,350	$4,350	$4,300
Transportation fees	$11,298	$10,797	$5,253
Management fees	$519	$494	$471
Crude oil purchases	$11,870	$4,758	$—

Glass Mountain
Transportation fees	$8,140	$7,479	$2,997
Management fees	$748	$793	$770
Crude oil purchases	$1,319	$385	$2,087

24.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS
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
Condensed consolidating financial statements for the Parent, the Guarantors and non-guarantors as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015 are presented on an equity method basis in the tables below (in thousands).
Intercompany receivable and payable balances, including notes receivable and payable, are capital transactions primarily to facilitate the capital needs of our subsidiaries. As such, subsidiary intercompany balances have been reported as a reduction to equity on the condensed consolidating Guarantor balance sheets. The Parent's net intercompany balance, including note receivable, and investments in subsidiaries have been reported in equity method investments on the condensed consolidating Guarantor balance sheets. Intercompany transactions, such as daily cash management activities, have been reported as financing activities within the condensed consolidating Guarantor statements of cash flows. The Parent's investing activities with subsidiaries have been reflected as cash flows from investing activities. These balances are eliminated through consolidating adjustments below.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

24.    CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Balance Sheets

	December 31, 2017
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$32,457	$—	$69,872	$(8,630)	$93,699
Accounts receivable	(9)	562,967	90,526	—	653,484
Receivable from affiliates	58	1,421	212	—	1,691
Current assets held for sale	—	—	38,063	—	38,063
Inventories	—	101,665	—	—	101,665
Other current assets	6,671	4,493	3,133	—	14,297
Total current assets	39,177	670,546	201,806	(8,630)	902,899
Property, plant and equipment	8,086	1,002,982	2,304,063	—	3,315,131
Equity method investments	3,085,274	964,930	—	(3,764,923)	285,281
Goodwill	—	—	257,302	—	257,302
Other intangible assets	10	127,783	270,850	—	398,643
Other noncurrent assets, net	45,587	3,097	83,916	—	132,600
Noncurrent assets held for sale	—	—	84,961	—	84,961
Total assets	$3,178,134	$2,769,338	$3,202,898	$(3,773,553)	$5,376,817
LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$646	$533,651	$53,601	$—	$587,898
Payable to affiliates	10	6,961	—	—	6,971
Accrued liabilities	38,747	26,275	66,387	(2)	131,407
Current liabilities held for sale	—	—	23,847	—	23,847
Other current liabilities	1,922	5,532	8,984	—	16,438
Total current liabilities	41,325	572,419	152,819	(2)	766,561
Long-term debt	1,474,491	6,690	1,395,104	(23,190)	2,853,095
Deferred income taxes	1,892	—	44,693	—	46,585
Other noncurrent liabilities	2,061	—	36,434	—	38,495
Noncurrent liabilities held for sale	—	—	13,716	—	13,716
Commitments and contingencies
Total owners’ equity	1,658,365	2,190,229	1,560,132	(3,750,361)	1,658,365
Total liabilities and owners’ equity	$3,178,134	$2,769,338	$3,202,898	$(3,773,553)	$5,376,817

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

24.    CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

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

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

24.    CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Statements of Operations

	Year Ended December 31, 2017
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$1,468,754	$153,164	$—	$1,621,918
Service	—	149,197	242,069	—	391,266
Lease	—	—	5,843	—	5,843
Other	—	—	62,890	—	62,890
Total revenues	—	1,617,951	463,966	—	2,081,917
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	1,383,868	131,023	—	1,514,891
Operating	—	113,503	141,261	—	254,764
General and administrative	42,422	26,143	41,808	—	110,373
Depreciation and amortization	2,294	70,053	86,074	—	158,421
Loss (gain) on disposal or impairment, net	—	(79,585)	92,918	—	13,333
Total expenses	44,716	1,513,982	493,084	—	2,051,782
Earnings from equity method investments	68,964	(11,564)	—	9,931	67,331
Operating income (loss)	24,248	92,405	(29,118)	9,931	97,466
Other expenses (income):
Interest expense	40,053	38,791	25,019	(854)	103,009
Loss on early extinguishment of debt	19,930	—	—	—	19,930
Foreign currency transaction gain	(2,764)	—	(1,945)	—	(4,709)
Other income, net	(913)	(33)	(1,134)	854	(1,226)
Total other expenses, net	56,306	38,758	21,940	—	117,004
Income (loss) from continuing operations before income taxes	(32,058)	53,647	(51,058)	9,931	(19,538)
Income tax expense (benefit)	(14,908)	—	12,520	—	(2,388)
Income (loss) from continuing operations	(17,150)	53,647	(63,578)	9,931	(17,150)
Net income (loss)	$(17,150)	$53,647	$(63,578)	$9,931	$(17,150)
Net income (loss)	$(17,150)	$53,647	$(63,578)	$9,931	$(17,150)
Other comprehensive income (loss), net of income taxes	(11,987)	(573)	32,673	—	20,113
Comprehensive income (loss)	$(29,137)	$53,074	$(30,905)	$9,931	$2,963

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

24.    CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Year Ended December 31, 2016
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$872,961	$136,448	$—	$1,009,409
Service	—	162,460	102,570	—	265,030
Other	—	—	57,725	—	57,725
Total revenues	—	1,035,421	296,743	—	1,332,164
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	761,971	111,460	—	873,431
Operating	—	115,431	96,668	—	212,099
General and administrative	22,349	31,196	30,363	—	83,908
Depreciation and amortization	1,647	68,669	28,488	—	98,804
Loss (gain) on disposal or impairment, net	—	16,115	(67)	—	16,048
Total expenses	23,996	993,382	266,912	—	1,284,290
Earnings from equity method investments	56,815	81,366	—	(64,424)	73,757
Loss on issuance of common units by equity method investee	(41)	—	—	—	(41)
Operating income	32,778	123,405	29,831	(64,424)	121,590
Other expenses (income):
Interest expense (income)	(4,002)	72,277	(4,819)	(806)	62,650
Foreign currency transaction loss	—	—	4,759	—	4,759
Loss on sale or impairment of non-operated equity method investment, net	30,644	—	—	—	30,644
Other expenses (income), net	(339)	63	(1,524)	806	(994)
Total other expenses (income), net	26,303	72,340	(1,584)	—	97,059
Income from continuing operations before income taxes	6,475	51,065	31,415	(64,424)	24,531
Income tax expense	4,380	—	6,888	—	11,268
Income from continuing operations	2,095	51,065	24,527	(64,424)	13,263
Loss from discontinued operations, net of income taxes	—	—	(1)	—	(1)
Net income	2,095	51,065	24,526	(64,424)	13,262
Less: net income attributable to noncontrolling interests	—	11,167	—	—	11,167
Net income attributable to SemGroup	$2,095	$39,898	$24,526	$(64,424)	$2,095
Net income	$2,095	$51,065	$24,526	$(64,424)	$13,262
Other comprehensive income (loss), net of income taxes	7,360	1,223	(23,935)	—	(15,352)
Comprehensive income (loss)	9,455	52,288	591	(64,424)	(2,090)
Less: comprehensive income attributable to noncontrolling interests	—	11,167	—	—	11,167
Comprehensive income (loss) attributable to SemGroup	$9,455	$41,121	$591	$(64,424)	$(13,257)

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

24.    CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Year Ended December 31, 2015
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$900,303	$218,583	$—	$1,118,886
Service	—	188,429	71,113	—	259,542
Other	—	—	76,666	—	76,666
Total revenues	—	1,088,732	366,362	—	1,455,094
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	808,776	170,773	—	979,549
Operating	—	117,541	106,902	—	224,443
General and administrative	29,914	31,021	36,431	—	97,366
Depreciation and amortization	1,522	73,393	25,967	—	100,882
Loss on disposal or impairment, net	—	10,399	1,073	—	11,472
Total expenses	31,436	1,041,130	341,146	—	1,413,712
Earnings from equity method investments	65,512	86,518	—	(70,644)	81,386
Gain on issuance of common units by equity method investee	6,385	—	—	—	6,385
Operating income	40,461	134,120	25,216	(70,644)	129,153
Other expenses (income):
Interest expense (income)	2,230	69,664	(262)	(1,957)	69,675
Foreign currency transaction gain	(5)	—	(1,062)	—	(1,067)
Gain on sale of non-operated equity method investment	(14,517)	—	—	—	(14,517)
Other income, net	(2,048)	(38)	(1,155)	1,957	(1,284)
Total other expenses (income), net	(14,340)	69,626	(2,479)	—	52,807
Income from continuing operations before income taxes	54,801	64,494	27,695	(70,644)	76,346
Income tax expense	24,482	—	9,048	—	33,530
Income from continuing operations	30,319	64,494	18,647	(70,644)	42,816
Loss from discontinued operations, net of income taxes	—	(3)	(1)	—	(4)
Net income	30,319	64,491	18,646	(70,644)	42,812
Less: net income attributable to noncontrolling interests	—	12,492	—	—	12,492
Net income attributable to SemGroup	$30,319	$51,999	$18,646	$(70,644)	$30,320
Net income	$30,319	$64,491	$18,646	$(70,644)	$42,812
Other comprehensive income (loss), net of income taxes	17,420	430	(49,271)	—	(31,421)
Comprehensive income (loss)	47,739	64,921	(30,625)	(70,644)	11,391
Less: comprehensive income attributable to noncontrolling interests	—	12,492	—	—	12,492
Comprehensive income (loss) attributable to SemGroup	$47,739	$52,429	$(30,625)	$(70,644)	$(1,101)

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

24.    CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Statements of Cash Flows

	Year Ended December 31, 2017
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(46,556)	$98,857	$88,175	$—	$140,476
Cash flows from investing activities:
Capital expenditures	(4,554)	(135,999)	(322,160)	—	(462,713)
Proceeds from sale of equity method investment and other long-lived assets	—	312,492	2,329	—	314,821
Contributions to equity method investments	—	(26,444)	—	—	(26,444)
Payments to acquire business, net of cash acquired	—	—	(294,239)	—	(294,239)
Distributions from equity method investees in excess of equity in earnings	—	28,774	—	—	28,774
Net cash provided by (used in) investing activities	(4,554)	178,823	(614,070)	—	(439,801)
Cash flows from financing activities:
Debt issuance costs	(11,116)	—	—	—	(11,116)
Borrowings on credit facilities and issuance of senior unsecured notes	1,470,377	—	55,000	—	1,525,377
Principal payments on credit facilities and other obligations	(1,049,652)	(26)	(2,750)	—	(1,052,428)
Debt extinguishment costs	(16,293)	—	—	—	(16,293)
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(1,473)	—	—	—	(1,473)
Dividends paid	(129,925)	—	—	—	(129,925)
Proceeds from issuance of common stock under employee stock purchase plan	1,114	—	—	—	1,114
Intercompany borrowings (advances), net	(198,467)	(277,654)	480,169	(4,048)	—
Net cash provided by (used in) financing activities	64,565	(277,680)	532,419	(4,048)	315,256
Effect of exchange rate changes on cash and cash equivalents	—	—	3,552	—	3,552
Change in cash and cash equivalents	13,455	—	10,076	(4,048)	19,483
Cash and cash equivalents at beginning of period	19,002	—	59,796	(4,582)	74,216
Cash and cash equivalents at end of period	$32,457	$—	$69,872	$(8,630)	$93,699

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

24.    CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Year Ended December 31, 2016
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$84,460	$79,054	$65,282	$(58,822)	$169,974
Cash flows from investing activities:
Capital expenditures	(2,928)	(56,102)	(253,426)	—	(312,456)
Proceeds from sale of long-lived assets	—	53	98	—	151
Contributions to equity method investments	—	(4,188)	—	—	(4,188)
Proceeds from sale of common units of equity method investee	60,483	—	—	—	60,483
Distributions from equity method investments in excess of equity in earnings	—	27,726	—	—	27,726
Net cash provided by (used in) investing activities	57,555	(32,511)	(253,328)	—	(228,284)
Cash flows from financing activities:
Debt issuance costs	(7,728)	—	—	—	(7,728)
Borrowings on credit facilities and issuance of senior unsecured notes	382,500	—	—	—	382,500
Principal payments on debt and other obligations	(396,859)	(31)	—	—	(396,890)
Proceeds from issuance of common shares, net of offering costs	223,025	—	—	—	223,025
Distributions to noncontrolling interests	—	(32,133)	—	—	(32,133)
Repurchase of common stock	(965)	—	—	—	(965)
Dividends paid	(92,910)	—	—	—	(92,910)
Proceeds from issuance of common stock under employee stock purchase plan	1,010	—	—	—	1,010
Intercompany borrowings (advances), net	(235,645)	(23,437)	203,278	55,804	—
Net cash provided by (used in) financing activities	(127,572)	(55,601)	203,278	55,804	75,909
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,479)	—	(1,479)
Change in cash and cash equivalents	14,443	(9,058)	13,753	(3,018)	16,120
Cash and cash equivalents at beginning of period	4,559	9,058	46,043	(1,564)	58,096
Cash and cash equivalents at end of period	$19,002	$—	$59,796	$(4,582)	$74,216

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

24.    CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Year Ended December 31, 2015
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$37,259	$122,838	$58,845	$(37,180)	$181,762
Cash flows from investing activities:
Capital expenditures	(1,740)	(197,074)	(280,716)	—	(479,530)
Proceeds from sale of long-lived assets	—	257	3,431	—	3,688
Contributions to equity method investments	—	(46,730)	—	—	(46,730)
Proceeds from the sale of interest in SemCrude Pipeline, L.L.C. to Rose Rock Midstream, L.P.	251,181	—	—	(251,181)	—
Proceeds from sale of common units of equity method investee	56,318	—	—	—	56,318
Distributions from equity method investments in excess of equity in earnings	35,340	24,113	—	(35,340)	24,113
Net cash provided by (used in) investing activities	341,099	(219,434)	(277,285)	(286,521)	(442,141)
Cash flows from financing activities:
Debt issuance costs	(601)	(5,688)	—	—	(6,289)
Borrowings on credit facilities and issuance of senior unsecured notes	181,000	686,208	—	—	867,208
Principal payments on credit facilities and other obligations	(186,000)	(374,049)	—	—	(560,049)
Distributions to noncontrolling interests	—	(40,410)	—	—	(40,410)
Proceeds from issuance of common units, net of offering costs	—	89,119	—	—	89,119
Repurchase of common stock	(4,261)	—	—	—	(4,261)
Dividends paid	(69,514)	—	—	—	(69,514)
Proceeds from issuance of common stock under employee stock purchase plan	1,223	—	—	—	1,223
Intercompany borrowings (advances), net	(304,900)	(253,150)	231,812	326,238	—
Net cash provided by (used in) financing activities	(383,053)	102,030	231,812	326,238	277,027
Effect of exchange rate changes on cash and cash equivalents	—	—	850	—	850
Change in cash and cash equivalents	(4,695)	5,434	14,222	2,537	17,498
Cash and cash equivalents at beginning of period	9,254	3,624	31,821	(4,101)	40,598
Cash and cash equivalents at end of period	$4,559	$9,058	$46,043	$(1,564)	$58,096