Form 10-Q
period 2018-03-31
SemGroup Corp
filed 2018-05-09
CIK 1489136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class		Outstanding at April 30, 2018
Class A	Common stock, $0.01 par	79,029,331	Shares
Class B	Common stock, $0.01 par	—	Shares

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SEMGROUP CORPORATION
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par value)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$285,498	$93,699
Accounts receivable (net of allowance of $1,788 and $2,628, respectively)	535,705	653,484
Receivable from affiliates	937	1,691
Inventories	81,542	101,665
Current assets held for sale	2,501	38,063
Other current assets	17,341	14,297
Total current assets	923,524	902,899
Property, plant and equipment (net of accumulated depreciation of $483,904 and $444,842, respectively)	3,380,574	3,315,131
Equity method investments	279,054	285,281
Goodwill	257,302	257,302
Other intangible assets (net of accumulated amortization of $64,810 and $56,409, respectively)	390,242	398,643
Other noncurrent assets	142,845	132,600
Noncurrent assets held for sale	65,784	84,961
Total assets	$5,439,325	$5,376,817
LIABILITIES, PREFERRED STOCK AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$492,507	$587,898
Payable to affiliates	2,321	6,971
Accrued liabilities	100,373	131,407
Deferred revenue	8,312	7,518
Current liabilities held for sale	2,434	23,847
Other current liabilities	19,184	3,395
Current portion of long-term debt	5,527	5,525
Total current liabilities	630,658	766,561
Long-term debt, net	2,733,957	2,853,095
Deferred income taxes	60,551	46,585
Other noncurrent liabilities	37,384	38,495
Noncurrent liabilities held for sale	14,258	13,716
Commitments and contingencies (Note 7)
Preferred stock, $0.01 par value, $350,000 liquidation preference (authorized - 4,000 shares; issued - 350 and 0 shares, respectively)	342,354	—
SemGroup owners’ equity:
Common stock, $0.01 par value (authorized - 100,000 shares; issued - 79,062 and 79,708 shares, respectively)	785	786
Additional paid-in capital	1,735,646	1,770,117
Treasury stock, at cost (35 and 1,024 shares, respectively)	(381)	(8,031)
Accumulated deficit	(80,257)	(50,706)
Accumulated other comprehensive loss	(35,630)	(53,801)
Total owners’ equity	1,620,163	1,658,365
Total liabilities, preferred stock and owners’ equity	$5,439,325	$5,376,817
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenues:
Product	$510,768	$373,361
Service	131,895	68,193
Lease	4,329	—
Other	14,617	14,546
Total revenues	661,609	456,100
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	496,132	348,998
Operating	69,791	52,083
General and administrative	26,477	21,712
Depreciation and amortization	50,536	24,599
Loss (gain) on disposal or impairment, net	(3,566)	2,410
Total expenses	639,370	449,802
Earnings from equity method investments	12,614	17,091
Operating income	34,853	23,389
Other expenses (income), net:
Interest expense	42,461	13,867
Loss on early extinguishment of debt	—	19,922
Foreign currency transaction loss	3,294	—
Other income, net	(950)	(218)
Total other expenses, net	44,805	33,571
Loss before income taxes	(9,952)	(10,182)
Income tax expense	23,083	95
Net loss	(33,035)	(10,277)
Less: cumulative preferred stock dividends	4,832	—
Net loss attributable to common shareholders	$(37,867)	$(10,277)
Net loss	$(33,035)	$(10,277)
Other comprehensive income, net of income tax	18,171	6,033
Comprehensive loss	$(14,864)	$(4,244)
Net loss per common share (Note 12):
Basic	$(0.48)	$(0.16)
Diluted	$(0.48)	$(0.16)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(33,035)	$(10,277)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	50,536	24,599
Loss (gain) on disposal or impairment of long-lived assets, net	(3,566)	2,410
Earnings from equity method investments	(12,614)	(17,091)
Distributions from equity method investments	12,605	17,301
Amortization of debt issuance costs and discount	1,796	1,364
Loss on early extinguishment of debt	—	19,922
Deferred tax expense (benefit)	10,044	(634)
Non-cash equity compensation	2,196	2,757
Provision for uncollectible accounts receivable, net of recoveries	(173)	151
Foreign currency transaction loss	3,294	—
Inventory valuation adjustment	—	455
Changes in operating assets and liabilities (Note 13)	52,497	(12,948)
Net cash provided by operating activities	83,580	28,009
Cash flows from investing activities:
Capital expenditures	(131,784)	(92,248)
Proceeds from sale of long-lived assets	16	15,500
Contributions to equity method investments	(309)	(2,490)
Proceeds from the sale of Mexican asphalt business, net	63,830	—
Distributions in excess of equity in earnings of affiliates	6,545	4,392
Net cash used in investing activities	(61,702)	(74,846)
Cash flows from financing activities:
Debt issuance costs	(459)	(4,632)
Borrowings on credit facilities and issuance of senior notes, net of discount	—	437,018
Principal payments on credit facilities and other obligations	(134,246)	(348,278)
Debt extinguishment costs	—	(16,293)
Proceeds from issuance preferred stock, net of offering costs	342,354	—
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(381)	(1,047)
Dividends paid	(37,230)	(29,770)
Proceeds from issuance of common stock under employee stock purchase plan	24	231
Net cash provided by financing activities	170,062	37,229
Effect of exchange rate changes on cash and cash equivalents	(141)	1,248
Change in cash and cash equivalents	191,799	(8,360)
Cash and cash equivalents at beginning of period	93,699	74,216
Cash and cash equivalents at end of period	$285,498	$65,856

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

1.	OVERVIEW
SemGroup Corporation is a Delaware corporation headquartered in Tulsa, Oklahoma. The terms “we,” “our,” “us,” “SemGroup,” “the Company” and similar language used in these notes to the unaudited condensed consolidated financial statements refer to SemGroup Corporation and its subsidiaries.
Basis of presentation
The accompanying condensed consolidated balance sheet at December 31, 2017, which is derived from audited financial statements, and the unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements include all normal and recurring adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Company and the results of its operations and its cash flows.
Our condensed consolidated financial statements include the accounts of our controlled subsidiaries. All significant transactions between our consolidated subsidiaries have been eliminated.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Although management believes these estimates are reasonable, actual results could differ materially from these estimates. The results of operations for the three months ended March 31, 2018, are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.
Pursuant to the rules and regulations of the SEC, the accompanying condensed consolidated financial statements do not include all of the information and notes normally included with financial statements prepared in accordance with U.S. GAAP. Certain reclassifications have been made to conform previously reported balances to the current presentation. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2017, which are included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC.
Our significant accounting policies are consistent with those described in our Annual Report on Form 10-K for the year ended December 31, 2017.
Recently adopted accounting pronouncements
In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting”, to provide clarity and reduce diversity in practice in determining which changes to terms or conditions of a share-based payment award require an entity to apply modification accounting under Accounting Standards Codification Topic 718. We adopted this guidance in the first quarter of 2018. The impact was not material.
In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost”, which requires that an employer disaggregate the service cost component from other components of net benefit cost. This ASU also provides explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allows only the service cost component of net benefit cost to be eligible for capitalization. We adopted this guidance retrospectively in the first quarter of 2018. For the three months ended March 31, 2017, we reclassified $0.1 million of non-service pension costs from “general and administrative expense” to “other expense (income)”.
In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory”, which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. We adopted this guidance in the first quarter of 2018. The impact was not material.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)”, to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The update addresses eight different transaction types and clarifies how to classify each in the statement of cash flows, where previously there was unclear or no specific guidance. We adopted this guidance in the first quarter of 2018. The impact was not material.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

1.	OVERVIEW, Continued

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, as amended, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than were required under previous U.S. GAAP.
On January 1, 2018, we adopted the guidance of ASU 2014-09, codified as Accounting Standards Codification 606 - Revenue from Contracts with Customers (“ASC 606”), using a modified retrospective approach. Upon adoption, a reduction to accumulated deficit of $11.5 million was recorded to reflect the impact of adoption related to uncompleted contracts at the date of adoption. The impacts of adoption to the current period results are as follows (in thousands):

	Three Months Ended March 31, 2018
	Under ASC 606	Under ASC 605	Increase/(Decrease)
Accounts receivable, net	$535,705	$534,350	$1,355
Other noncurrent assets	$142,845	$124,836	$18,009
Other current liabilities	$19,184	$18,341	$843
Deferred income taxes	$60,551	$54,970	$5,581
Accumulated deficit	$(80,257)	$(93,197)	$12,940

Revenue	$661,609	$655,723	$5,886
Cost of sales	$496,132	$492,591	$3,541
General and administrative expense	$26,477	$26,377	$100
Income tax expense (benefit)	$23,083	$22,265	$818
Net loss	$(33,035)	$(34,462)	$1,427
Net loss attributable to common shareholders	$(37,867)	$(39,294)	$1,427
Net loss per common share:
Basic	$(0.48)	$(0.50)	$0.02
Diluted	$(0.48)	$(0.50)	$0.02

•
Changes to revenue primarily relate to the timing of recognition of deficiencies on take-or-pay agreements for which there is a contractual make-up period and a change to reporting certain gas gathering and processing fees as revenue rather than a reduction of cost of sales. Under ASC 605 - Revenue (“ASC 605”), revenue related to deficiencies with a make-up period was deferred until the contractual right to make-up a deficiency expired. Under ASC 606, we recognize all or a portion of revenue related to deficiencies before the make-up period expires if we determine that it is probable that the customer will not make-up all or some of its deficient volumes, for example if there is insufficient capacity to make up the deficient volumes. This may lead to earlier recognition of deficiency revenues under ASC 606 as compared with ASC 605.

•
Changes to cost of sales are due to how certain gathering and processing fees related to percentage of proceeds contracts are treated as revenues rather than reductions to purchase price of commodities (cost of sales).

•
Changes to accounts receivable, net and noncurrent receivables (included in other noncurrent assets on the condensed consolidated balance sheets) primarily relate to the timing of recognizing take-or-pay deficiencies with make-up rights as discussed above. Noncurrent receivables related to contracts for which we do not have the right to bill the customer for deficiencies until the contract expiration date.

•
Changes to other noncurrent assets include success fee payments to third parties for certain contracts which were expensed as incurred under ASC 605, but which have been recognized as assets under ASC 606 and are amortized to general and administrative expense in the consolidated statement of operations and comprehensive income (loss).

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

1.	OVERVIEW, Continued

•	Changes to deferred income taxes primarily relate to the deferred tax impact of adoption entries.

•	Changes to retained earnings are due to the impact of adoption at January 1, 2018, as described above, and cumulative differences in net income through March 31, 2018.
See Note 10 for additional information.
Recent accounting pronouncements not yet adopted
In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. For public entities, this ASU is effective for annual periods beginning after December 15, 2018, and interim periods within those years and early adoption is permitted in the year prior to the effective date. We will adopt this guidance in the first quarter of 2019. The amendments in this update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The impact is not expected to be material.
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
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which amends the existing lease guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by operating and finance leases and to disclose additional quantitative and qualitative information about leasing arrangements. This ASU, as amended, also provides clarifications surrounding the presentation of the effects of leases in the income statement and statement of cash flows. For public entities, this ASU will be effective for annual periods beginning after December 15, 2018, and interim periods within those years. The new guidance will be applied using a modified retrospective approach and early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements, but are not yet able to quantify the impact. We continue to monitor FASB activity related to this ASU and have engaged with various peer groups to assess certain interpretive issues related to this ASU. We will adopt this guidance in the first quarter of 2019.

2.	DISPOSALS OR IMPAIRMENTS OF LONG-LIVED ASSETS

On March 15, 2018, we completed the sale of our Mexican asphalt business for $73.5 million, including working capital, subject to customary post-closing adjustments. We recorded a pre-tax gain on disposal of $4.4 million for the three months ended March 31, 2018. The Mexican asphalt business contributed $2.3 million of pre-tax income for the three months ended March 31, 2018, excluding the gain on disposal.
On February 23, 2018, we entered into an agreement to sell our U.K. operations, SemLogistics. In addition to the sale price, the agreement provides for potential earnout payments to be made to SemGroup if certain revenue targets are met in the four years following the close of the transaction. SemGroup intends to use proceeds from the sale toward its capital raise plan and to pre-fund capital growth projects. The sale was completed on April 12, 2018, for $76.8 million in cash, subject to customary post-closing adjustments.
At March 31, 2018, the assets and liabilities of our storage and terminalling business in the U.K. are reflected on the consolidated balance sheet as held for sale and have been written down to net realizable value of $75.1 million. For the three months ended March 31, 2018, we recorded a pre-tax loss of $0.2 million to adjust the carrying value of the U.K. operations to net realizable value. The U.K. business contributed a pre-tax income of $5.8 million for the three months ended March 31, 2018, excluding the loss recorded to adjust the assets held for sale to net realizable value. At March 31, 2018, the U.K. assets and liabilities held for sale included $142.6 million of property, plant and equipment, $2.5 million of current assets and $2.4 million of current liabilities. Asset and liability balances disclosed above do not reflect adjustments to carry the balances at net realizable value.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

3.	EQUITY METHOD INVESTMENTS

Our equity method investments consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
White Cliffs Pipeline, L.L.C.	$260,126	$266,362
NGL Energy Partners LP	18,928	18,919
Total equity method investments	$279,054	$285,281
Our earnings from equity method investments consisted of the following (in thousands):

	Three Months Ended March 31,
	2018	2017
White Cliffs Pipeline, L.L.C.	$12,605	$15,193
Glass Mountain Pipeline, LLC	—	1,895
NGL Energy Partners LP	9	3
Total earnings from equity method investments	$12,614	$17,091
Cash distributions received from equity method investments consisted of the following (in thousands):

	Three Months Ended March 31,
	2018	2017
White Cliffs Pipeline, L.L.C.	$19,150	$18,190
Glass Mountain Pipeline, LLC	—	3,503
Total cash distributions received from equity method investments	$19,150	$21,693
White Cliffs Pipeline, L.L.C.
We own a 51% interest in White Cliffs Pipeline, L.L.C. (“White Cliffs”), which we account for under the equity method. Certain unaudited summarized income statement information of White Cliffs for the three months ended March 31, 2018 and 2017, is shown below (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenue	$40,391	$50,184
Cost of products sold, exclusive of depreciation and amortization shown below	$384	$4,113
Operating, general and administrative expenses	$5,402	$6,240
Depreciation and amortization expense	$9,592	$9,256
Net income	$25,014	$30,575
Our equity in earnings of White Cliffs for the three months ended March 31, 2018 and 2017, is less than 51% of the net income of White Cliffs for the same periods. This is due to certain general and administrative expenses we incur in managing the operations of White Cliffs that the other owners are not obligated to share.
Glass Mountain Pipeline, LLC
On December 22, 2017, we completed the sale of our equity method investment in Glass Mountain Pipeline LLC (“Glass Mountain”) for $300 million, subject to working capital and other adjustments. Proceeds from the sale were used to repay borrowings on SemGroup's revolving credit facility.

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

4.	FINANCIAL INSTRUMENTS
Fair value of financial instruments
We record certain financial assets and liabilities at fair value at each balance sheet date. The tables below summarize the balances of derivative assets and liabilities at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018
	Level 1	Level 2	Level 3	Netting (1)	Total - Net
Assets:
Commodity derivatives (2)	$31	$—	$—	$(31)	$—
Interest rate swaps	—	—	130	—	130
Total assets	31	—	130	(31)	130
Liabilities:
Commodity derivatives	3,625	—	—	(31)	3,594
Foreign currency forwards	—	1,778	—	—	1,778
Total liabilities	3,625	1,778	—	(31)	5,372
Net assets (liabilities) at fair value	$(3,594)	$(1,778)	$130	$—	$(5,242)

	December 31, 2017
	Level 1	Level 2	Level 3	Netting (1)	Total - Net
Assets:
Commodity derivatives (2)	$602	$—	$—	$(602)	$—
Foreign currency forwards	—	2,564	—	—	2,564
Total assets	602	2,564	—	(602)	2,564
Liabilities:
Commodity derivatives	1,970	—	—	(602)	1,368
Interest rate swaps	—	—	1,228	—	1,228
Total liabilities	1,970	—	1,228	(602)	2,596
Net assets (liabilities) at fair value	$(1,368)	$2,564	$(1,228)	$—	$(32)
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

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

4.	FINANCIAL INSTRUMENTS, Continued

which there is not a highly liquid market and therefore are not included in Level 2 above and interest rate swaps for which certain unobservable inputs are used in the valuation.
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value levels. At March 31, 2018, all of our physical fixed price forward purchases and sales commodity contracts were being accounted for as normal purchases and normal sales.
The following table summarizes changes in the fair value of our net financial liabilities classified as Level 3 in the fair value hierarchy (in thousands):

Three Months Ended March 31, 2018
Net liabilities (asset) - beginning balance	$1,228
Transfers out of Level 3	—
Realized/Unrealized (gain) loss included in earnings*	(1,074)
Settlements	(284)
Net liabilities (asset) - ending balance	$(130)
*Gains and losses related to interest rate swaps are recorded in interest expense in the condensed consolidated statements of operations and comprehensive income (loss).
There were no financial assets or liabilities recorded at fair value which were classified as Level 3 during the three months ended March 31, 2017.
See Note 6 for fair value of debt instruments. The approximate fair value of cash and cash equivalents, accounts receivable and accounts payable is equal to book value due to the short-term nature of these items.
Commodity derivative contracts
Our consolidated results of operations and cash flows are impacted by changes in market prices for petroleum products. This exposure to commodity price risk is managed, in part, by entering into various commodity derivatives.
We seek to manage the price risk associated with our marketing operations by limiting our net open positions through (i) the concurrent purchase and sale of like quantities of petroleum products to create back-to-back transactions that are intended to lock in positive margins based on the timing, location or quality of the petroleum products purchased and delivered or (ii) derivative contracts. Our storage and transportation assets can also be used to mitigate time and location basis risks, respectively. All marketing activities are subject to our Comprehensive Risk Management Policy, Delegation of Authority policy and their supporting policies and procedures, which establish limits in order to manage risk and mitigate financial exposure.
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
The following table sets forth the notional quantities for derivative instruments entered into (in thousands of barrels):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

4.	FINANCIAL INSTRUMENTS, Continued

	Three Months Ended March 31,
	2018	2017
Sales	4,139	4,312
Purchases	3,375	4,131
We have not designated any of our commodity derivative instruments as accounting hedges. We have recorded the fair value of our commodity derivative instruments on our condensed consolidated balance sheets in “other current assets” and “other current liabilities” in the following amounts (in thousands):

	March 31, 2018		December 31, 2017
	Assets	Liabilities	Assets	Liabilities
Commodity contracts	$—	$3,594	$—	$1,368
We have posted margin deposits as collateral with brokers who have the right of set off associated with these funds. At March 31, 2018 and December 31, 2017, our margin deposit balances were in net asset positions of $5.0 million and $1.9 million, respectively. These margin account balances have not been offset against our net commodity derivative instrument (contract) positions. Had these margin deposits been netted against our net commodity derivative instrument (contract) positions as of March 31, 2018 and December 31, 2017, we would have had asset positions of $1.4 million and $0.5 million, respectively.
Realized and unrealized gains (losses) from our commodity derivatives were recorded to product revenue in the following amounts (in thousands):

	Three Months Ended March 31,
	2018	2017
Commodity contracts	$(3,136)	$4,661
Interest rate swaps
At March 31, 2018, we had interest rate swaps which allow us to limit exposure to interest rate fluctuations. The swaps only apply to a portion of our outstanding debt and provide only partial mitigation of interest rate fluctuations. We have not designated the swaps as hedges, as such, changes in the fair value of the swaps are recorded through current period earnings as a component of interest expense. At March 31, 2018, we had interest rate swaps with notional values of $490.4 million. At March 31, 2018, the fair value of our interest rate swaps was $0.1 million which was reported within “other current assets” in our condensed consolidated balance sheet. For the three months ended March 31, 2018, we recognized realized and unrealized gains of $1.1 million related to interest rate swaps.
Foreign currency forwards
At March 31, 2018, we had foreign currency forwards primarily to purchase Canadian dollars to limit exposure to foreign currency rate fluctuations for capital contributions to our SemCAMS segment primarily to fund capital projects. We have not designated the forwards as hedges, as such, changes in the fair value of the forwards are recorded through current period earnings as a component of foreign currency translation gains and losses. At March 31, 2018, we had foreign currency forwards with notional values of $148.7 million. At March 31, 2018, the fair value of our foreign currency swaps was $1.8 million, which is reported within "other current liabilities" and "other noncurrent liabilities" in our consolidated balance sheet. For the three months ended March 31, 2018, we recognized realized and unrealized losses of $4.4 million related to foreign currency forwards.
Concentrations of risk
During the three months ended March 31, 2018, one customer, primarily of our Crude Supply and Logistics segment, accounted for more than 10% of our consolidated revenue with revenues of $240.2 million. No suppliers accounted for more than 10% of our consolidated costs of products sold.
At March 31, 2018, two third-party customers, primarily of our Crude Supply and Logistics segment, accounted for approximately 32% of our consolidated accounts receivable.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

5.	INCOME TAXES
The effective tax rate was (232)% and (1)% for the three months ended March 31, 2018 and 2017, respectively. The rate for the three months ended March 31, 2018, is impacted by a discrete tax expense related to the vesting of restricted stock in the amount of $1.4 million and a discrete tax expense of $10.9 million in Mexico on the sale of the 100% equity interest in our Mexican asphalt business. The rate is also affected by the US deduction for foreign taxes. The rate for the three months ended March 31, 2017, is impacted by a discrete tax expense related to the vesting of restricted stock in the amount of $1.4 million. Significant items that impacted the effective tax rate for each period, as compared to the U.S. federal statutory rate of 21%, include earnings in foreign jurisdictions taxed at different rates and foreign earnings taxed in foreign jurisdictions as well as in the U.S., since they are disregarded entities for U.S. federal income tax purposes. These combined factors, and the magnitude of the permanent items impacting the tax rate relative to income from continuing operations before income taxes, result in rates that are not comparable between the periods.
We have a valuation allowance on a small portion of our state net operating loss carryovers with shorter carryover periods and a foreign tax credit carryover generated in tax years prior to 2014. We have not released the valuation allowance on the foreign tax credits due to the foreign tax credit limitation and the relative subjectivity of forecasts of the relational magnitude of U.S. and foreign taxable income in future periods, as well as the shorter carryover period available for the credits. Deferred tax assets are reduced by a valuation allowance when a determination is made that it is more likely than not that some, or all, of the deferred tax assets will not be realized based on the weight of all available evidence. Evidence which is objectively verifiable carries a higher weight in the analysis. The ultimate realization of deferred tax assets is dependent upon the existence of sufficient taxable income of the appropriate character within the carryback and carryforward period available under the tax law. Sources of taxable income include future reversals of existing taxable temporary differences, future earnings and available tax planning strategies.
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

6.	LONG-TERM DEBT
Our long-term debt consisted of the following (dollars in thousands):

	Interest rate at March 31, 2018	March 31, 2018	December 31, 2017
Senior unsecured notes due 2022	5.625%	400,000	400,000
Senior unsecured notes due 2023	5.625%	350,000	350,000
Senior unsecured notes due 2025	6.375%	325,000	325,000
Senior unsecured notes due 2026	7.250%	300,000	300,000
SemGroup $1.0 billion corporate revolving credit facility (1)
Eurodollar borrowings		—	131,000
HFOTCO acquisition final payment	8.000%	578,441	565,868
HFOTCO term loan B (2)	5.800%	530,750	532,125
HFOTCO tax exempt notes payable due 2050	2.816%	225,000	225,000
HFOTCO $75 million revolving credit facility (3)	5.403%	60,000	60,000
Capital leases		27	25
Unamortized premium (discount) and debt issuance costs, net		(29,734)	(30,398)
Total long-term debt, net		2,739,484	2,858,620

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

6.	LONG-TERM DEBT, Continued

Less: current portion of long-term debt	5,527	5,525
Noncurrent portion of long-term debt, net	$2,733,957	$2,853,095

(1)	SemGroup $1.0 billion corporate revolving credit facility matures on March 15, 2021.

(2)	HFOTCO term loan B is due in quarterly installments of $1.4 million with a final payment due on August 19, 2021.

(3)	HFOTCO $75 million revolving credit facility matures on August 19, 2019.
HFOTCO acquisition final payment
On April 17, 2018, we made the final payment related to the HFOTCO acquisition in the amount of $579.6 million. The payment was funded through revolving credit facility borrowings and cash on hand.
Pledges and guarantees
Our senior unsecured notes are guaranteed by certain subsidiaries. See Note 15 for additional information.
Our $1.0 billion corporate revolving credit facility is guaranteed by all of SemGroup’s material wholly-owned domestic subsidiaries, with the exception of Maurepas Pipeline LLC and HFOTCO, and secured by a lien on substantially all of the property and assets of SemGroup Corporation and the other loan parties, subject to customary exceptions.
The HFOTCO term loan B, HFOTCO tax exempt notes payable and HFOTCO $75 million revolving credit facility are secured by substantially all of the assets of HFOTCO and its immediate parent, Buffalo Gulf Coast Terminals LLC. The HFOTCO tax exempt notes payable have a priority position over the HFOTCO term loan B and HFOTCO revolving credit facility.
Letters of credit
We had the following outstanding letters of credit at March 31, 2018 (dollars in thousands):

SemGroup $1.0 billion revolving credit facility	2.25%	$39,385
Secured bi-lateral (1)	1.75%	$55,409
(1) Secured bi-lateral letters of credit are external to the SemGroup $1.0 billion revolving credit facility and do not reduce availability for borrowing on the credit facility.
Capitalized interest
During the three months ended March 31, 2018 and 2017, we capitalized interest of $3.1 million and $5.6 million, respectively.
Fair value
We estimate the fair value of our senior unsecured notes based on unadjusted, transacted market prices near the measurement date. Our other long-term debts are estimated to be carried at fair value as a result of the recent timing of borrowings or rate resets. We estimate the fair value of our consolidated long-term debt, including current maturities, to be approximately $2.7 billion at March 31, 2018, which is categorized as a Level 3 measurement due to certain unobservable inputs used to estimate the fair value of the final payment.

7.	COMMITMENTS AND CONTINGENCIES
Environmental
We may, from time to time, experience leaks of petroleum products from our facilities and, as a result of which, we may incur remediation obligations or property damage claims. In addition, we are subject to numerous environmental regulations. Failure to comply with these regulations could result in the assessment of fines or penalties by regulatory authorities.
The Kansas Department of Health and Environment (the “KDHE”) initiated discussions during our bankruptcy proceeding regarding six of our sites in Kansas (five owned by Crude Transportation and one owned by SemGas) that KDHE believed, based on their historical use, may have had soil or groundwater contamination in excess of state standards. KDHE sought our agreement to undertake assessments of these sites to determine whether they are contaminated. We reached an agreement with KDHE on this matter and entered into a Consent Agreement and Final Order with KDHE to conduct environmental assessments on the sites and to pay KDHE’s costs associated with their oversight of this matter. We have conducted Phase II investigations at all sites. Four sites are in various stages of follow-up investigation, remediation, monitoring, or closure under KDHE oversight.  The environmental work at these sites is being completed under consent orders between Rose Rock Midstream Crude, L.P. and the KDHE. Two of the remaining

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

7.	COMMITMENTS AND CONTINGENCIES, Continued

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
Asset retirement obligations
We will be required to incur significant removal and restoration costs when we retire our natural gas gathering and processing facilities in Canada. At March 31, 2018, we have an asset retirement obligation liability of $22.7 million, which is included within other noncurrent liabilities on our condensed consolidated balance sheets. This amount was calculated using the $129.0 million cost we estimate we would incur to retire these facilities, discounted based on our risk-adjusted cost of borrowing and the estimated timing of remediation.
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
Purchase and sale commitments
We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We account for derivatives at fair value with the exception of commitments that have been designated as normal purchases and sales for which we do not record assets or liabilities related to these agreements until the product is purchased or sold. At March 31, 2018, such commitments included the following (in thousands):

	Volume (Barrels)	Value
Fixed price purchases	1,360	$85,555
Fixed price sales	1,590	$99,470
Floating price purchases	8,366	$531,648
Floating price sales	10,884	$567,025
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
Our SemGas segment has a take-or-pay contractual obligation related to the fractionation of natural gas liquids through June 2023. The approximate amount of future obligation is as follows (in thousands):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

7.	COMMITMENTS AND CONTINGENCIES, Continued

For year ending:
December 31, 2018	$7,950
December 31, 2019	9,567
December 31, 2020	8,864
December 31, 2021	7,175
December 31, 2022	6,753
Thereafter	2,791
Total expected future payments	$43,100
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
Our Crude Supply and Logistics segment has minimum volume commitments for pipeline transportation of crude oil. The approximate amount of future obligations is as follows (in thousands):

For year ending:
December 31, 2018	$16,214
December 31, 2019	21,865
December 31, 2020	19,770
December 31, 2021	12,976
December 31, 2022	13,231
Thereafter	20,312
Total expected future payments	$104,368

8.	EQUITY
The following table shows the changes in our consolidated owners’ equity accounts from December 31, 2017 to March 31, 2018 (in thousands):

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Owners’ Equity
Balance at December 31, 2017	$786	$1,770,117	$(8,031)	$(50,706)	$(53,801)	$1,658,365
Adoption of ASC 606	—	—	—	11,513	—	11,513
Net loss	—	—	—	(33,035)	—	(33,035)
Other comprehensive income, net of income taxes	—	—	—	—	18,171	18,171
Dividends paid	—	(37,230)	—	—	—	(37,230)
Unvested dividend equivalent rights	—	53	—	—	—	53
Non-cash equity compensation	—	2,149	—	—	—	2,149
Issuance of common stock under compensation plans	1	557	—	—	—	558
Retirement of treasury stock	(2)	—	8,031	(8,029)	—	—
Repurchase of common stock	—	—	(381)	—	—	(381)
Balance at March 31, 2018	$785	$1,735,646	$(381)	$(80,257)	$(35,630)	$1,620,163

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

8	EQUITY, Continued

Accumulated other comprehensive loss
The following table presents the changes in the components of accumulated other comprehensive loss from December 31, 2017 to March 31, 2018 (in thousands):

	Currency Translation	Employee Benefit Plans	Total
Balance at December 31, 2017	$(51,014)	$(2,787)	$(53,801)
Currency translation adjustment, net of income tax benefit of $2,950	(9,137)	—	(9,137)
Currency translation adjustment reclassified to gain on disposal, net of income tax expense of $8,818	27,305	—	27,305
Changes related to benefit plans, net of income tax expense of $1	—	3	3
Balance at March 31, 2018	$(32,846)	$(2,784)	$(35,630)
Equity issuances
During the three months ended March 31, 2018, 30,645 shares under the Employee Stock Purchase Plan were issued and 72,413 shares related to our equity-based compensation awards vested.
Equity-based compensation
At March 31, 2018, there were 1,535,285 unvested shares that have been granted under our director and employee compensation programs. The par value of these shares is not reflected in common stock on the condensed consolidated balance sheets, as these shares have not yet vested. For certain of the awards, the number of shares that will vest is contingent upon our achievement of certain specified targets. If we meet the specified maximum targets, approximately 617,000 additional shares could vest.
The holders of certain restricted stock awards are entitled to equivalent dividends (“UDs”) to be received upon vesting of the related restricted stock awards and will be settled in cash. At March 31, 2018, the value of the UDs to be settled in cash related to unvested restricted stock awards was approximately $2.0 million.
During the three months ended March 31, 2018, we granted 645,071 restricted stock awards with a weighted average grant date fair value of $22.41 per award.
Dividends
The following table sets forth the quarterly dividends per share declared and/or paid to shareholders for the periods indicated:

Quarter Ending	Dividend Per Share	Date of Record	Date Paid
March 31, 2017	$0.45	March 7, 2017	March 17, 2017
June 30, 2017	$0.45	May 15, 2017	May 26, 2017
September 30, 2017	$0.45	August 18, 2017	August 28, 2017
December 31, 2107	$0.45	November 20, 2017	December 1, 2017

March 31, 2018	$0.4725	March 9, 2018	March 19, 2018
June 30, 2018	$0.4725	May 16, 2018	May 25, 2018

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

9.	REDEEMABLE PREFERRED STOCK

On January 19, 2018 (the “Issue Date”), we issued and sold to WP SemGroup Holdings L.P. (“Warburg”) and certain other investors an aggregate of 350,000 shares of Series A Cumulative Perpetual Convertible Preferred Stock, par value $0.01 per share, of the Company (the “Preferred Stock”), convertible into 10,606,061 shares (subject to adjustment) of the Company’s Class A Common Stock, par value $0.01 per share (the “Common Stock”), for a cash purchase price of $1,000 per share of Preferred Stock and aggregate gross proceeds to the Company of $350,000,000, which proceeds were utilized (i) to repay amounts borrowed under the Company’s revolving credit facility, (ii) to fund growth capital expenditures and (iii) for general corporate purposes. The Preferred Stock was recorded on our condensed consolidated balance sheets net of $7.6 million of issuance costs.
The Preferred Stock is a new class of equity security that ranks senior to the Common Stock with respect to distribution rights and rights upon liquidation. Subject to certain exceptions, so long as any Preferred Stock remains outstanding, no dividend or distribution will be declared or paid on, and no redemption or repurchase will be agreed to or consummated of, stock on a parity with the Preferred Stock (“Parity Stock”), Common Stock or any other shares of stock junior to the Preferred Stock, unless all accumulated and unpaid dividends for all preceding full fiscal quarters have been declared and paid with respect to the Preferred Stock. In addition, no dividend or distribution or redemption or repurchase shall be paid on Parity Stock, Common Stock or any other shares of stock junior to the Preferred Stock for any period unless the Preferred Stock has been paid full cash dividends in respect of the same period; provided, however, that the Company may pay dividends on Common Stock in respect of any fiscal quarter ending on or prior to June 30, 2020 (the “PIK Period”).
The holders of Preferred Stock (the “Holders”) will receive quarterly distributions equal to an annual rate of 7.0% ($70.00 per share annualized) of $1,000 per share of Preferred Stock, subject to certain adjustments (the “Liquidation Preference”). With respect to any quarter ending on or prior to the PIK Period, the Company may elect, in lieu of paying a distribution in cash, to have the amount that would have been payable if such dividend had been paid in cash added to the Liquidation Preference.
On or after the eighteen month anniversary of the Issue Date, the Holders may convert their Preferred Stock into a number of shares of Common Stock equal to, per share of Preferred Stock, the quotient of the Liquidation Preference divided by $33.00 (the “Conversion Price”), subject to certain adjustments including customary anti-dilution adjustments (such quotient, the “Conversion Rate”). Holders may elect to convert the Preferred Stock, in whole or in part, so long as the aggregate value of Common Stock to be issued pursuant to such partial conversion is not for less than $50,000,000 or a lesser amount if such conversion relates to all of a Holder’s remaining Preferred Stock.
On or after the three year anniversary of the Issue Date, if the Holders have not elected to convert all of their shares of Preferred Stock, the Company may cause the outstanding Preferred Stock to be converted into a number of shares of Common Stock equal to, per share of Preferred Stock, the quotient of the Liquidation Preference divided by the Conversion Price, subject to certain adjustments including customary anti-dilution adjustments; provided, that in order for the Company to exercise such conversion right, the closing sale price of the Common Stock during a designated period be greater than or equal to $47.85, the resale of the shares of Common Stock issuable upon conversion shall be registered and available for resale by the Holders pursuant to a registration statement declared effective by the Securities and Exchange Commission covering such resales, the Common Stock is listed on a national securities exchange, and certain average daily trading volume minimum requirements are met. The Company may elect to convert the Preferred Stock, in whole or in part, so long as the aggregate value of Common Stock to be issued pursuant to such partial conversion is not for less than $50,000,000 or such lesser amount if such conversion relates to the aggregate amount of all remaining Preferred Stock.
Upon a change of control that involves consideration that is at least 90% cash, Holders are required to convert their shares of Preferred Stock into Common Stock at a rate equal to the greater of (i) the product of the Conversion Rate and the quotient of (a) the product of the Conversion Price and the Cash Change of Control Conversion Premium (as defined below), divided by (b) the average volume weighted average price of the Common Stock during a designated period and (ii) the Conversion Rate otherwise in effect at such time. The “Cash Change of Control Conversion Premium” equals (i) on or prior to the first anniversary of the Issue Date, 130%, (ii) after the first anniversary of the Issue Date, but on or prior to the second anniversary of the Issue Date, 120%, (iii) after the second anniversary of the Issue Date, but on or prior to the third anniversary of the Issue Date, 105%, and (iv) thereafter, 101%.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

9.     REDEEMABLE PREFERRED STOCK, Continued

Upon a change of control that involves consideration that is less than 90% cash, Holders may elect to: (i) convert all, but not less than all, outstanding shares of Preferred Stock into Common Stock at the then-applicable Conversion Rate; (ii) except as described below, if the Company will not be the surviving person upon the consummation of such change of control, require the Company to use its commercially reasonable efforts to deliver to the Holders a security in the surviving person or the parent of the surviving person that has rights, preferences and privileges substantially similar to the Preferred Stock; provided, however, that, if the Company is unable to do so, such Holders shall be entitled to: (A) instead elect to convert shares of Preferred Stock pursuant to the mechanics described in clause (i) above or (B) require the Company to redeem all (but not less than all) of such Holder’s Preferred Stock at a price per share equal to 101% of the Liquidation Preference, with the redemption price being paid (at the Company’s option): (1) in cash or (2) in Common Stock; (iii) if the Company is the surviving person upon the consummation of such change of control, continue to hold such Holders’ shares of Preferred Stock; or (iv) require the Company to redeem all (but not less than all) of such Holder’s Preferred Stock at a cash price per share equal to the Liquidation Preference. At March 31, 2018, a change in control is not considered probable.
Holders shall be entitled to vote on all matters on which the holders of shares of Common Stock are entitled to vote and, except as otherwise provided in the Certificate of Incorporation, or by law, the Holders shall vote together with the holders of shares of Common Stock as a single class. Each Holder shall be entitled to a number of votes equal to the number of votes such Holder would have had if all shares of Preferred Stock held by such Holder had been converted into shares of Common Stock.
So long as any Preferred Stock is outstanding, the affirmative vote or consent of the Holders of at least 66 2/3% of the outstanding Preferred Stock, voting together as a separate class, will be necessary for effecting or validating: (i) any issuance of stock senior to the Preferred Stock, (ii) any issuance by the Company of Parity Stock, subject to certain exceptions described below, (iii) any repurchase by the Company of any Preferred Stock, other than on a pro rata basis among all Holders of Preferred Stock, (iv) any special, one-time dividend or distribution with respect to any class of junior stock and (v) any spinoff or other distribution of any equity securities or assets of any of the Company’s subsidiaries to its stockholders in which the consideration received by the Company in such transaction is less than fair market value, subject to certain exceptions. However, the foregoing rights of the Holders will not restrict any of the following actions, subject to certain terms: (i) the Company and any of its controlled affiliates entering into joint ventures with third parties, (ii) the issuance of securities, capital contributions or incurrence of intercompany indebtedness among the Company or any of its subsidiaries, or (iii) the issuance of securities, capital contributions or incurrence of intercompany indebtedness among the Company and any joint ventures, partnerships or other minority owned entities in which the Company or its subsidiaries have an equity or other interest, in each case, which exist as of the Issue Date.
Notwithstanding the vote or consent of the Holders described above, after the Issue Date, the Company may issue certain amounts of Parity Stock without the approval of the Holders if: (A) the aggregate amount of such issuances is less than or equal to $250,000,000 (excluding the aggregate amount of any additional shares of Preferred Stock issued to Warburg); or (B) the aggregate initial purchase price of the then outstanding Preferred Stock is less than $100,000,000.
Prior to the first anniversary of the Issue Date, no Holder may transfer any Preferred Stock without the prior written consent of the Company. Prior to the second anniversary of the Issue Date, Holders and their affiliates are prohibited from directly or indirectly engaging in any short sales or other hedging transactions involving the Preferred Stock and Common Stock underlying such Holder’s Preferred Stock.
For so long as Warburg and its affiliates collectively own 75% or more of the outstanding Preferred Stock acquired by Warburg and its affiliates on the Issue Date, the Company, prior to any issuance of Parity Stock, is required to provide Warburg with a reasonable opportunity to purchase all or any portion of such shares of Parity Stock to be issued by the Company on substantially the same terms offered to the other purchasers of such securities.
The terms of the Preferred Stock purchase agreement (the “Purchase Agreement”) contains customary representations, warranties and covenants of the Company and the Purchasers made as of the date of the Purchase Agreement and as of the Issue Date, and the parties have agreed to indemnify each other against certain losses resulting from breaches of their respective representations, warranties and covenants.
Pursuant to the Purchase Agreement, the Company has granted to Warburg, until Warburg no longer owns at least 50% of the Preferred Stock issued to Warburg and its affiliates on the Issue Date, certain rights to designate an observer (the “Board Observer”) to the board of directors of the Company (the “Board”), who shall have the right to attend full

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

9.     REDEEMABLE PREFERRED STOCK, Continued

meetings of the Board (including any executive session and certain committees thereof) and receive such materials as other members of the Board receive.
In addition, pursuant to the Purchase Agreement, the Company also granted Warburg and its affiliates rights to require the Company to file and maintain, subject to the penalties described in the Purchase Agreement, registration statements with respect to the resale of the Common Stock issuable upon conversion of the Preferred Stock. The Company is required to file or cause to be filed a registration statement (the “Preferred Registration Statement”) for the resale of registrable securities and is required to cause the Preferred Registration Statement to become effective no later than the eighteen month anniversary of the Issue Date. In certain circumstances, Warburg and its affiliates will have piggyback registration rights on offerings initiated by the Company or other persons who have been granted registration rights, and Warburg has the right to request two underwritten offerings upon certain terms and conditions set forth in the Purchase Agreement. Holders of registrable securities will cease to have registration rights under the Purchase Agreement on the earlier of (i) the second anniversary of the date on which shares Preferred Stock are first converted into shares of Common Stock and (ii) the date on which no registrable securities remain outstanding; provided, that the Company shall use reasonable best efforts to maintain the effectiveness of the Preferred Registration Statement during all periods in which Warburg (A) is deemed to be an affiliate of the Company pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), or (B) together with its affiliates, owns more than 5% of the Company’s Common Stock (including Common Stock it would own on an as-converted basis).
On May 1, 2018, we declared a paid-in-kind dividend of $4.8 million, which has been prorated for the period from January 19, 2018 to March 31, 2018. The dividend will be paid on May 25, 2018.

10.	REVENUE FROM CONTRACTS WITH CUSTOMERS

We provide gathering, transportation, storage, distribution, marketing and other midstream services primarily to producers, refiners of petroleum products and other market participants located in the Gulf Coast, Midwest and Rocky Mountain regions of the United States of America (the “U.S.”) and Western Canada. In general, we recognize service revenue as the service is performed (“over time”) and product sales revenues are recognized when control of the product transfers to the customer (“point in time”). Our revenue from contracts with customers are disaggregated by segment as follows:
Crude Transportation
•Crude Transportation generates revenue by providing crude oil pipeline and truck transportation services to customers under fee-based contractual arrangements generally based on units of volume transported. In some instances fees are fixed and not dependent on usage, such as take-or-pay arrangements.
Crude Facilities
•Crude Facilities generates revenue by providing crude oil storage and terminalling services primarily to customers at the Cushing Hub under fee-based contractual arrangements that, in some instances are fixed and not dependent on usage. Pump-over and unloading fees are based on per volume fees for units delivered or withdrawn.

Crude Supply and Logistics
•Crude Supply and Logistics performs marketing activities including purchasing crude oil for its own account from producers and aggregators and selling to traders and refiners under contracts generally with initial terms of less than one year. Revenue is recognized based on market prices at the time the commodities are sold. In certain transactions, we purchase inventory from, and sell inventory to, the same counterparty. Such transactions that are entered into in contemplation of one another are recorded on a net basis.

HFOTCO
•HFOTCO generates revenue by providing storage and terminalling services to customers in the Houston Ship Channel. These contractual arrangements typically include fixed take-or-pay fees related to provision of storage and throughput capacity and usage based charges for pump-over, heating, berthing and excess throughput volumes.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

10.	REVENUE FROM CONTRACTS WITH CUSTOMERS, Continued

•HFOTCO also generates revenue from leases of certain land, tanks and a barge dock, which are accounted for as a direct financing lease and are outside of the scope of ASC 606.

SemGas
•SemGas generates revenue by providing natural gas and natural gas liquids gathering and processing services to customers based on agreements that are a combination of percent of proceeds and fee-based contracts. Initial contract terms can range from monthly and interruptible to the life of the reserves and, upon expiration, continue to renew on a month-to-month or year-to-year evergreen basis. SemGas’ customers include producers, operators, marketers and traders. Gathering and processing fees are generally based on per volume fees. Product sales revenue is generated from the sale of NGLs and residue gas arising from processing at prevailing market prices.

SemCAMS
•SemCAMS generates revenue from its processing plants through volumetric fees for services under contractual arrangements with working interest owners and third-party customers and the pass through of certain operating costs. Pass-through cost and operating expense fee recoveries are reported as "Other revenue" in the consolidated statements of operations and comprehensive income (loss). SemCAMS also derives revenue as the owner and operator of pipeline gathering systems that gather gas from multiple wells located in the same production unit and as the owner and operator of pipeline transportation systems that deliver the gathered gas to its processing plant. SemCAMS’ customers include producers of varying sizes. To support operations at our plants, several producers have committed to process all of their current and future natural gas production.

Corporate and Other
Corporate and Other is not an operating segment, but contains the results of operations for our former Mexican asphalt business and U.K. storage business, which are not significant components of our business.
Key areas of judgment

Take or pay
Contracts with take-or-pay provisions are recognized over time as the customer simultaneously receives and consumes the benefit of available capacity. Payments made for unused take-or-pay capacity, which allow the customer to carryforward a portion of the unused capacity to future periods, are deferred until it becomes unlikely that the capacity will be used prior to contract expiration. Determining when, or if, the capacity will be used requires judgment.

Percentage of proceeds
Contracts with percentage of proceeds terms typically involve the receipt of natural gas at the wellhead and include gathering, processing and marketing of the resulting NGLs and residue gas with SemGroup retaining a portion of the proceeds from the ultimate sale to a third-party. The terms of these agreements include various gathering and processing fees. The determination of whether the transaction is a purchase at the wellhead by SemGroup with gathering and processing performed on our own account or whether the transaction represents gathering and processing as a service provided to the producer by SemGroup with a purchase and sale of processed gas at the completion of the service, requires judgment and is impacted by when control of the underlying commodity has been deemed to move from the producer to the processor. This determination impacts whether gathering and processing fees are recorded as reductions to cost of sales or recorded as service revenue.

Principal vs. agent

We engage in various types of transactions where we perform marketing activities for producers, such as our percentage of proceeds contracts, or transactions where costs are incurred and reimbursed by customers or other owners in facilities, such as SemCAMS' pass-through costs. These types of transactions require judgment to determine whether we are the principal or an agent in the transaction and as a result whether revenues are recorded gross or net.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

10.	REVENUE FROM CONTRACTS WITH CUSTOMERS, Continued

Non-cash consideration
SemGroup receives commodities from its customers in the form of plant and field fuel, pipeline loss allowance and retention of drip liquids. The purpose of the receipt of these commodities is to keep the Company whole in the case of minor operational usage or loss of product and is not intended as a consideration for services performed. Therefore, the receipt of these commodities does not represent consideration and is not recorded as revenue. Any net retention of commodities in excess of actual losses is recorded in inventory and recognized as revenue when sold.

Tiered pricing and material rights
We have certain contracts that provide customers with rates that reduce incrementally as volumes increase beyond certain thresholds. These types of agreements require judgment to determine if the option for the customer to acquire additional services constitutes a material right that the customer would not receive without entering into the contract, e.g. the discount exceeds the range of discounts typically given. If it is determined that a material right exists, a portion of the revenue is allocated to that right at contract inception and recognized as revenue as the option for additional services is exercised or when the option expires. In contrast, if it is concluded that the option to acquire additional services reflects standalone selling price, this would constitute a marketing offer and not a material right.
Disaggregated revenue

Our revenue is disaggregated by segment and by activity below (in thousands):

	Three Months Ended March 31,
	2018	2017
Crude Transportation
Pipeline transportation	$21,112	$6,184
Truck transportation	13,164	14,349

Crude Facilities
Storage fees	7,549	7,881
Service fees	4,728	4,260

Crude Supply and Logistics
Product sales	443,399	297,471

HFOTCO
Storage fees	32,102	—
Service fees	7,767	—
Lease revenue	4,329	—

SemGas
Product sales	39,708	47,227
Service fees	16,187	14,436

SemCAMS
Service fees	30,542	22,393
Other revenue	14,603	14,405

Corporate and Other

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

10.	REVENUE FROM CONTRACTS WITH CUSTOMERS, Continued

Product sales	31,319	32,573
Storage fees	7,104	5,870
Service fees	2,855	2,022
Intersegment eliminations	(14,859)	(12,971)

Total revenue	$661,609	$456,100

Remaining performance obligations

Most of our service contracts are such that we have the right to consideration from a customer in an amount that corresponds directly with the value to the customer of our performance completed to date. Therefore, we are utilizing the practical expedient in ASC 606-10-55-18 under which we recognize revenue in the amount to which we have the right to invoice. Applying this practical expedient, we are not required to disclose the transaction price allocated to remaining performance obligations under these agreements. However, certain of our agreements, such as "take-or-pay" agreements, do not qualify for the practical expedient. The amount and timing of revenue recognition for such contracts is presented below (in thousands):

	2018	2019	2020	2021	2022	Thereafter
Expected timing of revenue recognized for remaining performance obligations	$217,031	$224,065	$179,824	$153,794	$151,699	$1,835,912

For our product sales contracts, we have elected the practical expedient set out in ASC 606-10-50-14A that states that we are not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under these agreements, each unit of product represents a separate performance obligation and therefore future volumes are wholly unsatisfied and disclosure of transaction price allocated to remaining performance obligations is not required. Under product sales contracts, the variability arises as both volume and pricing (typically index based) are not known until the product is delivered.

Receivables from contracts with customers

Accounts receivable, net on the condensed consolidated balance sheets represents current receivables from contracts with customers. Certain noncurrent receivables from contracts with customers are included in “other noncurrent assets” on the condensed consolidated balance sheets. These amounts are accruals to recognize revenue for performance to date related to customer deficiencies on minimum volume commitments with make-up rights for which the use of the make-up rights are not probable due to capacity constraints or other factors. Therefore, we have accrued the amount for which no future performance by SemGroup will be required, but for which we do not have a present right to bill the customer until the end of the contract. The balance of noncurrent receivables from customer contracts was (in thousands):

	March 31, 2018	December 31, 2017
Noncurrent receivables	$8,309	$—

Noncurrent receivables for the transactions described above were not recorded prior to the adoption of ASC 606 as our policy was to defer recognition of deficiencies with make-up rights until the contractual make-up rights expired.

Deferred revenue

We record deferred revenue when we have received a payment in advance of delivering a product or performing a service. For the three months ended March 31, 2018, we recognized $3.2 million of revenue which was included in deferred revenue at the beginning of the period.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

10.	REVENUE FROM CONTRACTS WITH CUSTOMERS, Continued

Costs to obtain or fulfill a contract

Unless material, we expense costs to obtain or fulfill a contract in the period incurred. At March 31, 2018, we had contract assets of $9.7 million related to costs incurred to obtain contracts which had been expensed as incurred under previous guidance. These costs are reported within “other noncurrent assets” on the condensed consolidated balance sheets and are being amortized straight-line over the 25-year life of the related contracts.

11.	SEGMENTS
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
During the fourth quarter of 2017, we changed our definition of segment profit to focus on the results of each segment exclusive of general and administrative costs and related overhead allocations. Segment Profit is defined as revenue, less cost of products sold (exclusive of depreciation and amortization) and operating expenses, plus equity earnings and is adjusted to remove unrealized gains and losses on commodity derivatives and to reflect equity earnings on an earnings before interest, taxes and depreciation and amortization (“EBITDA”) basis. Reflecting equity earnings on an EBITDA basis is achieved by adjusting equity earnings to exclude our percentage of interest, taxes, depreciation and amortization from equity earnings for operated equity method investees. For our investment in NGL Energy, we exclude equity earnings and include cash distributions received. Prior period segment profit has been recast to be consistent with the revised definition.
The accounting policies of each segment are the same as the accounting policies of the consolidated Company. Transactions between segments are generally recorded based on prices negotiated between the segments.
Our results by segment are presented in the tables below (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenues:
Crude Transportation
External	$26,068	$13,979
Intersegment	8,208	6,554
Crude Facilities
External	9,284	9,635
Intersegment	2,993	2,506
Crude Supply and Logistics
External	443,399	297,471
HFOTCO
External	44,198	—
SemGas
External	52,237	57,752
Intersegment	3,658	3,911
SemCAMS
External	45,145	36,798
Corporate and Other
External	41,278	40,465

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

11.	SEGMENTS, Continued

Intersegment	(14,859)	(12,971)
Total Revenues	$661,609	$456,100

	Three Months Ended March 31,
	2018	2017
Earnings from equity method investments:
Crude Transportation	$12,605	$17,088
Corporate and Other	9	3
Total earnings from equity method investments	$12,614	$17,091

	Three Months Ended March 31,
	2018	2017
Depreciation and amortization:
Crude Transportation	$12,476	$5,927
Crude Facilities	2,132	1,944
Crude Supply and Logistics	193	62
HFOTCO	19,306	—
SemGas	10,449	8,927
SemCAMS	5,238	4,496
Corporate and Other	742	3,243
Total depreciation and amortization	$50,536	$24,599

	Three Months Ended March 31,
	2018	2017
Income tax expense (benefit):
HFOTCO	$209	$—
SemCAMS	2,970	1,424
Corporate and Other(1)	19,904	(1,329)
Total income tax expense (benefit)	$23,083	$95
(1) Corporate and Other includes the impact of intra-period tax allocation.

	Three Months Ended March 31,
	2018	2017
Segment profit:
Crude Transportation	$34,310	$28,251
Crude Facilities	9,341	9,564
Crude Supply and Logistics	(6,583)	(2,428)
HFOTCO	30,988	—
SemGas	14,277	18,227
SemCAMS	22,113	16,865
Corporate and Other	10,963	8,367
Total segment profit	$115,409	$78,846

	Three Months Ended March 31,
	2018	2017
Reconciliation of segment profit to net loss:
Total segment profit	$115,409	$78,846
Less:
Adjustment to reflect equity earnings on an EBITDA basis	4,883	6,709
Net unrealized loss related to commodity derivative instruments	2,226	27
General and administrative expense	26,477	21,712
Depreciation and amortization	50,536	24,599
Loss on disposal or impairment, net	(3,566)	2,410
Interest expense	42,461	13,867
Loss on early extinguishment of debt	—	19,922
Foreign currency transaction loss	3,294	—
Other income, net	(950)	(218)
Income tax expense	23,083	95
Net loss	$(33,035)	$(10,277)

	March 31, 2018	December 31, 2017
Total assets (excluding intersegment receivables):
Crude Transportation	$1,032,730	$1,039,399
Crude Facilities	148,520	153,953
Crude Supply and Logistics	545,551	674,684
HFOTCO	2,011,823	2,003,298
SemGas	720,827	714,777
SemCAMS	561,857	518,900
Corporate and Other	418,017	271,806
Total assets	$5,439,325	$5,376,817

	March 31, 2018	December 31, 2017
Equity investments:
Crude Transportation	$260,126	$266,362
Corporate and Other	18,928	18,919
Total equity investments	$279,054	$285,281

12.	EARNINGS PER SHARE
Basic earnings per share is based on net income (loss) attributable to common shareholders, which is calculated as net income (loss) less cumulative preferred stock dividends. Diluted earnings per share includes the dilutive effect of unvested equity compensation awards and the potential conversion of preferred stock, if dilutive.
The following summarizes the calculation of basic earnings per share for the three months ended March 31, 2018 and 2017 (in thousands, except per share amounts):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

12.	EARNINGS PER SHARE, Continued

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net loss	$(33,035)	$(10,277)
Less: cumulative preferred stock dividends	4,832	—
Net loss attributable to common shareholders	$(37,867)	$(10,277)
Weighted average common stock outstanding	78,198	65,692
Basic loss per share	$(0.48)	$(0.16)
The following summarizes the calculation of diluted earnings per share for the three months ended March 31, 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net loss	$(33,035)	$(10,277)
Less: cumulative preferred stock dividends	4,832	—
Net loss attributable to common shareholders	$(37,867)	$(10,277)
Weighted average common stock outstanding	78,198	65,692
Effect of dilutive securities	—	—
Diluted weighted average common stock outstanding	78,198	65,692
Diluted loss per share	$(0.48)	$(0.16)
For the three months ended March 31, 2018, we experienced net losses attributable to common shareholders. The unvested equity compensation awards and the preferred stock would have been antidilutive and, therefore, were not included in the computation of diluted earnings per share. For the three months ended March 31, 2017, we experienced net losses. The unvested equity compensation awards would have been antidilutive and, therefore, were not included in the computation of diluted earnings per share.

13.	SUPPLEMENTAL CASH FLOW INFORMATION
The following table summarizes the changes in the components of operating assets and liabilities shown on our condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2018	2017
Decrease (increase) in restricted cash	$33	$28
Decrease (increase) in accounts receivable	122,829	(55,150)
Decrease (increase) in receivable from affiliates	754	12,529
Decrease (increase) in inventories	25,220	(2,441)
Decrease (increase) in other current assets	(3,748)	857
Decrease (increase) in other assets	805	(875)
Increase (decrease) in accounts payable and accrued liabilities	(104,888)	40,485
Increase (decrease) in payable to affiliates	(4,650)	(9,422)
Increase (decrease) in other noncurrent liabilities	16,142	1,041
	$52,497	$(12,948)

Other supplemental disclosures
At March 31, 2018, we had an accrued receivable of $9.7 million for a portion of the proceeds from the sale of our Mexican asphalt operations.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

13.	SUPPLEMENTAL CASH FLOW INFORMATION, Continued

We paid cash interest of $45.8 million and $12.9 million for the three months ended March 31, 2018 and 2017, respectively.
We paid cash income taxes, net of refunds, of $1.8 million and $1.2 million for the three months ended March 31, 2018 and 2017, respectively.
We incurred liabilities for capital expenditures that had not been paid of $66.6 million and $13.9 million as of March 31, 2018 and 2017, respectively. Such amounts are not included in capital expenditures on the consolidated statements of cash flows.

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
During the three months ended March 31, 2018 and 2017, we generated the following transactions with related parties (in thousands):

	Three Months Ended March 31,
	2018	2017
NGL Energy
Revenues	$6,180	$22,204
Purchases	$236	$15,584

White Cliffs
Crude oil revenues	$—	$436
Storage revenues	$1,088	$1,088
Transportation fees	$3,623	$2,655
Management fees	$133	$127
Crude oil purchases	$895	$4,003

15.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS

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
Each of the Guarantors is 100% owned by SemGroup Corporation (the “Parent”). Such guarantees of our senior unsecured notes are full and unconditional and constitute the joint and several obligations of the Guarantors. There are no significant restrictions upon the ability of the Parent or any of the Guarantors to obtain funds from its respective subsidiaries by dividend or loan. Distributions of cash flows from HFOTCO, a non-guarantor, are restricted by the existing indebtedness of HFOTCO. None of the assets of the Guarantors represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Unaudited condensed consolidating financial statements for the Parent, the Guarantors and non-guarantors as of March 31, 2018 and December 31, 2017, and for the three months ended March 31, 2018 and 2017, are presented on an equity method basis in the tables below (in thousands).
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

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Balance Sheets

	March 31, 2018
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$233,282	$—	$57,079	$(4,863)	$285,498
Accounts receivable	57	456,180	79,468	—	535,705
Receivable from affiliates	177	84	676	—	937
Current assets held for sale	—	—	2,501	—	2,501
Inventories	—	81,542	—	—	81,542
Other current assets	4,407	6,423	6,511	—	17,341
Total current assets	237,923	544,229	146,235	(4,863)	923,524
Property, plant and equipment, net	7,774	1,013,976	2,358,824	—	3,380,574
Equity method investments	3,069,175	873,864	—	(3,663,985)	279,054
Goodwill	—	—	257,302	—	257,302
Other intangible assets	9	125,733	264,500	—	390,242
Other noncurrent assets, net	47,943	2,866	92,036	—	142,845
Noncurrent assets held for sale	—	—	65,784	—	65,784
Total assets	$3,362,824	$2,560,668	$3,184,681	$(3,668,848)	$5,439,325
LIABILITIES, PREFERRED STOCK AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$1,263	$436,443	$54,801	$—	$492,507
Payable to affiliates	2	2,319	—	—	2,321
Accrued liabilities	24,385	22,877	53,111	—	100,373
Current liabilities held for sale	—	—	2,434	—	2,434
Other current liabilities	14,495	7,562	10,966	—	33,023
Total current liabilities	40,145	469,201	121,312	—	630,658
Long-term debt	1,344,164	6,947	1,406,293	(23,447)	2,733,957
Deferred income taxes	13,704	—	46,847	—	60,551
Other noncurrent liabilities	2,294	—	35,090	—	37,384
Noncurrent liabilities held for sale	—	—	14,258	—	14,258
Commitments and contingencies
Preferred stock	342,354	—	—	—	342,354
Total owners’ equity	1,620,163	2,084,520	1,560,881	(3,645,401)	1,620,163
Total liabilities, preferred stock and owners’ equity	$3,362,824	$2,560,668	$3,184,681	$(3,668,848)	$5,439,325

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	December 31, 2017
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$32,457	$—	$69,872	$(8,630)	$93,699
Accounts receivable	(9)	562,967	90,526	—	653,484
Receivable from affiliates	58	1,421	212	—	1,691
Current assets held for sale	—	—	38,063	—	38,063
Inventories	—	101,665	—	—	101,665
Other current assets	6,671	4,493	3,133	—	14,297
Total current assets	39,177	670,546	201,806	(8,630)	902,899
Property, plant and equipment, net	8,086	1,002,982	2,304,063	—	3,315,131
Equity method investments	3,085,274	964,930	—	(3,764,923)	285,281
Goodwill	—	—	257,302	—	257,302
Other intangible assets	10	127,783	270,850	—	398,643
Other noncurrent assets, net	45,587	3,097	83,916	—	132,600
Noncurrent assets held for sale	—	—	84,961	—	84,961
Total assets	$3,178,134	$2,769,338	$3,202,898	$(3,773,553)	$5,376,817
LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$646	$533,651	$53,601	$—	$587,898
Payable to affiliates	10	6,961	—	—	6,971
Accrued liabilities	38,747	26,275	66,387	(2)	131,407
Current liabilities held for sale	—	—	23,847	—	23,847
Other current liabilities	1,922	5,532	8,984	—	16,438
Total current liabilities	41,325	572,419	152,819	(2)	766,561
Long-term debt	1,474,491	6,690	1,395,104	(23,190)	2,853,095
Deferred income taxes	1,892	—	44,693	—	46,585
Other noncurrent liabilities	2,061	—	36,434	—	38,495
Noncurrent liabilities held for sale	—	—	13,716	—	13,716
Commitments and contingencies
Total owners’ equity	1,658,365	2,190,229	1,560,132	(3,750,361)	1,658,365
Total liabilities and owners’ equity	$3,178,134	$2,769,338	$3,202,898	$(3,773,553)	$5,376,817

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Statements of Operations

	Three Months Ended March 31, 2018
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$479,449	$31,319	$—	$510,768
Service	—	37,510	94,385	—	131,895
Lease	—	—	4,329	—	4,329
Other	—	—	14,617	—	14,617
Total revenues	—	516,959	144,650	—	661,609
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	469,998	26,134	—	496,132
Operating	—	27,931	41,860	—	69,791
General and administrative	6,486	5,990	14,001	—	26,477
Depreciation and amortization	724	18,731	31,081	—	50,536
Loss (gain) on disposal or impairment, net	49,288	(78,729)	25,875	—	(3,566)
Total expenses	56,498	443,921	138,951	—	639,370
Earnings from equity method investments	59,446	557	—	(47,389)	12,614
Operating income	2,948	73,595	5,699	(47,389)	34,853
Other expenses (income), net:
Interest expense	13,379	10,992	18,330	(240)	42,461
Foreign currency transaction loss (gain)	4,403	(197)	(912)	—	3,294
Other income, net	(735)	(5)	(450)	240	(950)
Total other expenses, net	17,047	10,790	16,968	—	44,805
Income (loss) before income taxes	(14,099)	62,805	(11,269)	(47,389)	(9,952)
Income tax expense	18,936	—	4,147	—	23,083
Net income (loss)	(33,035)	62,805	(15,416)	(47,389)	(33,035)
Other comprehensive income (loss), net of income taxes	(5,612)	(256)	24,039	—	18,171
Comprehensive income (loss)	$(38,647)	$62,549	$8,623	$(47,389)	$(14,864)

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Three Months Ended March 31, 2017
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$340,788	$32,573	$—	$373,361
Service	—	38,050	30,143	—	68,193
Other	—	—	14,546	—	14,546
Total revenues	—	378,838	77,262	—	456,100
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	321,657	27,341	—	348,998
Operating	—	28,120	23,963	—	52,083
General and administrative	5,930	6,930	8,852	—	21,712
Depreciation and amortization	473	16,830	7,296	—	24,599
Loss on disposal or impairment, net	—	1,982	428	—	2,410
Total expenses	6,403	375,519	67,880	—	449,802
Earnings from equity method investments	19,187	18,566	—	(20,662)	17,091
Operating income	12,784	21,885	9,382	(20,662)	23,389
Other expenses (income), net:
Interest expense (income)	5,866	8,820	(626)	(193)	13,867
Loss on early extinguishment of debt	19,922	—	—	—	19,922
Other income, net	(197)	(2)	(212)	193	(218)
Total other expense (income), net	25,591	8,818	(838)	—	33,571
Income (loss) before income taxes	(12,807)	13,067	10,220	(20,662)	(10,182)
Income tax expense (benefit)	(2,530)	—	2,625	—	95
Net income (loss)	(10,277)	13,067	7,595	(20,662)	(10,277)
Other comprehensive income (loss), net of income taxes	(3,581)	(74)	9,688	—	6,033
Comprehensive income (loss)	$(13,858)	$12,993	$17,283	$(20,662)	$(4,244)

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Statements of Cash Flows

	Three Months Ended March 31, 2018
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(31,162)	$50,421	$64,321	$—	$83,580
Cash flows from investing activities:
Capital expenditures	(436)	(29,872)	(101,476)	—	(131,784)
Proceeds from sale of long-lived assets	—	—	16	—	16
Proceeds from the sale of Mexican asphalt business, net	78,729	—	(14,899)	—	63,830
Contributions to equity method investments	—	(309)	—	—	(309)
Distributions in excess of equity in earnings of affiliates	—	6,545	—	—	6,545
Net cash provided (used in) investing activities	78,293	(23,636)	(116,359)	—	(61,702)
Cash flows from financing activities:
Debt issuance costs	(459)	—	—	—	(459)
Principal payments on credit facilities and other obligations	(132,863)	(8)	(1,375)	—	(134,246)
Proceeds from issuance preferred stock, net of offering costs	342,354	—	—	—	342,354
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(381)	—	—	—	(381)
Dividends paid	(37,230)	—	—	—	(37,230)
Proceeds from issuance of common stock under employee stock purchase plan	24	—	—	—	24
Intercompany borrowings (advances), net	(17,751)	(26,777)	40,761	3,767	—
Net cash provided by (used in) financing activities	153,694	(26,785)	39,386	3,767	170,062
Effect of exchange rate changes on cash and cash equivalents	—	—	(141)	—	(141)
Change in cash and cash equivalents	200,825	—	(12,793)	3,767	191,799
Cash and cash equivalents at beginning of period	32,457	—	69,872	(8,630)	93,699
Cash and cash equivalents at end of period	$233,282	$—	$57,079	$(4,863)	$285,498

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Three Months Ended March 31, 2017
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(11,492)	$34,314	$5,187	$—	$28,009
Cash flows from investing activities:
Capital expenditures	(1,863)	(13,384)	(77,001)	—	(92,248)
Proceeds from sale of long-lived assets	—	15,191	309	—	15,500
Contributions to equity method investments	—	(2,490)	—	—	(2,490)
Distributions in excess of equity in earnings of affiliates	—	4,392	—	—	4,392
Net cash provided by (used in) investing activities	(1,863)	3,709	(76,692)	—	(74,846)
Cash flows from financing activities:
Debt issuance costs	(4,632)	—	—	—	(4,632)
Borrowings on credit facilities and issuance of senior notes, net of discount	437,018	—	—	—	437,018
Principal payments on credit facilities and other obligations	(348,272)	(6)	—	—	(348,278)
Debt extinguishment costs	(16,293)	—	—	—	(16,293)
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(1,047)	—	—	—	(1,047)
Dividends paid	(29,770)	—	—	—	(29,770)
Proceeds from issuance of common stock under employee stock purchase plan	231	—	—	—	231
Intercompany borrowing (advances), net	(34,668)	(38,017)	72,548	137	—
Net cash provided by (used in) financing activities	2,567	(38,023)	72,548	137	37,229
Effect of exchange rate changes on cash and cash equivalents	—	—	1,248	—	1,248
Change in cash and cash equivalents	(10,788)	—	2,291	137	(8,360)
Cash and cash equivalents at beginning of period	19,002	—	59,796	(4,582)	74,216
Cash and cash equivalents at end of period	$8,214	$—	$62,087	$(4,445)	$65,856

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated interim financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC.

Overview of Business
Our business is to provide gathering, transportation, storage, distribution, marketing and other midstream services primarily to producers, refiners of petroleum products and other market participants located in the Gulf Coast, Midwest and Rocky Mountain regions of the United States of America (the “U.S.”) and Canada. We, or our significant equity method investees, have an asset base consisting of pipelines, gathering systems, storage facilities, terminals, processing plants and other distribution assets located between North American production and supply areas, including the Gulf Coast, Midwest, Rocky Mountain and Western Canadian regions. At March 31, 2018, our operations are conducted directly and indirectly through our primary business segments – Crude Transportation, Crude Facilities, Crude Supply and Logistics, HFOTCO, SemGas® and SemCAMS.
Our Assets
At March 31, 2018, our segments owned the following:

•	Crude Transportation operates crude oil pipelines and truck transportation businesses in the U.S. Crude Transportation’s assets include:

•
a 450-mile crude oil gathering and transportation pipeline system with over 560,000 barrels of associated storage capacity in Kansas and northern Oklahoma that is connected to several third-party pipelines and refineries;

•
the Wattenberg Oil Trunkline (“WOT”), a 75-mile, 12-inch diameter crude oil gathering pipeline system that transports crude oil from production facilities in the DJ Basin to the pipeline owned by White Cliffs Pipeline, L.L.C. (“White Cliffs”). The WOT has a capacity of 60,000 barrels per day as well as 360,000 barrels of operational storage;

•	a crude oil trucking fleet of approximately 195 transport trucks and approximately 215 trailers;

•	Maurepas Pipeline, consisting of three pipelines, with an approximate total of 106 miles, that service refineries in the Gulf Coast region (the “Maurepas Pipeline”); and

•
a 51% ownership interest in White Cliffs, which owns two parallel 527-mile 12-inch common carrier, crude oil pipelines, that transport crude oil from Platteville, Colorado to Cushing, Oklahoma (the “White Cliffs Pipeline”) that we operate.

•	Crude Facilities operates crude oil storage and terminal businesses in the U.S. Crude Facilities’ assets include:

•
approximately 7.6 million barrels of crude oil storage capacity in Cushing, Oklahoma, of which approximately 6.0 million barrels were leased to customers and the remaining barrels were available for use in crude oil operations and marketing activities; and

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

•	HFOTCO operates a large terminal facility located on the U.S. Gulf Coast. HFOTCO’s assets include:

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

At March 31, 2018, we also owned a refined product and crude oil storage services facility at Milford Haven in the United Kingdom (“U.K.”) that had multi-product storage capacity of approximately 8.7 million barrels. On April 12, 2018, we completed the sale of our U.K. facility.
Additionally, we hold an 11.78% ownership interest in the general partner of NGL Energy Partners LP (“NGL Energy”) (NYSE: NGL) which is reported within Corporate and Other.

Recent Developments
On January 8, 2018, we announced that we had reached an agreement for the sale of our Mexican asphalt business, SemMaterials Mexico. On March 15, 2018, we announced the completion of the sale of our asphalt business to Ergon Asfaltos Mexico HC, LLC, for $73.5 million, subject to customary post-closing adjustments.
On February 23, 2018, we entered into an agreement to sell our U.K. operations, SemLogistics. In addition to the sale price, the agreement provides for potential earnout payments to be made to SemGroup if certain revenue targets are met in the four years following close of the transaction. SemGroup intends to use the proceeds from the sale toward its capital raise plan and to pre-fund capital growth projects. The sale was completed on April 12, 2018, for $76.8 million in cash, subject to customary post-closing adjustments.
On April 17, 2018, we made the final payment related to the HFOTCO acquisition in the amount of $579.6 million. The payment was funded through revolving credit facility borrowings and cash on hand.
On May 7, 2018, we announced plans to convert a portion of the White Cliffs Pipeline system to natural gas liquids service. The converted pipeline will have initial capacity of 90,000 barrels per day and will be expandable up to 120,000 barrels per day. The pipeline will be taken out of service in the first quarter of 2019 for conversion and is expected to be in service during the fourth quarter of 2019. The project is expected to cost between $60 million and $66 million, of which we will fund 51%. The project is supported by 10 year capacity agreements totaling 50,000 barrels per day.

Results of Operations
Consolidated Results of Operations

	Three Months Ended March 31,
(in thousands)	2018	2017
Revenue	$661,609	$456,100
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	496,132	348,998
Operating	69,791	52,083
General and administrative	26,477	21,712
Depreciation and amortization	50,536	24,599
Loss (gain) on disposal or impairment, net	(3,566)	2,410
Total expenses	639,370	449,802
Earnings from equity method investments	12,614	17,091
Operating income	34,853	23,389
Other expenses (income), net:
Interest expense	42,461	13,867
Loss on early extinguishment of debt	—	19,922
Foreign currency transaction loss	3,294	—
Other income, net	(950)	(218)
Total other expenses, net	44,805	33,571
Loss before income taxes	(9,952)	(10,182)
Income tax expense	23,083	95
Net loss	$(33,035)	$(10,277)
Revenue and Expenses
Revenue and expenses are analyzed by operating segment below.

General and administrative expense
General and administrative expenses increased in the three months ended March 31, 2018, to $26.5 million from $21.7 million in the three months ended March 31, 2017, primarily due to the prior year acquisition of HFOTCO.
Depreciation and amortization expense
Depreciation and amortization expenses increased in the three months ended March 31, 2018, to $50.5 million from $24.6 million in the three months ended March 31, 2017, primarily as a result of the acquisition of HFOTCO and completion of the Maurepas Pipeline.
Loss (gain) on disposal or impairment, net
Net gain on disposal or impairment for the three months ended March 31, 2018, was primarily due to the disposal of our Mexican asphalt business, which was held for sale at December 31, 2017. The prior year net loss on disposal or impairment was primarily due to the write-down of certain rights-of-way.
Interest expense
Interest expense increased in the three months ended March 31, 2018, to $42.5 million from $13.9 million in the three months ended March 31, 2017. The increase is primarily due to $19.5 million of HFOTCO related interest expense including accretion of the final payment related to the HFOTCO acquisition and $10.4 million due to the $325 million, 6.375% senior unsecured notes sold in March 2017 and the $300 million, 7.25% senior unsecured notes sold in September 2017. These increases were offset by $1.2 million in additional capitalized interest at SemCAMS.
Loss on early extinguishment of debt
During the three months ended March 31, 2017, we purchased $290 million of our outstanding $300 million senior unsecured notes due 2021 (the “2021 Notes”) through a tender offer. The price included a premium and interest to the purchase date. A notice of redemption was issued for the remaining $10 million of 2021 Notes, which were not redeemed through the tender offer pursuant to the redemption and satisfaction and discharge provisions of the indenture governing the 2021 Notes. The redemption price included a redemption premium and interest to the redemption date. As a result, we recognized a loss of $19.9 million on the early extinguishment of the 2021 Notes, which included premiums of $15.9 million and the write off of $3.6 million of associated unamortized debt issuance costs.
Foreign currency transaction loss
Foreign currency transaction loss for the three months ended March 31, 2018, is primarily due to foreign currency forwards to purchase Canadian dollars to limit exposure to foreign currency rate fluctuations for capital contributions to our Canadian operations.
Income tax expense (benefit)
We reported an income tax expense of $23.1 million for the three months ended March 31, 2018, compared to an expense of $95.0 thousand for the three months ended March 31, 2017. The effective tax rate was (232)% and (1)% for the three months ended March 31, 2018 and 2017, respectively. The rate for the three months ended March 31, 2018, is impacted by a discrete tax expense related to the vesting of restricted stock in the amount of $1.4 million and a discrete tax expense of $10.9 million in Mexico on the sale of the 100% equity interest in our Mexican asphalt business. The rate is also affected by the US deduction for foreign taxes. The rate for the three months ended March 31, 2017, is impacted by a discrete tax expense related to the vesting of restricted stock in the amount of $1.4 million. Significant items that impacted the effective tax rate for each period, as compared to the U.S. federal statutory rate of 21%, include earnings in foreign jurisdictions taxed at different rates and foreign earnings taxed in foreign jurisdictions as well as in the U.S., since they are disregarded entities for U.S. federal income tax purposes. These combined factors, and the magnitude of the permanent items impacting the tax rate relative to income from continuing operations before income taxes, result in rates that are not comparable between the periods.

Results of Operations by Reporting Segment
Crude Transportation

	Three Months Ended March 31,
(in thousands)	2018	2017
Revenue:
Pipeline transportation	$21,112	$6,184
Truck transportation	13,164	14,349
Total revenue	34,276	20,533
Less:
Operating expense	17,463	16,082
Plus:
Earnings from equity method investments	12,605	17,088
Adjustments to reflect equity earnings on an EBITDA basis	4,892	6,712
Segment profit	$34,310	$28,251
Three months ended March 31, 2018 versus three months ended March 31, 2017
Revenue
Pipeline transportation revenue increased to $21.1 million in the three months ended March 31, 2018, from $6.2 million in the three months ended March 31, 2017. The increase was primarily the result of $14.0 million related to the start-up of the Maurepas Pipeline and a $1.2 million increase on the WOT, partially offset by a $0.2 million reduction to intersegment transportation attributed to our Crude Supply and Logistics segment and a $0.1 million reduction in other volumes.
Truck transportation revenue decreased to $13.2 million in three months ended March 31, 2018, from $14.3 million for the same period in 2017 as a result of lower volumes.
Operating expense
Operating expense increased to $17.5 million for the three months ended March 31, 2018, compared to $16.1 million for the three months ended March 31, 2017. The increase was primarily the result of our Maurepas pipeline operations.
Earnings from equity method investments
Crude Transportation’s earnings from equity method investments decreased in the three months ended March 31, 2018, to $12.6 million from $17.1 million in the three months ended March 31, 2017, due to the sale of Glass Mountain Pipeline in December 2017, as well as a reduction in volumes.
Adjustments to reflect equity earnings on an EBITDA basis
Segment profit adjusts earnings from our equity method investments to exclude our proportional share of our equity investee’s depreciation and amortization expense. The decrease as compared to the prior period is primarily due to the sale of Glass Mountain Pipeline in December 2017.

Crude Facilities

	Three Months Ended March 31,
(in thousands)	2018	2017
Revenue:
Storage fees	$7,549	$7,881
Service fees	4,728	4,260
Total revenue	12,277	12,141
Less:
Operating expense	2,936	2,577
Segment profit	$9,341	$9,564

Three months ended March 31, 2018 versus three months ended March 31, 2017
Revenue
Revenue remained relatively constant at $12.3 million in the three months ended March 31, 2018, from $12.1 million for the three months ended March 31, 2017. The reduction in storage revenue of $0.3 million is the result of lower rates and the expiration of one 250,000 barrel tank lease. Compared to prior year, the average capacity used internally for crude oil operations and marketing activities increased to 1.7 million barrels from 1.4 million barrels and the average capacity leased by storage customers decreased to 6.0 million barrels from 6.6 million barrels. This decrease was offset primarily by an increase in unloading.
Operating expense
Operating expense increased to $2.9 million in the three months ended March 31, 2018, from $2.6 million for the three months ended March 31, 2017, as a result of increased compensation and other expense.

Crude Supply and Logistics

	Three Months Ended March 31,
(in thousands)	2018	2017
Revenue	$443,399	$297,471
Less:
Costs of products sold, exclusive of depreciation and amortization shown below	450,934	298,485
Operating expense	1,274	1,441
Unrealized gain (loss) on commodity derivatives, net	(2,226)	(27)
Segment profit	$(6,583)	$(2,428)
Three months ended March 31, 2018 versus three months ended March 31, 2017
Revenue
Revenue increased to $443.4 million in the three months ended March 31, 2018, from $297.5 million in the three months ended March 31, 2017.

	Three Months Ended March 31,
(in thousands)	2018	2017
Gross product revenue	$1,210,188	$1,110,561
Nonmonetary transaction adjustment	(764,563)	(813,063)
Unrealized loss on derivatives, net	(2,226)	(27)
Product revenue	$443,399	$297,471
Gross product revenue increased in the three months ended March 31, 2018, to $1.2 billion from $1.1 billion in the three months ended March 31, 2017. The increase was primarily due to a higher average sales price of $62 per barrel on lower volume sold of 19.6 million barrels in the three months ended March 31, 2018, compared to an average sales price of $51 per barrel on volume sold of 21.7 million barrels in the three months ended March 31, 2017.
Gross product revenue was reduced by $764.6 million and $813.1 million during the three months ended March 31, 2018 and 2017, respectively, in accordance with Accounting Standards Codification (“ASC”) 845-10-15, “Nonmonetary Transactions”. ASC 845-10-15 requires that certain transactions -- those where inventory is purchased from a customer then resold to the same customer -- to be presented in the income statement on a net basis, resulting in a reduction of revenue and costs of products sold by the same amount.
Costs of products sold
Costs of products sold increased in the three months ended March 31, 2018, to $450.9 million (including $11.2 million of intersegment transportation and facility expense) from $298.5 million in the three months ended March 31, 2017 (including $9.1 million of intersegment transportation and facility expense). Costs of products sold reflect reductions of $764.6 million and $813.1 million in the three months ended March 31, 2018 and 2017, respectively, in accordance with ASC 845-10-15.

There was a decrease in barrels sold, as described above, combined with an increase in the average cost per barrel of crude oil to $62 in the three months ended March 31, 2018, from $51 in the three months ended March 31, 2017.
The increase in cost of products sold outpaced the increase in revenue leading to a decrease in segment profit of $4.2 million as compared to the prior year. This is primarily due to increased pipeline transportation fees related to firm commitments beginning in June 2017 and increased truck transportation fees related to increased volume which are included in cost of products sold.
Operating expense
Operating expense decreased slightly to $1.3 million in the three months ended March 31, 2018, from $1.4 million for the three months ended March 31, 2017. The decrease is primarily due to lower compensation expense.

HFOTCO

Three Months Ended March 31,
(in thousands)	2018
Revenue:
Storage fees	$32,102
Service fees	7,767
Lease revenue	4,329
Total revenue	44,198
Less:
Operating expense	13,210
Segment profit	$30,988

HFOTCO, which was acquired in July 2017, generates revenue by providing storage and terminalling services to customers in the Houston Ship Channel. These contractual arrangements typically include fixed take-or-pay fees related to provision of storage and throughput capacity and usage based charges for pump-over, heating, berthing and excess throughput volumes. HFOTCO also generates revenue from leases of certain land, tanks and a barge dock which are accounted for as a direct financing lease.
For the three months ended March 31, 2018, HFOTCO’s operating expense included the write-off of a receivable of $4.2 million related to clean up costs associated with tank damage for which the insurance claim was denied.

SemGas

	Three Months Ended March 31,
(in thousands)	2018	2017
Revenue:
Product sales	$39,708	$47,227
Gathering and processing fees	16,187	14,436
Total revenue	55,895	61,663
Less:
Costs of products sold, exclusive of depreciation and amortization shown below	33,923	36,143
Operating expense	7,695	7,293
Segment profit	$14,277	$18,227
Three months ended March 31, 2018 versus three months ended March 31, 2017
Revenue
Product sales revenue decreased in the three months ended March 31, 2018, to $39.7 million from $47.2 million in the three months ended March 31, 2017. The decrease is primarily due to lower average natural gas NYMEX price of $3.00/

MMbtu in the three months ended March 31, 2018, versus $3.32/MMbtu for the same period in 2017, lower average NGL basket price of $0.83/gallon in the three months ended March 31, 2018, versus $0.85/gallon for the same period in 2017. The decrease was offset by higher volumes (28,161 MMcf in the three months ended March 31, 2018, compared to 26,658 MMcf for the same period in 2017). Volume increases are primarily due to Stack production, offset by reduced Mississippi Lime drilling coupled with natural well production declines.

Gathering and processing fee revenue increased in the three months ended March 31, 2018, to $16.2 million from $14.4 million in the three months ended March 31, 2017. In the current year, certain fees are reported as gathering and processing fee revenue under ASU 2016-15 - “Revenue from Contracts with Customers” (“ASC 606”), whereas in the prior year these amounts were reported as reductions to cost of sales under ASC 605. The current year includes $3.5 million of fee revenue which would have been included as a reduction to cost of sales under the prior year methodology. Exclusive of the impact of ASC 606, gathering and processing fee revenues are down although volumes are up, due to contract mix.
Costs of products sold
Costs of products sold decreased to $33.9 million in the three months ended March 31, 2018, from $36.1 million in the three months ended March 31, 2017. The decrease was primarily due to lower prices and lower Mississippi Lime volumes, offset by the impact of ASC 606 discussed above.
Operating expense
Operating expense increased slightly to $7.7 million in the three months ended March 31, 2018, from $7.3 million in the three months ended March 31, 2017. This increase was primarily due to employee costs.

SemCAMS

	Three Months Ended March 31,
(in thousands)	2018	2017
Revenue
Service fees	$30,542	$22,393
Other revenue	14,603	14,405
Total revenue	45,145	36,798
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	102	45
Operating expense	22,930	19,888
Segment profit	$22,113	$16,865
Three months ended March 31, 2018 versus three months ended March 31, 2017
Revenue
Revenue in the three months ended March 31, 2018, increased to $45.1 million from $36.8 million for the three months ended March 31, 2017. This increase is primarily due to higher operating cost recoveries, higher gathering and processing revenue and foreign exchange gains of $3.6 million, $1.9 million and $1.9 million, respectively.
Additionally, subsequent to the adoption of ASC 606, we recognized $1.3 million of revenue for recognition of certain deficiencies on take-or-pay agreements for which there is a contractual make-up period. Under ASC 605, revenue related to deficiencies with a make-up period was deferred until the contractual right to make up a deficiency expired. Under ASC 606, we can recognize all or a portion of revenue related to deficiencies before the make-up period expires if we determine that it is probable that the customer will not make-up all or some of its deficient volumes, for example if there is insufficient capacity to make up the deficient volumes in future periods.
Operating expense
Operating expense increased in the three months ended March 31, 2018, to $22.9 million from $19.9 million for the three months ended March 31, 2017. This increase is primarily due to higher costs for contract labor, foreign exchange losses and higher costs for greenhouse gas credit purchases, partially offset by lower compensation costs.

Corporate and Other

	Three Months Ended March 31,
(in thousands)	2018	2017
Revenue
Product sales	$31,319	$32,573
Storage fees	7,104	5,870
Service fees	2,855	2,022
Intersegment eliminations	(14,859)	(12,971)
Total revenue	26,419	27,494
Less:
Costs of products sold, exclusive of depreciation and amortization shown below	11,173	14,325
Operating expense	4,283	4,802
Plus:
Earnings from equity method investments	9	3
Adjustments to reflect NGL Energy equity earnings on a cash basis	(9)	(3)
Segment profit	$10,963	$8,367
Corporate and Other is not an operating segment. This table is included to permit the reconciliation of segment information to that of the consolidated Company. Product sales and cost of sales primarily related to our Mexican asphalt business which was sold on March 15, 2018. Storage fees and services fees primarily relate to our U.K. operations which were sold on April 12, 2018. Operating expenses relate to the Mexican asphalt business and U.K. operations. Earnings from equity method investments relate to our general partner interest in NGL Energy.

Liquidity and Capital Resources
Sources and Uses of Cash
Our principal sources of short-term liquidity are cash generated from our operations and borrowings under our revolving credit facilities. The consolidated cash balance on March 31, 2018, was $285.5 million. Of this amount, $25.6 million was held in Canada and portions may be subject to tax if transferred to the U.S. Potential sources of long-term liquidity include issuances of debt securities and equity securities and the sale of assets. Our primary cash requirements currently are operating expenses, capital expenditures, debt payments and our quarterly dividends. In general, we expect to fund:

•	operating expenses, maintenance capital expenditures and cash dividends through existing cash and cash from operating activities;

•	expansion capital expenditures and any working capital deficits through cash on hand, borrowings under our credit facilities and the issuance of debt securities and equity securities;

•	acquisitions through cash on hand, borrowings under our credit facilities, the issuance of debt securities and equity securities and proceeds from the divestiture of assets or interests in assets; and

•	debt principal payments through cash from operating activities and refinancing when the credit facility becomes due.
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
Cash Flows
The following table summarizes our changes in unrestricted cash for the periods presented:

	Three Months Ended March 31,
(in thousands)	2018	2017
Statement of cash flow data:
Cash flows provided by (used in):
Operating activities	$83,580	$28,009
Investing activities	(61,702)	(74,846)
Financing activities	170,062	37,229
Subtotal	191,940	(9,608)
Effect of exchange rate on cash and cash equivalents	(141)	1,248
Change in cash and cash equivalents	191,799	(8,360)
Cash and cash equivalents at beginning of period	93,699	74,216
Cash and cash equivalents at end of period	$285,498	$65,856
Operating Activities
The components of operating cash flows can be summarized as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017
Net loss	$(33,035)	$(10,277)
Non-cash expenses, net	64,118	51,234
Changes in operating assets and liabilities	52,497	(12,948)
Net cash flows provided by operating activities	$83,580	$28,009
Adjustments to net loss for non-cash expenses, net increased $12.9 million to $64.1 million for the three months ended March 31, 2018, from $51.2 million for the three months ended March 31, 2017. This change is primarily a result of:

•	$25.9 million in depreciation and amortization expense, primarily as a result of the acquisition of HFOTCO and completion of the Maurepas Pipeline;

•	$4.5 million reduction in earnings from equity method investments due to lower White Cliffs earnings and the prior year divestiture of our investment in Glass Mountain Pipeline;

•
$3.3 million in currency exchange losses in the current year primarily due to foreign currency forwards to purchase Canadian dollars to limit exposure to foreign currency rate fluctuations for capital contributions to our Canadian operations; and

•	$10.7 million change in deferred income tax expense (benefit).
These increases to the adjustments to net income for non-cash expenses, net were offset by decreases due to:

•	$19.9 million decrease related to a prior year loss on early extinguishment of $300 million of senior unsecured notes;

•	$6.0 million increase in gains on disposal or impairments, net, primarily due to current year gain on the disposal of our Mexican asphalt business as compared to prior year losses;

•	$4.7 million in distributions from equity investments due to our prior year disposal of our investment in Glass Mountain Pipeline;

All other adjustments to net income for non-cash expenses, net for the three months ended March 31, 2018, remained relatively comparable to the three months ended March 31, 2017.
Changes in operating assets and liabilities for the three months ended March 31, 2018, generated a net increase in operating cash flows of $52.5 million. The increase to operating cash flow due to the change in operating assets and liabilities was primarily a result of a decrease in assets related to accounts receivable, inventories, receivables from affiliates and other assets of $122.8 million, $25.2 million, $0.8 million, and $0.8 million, respectively, offset by an increase in other current assets of $3.7 million. Liabilities decreased $104.9 million in accounts payable and accrued liabilities and $4.7 million in payables to affiliates, offset by an increase in other noncurrent liabilities of $16.1 million. The increase in other noncurrent liabilities is primarily due to the accretion of the final payment related to the HFOTCO acquisition. Changes in receivables, inventory, payables and accrued liabilities are primarily due to our segments’ operating activities and are subject to the timing of purchases and sales and fluctuations in commodity pricing.
Changes in operating assets and liabilities for the three months ended March 31, 2017, generated a net decrease in operating cash flows of $12.9 million. The decrease to operating cash flow due to the change in operating assets and liabilities was primarily a result of an increase of $55.2 million in accounts receivable and $40.5 million in accounts payable and accrued liabilities, and a $2.4 million increase in inventories and decreases in receivables from affiliates of $12.5 million and payables to affiliates of $9.4 million, offset by an increase in non-current liabilities of $1.0 million. Changes in receivables, inventory, payables and accrued liabilities are primarily due to our segments’ operating activities and are subject to the timing of purchases and sales and fluctuations in commodity prices.
Investing Activities
For the three months ended March 31, 2018, we had net cash outflows of $61.7 million from investing activities, due primarily to $131.8 million in capital expenditures and $0.3 million of contributions to equity method investments. These cash outflows were offset by investing cash inflows of $63.8 million in proceeds from the sale of our Mexican asphalt business and $6.5 million of distributions in excess of equity in earnings of affiliates. Capital expenditures primarily related to expansion projects at our SemCAMS and HFOTCO segments. Distributions in excess of equity in earnings of affiliates represent cash distributions from White Cliffs in excess of our cumulative equity in earnings and are accounted for as a return of investment.
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
Financing Activities
For the three months ended March 31, 2018, we had net cash inflows of $170.1 million from financing activities, which related to proceeds from the issuance of preferred stock, net of offering costs, of $342.4 million, offset by principal payments on credit facilities and other obligations of $134.2 million, dividends paid of $37.2 million and debt issuance costs of $0.5 million.
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
Long-term Debt
Senior Unsecured Notes
At March 31, 2018, we had outstanding $400 million of 5.625% senior unsecured notes due 2022, $350 million of 5.625% senior unsecured notes due 2023, $325 million of 6.375% senior unsecured notes due 2025 and $300 million of 7.25% senior unsecured notes due 2026.
SemGroup Revolving Credit Facility
At March 31, 2018, we had no cash borrowings outstanding under our $1.0 billion revolving credit facility. We had $39.4 million in outstanding letters of credit on that date. The maximum letter of credit capacity under this facility is

$250 million. The facility can be increased up to $300 million. The credit agreement expires on March 15, 2021.
At March 31, 2018, we had available borrowing capacity of $960.6 million under this facility.
HFOTCO long-term debt
At March 31, 2018, HFOTCO had $60 million of cash borrowings outstanding under its $75 million revolving credit facility, $530.8 million outstanding under its Term Loan B and $225 million outstanding of tax exempt notes payable due 2050. The revolving credit facility matures on August 19, 2019. HFOTCO’s term loan B is due in quarterly installments of $1.4 million with a final payment due on August 19, 2021.
HFOTCO acquisition final payment
At March 31, 2018, SemGroup had $578.4 million of long-term debt associated with the final payment related to the HFOTCO acquisition. On April 17, 2018, we made the final payment related to the HFOTCO acquisition in the amount of $579.6 million. The payment was funded through revolving credit facility borrowings and cash on hand.
Series A Convertible Preferred Stock
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

Projected capital expenditures for 2018 are estimated at $310 million in expansion projects, including capital contributions to affiliates for funding growth projects and acquisitions, and $40 million in maintenance projects. These estimates may change as future events unfold. See “Cautionary Note Regarding Forward-Looking Statements.” During the three months ended March 31, 2018, we spent $131.8 million (cash basis) on capital projects and $0.3 million in capital contributions to equity method investees.
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
SemGroup Dividends
The table below shows dividends declared and/or paid by SemGroup during 2017 and 2018.

Quarter Ended	Record Date	Payment Date	Dividend Per Share
March 31, 2017	March 7, 2017	March 17, 2017	$0.45
June 30, 2017	May 15, 2017	May 26, 2017	$0.45
September 30, 2017	August 18, 2017	August 28, 2017	$0.45
December 31, 2017	November 20, 2017	December 1, 2017	$0.45

March 31, 2018	March 9, 2018	March 19, 2018	$0.4725
June 30, 2018	May 16, 2018	May 25, 2018	$0.4725
Preferred Stock Dividends
On May 1, 2018, we declared a paid-in-kind dividend of $4.8 million, which has been prorated for the period from January 19, 2018 to March 31, 2018. The dividend will be paid on May 25, 2018. Paid-in-kind dividends increase the Liquidation Preference.
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
Customer Concentration
Shell Trading (US) Company, a customer of our Crude Supply and Logistics segment, accounted for more than 10% of our consolidated revenue for the three months ended March 31, 2018, at approximately 36%. The contracts from which our revenues are derived from this customer relate to our crude marketing operations and are for crude oil purchases and sales at market prices. We are not substantially dependent on such contracts and believe that if we were to lose any or all of these contracts, they could be readily replaced under substantially similar terms. Although we have contracts with customers of varying durations, if one or more of our major customers were to default on their contract, or if we were unable to renew our contract with one or more of these customers on favorable terms, we might not be able to replace any of these customers in a timely fashion, on favorable terms or at all. In any of these situations, our revenues and our ability to pay cash dividends to our stockholders may be adversely affected. We expect our exposure to risk of non-payment or non-performance to continue as long as we remain substantially dependent on a relatively small number of customers for a substantial portion of our revenues.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined by Item 303 of Regulation S-K.
Commitments
For information regarding purchase and sales commitments, see the discussion under the caption “Purchase and sale commitments” in Note 7 of our condensed consolidated financial statements of this Form 10-Q, which information is incorporated by reference into this Item 2.

Critical Accounting Policies and Estimates
For disclosure regarding our critical accounting policies and estimates, see the discussion under the caption “Critical Accounting Policies and Estimates” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017.

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
Commodity Price Risk
The table below outlines the range of NYMEX prompt month daily settle prices for crude oil and natural gas futures, and the range of daily propane spot prices provided by an independent, third-party broker for the three months ended March 31, 2018 and March 31, 2017, and the year ended December 31, 2017.

	Light Sweet Crude Oil Futures (Barrel)	Mont Belvieu (Non-LDH) Spot Propane (Gallon)	Henry Hub Natural Gas Futures (MMBtu)
Three Months Ended March 31, 2017
High	$54.45	$0.93	$3.42
Low	$47.34	$0.57	$2.56
High/Low Differential	$7.11	$0.36	$0.86

Three Months Ended March 31, 2018
High	$66.14	$1.02	$3.63
Low	$59.19	$0.73	$2.55
High/Low Differential	$6.95	$0.29	$1.08

Year Ended December 31, 2017
High	$60.42	$1.01	$3.42
Low	$42.53	$0.57	$2.56
High/Low Differential	$17.89	$0.44	$0.86
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
However, the SemGas segment has exposure to commodity price risk because of the nature of certain contracts for which our fee is based on a percentage of proceeds or index related to the prices of natural gas, natural gas liquids and condensate. Given current volumes, liquid recoveries and contract terms, we estimate the following sensitivities over the next twelve months:

•	A 10% increase in the price of natural gas and natural gas liquids results in approximately a $2.9 million increase to gross margin.

•	A 10% decrease in those prices would have the opposite effect.
The above sensitivities may be impacted by changes in contract mix, change in production or other factors which are outside of our control.
Additionally, based on our open derivative contracts at March 31, 2018, an increase in the applicable market price or prices for each derivative contract would result in a decrease in our crude oil sales revenues. Likewise, a decrease in the applicable market price or prices for each derivative contract would result in an increase in our crude oil sales revenues. However, the increases or decreases in crude oil sales revenues we recognize from our open derivative contracts are substantially offset by higher or lower crude oil sales revenues when the physical sale of the product occurs. These contracts may be for the purchase or sale of crude oil or in markets different from the physical markets in which we are attempting to hedge our exposure, or may have timing differences relative to the physical markets. As a result of these factors, our hedges may not eliminate all price risks.
The notional volumes and fair value of our commodity derivatives open positions as well as the change in fair value that would be expected from a 10% market price increase or decrease is shown in the table below (in thousands):

	Notional Volume (Barrels)	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease	Settlement Date
Crude oil:
Futures	1,029 (short)	$(3,594)	$(6,682)	$6,682	May 2018
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
Interest Rate Risk
We use variable rate debt and are exposed to market risk due to the floating interest rates on our credit facilities. Therefore, from time-to-time we may use interest rate derivatives to manage interest obligations on specific debt issuances. Our variable rate debt bears interest at LIBOR or prime, subject to certain floors, plus the applicable margin. At March 31, 2018, an increase in these base rates of 1%, above the base rate floors, would increase our interest expense by $2.1 million for the three months ended March 31, 2018. Increases in interest expense due to an increase in interest rates as presented above, would have been partially offset by a $1.0 million reduction in interest expense from interest rate swaps, discussed below, in each period.
The average interest rates presented below are based upon rates in effect at March 31, 2018 and December 31, 2017. The carrying value of the variable rate instruments in our credit facilities approximate fair value primarily because our rates fluctuate with prevailing market rates.
The following table summarizes our debt obligations:

Liabilities	March 31, 2018	December 31, 2017
Long-term debt - variable rate	$815.8 million	$948.1 million
Average interest rate	4.95%	4.32%
Long-term debt - fixed rate	$1.4 billion	$1.4 billion
Fixed interest rate	6.16%	6.16%

Debt obligations above exclude the final payment related to the HFOTCO acquisition, which was made on April 17, 2018.
In conjunction with the HFOTCO acquisition, we acquired HFOTCO’s interest rate swaps. The swaps allow us to limit exposure to interest rate fluctuations. The swaps only apply to a portion of our outstanding debt and provide only partial mitigation of interest rate fluctuations. We have not designated the swaps as hedges, as such changes in the fair value of the swaps are recorded through current period earnings as a component of interest expense. At March 31, 2018, we had interest rate swaps with notional values of $490.4 million. At March 31, 2018, the fair value of our interest rate swaps was $0.1 million which was reported within “other current assets” in our condensed consolidated balance sheet. For the three months ended March 31, 2018, we recognized unrealized gains of $1.1 million related to interest rate swaps.
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
A 10% change in the average exchange rate during the three months ended March 31, 2018, would change operating income by $35 thousand.
In the first quarter of 2018 and the fourth quarter of 2017, we entered into foreign currency forwards to purchase Canadian dollars to limit exposure to foreign currency rate fluctuations for capital contributions to our Canadian operations. In the first quarter of 2018, we entered into a foreign currency forward to sell British pounds to limit exposure to foreign currency rate fluctuations in relation to the sale of our U.K. operations. We have not designated the forwards as hedges, as such changes in the fair value of the forwards are recorded through current period earnings as a component of foreign currency translation gain/loss. At March 31, 2018, we had foreign currency forwards with notional values of $148.7 million. At March 31, 2018, the fair value of our foreign currency swaps was $1.8 million, which is reported within “other current liabilities” and “other noncurrent liabilities” in our consolidated balance sheet. For the quarter ended March 31, 2018, we recognized unrealized losses of $4.4 million related to foreign currency forwards. The foreign currency forwards have maturities through June 2019.
A 1% increase in the USD/CAD and GBP/USD foreign exchange rates would lead to a $1.8 million loss and in the event of a 1% decrease in the USD/CAD and GBP/USD foreign exchange rates a $4.0 million loss based on the exchange rates at March 31, 2018.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act), are effective as of March 31, 2018. This conclusion is based on an evaluation conducted under the supervision and participation of our Chief Executive Officer and Chief Financial Officer along with our management. Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2018, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For information regarding legal proceedings, see the discussion under the captions “Environmental” and “Other matters,” in Note 7 of our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated by reference into this Item 1.

Item 1A.	Risk Factors
There have been no material changes to the risk factors involving us from those previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases of our common stock by us during the quarter ended March 31, 2018:

	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2018 - January 31, 2018	—	$—	—	—
February 1, 2018 - February 28, 2018	—	—	—	—
March 1, 2018 - March 31, 2018	17,131	22.40	—	—
Total	17,131	$22.40	—	—

(1)	Represents shares of common stock withheld from certain of our employees for payment of taxes associated with the vesting of restricted stock awards.
(2)	The price paid per common share represents the closing price as posted on the New York Stock Exchange on the day that the shares were purchased.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
Not applicable

Item 5.	Other Information
None

Item 6.	Exhibits
The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
2
Membership Interest Purchase Agreement, dated as of January 5, 2018, between SemMaterials, L.P. and SemMexico, L.L.C. and Ergon Asfaltos Mexico HC, LLC, Ergon Mexico HC, LLC, and Ergon Asphalt & Emulsions, Inc. (filed as Exhibit 2 to our current report on Form 8-K dated March 15, 2018, filed March 20, 2018, and incorporated herein by reference).

3
Certificate of Designations of Series A Cumulative Perpetual Convertible Preferred Stock of SemGroup Corporation, filed with the Secretary of State of the State of Delaware on January 19, 2018 (including form of stock certificate for our Series A Cumulative Perpetual Convertible Preferred Stock attached as Exhibit A thereto) (filed as Exhibit 3.1 to our current report on Form 8-K dated January 16, 2018, filed January 19, 2018, and incorporated herein by reference).

10.1
Second Amendment to Amended and restated Credit Agreement, dated as of February 20, 2018, by and among SemGroup Corporation, as borrower, the guarantors named therein, the lenders named therein, and Wells Fargo Bank, National Association, as administrative agents (filed as Exhibit 10.3 to our annual report on Form 10-K for the fiscal year ended December 31, 2017, filed February 26, 2018, and incorporated herein by reference).

10.2
Securities Purchase Agreement, dated as of January 16, 2018, by and among SemGroup Corporation, WP SemGroup Holdings, L.P., Atlas Point Energy Infrastructure Fund, LLC and several affiliates of Tortoise Capital Advisors, L.L.C. (filed as Exhibit 10.1 to our current report on Form 8-K dated January 16, 2018, filed January 19, 2018, and incorporated herein by reference).

10.3	SemGroup Corporation Equity Incentive Plan Form of 2018 Performance Share Unit Award Agreement for executive officers and employees in the United States.
10.4
Form of Severance Agreement between SemGroup Corporation and each of its executive officers other than Carlin G. Conner (filed as Exhibit 10.19 to our annual report on Form 10-K for the fiscal year ended December 31, 2017, filed February 26, 2018, and incorporated herein by reference.)

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

Date: May 9, 2018	SEMGROUP CORPORATION

	By:	/s/ Robert N. Fitzgerald
Robert N. Fitzgerald
Senior Vice President and
Chief Financial Officer