Form 10-Q
period 2018-06-30
SemGroup Corp
filed 2018-08-09
CIK 1489136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class		Outstanding at July 31, 2018
Class A	Common stock, $0.01 par	79,038,619	Shares
Class B	Common stock, $0.01 par	—	Shares

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SEMGROUP CORPORATION
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par value)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$55,324	$93,699
Accounts receivable (net of allowance of $1,680 and $2,628, respectively)	544,457	653,484
Receivable from affiliates	1,072	1,691
Inventories	66,711	101,665
Current assets held for sale	—	38,063
Other current assets	28,300	14,297
Total current assets	695,864	902,899
Property, plant and equipment (net of accumulated depreciation of $524,495 and $444,842, respectively)	3,415,505	3,315,131
Equity method investments	276,120	285,281
Goodwill	257,302	257,302
Other intangible assets (net of accumulated amortization of $73,212 and $56,409, respectively)	381,840	398,643
Other noncurrent assets	145,044	132,600
Noncurrent assets held for sale	—	84,961
Total assets	$5,171,675	$5,376,817
LIABILITIES, PREFERRED STOCK AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$469,546	$587,898
Payable to affiliates	825	6,971
Accrued liabilities	115,701	131,407
Deferred revenue	9,082	7,518
Current liabilities held for sale	—	23,847
Other current liabilities	13,042	3,395
Current portion of long-term debt	6,000	5,525
Total current liabilities	614,196	766,561
Long-term debt, net	2,534,894	2,853,095
Deferred income taxes	55,070	46,585
Other noncurrent liabilities	35,867	38,495
Noncurrent liabilities held for sale	—	13,716
Commitments and contingencies (Note 7)
Preferred stock, $0.01 par value, $354,832 liquidation preference (authorized - 4,000 shares; issued - 350 and 0 shares, respectively)	347,130	—
SemGroup owners’ equity:
Common stock, $0.01 par value (authorized - 190,000 and 100,000 shares; issued - 79,117 and 79,708 shares, respectively)	785	786
Additional paid-in capital	1,696,865	1,770,117
Treasury stock, at cost (88 and 1,024 shares, respectively)	(699)	(8,031)
Accumulated deficit	(82,983)	(50,706)
Accumulated other comprehensive loss	(29,450)	(53,801)
Total owners’ equity	1,584,518	1,658,365
Total liabilities, preferred stock and owners’ equity	$5,171,675	$5,376,817
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Product	$423,290	$368,006	$934,058	$741,367
Service	148,964	88,487	280,859	156,680
Lease	4,251	—	8,580	—
Other	19,289	16,596	33,906	31,142
Total revenues	595,794	473,089	1,257,403	929,189
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	412,089	340,107	908,221	689,105
Operating	90,245	73,346	160,036	125,429
General and administrative	22,886	26,819	49,363	48,531
Depreciation and amortization	51,755	25,602	102,291	50,201
Loss (gain) on disposal or impairment, net	1,824	(234)	(1,742)	2,176
Total expenses	578,799	465,640	1,218,169	915,442
Earnings from equity method investments	14,351	17,753	26,965	34,844
Operating income	31,346	25,202	66,199	48,591
Other expenses (income), net:
Interest expense	35,904	13,477	78,365	27,344
Loss on early extinguishment of debt	—	8	—	19,930
Foreign currency transaction loss (gain)	2,314	(1,011)	5,608	(1,011)
Other income, net	(533)	(508)	(1,483)	(726)
Total other expenses, net	37,685	11,966	82,490	45,537
Income (loss) before income taxes	(6,339)	13,236	(16,291)	3,054
Income tax expense (benefit)	(3,613)	3,625	19,470	3,720
Net income (loss)	(2,726)	9,611	(35,761)	(666)
Less: cumulative preferred stock dividends	6,211	—	11,043	—
Net income (loss) attributable to common shareholders	$(8,937)	$9,611	$(46,804)	$(666)
Net income (loss)	$(2,726)	$9,611	$(35,761)	$(666)
Other comprehensive income, net of income tax	6,180	8,952	24,351	14,985
Comprehensive income (loss)	$3,454	$18,563	$(11,410)	$14,319
Net income (loss) per common share (Note 12):
Basic	$(0.11)	$0.15	$(0.60)	$(0.01)
Diluted	$(0.11)	$0.15	$(0.60)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(35,761)	$(666)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	102,291	50,201
Loss (gain) on disposal or impairment of long-lived assets, net	(1,742)	2,176
Earnings from equity method investments	(26,965)	(34,844)
Distributions from equity method investments	26,943	34,234
Amortization of debt issuance costs and discount	3,611	2,888
Loss on early extinguishment of debt	—	19,930
Deferred tax expense	5,618	472
Non-cash equity compensation	5,594	5,560
Provision for uncollectible accounts receivable, net of recoveries	(250)	300
Foreign currency transaction loss (gain)	5,608	(1,011)
Inventory valuation adjustment	—	455
Changes in operating assets and liabilities (Note 13)	11,499	12,599
Net cash provided by operating activities	96,446	92,294
Cash flows from investing activities:
Capital expenditures	(234,294)	(211,098)
Proceeds from sale of long-lived assets	154	16,163
Contributions to equity method investments	(2,453)	(9,627)
Proceeds from business divestitures	146,735	—
Distributions in excess of equity in earnings of affiliates	11,636	13,410
Net cash used in investing activities	(78,222)	(191,152)
Cash flows from financing activities:
Debt issuance costs	(4,469)	(6,019)
Borrowings on credit facilities and issuance of senior notes, net of discount	997,500	550,018
Principal payments on credit facilities and other obligations	(1,315,798)	(388,730)
Debt extinguishment costs	—	(16,293)
Proceeds from preferred stock issuance, net of offering costs	342,299	—
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(699)	(1,266)
Dividends paid	(74,423)	(59,493)
Proceeds from issuance of common stock under employee stock purchase plan	245	542
Net cash provided by (used in) financing activities	(55,345)	78,759
Effect of exchange rate changes on cash and cash equivalents	(1,254)	2,418
Change in cash and cash equivalents	(38,375)	(17,681)
Cash and cash equivalents at beginning of period	93,699	74,216
Cash and cash equivalents at end of period	$55,324	$56,535

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

1.	OVERVIEW
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Although management believes these estimates are reasonable, actual results could differ materially from these estimates. The results of operations for the three months and six months ended June 30, 2018, are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.
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
In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost”, which requires that an employer disaggregate the service cost component from other components of net benefit cost. This ASU also provides explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allows only the service cost component of net benefit cost to be eligible for capitalization. We adopted this guidance retrospectively in the first quarter of 2018. For the three months and six months ended June 30, 2017, we reclassified $0.1 million and $0.1 million, respectively, of non-service pension costs from “general and administrative expense” to “other expense (income)”.
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

	June 30, 2018
	Under ASC 606	Under ASC 605	Increase/(Decrease)
Accounts receivable, net	$544,457	$542,717	$1,740
Other noncurrent assets	$145,044	$126,180	$18,864
Other current liabilities	$13,042	$12,699	$343
Deferred income taxes	$55,070	$49,385	$5,685
Accumulated deficit	$(82,983)	$(97,559)	$14,576

	Three Months Ended June 30, 2018
	Under ASC 606	Under ASC 605	Increase/(Decrease)
Revenue	$595,794	$590,082	$5,712
Cost of sales	$412,089	$407,717	$4,372
General and administrative expense	$22,886	$22,786	$100
Income tax expense (benefit)	$(3,613)	$(3,664)	$51
Net loss	$(2,726)	$(3,915)	$1,189
Net loss attributable to common shareholders	$(8,937)	$(10,126)	$1,189
Net loss per common share:
Basic	$(0.11)	$(0.13)	$0.02
Diluted	$(0.11)	$(0.13)	$0.02

	Six Months Ended June 30, 2018
	Under ASC 606	Under ASC 605	Increase/(Decrease)
Revenue	$1,257,403	$1,245,805	$11,598
Cost of sales	$908,221	$900,308	$7,913
General and administrative expense	$49,363	$49,163	$200
Income tax expense (benefit)	$19,470	$19,047	$423
Net loss	$(35,761)	$(38,823)	$3,062
Net loss attributable to common shareholders	$(46,804)	$(49,866)	$3,062
Net loss per common share:
Basic	$(0.60)	$(0.64)	$0.04
Diluted	$(0.60)	$(0.64)	$0.04

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

1.	OVERVIEW, Continued

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

•	Changes to deferred income taxes primarily relate to the deferred tax impact of adoption entries.

•	Changes to retained earnings are due to the impact of adoption at January 1, 2018, as described above, and cumulative differences in net income through June 30, 2018.
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

On March 15, 2018, we completed the sale of our Mexican asphalt business for $70.7 million, including the impact of a $2.8 million post-closing adjustment paid to the buyer in June of 2018. We recorded a pre-tax gain on disposal of $1.6 million for the six months ended June 30, 2018. The Mexican asphalt business was held for sale and carried at net realizable value at December 31, 2017. The Mexican asphalt business contributed $2.3 million of pre-tax income for the six months ended June 30, 2018, excluding the gain on disposal.
On April 12, 2018, we completed the sale of our U.K. operations, SemLogistics, for $73.1 million in cash, including an estimated payable of $1.6 million for post-closing adjustments. We recorded a pre-tax gain on disposal of $0.4 million for the six months ended June 30, 2018, including estimated post-closing adjustments. The U.K. business was held for sale and carried at net realizable value at December 31, 2017. The U.K. business contributed a pre-tax loss of $0.4 million and pre-tax income of $5.4 million, respectively, for the three and six months ended June 30, 2018, excluding the loss on disposal.
In the second quarter of 2018, we recorded an incremental gain of $1.4 million related to customary post-closing adjustments related to the prior year sale of our equity interest in Glass Mountain Pipeline.

3.	EQUITY METHOD INVESTMENTS

Our equity method investments consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
White Cliffs Pipeline, L.L.C.	$257,179	$266,362
NGL Energy Partners LP	18,941	18,919
Total equity method investments	$276,120	$285,281

Our earnings from equity method investments consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
White Cliffs Pipeline, L.L.C.	$14,338	$15,976	$26,943	$31,169
Glass Mountain Pipeline, LLC	—	1,771	—	3,666
NGL Energy Partners LP	13	6	22	9
Total earnings from equity method investments	$14,351	$17,753	$26,965	$34,844
Cash distributions received from equity method investments consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
White Cliffs Pipeline, L.L.C.	$19,429	$22,514	$38,579	$40,704
Glass Mountain Pipeline, LLC	—	3,437	—	6,940
Total cash distributions received from equity method investments	$19,429	$25,951	$38,579	$47,644

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

3.	EQUITY METHOD INVESTMENTS, Continued

White Cliffs Pipeline, L.L.C.
We own a 51% interest in White Cliffs Pipeline, L.L.C. (“White Cliffs”), which we account for under the equity method. Certain unaudited summarized income statement information of White Cliffs for the three months and six months ended June 30, 2018 and 2017, is shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$44,209	$49,659	$84,600	$99,843
Cost of products sold, exclusive of depreciation and amortization shown below	$(415)	$4,338	$(31)	$8,451
Operating, general and administrative expenses	$6,594	$5,886	$11,997	$12,126
Depreciation and amortization expense	$9,606	$9,209	$19,197	$18,465
Net income	$28,423	$30,185	$53,437	$60,760
Our equity in earnings of White Cliffs for the three months and six months ended June 30, 2018 and 2017, is less than 51% of the net income of White Cliffs for the same periods. This is due to certain general and administrative expenses we incur in managing the operations of White Cliffs that the other owners are not obligated to share.
The members of White Cliffs are required to contribute capital to White Cliffs to fund various projects. For the six months ended June 30, 2018, we contributed $1.8 million for a project to convert one of White Cliff’s 12-inch pipelines from crude to natural gas liquids service. Remaining contributions related to the conversion project will be paid in 2018 and 2019 and are expected to total $31.2 million. The project is expected to be completed during the fourth quarter of 2019.
Glass Mountain Pipeline, LLC
On December 22, 2017, we completed the sale of our equity method investment in Glass Mountain Pipeline LLC (“Glass Mountain”) for $300 million, subject to working capital and other adjustments. Proceeds from the sale were used to repay borrowings on SemGroup's revolving credit facility.
NGL Energy Partners LP
We own an 11.78% interest in the general partner of NGL Energy Partners LP (NYSE: NGL) (“NGL Energy”) which is being accounted for under the equity method in accordance with ASC 323-30-S99-1, as our ownership is in excess of the 3 to 5 percent interest which is generally considered to be more than minor. The general partner of NGL Energy is not a publicly traded company.

4.	FINANCIAL INSTRUMENTS
Fair value of financial instruments
We record certain financial assets and liabilities at fair value at each balance sheet date. The tables below summarize the balances of derivative assets and liabilities at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018
	Level 1	Level 2	Level 3	Netting (1)	Total - Net
Assets:
Commodity derivatives (2)	$500	$—	$—	$(500)	$—
Interest rate swaps	—	—	166	—	166
Total assets	500	—	166	(500)	166
Liabilities:
Commodity derivatives	8,503	—	—	(500)	8,003

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

4.	FINANCIAL INSTRUMENTS, Continued

Foreign currency forwards	—	2,513	—	—	2,513
Interest rate swaps	—	—	56	—	56
Total liabilities	8,503	2,513	56	(500)	10,572
Net assets (liabilities) at fair value	$(8,003)	$(2,513)	$110	$—	$(10,406)

	December 31, 2017
	Level 1	Level 2	Level 3	Netting (1)	Total - Net
Assets:
Commodity derivatives (2)	$602	$—	$—	$(602)	$—
Foreign currency forwards	—	2,564	—	—	2,564
Total assets	602	2,564	—	(602)	2,564
Liabilities:
Commodity derivatives	1,970	—	—	(602)	1,368
Interest rate swaps	—	—	1,228	—	1,228
Total liabilities	1,970	—	1,228	(602)	2,596
Net assets (liabilities) at fair value	$(1,368)	$2,564	$(1,228)	$—	$(32)
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
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value levels. At June 30, 2018, all of our physical fixed price forward purchases and sales commodity contracts were being accounted for as normal purchases and normal sales.
The following table summarizes changes in the fair value of our net financial liabilities classified as Level 3 in the fair value hierarchy (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Net assets (liabilities) at beginning of the period	$130	$(1,228)
Transfers out of Level 3	—	—
Realized/Unrealized gain (loss) included in earnings*	(84)	1,219
Settlements	64	119
Net assets (liabilities) at end of period	$110	$110
*Gains and losses related to interest rate swaps are recorded in interest expense in the condensed consolidated statements of operations and comprehensive income (loss).

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

4.	FINANCIAL INSTRUMENTS, Continued

There were no financial assets or liabilities recorded at fair value which were classified as Level 3 during the three months and six months ended June 30, 2017.
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
The following table sets forth the notional quantities for derivative instruments entered into (in thousands of barrels):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Sales	3,624	2,282	7,763	6,594
Purchases	3,816	2,821	7,191	6,952
We have not designated any of our commodity derivative instruments as accounting hedges. We have recorded the fair value of our commodity derivative instruments on our condensed consolidated balance sheets in “other current assets” and “other current liabilities” in the following amounts (in thousands):

	June 30, 2018		December 31, 2017
	Assets	Liabilities	Assets	Liabilities
Commodity contracts	$—	$8,003	$—	$1,368
We have posted margin deposits as collateral with brokers who have the right of set off associated with these funds. At June 30, 2018 and December 31, 2017, our margin deposit balances were in net asset positions of $9.6 million and $1.9 million, respectively. These margin account balances have not been offset against our net commodity derivative instrument (contract) positions. Had these margin deposits been netted against our net commodity derivative instrument (contract) positions as of June 30, 2018 and December 31, 2017, we would have had asset positions of $1.6 million and $0.5 million, respectively.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

4.	FINANCIAL INSTRUMENTS, Continued

Realized and unrealized gains (losses) from our commodity derivatives were recorded to product revenue in the following amounts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Commodity contracts	$(9,094)	$4,122	$(12,230)	$8,783
Interest rate swaps
At June 30, 2018, we had interest rate swaps which allow us to limit exposure to interest rate fluctuations. The swaps only apply to a portion of our outstanding debt and provide only partial mitigation of interest rate fluctuations. We have not designated the swaps as hedges, as such, changes in the fair value of the swaps are recorded through current period earnings as a component of interest expense. At June 30, 2018, we had interest rate swaps with notional values of $489.7 million. At June 30, 2018, the fair value of our interest rate swaps was $0.1 million which was reported within “other current assets” in our condensed consolidated balance sheet. For the three months ended June 30, 2018, we recognized realized and unrealized losses of $0.1 million related to interest rate swaps. For the six months ended June 30, 2018, we recognized realized and unrealized gains of $1.2 million related to interest rate swaps.
Foreign currency forwards
At June 30, 2018, we had foreign currency forwards primarily to purchase Canadian dollars to limit exposure to foreign currency rate fluctuations for capital contributions to our SemCAMS segment primarily to fund capital projects. We have not designated the forwards as hedges, as such, changes in the fair value of the forwards are recorded through current period earnings as a component of foreign currency translation gains and losses. At June 30, 2018, we had foreign currency forwards with notional values of $95.0 million. At June 30, 2018, the fair value of our foreign currency swaps was $2.5 million, which is reported within "other current liabilities" in our consolidated balance sheet. For the three months and six months ended June 30, 2018, we recognized realized and unrealized losses of $2.1 million and $6.5 million, respectively, related to foreign currency forwards.
Concentrations of risk
During the three months ended June 30, 2018, one customer, primarily of our Crude Supply and Logistics segment, accounted for more than 10% of our consolidated revenue with revenues of $190.7 million. One third-party supplier of our Crude Supply and Logistics segment accounted for more than 10% of our consolidated costs of products sold with purchases of $59.0 million.
During the six months ended June 30, 2018, one customer, primarily of our Crude Supply and Logistics segment, accounted for more than 10% of our consolidated revenue with revenues of $420.2 million. One third-party supplier of our Crude Supply and Logistics segment accounted for more than 10% of our consolidated costs of products sold with purchases of $93.9 million.
At June 30, 2018, one third-party customer, primarily of our Crude Supply and Logistics segment, accounted for approximately 12% of our consolidated accounts receivable.

5.	INCOME TAXES
The effective tax rate was 57% and 27% for the three months ended June 30, 2018 and 2017, respectively. The effective tax rate was (120)% and 122% for the six months ended June 30, 2018 and 2017, respectively. The rate for the six months ended June 30, 2018, is impacted by a discrete tax expense related to the vesting of restricted stock in the amount of $1.7 million, a discrete tax expense of $10.0 million in Mexico on the sale of the 100% equity interest in our Mexican asphalt business, and a discrete tax expense of $2.7 million on the foreign tax deduction offset to branch deferreds on the sale of our U.K. operations. The rate is also affected by the U.S. deduction for foreign taxes. The rate for the six months ended June 30, 2017, is impacted by a discrete tax expense related to the vesting of restricted stock in the amount of $1.4 million. Significant items that impacted the effective tax rate for each period, as compared to the U.S. federal statutory rate of 21%, include earnings in foreign jurisdictions taxed at different rates and foreign earnings taxed in foreign jurisdictions as well as in the U.S., since they are disregarded entities for U.S. federal income tax purposes. These

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

5.     INCOME TAXES, Continued

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
We have analyzed filing positions in all of the federal, state and foreign jurisdictions where we are required to file income tax returns and determined that no accruals related to uncertainty in tax positions are required. All income tax years of the Company ending after the emergence from bankruptcy remain open for examination in U.S. jurisdictions under general operation of the statute of limitations, including special provisions with regard to net operating loss carryovers. In foreign jurisdictions, all tax periods prior to the emergence from bankruptcy are closed. The statute of limitations has not been waived with respect to any foreign jurisdictions post emergence and tax periods are open for examination in accordance with the general statutes of each foreign jurisdiction. Currently, there are no examinations in progress for our federal and state jurisdictions. Canada Revenue Agency has completed an income tax audit of SemCAMS ULC for the tax years 2013 and 2014 and closure of the 2015 audit is pending with no material adjustments. No other foreign jurisdictions are currently under audit.

6.	LONG-TERM DEBT
Our long-term debt consisted of the following (dollars in thousands):

	Interest rate at June 30, 2018	June 30, 2018	December 31, 2017
Senior unsecured notes due 2022	5.625%	$400,000	$400,000
Senior unsecured notes due 2023	5.625%	350,000	350,000
Senior unsecured notes due 2025	6.375%	325,000	325,000
Senior unsecured notes due 2026	7.250%	300,000	300,000
SemGroup $1.0 billion corporate revolving credit facility (1)
Alternate base rate borrowings	5.750%	25,000	—
Eurodollar borrowings	4.062%	350,000	131,000
HFOTCO acquisition final payment		—	565,868
HFOTCO term loan B (2)	5.090%	600,000	532,125
HFOTCO tax exempt notes payable due 2050	3.087%	225,000	225,000
HFOTCO $75 million revolving credit facility		—	60,000
Capital leases		—	25
Unamortized premium (discount) and debt issuance costs, net		(34,106)	(30,398)
Total long-term debt, net		2,540,894	2,858,620
Less: current portion of long-term debt		6,000	5,525
Noncurrent portion of long-term debt, net		$2,534,894	$2,853,095

(1)	SemGroup $1.0 billion corporate revolving credit facility matures on March 15, 2021.

(2)	HFOTCO term loan B is due in quarterly installments of $1.5 million with a final payment due on June 26, 2025.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

6.	LONG-TERM DEBT, Continued

HFOTCO credit agreement
On June 26, 2018, HFOTCO and Buffalo Gulf Coast Terminals LLC ("BGCT") entered into an Amendment and Restatement Agreement (the “Amendment and Restatement Agreement”). Pursuant to the Amendment and Restatement Agreement, the HFOTCO credit agreement was amended and restated in its entirety (as so amended and restated, the “Restated HFOTCO Credit Agreement”).
The Restated HFOTCO Credit Agreement increases the aggregate term loans incurred thereunder to $600 million, terminates the HFOTCO $75.0 million revolving credit facility, and extends the maturity date of the term loans to June 26, 2025 (the “Maturity Date”). In addition, HFOTCO may incur additional term loans in an aggregate amount not to exceed the greater of $120 million and a measure of HFOTCO’s EBITDA, defined in the credit agreement, at the time of determination, plus additional amounts subject to satisfaction of certain leverage-based criteria, subject to receiving commitments for such additional term loans from either new lenders or increased commitments from existing lenders. The term loan B was issued at a discount of $1.5 million.
At HFOTCO’s option, the term loans will bear interest at the Eurodollar rate or an alternate base rate (“ABR”), plus, in each case, an applicable margin of 2.75% relating to any term loans accruing interest at the Eurodollar rate and 1.75% relating to term loans accruing interest at ABR.
The Restated HFOTCO Credit Agreement includes customary representations and warranties and affirmative and negative covenants, which were made only for the purposes of the Restated HFOTCO Credit Agreement and as of the specific date (or dates) set forth therein, and may be subject to certain limitations as agreed upon by the contracting parties, and apply only to BGCT, HFOTCO and any subsidiaries of HFOTCO party to the Restated HFOTCO Credit Agreement. Such limitations include the creation of new liens, indebtedness, making of certain restricted payments and payments on indebtedness, making certain dispositions, making material changes in business activities, making fundamental changes including liquidations, mergers or consolidations, making certain investments, entering into certain transactions with affiliates, making amendments to material agreements, modifying the fiscal year, dealing with hazardous materials in certain ways, entering into certain hedging arrangements, entering into certain restrictive agreements, and funding or engaging in sanctioned activities.
The Restated HFOTCO Credit Agreement includes customary events of default, including events of default relating to inaccuracy of representations and warranties in any material respect when made or when deemed made, non-payment of principal and other amounts owing under the Restated HFOTCO Credit Agreement, including, in respect of, violation of covenants, cross acceleration to any material indebtedness of BGCT, HFOTCO and its subsidiaries, bankruptcy and insolvency events, certain unsatisfied judgments, certain ERISA events, certain invalidities of loan documents and the occurrence of a change of control. A default under the Restated HFOTCO Credit Agreement would permit the participating banks to require immediate repayment of any outstanding loans with interest and any unpaid accrued fees, and subject to intercreditor arrangements with the holders of the HFOTCO tax exempt notes payable, exercise other rights and remedies.
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
The HFOTCO term loan B and HFOTCO tax exempt notes payable are secured by substantially all of the assets of HFOTCO and its immediate parent, BGCT. The HFOTCO tax exempt notes payable have a priority position over the HFOTCO term loan B.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

6.	LONG-TERM DEBT, Continued

Letters of credit
We had the following outstanding letters of credit at June 30, 2018 (dollars in thousands):

SemGroup $1.0 billion revolving credit facility	1.75%	$28,335
Secured bi-lateral (1)	1.75%	$62,393
(1) Secured bi-lateral letters of credit are external to the SemGroup $1.0 billion revolving credit facility and do not reduce availability for borrowing on the credit facility.
Capitalized interest
During the six months ended June 30, 2018 and 2017, we capitalized interest of $6.5 million and $12.0 million, respectively.
Fair value
We estimate the fair value of our senior unsecured notes based on unadjusted, transacted market prices near the measurement date. Our other long-term debts are estimated to be carried at fair value as a result of the recent timing of borrowings or rate resets. We estimate the fair value of our consolidated long-term debt, including current maturities, to be approximately $2.5 billion at June 30, 2018, which is categorized as a Level 2 measurement.

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
Asset retirement obligations
We will be required to incur significant removal and restoration costs when we retire our natural gas gathering and processing facilities in Canada. At June 30, 2018, we have an asset retirement obligation liability of $22.3 million, which is included within other noncurrent liabilities on our condensed consolidated balance sheets. This amount was

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

7.	COMMITMENTS AND CONTINGENCIES, Continued

calculated using the $126.6 million cost we estimate we would incur to retire these facilities, discounted based on our risk-adjusted cost of borrowing and the estimated timing of remediation.
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
Purchase and sale commitments
We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We account for derivatives at fair value with the exception of commitments that have been designated as normal purchases and sales for which we do not record assets or liabilities related to these agreements until the product is purchased or sold. At June 30, 2018, such commitments included the following (in thousands):

	Volume (Barrels)	Value
Fixed price purchases	2,814	$187,712
Fixed price sales	2,937	$196,985
Floating price purchases	10,568	$769,611
Floating price sales	15,735	$989,740
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
Our SemGas segment has a take-or-pay contractual obligation related to the fractionation of natural gas liquids through June 2023. The approximate amount of future obligation is as follows (in thousands):

For year ending:
December 31, 2018	$5,319
December 31, 2019	9,567
December 31, 2020	8,864
December 31, 2021	7,175
December 31, 2022	6,753
Thereafter	2,791
Total expected future payments	$40,469
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
Our Crude Supply and Logistics segment has minimum volume commitments for pipeline transportation of crude oil. The approximate amount of future obligations is as follows (in thousands):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

7.	COMMITMENTS AND CONTINGENCIES, Continued

For year ending:
December 31, 2018	$10,860
December 31, 2019	21,865
December 31, 2020	19,770
December 31, 2021	12,976
December 31, 2022	13,231
Thereafter	20,312
Total expected future payments	$99,014

8.	EQUITY
The following table shows the changes in our consolidated owners’ equity accounts from December 31, 2017 to June 30, 2018 (in thousands):

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Owners’ Equity
Balance at December 31, 2017	$786	$1,770,117	$(8,031)	$(50,706)	$(53,801)	$1,658,365
Adoption of ASC 606	—	—	—	11,513	—	11,513
Net loss	—	—	—	(35,761)	—	(35,761)
Other comprehensive income, net of income taxes	—	—	—	—	24,351	24,351
Dividends paid	—	(79,253)	—	—	—	(79,253)
Unvested dividend equivalent rights	—	(64)	—	—	—	(64)
Non-cash equity compensation	—	5,545	—	—	—	5,545
Issuance of common stock under compensation plans	1	520	—	—	—	521
Retirement of treasury stock	(2)	—	8,031	(8,029)	—	—
Repurchase of common stock	—	—	(699)	—	—	(699)
Balance at June 30, 2018	$785	$1,696,865	$(699)	$(82,983)	$(29,450)	$1,584,518
Accumulated other comprehensive loss
The following table presents the changes in the components of accumulated other comprehensive loss from December 31, 2017 to June 30, 2018 (in thousands):

	Currency Translation	Employee Benefit Plans	Total
Balance at December 31, 2017	$(51,014)	$(2,787)	$(53,801)
Currency translation adjustment, net of income tax benefit of $8,073	(25,000)	—	(25,000)
Currency translation adjustment reclassified to gain (loss) on disposal, net of income tax expense of $15,935	49,346	—	49,346
Changes related to benefit plans, net of income tax expense of $1	—	5	5
Balance at June 30, 2018	$(26,668)	$(2,782)	$(29,450)
Equity issuances
During the six months ended June 30, 2018, 30,645 shares under the Employee Stock Purchase Plan were issued and 199,064 shares related to our equity-based compensation awards vested.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

8	EQUITY, Continued

Equity-based compensation
At June 30, 2018, there were 1,424,130 unvested shares that have been granted under our director and employee compensation programs. The par value of these shares is not reflected in common stock on the condensed consolidated balance sheets, as these shares have not yet vested. For certain of the awards, the number of shares that will vest is contingent upon our achievement of certain specified targets. If we meet the specified maximum targets, approximately 573,000 additional shares could vest.
The holders of certain restricted stock awards are entitled to equivalent dividends (“UDs”) to be received upon vesting of the related restricted stock awards and will be settled in cash. At June 30, 2018, the value of the UDs to be settled in cash related to unvested restricted stock awards was approximately $2.0 million.
During the six months ended June 30, 2018, we granted 684,692 restricted stock awards with a weighted average grant date fair value of $22.60 per award.
Common Stock Dividends
The following table sets forth the quarterly common stock dividends per share declared and/or paid to shareholders for the periods indicated:

Quarter Ending	Dividend Per Share	Date of Record	Date Paid
March 31, 2017	$0.45	March 7, 2017	March 17, 2017
June 30, 2017	$0.45	May 15, 2017	May 26, 2017
September 30, 2017	$0.45	August 18, 2017	August 28, 2017
December 31, 2017	$0.45	November 20, 2017	December 1, 2017

March 31, 2018	$0.4725	March 9, 2018	March 19, 2018
June 30, 2018	$0.4725	May 16, 2018	May 25, 2018
September 30, 2018	$0.4725	August 20, 2018	August 29, 2018

9.	REDEEMABLE PREFERRED STOCK

On January 19, 2018 (the “Issue Date”), we issued and sold to WP SemGroup Holdings L.P. (“Warburg”) and certain other investors an aggregate of 350,000 shares of Series A Cumulative Perpetual Convertible Preferred Stock, par value $0.01 per share, of the Company (the “Preferred Stock”), convertible into 10,606,061 shares (subject to adjustment) of the Company’s Class A Common Stock, par value $0.01 per share (the “Common Stock”), for a cash purchase price of $1,000 per share of Preferred Stock and aggregate gross proceeds to the Company of $350,000,000, which proceeds were utilized (i) to repay amounts borrowed under the Company’s revolving credit facility, (ii) to fund growth capital expenditures and (iii) for general corporate purposes. The Preferred Stock was recorded on our condensed consolidated balance sheets net of $7.7 million of issuance costs.
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
On or after the three year anniversary of the Issue Date, if the Holders have not elected to convert all of their shares of Preferred Stock, the Company may cause the outstanding Preferred Stock to be converted into a number of shares of Common Stock equal to, per share of Preferred Stock, the quotient of the Liquidation Preference divided by the Conversion Price, subject to certain adjustments including customary anti-dilution adjustments; provided, that in order for the Company to exercise such conversion right, the closing sale price of the Common Stock during a designated period be greater than or equal to $47.85, the resale of the shares of Common Stock issuable upon conversion shall be registered and available for resale by the Holders pursuant to a registration statement declared effective by the SEC covering such resales, the Common Stock is listed on a national securities exchange, and certain average daily trading volume minimum requirements are met. The Company may elect to convert the Preferred Stock, in whole or in part, so long as the aggregate value of Common Stock to be issued pursuant to such partial conversion is not for less than $50,000,000 or such lesser amount if such conversion relates to the aggregate amount of all remaining Preferred Stock.
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
Upon a change of control that involves consideration that is less than 90% cash, Holders may elect to: (i) convert all, but not less than all, outstanding shares of Preferred Stock into Common Stock at the then-applicable Conversion Rate; (ii) except as described below, if the Company will not be the surviving person upon the consummation of such change of control, require the Company to use its commercially reasonable efforts to deliver to the Holders a security in the surviving person or the parent of the surviving person that has rights, preferences and privileges substantially similar to the Preferred Stock; provided, however, that, if the Company is unable to do so, such Holders shall be entitled to: (A) instead elect to convert shares of Preferred Stock pursuant to the mechanics described in clause (i) above or (B) require the Company to redeem all (but not less than all) of such Holder’s Preferred Stock at a price per share equal to 101% of the Liquidation Preference, with the redemption price being paid (at the Company’s option): (1) in cash or (2) in Common Stock; (iii) if the Company is the surviving person upon the consummation of such change of control, continue to hold such Holders’ shares of Preferred Stock; or (iv) require the Company to redeem all (but not less than all) of such Holder’s Preferred Stock at a cash price per share equal to the Liquidation Preference. At June 30, 2018, a change in control is not considered probable.
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
Pursuant to the Purchase Agreement, the Company has granted to Warburg, until Warburg no longer owns at least 50% of the Preferred Stock issued to Warburg and its affiliates on the Issue Date, certain rights to designate an observer (the “Board Observer”) to the board of directors of the Company (the “Board”), who shall have the right to attend full meetings of the Board (including any executive session and certain committees thereof) and receive such materials as other members of the Board receive.
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
On May 25, 2018, we paid-in-kind a preferred stock dividend of $4.8 million, which was prorated for the period from January 19, 2018 to March 31, 2018. The dividend paid-in-kind increased the Liquidation Preference such that as of June 30, 2018, the Preferred Stock was convertible into 10,752,483 shares. On August 7, 2018, we declared a preferred stock dividend to be paid-in-kind of $6.2 million, which will be paid on August 29, 2018.

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
Crude Transportation

•
Crude Transportation generates revenue by providing crude oil pipeline and truck transportation services to customers under fee-based contractual arrangements generally based on units of volume transported. In some instances fees are fixed and not dependent on usage, such as take-or-pay arrangements.

Crude Facilities

•
Crude Facilities generates revenue by providing crude oil storage and terminalling services primarily to customers at the Cushing Hub under fee-based contractual arrangements that, in some instances are fixed and not dependent on usage. Pump-over and unloading fees are based on per volume fees for units delivered or withdrawn.

Crude Supply and Logistics

•
Crude Supply and Logistics performs marketing activities including purchasing crude oil for its own account from producers and aggregators and selling to traders and refiners under contracts generally with initial terms of less than one year. Revenue is recognized based on market prices at the time the commodities are sold. In certain transactions, we purchase inventory from, and sell inventory to, the same counterparty. Such transactions that are entered into in contemplation of one another are recorded on a net basis.

HFOTCO

•
HFOTCO generates revenue by providing storage and terminalling services to customers in the Houston Ship Channel. These contractual arrangements typically include fixed take-or-pay fees related to provision of storage and throughput capacity and usage based charges for pump-over, heating, berthing and excess throughput volumes.

•	HFOTCO also generates revenue from leases of certain land, tanks and a barge dock, which are accounted for as a direct financing lease and are outside of the scope of ASC 606.

SemGas

•
SemGas generates revenue by providing natural gas and natural gas liquids gathering and processing services to customers based on agreements that are a combination of percent of proceeds and fee-based contracts. Initial contract terms can range from monthly and interruptible to the life of the reserves and, upon expiration, continue to renew on a month-to-month or year-to-year evergreen basis. SemGas’ customers include producers, operators, marketers and traders. Gathering and processing fees are generally based on per volume fees. Product sales revenue is generated from the sale of NGLs and residue gas arising from processing at prevailing market prices.

SemCAMS

•
SemCAMS generates revenue from its processing plants through volumetric fees for services under contractual arrangements with working interest owners and third-party customers and the pass through of certain operating costs. Pass-through cost and operating expense fee recoveries are reported as "Other revenue" in the consolidated statements of operations and comprehensive income (loss). SemCAMS also derives revenue as the owner and operator of pipeline gathering systems that gather gas from multiple wells located in the same production unit and as the owner and operator of pipeline transportation systems that deliver the gathered gas to its processing plant.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

10.	REVENUE FROM CONTRACTS WITH CUSTOMERS, Continued

SemCAMS’ customers include producers of varying sizes. To support operations at our plants, several producers have committed to process all of their current and future natural gas production.

Corporate and Other

•
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
Disaggregated revenue

Our revenue is disaggregated by segment and by activity below (in thousands):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

10.	REVENUE FROM CONTRACTS WITH CUSTOMERS, Continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Crude Transportation
Pipeline transportation	$22,675	$6,443	$43,787	$12,627
Truck transportation	12,804	14,477	25,968	28,826

Crude Facilities
Storage fees	7,460	7,183	15,009	15,064
Service fees	5,206	5,132	9,934	9,392

Crude Supply and Logistics
Product sales	381,719	291,319	825,118	588,790

HFOTCO
Storage fees	32,882	—	64,984	—
Service fees	8,810	—	16,577	—
Lease revenue	4,251	—	8,580	—

SemGas
Product sales	44,776	44,682	84,484	91,910
Service fees	17,598	13,705	33,785	28,141

SemCAMS
Service fees	50,402	43,554	80,944	65,946
Other revenue	19,229	16,561	33,832	30,966

Corporate and Other
Product sales	—	34,635	31,319	67,208
Storage fees	649	5,972	7,753	11,841
Service fees	215	1,447	3,070	3,470
Intersegment eliminations	(12,882)	(12,021)	(27,741)	(24,992)

Total revenue	$595,794	$473,089	$1,257,403	$929,189

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

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

10.	REVENUE FROM CONTRACTS WITH CUSTOMERS, Continued

	2018	2019	2020	2021	2022	Thereafter
Expected timing of revenue recognized for remaining performance obligations	$148,253	$234,297	$190,657	$160,007	$158,492	$1,380,705

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

	June 30, 2018	December 31, 2017
Noncurrent receivables	$9,266	$—

Noncurrent receivables for the transactions described above were not recorded prior to the adoption of ASC 606 as our policy was to defer recognition of deficiencies with make-up rights until the contractual make-up rights expired.

Deferred revenue

We record deferred revenue when we have received a payment in advance of delivering a product or performing a service. For the three and six months ended June 30, 2018, we recognized $0.4 million and $3.3 million, respectively, of revenue which was included in deferred revenue at the beginning of the period.

Costs to obtain or fulfill a contract

Unless material, we expense costs to obtain or fulfill a contract in the period incurred. At June 30, 2018, we had contract assets of $9.6 million related to costs incurred to obtain contracts which had been expensed as incurred under previous guidance. These costs are reported within “other noncurrent assets” on the condensed consolidated balance sheets and are being amortized straight-line over the 25-year life of the related contracts.

11.	SEGMENTS
Our businesses are organized based on the nature and location of the services they provide. Certain summarized information related to our reportable segments is shown in the tables below. None of the operating segments have been aggregated. Although Corporate and Other does not represent an operating segment, it is included in the tables below to reconcile segment information to that of the consolidated Company. Prior period segment disclosures have been recast to include the former SemMexico and SemLogistics segments within Corporate and Other, as these businesses are no longer significant and are not expected to be significant in the future. These businesses were sold in during the six months ended June 30, 2018. Eliminations of transactions between segments are also included within Corporate and Other in the tables below.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

11.	SEGMENTS, Continued

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
Our results by segment are presented in the tables below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Crude Transportation
External	$28,648	$14,019	$54,716	$27,998
Intersegment	6,831	6,901	15,039	13,455
Crude Facilities
External	9,821	9,825	19,105	19,460
Intersegment	2,845	2,490	5,838	4,996
Crude Supply and Logistics
External	381,719	291,319	825,118	588,790
HFOTCO
External	45,943	—	90,141	—
SemGas
External	59,169	55,758	111,406	113,510
Intersegment	3,205	2,630	6,863	6,541
SemCAMS
External	69,631	60,114	114,776	96,912
Corporate and Other
External	864	42,054	42,142	82,519
Intersegment	(12,882)	(12,021)	(27,741)	(24,992)
Total Revenues	$595,794	$473,089	$1,257,403	$929,189

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	2018	2017	2018	2017
Earnings from equity method investments:
Crude Transportation	$14,338	$17,747	$26,943	$34,835
Corporate and Other	13	6	22	9
Total earnings from equity method investments	$14,351	$17,753	$26,965	$34,844

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

11.	SEGMENTS, Continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Depreciation and amortization:
Crude Transportation	$13,053	$6,498	$25,529	$12,425
Crude Facilities	2,153	2,022	4,285	3,966
Crude Supply and Logistics	198	78	391	140
HFOTCO	19,492	—	38,798	—
SemGas	10,821	9,099	21,270	18,026
SemCAMS	5,264	4,434	10,502	8,930
Corporate and Other	774	3,471	1,516	6,714
Total depreciation and amortization	$51,755	$25,602	$102,291	$50,201

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income tax expense (benefit):
HFOTCO	$181	$—	$390	$—
SemCAMS	3,136	2,267	6,106	3,691
Corporate and Other(1)	(6,930)	1,358	12,974	29
Total income tax expense (benefit)	$(3,613)	$3,625	$19,470	$3,720
(1) Corporate and Other includes the impact of intra-period tax allocation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Segment profit:
Crude Transportation	$37,865	$29,028	$72,175	$57,279
Crude Facilities	9,683	9,481	19,024	19,045
Crude Supply and Logistics	(1,959)	(2,173)	(8,542)	(4,601)
HFOTCO	34,804	—	65,792	—
SemGas	15,437	19,483	29,714	37,711
SemCAMS	21,448	19,038	43,561	35,902
Corporate and Other	(172)	8,296	10,791	16,663
Total segment profit	$117,106	$83,153	$232,515	$161,999

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

11.	SEGMENTS, Continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Reconciliation of segment profit to net income (loss):
Total segment profit	$117,106	$83,153	$232,515	$161,999
Less:
Adjustment to reflect equity earnings on an EBITDA basis	4,886	6,692	9,769	13,401
Net unrealized loss (gain) related to commodity derivative instruments	4,409	(928)	6,635	(901)
General and administrative expense	22,886	26,819	49,363	48,531
Depreciation and amortization	51,755	25,602	102,291	50,201
Loss (gain) on disposal or impairment, net	1,824	(234)	(1,742)	2,176
Interest expense	35,904	13,477	78,365	27,344
Loss on early extinguishment of debt	—	8	—	19,930
Foreign currency transaction loss (gain)	2,314	(1,011)	5,608	(1,011)
Other income, net	(533)	(508)	(1,483)	(726)
Income tax expense (benefit)	(3,613)	3,625	19,470	3,720
Net income (loss)	$(2,726)	$9,611	$(35,761)	$(666)

	June 30, 2018	December 31, 2017
Total assets (excluding intersegment receivables):
Crude Transportation	$1,027,033	$1,039,399
Crude Facilities	149,143	153,953
Crude Supply and Logistics	523,464	674,684
HFOTCO	2,030,483	2,003,298
SemGas	722,568	714,777
SemCAMS	615,889	518,900
Corporate and Other	103,095	271,806
Total assets	$5,171,675	$5,376,817

	June 30, 2018	December 31, 2017
Equity investments:
Crude Transportation	$257,179	$266,362
Corporate and Other	18,941	18,919
Total equity investments	$276,120	$285,281

12.	EARNINGS PER SHARE
Basic earnings per share is based on net income (loss) attributable to common shareholders, which is calculated as net income (loss) less cumulative preferred stock dividends. Diluted earnings per share includes the dilutive effect of unvested equity compensation awards and the potential conversion of preferred stock, if dilutive.
The following summarizes the calculation of basic earnings per share for the three months and six months ended June 30, 2018 and 2017 (in thousands, except per share amounts):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

12.	EARNINGS PER SHARE, Continued

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Income (loss)	$(2,726)	$9,611
Less: cumulative preferred stock dividends	6,211	—
Net income (loss) attributable to common shareholders	$(8,937)	$9,611
Weighted average common stock outstanding	78,319	65,749
Basic income (loss) per share	$(0.11)	$0.15

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net loss	$(35,761)	$(666)
Less: cumulative preferred stock dividends	11,043	—
Net loss attributable to common shareholders	$(46,804)	$(666)
Weighted average common stock outstanding	78,259	65,717
Basic loss per share	$(0.60)	$(0.01)
The following summarizes the calculation of diluted earnings per share for the three months and six months ended June 30, 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Income (loss)	$(2,726)	$9,611
Less: cumulative preferred stock dividends	6,211	—
Net income (loss) attributable to common shareholders	$(8,937)	$9,611
Weighted average common stock outstanding	78,319	65,749
Effect of dilutive securities	—	528
Diluted weighted average common stock outstanding	78,319	66,277
Diluted income (loss) per share	$(0.11)	$0.15

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net loss	$(35,761)	$(666)
Less: cumulative preferred stock dividends	11,043	—
Net loss attributable to common shareholders	$(46,804)	$(666)
Weighted average common stock outstanding	78,259	65,717
Effect of dilutive securities	—	—
Diluted weighted average common stock outstanding	78,259	65,717
Diluted loss per share	$(0.60)	$(0.01)
For the three and six months ended June 30, 2018, we experienced net losses attributable to common shareholders. The unvested equity compensation awards and the preferred stock would have been antidilutive and, therefore, were not included in the computation of diluted earnings per share. For the six months ended June 30, 2017, we experienced net losses. The unvested equity compensation awards would have been antidilutive and, therefore, were not included in the computation of diluted earnings per share.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

13.	SUPPLEMENTAL CASH FLOW INFORMATION
The following table summarizes the changes in the components of operating assets and liabilities shown on our condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2018	2017
Decrease (increase) in restricted cash	$33	$(3)
Decrease (increase) in accounts receivable	99,923	43,717
Decrease (increase) in receivable from affiliates	(92)	16,805
Decrease (increase) in inventories	40,051	19,994
Decrease (increase) in other current assets	(7,338)	(3,034)
Decrease (increase) in other assets	(3,702)	(14,710)
Increase (decrease) in accounts payable and accrued liabilities	(111,712)	(28,909)
Increase (decrease) in payable to affiliates	(6,088)	(23,000)
Increase (decrease) in other noncurrent liabilities	424	1,739
	$11,499	$12,599

Other supplemental disclosures
We paid cash interest of $82.9 million and $25.2 million for the six months ended June 30, 2018 and 2017, respectively.
We paid cash income taxes, net of refunds, of $14.7 million and $2.9 million for the six months ended June 30, 2018 and 2017, respectively.
We incurred liabilities for capital expenditures that had not been paid of $54.5 million and $17.4 million as of June 30, 2018 and 2017, respectively. Such amounts are not included in capital expenditures on the consolidated statements of cash flows.
We financed prepayments of insurance premiums of $7.2 million and $6.1 million for the six months ended June 30, 2018 and 2017, respectively.

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
During the three months and six months ended June 30, 2018 and 2017, we generated the following transactions with related parties (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
NGL Energy
Revenues	$998	$2,512	$7,178	$24,716
Purchases	$144	$1,564	$380	$17,148

White Cliffs
Crude oil revenues	$—	$—	$—	$436
Storage revenues	$1,088	$1,088	$2,176	$2,176

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
14.     RELATED PARTY TRANSACTIONS, Continued

Transportation fees	$2,697	$2,386	$6,320	$5,041
Management fees	$133	$127	$266	$254
Crude oil purchases	$—	$4,613	$895	$8,616

15.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS

Our senior unsecured notes are guaranteed by certain of our subsidiaries as follows: Rose Rock Finance Corporation, Rose Rock Midstream Operating, LLC, Rose Rock Midstream Energy GP, LLC, Rose Rock Midstream Crude, L.P., Rose Rock Midstream Field Services, LLC, SemGas, L.P., SemMaterials, L.P., SemGroup Europe Holding, L.L.C., SemOperating G.P., L.L.C., SemMexico, L.L.C., SemDevelopment, L.L.C., Mid-America Midstream Gas Services, L.L.C., SemCrude Pipeline, L.L.C., and Wattenberg Holding, LLC (collectively, the “Guarantors”).
As of June 30, 2018, Beachhead Holdings LCC, Beachhead I LLC and Beachhead II LLC were added to the Guarantors and Glass Mountain Holding, LLC had been removed as a guarantor. Accordingly, prior period financial information below has been recast to reflect these changes.
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
Unaudited condensed consolidating financial statements for the Parent, the Guarantors and non-guarantors as of June 30, 2018 and December 31, 2017, and for the three months and six months ended June 30, 2018 and 2017, are presented on an equity method basis in the tables below (in thousands).
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

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Balance Sheets

	June 30, 2018
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$16,146	$—	$41,382	$(2,204)	$55,324
Accounts receivable	1	437,693	106,763	—	544,457
Receivable from affiliates	928	12	132	—	1,072
Inventories	—	66,711	—	—	66,711
Other current assets	8,373	14,802	5,125	—	28,300
Total current assets	25,448	519,218	153,402	(2,204)	695,864
Property, plant and equipment, net	7,342	1,009,227	2,398,936	—	3,415,505
Equity method investments	3,629,794	1,432,344	—	(4,786,018)	276,120
Goodwill	—	—	257,302	—	257,302
Other intangible assets	7	123,683	258,150	—	381,840
Other noncurrent assets, net	43,072	2,848	99,124	—	145,044
Total assets	$3,705,663	$3,087,320	$3,166,914	$(4,788,222)	$5,171,675
LIABILITIES, PREFERRED STOCK AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$503	$414,712	$54,331	$—	$469,546
Payable to affiliates	—	825	—	—	825
Accrued liabilities	39,924	21,714	54,061	2	115,701
Other current liabilities	4,565	11,833	11,726	—	28,124
Total current liabilities	44,992	449,084	120,118	2	614,196
Long-term debt	1,720,286	6,547	814,608	(6,547)	2,534,894
Deferred income taxes	7,052	—	48,018	—	55,070
Other noncurrent liabilities	1,685	—	34,182	—	35,867
Commitments and contingencies
Preferred stock	347,130	—	—	—	347,130
Total owners’ equity	1,584,518	2,631,689	2,149,988	(4,781,677)	1,584,518
Total liabilities, preferred stock and owners’ equity	$3,705,663	$3,087,320	$3,166,914	$(4,788,222)	$5,171,675

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	December 31, 2017
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$32,457	$—	$69,872	$(8,630)	$93,699
Accounts receivable	(9)	562,967	90,526	—	653,484
Receivable from affiliates	58	1,421	212	—	1,691
Inventories	—	101,665	—	—	101,665
Current assets held for sale	—	—	38,063	—	38,063
Other current assets	6,671	4,493	3,133	—	14,297
Total current assets	39,177	670,546	201,806	(8,630)	902,899
Property, plant and equipment, net	8,086	1,002,982	2,304,063	—	3,315,131
Equity method investments	3,085,274	2,110,299	—	(4,910,292)	285,281
Goodwill	—	—	257,302	—	257,302
Other intangible assets	10	127,783	270,850	—	398,643
Other noncurrent assets, net	45,587	3,097	83,916	—	132,600
Noncurrent assets held for sale	—	—	84,961	—	84,961
Total assets	$3,178,134	$3,914,707	$3,202,898	$(4,918,922)	$5,376,817
LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$646	$533,651	$53,601	$—	$587,898
Payable to affiliates	10	6,961	—	—	6,971
Accrued liabilities	38,747	26,092	66,570	(2)	131,407
Current liabilities held for sale	—	—	23,847	—	23,847
Other current liabilities	1,922	5,532	8,984	—	16,438
Total current liabilities	41,325	572,236	153,002	(2)	766,561
Long-term debt	1,474,491	572,558	829,236	(23,190)	2,853,095
Deferred income taxes	1,892	—	44,693	—	46,585
Other noncurrent liabilities	2,061	—	36,434	—	38,495
Noncurrent liabilities held for sale	—	—	13,716	—	13,716
Commitments and contingencies
Total owners’ equity	1,658,365	2,769,913	2,125,817	(4,895,730)	1,658,365
Total liabilities and owners’ equity	$3,178,134	$3,914,707	$3,202,898	$(4,918,922)	$5,376,817

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Statements of Operations

	Three Months Ended June 30, 2018
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$423,290	$—	$—	$423,290
Service	—	41,102	107,862	—	148,964
Lease	—	—	4,251	—	4,251
Other	—	—	19,289	—	19,289
Total revenues	—	464,392	131,402	—	595,794
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	411,982	107	—	412,089
Operating	—	28,632	61,613	—	90,245
General and administrative	6,489	6,091	10,306	—	22,886
Depreciation and amortization	770	19,622	31,363	—	51,755
Loss (gain) on disposal or impairment, net	83,322	(72,324)	(9,174)	—	1,824
Total expenses	90,581	394,003	94,215	—	578,799
Earnings from equity method investments	100,135	28,424	—	(114,208)	14,351
Operating income	9,554	98,813	37,187	(114,208)	31,346
Other expenses (income), net:
Interest expense	17,862	11,966	6,076	—	35,904
Foreign currency transaction loss (gain)	2,063	344	(93)	—	2,314
Other income, net	(121)	(3)	(409)	—	(533)
Total other expenses, net	19,804	12,307	5,574	—	37,685
Income (loss) before income taxes	(10,250)	86,506	31,613	(114,208)	(6,339)
Income tax expense (benefit)	(7,524)	—	3,911	—	(3,613)
Net income (loss)	(2,726)	86,506	27,702	(114,208)	(2,726)
Other comprehensive income (loss), net of income taxes	(4,479)	411	10,248	—	6,180
Comprehensive income (loss)	$(7,205)	$86,917	$37,950	$(114,208)	$3,454

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Three Months Ended June 30, 2017
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$333,371	$34,635	$—	$368,006
Service	—	37,549	50,938	—	88,487
Other	—	—	16,596	—	16,596
Total revenues	—	370,920	102,169	—	473,089
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	310,506	29,601	—	340,107
Operating	—	27,809	45,537	—	73,346
General and administrative	10,613	7,754	8,452	—	26,819
Depreciation and amortization	530	17,667	7,405	—	25,602
Gain on disposal or impairment, net	—	(18)	(216)	—	(234)
Total expenses	11,143	363,718	90,779	—	465,640
Earnings from equity method investments	25,104	17,298	1,771	(26,420)	17,753
Operating income	13,961	24,500	13,161	(26,420)	25,202
Other expenses (income), net:
Interest expense (income)	4,725	9,709	(750)	(207)	13,477
Loss on early extinguishment of debt	8	—	—	—	8
Foreign currency transaction gain	—	—	(1,011)	—	(1,011)
Other income, net	(247)	(3)	(465)	207	(508)
Total other expense (income), net	4,486	9,706	(2,226)	—	11,966
Income before income taxes	9,475	14,794	15,387	(26,420)	13,236
Income tax expense (benefit)	(136)	—	3,761	—	3,625
Net income	9,611	14,794	11,626	(26,420)	9,611
Other comprehensive income (loss), net of income taxes	(5,369)	(256)	14,577	—	8,952
Comprehensive income	$4,242	$14,538	$26,203	$(26,420)	$18,563

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Six Months Ended June 30, 2018
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$902,739	$31,319	$—	$934,058
Service	—	78,612	202,247	—	280,859
Lease	—	—	8,580	—	8,580
Other	—	—	33,906	—	33,906
Total revenues	—	981,351	276,052	—	1,257,403
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	881,980	26,241	—	908,221
Operating	—	56,173	103,863	—	160,036
General and administrative	12,975	11,860	24,528	—	49,363
Depreciation and amortization	1,494	38,353	62,444	—	102,291
Loss (gain) on disposal or impairment, net	132,610	(151,053)	16,701	—	(1,742)
Total expenses	147,079	837,313	233,777	—	1,218,169
Earnings from equity method investments	159,581	28,981	—	(161,597)	26,965
Operating income	12,502	173,019	42,275	(161,597)	66,199
Other expenses (income), net:
Interest expense	31,241	35,531	11,833	(240)	78,365
Foreign currency transaction loss (gain)	6,466	147	(1,005)	—	5,608
Other income, net	(856)	(8)	(859)	240	(1,483)
Total other expenses, net	36,851	35,670	9,969	—	82,490
Income (loss) before income taxes	(24,349)	137,349	32,306	(161,597)	(16,291)
Income tax expense	11,412	—	8,058	—	19,470
Net income (loss)	(35,761)	137,349	24,248	(161,597)	(35,761)
Other comprehensive income (loss), net of income taxes	(10,091)	155	34,287	—	24,351
Comprehensive income (loss)	$(45,852)	$137,504	$58,535	$(161,597)	$(11,410)

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Six Months Ended June 30, 2017
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$674,159	$67,208	$—	$741,367
Service	—	75,599	81,081	—	156,680
Other	—	—	31,142	—	31,142
Total revenues	—	749,758	179,431	—	929,189
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	632,163	56,942	—	689,105
Operating	—	55,763	69,666	—	125,429
General and administrative	16,543	14,249	17,739	—	48,531
Depreciation and amortization	1,003	34,497	14,701	—	50,201
Loss on disposal or impairment, net	—	1,964	212	—	2,176
Total expenses	17,546	738,636	159,260	—	915,442
Earnings from equity method investments	44,291	33,969	3,666	(47,082)	34,844
Operating income	26,745	45,091	23,837	(47,082)	48,591
Other expenses (income), net:
Interest expense (income)	10,591	18,671	(1,518)	(400)	27,344
Loss on early extinguishment of debt	19,930	—	—	—	19,930
Foreign currency transaction gain	—	—	(1,011)	—	(1,011)
Other income, net	(444)	(5)	(677)	400	(726)
Total other expense (income), net	30,077	18,666	(3,206)	—	45,537
Income (loss) before income taxes	(3,332)	26,425	27,043	(47,082)	3,054
Income tax expense (benefit)	(2,666)	—	6,386	—	3,720
Net income (loss)	(666)	26,425	20,657	(47,082)	(666)
Other comprehensive income (loss), net of income taxes	(8,950)	(330)	24,265	—	14,985
Comprehensive income (loss)	$(9,616)	$26,095	$44,922	$(47,082)	$14,319

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Statements of Cash Flows

	Six Months Ended June 30, 2018
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(48,349)	$58,071	$86,724	$—	$96,446
Cash flows from investing activities:
Capital expenditures	(747)	(47,205)	(186,342)	—	(234,294)
Proceeds from sale of long-lived assets	—	212	(58)	—	154
Proceeds from business divestitures	155,447	6,753	(15,465)	—	146,735
Contributions to equity method investments	—	(2,453)	—	—	(2,453)
Distributions in excess of equity in earnings of affiliates	—	11,636	—	—	11,636
Net cash provided (used in) investing activities	154,700	(31,057)	(201,865)	—	(78,222)
Cash flows from financing activities:
Debt issuance costs	(475)	—	(3,994)	—	(4,469)
Borrowings on credit facilities and issuance of senior notes, net of discount	399,000	—	598,500	—	997,500
Principal payments on credit facilities and other obligations	(157,769)	(565,904)	(592,125)	—	(1,315,798)
Proceeds from issuance preferred stock, net of offering costs	342,299	—	—	—	342,299
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(699)	—	—	—	(699)
Dividends paid	(74,423)	—	—	—	(74,423)
Proceeds from issuance of common stock under employee stock purchase plan	245	—	—	—	245
Intercompany borrowings (advances), net	(630,840)	538,904	85,510	6,426	—
Net cash provided by (used in) financing activities	(122,662)	(27,000)	87,891	6,426	(55,345)
Effect of exchange rate changes on cash and cash equivalents	—	(14)	(1,240)	—	(1,254)
Change in cash and cash equivalents	(16,311)	—	(28,490)	6,426	(38,375)
Cash and cash equivalents at beginning of period	32,457	—	69,872	(8,630)	93,699
Cash and cash equivalents at end of period	$16,146	$—	$41,382	$(2,204)	$55,324

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Six Months Ended June 30, 2017
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(11,065)	$76,696	$26,663	$—	$92,294
Cash flows from investing activities:
Capital expenditures	(2,959)	(46,587)	(161,552)	—	(211,098)
Proceeds from sale of long-lived assets	—	15,530	633	—	16,163
Contributions to equity method investments	—	(2,271)	(7,356)	—	(9,627)
Distributions in excess of equity in earnings of affiliates	—	10,136	3,274	—	13,410
Net cash provided by (used in) investing activities	(2,959)	(23,192)	(165,001)	—	(191,152)
Cash flows from financing activities:
Debt issuance costs	(6,019)	—	—	—	(6,019)
Borrowings on credit facilities and issuance of senior notes, net of discount	550,018	—	—	—	550,018
Principal payments on credit facilities and other obligations	(388,719)	(11)	—	—	(388,730)
Debt extinguishment costs	(16,293)	—	—	—	(16,293)
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(1,266)	—	—	—	(1,266)
Dividends paid	(59,493)	—	—	—	(59,493)
Proceeds from issuance of common stock under employee stock purchase plan	542	—	—	—	542
Intercompany borrowing (advances), net	(74,530)	(53,493)	125,830	2,193	—
Net cash provided by (used in) financing activities	4,240	(53,504)	125,830	2,193	78,759
Effect of exchange rate changes on cash and cash equivalents	—	—	2,418	—	2,418
Change in cash and cash equivalents	(9,784)	—	(10,090)	2,193	(17,681)
Cash and cash equivalents at beginning of period	19,002	—	59,796	(4,582)	74,216
Cash and cash equivalents at end of period	$9,218	$—	$49,706	$(2,389)	$56,535

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

Overview of Business
Our business is to provide gathering, transportation, storage, distribution, marketing and other midstream services primarily to producers, refiners of petroleum products and other market participants located in the Gulf Coast, Midwest and Rocky Mountain regions of the United States of America (the “U.S.”) and Canada. We, or our significant equity method investees, have an asset base consisting of pipelines, gathering systems, storage facilities, terminals, processing plants and other distribution assets located between North American production and supply areas, including the Gulf Coast, Midwest, Rocky Mountain and Western Canadian regions. At June 30, 2018, our operations are conducted directly and indirectly through our primary business segments – Crude Transportation, Crude Facilities, Crude Supply and Logistics, HFOTCO, SemGas® and SemCAMS.
Our Assets
At June 30, 2018, our segments owned the following:

•	Crude Transportation operates crude oil pipelines and truck transportation businesses in the U.S. Crude Transportation’s assets include:

•
a 460-mile crude oil gathering and transportation pipeline system with over 560,000 barrels of associated storage capacity in Kansas and northern Oklahoma that is connected to several third-party pipelines and refineries;

•
the Wattenberg Oil Trunkline (“WOT”), a 75-mile, 12-inch diameter crude oil gathering pipeline system that transports crude oil from production facilities in the DJ Basin to the pipeline owned by White Cliffs Pipeline, L.L.C. (“White Cliffs”). The WOT has a capacity of 85,000 barrels per day as well as 360,000 barrels of operational storage;

•	a crude oil trucking fleet of approximately 210 transport trucks and approximately 220 trailers;

•	Maurepas Pipeline, consisting of three pipelines, with an approximate total of 106 miles, that service refineries in the Gulf Coast region (the “Maurepas Pipeline”); and

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

•
approximately 18.4 million barrels of product storage with crude pipeline connectivity to the local refining complex, deep water marine access and inbound crude receipt pipeline connectivity, as well as rail and truck loading and unloading capabilities; and

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

Results of Operations
Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Revenue	$595,794	$473,089	$1,257,403	$929,189
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	412,089	340,107	908,221	689,105
Operating	90,245	73,346	160,036	125,429
General and administrative	22,886	26,819	49,363	48,531
Depreciation and amortization	51,755	25,602	102,291	50,201
Loss (gain) on disposal or impairment, net	1,824	(234)	(1,742)	2,176
Total expenses	578,799	465,640	1,218,169	915,442
Earnings from equity method investments	14,351	17,753	26,965	34,844
Operating income	31,346	25,202	66,199	48,591
Other expenses (income), net:
Interest expense	35,904	13,477	78,365	27,344
Loss on early extinguishment of debt	—	8	—	19,930
Foreign currency transaction loss (gain)	2,314	(1,011)	5,608	(1,011)
Other income, net	(533)	(508)	(1,483)	(726)
Total other expenses, net	37,685	11,966	82,490	45,537
Income (loss) before income taxes	(6,339)	13,236	(16,291)	3,054
Income tax expense (benefit)	(3,613)	3,625	19,470	3,720
Net income (loss)	$(2,726)	$9,611	$(35,761)	$(666)
Revenue and Expenses
Revenue and expenses are analyzed by operating segment below.
Operating expense
Operating expense increased in the three months ended June 30, 2018, to $90.2 million from $73.3 million in the three months ended June 30, 2017, primarily due to the prior year acquisition of HFOTCO. Operating expense increased in the six months ended June 30, 2018, to $160.0 million from $125.4 million in the six months ended June 30, 2017, primarily due to the prior year acquisition of HFOTCO.

General and administrative expense
General and administrative expense decreased in the three months ended June 30, 2018, to $22.9 million from $26.8 million in the three months ended June 30, 2017, primarily due to the disposal of our Mexican asphalt and U.K. storage businesses and non-recurring prior year costs related to the acquisition of HFOTCO. These decreases were partially offset by on-going general and administrative costs related to HFOTCO subsequent to acquisition. General and administrative expense increased in the six months ended June 30, 2018, to $49.4 million from $48.5 million in the six months ended June 30, 2017, primarily due to on-going general and administrative costs related to HFOTCO subsequent to acquisition. These increases were partially offset by decreases due to the disposal of our Mexican asphalt and U.K. storage businesses and non-recurring prior year costs related to the acquisition of HFOTCO.
Depreciation and amortization expense
Depreciation and amortization expense increased in the three months ended June 30, 2018, to $51.8 million from $25.6 million in the three months ended June 30, 2017. Depreciation and amortization expense increased in the six months ended June 30, 2018, to $102.3 million from $50.2 million in the six months ended June 30, 2017. The increases in both periods were primarily as a result of the acquisition of HFOTCO and completion of the Maurepas Pipeline.
Loss (gain) on disposal or impairment, net
Net loss on disposal or impairment for the three months ended June 30, 2018, was primarily due to an unfavorable post-closing adjustment recorded in the second quarter of $2.8 million related to the sale of our Mexican asphalt business, partially offset by a favorable $1.4 million post-closing adjustment on our prior year Glass Mountain Pipeline disposal. The net gain on disposal or impairment for the six months ended June 30, 2018, was primarily due to a gain of $1.6 million from the sale of our Mexican asphalt business, including the post-closing adjustments, and the $1.4 million post-closing adjustment related to our prior year Glass Mountain Pipeline disposal.
Interest expense
Interest expense increased in the three months ended June 30, 2018, to $35.9 million from $13.5 million in the three months ended June 30, 2017. Interest expense increased in the six months ended June 30, 2018, to $78.4 million from $27.3 million in the six months ended June 30, 2017. For both periods, the increase in interest expense is primarily due to incremental debt outstanding as a result of the HFOTCO acquisition.
Loss on early extinguishment of debt
During the six months ended June 30, 2017, we purchased $290 million of our outstanding $300 million senior unsecured notes due 2021 (the “2021 Notes”) through a tender offer. The price included a premium and interest to the purchase date. A notice of redemption was issued for the remaining $10 million of 2021 Notes, which were not redeemed through the tender offer, pursuant to the redemption and satisfaction and discharge provisions of the indenture governing the 2021 Notes. The redemption price included a redemption premium and interest to the redemption date. As a result, we recognized a loss of $19.9 million on the early extinguishment of the 2021 Notes, which included premiums of $15.9 million and the write off of $3.6 million of associated unamortized debt issuance costs.
Foreign currency transaction loss
Foreign currency transaction loss for the three months and six months ended June 30, 2018, is primarily due to foreign currency forwards to purchase Canadian dollars to limit exposure to foreign currency rate fluctuations for capital contributions to our Canadian operations.
Income tax expense (benefit)
We reported an income tax expense of $19.5 million for the six months ended June 30, 2018, compared to an expense of $3.7 million for the six months ended June 30, 2017. The effective tax rate was (120%) and 122% for the six months ended June 30, 2018 and 2017, respectively. The rate for the six months ended June 30, 2018, is impacted by a discrete tax expense related to the vesting of restricted stock in the amount of $1.7 million, a discrete tax expense of $10.0 million in Mexico on the sale of the 100% equity interest in our Mexican asphalt business, and a discrete tax expense of $2.7 million on the foreign tax deduction offset to branch deferreds on the sale of our U.K. operations. The rate is also affected by the U.S. deduction for foreign taxes. The rate for the six months ended June 30, 2017, is impacted by a discrete tax expense related to the vesting of restricted stock in the amount of $1.4 million. Significant items that impacted the effective tax rate for each period, as compared to the U.S. federal statutory rate of 21%, include earnings in foreign jurisdictions taxed at different rates and foreign earnings taxed in foreign jurisdictions as well as in the U.S., since they are disregarded entities for U.S. federal income tax purposes.

These combined factors, and the magnitude of the permanent items impacting the tax rate relative to income from continuing operations before income taxes, result in rates that are not comparable between the periods.
Results of Operations by Reporting Segment
Crude Transportation

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Revenue:
Pipeline transportation	$22,675	$6,443	$43,787	$12,627
Truck transportation	12,804	14,477	25,968	28,826
Total revenue	35,479	20,920	69,755	41,453
Less:
Operating expense	16,851	16,337	34,314	32,419
Plus:
Earnings from equity method investments	14,338	17,747	26,943	34,835
Adjustments to reflect equity earnings on an EBITDA basis	4,899	6,698	9,791	13,410
Segment profit	$37,865	$29,028	$72,175	$57,279
Three months ended June 30, 2018 versus three months ended June 30, 2017
Revenue
Pipeline transportation revenue increased to $22.7 million in the three months ended June 30, 2018, from $6.4 million in the three months ended June 30, 2017. The increase was primarily the result of $15.0 million related the Maurepas Pipeline which started operations in the third quarter of 2017, a $1.2 million increase on the WOT and a $0.1 million increase in other volumes.
Truck transportation revenue decreased to $12.8 million in the three months ended June 30, 2018, from $14.5 million for the same period in 2017 as a result of lower volumes.
Operating expense
Operating expense increased slightly to $16.9 million in the three months ended June 30, 2018, compared to $16.3 million for the three months ended June 30, 2017. The increase was primarily the result of our Maurepas Pipeline operations.
Earnings from equity method investments
Crude Transportation’s earnings from equity method investments decreased in the three months ended June 30, 2018, to $14.3 million from $17.7 million in the three months ended June 30, 2017, primarily due to the sale of Glass Mountain Pipeline in December 2017, as well as rate reductions on White Cliffs Pipeline, partially offset by higher volumes.
Adjustments to reflect equity earnings on an EBITDA basis
Segment profit adjusts earnings from our equity method investments to exclude our proportional share of our equity investee’s depreciation and amortization expense. The decrease as compared to the prior period is primarily due to the sale of Glass Mountain Pipeline in December 2017.
Six months ended June 30, 2018 versus six months ended June 30, 2017
Revenue
Pipeline transportation revenue increased to $43.8 million in the six months ended June 30, 2018, from $12.6 million in the six months ended June 30, 2017. The increase was primarily the result of $29.0 million related to the Maurepas Pipeline, which started operations in the third quarter of 2017, and a $2.4 million increase on the WOT, partially offset by a $0.1 million reduction to intersegment transportation attributed to our Crude Supply and Logistics segment and a $0.1 million reduction in other volumes.
Truck transportation revenue decreased to $26.0 million in the six months ended June 30, 2018, from $28.8 million for the same period in 2017 as a result of lower volumes.
Operating expense
Operating expense increased to $34.3 million in the six months ended June 30, 2018, compared to $32.4 million for the six months ended June 30, 2017. The increase was primarily the result of our Maurepas Pipeline operations.
Earnings from equity method investments
Crude Transportation’s earnings from equity method investments decreased in the six months ended June 30, 2018, to $26.9 million from $34.8 million in the six months ended June 30, 2017, primarily due to the sale of Glass Mountain Pipeline in December 2017, as well as rate reductions on White Cliffs Pipeline, partially offset by higher volumes.
Adjustments to reflect equity earnings on an EBITDA basis
Segment profit adjusts earnings from our equity method investments to exclude our proportional share of our equity investee’s depreciation and amortization expense. The decrease as compared to the prior period is primarily due to the sale of Glass Mountain Pipeline in December 2017.

Crude Facilities

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Revenue:
Storage fees	$7,460	$7,183	$15,009	$15,064
Service fees	5,206	5,132	9,934	9,392
Total revenue	12,666	12,315	24,943	24,456
Less:
Operating expense	2,983	2,834	5,919	5,411
Segment profit	$9,683	$9,481	$19,024	$19,045
Three months ended June 30, 2018 versus three months ended June 30, 2017
Revenue
Revenue increased slightly to $12.7 million in the three months ended June 30, 2018, from $12.3 million for the three months ended June 30, 2017. The increase in storage revenue of $0.3 million is the result of intersegment fees for additional tankage being used internally for crude oil operations and marketing activities and a small increase in pumpover volumes. Compared to prior year, the average capacity used internally for crude oil operations and marketing activities increased to 1.7 million barrels from 1.3 million barrels and the average capacity leased by storage customers decreased to 6.0 million barrels from 6.2 million barrels.
Operating expense
Operating expense increased to $3.0 million in the three months ended June 30, 2018, from $2.8 million for the three months ended June 30, 2017, as a result of maintenance and repair expenses.
Six months ended June 30, 2018 versus six months ended June 30, 2017
Revenue
Revenue increased to $24.9 million in the six months ended June 30, 2018, from $24.5 million for the six months ended June 30, 2017, primarily due to the timing of revenue recognition related to truck unloading activities. Compared to prior year, the average capacity used internally for crude oil operations and marketing activities increased to 1.7 million barrels from 1.3 million barrels and the average capacity leased by storage customers decreased to 6.0 million barrels from 6.4 million barrels.
Operating expense
Operating expense increased to $5.9 million in the six months ended June 30, 2018, from $5.4 million for the six months ended June 30, 2017, as a result of maintenance and repair expense and outside service costs.

Crude Supply and Logistics

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Revenue	$381,719	$291,319	$825,118	$588,790
Less:
Costs of products sold, exclusive of depreciation and amortization shown below	386,858	291,074	837,792	589,559
Operating expense	1,229	1,490	2,503	2,931
Unrealized gain (loss) on commodity derivatives, net	(4,409)	928	(6,635)	901
Segment profit (loss)	$(1,959)	$(2,173)	$(8,542)	$(4,601)
Three months ended June 30, 2018 versus three months ended June 30, 2017
Revenue
Revenue increased to $381.7 million in the three months ended June 30, 2018, from $291.3 million in the three months ended June 30, 2017.

	Three Months Ended June 30,
(in thousands)	2018	2017
Gross product revenue	$1,242,288	$1,030,006
Nonmonetary transaction adjustment	(856,160)	(739,615)
Unrealized loss on derivatives, net	(4,409)	928
Product revenue	$381,719	$291,319
Gross product revenue increased in the three months ended June 30, 2018, to $1.2 billion from $1.0 billion in the three months ended June 30, 2017. The increase was primarily due to a higher average sales price of $67 per barrel on lower volume sold of 18.5 million barrels in the three months ended June 30, 2018, compared to an average sales price of $49 per barrel on volume sold of 21.2 million barrels in the three months ended June 30, 2017.
Gross product revenue was reduced by $856.2 million and $739.6 million during the three months ended June 30, 2018 and 2017, respectively, in accordance with Accounting Standards Codification (“ASC”) 845-10-15, “Nonmonetary Transactions”. ASC 845-10-15 requires that certain transactions -- those where inventory is purchased from a customer then resold to the same customer -- to be presented in the income statement on a net basis, resulting in a reduction of revenue and costs of products sold by the same amount.
Costs of products sold
Costs of products sold increased in the three months ended June 30, 2018, to $386.9 million (including $9.7 million of intersegment transportation and facility expense) from $291.1 million in the three months ended June 30, 2017 (including $9.4 million of intersegment transportation and facility expense). Costs of products sold reflect reductions of $856.2 million and $739.6 million in the three months ended June 30, 2018 and 2017, respectively, in accordance with ASC 845-10-15. There was a decrease in barrels sold, as described above, combined with an increase in the average cost per barrel of crude oil to $67 in the three months ended June 30, 2018, from $49 in the three months ended June 30, 2017.
Six months ended June 30, 2018 versus six months ended June 30, 2017
Revenue
Revenue increased to $825.1 million in the six months ended June 30, 2018, from $588.8 million in the six months ended June 30, 2017.

	Six Months Ended June 30,
(in thousands)	2018	2017
Gross product revenue	$2,452,476	$2,140,567
Nonmonetary transaction adjustment	(1,620,723)	(1,552,678)
Unrealized loss on derivatives, net	(6,635)	901
Product revenue	$825,118	$588,790
Gross product revenue increased in the six months ended June 30, 2018, to $2.5 billion from $2.1 billion in the six months ended June 30, 2017. The increase was primarily due to a higher average sales price of $64 per barrel on lower volume sold of 38.1 million barrels in the six months ended June 30, 2018, compared to an average sales price of $50 per barrel on volume sold of 42.9 million barrels in the six months ended June 30, 2017.
Gross product revenue was reduced by $1.6 billion and $1.6 billion during the six months ended June 30, 2018 and 2017, respectively, in accordance with ASC 845-10-15, “Nonmonetary Transactions”. ASC 845-10-15 requires that certain transactions -- those where inventory is purchased from a customer then resold to the same customer -- to be presented in the income statement on a net basis, resulting in a reduction of revenue and costs of products sold by the same amount.
Costs of products sold
Costs of products sold increased in the six months ended June 30, 2018, to $837.8 million (including $20.9 million of intersegment transportation and facility expense) from $589.6 million in the six months ended June 30, 2017 (including $18.5 million of intersegment transportation and facility expense). Costs of products sold reflect reductions of $1.6 billion and $1.6 billion in the six months ended June 30, 2018 and 2017, respectively, in accordance with ASC 845-10-15. There was a decrease in barrels sold, as described above, combined with an increase in the average cost per barrel of crude oil to $65 in six months ended June 30, 2018, from $50 in the six months ended June 30, 2017.
Operating expense
Operating expense decreased slightly to $2.5 million in the six months ended June 30, 2018, from $2.9 million for the six months ended June 30, 2017. The decrease is primarily due to lower compensation expense.

HFOTCO

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2018	2018
Revenue:
Storage fees	$32,882	$64,984
Service fees	8,810	16,577
Lease revenue	4,251	8,580
Total revenue	45,943	90,141
Less:
Operating expense	11,139	24,349
Segment profit	$34,804	$65,792

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
For the six months ended June 30, 2018, HFOTCO’s operating expense included the write-off of a receivable of $4.2 million related to clean up costs associated with tank damage for which the insurance claim was denied.

SemGas

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Revenue:
Product sales	$44,776	$44,682	$84,484	$91,910
Gathering and processing fees	17,598	13,705	33,785	28,141
Total revenue	62,374	58,387	118,269	120,051
Less:
Costs of products sold, exclusive of depreciation and amortization shown below	38,006	31,453	71,929	67,596
Operating expense	8,931	7,451	16,626	14,744
Segment profit	$15,437	$19,483	$29,714	$37,711
Three months ended June 30, 2018 versus three months ended June 30, 2017
Revenue
Product sales revenue increased slightly in the three months ended June 30, 2018, to $44.8 million from $44.7 million in the three months ended June 30, 2017. The increase is primarily due to higher volumes (34,103 MMcf in the three months ended June 30, 2018, compared to 25,995 MMcf for the same period in 2017) and higher average NGL basket price of $1.00/gallon in the three months ended June 30, 2018, versus $0.76/gallon for the same period in 2017. The increase was offset by lower average natural gas NYMEX price of $2.80/ MMbtu in the three months ended June 30, 2018, versus $3.18/MMbtu for the same period in 2017. Volume increases are primarily due to Stack production, offset by reduced Mississippi Lime drilling, coupled with natural well production declines.

Gathering and processing fee revenue increased in the three months ended June 30, 2018, to $17.6 million from $13.7 million in the three months ended June 30, 2017. In the current year, certain fees are reported as gathering and processing fee revenue under ASU 2016-15 - “Revenue from Contracts with Customers” (“ASC 606”), whereas in the prior year these amounts were reported as reductions to cost of sales under ASC 605. The current year includes $4.4 million of fee revenue which would have been included as a reduction to cost of sales under the prior year methodology. Exclusive of the impact of ASC 606, gathering and processing fee revenues are down although volumes are up, due to contract mix.
Costs of products sold
Costs of products sold increased to $38.0 million in the three months ended June 30, 2018, from $31.5 million in the three months ended June 30, 2017. The increase was primarily due to higher NGL prices, higher Mississippi Lime volumes and the impact of ASC 606 discussed above, offset by lower natural gas prices.
Operating expense
Operating expense increased to $8.9 million in the three months ended June 30, 2018, from $7.5 million in the three months ended June 30, 2017. This increase was primarily due to compressor and turbine maintenance.
Six months ended June 30, 2018 versus six months ended June 30, 2017
Revenue
Product sales revenue decreased in the six months ended June 30, 2018, to $84.5 million from $91.9 million in the six months ended June 30, 2017. The decrease is primarily due to lower average natural gas NYMEX price of $2.90/MMbtu in the six months ended June 30, 2018, versus $3.25/MMbtu for the same period in 2017. The decrease was offset by higher average NGL basket price of $0.92/ gallon in the six months ended June 30, 2018, versus $0.80/gallon for the same period in 2017 and higher volumes (62,263 MMcf in the six months ended June 30, 2018, compared to 52,653 MMcf for the same period in 2017). Volume increases are primarily due to Stack production, offset by reduced Mississippi Lime drilling, coupled with natural well production declines.

Gathering and processing fee revenue increased in the six months ended June 30, 2018, to $33.8 million from $28.1 million in the six months ended June 30, 2017. In the current year, certain fees are reported as gathering and processing fee revenue under ASC 606, whereas in the prior year these amounts were reported as reductions to cost of sales under ASC 605.

The current year includes $7.9 million of fee revenue which would have been included as a reduction to cost of sales under the prior year methodology. Exclusive of the impact of ASC 606, gathering and processing fee revenues are down although volumes are up, due to contract mix.
Costs of products sold
Costs of products sold increased to $71.9 million in the six months ended June 30, 2018, from $67.6 million in the six months ended June 30, 2017. The increase was primarily due to the impact of ASC 606 discussed above and higher natural gas prices, offset by lower NGL prices and lower Mississippi Lime volumes.
Operating expense
Operating expense increased to $16.6 million in the six months ended June 30, 2018, from $14.7 million in the six months ended June 30, 2017. This increase was primarily due to compressor and turbine maintenance.

SemCAMS

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Revenue
Service fees	$50,402	$43,554	$80,944	$65,946
Other revenue	19,229	16,561	33,832	30,966
Total revenue	69,631	60,115	114,776	96,912
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	107	11	209	56
Operating expense	48,076	41,066	71,006	60,954
Segment profit	$21,448	$19,038	$43,561	$35,902
Three months ended June 30, 2018 versus three months ended June 30, 2017
Revenue
Revenue increased to $69.6 million in the three months ended June 30, 2018, from $60.1 million in the three months ended June 30, 2017. This increase is primarily due to higher operating cost recoveries and changes in foreign currency exchange rates between periods of $6.4 million and $2.8 million, respectively.
Additionally, subsequent to the adoption of ASC 606, we recognized $1.0 million of revenue in the three months ended June 30, 2018 to recognize certain deficiencies on take-or-pay agreements for which there is a contractual make-up period. Under ASC 605, revenue related to deficiencies with a make-up period was deferred until the contractual right to make up a deficiency expired. Under ASC 606, we can recognize all or a portion of revenue related to deficiencies before the make-up period expires if we determine that it is probable that the customer will not make-up all or some of its deficient volumes, for example if there is insufficient capacity to make up the deficient volumes in future periods.
Operating expense
Operating expense increased in the three months ended June 30, 2018, to $48.1 million from $41.1 million in the three months ended June 30, 2017. This increase is primarily due to turnaround costs related to the KA plant, higher greenhouse gas credit purchases, higher power costs and changes in foreign currency exchange rates between periods of $24.4 million, $2.5 million, $2.0 million and $1.9 million, respectively. These increases were offset, in part, by turnaround costs in 2017 for the K3 plant and lower contractor costs of $22.8 million and $1.9 million, respectively.
Six months ended June 30, 2018 versus six months ended June 30, 2017
Revenue
Revenue increased in the six months ended June 30, 2018, to $114.8 million from $96.9 million in the six months ended June 30, 2017. This increase is primarily due to higher operating cost recoveries, changes in foreign currency exchange rates between periods and higher gathering and processing revenue of $10.0 million, $4.7 million and $4.4 million, respectively. These increases were offset, in part, by a 2017 true-up of take-or-pay minimum volumes commitments of $3.9 million. Further, a 31-day planned outage at the KA plant in 2018 decreased gathering and processing revenue by $2.2 million. This was offset by the 2017 planned outage at the K3 plant which decreased gathering and processing revenue by $2.5 million.
Additionally, subsequent to the adoption of ASC 606, we recognized $2.3 million of revenue in the three months ended June 30, 2018 to recognize certain deficiencies on take-or-pay agreements for which there is a contractual make-up period. Under ASC 605, revenue related to deficiencies with a make-up period was deferred until the contractual right to make up a deficiency expired. Under ASC 606, we can recognize all or a portion of revenue related to deficiencies before the make-up period expires if we determine that it is probable that the customer will not make-up all or some of its deficient volumes, for example if there is insufficient capacity to make up the deficient volumes in future periods.
Operating expense
Operating expense increased in the six months ended June 30, 2018, to $71.0 million from $61.0 million in the six months ended June 30, 2017. This increase is primarily due to turnaround costs related to the KA plant, higher greenhouse gas credit purchases, changes in foreign currency exchange rates between periods and higher power costs of $27.1 million, $3.1 million, $2.9 million and $2.0 million, respectively. These increases were offset, in part, by turnaround costs in 2017 for the K3 plant and lower contractor costs of $24.3 million and $0.6 million, respectively.

Corporate and Other

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Revenue
Product sales	$—	$34,635	$31,319	$67,208
Storage fees	649	5,972	7,753	11,841
Service fees	215	1,447	3,070	3,470
Intersegment eliminations	(12,882)	(12,021)	(27,741)	(24,992)
Total revenue	(12,018)	30,033	14,401	57,527
Less:
Costs of products sold, exclusive of depreciation and amortization shown below	(12,882)	17,569	(1,709)	31,894
Operating expense	1,036	4,168	5,319	8,970
Plus:
Earnings from equity method investments	13	6	22	9
Adjustments to reflect NGL Energy equity earnings on a cash basis	(13)	(6)	(22)	(9)
Segment profit (loss)	$(172)	$8,296	$10,791	$16,663
Corporate and Other is not an operating segment. This table is included to permit the reconciliation of segment information to that of the consolidated Company. Product sales and cost of sales primarily related to our Mexican asphalt business which was sold on March 15, 2018. Storage fees and services fees primarily relate to our U.K. business which was sold on April 12, 2018. Operating expenses relate to the Mexican asphalt business and U.K. operations. Earnings from equity method investments relate to our general partner interest in NGL Energy.

Liquidity and Capital Resources
Sources and Uses of Cash
Our principal sources of short-term liquidity are cash generated from our operations and borrowings under our revolving credit facility. The consolidated cash balance on June 30, 2018, was $55.3 million. Of this amount, $23.7 million was held in Canada and portions may be subject to tax if transferred to the U.S. Potential sources of long-term liquidity include issuances of debt securities and equity securities and the sale of assets. Our primary cash requirements currently are operating expenses, capital expenditures, debt payments and our quarterly dividends. In general, we expect to fund:

•	operating expenses, maintenance capital expenditures and cash dividends through existing cash and cash from operating activities;

•	expansion capital expenditures and any working capital deficits through cash on hand, borrowings under our revolving credit facility and the issuance of debt securities and equity securities;

•
acquisitions through cash on hand, borrowings under our revolving credit facility, the issuance of debt securities and equity securities and proceeds from the divestiture of assets or interests in assets; and

•	debt principal payments through cash from operating activities and refinancing when our revolving and term loan B credit facilities becomes due.
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
Cash Flows
The following table summarizes our changes in unrestricted cash for the periods presented:

	Six Months Ended June 30,
(in thousands)	2018	2017
Statement of cash flow data:
Cash flows provided by (used in):
Operating activities	$96,446	$92,294
Investing activities	(78,222)	(191,152)
Financing activities	(55,345)	78,759
Subtotal	(37,121)	(20,099)
Effect of exchange rate on cash and cash equivalents	(1,254)	2,418
Change in cash and cash equivalents	(38,375)	(17,681)
Cash and cash equivalents at beginning of period	93,699	74,216
Cash and cash equivalents at end of period	$55,324	$56,535
Operating Activities
The components of operating cash flows can be summarized as follows:

	Six Months Ended June 30,
(in thousands)	2018	2017
Net loss	$(35,761)	$(666)
Non-cash expenses, net	120,708	80,361
Changes in operating assets and liabilities	11,499	12,599
Net cash flows provided by operating activities	$96,446	$92,294
Adjustments to net loss for non-cash expenses, net increased $40.3 million to $120.7 million for the six months ended June 30, 2018, from $80.4 million for the six months ended June 30, 2017. This change is primarily a result of:

•	$52.1 million in depreciation and amortization expense, primarily as a result of the acquisition of HFOTCO and completion of the Maurepas Pipeline;

•
$7.9 million reduction in earnings from equity method investments due to the sale of Glass Mountain Pipeline in December 2017, as well as rate reductions on White Cliffs Pipeline partially offset by higher volumes;

•
$6.6 million higher currency exchange losses in the current year primarily due to foreign currency forwards to purchase Canadian dollars to limit exposure to foreign currency rate fluctuations for capital contributions to our Canadian operations; and

•	$5.1 million change in deferred income tax expense (benefit).
These increases to the adjustments to net income for non-cash expenses, net were offset by decreases due to:

•	$19.9 million decrease related to a prior year loss on early extinguishment of $300 million of senior unsecured notes;

•	$7.3 million decrease in distributions from equity investments due to our prior year disposal of our investment in Glass Mountain Pipeline; and

•
$3.9 million increase in gains on disposal or impairments, net, primarily due to a current year gain of $1.6 million from the sale of our Mexican asphalt business, including the post-closing adjustments, and the $1.4 million post-closing adjustment related to our prior year Glass Mountain Pipeline disposal.

All other adjustments to net income for non-cash expenses, net for the six months ended June 30, 2018, remained relatively comparable to the six months ended June 30, 2017.
Changes in operating assets and liabilities for the six months ended June 30, 2018, generated a net increase in operating cash flows of $11.5 million. The increase to operating cash flow due to the change in operating assets and liabilities was primarily a result of a decrease in assets related to accounts receivable and inventories of $99.9 million and $40.1 million, respectively, offset by increase in other current assets and other assets of $7.3 million and $3.7 million, respectively. Liabilities decreased $111.7 million in accounts payable and accrued liabilities and $6.1 million in payables to affiliates. Changes in receivables, inventory, payables and accrued liabilities are primarily due to our segments’ operating activities and are subject to the timing of purchases and sales and fluctuations in commodity pricing.
Changes in operating assets and liabilities for the six months ended June 30, 2017, generated a net increase in operating cash flows of $12.6 million. The increase to operating cash flow due to the change in operating assets and liabilities was primarily a result of decreases of $43.7 million in accounts receivable, $20.0 million in inventories and $16.8 million in receivables from affiliates. These decreases in assets were offset by increases in other assets and current assets of $14.7 million and $3.0 million, respectively. These cash flows were partially offset by cash outflows due to a decrease of $28.9 million in accounts payable and accrued liabilities and $23.0 million in payables to affiliates, offset by an increase in other noncurrent liabilities of $1.7 million. Changes in receivables, inventory, payables and accrued liabilities are primarily due to our segments’ operating activities and are subject to the timing of purchases and sales and fluctuations in commodity pricing.
Investing Activities
For the six months ended June 30, 2018, we had net cash outflows of $78.2 million from investing activities, due primarily to $234.3 million in capital expenditures and $2.5 million of contributions to equity method investments. These cash outflows were offset by investing cash inflows of $146.7 million in proceeds primarily from the sale of our Mexican asphalt and U.K. storage businesses and $11.6 million of distributions in excess of equity in earnings of affiliates. Capital expenditures primarily related to expansion projects at our SemCAMS and HFOTCO segments. Distributions in excess of equity in earnings of affiliates represent cash distributions from White Cliffs in excess of our cumulative equity in earnings and are accounted for as a return of investment.
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
Financing Activities
For the six months ended June 30, 2018, we had net cash outflows of $55.3 million from financing activities, which related to principal payments on credit facilities and other obligations of $1,315.8 million, dividends paid of $74.4 million and debt issuance costs of $4.5 million, offset by borrowings on credit facilities of $997.5 million and proceeds from the issuance of preferred stock, net of offering costs, of $342.3 million. Principal payments on credit facilities and other obligations includes the final payment related to the HFOTCO acquisition of $579.6 million and activity related to the amendment and restatement of HFOTCO’s credit agreement.
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
Long-term Debt
Senior Unsecured Notes
At June 30, 2018, we had outstanding $400 million of 5.625% senior unsecured notes due 2022, $350 million of 5.625% senior unsecured notes due 2023, $325 million of 6.375% senior unsecured notes due 2025 and $300 million of 7.25% senior unsecured notes due 2026.
SemGroup Revolving Credit Facility
At June 30, 2018, we had $375 million of cash borrowings outstanding under our $1.0 billion revolving credit facility. We had $28.3 million in outstanding letters of credit on that date. The maximum letter of credit capacity under this facility is $250 million. The facility can be increased up to $300 million. The credit agreement expires on March 15, 2021.
At June 30, 2018, we had available borrowing capacity of $596.7 million under this facility.
HFOTCO long-term debt
On June 26, 2018, we restated and amended the HFOTCO credit agreement. The aggregate term loans incurred thereunder was increased to $600 million and the revolving credit facility was terminated. The term loan is due in quarterly installments of $1.5 million with a final payment due on June 26, 2025. In addition, HFOTCO may incur additional term loans in an aggregate amount not to exceed the greater of $120 million and a measure of HFOTCO’s EBITDA, defined in the credit agreement, at the time of determination, plus additional amounts subject to satisfaction of certain leverage-based criteria, subject to receiving commitments for such additional term loans from either new lenders or increased commitments from existing lenders.
At June 30, 2018, HFOTCO had $600 million outstanding under its Term Loan B and $225 million outstanding of tax exempt notes payable due 2050.
HFOTCO acquisition final payment
On April 17, 2018, we made the final payment related to the HFOTCO acquisition in the amount of $579.6 million. The payment was funded through revolving credit facility borrowings and cash on hand.
Series A Convertible Preferred Stock
On January 19, 2018, we sold, to certain institutional investors in a private placement, an aggregate of 350,000 shares of our Series A Cumulative Perpetual Convertible Preferred Stock, par value $0.01 per share (the “Preferred Stock”), convertible into 10,606,061 shares (subject to adjustment) of our Class A common stock, for a cash purchase price of $1,000 per share of Preferred Stock and aggregate gross proceeds to us of $350 million. These proceeds were used to repay amounts borrowed under our credit agreement, to fund growth capital expenditures and for general corporate purposes. Holders of the Preferred Stock (the “Holders”) will receive quarterly distributions equal to an annual rate of 7.0% ($70.00 per share annualized) of $1,000 per share of Preferred Stock, subject to certain adjustments (the “Liquidation Preference”). With respect to any quarter ending on or prior to June 30, 2020, we may elect, in lieu of paying a distribution in cash, to have the amount that would have been payable if such dividend had been paid in cash added to the Liquidation Preference. On or after the eighteen month anniversary of January 19, 2018, the Holders may convert their shares of Preferred Stock into a number of shares of our Class A common stock equal to, per preferred share, the quotient of the Liquidation Preference divided by $33.00, subject to certain adjustments including customary anti-dilution adjustments. On or after January 19, 2021, if the Holders have not elected to convert all of their shares of Preferred Stock, we may cause, under certain circumstances, the outstanding shares of Preferred Stock to be converted into shares of our Class A common stock. Holders are entitled to vote on all matters on which the holders of shares of our Class A common stock are entitled to vote and will, in general, vote together with the holders of shares of our Class A common stock as a single class. Each Holder shall be entitled to a number of votes equal to the number of votes such Holder would have had if all shares of Preferred Stock held by such Holder had been converted into shares of our Class A common stock.
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

Projected capital expenditures for 2018 are estimated at $310 million in expansion projects, including capital contributions to affiliates for funding growth projects and acquisitions, and $40 million in maintenance projects. These estimates may change as future events unfold. See “Cautionary Note Regarding Forward-Looking Statements.” During the six months ended June 30, 2018, we spent $234.3 million (cash basis) on capital projects and $2.5 million in capital contributions to equity method investees.
In addition to our budgeted capital program, we anticipate that we will continue to make significant expansion capital expenditures in the future. Consequently, our ability to develop and maintain sources of funds to meet our capital requirements is critical to our ability to meet our growth objectives. We expect that our future expansion capital expenditures will be funded by cash from operations, borrowings under our revolving credit facility, the issuance of debt and equity securities and proceeds from the divestiture of assets or interests in assets.
Common Stock Dividends
The table below shows common dividends declared and/or paid by SemGroup on its common stock during 2017 and 2018.

Quarter Ended	Record Date	Payment Date	Dividend Per Share
March 31, 2017	March 7, 2017	March 17, 2017	$0.45
June 30, 2017	May 15, 2017	May 26, 2017	$0.45
September 30, 2017	August 18, 2017	August 28, 2017	$0.45
December 31, 2017	November 20, 2017	December 1, 2017	$0.45

March 31, 2018	March 9, 2018	March 19, 2018	$0.4725
June 30, 2018	May 16, 2018	May 25, 2018	$0.4725
September 30, 2018	August 20, 2018	August 29, 2018	$0.4725

Preferred Stock Dividends
On May 25, 2018, we paid-in-kind a preferred stock dividend of $4.8 million, which was prorated for the period from January 19, 2018 to March 31, 2018. On August 7, 2018, we declared a preferred stock dividend to be paid-in-kind of $6.2 million, which will be paid on August 29, 2018. Paid-in-kind dividends increase the Liquidation Preference.
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
Customer Concentration
Shell Trading (US) Company, a customer of our Crude Supply and Logistics segment, accounted for more than 10% of our consolidated revenue for the three months ended June 30, 2018, at approximately 32%. Shell Trading (US) Company, a customer of our Crude Supply and Logistics segment, accounted for more than 10% of our consolidated revenue for the six months ended June 30, 2018, at approximately 33%. The contracts from which our revenues are derived from this customer relate to our crude marketing operations and are for crude oil purchases and sales at market prices. We are not substantially dependent on such contracts and believe that if we were to lose any or all of these contracts, they could be readily replaced under substantially similar terms.
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
Commodity Price Risk
The table below outlines the range of NYMEX prompt month daily settle prices for crude oil and natural gas futures, and the range of daily propane spot prices provided by an independent, third-party broker for the three months and six months ended June 30, 2018 and June 30, 2017, and the year ended December 31, 2017.

	Light Sweet Crude Oil Futures (Barrel)	Mont Belvieu (Non-LDH) Spot Propane (Gallon)	Henry Hub Natural Gas Futures (MMBtu)
Three Months Ended June 30, 2017
High	$53.40	$0.68	$3.42
Low	$42.53	$0.57	$2.89
High/Low Differential	$10.87	$0.11	$0.53

Three Months Ended June 30, 2018
High	$74.15	$0.97	$3.02
Low	$62.06	$0.75	$2.66
High/Low Differential	$12.09	$0.22	$0.36

Six Months Ended June 30, 2017
High	$54.45	$0.93	$3.42
Low	$42.53	$0.57	$2.56
High/Low Differential	$11.92	$0.36	$0.86

Six Months Ended June 30, 2018
High	$74.15	$1.02	$3.63
Low	$59.19	$0.73	$2.55
High/Low Differential	$14.96	$0.29	$1.08

Year Ended December 31, 2017
High	$60.42	$1.01	$3.42
Low	$42.53	$0.57	$2.56
High/Low Differential	$17.89	$0.44	$0.86
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
Additionally, based on our open derivative contracts at June 30, 2018, an increase in the applicable market price or prices for each derivative contract would result in a decrease in our crude oil sales revenues. Likewise, a decrease in the applicable market price or prices for each derivative contract would result in an increase in our crude oil sales revenues. However, the increases or decreases in crude oil sales revenues we recognize from our open derivative contracts are substantially offset by higher or lower crude oil sales revenues when the physical sale of the product occurs. These contracts may be for the purchase or sale of crude oil or in markets different from the physical markets in which we are attempting to hedge our exposure, or may have timing differences relative to the physical markets. As a result of these factors, our hedges may not eliminate all price risks.
The notional volumes and fair value of our commodity derivatives open positions as well as the change in fair value that would be expected from a 10% market price increase or decrease is shown in the table below (in thousands):

	Notional Volume (Barrels)	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease	Settlement Date
Crude oil:
Futures	837 (short)	$(8,003)	$(6,206)	$6,206	August 2018
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
Interest Rate Risk
We use variable rate debt and are exposed to market risk due to the floating interest rates on our credit facilities. Therefore, from time-to-time we may use interest rate derivatives to manage interest obligations on specific debt issuances. Our variable rate debt bears interest at LIBOR or prime, subject to certain floors, plus the applicable margin. At June 30, 2018, an increase in these base rates of 1%, above the base rate floors, would increase our interest expense by $2.8 million and $4.9 million for the three months and six months ended June 30, 2018, respectively. Increases in interest expense due to an increase in interest rates as presented above, would have been partially offset by a reduction of $1.5 million and $2.5 million in interest expense from interest rate swaps, discussed below, for the three months and six months ended June 30, 2018, respectively.
The average interest rates presented below are based upon rates in effect at June 30, 2018 and December 31, 2017. The carrying value of the variable rate instruments in our credit facilities approximate fair value primarily because our rates fluctuate with prevailing market rates.

The following table summarizes our debt obligations:

Liabilities	June 30, 2018	December 31, 2017
Long-term debt - variable rate	$1.2 billion	$948.1 million
Average interest rate	4.43%	4.32%
Long-term debt - fixed rate	$1.4 billion	$1.4 billion
Fixed interest rate	6.16%	6.16%
Debt obligations above include the final payment related to the HFOTCO acquisition, which was made on April 17, 2018.
In conjunction with the HFOTCO acquisition, we acquired HFOTCO’s interest rate swaps. The swaps allow us to limit exposure to interest rate fluctuations. The swaps only apply to a portion of our outstanding debt and provide only partial mitigation of interest rate fluctuations. We have not designated the swaps as hedges, as such changes in the fair value of the swaps are recorded through current period earnings as a component of interest expense. At June 30, 2018, we had interest rate swaps with notional values of $489.7 million. At June 30, 2018, the fair value of our interest rate swaps was $0.1 million which was reported within “other current assets” in our condensed consolidated balance sheet. For the three months and six months ended June 30, 2018, we recognized unrealized gains of $0.1 million and $1.2 million, respectively, related to interest rate swaps.
Currency Exchange Risk
The cash flows related to our Canadian operations, and our former U.K. and Mexican operations, are based on the U.S. dollar equivalent of such amounts measured in British pounds, Canadian dollars and Mexican pesos. Assets and liabilities of our foreign subsidiaries are translated to U.S. dollars using the applicable exchange rate as of the end of a reporting period. Revenue, expenses and cash flows are translated using the average exchange rate during the reporting period.
A 10% change in the average exchange rate during the three months and six months ended June 30, 2018, would change operating income by $9.9 million and $9.9 million, respectively.
We enter into foreign currency forwards to purchase Canadian dollars to limit exposure to foreign currency rate fluctuations for capital contributions to our Canadian operations. We have not designated the forwards as hedges, as such changes in the fair value of the forwards are recorded through current period earnings as a component of foreign currency translation gain/loss. At June 30, 2018, we had foreign currency forwards with notional values of $95.0 million. At June 30, 2018, the fair value of our foreign currency swaps was $2.5 million, which is reported within “other current liabilities” and “other noncurrent liabilities” in our consolidated balance sheet. For the quarter ended June 30, 2018, we recognized unrealized losses of $2.1 million and $6.5 million, respectively, related to foreign currency forwards. The foreign currency forwards have maturities through June 2019.
A 1% increase in the USD/CAD foreign exchange rate would lead to a $1.2 million gain and in the event of a 1% decrease in the USD/CAD foreign exchange rate a $4.2 million loss based on the exchange rates at June 30, 2018.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act), are effective as of June 30, 2018. This conclusion is based on an evaluation conducted under the supervision and participation of our Chief Executive Officer and Chief Financial Officer along with our management. Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2018, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases of our common stock by us during the quarter ended June 30, 2018:

	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2018 - April 30, 2018	28,849	$22.55	—	—
May 1, 2018 - May 31, 2018	1,223	24.89	—	—
June 1, 2018 - June 30, 2018	8,868	25.30	—	—
Total	38,940	$23.25	—	—

(1)	Represents shares of common stock withheld from certain of our employees for payment of taxes associated with the vesting of restricted stock awards.
(2)	The price paid per common share represents the closing price as posted on the New York Stock Exchange on the day that the shares were purchased.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
Not applicable

Item 5.	Other Information
None

Item 6.	Exhibits
The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
3
Certificate of Amendment of Amended and Restated Certificate of Incorporation, as amended, of SemGroup Corporation (filed as Exhibit 3.1 to our current report on Form 8-K dated May 16, 2018, filed May 22, 2018, and incorporated herein by reference).

4.1
Third Supplemental Indenture, dated as of May 15, 2018, among SemGroup Corporation, the subsidiaries of SemGroup Corporation named therein as “Guaranteeing Subsidiaries,” Rose Rock Finance Corporation, the subsidiaries of SemGroup Corporation named therein as the other “Subsidiary Guarantors” and Wilmington Trust, National Association, as trustee.

4.2
Second Supplemental Indenture, dated as of May 15, 2018, among SemGroup Corporation, the subsidiaries of SemGroup Corporation named therein as “Guaranteeing Subsidiaries,” Rose Rock Finance Corporation, the subsidiaries of SemGroup Corporation named therein as the other “Subsidiary Guarantors” and Wilmington Trust, National Association, as trustee.

4.3
First Supplemental Indenture, dated as of May15, 2018, among SemGroup Corporation, the subsidiaries of SemGroup Corporation named therein as “Guaranteeing Subsidiaries,” Rose Rock Finance Corporation, the subsidiaries of SemGroup Corporation named therein as the other “Subsidiary Guarantors” and Wilmington Trust, National Association, as trustee.

4.4
First Supplemental Indenture, dated as of May15, 2018, among SemGroup Corporation, the subsidiaries of SemGroup Corporation named therein as “Guaranteeing Subsidiaries,” Rose Rock Finance Corporation, the subsidiaries of SemGroup Corporation named therein as the other “Subsidiary Guarantors” and Wilmington Trust, National Association, as trustee.

10.1
Amendment and Restatement Agreement, dated as of June 26, 2018, among Buffalo Gulf Coast Terminals LLC, as the parent, HFOTCO LLC, as the borrower, Toronto Dominion (Texas) LLC, as administrative agent, and Morgan Stanley Senior Funding, Inc., as existing agent (filed as Exhibit 10.1 to our current report on Form 8-K dated June 26, 2018, filed July 2, 2018, and incorporated herein by reference).

10.2
Amendment No. 2 to Continuing Covenant Agreement, dated as of June 26, 2018, between HFOTCO LLC, as obligor, Buffalo Gulf Coast Terminals LLC, as the parent, Bank of America, N.A., as administrative agent and collateral agent, and the bondholders party thereto (filed as Exhibit 10.2 to our current report on Form 8-K dated June 26, 2018, filed July 2, 2018, and incorporated herein by reference).

10.3	SemGroup Corporation Board of Directors Compensation Plan effective June 1, 2018.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Carlin G. Conner, Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.
32.1	Section 1350 Certification of Carlin G. Conner, Chief Executive Officer.
32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date August 9, 2018	SEMGROUP CORPORATION

	By:	/s/ Robert N. Fitzgerald
Robert N. Fitzgerald
Senior Vice President and
Chief Financial Officer