Form 10-Q
period 2018-09-30
SemGroup Corp
filed 2018-11-08
CIK 1489136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files):    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class		Outstanding at October 31, 2018
Class A	Common stock, $0.01 par	79,081,150	Shares
Class B	Common stock, $0.01 par	—	Shares

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SEMGROUP CORPORATION
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par value)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$69,988	$93,699
Accounts receivable (net of allowance of $1,850 and $2,628, respectively)	662,372	653,484
Receivable from affiliates	187	1,691
Inventories	49,232	101,665
Current assets held for sale	—	38,063
Other current assets	19,320	14,297
Total current assets	801,099	902,899
Property, plant and equipment (net of accumulated depreciation of $570,720 and $444,842, respectively)	3,450,756	3,315,131
Equity method investments	277,021	285,281
Goodwill	257,302	257,302
Other intangible assets (net of accumulated amortization of $81,613 and $56,409, respectively)	373,439	398,643
Other noncurrent assets	138,158	132,600
Noncurrent assets held for sale	—	84,961
Total assets	$5,297,775	$5,376,817
LIABILITIES, PREFERRED STOCK AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$545,035	$587,898
Payable to affiliates	1,294	6,971
Accrued liabilities	111,455	131,407
Deferred revenue	10,211	7,518
Current liabilities held for sale	—	23,847
Other current liabilities	7,880	3,395
Current portion of long-term debt	6,000	5,525
Total current liabilities	681,875	766,561
Long-term debt, net	2,619,486	2,853,095
Deferred income taxes	52,897	46,585
Other noncurrent liabilities	34,209	38,495
Noncurrent liabilities held for sale	—	13,716
Commitments and contingencies (Note 7)
Preferred stock, $0.01 par value, $361,043 liquidation preference (authorized - 4,000 shares; issued - 350 and 0 shares, respectively)	353,323	—
SemGroup owners’ equity:
Common stock, $0.01 par value (authorized - 190,000 and 100,000 shares; issued - 79,171 and 79,708 shares, respectively)	786	786
Additional paid-in capital	1,656,518	1,770,117
Treasury stock, at cost (106 and 1,024 shares, respectively)	(699)	(8,031)
Accumulated deficit	(74,522)	(50,706)
Accumulated other comprehensive loss	(26,098)	(53,801)
Total owners’ equity	1,555,985	1,658,365
Total liabilities, preferred stock and owners’ equity	$5,297,775	$5,376,817
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Product	$487,693	$423,531	$1,421,751	$1,164,898
Service	127,840	105,287	408,699	261,967
Lease	3,937	2,646	12,517	2,646
Other	14,526	14,458	48,432	45,600
Total revenues	633,996	545,922	1,891,399	1,475,111
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	468,871	398,252	1,377,092	1,087,357
Operating	64,835	62,666	224,871	188,095
General and administrative	21,904	38,389	71,267	86,920
Depreciation and amortization	53,598	50,135	155,889	100,336
Loss (gain) on disposal or impairment, net	(383)	41,625	(2,125)	43,801
Total expenses	608,825	591,067	1,826,994	1,506,509
Earnings from equity method investments	14,528	17,367	41,493	52,211
Operating income (loss)	39,699	(27,778)	105,898	20,813
Other expenses (income), net:
Interest expense	35,318	32,711	113,683	60,055
Loss on early extinguishment of debt	—	—	—	19,930
Foreign currency transaction loss (gain)	(983)	(747)	4,625	(1,758)
Other income, net	(400)	(3,390)	(1,883)	(4,116)
Total other expenses, net	33,935	28,574	116,425	74,111
Income (loss) before income taxes	5,764	(56,352)	(10,527)	(53,298)
Income tax expense (benefit)	(2,697)	(37,249)	16,773	(33,529)
Net income (loss)	8,461	(19,103)	(27,300)	(19,769)
Less: cumulative preferred stock dividends	6,317	—	17,360	—
Net income (loss) attributable to common shareholders	$2,144	$(19,103)	$(44,660)	$(19,769)
Net income (loss)	$8,461	$(19,103)	$(27,300)	$(19,769)
Other comprehensive income, net of income tax	3,352	9,230	27,703	24,215
Comprehensive income (loss)	$11,813	$(9,873)	$403	$4,446
Net income (loss) per common share (Note 13):
Basic	$0.03	$(0.25)	$(0.57)	$(0.29)
Diluted	$0.03	$(0.25)	$(0.57)	$(0.29)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Unaudited Condensed Consolidated Statements of Changes in Owners’ Equity
(Dollars in thousands)

	Three Months Ended September 30, 2018
	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Owners’ Equity
June 30, 2018	$785	$1,696,865	$(699)	$(82,983)	$(29,450)	$1,584,518
Net income	—	—	—	8,461	—	8,461
Other comprehensive income, net of income taxes	—	—	—	—	3,352	3,352
Dividends paid	—	(43,215)	—	—	—	(43,215)
Unvested dividend equivalent rights	—	(342)	—	—	—	(342)
Non-cash equity compensation	—	2,701	—	—	—	2,701
Issuance of common stock under compensation plans	1	509	—	—	—	510
September 30, 2018	$786	$1,656,518	$(699)	$(74,522)	$(26,098)	$1,555,985

	Three Months Ended September 30, 2017
	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Owners’ Equity
June 30, 2017	$661	$1,505,941	$(7,824)	$(34,450)	$(58,929)	$1,405,399
Net loss	—	—	—	(19,103)	—	(19,103)
Other comprehensive income, net of income taxes	—	—	—	—	9,230	9,230
Dividends paid	—	(35,221)	—	—	—	(35,221)
Unvested dividend equivalent rights	—	(221)	—	—	—	(221)
Non-cash equity compensation	—	2,907	—	—	—	2,907
Issuance of common stock	124	330,217	—	—	—	330,341
Issuance of common stock under compensation plans	—	654	—	—	—	654
Repurchase of common stock	—	—	(95)	—	—	(95)
September 30, 2017	$785	$1,804,277	$(7,919)	$(53,553)	$(49,699)	$1,693,891

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Unaudited Condensed Consolidated Statements of Changes in Owners’ Equity, Continued
(Dollars in thousands)

	Nine Months Ended September 30, 2018
	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Owners’ Equity
December 31, 2017	$786	$1,770,117	$(8,031)	$(50,706)	$(53,801)	$1,658,365
Adoption of ASC 606	—	—	—	11,513	—	11,513
Net loss	—	—	—	(27,300)	—	(27,300)
Other comprehensive income, net of income taxes	—	—	—	—	27,703	27,703
Dividends paid	—	(122,468)	—	—	—	(122,468)
Unvested dividend equivalent rights	—	(406)	—	—	—	(406)
Non-cash equity compensation	—	8,246	—	—	—	8,246
Issuance of common stock under compensation plans	2	1,029	—	—	—	1,031
Retirement of treasury stock	(2)	—	8,031	(8,029)	—	—
Repurchase of common stock	—	—	(699)	—	—	(699)
September 30, 2018	$786	$1,656,518	$(699)	$(74,522)	$(26,098)	$1,555,985

	Nine Months Ended September 30, 2017
	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Owners’ Equity
December 31, 2016	$659	$1,561,695	$(6,558)	$(35,917)	$(73,914)	$1,445,965
Adoption of ASU 2016-09	—	(1,650)	—	2,133	—	483
Net loss	—	—	—	(19,769)	—	(19,769)
Other comprehensive income, net of income taxes	—	—	—	—	24,215	24,215
Dividends paid	—	(94,714)	—	—	—	(94,714)
Unvested dividend equivalent rights	—	(818)	—	—	—	(818)
Non-cash equity compensation	—	8,377	—	—	—	8,377
Issuance of common stock	124	330,217	—	—	—	330,341
Issuance of common stock under compensation plans	2	1,170	—	—	—	1,172
Repurchase of common stock	—	—	(1,361)	—	—	(1,361)
September 30, 2017	$785	$1,804,277	$(7,919)	$(53,553)	$(49,699)	$1,693,891

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(27,300)	$(19,769)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	155,889	100,336
Loss (gain) on disposal or impairment of long-lived assets, net	(2,125)	43,801
Earnings from equity method investments	(41,493)	(52,211)
Distributions from equity method investments	41,489	51,606
Amortization of debt issuance costs and discount	5,628	4,449
Loss on early extinguishment of debt	—	19,930
Deferred tax expense (benefit)	1,793	(37,824)
Non-cash equity compensation	8,332	8,517
Provision for uncollectible accounts receivable, net of recoveries	(97)	761
Foreign currency transaction loss (gain)	4,625	(1,758)
Gain on pension curtailment	—	(3,008)
Inventory valuation adjustment	—	455
Changes in operating assets and liabilities (Note 14)	(10,326)	(22,868)
Net cash provided by operating activities	136,415	92,417
Cash flows from investing activities:
Capital expenditures	(303,391)	(346,204)
Proceeds from sale of long-lived assets	246	16,638
Contributions to equity method investments	(7,466)	(18,808)
Payments to acquire business, net of cash acquired	—	(293,039)
Proceeds from business divestitures	146,735	—
Distributions in excess of equity in earnings of affiliates	15,730	19,296
Net cash used in investing activities	(148,146)	(622,117)
Cash flows from financing activities:
Debt issuance costs	(4,720)	(10,839)
Borrowings on credit facilities and issuance of senior notes, net of discount	1,139,500	1,353,377
Principal payments on credit facilities and other obligations	(1,376,649)	(711,941)
Debt extinguishment costs	—	(16,293)
Proceeds from preferred stock issuance, net of offering costs	342,299	—
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(699)	(1,361)
Dividends paid	(111,445)	(94,714)
Proceeds from issuance of common stock under employee stock purchase plan	228	796
Net cash provided by (used in) financing activities	(11,486)	519,025
Effect of exchange rate changes on cash and cash equivalents	(494)	4,472
Change in cash and cash equivalents	(23,711)	(6,203)
Cash and cash equivalents at beginning of period	93,699	74,216
Cash and cash equivalents at end of period	$69,988	$68,013

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

1.	OVERVIEW
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Although management believes these estimates are reasonable, actual results could differ materially from these estimates. The results of operations for the three months and nine months ended September 30, 2018, are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.
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
In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost”, which requires that an employer disaggregate the service cost component from other components of net benefit cost. This ASU also provides explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allows only the service cost component of net benefit cost to be eligible for capitalization. We adopted this guidance retrospectively in the first quarter of 2018. For the three months and nine months ended September 30, 2017, we reclassified $3.2 million and $3.3 million, respectively, of non-service pension costs from “general and administrative expense” to “other expense (income)”.
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

	September 30, 2018
	Under ASC 606	Under ASC 605	Increase/(Decrease)
Accounts receivable, net	$662,372	$659,533	$2,839
Other noncurrent assets	$138,158	$118,292	$19,866
Other current liabilities	$7,880	$7,269	$611
Deferred income taxes	$52,897	$47,189	$5,708
Accumulated deficit	$(74,522)	$(90,908)	$16,386

	Three Months Ended September 30, 2018
	Under ASC 606	Under ASC 605	Increase/(Decrease)
Revenue	$633,996	$627,070	$6,926
Cost of sales	$468,871	$464,146	$4,725
General and administrative expense	$21,904	$21,804	$100
Income tax benefit	$(2,697)	$(2,988)	$291
Net income	$8,461	$6,651	$1,810
Net income attributable to common shareholders	$2,144	$334	$1,810
Net income per common share:
Basic	$0.03	$0.01	$0.02
Diluted	$0.03	$0.01	$0.02

	Nine Months Ended September 30, 2018
	Under ASC 606	Under ASC 605	Increase/(Decrease)
Revenue	$1,891,399	$1,872,875	$18,524
Cost of sales	$1,377,092	$1,364,454	$12,638
General and administrative expense	$71,267	$70,967	$300
Income tax expense	$16,773	$16,059	$714
Net loss	$(27,300)	$(32,172)	$4,872
Net loss attributable to common shareholders	$(44,660)	$(49,532)	$4,872
Net loss per common share:
Basic	$(0.57)	$(0.63)	$0.06
Diluted	$(0.57)	$(0.63)	$0.06

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

1.	OVERVIEW, Continued

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

•	Changes to deferred income taxes primarily relate to the deferred tax impact of adoption entries.

•	Changes to retained earnings are due to the impact of adoption at January 1, 2018, as described above, and cumulative differences in net income through September 30, 2018.
See Note 11 for additional information.
Recent accounting pronouncements not yet adopted
On August 27, 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”, which modifies the disclosure requirements in Topic 820 by removing, adding or modifying certain fair value measurement disclosures. For public entities, this ASU is effective for annual periods beginning after December 15, 2019, and interim periods therein. Early adoption is permitted. We will adopt this guidance in the first quarter of 2020. The impact is not expected to be material.
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
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which introduces new guidance for estimating credit losses on certain types of financial instruments based on expected losses and the timing of the recognition of such losses. For public entities, this ASU is effective for annual periods beginning after December 15, 2019, and interim periods within those years and early adoption is permitted in the year prior to the effective date. We will adopt this guidance in the first quarter of 2020. The impact is not expected to be material.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, as amended, which amends the existing lease guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by operating and finance leases and to disclose additional quantitative and qualitative information about leasing arrangements. This ASU, as amended, also provides clarifications surrounding the presentation of the effects of leases in the income statement and statement of cash flows. For public entities, this ASU will be effective for annual periods beginning after December 15, 2018, and interim periods within those years. We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements, but are not yet able to quantify the impact. We

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

1.	OVERVIEW, Continued

continue to monitor FASB activity related to this ASU and have engaged with various peer groups to assess certain interpretive issues related to this ASU. We expect to elect the package of practical expedients such that we will not reassess whether any expired or existing contracts contain leases, we will not reassess the lease classification for any expired or existing leases and we will not reassess initial direct costs for any leases. We will adopt the standard at January 1, 2019, and recognize a cumulative-effect adjustment to the opening balance of retained earnings as allowed by ASU 2018-11, “Leases (Topic 842): Targeted Improvements”.

2.	DISPOSALS OR IMPAIRMENTS OF LONG-LIVED ASSETS

On March 15, 2018, we completed the sale of our Mexican asphalt business for $70.7 million. We recorded a pre-tax gain on disposal of $1.6 million for the nine months ended September 30, 2018. The Mexican asphalt business was held for sale and carried at net realizable value at December 31, 2017. The Mexican asphalt business contributed $2.3 million of pre-tax income for the nine months ended September 30, 2018, excluding the gain on disposal.
On April 12, 2018, we completed the sale of our U.K. operations, SemLogistics, for $73.1 million in cash. We recorded a pre-tax gain on disposal of $0.4 million for the nine months ended September 30, 2018. The U.K. business was held for sale and carried at net realizable value at December 31, 2017. The U.K. business contributed pre-tax income of $5.4 million for the nine months ended September 30, 2018, excluding the gain on disposal.
For the nine months ended September 30, 2018, we recorded an incremental gain of $1.4 million related to customary post-closing adjustments related to the prior year sale of our equity interest in Glass Mountain Pipeline, LLC.

3.	EQUITY METHOD INVESTMENTS

Our equity method investments consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
White Cliffs Pipeline, L.L.C.	$258,098	$266,362
NGL Energy Partners LP	18,923	18,919
Total equity method investments	$277,021	$285,281

Our earnings from equity method investments consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
White Cliffs Pipeline, L.L.C.	$14,546	$15,636	$41,489	$46,805
Glass Mountain Pipeline, LLC	—	1,736	—	5,402
NGL Energy Partners LP	(18)	(5)	4	4
Total earnings from equity method investments	$14,528	$17,367	$41,493	$52,211

Cash distributions received from equity method investments consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
White Cliffs Pipeline, L.L.C.	$18,640	$19,847	$57,219	$60,552
Glass Mountain Pipeline, LLC	—	3,410	—	10,350
Total cash distributions received from equity method investments	$18,640	$23,257	$57,219	$70,902

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

3.	EQUITY METHOD INVESTMENTS, Continued

White Cliffs Pipeline, L.L.C.
We own a 51% interest in White Cliffs Pipeline, L.L.C. (“White Cliffs”), which we account for under the equity method. Certain unaudited summarized income statement information of White Cliffs for the three months and nine months ended September 30, 2018 and 2017, is shown below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$43,855	$45,445	$128,455	$145,288
Cost of products sold, exclusive of depreciation and amortization	$(107)	$(360)	$(138)	$8,091
Operating, general and administrative expenses	$5,514	$5,723	$17,511	$17,849
Depreciation and amortization expense	$9,624	$9,154	$28,821	$27,619
Net income	$28,825	$30,928	$82,262	$91,688

Our equity in earnings of White Cliffs for the three months and nine months ended September 30, 2018 and 2017, is less than 51% of the net income of White Cliffs for the same periods. This is due to certain general and administrative expenses we incur in managing the operations of White Cliffs that the other owners are not obligated to share.
The members of White Cliffs are required to contribute capital to White Cliffs to fund various projects. For the nine months ended September 30, 2018, we contributed $6.5 million for a project to convert one of White Cliff’s 12-inch pipelines from crude to natural gas liquids service. Remaining contributions related to the conversion project will be paid in 2018 and 2019 and are expected to total $27.2 million. The project is expected to be completed during the fourth quarter of 2019.
Glass Mountain Pipeline, LLC
On December 22, 2017, we completed the sale of our equity method investment in Glass Mountain Pipeline LLC (“Glass Mountain”) for $300 million, subject to working capital and other adjustments. Proceeds from the sale were used to repay borrowings on SemGroup’s revolving credit facility.
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
Fair value of financial instruments
We record certain financial assets and liabilities at fair value at each balance sheet date. The tables below summarize the balances of derivative assets and liabilities at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018
	Level 1	Level 2	Level 3	Netting (1)	Total - Net
Assets:
Commodity derivatives (2)	$99	$—	$—	$(99)	$—
Interest rate swaps	—	—	154	—	154
Total assets	99	—	154	(99)	154
Liabilities:
Commodity derivatives	3,242	—	—	(99)	3,143
Foreign currency forwards	—	1,037	—	—	1,037

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

4.	FINANCIAL INSTRUMENTS, Continued

Total liabilities	3,242	1,037	—	(99)	4,180
Net assets (liabilities) at fair value	$(3,143)	$(1,037)	$154	$—	$(4,026)

	December 31, 2017
	Level 1	Level 2	Level 3	Netting (1)	Total - Net
Assets:
Commodity derivatives (2)	$602	$—	$—	$(602)	$—
Foreign currency forwards	—	2,564	—	—	2,564
Total assets	602	2,564	—	(602)	2,564
Liabilities:
Commodity derivatives	1,970	—	—	(602)	1,368
Interest rate swaps	—	—	1,228	—	1,228
Total liabilities	1,970	—	1,228	(602)	2,596
Net assets (liabilities) at fair value	$(1,368)	$2,564	$(1,228)	$—	$(32)
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
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value levels. At September 30, 2018, all of our physical fixed price forward purchases and sales commodity contracts were being accounted for as normal purchases and normal sales.
The following table summarizes changes in the fair value of our net financial liabilities classified as Level 3 in the fair value hierarchy (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net assets (liabilities) at beginning of the period	$110	$—	$(1,228)	$—
Interest rate swaps acquired through acquisition	—	(3,275)	—	(3,275)
Transfers out of Level 3	—	—	—	—
Realized/Unrealized gain included in earnings*	268	618	1,487	618
Settlements	(224)	—	(105)	—
Net assets (liabilities) at end of period	$154	$(2,657)	$154	$(2,657)
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
The following table sets forth the notional quantities for derivative instruments entered into (in thousands of barrels):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sales	2,704	3,386	10,467	9,980
Purchases	2,701	2,820	9,892	9,772

We have not designated any of our commodity derivative instruments as accounting hedges. We have recorded the fair value of our commodity derivative instruments on our condensed consolidated balance sheets in “other current assets” and “other current liabilities” in the following amounts (in thousands):

	September 30, 2018		December 31, 2017
	Assets	Liabilities	Assets	Liabilities
Commodity contracts	$—	$3,143	$—	$1,368

We have posted margin deposits as collateral with brokers who have the right of set off associated with these funds. At September 30, 2018 and December 31, 2017, our margin deposit balances were in net asset positions of $4.8 million and $1.9 million, respectively. These margin account balances have not been offset against our net commodity derivative instrument (contract) positions. Had these margin deposits been netted against our net commodity derivative instrument (contract) positions as of September 30, 2018 and December 31, 2017, we would have had asset positions of $1.7 million and $0.5 million, respectively.
Realized and unrealized gains (losses) from our commodity derivatives were recorded to product revenue in the following amounts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Commodity contracts	$(1,247)	$(3,987)	$(13,477)	$4,886

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

4.	FINANCIAL INSTRUMENTS, Continued

Interest rate swaps
We have interest rate swaps which allow us to limit exposure to interest rate fluctuations. The swaps only apply to a portion of our outstanding debt and provide only partial mitigation of interest rate fluctuations. We have not designated the swaps as hedges, as such, changes in the fair value of the swaps are recorded through current period earnings as a component of interest expense. At September 30, 2018 and December 31, 2017, we had interest rate swaps with notional values of $524.3 million and $491.1 million, respectively. At September 30, 2018, the fair value of our interest rate swaps was $0.2 million which was reported within “other current assets” in our condensed consolidated balance sheet. At December 31, 2017, the fair value of our interest rate swaps was $1.2 million which was reported within “other current liabilities” in our condensed consolidated balance sheet. For the three months ended September 30, 2018 and 2017, we recognized realized and unrealized losses of $0.3 million and $0.6 million related to interest rate swaps, respectively. For the nine months ended September 30, 2018 and 2017, we recognized realized and unrealized gains of $1.5 million and $0.6 million related to interest rate swaps, respectively.
Foreign currency forwards
We have foreign currency forwards primarily to purchase Canadian dollars to limit exposure to foreign currency rate fluctuations for capital contributions to our SemCAMS segment primarily to fund capital projects. We have not designated the forwards as hedges; therefore, changes in the fair value of the forwards are recorded through current period earnings as a component of foreign currency transaction gains and losses. At September 30, 2018 and December 31, 2017, we had foreign currency forwards with notional values of $73.9 million and $197.7 million, respectively. At September 30, 2018, the fair value of our foreign currency forwards was $1.0 million, which is reported within "other current liabilities" in our condensed consolidated balance sheet. At December 31, 2017, the fair value of our foreign currency forwards was $2.6 million, which is reported within "other current assets" and “other noncurrent assets” in our condensed consolidated balance sheet. For the three months ended September 30, 2018, we recognized realized and unrealized gains of $1.0 million related to foreign currency forwards. For the nine months ended September 30, 2018, we recognized realized and unrealized losses of $5.5 million related to foreign currency forwards. For the three months and nine months ended September 30, 2017, there were no foreign currency forwards outstanding.
Concentrations of risk
During the three months ended September 30, 2018, two customers, primarily of our Crude Supply and Logistics segment, accounted for more than 10% of our consolidated revenue with revenues of $147.1 million. One third-party supplier primarily of our Crude Supply and Logistics segment accounted for more than 10% of our consolidated costs of products sold with purchases of $64.1 million.
During the nine months ended September 30, 2018, one customer, primarily of our Crude Supply and Logistics segment, accounted for more than 10% of our consolidated revenue with revenues of $492.5 million. One third-party supplier of our Crude Supply and Logistics segment accounted for more than 10% of our consolidated costs of products sold with purchases of $158.1 million.
At September 30, 2018, two third-party customers, primarily of our Crude Supply and Logistics segment, accounted for approximately 25% of our consolidated accounts receivable.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

5.     INCOME TAXES, Continued

5.	INCOME TAXES
The effective tax rate was (47)% and 66% for the three months ended September 30, 2018 and 2017, respectively. The effective tax rate was (159)% and 63% for the nine months ended September 30, 2018 and 2017, respectively. The rate for the nine months ended September 30, 2018 is impacted by a discrete tax expense related to the vesting of restricted stock in the amount of $1.7 million, a discrete tax expense of $10.0 million in Mexico on the sale of the 100% equity interest in our Mexican asphalt business, and a discrete tax expense of $2.7 million on the foreign tax deduction offset to branch deferreds on the sale of our U.K. operations. The rate is also affected by the U.S. deduction for foreign taxes. The rate for the nine months ended September 30, 2017, is impacted by a discrete tax expense related to the vesting of restricted stock in the amount of $1.4 million. Significant items that impacted the effective tax rate for each period, as compared to the U.S. federal statutory rate of 21%, include earnings in foreign jurisdictions taxed at different rates and foreign earnings taxed in foreign jurisdictions as well as in the U.S., since they are disregarded entities for U.S. federal income tax purposes. These combined factors, and the magnitude of the permanent items impacting the tax rate relative to income from continuing operations before income taxes, result in rates that are not comparable between the periods.
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
We have analyzed filing positions in all of the federal, state and foreign jurisdictions where we are required to file income tax returns and determined that no accruals related to uncertainty in tax positions are required. All income tax years of the Company ending after the emergence from bankruptcy remain open for examination in U.S. jurisdictions under general operation of the statute of limitations, including special provisions with regard to net operating loss carryovers. In foreign jurisdictions, all tax periods prior to the emergence from bankruptcy are closed. The statute of limitations has not been waived with respect to any foreign jurisdictions post emergence and tax periods are open for examination in accordance with the general statutes of each foreign jurisdiction. Currently, there are no examinations in progress for our federal and state jurisdictions. Canada Revenue Agency has completed an income tax audit of SemCAMS ULC for the tax years 2013 through 2015 with no material adjustments. No other foreign jurisdictions are currently under audit.

6.	LONG-TERM DEBT
Our long-term debt consisted of the following (dollars in thousands):

	Interest rate at September 30, 2018	September 30, 2018	December 31, 2017
Senior unsecured notes due 2022	5.625%	$400,000	$400,000
Senior unsecured notes due 2023	5.625%	350,000	350,000
Senior unsecured notes due 2025	6.375%	325,000	325,000
Senior unsecured notes due 2026	7.250%	300,000	300,000
SemGroup $1.0 billion corporate revolving credit facility (1)
Alternate base rate borrowings	7.000%	85,000	—
Eurodollar borrowings	4.871%	375,000	131,000
HFOTCO acquisition final payment		—	565,868
HFOTCO term loan B (2)	5.000%	598,500	532,125
HFOTCO tax exempt notes payable due 2050	3.198%	225,000	225,000

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

6.	LONG-TERM DEBT, Continued

HFOTCO $75 million revolving credit facility	—	60,000
Capital leases	—	25
Unamortized premium (discount) and debt issuance costs, net	(33,014)	(30,398)
Total long-term debt, net	2,625,486	2,858,620
Less: current portion of long-term debt	6,000	5,525
Noncurrent portion of long-term debt, net	$2,619,486	$2,853,095

(1)	SemGroup $1.0 billion corporate revolving credit facility matures on March 15, 2021.

(2)	HFOTCO term loan B is due in quarterly installments of $1.5 million with a final payment due on June 26, 2025.
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

Pledges and guarantees
Our senior unsecured notes are guaranteed by certain subsidiaries. See Note 16 for additional information.
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
Letters of credit
We had the following outstanding letters of credit at September 30, 2018 (dollars in thousands):

SemGroup $1.0 billion revolving credit facility	2.75%	$28,335
Secured bi-lateral (1)	1.75%	$47,501
(1) Secured bi-lateral letters of credit are external to the SemGroup $1.0 billion revolving credit facility and do not reduce availability for borrowing on the credit facility.
Capitalized interest
During the nine months ended September 30, 2018 and 2017, we capitalized interest of $9.6 million and $15.4 million, respectively.
Fair value
We estimate the fair value of our senior unsecured notes based on unadjusted, transacted market prices near the measurement date. Our other long-term debts are estimated to be carried at fair value as a result of the recent timing of borrowings or rate resets. We estimate the fair value of our consolidated long-term debt, including current maturities, to be approximately $2.6 billion at September 30, 2018, which is categorized as a Level 2 measurement.

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
Asset retirement obligations
We will be required to incur significant removal and restoration costs when we retire our natural gas gathering and processing facilities in Canada. At September 30, 2018, we have an asset retirement obligation liability of $21.2 million, which is included within other noncurrent liabilities on our condensed consolidated balance sheets. This amount was calculated using the $128.9 million cost we estimate we would incur to retire these facilities, discounted based on our risk-adjusted cost of borrowing and the estimated timing of remediation.
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
Purchase and sale commitments
We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We account for derivatives at fair value with the exception of commitments that have been designated as normal purchases and sales for which we do not record assets or liabilities related to these agreements until the product is purchased or sold. At September 30, 2018, such commitments included the following (in thousands):

	Volume (Barrels)	Value
Fixed price purchases	1,469	$102,956
Fixed price sales	1,469	$102,801
Floating price purchases	8,506	$632,046
Floating price sales	12,225	$728,646

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
Our SemGas segment has a take-or-pay contractual obligation related to the fractionation of natural gas liquids through June 2023. The approximate amount of future obligation is as follows (in thousands):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

7.	COMMITMENTS AND CONTINGENCIES, Continued

For year ending:
December 31, 2018	$2,720
December 31, 2019	9,783
December 31, 2020	9,063
December 31, 2021	7,337
December 31, 2022	6,905
Thereafter	2,854
Total expected future payments	$38,662

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
Our Crude Supply and Logistics segment has minimum volume commitments for pipeline transportation of crude oil. The approximate amount of future obligations is as follows (in thousands):

For year ending:
December 31, 2018	$5,449
December 31, 2019	21,865
December 31, 2020	19,751
December 31, 2021	12,976
December 31, 2022	13,231
Thereafter	20,312
Total expected future payments	$93,584

8.	EQUITY
Equity issuances
During the nine months ended September 30, 2018, 53,757 shares under the Employee Stock Purchase Plan were issued and 199,064 shares related to our equity-based compensation awards vested.
On October 22, 2018, Maurepas Pipeline, LLC, a subsidiary of SemGroup, sold Class B shares representing a 49% ownership interest to Alinda Capital Partners (“Alinda”) for $350 million, subject to customary post-closing adjustments. The Class B shares provide Alinda with a $2.2 million monthly preference on distributions. The Class B shares are convertible to Class A shares of Maurepas Pipeline, LLC at Alinda’s option anytime after the second anniversary of closing. SemGroup has a call option to repurchase Alinda’s shares prior to the fifth anniversary of closing for a fixed amount of $350 million plus 1% per annum, subject to a 24 month non-call period. The Class B shares provide Alinda with two out of five seats on the Board of Managers of Maurepas Pipeline, LLC and certain protective rights. The Class B shares will be reported as a noncontrolling interest in our consolidated financial statements.
Equity-based compensation
At September 30, 2018, there were 1,414,780 unvested shares that have been granted under our director and employee compensation programs. The par value of these shares is not reflected in common stock on the condensed consolidated balance sheets, as these shares have not yet vested. For certain of the awards, the number of shares that will vest is contingent upon our achievement of certain specified targets. If we meet the specified maximum targets, approximately 570,000 additional shares could vest.
The holders of certain restricted stock awards are entitled to equivalent dividends (“UDs”) to be received upon vesting of the related restricted stock awards and will be settled in cash. At September 30, 2018, the value of the UDs to be settled in cash related to unvested restricted stock awards was approximately $2.4 million.
During the nine months ended September 30, 2018, we granted 687,470 restricted stock awards with a weighted average grant date fair value of $22.61 per award.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

8	EQUITY, Continued

Common Stock Dividends
The following table sets forth the quarterly common stock dividends per share declared and/or paid to shareholders for the periods indicated:

Quarter Ending	Dividend Per Share	Date of Record	Date Paid
March 31, 2017	$0.45	March 7, 2017	March 17, 2017
June 30, 2017	$0.45	May 15, 2017	May 26, 2017
September 30, 2017	$0.45	August 18, 2017	August 28, 2017
December 31, 2017	$0.45	November 20, 2017	December 1, 2017

March 31, 2018	$0.4725	March 9, 2018	March 19, 2018
June 30, 2018	$0.4725	May 16, 2018	May 25, 2018
September 30, 2018	$0.4725	August 20, 2018	August 29, 2018
December 31, 2018	$0.4725	November 16, 2018	November 26, 2018

9.	REDEEMABLE PREFERRED STOCK

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
Upon a change of control that involves consideration that is less than 90% cash, Holders may elect to: (i) convert all, but not less than all, outstanding shares of Preferred Stock into Common Stock at the then-applicable Conversion Rate; (ii) except as described below, if the Company will not be the surviving person upon the consummation of such change of control, require the Company to use its commercially reasonable efforts to deliver to the Holders a security in the surviving person or the parent of the surviving person that has rights, preferences and privileges substantially similar to the Preferred Stock; provided, however, that, if the Company is unable to do so, such Holders shall be entitled to: (A) instead elect to convert shares of Preferred Stock pursuant to the mechanics described in clause (i) above or (B) require the Company to redeem all (but not less than all) of such Holder’s Preferred Stock at a price per share equal to 101% of the Liquidation Preference, with the redemption price being paid (at the Company’s option): (1) in cash or (2) in Common Stock; (iii) if the Company is the surviving person upon the consummation of such change of control, continue to hold such Holders’ shares of Preferred Stock; or (iv) require the Company to redeem all (but not less than all) of such Holder’s Preferred Stock at a cash price per share equal to the Liquidation Preference. At September 30, 2018, a change in control is not considered probable.
Holders shall be entitled to vote on all matters on which the holders of shares of Common Stock are entitled to vote and, except as otherwise provided in the Certificate of Incorporation, or by law, the Holders shall vote together with the holders of shares of Common Stock as a single class. Each Holder is entitled to a number of votes equal to the number of votes such Holder would have had if all shares of Preferred Stock held by such Holder had been converted into shares of Common Stock.
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
On May 25, 2018, we paid-in-kind a preferred stock dividend of $4.8 million, which was prorated for the period from January 19, 2018 to March 31, 2018. On August 29, 2018, we paid-in-kind a preferred stock dividend of $6.2 million. These dividends paid-in-kind increased the Liquidation Preference such that as of September 30, 2018, the Preferred Stock was convertible into 10,940,681 shares. On October 31, 2018, we declared a preferred stock dividend to be paid-in-kind of $6.3 million, which will be paid on November 26, 2018.

10.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in the components of accumulated other comprehensive loss for the periods shown (in thousands):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

10.	ACCUMULATED OTHER COMPREHENSIVE LOSS, Continued

	Three Months Ended September 30, 2018
	Currency Translation	Employee Benefit Plans	Total
June 30, 2018	$(26,668)	$(2,782)	$(29,450)
Currency translation adjustment, net of income tax expense of $1,081	3,349	—	3,349
Changes related to benefit plans, net of income tax expense of $1	—	3	3
September 30, 2018	$(23,319)	$(2,779)	$(26,098)

	Three Months Ended September 30, 2017
	Currency Translation	Employee Benefit Plans	Total
June 30, 2017	$(56,469)	$(2,460)	$(58,929)
Currency translation adjustment, net of income tax expense of $2,994	9,214	—	9,214
Changes related to benefit plans, net of income tax expense of $6	—	16	16
September 30, 2017	$(47,255)	$(2,444)	$(49,699)

	Nine Months Ended September 30, 2018
	Currency Translation	Employee Benefit Plans	Total
December 31, 2017	$(51,014)	$(2,787)	$(53,801)
Currency translation adjustment, net of income tax benefit of $6,992	(21,651)	—	(21,651)
Currency translation adjustment reclassified to gain on disposal, net of income tax expense of $15,935	49,346	—	49,346
Changes related to benefit plans, net of income tax expense of $2	—	8	8
September 30, 2018	$(23,319)	$(2,779)	$(26,098)

	Nine Months Ended September 30, 2017
	Currency Translation	Employee Benefit Plans	Total
December 31, 2016	$(71,425)	$(2,489)	$(73,914)
Currency translation adjustment, net of income tax expense of 12,110	24,170	—	24,170
Changes related to benefit plans, net of income tax expense of $17	—	45	45
September 30, 2017	$(47,255)	$(2,444)	$(49,699)

11.	REVENUE FROM CONTRACTS WITH CUSTOMERS

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

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

11.	REVENUE FROM CONTRACTS WITH CUSTOMERS, Continued

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

SemCAMS

•
SemCAMS generates revenue from its processing plants through volumetric fees for services under contractual arrangements with working interest owners and third-party customers and the pass through of certain operating costs. Pass-through cost recoveries are reported as "Other revenue" in the consolidated statements of operations and comprehensive income (loss). SemCAMS also derives revenue as the owner and operator of pipeline gathering systems that gather gas from multiple wells located in the same production unit and as the owner and operator of pipeline transportation systems that deliver the gathered gas to its processing plant. SemCAMS’ customers include producers of varying sizes. To support operations at our plants, several producers have committed to process all of their current and future natural gas production.

Corporate and Other

•
Corporate and Other is not an operating segment, but contains the results of operations for our former Mexican asphalt business and U.K. storage business, which are not significant components of our business.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

11.	REVENUE FROM CONTRACTS WITH CUSTOMERS, Continued

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
Disaggregated revenue

Our revenue is disaggregated by segment and by activity below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Crude Transportation
Pipeline transportation	$22,438	$12,497	$66,225	$25,124
Truck transportation	12,501	15,315	38,469	44,141

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

11.	REVENUE FROM CONTRACTS WITH CUSTOMERS, Continued

Crude Facilities
Storage fees	7,182	7,484	22,191	22,548
Service fees	4,306	4,136	14,240	13,528

Crude Supply and Logistics
Product sales	434,591	339,874	1,259,709	928,664

HFOTCO
Storage fees	36,263	27,363	101,247	27,363
Service fees	9,528	4,665	26,105	4,665
Lease revenue	3,937	2,647	12,517	2,647

SemGas
Product sales	57,807	43,506	142,291	135,416
Service fees	18,668	12,741	52,453	40,882

SemCAMS
Service fees	27,609	25,068	108,553	91,014
Other revenue	14,330	14,432	48,162	45,398

Corporate and Other
Product sales	—	42,303	31,319	109,511
Storage fees	—	5,931	7,753	17,772
Service fees	—	1,668	3,070	5,138
Intersegment eliminations	(15,164)	(13,708)	(42,905)	(38,700)

Total revenue	$633,996	$545,922	$1,891,399	$1,475,111

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

	2018	2019	2020	2021	2022	Thereafter
Expected timing of revenue recognized for remaining performance obligations	$80,242	$256,782	$217,510	$173,283	$161,903	$1,387,769

For our product sales contracts, we have elected the practical expedient set out in ASC 606-10-50-14A that states that we are not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under these agreements, each unit of

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

11.	REVENUE FROM CONTRACTS WITH CUSTOMERS, Continued

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

	September 30, 2018	December 31, 2017
Noncurrent receivables	$10,368	$—

Noncurrent receivables for the transactions described above were not recorded prior to the adoption of ASC 606 as our policy was to defer recognition of deficiencies with make-up rights until the contractual make-up rights expired.

Deferred revenue

We record deferred revenue when we have received a payment in advance of delivering a product or performing a service. For the three months and nine months ended September 30, 2018, we recognized $0.4 million and $3.6 million, respectively, of revenue which was included in deferred revenue at the beginning of the period.

Costs to obtain or fulfill a contract

Unless material, we expense costs to obtain or fulfill a contract in the period incurred. At September 30, 2018, we had contract assets of $9.5 million related to costs incurred to obtain contracts which had been expensed as incurred under previous guidance. These costs are reported within “other noncurrent assets” on the condensed consolidated balance sheets and are being amortized straight-line over the 25-year life of the related contracts.

12.	SEGMENTS
Our businesses are organized based on the nature and location of the services they provide. Certain summarized information related to our reportable segments is shown in the tables below. None of the operating segments have been aggregated. Although Corporate and Other does not represent an operating segment, it is included in the tables below to reconcile segment information to that of the consolidated Company. Prior period segment disclosures have been recast to include the former SemMexico and SemLogistics segments within Corporate and Other, as these businesses are no longer significant and are not expected to be significant in the future. These businesses were sold during the nine months ended September 30, 2018. Eliminations of transactions between segments are also included within Corporate and Other in the tables below.
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

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

12.	SEGMENTS, Continued

The accounting policies of each segment are the same as the accounting policies of the consolidated Company. Transactions between segments are generally recorded based on prices negotiated between the segments.
Our results by segment are presented in the tables below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Crude Transportation
External	$27,309	$18,824	$82,025	$46,822
Intersegment	7,630	8,988	22,669	22,443
Crude Facilities
External	8,657	9,053	27,762	28,513
Intersegment	2,831	2,567	8,669	7,563
Crude Supply and Logistics
External	434,591	339,874	1,259,709	928,664
HFOTCO
External	49,728	34,675	139,869	34,675
SemGas
External	71,772	54,095	183,177	167,605
Intersegment	4,703	2,152	11,567	8,693
SemCAMS
External	41,939	39,500	156,715	136,412
Corporate and Other
External	—	49,902	42,142	132,421
Intersegment	(15,164)	(13,708)	(42,905)	(38,700)
Total Revenues	$633,996	$545,922	$1,891,399	$1,475,111

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Earnings from equity method investments:
Crude Transportation	$14,546	$17,372	$41,489	$52,207
Corporate and Other	(18)	(5)	4	4
Total earnings from equity method investments	$14,528	$17,367	$41,493	$52,211

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

12.	SEGMENTS, Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Depreciation and amortization:
Crude Transportation	$12,802	$11,170	$38,331	$23,595
Crude Facilities	2,170	2,058	6,455	6,024
Crude Supply and Logistics	217	103	608	243
HFOTCO	21,575	19,300	60,373	19,300
SemGas	10,837	9,114	32,107	27,140
SemCAMS	5,250	4,727	15,752	13,657
Corporate and Other	747	3,663	2,263	10,377
Total depreciation and amortization	$53,598	$50,135	$155,889	$100,336

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income tax expense (benefit):
HFOTCO	$209	$166	$599	$166
SemCAMS	2,837	1,270	8,943	4,961
Corporate and Other(1)	(5,743)	(38,685)	7,231	(38,656)
Total income tax expense (benefit)	$(2,697)	$(37,249)	$16,773	$(33,529)
(1) Corporate and Other includes the impact of intra-period tax allocation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Segment profit:
Crude Transportation	$38,135	$34,585	$110,310	$91,864
Crude Facilities	8,209	8,806	27,233	27,851
Crude Supply and Logistics	(7,005)	(1,693)	(15,547)	(6,294)
HFOTCO	36,161	28,504	101,953	28,504
SemGas	19,754	15,555	49,468	53,266
SemCAMS	20,543	16,704	64,104	52,606
Corporate and Other	(913)	8,421	9,878	25,084
Total segment profit	$114,884	$110,882	$347,399	$272,881

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

12.	SEGMENTS, Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Reconciliation of segment profit to net income (loss):
Total segment profit	$114,884	$110,882	$347,399	$272,881
Less:
Adjustment to reflect equity earnings on an EBITDA basis	4,926	6,678	14,695	20,079
Net unrealized loss (gain) related to commodity derivative instruments	(4,860)	1,833	1,775	932
General and administrative expense	21,904	38,389	71,267	86,920
Depreciation and amortization	53,598	50,135	155,889	100,336
Loss (gain) on disposal or impairment, net	(383)	41,625	(2,125)	43,801
Interest expense	35,318	32,711	113,683	60,055
Loss on early extinguishment of debt	—	—	—	19,930
Foreign currency transaction loss (gain)	(983)	(747)	4,625	(1,758)
Other income, net	(400)	(3,390)	(1,883)	(4,116)
Income tax expense (benefit)	(2,697)	(37,249)	16,773	(33,529)
Net income (loss)	$8,461	$(19,103)	$(27,300)	$(19,769)

	September 30, 2018	December 31, 2017
Total assets (excluding intersegment receivables):
Crude Transportation	$1,019,010	$1,039,399
Crude Facilities	148,332	153,953
Crude Supply and Logistics	600,455	674,684
HFOTCO	2,033,840	2,003,298
SemGas	725,520	714,777
SemCAMS	672,471	518,900
Corporate and Other	98,147	271,806
Total assets	$5,297,775	$5,376,817

	September 30, 2018	December 31, 2017
Equity investments:
Crude Transportation	$258,098	$266,362
Corporate and Other	18,923	18,919
Total equity investments	$277,021	$285,281

13.	EARNINGS PER SHARE
Basic earnings per share is based on net income (loss) attributable to common shareholders, which is calculated as net income (loss) less cumulative preferred stock dividends. Diluted earnings per share includes the dilutive effect of unvested equity compensation awards and the potential conversion of preferred stock, if dilutive.
The following summarizes the calculation of basic earnings per share for the three months and nine months ended September 30, 2018 and 2017 (in thousands, except per share amounts):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

13.	EARNINGS PER SHARE, Continued

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Net income (loss)	$8,461	$(19,103)
Less: cumulative preferred stock dividends	6,317	—
Net income (loss) attributable to common shareholders	$2,144	$(19,103)
Weighted average common stock outstanding	78,353	75,974
Basic income (loss) per share	$0.03	$(0.25)

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net loss	$(27,300)	$(19,769)
Less: cumulative preferred stock dividends	17,360	—
Net loss attributable to common shareholders	$(44,660)	$(19,769)
Weighted average common stock outstanding	78,290	69,149
Basic loss per share	$(0.57)	$(0.29)
The following summarizes the calculation of diluted earnings per share for the three months and nine months ended September 30, 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Net income (loss)	$8,461	$(19,103)
Less: cumulative preferred stock dividends	6,317	—
Net income (loss) attributable to common shareholders	$2,144	$(19,103)
Weighted average common stock outstanding	78,353	75,974
Effect of dilutive securities	624	—
Diluted weighted average common stock outstanding	78,977	75,974
Diluted income (loss) per share	$0.03	$(0.25)

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net loss	$(27,300)	$(19,769)
Less: cumulative preferred stock dividends	17,360	—
Net loss attributable to common shareholders	$(44,660)	$(19,769)
Weighted average common stock outstanding	78,290	69,149
Effect of dilutive securities	—	—
Diluted weighted average common stock outstanding	78,290	69,149
Diluted loss per share	$(0.57)	$(0.29)
For the three months ended September 30, 2018, the preferred stock would have been antidilutive and therefore, was not included in the computation of diluted earnings. For the nine months ended September 30, 2018, we experienced net losses attributable to common shareholders. The unvested equity compensation awards and the preferred stock would have been antidilutive and, therefore, were not included in the computation of diluted earnings per share. For the three and nine months ended September 30, 2017, we experienced net losses. The unvested equity compensation awards would have been antidilutive and, therefore, were not included in the computation of diluted earnings per share.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

14.	SUPPLEMENTAL CASH FLOW INFORMATION
The following table summarizes the changes in the components of operating assets and liabilities shown on our condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Decrease (increase) in restricted cash	$33	$28
Decrease (increase) in accounts receivable	(14,835)	(36,203)
Decrease (increase) in receivable from affiliates	793	19,924
Decrease (increase) in inventories	57,530	(28,297)
Decrease (increase) in other current assets	(4,007)	(3,409)
Decrease (increase) in other assets	(3,131)	(17,723)
Increase (decrease) in accounts payable and accrued liabilities	(37,453)	57,073
Increase (decrease) in payable to affiliates	(5,619)	(21,631)
Increase (decrease) in other noncurrent liabilities	(3,637)	7,370
	$(10,326)	$(22,868)

Other supplemental disclosures
We paid cash interest of $140.2 million and $58.6 million for the nine months ended September 30, 2018 and 2017, respectively.
We paid cash income taxes, net of refunds, of $15.3 million and $3.1 million for the nine months ended September 30, 2018 and 2017, respectively.
We incurred liabilities for capital expenditures that had not been paid of $55.9 million and $25.0 million as of September 30, 2018 and 2017, respectively. Such amounts are not included in capital expenditures on the condensed consolidated statements of cash flows.
We financed prepayments of insurance premiums of $7.2 million and $6.1 million for the nine months ended September 30, 2018 and 2017, respectively.

15.	RELATED PARTY TRANSACTIONS
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
During the three months and nine months ended September 30, 2018 and 2017, we generated the following transactions with related parties (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
NGL Energy
Revenues	$6,835	$15,652	$14,013	$40,368
Purchases	$128	$12,414	$508	$29,562

White Cliffs
Crude oil revenues	$—	$—	$—	$436

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
15.     RELATED PARTY TRANSACTIONS, Continued

Storage revenues	$1,088	$1,087	$3,264	$3,263
Transportation fees	$3,135	$3,111	$9,455	$8,152
Management fees	$140	$133	$406	$387
Crude oil purchases	$2,834	$—	$3,729	$8,616

16.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS

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
Unaudited condensed consolidating financial statements for the Parent, the Guarantors and non-guarantors as of September 30, 2018 and December 31, 2017, and for the three months and nine months ended September 30, 2018 and 2017, are presented on an equity method basis in the tables below (in thousands).
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

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

16.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Balance Sheets

	September 30, 2018
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$21,397	$—	$51,295	$(2,704)	$69,988
Accounts receivable	1	545,033	117,338	—	662,372
Receivable from affiliates	38	3	146	—	187
Inventories	—	49,232	—	—	49,232
Other current assets	5,672	9,321	4,327	—	19,320
Total current assets	27,108	603,589	173,106	(2,704)	801,099
Property, plant and equipment, net	7,014	1,003,593	2,440,149	—	3,450,756
Equity method investments	3,677,582	842,031	—	(4,242,592)	277,021
Goodwill	—	—	257,302	—	257,302
Other intangible assets	6	121,633	251,800	—	373,439
Other noncurrent assets, net	36,859	3,262	98,037	—	138,158
Total assets	$3,748,569	$2,574,108	$3,220,394	$(4,245,296)	$5,297,775
LIABILITIES, PREFERRED STOCK AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$535	$493,015	$51,485	$—	$545,035
Payable to affiliates	—	1,294	—	—	1,294
Accrued liabilities	25,827	20,771	64,853	4	111,455
Other current liabilities	3,431	7,011	13,649	—	24,091
Total current liabilities	29,793	522,091	129,987	4	681,875
Long-term debt	1,806,432	6,459	813,054	(6,459)	2,619,486
Deferred income taxes	1,298	—	51,599	—	52,897
Other noncurrent liabilities	1,738	—	32,471	—	34,209
Commitments and contingencies
Preferred stock	353,323	—	—	—	353,323
Total owners’ equity	1,555,985	2,045,558	2,193,283	(4,238,841)	1,555,985
Total liabilities, preferred stock and owners’ equity	$3,748,569	$2,574,108	$3,220,394	$(4,245,296)	$5,297,775

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

16.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

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

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

16.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Statements of Operations

	Three Months Ended September 30, 2018
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$487,676	$17	$—	$487,693
Service	—	39,692	88,148	—	127,840
Lease	—	—	3,937	—	3,937
Other	—	—	14,526	—	14,526
Total revenues	—	527,368	106,628	—	633,996
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	468,841	30	—	468,871
Operating	—	27,806	37,029	—	64,835
General and administrative	6,174	5,640	10,090	—	21,904
Depreciation and amortization	719	19,477	33,402	—	53,598
Loss (gain) on disposal or impairment, net	1,198	(1,581)	—	—	(383)
Total expenses	8,091	520,183	80,551	—	608,825
Earnings from equity method investments	28,555	21,966	—	(35,993)	14,528
Operating income	20,464	29,151	26,077	(35,993)	39,699
Other expenses (income), net:
Interest expense	19,341	10,400	5,577	—	35,318
Foreign currency transaction gain	(961)	—	(22)	—	(983)
Other income, net	(40)	(9)	(351)	—	(400)
Total other expenses, net	18,340	10,391	5,204	—	33,935
Income before income taxes	2,124	18,760	20,873	(35,993)	5,764
Income tax expense (benefit)	(6,337)	—	3,640	—	(2,697)
Net income	8,461	18,760	17,233	(35,993)	8,461
Other comprehensive income (loss), net of income taxes	(6,111)	87	9,376	—	3,352
Comprehensive income	$2,350	$18,847	$26,609	$(35,993)	$11,813

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

16.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Three Months Ended September 30, 2017
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$381,228	$42,303	$—	$423,531
Service	—	34,812	70,475	—	105,287
Lease	—	—	2,646	—	2,646
Other	—	—	14,458	—	14,458
Total revenues	—	416,040	129,882	—	545,922
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	361,675	36,577	—	398,252
Operating	—	28,645	34,021	—	62,666
General and administrative	18,970	5,556	13,863	—	38,389
Depreciation and amortization	610	17,580	31,945	—	50,135
Loss on disposal or impairment, net	—	40,161	1,464	—	41,625
Total expenses	19,580	453,617	117,870	—	591,067
Earnings from equity method investments	(26,856)	18,094	1,736	24,393	17,367
Operating income	(46,436)	(19,483)	13,748	24,393	(27,778)
Other expenses (income), net:
Interest expense	12,418	15,684	4,826	(217)	32,711
Foreign currency transaction gain	—	—	(747)	—	(747)
Other income, net	(225)	(8)	(3,374)	217	(3,390)
Total other expenses, net	12,193	15,676	705	—	28,574
Income (loss) before income taxes	(58,629)	(35,159)	13,043	24,393	(56,352)
Income tax expense (benefit)	(39,526)	—	2,277	—	(37,249)
Net income (loss)	(19,103)	(35,159)	10,766	24,393	(19,103)
Other comprehensive income (loss), net of income taxes	(5,346)	(193)	14,769	—	9,230
Comprehensive income (loss)	$(24,449)	$(35,352)	$25,535	$24,393	$(9,873)

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

16.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Nine Months Ended September 30, 2018
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$1,390,415	$31,336	$—	$1,421,751
Service	—	118,304	290,395	—	408,699
Lease	—	—	12,517	—	12,517
Other	—	—	48,432	—	48,432
Total revenues	—	1,508,719	382,680	—	1,891,399
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	1,350,821	26,271	—	1,377,092
Operating	—	83,979	140,892	—	224,871
General and administrative	19,149	17,500	34,618	—	71,267
Depreciation and amortization	2,213	57,830	95,846	—	155,889
Loss (gain) on disposal or impairment, net	133,808	(152,634)	16,701	—	(2,125)
Total expenses	155,170	1,357,496	314,328	—	1,826,994
Earnings from equity method investments	188,136	50,947	—	(197,590)	41,493
Operating income	32,966	202,170	68,352	(197,590)	105,898
Other expenses (income), net:
Interest expense	50,582	45,931	17,410	(240)	113,683
Foreign currency transaction loss (gain)	5,505	147	(1,027)	—	4,625
Other income, net	(896)	(17)	(1,210)	240	(1,883)
Total other expenses, net	55,191	46,061	15,173	—	116,425
Income (loss) before income taxes	(22,225)	156,109	53,179	(197,590)	(10,527)
Income tax expense	5,075	—	11,698	—	16,773
Net income (loss)	(27,300)	156,109	41,481	(197,590)	(27,300)
Other comprehensive income (loss), net of income taxes	(16,202)	242	43,663	—	27,703
Comprehensive income (loss)	$(43,502)	$156,351	$85,144	$(197,590)	$403

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

16.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Nine Months Ended September 30, 2017
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$1,055,387	$109,511	$—	$1,164,898
Service	—	110,411	151,556	—	261,967
Lease	—	—	2,646	—	2,646
Other	—	—	45,600	—	45,600
Total revenues	—	1,165,798	309,313	—	1,475,111
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	993,838	93,519	—	1,087,357
Operating	—	84,408	103,687	—	188,095
General and administrative	35,513	19,805	31,602	—	86,920
Depreciation and amortization	1,613	52,077	46,646	—	100,336
Loss on disposal or impairment, net	—	42,125	1,676	—	43,801
Total expenses	37,126	1,192,253	277,130	—	1,506,509
Earnings from equity method investments	17,435	52,063	5,402	(22,689)	52,211
Operating income	(19,691)	25,608	37,585	(22,689)	20,813
Other expenses (income), net:
Interest expense	23,009	34,355	3,308	(617)	60,055
Loss on early extinguishment of debt	19,930	—	—	—	19,930
Foreign currency transaction gain	—	—	(1,758)	—	(1,758)
Other income, net	(669)	(13)	(4,051)	617	(4,116)
Total other expense (income), net	42,270	34,342	(2,501)	—	74,111
Income (loss) before income taxes	(61,961)	(8,734)	40,086	(22,689)	(53,298)
Income tax expense (benefit)	(42,192)	—	8,663	—	(33,529)
Net income (loss)	(19,769)	(8,734)	31,423	(22,689)	(19,769)
Other comprehensive income (loss), net of income taxes	(14,296)	(523)	39,034	—	24,215
Comprehensive income (loss)	$(34,065)	$(9,257)	$70,457	$(22,689)	$4,446

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

16.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Statements of Cash Flows

	Nine Months Ended September 30, 2018
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(78,542)	$76,038	$138,919	$—	$136,415
Cash flows from investing activities:
Capital expenditures	(1,139)	(59,609)	(242,643)	—	(303,391)
Proceeds from sale of long-lived assets	—	1,892	(1,646)	—	246
Proceeds from business divestitures	155,447	6,753	(15,465)	—	146,735
Contributions to equity method investments	—	(7,466)	—	—	(7,466)
Distributions in excess of equity in earnings of affiliates	—	15,730	—	—	15,730
Net cash provided (used in) investing activities	154,308	(42,700)	(259,754)	—	(148,146)
Cash flows from financing activities:
Debt issuance costs	(475)	—	(4,245)	—	(4,720)
Borrowings on credit facilities and issuance of senior notes, net of discount	541,000	—	598,500	—	1,139,500
Principal payments on credit facilities and other obligations	(217,120)	(565,904)	(593,625)	—	(1,376,649)
Proceeds from issuance preferred stock, net of offering costs	342,299	—	—	—	342,299
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(699)	—	—	—	(699)
Dividends paid	(111,445)	—	—	—	(111,445)
Proceeds from issuance of common stock under employee stock purchase plan	228	—	—	—	228
Intercompany borrowings (advances), net	(640,614)	532,580	102,108	5,926	—
Net cash provided by (used in) financing activities	(86,826)	(33,324)	102,738	5,926	(11,486)
Effect of exchange rate changes on cash and cash equivalents	—	(14)	(480)	—	(494)
Change in cash and cash equivalents	(11,060)	—	(18,577)	5,926	(23,711)
Cash and cash equivalents at beginning of period	32,457	—	69,872	(8,630)	93,699
Cash and cash equivalents at end of period	$21,397	$—	$51,295	$(2,704)	$69,988

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

16.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Nine Months Ended September 30, 2017
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(43,276)	$81,718	$53,975	$—	$92,417
Cash flows from investing activities:
Capital expenditures	(4,181)	(91,890)	(250,133)	—	(346,204)
Proceeds from sale of long-lived assets	—	15,530	1,108	—	16,638
Contributions to equity method investments	—	(2,552)	(16,256)	—	(18,808)
Payments to acquire businesses	—	563,783	(856,822)	—	(293,039)
Distributions in excess of equity in earnings of affiliates	—	14,348	4,948	—	19,296
Net cash provided by (used in) investing activities	(4,181)	499,219	(1,117,155)	—	(622,117)
Cash flows from financing activities:
Debt issuance costs	(10,839)	—	—	—	(10,839)
Borrowings on credit facilities and issuance of senior notes, net of discount	1,333,377	—	20,000	—	1,353,377
Principal payments on credit facilities and other obligations	(710,547)	(19)	(1,375)	—	(711,941)
Debt extinguishment costs	(16,293)	—	—	—	(16,293)
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(1,361)	—	—	—	(1,361)
Dividends paid	(94,714)	—	—	—	(94,714)
Proceeds from issuance of common stock under employee stock purchase plan	796	—	—	—	796
Intercompany borrowing (advances), net	(447,367)	(580,918)	1,027,698	587	—
Net cash provided by (used in) financing activities	53,052	(580,937)	1,046,323	587	519,025
Effect of exchange rate changes on cash and cash equivalents	—	—	4,472	—	4,472
Change in cash and cash equivalents	5,595	—	(12,385)	587	(6,203)
Cash and cash equivalents at beginning of period	19,002	—	59,796	(4,582)	74,216
Cash and cash equivalents at end of period	$24,597	$—	$47,411	$(3,995)	$68,013

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

Overview of Business
Our business is to provide gathering, transportation, storage, distribution, marketing and other midstream services primarily to producers, refiners of petroleum products and other market participants located in the Gulf Coast, Midwest and Rocky Mountain regions of the United States of America (the “U.S.”) and Canada. We, or our significant equity method investees, have an asset base consisting of pipelines, gathering systems, storage facilities, terminals, processing plants and other distribution assets located between North American production and supply areas, including the Gulf Coast, Midwest, Rocky Mountain and Western Canadian regions. At September 30, 2018, our operations are conducted directly and indirectly through our primary business segments – Crude Transportation, Crude Facilities, Crude Supply and Logistics, HFOTCO, SemGas® and SemCAMS.
Our Assets
At September 30, 2018, our segments owned the following:

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

•	a crude oil trucking fleet of approximately 230 transport trucks and approximately 235 trailers;

•	Maurepas Pipeline, consisting of three pipelines, with an approximate total of 106 miles, that service refineries in the Gulf Coast region (the “Maurepas Pipeline”); and

•
a 51% ownership interest in White Cliffs, which owns two parallel 527-mile 12-inch common carrier, crude oil pipelines, that transport crude oil from Platteville, Colorado to Cushing, Oklahoma (the “White Cliffs Pipeline”) that we operate.

•	Crude Facilities operates crude oil storage and terminal businesses in the U.S. Crude Facilities’ assets include:

•	approximately 7.6 million barrels of crude oil storage capacity in Cushing, Oklahoma; and

•	a 30-lane crude oil truck unloading facility with 350,000 barrels of associated storage capacity in Platteville, Colorado which connects to the origination point of the White Cliffs Pipeline.

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

•
approximately 18.2 million barrels of product storage with crude pipeline connectivity to the local refining complex, deep water marine access and inbound crude receipt pipeline connectivity, as well as rail and truck loading and unloading capabilities; and

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

Recent Developments
On October 22, 2018, Maurepas Pipeline, LLC, a subsidiary of SemGroup, sold Class B shares representing a 49% ownership interest to Alinda Capital Partners (“Alinda”) for $350 million, subject to customary post-closing adjustments. The Class B shares provide Alinda with a $2.2 million monthly preference on distributions. The Class B shares are convertible to Class A shares of Maurepas Pipeline, LLC at Alinda’s option anytime after the second anniversary of closing. SemGroup has a call option to repurchase Alinda’s shares prior to the fifth anniversary of closing for a fixed amount of $350 million plus 1% per annum, subject to a 24 month non-call period. The Class B shares provide Alinda with two out of five seats on the Board of Managers of Maurepas Pipeline, LLC and certain protective rights. The Class B shares will be reported as a noncontrolling interest in our consolidated financial statements.

Results of Operations
Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Revenue	$633,996	$545,922	$1,891,399	$1,475,111
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	468,871	398,252	1,377,092	1,087,357
Operating	64,835	62,666	224,871	188,095
General and administrative	21,904	38,389	71,267	86,920
Depreciation and amortization	53,598	50,135	155,889	100,336
Loss (gain) on disposal or impairment, net	(383)	41,625	(2,125)	43,801
Total expenses	608,825	591,067	1,826,994	1,506,509
Earnings from equity method investments	14,528	17,367	41,493	52,211
Operating income (loss)	39,699	(27,778)	105,898	20,813
Other expenses (income), net:
Interest expense	35,318	32,711	113,683	60,055
Loss on early extinguishment of debt	—	—	—	19,930
Foreign currency transaction loss (gain)	(983)	(747)	4,625	(1,758)
Other income, net	(400)	(3,390)	(1,883)	(4,116)
Total other expenses, net	33,935	28,574	116,425	74,111
Income (loss) before income taxes	5,764	(56,352)	(10,527)	(53,298)
Income tax expense (benefit)	(2,697)	(37,249)	16,773	(33,529)
Net income (loss)	$8,461	$(19,103)	$(27,300)	$(19,769)
Revenue and Expenses
Revenue and expenses are analyzed by operating segment below.
Operating expense
Operating expense increased in the three months ended September 30, 2018, to $64.8 million from $62.7 million in the three months ended September 30, 2017, primarily due to a partial quarter of HFOTCO operations in the prior year partially offset due to lower current year costs due to the disposal of our Mexican asphalt and UK operations. Operating expense increased in the nine months ended September 30, 2018, to $224.9 million from $188.1 million in the nine months ended September 30, 2017, primarily due to the prior year acquisition of HFOTCO partially offset due to lower current year costs due to the disposal of our Mexican asphalt and UK operations.

General and administrative expense
General and administrative expense decreased in the three months ended September 30, 2018, to $21.9 million from $38.4 million in the three months ended September 30, 2017. General and administrative expense decreased in the nine months ended September 30, 2018, to $71.3 million from $86.9 million in the nine months ended September 30, 2017. The decreases were primarily due to the disposal of our Mexican asphalt and U.K. storage businesses and non-recurring prior year costs related to the acquisition of HFOTCO. These decreases were partially offset by on-going general and administrative costs related to HFOTCO subsequent to acquisition.
Depreciation and amortization expense
Depreciation and amortization expense increased in the three months ended September 30, 2018, to $53.6 million from $50.1 million in the three months ended September 30, 2017. Depreciation and amortization expense increased in the nine months ended September 30, 2018, to $155.9 million from $100.3 million in the nine months ended September 30, 2017. The increases in both periods were primarily as a result of the acquisition of HFOTCO and completion of the Maurepas Pipeline.
Loss (gain) on disposal or impairment, net
We incurred a net gain on disposal or impairment for the three months ended September 30, 2018, of $0.4 million compared to a net loss of $41.6 million on disposal or impairment for the three months ended September 30, 2017. We incurred a net gain on disposal or impairment for the nine months ended September 30, 2018, of $2.1 million compared to a net loss of $43.8 million on disposal or impairment for the nine months ended September 30, 2017. The losses in both periods in 2017 were due to goodwill and intangible asset impairments related to our crude oil trucking operations.
Interest expense
Interest expense increased in the three months ended September 30, 2018, to $35.3 million from $32.7 million in the three months ended September 30, 2017. Interest expense increased in the nine months ended September 30, 2018, to $113.7 million from $60.1 million in the nine months ended September 30, 2017. In the three months, the increase in interest expense is primarily due to incremental debt outstanding as a result of the HFOTCO acquisition. In the nine months, the increase in interest expense is primarily due to incremental debt outstanding as a result of the HFOTCO acquisition and interest on our senior unsecured notes.
Loss on early extinguishment of debt
During the nine months ended September 30, 2017, we recognized a loss of $19.9 million on the early extinguishment of our senior unsecured noted due 2021, which included premiums of $15.9 million and the write off of $3.6 million of associated unamortized debt issuance costs.
Foreign currency transaction loss
Foreign currency transaction loss for the nine months ended September 30, 2018, is primarily due to foreign currency forwards to purchase Canadian dollars to limit exposure to foreign currency rate fluctuations for capital contributions to our Canadian operations.
Income tax expense (benefit)
We reported an income tax expense of $16.8 million for the nine months ended September 30, 2018, compared to a benefit of $33.5 million for the nine months ended September 30, 2017. The effective tax rate was (159)% and 63% for the nine months ended September 30, 2018 and 2017, respectively. The rate for the nine months ended September 30, 2018, is impacted by a discrete tax expense related to the vesting of restricted stock in the amount of $1.7 million, a discrete tax expense of $10.0 million in Mexico on the sale of the 100% equity interest in our Mexican asphalt business, and a discrete tax expense of $2.7 million on the foreign tax deduction offset to branch deferreds on the sale of our U.K. operations. The rate is also affected by the U.S. deduction for foreign taxes. The rate for the nine months ended September 30, 2017, is impacted by a discrete tax expense related to the vesting of restricted stock in the amount of $1.4 million. Significant items that impacted the effective tax rate for each period, as compared to the U.S. federal statutory rate of 21%, include earnings in foreign jurisdictions taxed at different rates and foreign earnings taxed in foreign jurisdictions as well as in the U.S., since they are disregarded entities for U.S. federal income tax purposes. These combined factors, and the magnitude of the permanent items impacting the tax rate relative to income from continuing operations before income taxes, result in rates that are not comparable between the periods.

Results of Operations by Reporting Segment
Crude Transportation

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Revenue:
Pipeline transportation	$22,438	$12,497	$66,225	$25,124
Truck transportation	12,501	15,315	38,469	44,141
Total revenue	34,939	27,812	104,694	69,265
Less:
Operating expense	16,258	17,272	50,572	49,691
Plus:
Earnings from equity method investments	14,546	17,372	41,489	52,207
Adjustments to reflect equity earnings on an EBITDA basis	4,908	6,673	14,699	20,083
Segment profit	$38,135	$34,585	$110,310	$91,864
Three months ended September 30, 2018 versus three months ended September 30, 2017
Revenue
Pipeline transportation revenue increased to $22.4 million in the three months ended September 30, 2018, from $12.5 million in the three months ended September 30, 2017. The increase was primarily the result of $9.1 million related to the Maurepas Pipeline which started operations in the third quarter of 2017 and a $0.7 million increase on the WOT.
Truck transportation revenue decreased to $12.5 million in the three months ended September 30, 2018, from $15.3 million for the same period in 2017 as a result of lower volumes.
Operating expense
Operating expense decreased slightly to $16.3 million in the three months ended September 30, 2018, compared to $17.3 million for the three months ended September 30, 2017. The decrease was primarily the result of lower outside service costs.
Earnings from equity method investments
Crude Transportation’s earnings from equity method investments decreased in the three months ended September 30, 2018, to $14.5 million from $17.4 million in the three months ended September 30, 2017, primarily due to the sale of Glass Mountain Pipeline in December 2017, as well as rate reductions on White Cliffs Pipeline, partially offset by higher volumes.
Adjustments to reflect equity earnings on an EBITDA basis
Segment profit adjusts earnings from our equity method investments to exclude our proportional share of our equity investee’s depreciation and amortization expense. The decrease as compared to the prior period is primarily due to the sale of Glass Mountain Pipeline in December 2017.
Nine months ended September 30, 2018 versus nine months ended September 30, 2017
Revenue
Pipeline transportation revenue increased to $66.2 million in the nine months ended September 30, 2018, from $25.1 million in the nine months ended September 30, 2017. The increase was primarily the result of $38.1 million related to the Maurepas Pipeline, which started operations in the third quarter of 2017, and a $3.2 million increase on the WOT and a $0.1 million reduction to intersegment transportation attributed to our Crude Supply and Logistics segment, offset by a $0.2 million reduction in volumes.
Truck transportation revenue decreased to $38.5 million in the nine months ended September 30, 2018, from $44.1 million for the same period in 2017 as a result of lower volumes.

Operating expense
Operating expense slightly increased to $50.6 million in the nine months ended September 30, 2018, compared to $49.7 million for the nine months ended September 30, 2017. The increase was primarily the result of increases on our Maurepas Pipeline, partially offset by lower outside service costs.
Earnings from equity method investments
Crude Transportation’s earnings from equity method investments decreased in the nine months ended September 30, 2018, to $41.5 million from $52.2 million in the nine months ended September 30, 2017, primarily due to the sale of Glass Mountain Pipeline in December 2017, as well as rate reductions on White Cliffs Pipeline, partially offset by higher volumes.
Adjustments to reflect equity earnings on an EBITDA basis
Segment profit adjusts earnings from our equity method investments to exclude our proportional share of our equity investee’s depreciation and amortization expense. The decrease as compared to the prior period is primarily due to the sale of Glass Mountain Pipeline in December 2017.

Crude Facilities

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Revenue:
Storage fees	$7,182	$7,484	$22,191	$22,548
Service fees	4,306	4,136	14,240	13,528
Total revenue	11,488	11,620	36,431	36,076
Less:
Operating expense	3,279	2,814	9,198	8,225
Segment profit	$8,209	$8,806	$27,233	$27,851
Three months ended September 30, 2018 versus three months ended September 30, 2017
Revenue
Revenue decreased slightly to $11.5 million in the three months ended September 30, 2018, from $11.6 million for the three months ended September 30, 2017. Compared to prior year, the average capacity used internally for crude oil operations and marketing activities increased to 1.7 million barrels from 1.3 million barrels and the average capacity leased by storage customers decreased to 5.7 million barrels from 6.2 million barrels.
Operating expense
Operating expense increased to $3.3 million in the three months ended September 30, 2018, from $2.8 million for the three months ended September 30, 2017. The increase is primarily due to higher compensation expenses and higher maintenance and repair expense.
Nine months ended September 30, 2018 versus nine months ended September 30, 2017
Revenue
Revenue increased slightly to $36.4 million in the nine months ended September 30, 2018, from $36.1 million for the nine months ended September 30, 2017, primarily due to the timing of revenue recognition related to truck unloading activities. Compared to prior year, the average capacity used internally for crude oil operations and marketing activities increased to 1.7 million barrels from 1.3 million barrels and the average capacity leased by storage customers decreased to 5.9 million barrels from 6.3 million barrels.
Operating expense
Operating expense increased to $9.2 million in the nine months ended September 30, 2018, from $8.2 million for the nine months ended September 30, 2017. The increase is primarily due to higher compensation expenses and higher maintenance and repair expense.

Crude Supply and Logistics

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Revenue	$434,591	$339,874	$1,259,709	$928,664
Less:
Costs of products sold, exclusive of depreciation and amortization	435,687	342,254	1,273,479	931,813
Operating expense	1,049	1,146	3,552	4,077
Unrealized gain (loss) on commodity derivatives, net	4,860	(1,833)	(1,775)	(932)
Segment profit (loss)	$(7,005)	$(1,693)	$(15,547)	$(6,294)
Three months ended September 30, 2018 versus three months ended September 30, 2017
Revenue
Revenue increased to $434.6 million in the three months ended September 30, 2018, from $339.9 million in the three months ended September 30, 2017.

	Three Months Ended September 30,
(in thousands)	2018	2017
Gross product revenue	$1,538,106	$1,050,165
Nonmonetary transaction adjustment	(1,108,375)	(708,458)
Unrealized gain (loss) on derivatives, net	4,860	(1,833)
Product revenue	$434,591	$339,874
Gross product revenue increased in the three months ended September 30, 2018, to $1.5 billion from $1.1 billion in the three months ended September 30, 2017. The increase was primarily due to a higher average sales price of $70 per barrel on lower volume sold of 22.1 million barrels in the three months ended September 30, 2018, compared to an average sales price of $47 per barrel on volume sold of 22.2 million barrels in the three months ended September 30, 2017.
Gross product revenue was reduced by $1.1 billion and $0.7 billion during the three months ended September 30, 2018 and 2017, respectively, in accordance with Accounting Standards Codification (“ASC”) 845-10-15, “Nonmonetary Transactions”. ASC 845-10-15 requires that certain transactions -- those where inventory is purchased from a customer then resold to the same customer -- to be presented in the income statement on a net basis, resulting in a reduction of revenue and costs of products sold by the same amount.
Costs of products sold
Costs of products sold increased in the three months ended September 30, 2018, to $435.7 million (including $10.5 million of intersegment transportation and facility expense) from $342.3 million in the three months ended September 30, 2017 (including $11.6 million of intersegment transportation and facility expense). Costs of products sold reflect reductions of $1.1 billion and $0.7 billion in the three months ended September 30, 2018 and 2017, respectively, in accordance with ASC 845-10-15. There was a decrease in barrels sold, as described above, combined with an increase in the average cost per barrel of crude oil to $70 in the three months ended September 30, 2018, from $47 in the three months ended September 30, 2017.
Nine months ended September 30, 2018 versus nine months ended September 30, 2017
Revenue
Revenue increased to $1.3 billion in the nine months ended September 30, 2018, from $0.9 billion in the nine months ended September 30, 2017.

	Nine Months Ended September 30,
(in thousands)	2018	2017
Gross product revenue	$3,990,582	$3,190,732
Nonmonetary transaction adjustment	(2,729,098)	(2,261,136)
Unrealized loss on derivatives, net	(1,775)	(932)
Product revenue	$1,259,709	$928,664
Gross product revenue increased in the nine months ended September 30, 2018, to $4.0 billion from $3.2 billion in the nine months ended September 30, 2017. The increase was primarily due to a higher average sales price of $66 per barrel on lower volume sold of 60.2 million barrels in the nine months ended September 30, 2018, compared to an average sales price of $49 per barrel on volume sold of 65.1 million barrels in the nine months ended September 30, 2017.
Gross product revenue was reduced by $2.7 billion and $2.3 billion during the nine months ended September 30, 2018 and 2017, respectively, in accordance with ASC 845-10-15, “Nonmonetary Transactions”. ASC 845-10-15 requires that certain transactions -- those where inventory is purchased from a customer then resold to the same customer -- to be presented in the income statement on a net basis, resulting in a reduction of revenue and costs of products sold by the same amount.
Costs of products sold
Costs of products sold increased in the nine months ended September 30, 2018, to $1.3 billion (including $31.3 million of intersegment transportation and facility expense) from $0.9 billion in the nine months ended September 30, 2017 (including $30.0 million of intersegment transportation and facility expense). Costs of products sold reflect reductions of $2.7 billion and $2.3 billion in the nine months ended September 30, 2018 and 2017, respectively, in accordance with ASC 845-10-15. There was a decrease in barrels sold, as described above, combined with an increase in the average cost per barrel of crude oil to $66 in nine months ended September 30, 2018, from $49 in the nine months ended September 30, 2017.
Operating expense
Operating expense decreased slightly to $3.6 million in the nine months ended September 30, 2018, from $4.1 million for the nine months ended September 30, 2017. The decrease is primarily due to lower compensation expense and outside services.

HFOTCO

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Revenue:
Storage fees	$36,263	$27,363	$101,247	$27,363
Service fees	9,528	4,665	26,105	4,665
Lease revenue	3,937	2,647	12,517	2,647
Total revenue	49,728	34,675	139,869	34,675
Less:
Operating expense	13,567	6,171	37,916	6,171
Segment profit	$36,161	$28,504	$101,953	$28,504

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

HFOTCO was acquired in July 2017; therefore no comparisons are given below for the nine months ended September 30, 2018 versus the same period in 2017.
Three months ended September 30, 2018 versus three months ended September 30, 2017
Revenue
Revenue increased to $49.7 million in the three months ended September 30, 2018, from $34.7 million for the three months ended September 30, 2017. The increase was primarily due to $7.4 million due to 2018 being a full quarter versus 2.5 months only in 2017 (numbers above reflect purchase date in mid-July 2017 to September 30, 2017), $4.6 million from new crude tanks going into service in the third quarter of 2018 and other revenue of $3.0 million.
Operating expense
Operating expense increased to $13.6 million in the three months ended September 30, 2018, from $6.2 million for the three months ended September 30, 2017, as a result of increases of $2.8 million in other expenses, $2.7 in maintenance and other expense and $1.9 as a result of a full third quarter in 2018 versus a partial quarter of operational results in 2017.

SemGas

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Revenue:
Product sales	$57,807	$43,506	$142,291	$135,416
Gathering and processing fees	18,668	12,741	52,453	40,882
Total revenue	76,475	56,247	194,744	176,298
Less:
Costs of products sold, exclusive of depreciation and amortization	48,318	33,129	120,247	100,725
Operating expense	8,403	7,563	25,029	22,307
Segment profit	$19,754	$15,555	$49,468	$53,266
Three months ended September 30, 2018 versus three months ended September 30, 2017
Revenue
Product sales revenue increased in the three months ended September 30, 2018, to $57.8 million from $43.5 million in the three months ended September 30, 2017. The increase is primarily due to higher volumes (37,006 MMcf in the three months ended September 30, 2018, compared to 25,120 MMcf for the same period in 2017) and higher average NGL basket price of $0.91/gallon in the three months ended September 30, 2018, versus $0.88/gallon for the same period in 2017. The increase was offset by lower average natural gas NYMEX price of $2.90/MMbtu in the three months ended September 30, 2018, versus $2.99/MMbtu for the same period in 2017. Volume increases are primarily due to Stack production, offset by reduced Mississippi Lime drilling, coupled with natural well production declines.

Gathering and processing fee revenue increased in the three months ended September 30, 2018, to $18.7 million from $12.7 million in the three months ended September 30, 2017. In the current year, certain fees are reported as gathering and processing fee revenue under ASU 2016-15 - “Revenue from Contracts with Customers” (“ASC 606”), whereas in the prior year these amounts were reported as reductions to cost of sales under ASC 605. The current year includes $4.7 million of fee revenue which would have been included as a reduction to cost of sales under the prior year methodology. Exclusive of the impact of ASC 606, gathering and processing fee revenues are down although volumes are up, due to contract mix.
Costs of products sold
Costs of products sold increased to $48.3 million in the three months ended September 30, 2018, from $33.1 million in the three months ended September 30, 2017. The increase was primarily due to higher NGL prices, the impact of ASC 606 discussed above, offset by lower Mississippi Lime volumes and lower natural gas prices.

Operating expense
Operating expense increased slightly to $8.4 million in the three months ended September 30, 2018, from $7.6 million in the three months ended September 30, 2017. This increase was primarily due to compressor maintenance and employee costs.
Nine months ended September 30, 2018 versus nine months ended September 30, 2017
Revenue

Product sales revenue increased in the nine months ended September 30, 2018, to $142.3 million from $135.4 million in the nine months ended September 30, 2017. The increase is primarily due to higher average NGL basket price of $0.90 gallon in the nine months ended September 30, 2018, versus $0.83/gallon for the same period in 2017 and higher volumes (99,269 MMcf in the nine months ended September 30, 2018, compared to 77,773 MMcf for the same period in 2017). Volume increases are primarily due to Stack production, offset by reduced Mississippi Lime drilling, coupled with natural well production declines. The increase was offset by lower average natural gas NYMEX price of $2.90/MMbtu in the nine months ended September 30, 2018, versus $3.17/MMbtu for the same period in 2017

Gathering and processing fee revenue increased in the nine months ended September 30, 2018, to $52.5 million from $40.9 million in the nine months ended September 30, 2017. In the current year, certain fees are reported as gathering and processing fee revenue under ASC 606, whereas in the prior year these amounts were reported as reductions to cost of sales under ASC 605. The current year includes $12.5 million of fee revenue which would have been included as a reduction to cost of sales under the prior year methodology. Exclusive of the impact of ASC 606, gathering and processing fee revenues are down although volumes are up, due to contract mix.
Costs of products sold
Costs of products sold increased to $120.2 million in the nine months ended September 30, 2018, from $100.7 million in the nine months ended September 30, 2017. The increase was primarily due to the impact of ASC 606 discussed above and higher NGL prices, offset by lower natural gas prices and lower Mississippi Lime volumes.
Operating expense
Operating expense increased to $25.0 million in the nine months ended September 30, 2018, from $22.3 million in the nine months ended September 30, 2017. This increase was primarily due to compressor and turbine maintenance.

SemCAMS

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Revenue
Service fees	$27,609	$25,068	$108,553	$91,014
Other revenue	14,330	14,432	48,162	45,398
Total revenue	41,939	39,500	156,715	136,412
Expenses:
Costs of products sold, exclusive of depreciation and amortization	30	3	239	59
Operating expense	21,366	22,793	92,372	83,747
Segment profit	$20,543	$16,704	$64,104	$52,606
Three months ended September 30, 2018 versus three months ended September 30, 2017
Revenue
Revenue increased to $41.9 million in the three months ended September 30, 2018, from $39.5 million in the three months ended September 30, 2017. This increase is primarily due to higher gathering and processing revenue of $3.7 million. This was offset by changes in foreign currency exchange rates between periods and other revenues of $1.7 million and $0.7 million, respectively.

Additionally, subsequent to the adoption of ASC 606, we recognized $1.1 million of revenue in the three months ended September 30, 2018, to recognize certain deficiencies on take-or-pay agreements for which there is a contractual make-up period. Under ASC 605, revenue related to deficiencies with a make-up period was deferred until the contractual right to make up a deficiency expired. Under ASC 606, we can recognize all or a portion of revenue related to deficiencies before the make-up period expires if we determine that it is probable that the customer will not make-up all or some of its deficient volumes, for example if there is insufficient capacity to make up the deficient volumes in future periods.
Operating expense
Operating expense decreased in the three months ended September 30, 2018, to $21.4 million from $22.8 million in the three months ended September 30, 2017. This decrease is primarily due to turnaround costs and changes in foreign currency exchange rates between periods of $5.3 million and $0.9 million, respectively. These decreases were offset, in part, by higher greenhouse gas credit purchases, higher power costs and higher contractor costs of $1.5 million, $1.5 million and $1.5 million, respectively.
Nine months ended September 30, 2018 versus nine months ended September 30, 2017
Revenue
Revenue increased in the nine months ended September 30, 2018, to $156.7 million from $136.4 million in the nine months ended September 30, 2017. This increase is primarily due to higher operating costs recoveries, higher gathering and processing revenue and changes in foreign currency exchange rates between periods of $10.2 million, $8.2 million and $3.0 million, respectively. These increases were offset, in part, by a 2017 true-up of take-or-pay minimum volumes commitments of $3.9 million. Further a 31-day planned outage at the KA plant in 2018 decreased gathering and processing revenue by $2.2 million. This was offset by the 2017 planned outage at the K3 plant which decreased gathering and processing revenue by $2.5 million.
Additionally, subsequent to the adoption of ASC 606, we recognized $3.4 million of revenue in the three months ended September 30, 2018, to recognize certain deficiencies on take-or-pay agreements for which there is a contractual make-up period. Under ASC 605, revenue related to deficiencies with a make-up period was deferred until the contractual right to make up a deficiency expired. Under ASC 606, we can recognize all or a portion of revenue related to deficiencies before the make-up period expires if we determine that it is probable that the customer will not make-up all or some of its deficient volumes, for example if there is insufficient capacity to make up the deficient volumes in future periods.
Operating expense
Operating expense increased in the nine months ended September 30, 2018, to $92.4 million from $83.7 million in the nine months ended September 30, 2017. This increase is primarily due to turnaround costs related to the KA plant, higher greenhouse gas credit purchases, higher power costs, changes in foreign currency exchange rates between periods and higher contractor costs of $25.6 million, $4.6 million, $3.5 million, $2.1 million and $0.9 million, respectively. These increases were offset, in part, by turnaround costs in 2017 for the K3 plant of $28.2 million.

Corporate and Other

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Revenue
Product sales	$—	$42,303	$31,319	$109,511
Storage fees	—	5,931	7,753	17,772
Service fees	—	1,668	3,070	5,138
Intersegment eliminations	(15,164)	(13,708)	(42,905)	(38,700)
Total revenue	(15,164)	36,194	(763)	93,721
Less:
Costs of products sold, exclusive of depreciation and amortization	(15,164)	22,866	(16,873)	54,760
Operating expense	913	4,907	6,232	13,877
Plus:

Earnings from equity method investments	(18)	(5)	4	4
Adjustments to reflect NGL Energy equity earnings on a cash basis	18	5	(4)	(4)
Segment profit (loss)	$(913)	$8,421	$9,878	$25,084
Corporate and Other is not an operating segment. This table is included to permit the reconciliation of segment information to that of the consolidated Company. Product sales and cost of sales primarily related to our Mexican asphalt business which was sold on March 15, 2018. Storage fees and services fees primarily related to our U.K. business which was sold on April 12, 2018. Operating expenses primarily related to the Mexican asphalt business and U.K. operations. Earnings from equity method investments relate to our general partner interest in NGL Energy.

Liquidity and Capital Resources
Sources and Uses of Cash
Our principal sources of short-term liquidity are cash generated from our operations and borrowings under our revolving credit facility. The consolidated cash balance on September 30, 2018, was $70.0 million. Of this amount, $16.8 million was held in Canada and portions may be subject to tax if transferred to the U.S. Potential sources of long-term liquidity include issuances of debt securities and equity securities and the sale of assets. Our primary cash requirements currently are operating expenses, capital expenditures, debt payments and our quarterly dividends. In general, we expect to fund:

•	operating expenses, maintenance capital expenditures and cash dividends through existing cash and cash from operating activities;

•
expansion capital expenditures and any working capital deficits through cash on hand, borrowings under our revolving credit facility and the issuance of debt securities and equity securities and proceeds from the divestiture of assets or interests in assets;

•
acquisitions through cash on hand, borrowings under our revolving credit facility, the issuance of debt securities and equity securities and proceeds from the divestiture of assets or interests in assets; and

•	debt principal payments through cash from operating activities and refinancing when our revolving and term loan B credit facilities become due.
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

Cash Flows
The following table summarizes our changes in unrestricted cash for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2018	2017
Statement of cash flow data:
Cash flows provided by (used in):
Operating activities	$136,415	$92,417
Investing activities	(148,146)	(622,117)
Financing activities	(11,486)	519,025
Subtotal	(23,217)	(10,675)
Effect of exchange rate on cash and cash equivalents	(494)	4,472
Change in cash and cash equivalents	(23,711)	(6,203)
Cash and cash equivalents at beginning of period	93,699	74,216
Cash and cash equivalents at end of period	$69,988	$68,013
Operating Activities
The components of operating cash flows can be summarized as follows:

	Nine Months Ended September 30,
(in thousands)	2018	2017
Net loss	$(27,300)	$(19,769)
Non-cash expenses, net	174,041	135,054
Changes in operating assets and liabilities	(10,326)	(22,868)
Net cash flows provided by operating activities	$136,415	$92,417
Adjustments to net loss for non-cash expenses, net increased $39.0 million to $174.0 million for the nine months ended September 30, 2018, from $135.1 million for the nine months ended September 30, 2017. This change is primarily a result of:

•	$55.6 million in depreciation and amortization expense, primarily as a result of the acquisition of HFOTCO and completion of the Maurepas Pipeline;

•	$39.6 million change in deferred income tax expense (benefit);

•
$10.7 million reduction in earnings from equity method investments due to the sale of Glass Mountain Pipeline in December 2017, as well as rate reductions on White Cliffs Pipeline partially offset by higher volumes;

•
$6.4 million higher currency exchange losses in the current year primarily due to foreign currency forwards to purchase Canadian dollars to limit exposure to foreign currency rate fluctuations for capital contributions to our Canadian operations; and

•	$3.0 million due to a non-recurring prior year gain on the curtailment of the HFOTCO pension plan subsequent to acquisition.
These increases to the adjustments to net income for non-cash expenses, net were offset by decreases due to:

•
$45.9 million increase in gains on disposal or impairments, net, primarily due to a current year gain of $1.6 million from the sale of our Mexican asphalt business and the $1.4 million post-closing adjustment related to our prior year Glass Mountain Pipeline disposal and compared to prior year goodwill and intangible asset losses related to our crude oil trucking operations;

•	$19.9 million decrease related to a prior year loss on early extinguishment of $300 million of senior unsecured notes; and

•	$10.1 million decrease in distributions from equity investments due to our prior year disposal of our investment in Glass Mountain Pipeline.

All other adjustments to net income for non-cash expenses, net for the nine months ended September 30, 2018, remained relatively comparable to the nine months ended September 30, 2017.
Changes in operating assets and liabilities for the nine months ended September 30, 2018, generated a net decrease in operating cash flows of $10.3 million. The decrease to operating cash flow due to the change in operating assets and liabilities was primarily a result of a decrease in inventories of $57.5 million, respectively, offset by increases in accounts receivable, other current assets and other assets of $14.8 million, $4.0 million and $3.1 million, respectively. Liabilities decreased $37.5 million in accounts payable and accrued liabilities and $5.6 million in payables to affiliates. Changes in receivables, inventory, payables and accrued liabilities are primarily due to our segments’ operating activities and are subject to the timing of purchases and sales and fluctuations in commodity pricing.
Changes in operating assets and liabilities for the nine months ended September 30, 2017, generated a net decrease in operating cash flows of $22.9 million. The decrease to operating cash flow due to the change in operating assets and liabilities was primarily a result of an increase in assets related to accounts receivable, inventories, other assets and other current assets of $36.2 million, $28.3 million, $17.7 million and $3.4 million, respectively, offset by a decrease in receivables from affiliates of $19.9 million. Liabilities increased $57.1 million in accounts payable and accrued liabilities and $7.4 million in other noncurrent liabilities, offset by a decrease in payables to affiliates of $21.6 million. The increase in other noncurrent liabilities is primarily due to the accretion of the final payment related to the HFOTCO acquisition. Changes in receivables, inventory, payables and accrued liabilities are primarily due to our segments’ operating activities and are subject to the timing of purchases and sales and fluctuations in commodity pricing.
Investing Activities
For the nine months ended September 30, 2018, we had net cash outflows of $148.1 million from investing activities, due primarily to $303.4 million in capital expenditures and $7.5 million of contributions to equity method investments. These cash outflows were offset by investing cash inflows of $146.7 million in proceeds primarily from the sale of our Mexican asphalt and U.K. storage businesses and $15.7 million of distributions in excess of equity in earnings of affiliates. Capital expenditures primarily related to expansion projects at our SemCAMS and HFOTCO segments. Distributions in excess of equity in earnings of affiliates represent cash distributions from White Cliffs in excess of our cumulative equity in earnings and are accounted for as a return of investment.
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
Financing Activities
For the nine months ended September 30, 2018, we had net cash outflows of $11.5 million from financing activities, which related to principal payments on credit facilities and other obligations of $1,376.6 million, dividends paid of $111.4 million and debt issuance costs of $4.7 million, offset by borrowings on credit facilities of $1,139.5 million and proceeds from the issuance of preferred stock, net of offering costs, of $342.3 million. Principal payments on credit facilities and other obligations include the final payment related to the HFOTCO acquisition of $579.6 million and activity related to the amendment and restatement of HFOTCO’s credit agreement.
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
Long-term Debt
Senior Unsecured Notes

At September 30, 2018, we had outstanding $400 million of 5.625% senior unsecured notes due 2022, $350 million of 5.625% senior unsecured notes due 2023, $325 million of 6.375% senior unsecured notes due 2025 and $300 million of 7.25% senior unsecured notes due 2026.
SemGroup Revolving Credit Facility
At September 30, 2018, we had $460 million of cash borrowings outstanding under our $1.0 billion revolving credit facility. We had $28.3 million in outstanding letters of credit on that date. The maximum letter of credit capacity under this facility is $250 million. The facility can be increased up to $300 million. The credit agreement expires on March 15, 2021.
At September 30, 2018, we had available borrowing capacity of $511.7 million under this facility.
At September 30, 2018, our net leverage ratio was 4.8:1. Our net leverage ratio, net debt to EBITDA, is calculated per the senior secured credit facility definitions, which includes a pro-rata portion of projected future annual EBITDA from material projects. Our maximum net leverage ratio under the senior secured credit facility is 5.5:1.
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
At September 30, 2018, HFOTCO had $598.5 million outstanding under its Term Loan B and $225 million outstanding of tax exempt notes payable due 2050.
HFOTCO acquisition final payment
On April 17, 2018, we made the final payment related to the HFOTCO acquisition in the amount of $579.6 million. The payment was funded through revolving credit facility borrowings and cash on hand.
Series A Convertible Preferred Stock
On January 19, 2018, we sold, to certain institutional investors in a private placement, an aggregate of 350,000 shares of our Series A Cumulative Perpetual Convertible Preferred Stock, par value $0.01 per share (the “Preferred Stock”), convertible into 10,606,061 shares (subject to adjustment) of our Class A common stock, for a cash purchase price of $1,000 per share of Preferred Stock and aggregate gross proceeds to us of $350 million. These proceeds were used to repay amounts borrowed under our credit agreement, to fund growth capital expenditures and for general corporate purposes. Holders of the Preferred Stock (the “Holders”) will receive quarterly distributions equal to an annual rate of 7.0% ($70.00 per share annualized) of $1,000 per share of Preferred Stock, subject to certain adjustments (the “Liquidation Preference”). With respect to any quarter ending on or prior to June 30, 2020, we may elect, in lieu of paying a distribution in cash, to have the amount that would have been payable if such dividend had been paid in cash added to the Liquidation Preference. On or after the eighteen month anniversary of January 19, 2018, the Holders may convert their shares of Preferred Stock into a number of shares of our Class A common stock equal to, per preferred share, the quotient of the Liquidation Preference divided by $33.00, subject to certain adjustments including customary anti-dilution adjustments. On or after January 19, 2021, if the Holders have not elected to convert all of their shares of Preferred Stock, we may cause, under certain circumstances, the outstanding shares of Preferred Stock to be converted into shares of our Class A common stock. Holders are entitled to vote on all matters on which the holders of shares of our Class A common stock are entitled to vote and will, in general, vote together with the holders of shares of our Class A common stock as a single class. Each Holder is entitled to a number of votes equal to the number of votes such Holder would have had if all shares of Preferred Stock held by such Holder had been converted into shares of our Class A common stock.
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

Projected capital expenditures for 2018 are estimated at $320 million in expansion projects, including capital contributions to affiliates for funding growth projects and acquisitions, and $40 million in maintenance projects. These estimates may change as future events unfold. See “Cautionary Note Regarding Forward-Looking Statements.” During the nine months ended September 30, 2018, we spent $303.4 million (cash basis) on capital projects and $7.5 million in capital contributions to equity method investees.
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
Common Stock Dividends
The table below shows common dividends declared and/or paid by SemGroup on its common stock during 2017 and 2018.

Quarter Ended	Record Date	Payment Date	Dividend Per Share
March 31, 2017	March 7, 2017	March 17, 2017	$0.45
June 30, 2017	May 15, 2017	May 26, 2017	$0.45
September 30, 2017	August 18, 2017	August 28, 2017	$0.45
December 31, 2017	November 20, 2017	December 1, 2017	$0.45

March 31, 2018	March 9, 2018	March 19, 2018	$0.4725
June 30, 2018	May 16, 2018	May 25, 2018	$0.4725
September 30, 2018	August 20, 2018	August 29, 2018	$0.4725
December 31, 2018	November 16, 2018	November 26, 2018	$0.4725
Preferred Stock Dividends
On May 25, 2018, we paid-in-kind a preferred stock dividend of $4.8 million, which was prorated for the period from January 19, 2018 to March 31, 2018. On August 29, 2018, we paid-in-kind a preferred stock dividend of $6.2 million. On October 31, 2018, we declared a preferred stock dividend to be paid-in-kind of $6.3 million, which will be paid on November 26, 2018. Paid-in-kind dividends increase the Liquidation Preference.
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

Customer Concentration
Shell Trading (US) Company and Mercuria Energy Trading, Inc., two customers of our Crude Supply and Logistics segment, accounted for more than 10% of our consolidated revenue for the three months ended September 30, 2018, at approximately 23%. Shell Trading (US) Company, a customer of our Crude Supply and Logistics segment, accounted for more than 10% of our consolidated revenue for the nine months ended September 30, 2018, at approximately 26%. The contracts from which our revenues are derived from this customer relate to our crude marketing operations and are for crude oil purchases and sales at market prices. We are not substantially dependent on such contracts and believe that if we were to lose any or all of these contracts, they could be readily replaced under substantially similar terms.
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
Commodity Price Risk
The table below outlines the range of NYMEX prompt month daily settle prices for crude oil and natural gas futures, and the range of daily propane spot prices provided by an independent, third-party broker for the three months and nine months ended September 30, 2018 and September 30, 2017, and the year ended December 31, 2017.

	Light Sweet Crude Oil Futures (Barrel)	Mont Belvieu (Non-LDH) Spot Propane (Gallon)	Henry Hub Natural Gas Futures (MMBtu)
Three Months Ended September 30, 2017
High	$52.22	$0.97	$3.15
Low	$44.23	$0.60	$2.77
High/Low Differential	$7.99	$0.37	$0.38

Three Months Ended September 30, 2018
High	$74.14	$1.08	$3.08
Low	$65.01	$0.87	$2.72
High/Low Differential	$9.13	$0.21	$0.36

Nine Months Ended September 30, 2017
High	$54.45	$0.97	$3.42
Low	$42.53	$0.57	$2.56
High/Low Differential	$11.92	$0.40	$0.86

Nine Months Ended September 30, 2018
High	$75.30	$1.10	$3.31
Low	$59.19	$0.73	$2.55
High/Low Differential	$16.11	$0.37	$0.76

Year Ended December 31, 2017
High	$60.42	$1.01	$3.42
Low	$42.53	$0.57	$2.56
High/Low Differential	$17.89	$0.44	$0.86
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
However, the SemGas segment has exposure to commodity price risk because of the nature of certain contracts for which our fee is based on a percentage of proceeds or index related to the prices of natural gas, natural gas liquids and condensate. Given current volumes, liquid recoveries and contract terms, we estimate the following sensitivities over the next twelve months:

•	A 10% increase in the price of natural gas and natural gas liquids results in approximately a $3.7 million increase to gross margin.

•	A 10% decrease in those prices would have the opposite effect.
The above sensitivities may be impacted by changes in contract mix, change in production or other factors which are outside of our control.
Additionally, based on our open derivative contracts at September 30, 2018, an increase in the applicable market price or prices for each derivative contract would result in a decrease in our crude oil sales revenues. Likewise, a decrease in the applicable market price or prices for each derivative contract would result in an increase in our crude oil sales revenues. However, the increases or decreases in crude oil sales revenues we recognize from our open derivative contracts are substantially offset by higher or lower crude oil sales revenues when the physical sale of the product occurs. These contracts may be for the purchase or sale of crude oil or in markets different from the physical markets in which we are attempting to hedge our exposure, or may have timing differences relative to the physical markets. As a result of these factors, our hedges may not eliminate all price risks.
The notional volumes and fair value of our commodity derivatives open positions as well as the change in fair value that would be expected from a 10% market price increase or decrease is shown in the table below (in thousands):

	Notional Volume (Barrels)	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease	Settlement Date
Crude oil:
Futures	840 (short)	$(3,143)	$(6,153)	$6,153	October 2018
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
Interest Rate Risk
We use variable rate debt and are exposed to market risk due to the floating interest rates on our credit facilities. Therefore, from time-to-time we may use interest rate derivatives to manage interest obligations on specific debt issuances. Our variable rate debt bears interest at LIBOR or prime, subject to certain floors, plus the applicable margin. At September 30, 2018, an increase in these base rates of 1%, above the base rate floors, would increase our interest expense by $3.1 million and $8.0 million for the three months and nine months ended September 30, 2018, respectively. Increases in interest expense due to an increase in interest rates as presented above, would have been partially offset by a reduction of $1.1 million and $3.6 million in interest expense from interest rate swaps, discussed below, for the three months and nine months ended September 30, 2018, respectively.
The average interest rates presented below are based upon rates in effect at September 30, 2018 and December 31, 2017. The carrying value of the variable rate instruments in our credit facilities approximate fair value primarily because our rates fluctuate with prevailing market rates.

The following table summarizes our debt obligations:

Liabilities	September 30, 2018	December 31, 2017
Long-term debt - variable rate	$1.3 billion	$948.1 million
Average interest rate	4.84%	4.32%
Long-term debt - fixed rate	$1.4 billion	$1.4 billion
Fixed interest rate	6.16%	6.16%
Debt obligations above include the final payment related to the HFOTCO acquisition, which was made on April 17, 2018.
In conjunction with the HFOTCO acquisition, we acquired HFOTCO’s interest rate swaps. The swaps allow us to limit exposure to interest rate fluctuations. The swaps only apply to a portion of our outstanding debt and provide only partial mitigation of interest rate fluctuations. We have not designated the swaps as hedges, as such changes in the fair value of the swaps are recorded through current period earnings as a component of interest expense. At September 30, 2018, we had interest rate swaps with notional values of $524.3 million. At September 30, 2018, the fair value of our interest rate swaps was $0.2 million which was reported within “other current assets” in our condensed consolidated balance sheet. For the three months ended September 30, 2018 and 2017, we recognized realized and unrealized losses of $0.3 million and $0.6 million related to interest rate swaps, respectively. For the nine months ended September 30, 2018 and 2017, we recognized realized and unrealized gains of $1.5 million and $0.6 million related to interest rate swaps, respectively.
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
A 10% change in the average exchange rate during the three months and nine months ended September 30, 2018, would change operating income by $1.7 million and $11.6 million, respectively.
We enter into foreign currency forwards to purchase Canadian dollars to limit exposure to foreign currency rate fluctuations for capital contributions to our Canadian operations. We have not designated the forwards as hedges, as such changes in the fair value of the forwards are recorded through current period earnings as a component of foreign currency translation gain/loss. At September 30, 2018 and December 31, 2017, we had foreign currency forwards with notional values of $73.9 million and $197.7 million, respectively. At September 30, 2018, the fair value of our foreign currency swaps was $1.0 million, which is reported within “other current liabilities” in our consolidated balance sheet. At December 31, 2017, the fair value of our foreign currency forwards was $2.6 million, which is reported within "other current assets" and “other noncurrent assets” in our condensed consolidated balance sheet. For the three months ended September 30, 2018, we recognized realized and unrealized losses of $1.0 million related to foreign currency forwards. For the nine months ended September 30, 2018, we recognized realized and unrealized losses of $5.5 million related to foreign currency forwards. For the three months and nine months ended September 30, 2017, there were no foreign currency forwards outstanding.
A 1% increase in the USD/CAD foreign exchange rate would lead to a $0.2 million gain and in the event of a 1% decrease in the USD/CAD foreign exchange rate a $2.4 million loss based on the exchange rates at September 30, 2018.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act), are effective as of September 30, 2018. This conclusion is based on an evaluation conducted under the supervision and participation of our Chief Executive Officer and Chief Financial Officer along with our management. Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2018, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
Not applicable

Item 5.	Other Information
None

Item 6.	Exhibits
The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
10.1	SemGroup Corporation Board of Directors Compensation Plan effective September 26, 2018.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Carlin G. Conner, Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.
32.1	Section 1350 Certification of Carlin G. Conner, Chief Executive Officer.
32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date November 8, 2018	SEMGROUP CORPORATION

	By:	/s/ Robert N. Fitzgerald
Robert N. Fitzgerald
Senior Vice President and
Chief Financial Officer