Form 10-K
period 2018-12-31
SemGroup Corp
filed 2019-02-28
CIK 1489136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________
Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s Class A and Class B Common Stock held by non-affiliates at June 30, 2018, was $1,990,614,027, based on the closing price of the Class A Common Stock on the New York Stock Exchange on June 30, 2018.
At January 31, 2019, there were 79,155,214 shares of Class A Common Stock and 0 shares of Class B Common Stock outstanding.
______________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, in connection with the registrant’s Annual Stockholders’ Meeting to be held on May 15, 2019, are incorporated by reference into Part III of this Form 10-K.

SEMGROUP CORPORATION AND SUBSIDIARIES
FORM 10-K—2018 ANNUAL REPORT

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
All statements, other than statements of historical fact, included in this Form 10-K regarding the prospects of our industry, our anticipated financial performance, management’s plans and objectives for future operations, planned capital expenditures, business prospects, outcome of regulatory proceedings, market conditions, and other matters, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negative of these terms or variations of them or similar terms. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those discussed in Item 1A of this Form 10-K, entitled “Risk Factors,” risk factors discussed in other reports that we file with the Securities and Exchange Commission (“SEC”), and the following:

•	Our ability to generate sufficient cash flow from operations to enable us to pay our debt obligations and our current and expected dividends or to fund our other liquidity needs;

•	Any sustained reduction in demand for, or supply of, the petroleum products we gather, transport, process, market and store;

•	The effect of our debt level on our future financial and operating flexibility, including our ability to obtain additional capital on terms that are favorable to us;

•	Our ability to access the debt and equity markets, which will depend on general market conditions and the credit ratings for our debt obligations and equity;

•	The loss of, or a material nonpayment or nonperformance by, any of our key customers;

•	The amount of cash distributions, capital requirements and performance of our investments and joint ventures;

•	The consequences of any divestitures of non-strategic operating assets or divestitures of interests in some of our operating assets through partnerships and/or joint ventures;

•	The failure to realize the anticipated benefits of our acquisition of Meritage Midstream ILC and its midstream infrastructure assets through our joint venture SemCAMS Midstream ULC;

•	The amount of collateral required to be posted from time to time in our purchase, sale or derivative transactions;

•	The impact of operational and developmental hazards and unforeseen interruptions;

•	Our ability to obtain new sources of supply of petroleum products;

•	Competition from other midstream energy companies;

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
______________________________________________________________
As used in this Form 10-K, and unless the context indicates otherwise, the terms the “Company,” “SemGroup,” “we,” “us,” “our,” “ours,” and similar terms refer to SemGroup Corporation, its consolidated subsidiaries, and its predecessors. We sometimes refer to crude oil, natural gas, natural gas liquids (natural gas liquids, or “NGLs,” include ethane, propane, normal butane, iso-butane, and natural gasoline), refined petroleum products, and residual fuel oil, collectively, as “petroleum products” or “products.”

PART I

Items 1 and 2. Business and Properties
Overview
We provide gathering, transportation, storage, distribution, marketing and other midstream services primarily to producers, refiners of petroleum products and other market participants located in the Gulf Coast, Midwest and Rocky Mountain regions of the United States of America (the “U.S.”) and Canada. We, or our significant equity method investee, have an asset base consisting of pipelines, gathering systems, storage facilities, terminals, processing plants and other distribution assets located in North American production and supply areas, including the Gulf Coast, Midwest, Rocky Mountain and Western Canadian regions. Our U.K. and Mexican operations were disposed during 2018.
Our operations are conducted directly and indirectly through our primary operating segments: U.S. Liquids, U.S. Gas and Canada.
In the fourth quarter of 2018, due to recent changes in our asset portfolio, the company elected to reorganize its business structure and reporting relationships to enhance execution and capture operating efficiencies. In conjunction with the reorganization our reportable segments have changed. Prior period segment disclosures have been recast to reflect the new segments. U.S. Liquids includes the results of both our U.S. crude oil operations including the results of Houston Fuel Oil Terminal Company ("HFOTCO") subsequent to its acquisition in 2017. U.S. Gas contains the results of our historical SemGas segment. Canada includes the operations of our historical SemCAMS segment. Our prior Mexican and U.K. operating segments are included within Corporate and Other, as these businesses were disposed of in 2018.
Company Information
Our principal executive offices are located at Two Warren Place, 6120 South Yale Avenue, Suite 1500, Tulsa, OK 74136-4231 and our telephone number is (918) 524-8100. Our website is www.semgroup.com. Our Class A common stock trades on the New York Stock Exchange under the ticker symbol “SEMG.” Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as proxy statements and other information we file with, or furnish to, the SEC are available free of charge on our website. We make these documents available as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The information contained on our website, or available by hyperlink from our website, is not incorporated into this Form 10-K or other documents we file with, or furnish to, the SEC. We intend to use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Such disclosures will be included on our website in the “Investor Relations” sections. Accordingly, investors should monitor such portions of our website, in addition to following our press releases, SEC filings and public conference calls and webcasts.
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
We have storage terminals located in the central U.S. at the Cushing Interchange and on the U.S. Gulf Coast at the Port of Houston. The Cushing Interchange is one of the largest crude oil marketing hubs in the U.S. and is the designated point of delivery specified in NYMEX crude oil futures contracts. The Cushing Interchange has multiple inbound and outbound pipeline interconnections and shell capacity of over 90 million barrels. As the NYMEX delivery point and a cash market hub, the Cushing Interchange serves as a significant source of refinery feedstock for Midwest refiners and plays an important role in establishing and maintaining markets for many varieties of crude oil. The Port of Houston (the "Port") is the largest port on the U.S. Gulf Coast, the biggest port in Texas and the only port in Houston. With more than 247 million tons of cargo moving through the Port annually, it has consistently been ranked 1st in the U.S. in foreign waterborne tonnage, imports, export tonnage and total tonnage. The Port consists of a 25-mile-long complex and is home to nearly 200 private and public industrial terminals. It is home to the largest petrochemical complex in the nation and second largest in the world. The Houston Ship Channel, from which we operate, consists of a 52-mile waterway that services the Port.
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
Recent Developments
On January 9, 2019, one of our wholly owned subsidiaries, SemCanada II, L.P., and an affiliate of Kohlberg Kravis Roberts & Co, L.P. and wholly owned subsidiary of KKR Global Infrastructure Investors III L.P., KKR Alberta Midstream Inc, entered into definitive documents to create a new joint venture company that owns and operates midstream oil and gas infrastructure in Western Canada, SemCAMS Midstream ULC, an Alberta unlimited liability corporation ("SemCAMS Midstream"). SemGroup owns 51% and KKR owns 49% of SemCAMS Midstream. Subsequent to the joint venture creation, SemCAMS Midstream acquired Meritage Midstream ULC and its midstream infrastructure assets. These transactions closed on February 25, 2019. For information relating to this joint venture and acquisition arrangement, refer to Note 26 of our consolidated financial statements beginning on page F-1 of this Form 10-K.
Business Strategy
Our principal business strategy is to use our assets and operational expertise to:

•	move, process and store petroleum products throughout the U.S. and Canada;

•	provide consistently reliable high-quality midstream services under predominantly fee and margin-based contractual arrangements;

•	mitigate commodity price risk exposure;

•	aggressively manage operating costs to maintain and improve operating margins;

•	expand business by improving, enhancing and expanding services at existing facilities and gaining new customers;

•	pursue complementary “bolt-on” growth opportunities having acceptable risks and returns; and

•	generate consistent operating margins, earnings and cash flows.
Our Business Segments
We conduct our core business through three business segments:

•	U.S. Liquids;

•	U.S. Gas; and

•	Canada.
For information relating to revenue and total assets for each segment, refer to Note 21 of our consolidated financial statements beginning on page F-1 of this Form 10-K.
The following sections present an overview of our business segments, including information regarding the principal business and services rendered, assets and operations and markets and competitive strengths. Our results of operations and financial condition are subject to a variety of risks. For information regarding our key risk factors, see “Item 1A. Risk Factors.”
U.S. Liquids
Our U.S. Liquids segment operates crude oil pipelines, truck transportation, storage, terminals and marketing businesses in the U.S. Additionally, we store, blend and transport refinery products and refinery feedstocks via pipeline, barge, rail, truck and ship and operate a residual fuel oil storage terminal in the U.S. Gulf Coast.
Assets and Operations

•	18.2 million barrels of storage on the Houston Ship Channel;

•	7.6 million barrels of storage at the Cushing Interchange;

•
a 460-mile crude oil gathering and transportation pipeline system with over 560,000 barrels of associated storage capacity in Kansas and northern Oklahoma that is connected to several third-party pipelines and refineries;

•
the Wattenberg Oil Trunkline ("WOT"), a 75-mile, 12-inch diameter crude oil gathering pipeline system that transports crude oil from production facilities in the DJ Basin to the pipeline owned by White Cliffs Pipeline, L.L.C. ("White Cliffs"). The WOT has a capacity of approximately 85,000 barrels per day, as well as 360,000 barrels of operational storage;

•
a 51% ownership interest in White Cliffs, which owns two parallel 527-mile, 12" common carrier, crude oil pipelines that transport crude oil from Platteville, Colorado to Cushing, Oklahoma (the "White Cliffs Pipeline") that we operate. In 2018, we announced that we will convert one of the 12-inch pipelines from crude service to natural gas liquids service. The conversion is expected to be in service during the fourth quarter 2019. As part of the project, SemGroup will construct a 12-mile extension of the White Cliffs Pipeline south of Cushing to interconnect with the Southern Hills Pipeline in order to move NGLs south to Mont Belvieu;

•
a 51% ownership interest in Maurepas Pipeline, LLC ("Maurepas"), consisting of three pipelines, with an aggregate of 106 miles of pipe, which services refineries in the Gulf Coast region ("the Maurepas Pipeline");

•	a 30-lane crude oil truck unloading facility with 350,000 barrels of associated storage capacity in Platteville, Colorado which connects to the origination point of the White Cliffs Pipeline; and

•	a crude oil trucking fleet of over 245 transport trucks and 235 trailers.

Gulf Coast Facilities. We own and operate storage tanks located on the Houston Ship Channel with an aggregate storage capacity of 18.2 million barrels used to store, blend and transport refinery products and refinery feedstocks via pipeline, barge, rail, truck and ship. We have five deep-water ship docks on the Houston Ship Channel capable of loading/unloading Suezmax cargo vessels and seven barge docks which can accommodate 23 barges simultaneously, three crude oil pipelines connecting to four refineries and numerous rail and truck land loading spots. We are strategically situated on prime real estate on the Houston Ship Channel providing us close proximity to both supply sources (residual fuel oil from refineries and domestic and foreign crude oil) and demand sources (area refineries, third-party pipelines and waterborne export). Our crude oil capacity and connectivity has more than doubled in the last 5 years, including the addition of crude oil export capabilities. Our business is supported by take-or-pay contracts with primarily investment grade counterparties that have been customers for an average of 15 years. Our customers include refiners, producers and independent commodity trading firms that rely on us for storage, blending and timely delivery of crude oil and heated products to be used as feedstocks, exports or marine bunker.
Cushing Facilities. We own and operate crude oil storage tanks in Cushing with an aggregate storage capacity of approximately 7.6 million barrels, of which 5.6 million barrels are leased to customers and 2.0 million barrels are available for crude oil operations, blending and marketing activities. Our storage terminal has inbound connections with the White Cliffs Pipeline from Platteville, Colorado, the Great Salt Plains Pipeline from Cherokee, Oklahoma, the Cimarron Pipeline from Boyer, Kansas and two-way connections with all of the other major storage terminals in Cushing. Connection with this terminal provides our customers with access to multiple pipelines outbound from Cushing. Our Cushing terminal also includes truck unloading facilities. All of our Cushing storage tanks have been built since the beginning of 2008 and had a weighted average age of 8.47 years as of December 31, 2018. The design and construction of our storage tanks meets the specifications established by the American Petroleum Institute in API 650 which establishes minimum requirements for material, design, fabrication, erection and testing of welded tanks for oil storage and includes seismic considerations. Our storage tanks also undergo regular maintenance and inspection programs, and we believe that these design specifications and maintenance and inspection programs reduce our maintenance capital expenditures.
Marketing Activity. We use our transportation and facilities assets and leased capacity arrangements on third-party pipelines to market crude oil. We mitigate the commodity price exposure of our crude oil marketing operations by limiting our net open positions through: (i) the concurrent purchase and sale of like quantities of crude oil to create "back-to-back" transactions intended to lock in positive margins based on the timing, location or quality of the crude oil purchased and delivered; or (ii) derivative contracts. All marketing activities are subject to our Comprehensive Risk Management Policy, a Delegation of Authority policy, and their supporting policies and procedures (collectively, the "Risk Governance Policies"), which establish limits in order to attempt to manage risk and mitigate financial exposure.
Our crude oil purchases in our marketing operations are made at prices that are typically based on published or "posted" prices, plus or minus a differential. The differential is determined based on the grade of oil produced, transportation costs and competitive factors. Both the price and the differential change in response to market conditions. Posted prices can change daily, and differentials, in general, can change every 30 days as contracts renew. We sell crude oil primarily to refiners and other resellers in various types of sale and exchange transactions, at market prices for terms ranging from one to twelve months.
Growth Opportunities. We have 100 acres of additional land, as well as additional infrastructure, in Cushing, which we believe will be sufficient to increase our storage capacity by approximately six million barrels in the future. Our Platteville facility is designed to allow for expansion as production from the DJ Basin and Niobrara Shale increases.
U.S. Gas
Our U.S. Gas segment provides natural gas gathering, processing and marketing services. We aggregates gas supplies from the wellhead and provides various services to producers that condition the wellhead gas production for downstream markets.
Assets and Operations
We own and operate the following assets in Oklahoma:

•	a network of processing plants with a combined total capacity of 565 million cubic feet per day processing capacity which includes:

◦	Rose Valley plant, with 400 million cubic feet per day processing capacity;

◦	Hopeton plant, with 125 million cubic feet per day processing capacity; and

◦	Nash plant, with 40 million cubic feet per day processing capacity;

•	approximately 842 miles of gathering lines in Northeastern Oklahoma; and

•
a 53-mile, high pressure gathering pipeline (the "Canton pipeline"), located in the STACK play with a capacity of 200 million cubic feet per day and backed by firm commitments from an investment-grade counterparty.

We own and operate the following assets in Texas:

•	a processing plant in Sherman with 30 million cubic feet per day processing capacity; and

•	approximately 210 miles of gathering lines.
In addition to the above plants and gathering lines, approximately 660,000 acres are dedicated to U.S. Gas from several area producers in the Mississippi Lime Play, as well as an additional 20,000 acre, long-term dedication in the STACK.
Gathering and Processing. We generate revenue from a portfolio of contracts. Initial contract terms can range from monthly and interruptible to the life of the reserves and, upon expiration, continue to renew on a month-to-month or year-to-year evergreen basis. These agreements are a combination of percent of proceeds and fee-based contracts for processing and gathering services. Our U.S. customers include producers, operators, marketers and traders. Because the Mississippi Lime and STACK Plays are primarily crude oil plays with associated natural gas and natural gas liquids, our gathering and processing volumes can be impacted by market demand for the products it handles, as well as the price for crude oil. Gathering and processing activities are also reliant on continued drilling and production activity by producers in our areas of operation.
Market and Competitive Strengths. We face competition in acquiring new natural gas supplies. The natural gas gathering and processing industry is generally characterized by regional competition, based on the proximity of gathering systems and processing plants to natural gas producing wells. Our gathering and processing assets tend to have relatively long-term contracts and, in some instances, are the only assets that can provide the offered services to the customers. Our U.S. Gas northern Oklahoma assets have natural gas take away capacity on Southern Star Central Gas Pipeline, Panhandle Eastern Pipeline and Enable Midstream Partners and natural gas liquids take away capacity to ONEOK Hydrocarbon LP.
Canada
Our Canada segment owns and operates natural gas processing and gathering facilities in Alberta, Canada. The principal process performed at the processing plants is to remove contaminants and render the gas saleable to downstream pipelines and markets. At our sour gas plants we also “sweeten” sour natural gas by removing sulfur.
Assets and Operations
Canada operates and owns:

•
varying working interests in two sour natural gas processing plants known as the Kaybob South No. 3 plant (the “K3 Plant”) and the Kaybob Amalgamated plant (the “KA Plant”). The sour gas plants are dually connected to two major long-haul natural gas pipelines that serve Canada and the U.S. The plants also have the ability to load certain products for transportation by truck and railcar;

•	varying working interests in two sweet gas plants known as the West Fox Creek plant and the West Whitecourt plant;

•	a combined operating capacity for the above four processing plants of 695 million cubic feet per day;

•	a network of approximately 530 miles of natural gas gathering and transportation pipelines;

•	a sour gas processing plant in the Wapiti area of the Montney play in Alberta ("Wapiti Plant"), with a capacity of 200 million cubic feet per day; and

•
a sour gas processing plant under construction in the Kaybob area of the Duvernay and Montney plays in Alberta ("Smoke Lake Plant"), with an initial capacity of 60 million cubic feet per day and supported by recently signed long-term processing agreements with two area operators. Construction was completed in the first quarter of 2019.

Gathering and Processing. Canada generates revenue from the processing plants through volumetric fees for services under contractual arrangements with working interest owners and third-party customers and the pass through of certain operating costs. Canada does not have direct exposure to commodity prices. In addition, Canada generates fee-based revenue from volume throughput on its pipelines. Canada’s customers include producers of varying sizes. To support operations at our plants, several producers have committed to process all of their current and future natural gas production from lands owned by them, or their subsequent assignees. This dedication continues until field depletion. Canada also derives revenue as the owner and operator of pipeline gathering systems that gather gas from multiple wells located in the same production unit and as the owner and operator of pipeline transportation systems that deliver the gathered gas to each plant.

Market and Competitive Strengths. Natural gas is used for a variety of purposes in Canada including heating, electricity production and other industrial processes. All of Canada’s assets are located in the Montney and Duvernay Plays of the Western Canadian Sedimentary Basin. These formations have a very high liquid content associated with the gas production. It is these liquids, and primarily the condensate, that producers are pursuing as the condensate is the main diluent used for oil sands production.
Other businesses
In early 2018, we disposed of our U.K. and Mexican operations. The historical results of those businesses are reported within Corporate and Other.
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

Operational Hazards and Insurance
Pipelines, terminals, storage tanks, processing plants or other facilities may experience damage as a result of an accident, natural disaster or deliberate act. These hazards can also cause personal injury and loss of life, severe damage to, and destruction of, property and equipment, pollution or environmental damage and suspension of operations. Through the services of a major national insurance broker, we have maintained insurance of various types and varying levels of coverage similar to that maintained by other companies in the industry and which we consider adequate, under the circumstances, to cover our operations and properties, including coverage for natural catastrophes, pollution related events and acts of terrorism and sabotage. The limit of operational insurance maintained covering loss of, or damage to, property and products is $400 million per loss and includes business interruption loss. For claims arising under general liability, automobile liability and excess liability, the limits maintained total $250 million per occurrence/claim, except HFOTCO, which has an additional limit of $10 million per occurrence/claim. Primary and excess liability insurance limits maintained for pollution liability claims vary by location for claims arising from gradual pollution with limits ranging from $30 million to $60 million in the aggregate. The combined primary and excess liability insurance limits for claims arising from sudden and accidental pollution total $280 million per claim. This insurance does not cover every potential risk associated with the operating pipelines, terminals and other facilities. We have a favorable claims history enabling us to self-insure the “working layer” of loss activity using deductibles and self-insured retentions commensurate with our financial abilities and in line with industry standards, in order to create a more efficient and cost effective program and a consistent risk profile. The working layer consists of high frequency/low severity losses that are best retained and managed in-house. Sizable or difficult self-insured claims or losses may be handled by professional adjusting firms hired by us. We will continue to monitor the appropriateness of our deductibles and retentions as they relate to the overall cost and scope of our risk and insurance program.
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
Trucking Regulation
Our U.S. Liquids segment operates a fleet of trucks to transport crude oil. We are licensed to perform both intrastate and interstate motor carrier services and are subject to certain safety regulations issued by the DOT. These regulations include both those concerning the transportation of hazardous materials under the PHMSA, as well as those under the Federal Motor Carrier Safety Administration ("the FMCSA"). DOT regulations cover, among other things, driver operations, maintaining log books, truck manifest preparations, the placement of safety placards on the trucks and trailer vehicles, drug and alcohol testing, safety of operation and equipment and many other aspects of truck operations.
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

Sulphur Recovery Standards
In 2001, the AER's predecessor set stringent sulfur recovery standards for older sour gas processing plants, as set out in ID 2001-3. This interim directive directed older, “grandfathered” plants to either gradually increase their sulfur recovery to current standards or accept a reduction in their licensed capacity.
At our Canada segment's sour gas processing plants, the sulfur recovery and air quality are monitored and measured to ensure that site-specific sulfur recovery efficiency and provincial emission standards are met. Our Canada segment's licensed sulfur recovery is 98.4% for the KA plant and 98.5% for the K3 plant. Residual sulfur that cannot be removed by processing is disposed of into an acid gas injection scheme at KA while K3 incinerates it, using a minimum stack top temperature to meet the Alberta Ambient Air Quality Objectives as detailed in the plant's site-specific Air Dispersion Model.
Other Provincial Regulatory Agencies
The Alberta Boilers Safety Association (“ABSA”) is the regulatory agency for pressure vessels and related systems in Alberta with a mandate to ensure that pressure equipment is constructed and operated in a manner that protects public safety. Our Canadian operations maintain an approved program for such requirements.
Environmental, Health and Safety Regulation
General
Our operations, including Canadian operations, are subject to varying degrees of stringent and complex laws and regulations by multiple levels of government relating to the production, transportation, storage, processing, release and disposal of petroleum and natural gas based products and other materials or otherwise relating to protection of the environment, safety of the public and safety of employees. As with the industry generally, compliance with current and anticipated environmental laws and regulations increases our overall costs of business, including our capital costs to construct, maintain and upgrade pipelines, equipment and facilities. The failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of removal or remedial obligations, and the issuance of injunctions limiting or prohibiting our activities. In addition, Canadian legislation requires that facility sites be abandoned and reclaimed to the satisfaction of provincial authorities and local landowners. A breach of such legislation may result in the imposition of fines and the issuance of clean-up orders.
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
Air Emissions
Our operations are subject to the federal Clean Air Act, as amended, and comparable state and local laws, as well as the federal, provincial and local Canadian laws applicable to our Canadian operations, although not necessarily always as stringent as found in the U.S., at least not presently. These laws and regulations regulate emissions of air pollutants from various sources, including certain of our plants, compression stations and other facilities, and impose various monitoring and reporting requirements. Pursuant to these laws and regulations, we may be required to obtain environmental agency pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and comply with the terms of air permits containing various emissions and operational limitations and use specific emission control technologies to limit emissions. We may be required to incur certain capital expenditures in the future for air pollution control equipment and leak detection and monitoring systems in connection with obtaining or maintaining operating permits and approvals for air emissions. There are significant potential monetary fines for violating air emission standards and permit provisions.
Our Canadian operations conduct on-going air, soil and ground water monitoring in accordance with license requirements. Our Canadian operations are required to annually report all specified emissions from its major facilities in Canada to a publicly accessible National Pollutant Release Inventory database.
Sour Gas
Our Canada segment operates facilities which process and transport sour gas (gas containing hydrogen sulfide, generally at concentrations of 10 parts per million or more). Due to the highly toxic and corrosive nature of sour gas, sour gas handling is regulated in Canada, at both the provincial and federal level, from the wellhead to the point of disposal of the sulfur content removed from processing the sour gas. Environmental legislation can also affect the operations of facilities and limit the extent to which facility expansion is permitted. Proposed facilities are facing increased resistance from community groups which are, in turn, increasing demand for alternate sources of sweetening.
To protect the public, pipelines transporting sour gas are required to be equipped with monitoring stations and valves that automatically shut down the flow of the pipeline in response to sudden changes in pressure or detection of sour gas in the atmosphere. Our Canada segment’s sour gas pipelines are monitored 24 hours per day from a centralized pipeline control center and can be shut down by the attending operators. The distance between automatic pipeline valves is determined, based on regulated sour gas dispersion modeling, to meet approved emergency protection zone size and public exposure requirements. The integrity of the sour gas pipelines is maintained through the injection of corrosion inhibition chemicals on an on-going basis. Our Canada segment’s sour gas pipelines are inspected on a regular basis to ensure the integrity of the pipelines and associated facilities.
Our Canadian sour gas plants have continuous sour gas detection equipment, as well as other safety systems which can automatically shut down and de-pressure the full plant to a controlled flare system. The plants are attended 24 hours per day and can also be shut down by attending operators.
At our Canadian sour gas processing plants, sulfur recovery and air quality are constantly monitored to ensure required sulfur recovery and emission standards are met. Our Canada segment's licensed sulfur recovery is 98.4% for the KA plant and 98.5% for the K3 plant. Residual sulfur that cannot be removed by processing is incinerated to meet a minimum stack top temperature based on a regulator approved dispersion model.
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
In 2018, the Province of Alberta implemented the Carbon Competitiveness and Incentive Regulation (CCIR). This new regulation was developed to implement a carbon tax on GHG emissions. Using an output based allocation methodology, each discrete processing unit within a gas plant is assigned a benchmark value to which each facility is compared. The taxes levied against the facility are measured against this benchmark. Current carbon pricing in Alberta is set at $30/T.
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
National, provincial and local laws of Canada that are applicable to our operations also regulate the release of hazardous substances or solid wastes into soils, groundwater and surface water, and include measures to prevent and control pollution as well as the handling of hazardous waste. Some of the requirements are similar to those found under CERCLA and RCRA and some are not yet as stringent, but are becoming more so as the focus on these issues increases.
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
Employee Safety
We are subject to the requirements of the Occupational Safety and Health Administration ("OSHA"), as well as to comparable national, state, provincial and local Canadian laws that are applicable to our Canadian operations, the purposes of which are to protect the health and safety of workers. In addition, the OSHA hazard communication standard and comparable state, Canadian federal and provincial statutes require us to organize and disclose information concerning hazardous materials used, produced or transported in our operations. Some of our facilities are subject to the OSHA Process Safety Management regulations that are designated to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals.
HFOTCO is subject to the Maritime Transportation Security Act ("MTSA") of 2002, which combines international requirements, existing domestic policy on implementation of national maritime security and adherence to the United States Coast Guard (USCG) approved Facility Security Plan.
Our Canadian facilities are also subject to regulation by ABSA. Our Canada segment maintains its own compliance program, audited by ABSA, which addresses integrity, inspection and process safety management elements as required by legislation.
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
Office Facilities
In addition to our gathering, storage, terminalling and processing facilities discussed above, we maintain corporate office headquarters in Tulsa, Oklahoma. All of the U.S. business segments use Tulsa as their center of operations, excluding our HFOTCO operations, whose center of operation is in Houston, Texas. Our Canada segment, uses Calgary, Alberta as their center of operations. Many of our business segments also have satellite offices located throughout North America. The current lease for our Tulsa headquarters expires in May 2022, and the other office leases have varying expiration dates. While we may require additional office space as our business expands, we believe that our existing facilities are adequate to meet our needs for the immediate future, and that additional facilities will be available on commercially reasonable terms as needed.
Employees
As of December 31, 2018, we had approximately 880 employees, including 265 employees in Canada. As of December 31, 2018, we had 55 employees in Canada represented by labor unions and subject to collective bargaining agreements governing their employment with us. This collective bargaining agreement expired on January 31, 2019. We are in the midst of negotiating the terms of the new contract and expect an agreement soon. We have never had a labor related work stoppage and believe our employee relations are good.

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
Our credit agreement, the indentures governing our senior notes and the instruments governing our other indebtedness and our Series A Cumulative Perpetual Convertible Preferred Stock ("Preferred Stock") contain various restrictive covenants that limit the conduct of our business and our credit agreements require us to maintain certain financial ratios. These covenants and restrictions limit our ability to respond to changing business and economic conditions and may prevent us from engaging in transactions that might otherwise be considered beneficial to us. In particular, this agreement places certain limits on our ability to, among other things:

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
We may require additional funds from outside sources from time to time. Our ability to raise capital or arrange financing or renew existing facilities, along with the cost of such capital, is dependent upon a number of variables, including:

•	general economic, financial and business conditions;

•	industry specific conditions;

•	prevailing interest rates;

•	credit availability from banks and other financial institutions;

•	investor confidence in us;

•	cash flow and earnings before interest, taxes, depreciation and amortization ("EBITDA") levels;

•	competitive, legislative and regulatory matters; and

•	provisions of tax and securities laws that may impact raising capital.
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
Our substantial indebtedness could limit our flexibility, adversely affect our financial health and prevent us from making payments on such indebtedness.
Our substantial indebtedness could have important consequences to you. For example, it could:

•	make it difficult for us to satisfy our obligations with respect to our indebtedness;

•	make us more vulnerable to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow for operations and other purposes;

•	limit our ability to maintain or increase the dividends we pay to holders of our Class A common stock

•	limit our flexibility in planning for, or reacting to, changes in our business and industry in which we operate; and

•	place us at a competitive disadvantage compared to competitors that may have proportionately less indebtedness.
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

•	adverse economic conditions which result in lower spending by consumers and businesses on products derived from petroleum products;

•	effects of weather, natural phenomena, terrorism, war, or other similar acts;

•	an increase in fuel economy, whether as a result of a shift by consumers to more fuel efficient vehicles, technological advances by manufacturers or federal or state regulations;

•	increasing levels of congestion in the Houston Ship Channel could result in a diversion of business to less busy ports;

•
decision by our customers or suppliers to use alternate service providers for a portion of or all of their needs, operate in different markets not served by us, reduce operations or cease operations entirely; and

•	an increase in the use of alternative fuel sources such as ethanol, biodiesel, fuel cells, solar and wind power.

We may not realize the anticipated benefits of our acquisition of Meritage.
On February 25, 2019, we completed the acquisition of Meritage Midstream ULC. We believe that the Meritage acquisition will, among other things, expand and optimize our portfolio of assets and create a more attractive Canadian growth platform. However, our assessments and expectations regarding these anticipated benefits of the Meritage acquisition may prove to be incorrect. Accordingly, there can be no assurance we will realize the anticipated benefits of the Meritage acquisition.

Certain of our operations are conducted through joint ventures which have unique risks.
Certain of our operations are conducted through joint ventures. With respect to our joint ventures, we share ownership and management responsibilities with partners that may not share our goals and objectives. Differences in views among the partners may result in delayed decisions or failures to agree on major matters, such as large expenditures or contractual commitments, the construction or acquisition of assets or borrowing money, among others. Delay or failure to agree may prevent action with respect to such matters, even though such action may serve our best interest or that of the joint venture. Accordingly, delayed decisions and disagreements could adversely affect the business and operations of the joint ventures and, in turn, our business and operations.

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

Our construction of new assets is subject to regulatory, environmental, legal and economic risks which could adversely affect our business.
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
We may face opposition to the construction and operation of our pipelines and facilities from various groups.
We may face opposition to the construction and operation of our pipelines and facilities from environmental groups, landowners, tribal groups, local groups and other advocates. Such opposition could take many forms, including organized protests, attempts to block or sabotage our operations, intervention in regulatory or administrative proceedings involving our assets, or lawsuits or other actions designed to prevent, disrupt or delay the construction and operation of our assets and business. For example, repairing our pipelines often involves securing consent from individual landowners to access their property; one or more landowners may resist our efforts to make needed repairs, which could lead to an interruption in the operation of the affected pipeline or facility for a period of time that is significantly longer than would have otherwise been the case. In addition, acts of sabotage could cause significant damage or injury to people, property or the environment or lead to extended interruptions of our operations. Any such event that interrupts the revenues generated by our operations, or which causes us to make significant expenditures not covered by insurance, could reduce our cash available for paying dividends to our Class A common stockholders and, accordingly, adversely affect our financial condition and the market price of our securities.
Changes in currency exchange rates could adversely affect our results of operations.
A portion of our revenue is generated from our operations in Canada, which use the Canadian dollar as the functional currency. Therefore, changes in the exchange rate between the U.S. dollar and the Canadian dollar could adversely affect our results of operations.
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
The success of our business depends, in part, on continued performance in our non-U.S. operations. We currently have operations in Canada, which are expected to expand with our recent acquisition of Meritage Midstream and further organic growth. In addition to the other risks described in this report on Form 10-K, there are numerous risks and uncertainties that specifically affect our non-U.S. operations. These risks and uncertainties include political and economic instability, changes in local governmental laws, regulations and policies, including those related to tariffs, investments, taxation, exchange controls, employment regulations and repatriation of earnings, and enforcement of contract and intellectual property rights. International transactions may also involve increased financial and legal risks due to differing legal systems and customs, including risks of non-compliance with U.S. and local laws affecting our activities abroad, including compliance with the U.S. Foreign Corrupt Practices Act. While these factors and the impact of these factors are difficult to predict, any one or more of them could adversely affect our financial and operational results.
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
In addition, states have adopted regulations similar to existing DOT regulations for intrastate gathering and transmission lines. We currently estimate that we will incur an aggregate cost of approximately $11.8 million during 2019 to implement necessary pipeline integrity management program testing along certain segments of our pipelines required by existing DOT and state regulations. This estimate does not include the costs, if any, of any repair, remediation, preventive or mitigating actions that may be determined to be necessary as a result of the testing program, which costs could be substantial. At this time, we cannot predict the ultimate cost of compliance with these regulations, as the cost will vary significantly depending on the number and extent of any repairs found to be necessary as a result of the pipeline integrity testing. We will continue our pipeline integrity testing programs on an on-going basis to assess and maintain the integrity of our pipelines. The results of these tests could cause us to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operations of our pipelines and, consequently, result in a reduction in our revenue and cash flows from shutting down our pipelines during the pendency of such repairs or upgrades.
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

•
federal and comparable state and foreign laws that regulate the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us or at locations to which our hazardous substances have been transported for disposal; and

•
federal and comparable state and foreign laws that regulate discharges from our facilities, require spill protection planning and preparation and set requirements for other actions for protection of waters.

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
Our storage operations are influenced by the overall forward market for crude oil and other products we store, and certain market conditions may adversely affect our financial and operating results.
Our storage operations are influenced by the overall forward market for crude oil and other products we store. A contango market (meaning that the price of crude oil or other products for future delivery is higher than the current price) is associated with greater demand for storage capacity, because a party can simultaneously purchase crude oil or other products at current prices for storage and sell at higher prices for future delivery. A backwardated market (meaning that the price of crude oil or other products for future delivery is lower than the current price) is associated with lower demand for storage capacity because a party can capture a premium for prompt delivery of crude oil or other products rather than storing it for future sale. A prolonged backwardated market, or other adverse market conditions, could have an adverse impact on our ability to negotiate favorable prices under new or renewing storage contracts, which could have an adverse impact on our storage revenues. As a result, the overall forward market for crude oil or other products may have an adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our stockholders.
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
We operate in various locations across the U.S. and Canada, which may be adversely affected by severe weather conditions and natural or man-made disasters. During periods of heavy snow, ice, rain or extreme weather conditions such as high winds, tornadoes and hurricanes or after other natural disasters such as earthquakes or wildfires, we may be unable to move our trucks between locations and our facilities may be damaged, thereby reducing our ability to provide services and generate revenues. These same conditions may cause serious damage or destruction to the property and operations of our customers. Such disruptions could potentially have a material adverse effect on our business, financial condition, results of operations and cash flows.
Climate change legislation and related regulatory initiatives could result in increased operating costs and reduced demand for our services.
Beginning in December 2009, the EPA published several findings and rulemakings under the Clean Air Act requiring the permitting and reporting of certain greenhouse gases ("GHG") including CO2 and methane. Our facilities are subject to these requirements. Operational and/or regulatory changes could require additional facilities to comply with GHG emissions reporting and permitting requirements.
On October 23, 2015, the EPA published as a final rule the Clean Power Plan, which sets interim and final CO2 emission performance rates for power generating units that are fueled by coal, oil or natural gas. The final rule is the focus of legislative discussion in the U.S. Congress and litigation in federal court. On February 10, 2016, the U.S. Supreme Court stayed the final rule, effectively suspending the duty to comply with the rule until certain legal challenges are resolved. In October 2017, the EPA proposed to repeal the Clean Power Plan. In August 2018, the EPA proposed to replace the Clean Power Plan and Affordable Clean Energy rule. The ultimate determination of the Clean Power Plan and Affordable Clean Energy rule remains uncertain. While we do not operate power plants that would be subject to the Clean Power Plan or the Affordable Clean Energy rule, it remains unclear what effect a final rule, if it comes into force, might have on the anticipated demand for natural gas, including natural gas that we gather, process, store and transport.
At the state level, more than one-third of the states, either individually or through multi-state regional initiatives, already have begun implementing legal measures to reduce emissions of GHGs, primarily through the planned development of emission inventories or regional GHG "cap and trade" programs. Although many of the state-level initiatives have to date been focused on large sources of GHG emissions, such as electric power plants, it is possible that sources such as our gas-fueled compressors and processing plants could become subject to related state regulations. Various states are also proposing or have implemented more strict regulations for GHGs that go beyond the requirements of the EPA. Some of the states have implemented regulations that require additional monitoring and reporting of methane emissions. Depending on the state programs pending implementation, we could be required to conduct additional monitoring, do additional emissions reporting and/or purchase and surrender emission allowances
Canadian federal regulations creating GHG performance standards for the transportation sector and for coal-fired electricity generation were established by the previous federal government in recent years and the oil and gas sector was targeted for similar regulations in the future. A new federal government was elected on October 19, 2015. It indicated that a key priority is to provide national leadership to reduce emission, combat climate change and price carbon, in partnership with provinces and territories. On December 12, 2015, the federal government reached an international agreement with 195 countries at the Paris Climate Conference and stated that it will support and implement policies that contribute to a low-carbon economy. In October 2016 the Federal Government ratified the Paris Agreement and implemented the pan-Canadian carbon-pricing framework, which set the price of emissions of CO2 at $50 per tonne by 2022. The implementation of the pan-Canadian framework will be left to the individual provincial governments.
The province of Alberta is currently reviewing how to integrate the pan-Canadian framework into the existing legislation for large GHG emitters. Based upon the federal carbon pricing direction, the costs of future emissions will increase from the current $20/t CO2e to $50/t CO2e in 2022. The details of which processes will be taxed is still being evaluated by the Alberta Provincial government.
Depending on the particular law, regulation or program, we could be required to incur capital expenditures for installing new monitoring equipment, acquire and surrender allowances for the GHG emissions, pay taxes related to the GHG emissions and administer and manage a GHG emissions program. We are not able at this time to estimate such increased costs; however, as is the case with similarly situated entities in the industry, they could be significant to us. While we may be able to include some or all of such increased costs in the rates charged by our pipelines, recovery of costs in all cases is uncertain and may depend on events beyond our control, including the outcome of future rate proceedings before the FERC or other regulatory bodies, and the provisions of any final legislation or other regulations. Any of the foregoing could have an adverse effect on our business, financial position, results of operations and prospects
We face intense competition in our gathering, transportation, processing, storage and marketing activities. Competition from other providers of those services that are able to supply our customers with those services at a lower price or on otherwise better terms could adversely affect our business and operating results.
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
Increasing levels of congestion in the Houston Ship Channel could result in a diversion of business to less busy ports.
Our Gulf Coast facilities are strategically situated on prime real estate located in the Houston Ship Channel, which is in close proximity to both supply sources and demand sources. In recent years, the success of the Port of Houston has led to an increase in vessel traffic driven in part by the growing overseas demand for U.S. crude, gasoline, liquefied natural gas and petrochemicals and in part by the Port of Houston’s recent decision to accept large container vessels, which can restrict the flow of other cargo. Increasing congestion in the Port of Houston could cause our customers or potential customers to divert their business to smaller ports in the Gulf of Mexico, which could result in lower utilization of our facilities.
Increased regulation of hydraulic fracturing or produced water disposal could result in reductions or delays in crude oil and natural gas production in our areas of operation, which could adversely impact our business and results of operations.
The hydraulic fracturing process has come under considerable scrutiny from sections of the public as well as environmental and other groups asserting that chemicals used in the hydraulic fracturing process could adversely affect drinking water supplies and may have other detrimental impacts on public health, safety, welfare and the environment. In addition, the water disposal process has come under scrutiny from sections of the public as well as environmental and other groups asserting that the operation of certain water disposal wells has caused increased seismic activity. The adoption of new laws or regulations imposing additional permitting, disclosures, restrictions or costs related to hydraulic fracturing or produced water disposal or prohibiting hydraulic fracturing in proximity to areas considered to be environmentally sensitive could make drilling certain wells impossible or less economically attractive. As a result, the volume of crude oil and natural gas we gather, transport and store for our customers could be substantially reduced which could have an adverse effect on our business, results of operations, financial condition and ability to pay dividends to our stockholders.
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
The market price of our Class A Common Stock may fluctuate significantly in response to various factors and events beyond our control, including the following:

•	the risk factors described in this report on Form 10-K;

•	our operating and financial results differing from that expected by securities analysts and investors;

•	the financial and stock price performance of our competitors or companies in our industry generally;

•	changes in accounting standards, policies, interpretations or principles;

•	changes in laws or regulations which adversely affect our industry or us;

•	general conditions in our customers’ industries, including changes in commodity prices; and

•	general economic conditions, prevailing interest rates and conditions in the securities markets.

Item 1B.	Unresolved Staff Comments
None.

Item 3.	Legal Proceedings
For information regarding legal proceedings, see the discussion under the captions "Environmental" and "Other matters" in Note 14 of our consolidated financial statements beginning on page F-1 of this Form 10-K, which information is incorporated by reference into this Item 3.

Item 4.	Mine Safety Disclosures
Not applicable.

Executive Officers of the Registrant
Our executive officers are elected annually by, and serve at the discretion of, our Board of Directors. Set forth below is information concerning our executive officers.

Name	Age	Position
Carlin G. Conner	51	President and Chief Executive Officer and Director
Robert N. Fitzgerald	59	Executive Vice President and Chief Financial Officer
Susan S. Lindberg	54	Executive Vice President and General Counsel
David M. Minielly	50	Executive Vice President - US Operations
Shaun M. Revere	49	Executive Vice President - US Commercial
David B. Gosse	51	Executive Vice President - Canadian Operations and Commercial

Carlin G. Conner. Mr. Conner became President, Chief Executive Officer, and a director of SemGroup in 2014. In 2000, he joined a subsidiary of Oiltanking GmbH (“Oiltanking”), an independent worldwide storage provider of crude oil, refined petroleum products, liquid chemicals, and gases. During his nearly 14 years with Oiltanking and its affiliates he focused on international business development while serving in various leadership roles. From 2012 to 2014, Mr. Conner served as managing director of Oiltanking and he served as chairman of the Board of Directors of the general partner of Oiltanking Partners, L.P., a publicly traded master limited partnership engaged in independent terminaling, storage and transportation of crude oil, refined petroleum products and liquefied petroleum gas, from 2011 to 2014. From 2012 to 2014, Mr. Conner also served as an executive board member of Marquard & Bahls, AG, the parent company of Oiltanking, where he was instrumental in defining a new strategy for the energy supply, trading, and logistics business across Europe, the Americas, Asia, and Africa. He began his career at GATX Terminals Corporation and served in various roles, including operations and commercial management. From April 2014 to October 2014, Mr. Conner served on the Board of Directors of the general partner of NGL Energy Partners LP, a publicly traded master limited partnership engaged in water solutions, crude oil logistics, NGL logistics, refined products/renewables and retail propane. He also served as chairman of the Board of Directors, President and Chief Executive Officer of the general partner of Rose Rock Midstream, L.P. (“Rose Rock”), a publicly traded master limited partnership and subsidiary of the Company, which owned and operated a diversified portfolio of midstream energy assets, from 2014 until September 2016, when SemGroup acquired all of Rose Rock. Mr. Conner holds a bachelor’s degree in environmental science from McNeese State University, where he was also named 2016 Distinguished Alumnus of the Year. In addition, he completed INSEAD and MCE executive management training in France and Belgium, respectively.

Robert N. Fitzgerald. Mr. Fitzgerald joined SemGroup in 2009 and serves as Executive Vice President and Chief Financial Officer. Mr. Fitzgerald also served as a director, Senior Executive Vice President and Chief Financial Officer of the general partner of Rose Rock from 2011 until September 2016, when SemGroup acquired all of Rose Rock. Prior to joining SemGroup, Mr. Fitzgerald served as Chief Financial Officer from 2008 to 2009 of Windsor Energy Group, a private independent oil and gas exploration and development company. He has also served from 2006 to 2008 as Executive Vice President of LinkAmerica Corp. and from 2003 until 2006 as Chief Operating Officer and Chief Financial Officer of Arrow Trucking Company, both commodity transportation companies. From 2000 to 2003, he served as Vice President, Finance of Williams Communications Group, a global communication company. Prior to that, Mr. Fitzgerald was with BP Amoco and Amoco Corporation for 20 years, working in various financial and operations positions in Tulsa, Oklahoma; Houston, Texas; Denver, Colorado; and Chicago, Illinois. Mr. Fitzgerald received a master’s degree in business administration from the University of Tulsa and a Bachelor of Business Administration degree from Western Illinois University. He is currently a member of the American Institute of Certified Public Accountants, the Institute of Management Accountants and the Institute of Internal Auditors. He is a certified public accountant.
Susan S. Lindberg. Ms. Lindberg has served as Executive Vice President and General Counsel of SemGroup since January 2019. Ms. Lindberg joined SemGroup in 2017 and served as Vice President and General Counsel of SemGroup from 2017 to 2019. She has 26 years of energy industry experience with extensive expertise in corporate governance, complex transactions, energy regulation and strategy development. From 2006 to 2017, Ms. Lindberg served as General Counsel and Corporate Secretary for Eni US Operating Co. Inc., which is part of Eni Spa, a major integrated energy company based in Italy. Before Eni, Ms. Lindberg was Assistant General Counsel at Duke Energy Corp. Previously, she was with Enron Corp., where she joined the company as Senior Counsel for Enron Transportation Services and later became a director of government affairs. Ms. Lindberg began her career as an associate in the energy section of law firm Akin, Gump, Strauss, Hauer & Feld, LLP after earning her Juris Doctorate from the University of Texas School of Law.
David M. Minielly. Mr. Minielly has served as Executive Vice President - US Operations since January 2019. Mr. Minielly joined SemGroup in 2007, serving as Vice President - Crude from 2016 to 2019, Vice President Operations for the Company’s crude business from 2010 to 2016, and Operations Manager for White Cliffs from 2007 to 2010. He also served as Vice President of Rose Rock from August 2016 until September 2016, when SemGroup acquired all of Rose Rock. Prior to joining SemGroup, Mr. Minielly held operational and environmental, health, and safety positions in the energy sector. He has 25 years of experience in the energy industry. Mr. Minielly holds a Bachelor of Science degree from Texas Christian University and a Master of Science degree from Oklahoma State University.
Shaun M. Revere. Mr. Revere has served as Executive Vice President - US Commercial since January 2019. From 2012 to 2019, Mr. Revere served as Chief Executive Officer of HFOTCO. Prior to joining HFOTCO, he served as President of Mabanaft, Inc., a physical petroleum trading business, from 2007 to 2012. From 1999 to 2007, Mr. Revere served in various commercial roles for Oiltanking Houston, a liquid terminal company, including Vice President - Marketing. Mr. Revere began his career in the energy sector in 1993 with GATX Terminals Corporation. He holds a Bachelor of Industrial Engineering degree from the Georgia Institute of Technology and a Master of Business Administration from Rice University.
David B. Gosse. Mr. Gosse has served as Executive Vice President - Canadian Operations and Commercial since January 2019. He joined SemGroup in 2011, serving as VP - Canadian Operations from 2011-2014. He has also served as Vice President and General Manager of SemCAMS ULC since 2014 and President of SemCAMS Midstream ULC since January 2019, both of which are subsidiaries of SemGroup. From 1993 to 2011, Mr. Gosse held senior operations and engineering positions in the Canadian energy and chemicals sector. He holds a bachelor’s degree in chemical engineering from Lakehead University and a Masters in Business Administration from Athabasca University.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A Common Stock trades on the New York Stock Exchange under the ticker symbol “SEMG.” At January 31, 2019, we had 2,480 holders of record of our Class A Common Stock. The following table sets forth the high and low sales prices of our Class A Common Stock (New York Stock Exchange composite transactions) during the periods indicated.

	High	Low
For the year ended December 31, 2018:
First quarter	$30.95	$20.20
Second quarter	$26.40	$20.45
Third quarter	$26.79	$20.85
Fourth quarter	$22.96	$12.86

For the year ended December 31, 2017:
First quarter	$43.05	$32.48
Second quarter	$36.65	$22.55
Third quarter	$29.05	$22.60
Fourth quarter	$30.60	$21.35
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
The following table sets forth the dividend paid in the quarter indicated.

Year Ended December 31, 2018	$/Share
First quarter	$0.4725
Second quarter	$0.4725
Third quarter	$0.4725
Fourth quarter	$0.4725

Year Ended December 31, 2017	$/Share
First quarter	$0.45
Second quarter	$0.45
Third quarter	$0.45
Fourth quarter	$0.45
Performance Graph
Set forth below is a line graph comparing the cumulative total stockholder return on our Class A Common Stock with the cumulative total return of the S&P 500 Stock Index and the Alerian MLP Infrastructure Index ("AMZIX Index") for the period from January 1, 2014 to December 31, 2018. The AMZIX Index is a liquid, midstream-focused subset of the Alerian MLP index, comprised of 25 energy infrastructure master limited partnerships. The graph was prepared assuming $100 was invested on December 31, 2013 in our Class A Common Stock, the S&P 500 Stock Index and the AMZIX Index and dividends/distributions have been reinvested subsequent to the initial investment.

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

Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases of our common stock by us during the quarter ended December 31, 2018:

	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2018 - October 31, 2018	344	$22.00	—	—
November 1, 2018 - November 30, 2018	626	19.32	—	—
December 1, 2018 - December 31, 2018	—	—	—	—
Total	970	$22.27	—	—

(1)	Represents shares of common stock withheld from certain of our employees for payment of taxes associated with the vesting of restricted stock awards.
(2)	The price paid per common share represents the closing price as posted on the New York Stock Exchange on the day that the shares were purchased.

Item 6. Selected Financial Data
Selected Consolidated Financial Data
The following table provides selected consolidated financial data as of and for the periods shown. The balance sheet data as of December 31, 2018, 2017, 2016, 2015 and 2014, and the statement of operations data for the years ended December 31, 2018, 2017, 2016, 2015 and 2014, have been derived from our audited financial statements for those dates and periods. The selected financial data provided below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included in this Form 10-K.

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(amounts in thousands, except per share amounts)
	Under ASC 606	Under ASC 605
Statement of operations data:
Total revenues	$2,503,262	$2,081,917	$1,332,164	$1,455,094	$2,122,579
Operating income	$155,811	$94,060	$121,315	$129,153	$126,993
Income (loss) from continuing operations	$(24,328)	$(17,150)	$13,263	$42,816	$52,058
Income (loss) from discontinued operations	—	—	(1)	(4)	(1)
Net income (loss)	$(24,328)	$(17,150)	$13,262	$42,812	$52,057
Net income attributable to noncontrolling interests	2,421	—	11,167	12,492	22,817
Net income (loss) attributable to SemGroup	$(26,749)	$(17,150)	$2,095	$30,320	$29,240
Income (loss) from continuing operations per share of common stock:
Basic	$(0.65)	$(0.24)	$0.04	$0.69	$0.69
Diluted	$(0.65)	$(0.24)	$0.04	$0.69	$0.68
Other financial data:
Adjusted EBITDA	$394,184	$328,303	$282,795	$305,282	$287,441
Cash dividend paid per common share	$1.89	$1.80	$1.80	$1.59	$1.03

	As of December 31,
	2018	2017	2016	2015	2014
	(amounts in thousands)
	Under ASC 606	Under ASC 605
Balance sheet data:
Total assets	$5,210,307	$5,376,817	$3,074,972	$2,853,909	$2,576,388
Long-term debt, including current portion	$2,284,834	$2,858,620	$1,050,944	$1,057,847	$753,718
Redeemable preferred stock	$359,658	—	—	—	—
Owners’ equity:
SemGroup Corporation owners’ equity	$1,490,832	$1,658,365	$1,445,965	$1,115,527	$1,149,508
Noncontrolling interests in consolidated subsidiaries	349,489	—	—	80,829	69,929
Total owners’ equity	$1,840,321	$1,658,365	$1,445,965	$1,196,356	$1,219,437
We have experienced many changes in our business during the periods shown in the table above, which significantly limits the comparability of the financial data. Such changes include, but are not limited to, various impairments of long-lived assets, gains/losses on disposal of long-lived assets, acquisitions and debt issuances. Further, we adopted Accounting Standards Codification 606 - Revenue from Contracts with Customers (“ASC 606”) on January 1, 2018, using a modified retrospective approach. As such, prior periods are presented under the revenue guidance of ASC 605 - Revenue ("ASC 605") and lack comparability with amounts reported for the current year.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
We, and our significant equity method investee, own gathering systems, transportation pipelines, crude oil transport trucks, processing plants, storage facilities and terminals in Colorado, Kansas, Louisiana, Minnesota, Montana, North Dakota, Oklahoma, Texas and Wyoming and in Alberta, Canada.
General Trends and Outlook
The prices of crude oil and natural gas have historically been volatile. For example, from January 1, 2014 to December 31, 2018, the NYMEX prompt month settle price ranged from a high of $107.26 per barrel to a low of $26.21 per barrel. The range for natural gas during that period was $6.15 to $1.64 per MMBtu. Substantial declines in crude oil and natural gas prices, particularly prolonged declines, can have negative effects on producers including:
•reduced revenue, operating income and cash flows;
•reduced volume of crude oil and natural gas that can be produced economically;
•delayed or postponed capital projects; and/or
•limited access to or increased cost of capital, such as equity and long-term debt.
The substantial declines in crude oil and natural gas prices since mid-2014 and continuing throughout 2018 have had these effects on a number of companies in the oil and gas industry, including our customers. While we do not have significant direct exposure to commodity prices, we are exposed to a reduction in volumes to be transported, stored, gathered, processed and marketed as a result of lower prices. Additionally, changes to price differentials between basins also impact our crude oil marketing operations. We were impacted by these factors in 2018 and expect them to continue in 2019.
We continue to execute on our de-leveraging strategy. We have pre-funded capital growth projects and reduced debt leverage through the issuance of subsidiary preferred equity representing a 49% interest in Maurepas Pipeline for $350 million in November of 2018 and our 2019 contribution of our Canadian business to a joint venture with KKR which returned $484 million of cash to SemGroup. We own a 51% interest in the joint venture which subsequently acquired Meritage Midstream ULC and its midstream infrastructure assets for approximately $490 million. The transaction closed on February 25, 2019.

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(Unaudited; in thousands)
	Under ASC 606	Under ASC 605
Reconciliation of net income (loss) to Adjusted EBITDA:
Net income (loss)	$(24,328)	$(17,150)	$13,262	$42,812	$52,057
Add:
Interest expense	149,714	103,009	62,650	69,675	49,044
Income tax expense (benefit)	23,304	(2,388)	11,268	33,530	46,513
Depreciation and amortization	209,254	158,421	98,804	100,882	98,397
Loss (gain) on disposal or impairment, net	(3,563)	13,333	$16,048	$11,472	32,592
Loss from discontinued operations	—	—	1	4	1
Foreign currency transaction (gain) loss	9,501	(4,709)	4,759	(1,067)	(86)
Adjustments to reflect equity earnings on an EBITDA basis	19,532	26,890	28,757	32,965	11,033
Remove loss (gain) on sale or impairment of NGL units	—	—	30,644	(14,517)	(34,211)
M&A transaction related costs	3,152	21,988	3,269	10,000	—
Inventory valuation adjustment including equity method investees	—	—	—	3,187	7,781
Pension curtailment gain	—	(3,008)	—	—	—
Employee severance and relocation expense	1,149	1,694	2,128	90	220
Unrealized loss (gain) on commodity derivatives	(5,053)	40	989	2,014	(1,734)
Change in fair value of warrants	—	—	—	—	13,423
Bankruptcy related expenses	—	—	—	224	1,310
Charitable contributions	—	—	—	—	3,379
Legal settlement expense	—	—	—	3,394	—
Recovery of receivables written off at emergence	—	—	—	—	(664)
Non-cash equity compensation	11,522	10,253	10,216	10,617	8,386
Loss on early extinguishment of debt	—	19,930	—		—
Adjusted EBITDA	$394,184	$328,303	$282,795	$305,282	$287,441

Business and Performance Drivers
We operate our core businesses through three business segments: U.S. Liquids, U.S. Gas and Canada. We generate revenue in these segments by using our assets to provide products and services to third parties and by selectively using our assets to support our marketing activities.
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

Results of Operations
Consolidated Results of Operations

	Year Ended December 31,
(in thousands)	2018	2017	2016
Revenues	$2,503,262	$2,081,917	$1,332,164
Expenses:
Costs of products sold	1,823,095	1,514,891	873,431
Operating	284,769	254,764	212,099
General and administrative	91,568	113,779	84,183
Depreciation and amortization	209,254	158,421	98,804
Loss (gain) on disposal or impairment, net	(3,563)	13,333	16,048
Total expenses	2,405,123	2,055,188	1,284,565
Earnings from equity method investments	57,672	67,331	73,757
Gain (loss) on issuance of common units by equity method investee	—	—	(41)
Operating income	155,811	94,060	121,315
Other expense (income):
Interest expense	149,714	103,009	62,650
Loss on early extinguishment of debt	—	19,930	—
Foreign currency transaction loss (gain)	9,501	(4,709)	4,759
Loss on sale or impairment of non-operated equity method investment	—	—	30,644
Other income, net	(2,380)	(4,632)	(1,269)
Total other expenses	156,835	113,598	96,784
Income (loss) from continuing operations before income taxes	(1,024)	(19,538)	24,531
Income tax expense (benefit)	23,304	(2,388)	11,268
Income (loss) from continuing operations	(24,328)	(17,150)	13,263
Loss from discontinued operations, net of income taxes	—	—	(1)
Net income (loss)	(24,328)	(17,150)	13,262
Less: net income attributable to noncontrolling interest	2,421	—	11,167
Net income (loss) attributable to SemGroup	$(26,749)	$(17,150)	$2,095
Revenue, costs of products sold and operating expenses
Revenue, costs of products sold and operating expenses are analyzed by operating segment below.
General and administrative expenses
General and administrative expenses decreased in 2018 to $91.6 million from $113.8 million in 2017. The decrease is primarily due to a reduction in acquisition related costs, the disposition of our U.K. and Mexican businesses in early 2018 and full year of expense related to our HFOTCO acquisition, which was acquired in July of 2017. Current year acquisition related costs are $2.7 million compared with $22.0 million in the prior year, primarily due to the HFOTCO acquisition. Our U.K. and Mexican businesses incurred a combined $4.1 million of general and administrative expense in the current year prior to their disposals compared with a combined $16.0 million in the prior year. The decreases in general and administrative expense were offset by an increase of $7.8 million from the prior year for the HFOTCO business as a result of a full year of operations in 2018.
General and administrative expenses increased in 2017 to $113.8 million from $84.2 million in 2016 primarily due to $26 million of HFOTCO related costs, of which $22 million were acquisition related costs. General and administrative costs for Canada increased by $3 million compared to prior year primarily due to employment costs, office costs and an increase in foreign exchange rates between periods.

Depreciation and amortization
Depreciation and amortization costs increased in 2018 to $209.3 million from $158.4 million in 2017, primarily due to a full year of depreciation and amortization from the HFOTCO acquisition and the Maurepas Pipeline which was placed in service in 2017 and other projects placed in-service during the period, partially offset by the disposition of our U.K. and Mexican businesses. The increase due to HFOTCO was $38.0 million, the increase due to the Maurepas Pipeline was $14.9 million and the decrease due to the U.K. and Mexican business dispositions was $11.7 million.
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
Loss (gain) on disposal or impairment, net
In 2018 we had a net gain on disposal or impairment of $3.6 million. The net gain was primarily a result of small gains due to the finalization of the sales of our U.K. and Mexican businesses and a post-closing adjustment of $1.4 million related to the disposal of Glass Mountain in 2017.
Loss on disposal or impairment, net in 2017 was $13.3 million. The net loss on disposal or impairment in 2017 was due to the following (in thousands):

	Segment	Loss/(Gain)
Write-down Mexican asphalt business to net realizable value	Corporate and Other	$13,511
Write-down U.K. operations to net realizable value	Corporate and Other	76,661
Sherman natural gas gathering and processing asset impairment	U.S. Gas	30,985
Crude oil trucking goodwill impairment	U.S. Liquids	26,628
Crude oil trucking intangible asset impairment	U.S. Liquids	12,087
Gain on sale of Glass Mountain	U.S. Liquids	(150,266)
Other		3,727
Loss on disposal or impairment, net		$13,333
The write-downs of the Mexican asphalt business and the U.K. operations to net realizable value was due to the businesses being categorized as held-for-sale at December 31, 2017.
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
Loss on disposal or impairment, net in 2016 was primarily due to a $13.1 million impairment of U.S. Gas goodwill as a result of producer forecast reductions following the release of the Oklahoma Corporation Commission's Regional Earthquake Response Plan which curtailed the amount of volume that can be injected into disposal wells.
Interest expense
Interest expense increased in 2018 to $149.7 million from $103.0 million in 2017. The increase is primarily the result of a net increase of $15.2 million related to the $300 million, 7.25% senior unsecured notes sold in September 2017, the $325 million, 6.375% senior unsecured notes sold in March 2017, and the early payoff of $300 million, 7.50% senior unsecured notes sold in March 2017. There was a $22.1 million increase in HFOTCO bank interest due to a full year of interest in 2018 compared to only six months interest in 2017. These net increases were offset by a net decrease in capitalized interest of $5.8 million due to fewer U.S. projects in 2018 and the initial on-line operations of the Maurepas Pipeline, offset slightly by increased projects in Canada.
Interest increased in 2017 to $103.0 million from $62.7 million in 2016. The increase is primarily the result of $28.4 million related to HFOTCO debt subsequent to acquisition including accretion of the final payment, $22.8 million attributable to the new $325 million, 6.375% senior unsecured notes sold in March 2017 and the $300 million, 7.25% senior unsecured notes sold in September 2017 and $8.6 million due to increased borrowings on SemGroup's revolving credit facility. These increases were offset by a $17.8 million decrease in interest expense due to the early payoff of $300 million, 7.50% senior unsecured notes in March 2017.
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
Foreign currency transaction loss (gain)
Foreign currency transaction changed to a loss of $9.5 million in 2018 from a gain of $4.7 million in 2017. The change is primarily due to realized and unrealized losses of $10.2 million on foreign currency forwards for purchases of Canadian dollars to limit exposure to foreign currency rate fluctuations for capital contributions to our Canadian operations compared with $2.8 million of realized and unrealized gains in the prior year. The remaining change is primarily due to foreign currency changes related to U.S. dollar denominated payables of our U.K. business which was sold in early 2018.
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
Loss on sale or impairment of non-operated equity method investment
In 2016, we incurred a $30.6 million loss due to a $39.8 million other-than-temporary impairment recorded on our NGL Energy common units, partially offset by a $9.1 million gain on the sale of remaining NGL Energy common units in 2016.

Results of Operations by Reporting Segment
U.S. Liquids

	Year Ended December 31,
(in thousands)	2018	2017	2016
Revenues
Product sales	$1,680,327	$1,299,343	$716,570
Pipeline transportation	84,878	43,642	23,099
Truck transportation	23,553	31,352	41,754
Storage fees	161,498	85,712	27,673
Facility service fees	49,896	27,657	18,283
Lease revenue	17,549	5,843	—
Total revenue	2,017,701	1,493,549	827,379
Less:
Costs of products sold	1,646,244	1,259,349	652,383
Operating expense	134,185	99,253	82,817
Unrealized gain (loss) on commodity derivatives, net	5,053	(40)	(989)
Plus:
Earnings from equity method investments	57,625	67,345	71,569
Adjustments to reflect equity earnings on an EBITDA basis	19,579	26,876	26,031
Segment profit	$309,423	$229,208	$190,768

	Year Ended December 31,
(in thousands)	2018	2017	2016
Gross product sales	$5,357,101	$4,616,804	$3,118,759
Nonmonetary transaction adjustment	(3,681,827)	(3,317,421)	(2,401,200)
Unrealized gain (loss) on commodity derivatives, net	5,053	(40)	(989)
Product sales	$1,680,327	$1,299,343	$716,570

2018 versus 2017
Revenues

Product sales increased in 2018 to $1.7 billion from $1.3 billion in 2017.
Gross product revenue increased in 2018 to $5.4 billion from $4.6 billion in 2017. The increase was primarily due to an increase in the average sales price to $65 per barrel in 2018, from an average sales price of $50 per barrel in 2017, partially offset by a decrease in the volume sold to 83 million barrels in 2018 from 92 million barrels in 2017. Volumes decreased as compared to prior year due to fewer location trades.
Gross product revenue was reduced by $3.7 billion and $3.3 billion during 2018 and 2017, respectively, in accordance with Accounting Standards Codification (ASC) 845-10-15, "Nonmonetary Transactions," ("ASC 845-10-15"). ASC 845-10-15 requires that certain transactions -- those where inventory is purchased from a customer then resold to the same customer -- to be presented in the income statement on a net basis, resulting in a reduction of revenue and costs of products sold by the same amount.
Pipeline transportation revenue increased to $84.9 million in 2018 from $43.6 million in 2017, primarily due to an increase of $37.9 million, as a result of a full year of operations on the Maurepas Pipeline, and a $3.5 million increase on the WOT due to higher transportation volumes.

Truck transportation revenue decreased to $23.6 million in 2018 from $31.4 million in 2017, due to lower transportation volumes.
Storage revenue increased to $161.5 million in 2018 from $85.7 million in 2017. The increase was primarily due to an increase of $78.1 million reflecting a full year of HFOTCO operations, partially offset by a $2.3 million decrease in crude storage compared to prior year, as the average capacity leased by storage customers decreased to 5.9 million barrels from 6.3 million barrels.
Facility service fees increased to $49.9 million in 2018 from $27.7 million in 2017. The increase was primarily due to an increase of $26.2 million reflecting a full year of HFOTCO operations, partially offset by a $4.6 million decrease at Platteville as a result of lower truck unloading volumes.
Lease revenue increased to $17.5 million in 2018 from $5.8 million in 2017. The increase was primarily due to a full year of HFOTCO operations.
Cost of Products Sold
Costs of products sold increased in 2018 to $1.7 billion from $1.3 billion in 2017. The cost of products sold reflect reductions of $3.7 billion and $3.3 billion in 2018 and 2017, respectively, in accordance with ASC 845-10-15. There was a decrease in the barrels sold, as described above, combined with an increase in the average per barrel cost of crude oil to $65 in 2018 from $50 in 2017.
Operating Expense
Operating expense increased in 2018 to $134.2 million from $99.3 million in 2017 due to a $35.9 million increase at HFOTCO reflecting a full year of operations, as well as other increases in insurance and taxes and maintenance and repair expense, partially offset by a decrease in outside services.
Unrealized Gain (Loss) on Commodity Derivatives, net
Unrealized gain (loss) on commodity derivatives, net increased in 2018 to a gain of $5.1 million from a loss of $40.0 thousand in 2017. The gain is due to open positions and changes in market prices in the current year.
Earnings from Equity Method Investments
Earnings from equity method investments decreased in 2018 to $57.6 million from $67.3 million in 2017. The decrease is primarily due to the sale of Glass Mountain and decreased earnings by White Cliffs of $7.5 million and $2.2 million, respectively.
2017 versus 2016
Revenue
Product sales increased in 2017 to $1.3 billion from $716.6 million in 2016.
Gross product revenue increased in 2017 to $4.6 billion from $3.1 billion in 2016. The increase was primarily due to an increase in the volume sold to 92 million barrels at an average sales price of $50 per barrel in 2017, from the volume sold of 75 million barrels at an average sales price of $42 per barrel in 2016. Volumes increased as compared to prior year due to additional location trades.
Gross product revenue was reduced by $3.3 billion and $2.4 billion during 2017 and 2016, respectively, in accordance with ASC 845-10-15.
Pipeline transportation revenue increased to $43.6 million in 2017 from $23.1 million in 2016. The increase was primarily the result of $20.8 million related to the start-up of the Maurepas Pipeline and a $3.7 million increase on the WOT. These increases were partially offset by a $3.6 million reduction related to the Tampa Pipeline, that was sold in the first quarter of 2017.
Truck transportation revenue decreased to $31.4 million in 2017 from $41.8 million in 2016, primarily as a result of slightly lower volumes and rates.
Storage fee revenue increased in 2017 to $85.7 million from $27.7 million in 2016. The increase was primarily due to the 2017 acquisition of HFOTCO resulting in $60.5 million of revenue, offset by a reduction in crude oil storage revenue of

$2.2 million, mainly resulting from scheduled tank cleanings, as the average capacity leased by storage customers decreased to 6.2 million barrels from 6.6 million barrels. The remainder is due to decreases in pump-over revenue of $0.7 million, third-party unloading revenue of $0.3 million and other revenue of $0.2 million.
Facility service fees increased to $27.7 million in 2017 from $18.3 million in 2016. The increase was primarily due to an increase of $10.6 million reflecting the 2017 acquisition of HFOTCO, partially offset by a $1.2 million decrease at Platteville as a result of lower truck unloading volumes.
Costs of Products Sold
Costs of products sold increased in 2017 to $1.3 billion from $652.4 million in 2016. The cost of products sold reflects reductions of $3.3 billion and $2.4 billion in 2017 and 2016, respectively, in accordance with ASC 845-10-15. There was an increase in the barrels sold, as described above, combined with an increase in the average per barrel cost of crude oil to $50 in 2017 from $41 in 2016.
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
Operating Expense
Operating expense increased in 2017 to $99.3 million from $82.8 million in 2016 due to a $15.3 million increase as a result of the acquisition of HFOTCO during 2017.

U.S. Gas

	Year Ended December 31,
(in thousands)	2018	2017	2016
Revenues
Product sales	$210,827	$180,581	$167,319
Service fees	54,494	52,637	51,651
Total revenue	265,321	233,218	218,970
Less:
Cost of products sold	165,508	135,689	120,516
Operating expense	32,743	29,724	31,924
Segment profit	$67,070	$67,805	$66,530
2018 versus 2017
Revenues
Revenues increased in 2018 to $265.3 million from $233.2 million in 2017. The increase is primarily due to higher volumes (134,135 MMcf in 2018 compared to 101,709 MMcf for 2017) and higher average NGL basket price of $0.86/gallon in 2018 versus $0.85/gallon in 2017. The increase was partially offset by lower average natural gas NYMEX price of $3.09/MMbtu in 2018 versus $3.11/MMbtu in 2017. Volume increases are primarily due to Stack production, offset by reduced Mississippi Lime drilling, coupled with natural well production declines.

Gathering and processing fee revenue increased in 2018 to $54.5 million from $52.6 million in 2017. In the current year, certain fees are reported as gathering and processing fee revenue under ASU 2016-15 - “Revenue from Contracts with Customers” (“ASC 606”), whereas in the prior year these amounts were reported as reductions to cost of sales under ASC 605. The current year includes $15.0 million of fee revenue which would have been included as a reduction to cost of sales under the prior year methodology. Exclusive of the impact of ASC 606, fee revenue decreased by $13.1 million due lower product recovery fees and unfavorable contract mix, partially offset by higher volumes.

Cost of Products Sold
Cost of products sold increased in 2018 to $165.5 million from $135.7 million in 2017. The increase was primarily due to higher NGL prices, the impact of ASC 606 discussed above, offset by lower Mississippi Lime volumes and lower natural gas prices.
Operating Expense
Operating expense increased slightly in 2018 to $32.7 million from $29.7 million in 2017. This increase was primarily due to compression overhauls, turbine maintenance, and employee costs.
2017 versus 2016
Revenue
Revenue increased in 2017 to $233.2 million from $219.0 million in 2016. The increase was primarily due to a higher average natural gas NYMEX price of $3.108/MMbtu in 2017 versus $2.46/MMbtu in 2016, a higher average NGL basket price of $0.85/gallon in 2017 versus $0.65/gallon in 2016, and increased fees of $53 million in 2017 versus $52 million in 2016 due to higher rates. The increase was offset, in part, by lower volume (101,709 million cubic feet in 2017 versus 116,748 million cubic feet in 2016).
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

Canada

	Year Ended December 31,
(in thousands)	2018	2017	2016
Revenues
Service fees	$134,059	$120,575	$75,715
Other revenues	59,075	62,657	57,501
Total revenue	193,134	183,232	133,216
Less:
Cost of products sold	347	113	122
Operating expense	111,457	106,845	79,830
Segment profit	$81,330	$76,274	$53,264
2018 versus 2017
Revenue
Revenue increased in 2018 to $193.1 million from $183.2 million in 2017. This increase is primarily due to higher operating costs recoveries of $5.2 million, changes in foreign currency exchange rates between periods of $1.7 million and higher gathering and processing revenue of $1.3 million. These increases were offset, in part, by true-ups of take-or-pay minimum volumes commitments of $3.6 million. Further, a 31-day planned outage at the KA plant in 2018 decreased gathering and processing revenue by $2.2 million. This was offset by the 2017 planned outage at the K3 plant which decreased gathering and processing revenue by $2.5 million.
Additionally, subsequent to the adoption of ASC 606, we recognized $4.5 million of revenue, to recognize certain deficiencies on take-or-pay agreements for which there is a contractual make-up period. Under ASC 605, revenue related to deficiencies with a make-up period was deferred until the contractual right to make up a deficiency expired. Under ASC 606, we can recognize all or a portion of revenue related to deficiencies before the make-up period expires if we determine that it is probable that the customer will not make-up all or some of its deficient volumes, for example if there is insufficient capacity to make up the deficient volumes in future periods.
Operating Expense
Operating expense increased in 2018 to $111.5 million from $106.8 million in 2017. This increase is primarily due to turnaround costs related to the KA plant of $25.6 million, higher power costs of $5.0 million, and changes in foreign currency exchange rates between periods of $1.4 million. These increases were offset, in part, by turnaround costs in 2017 for the K3 plant of $27.2 million.
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

Corporate and Other

	Year Ended December 31,
(in thousands)	2018	2017	2016
Revenues	$27,106	$171,918	$152,599
Less:
Costs of products sold	10,996	119,740	100,410
Operating expense	6,384	18,942	17,528
Plus:
Earnings from equity method investments	47	(14)	2,147
Adjustments to reflect NGL Energy equity earnings on a cash basis	(47)	14	2,726
Segment profit	$9,726	$33,236	$39,534
Corporate and Other is not an operating segment. This table is included to permit the reconciliation of segment information to that of the consolidated Company. The amounts reported for the year ended December 31, 2016 above have been recast to include our former U.K. and Mexico segments which, subsequent to our acquisition of HFOTCO, were no longer expected to be significant for separate presentation. The main activities of our U.K. operations were the receipt, storage and redelivery of clean petroleum and crude oil products via sea-going vessels. Our U.K. revenue was based on fixed-fee storage tank leases and related services. Revenue from our Mexico operations was based on contractual arrangements with customers for liquid asphalt cement. Our U.K. operations and Mexico operations were sold in 2018. Earnings from equity method investments in the table above relates to our investments in NGL Energy.
2018 versus 2017
The decreases in revenues, cost of products sold and operating expenses are due to the disposal of our U.K. operations and Mexican asphalt business in early 2018 compared with a full year of operations for both entities in the prior year.

2017 versus 2016
Revenues
The increase in revenue relates primarily to higher revenues in our Mexico operations ($155 million in 2017 compared to $139 million in 2016), mostly due to higher product sales prices, partially offset by slightly lower volume and foreign exchange impacts between periods. Revenue in our U.K. operations increased to $28 million in 2017 compared to $25 million in 2016, primarily as a result of increased storage volume thereby creating increased throughput revenue and storage volume and price variances. The remaining change was primarily due to an increase in the intersegment eliminations which are reported in Corporate and Other. Intersegment revenues relate to product sales from our U.S. Gas segment to our U.S. Liquids segment.
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

Liquidity and Capital Resources
Sources and Uses of Cash
Our principal sources of short-term liquidity are cash generated from our operations and borrowings under our revolving credit facilities. The consolidated cash balance on December 31, 2018 was $86.7 million. Of this amount, $17.1 million was held in Canada and may be subject to tax if transferred to the U.S. Potential sources of long-term liquidity include issuances of debt securities and equity securities and the sale of assets. Our primary cash requirements currently are operating expenses, capital expenditures, debt payments and our quarterly dividends. In general, we expect to fund:

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
The following table summarizes our changes in unrestricted cash for the periods presented:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Statement of cash flow data:
Cash flows provided by (used in):
Operating activities	$269,704	$140,476	$169,974
Investing activities	(229,670)	(439,801)	(228,284)
Financing activities	(45,004)	315,256	75,909
Subtotal	(4,970)	15,931	17,599
Effect of exchange rate on cash and cash equivalents	(2,074)	3,552	(1,479)
Change in cash and cash equivalents	(7,044)	19,483	16,120
Cash and cash equivalents at beginning of period	93,699	74,216	58,096
Cash and cash equivalents at end of period	$86,655	$93,699	$74,216
Operating Activities
The components of operating cash flows can be summarized as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Net income (loss)	$(24,328)	$(17,150)	$13,262
Non-cash expenses, net	248,219	190,649	178,678
Changes in operating assets and liabilities	45,813	(33,023)	(21,966)
Net cash flows provided by operating activities	$269,704	$140,476	$169,974
2018 Compared to 2017
Adjustments to net income for non-cash expenses increased to $248.2 million in 2018 from $190.6 million in 2017. Significant changes from prior year include:

•	$50.8 million increase in depreciation and amortization expense primarily due to the HFOTCO acquisition and completion of the Maurepas Pipeline;

•
$18.1 million due to a deferred tax expense in the current year compared to deferred tax benefit in the prior year, primarily as a result of the change to the federal statutory income tax rate and other discrete tax items in 2017;

•
$14.2 million due to current year currency losses as compared to prior year currency gains primarily due to foreign currency forwards for purchases of Canadian dollars to limit exposure to foreign currency rate fluctuations for capital contributions to our Canadian operations;

•
$9.7 million reduction in earnings from equity method investments due to the sale of Glass Mountain Pipeline in December 2017, as well as rate reductions on White Cliffs Pipeline partially offset by higher volumes;

•	$4.7 million increase in write-downs of inventory to net realizable value;

•	$3.0 million due to a pension curtailment gain related to the HFOTCO pension which was curtailed subsequent to acquisition in the prior year;

•	$1.4 million amortization of debt costs; and

•	$1.3 million non-cash equity compensation.
These increases to the adjustments to net income for non-cash expenses, net were offset by decreases due to:

•	a decrease of $19.9 million in loss on the early extinguishment of our 2021 Notes in the prior year;

•
a decrease of $16.9 million in losses on disposal and impairments primarily due to small current year gains from the finalization of the sales of our U.K. and Mexican businesses and a post-closing adjustment related to our Glass Mountain disposal compared to prior year gain on disposal of Glass Mountain offset by impairments related to the held for sale status of our Mexican asphalt business and our U.K. operations and impairments to U.S. Gas and U.S. Liquids assets; and

•	a $9.1 million decrease in distributions from equity method investees primarily due to the disposition of Glass Mountain in the prior year.
Changes in operating assets and liabilities during the year ended December 31, 2018 relative to the prior year-end consisted primarily of:

•	a $52.2 million decrease in inventory due to a reduction in the number of barrels on hand and crude oil price declines compared to prior year end;

•	a $79.3 million decrease in accounts receivable, including receivable from affiliates, generally due to timing of sales and changes in commodity prices and volumes;

•	a $3.4 million increase in other current assets and a $1.6 million increase in other assets; and

•	a $82.0 million decrease in accounts payable, including payable to affiliates, and accrued liabilities generally due to timing of purchases and changes in commodity prices and volumes.
2017 Compared to 2016
Non-cash expenses increased to $190.6 million in 2017 from $178.7 million in 2016. Significant changes from prior year include:

•	a $59.6 million increase in depreciation and amortization expense primarily due to the HFOTCO acquisition;

•	a $19.9 million loss on the early extinguishment of our 2021 Notes in the current year;

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

•	a $9.5 million decrease due to currency gains as compared to prior year currency losses;

•	a $3.0 million decrease due to a pension curtailment gain related to the HFOTCO pension which was curtailed subsequent to acquisition; and

•
a decrease of $2.7 million in losses on disposal and impairments primarily due to gain on disposal of Glass Mountain offset by impairments related to the held for sale status of our Mexican asphalt business and our U.K. operations and impairments to U.S. Gas and U.S. Liquids assets.

Changes in operating assets and liabilities during the year ended December 31, 2017 relative to the prior year-end consisted primarily of:

•	$213.6 million increase in accounts receivable, including receivable from affiliates, generally due to higher commodity prices and volumes;

•	$17.9 million increase in inventory primarily due to increased inventory of our U.S. Liquids segment due to an additional 0.3 million barrels of crude oil on hand at a higher weighted average cost;

•	$190.4 million increase in accounts payable, including payable to affiliates, and accrued liabilities generally due to higher prices and volumes and timing of purchases; and

•	$19.4 million increase in other noncurrent liabilities primarily due to accretion of the final payment in the HFOTCO acquisition.

Investing Activities
For the year ended December 31, 2018, we had net cash outflows of $229.7 million, primarily as a result of $390.7 million in capital expenditures and $7.8 million in contributions to equity method investments. These cash outflows were offset, in part, by cash inflows of $147.8 million in proceeds from business divestitures and $19.1 million in distributions from equity method investments in excess of equity in earnings. Capital expenditures included our Canada segment's Wapiti expansion and our U.S. Liquids segment's expansion projects at our Gulf Coast terminal. Distributions in excess of equity earnings represent cash distributions from White Cliffs in excess of our cumulative equity in earnings and are accounted for as a return of investment.
For the year ended December 31, 2017, we had net cash outflows of $439.8 million, primarily as a result of $462.7 million in capital expenditures, $294.2 million cash paid as a portion of the first payment to acquire HFOTCO and $26.4 million in contributions to equity method investments. These cash outflows were offset, in part, by cash inflows of $314.8 million in proceeds from the sale of long-lived assets, primarily due to the Glass Mountain disposal, and $28.8 million in distributions from equity method investments in excess of equity in earnings. Capital expenditures included the U.S. Liquids segment's projects including the Maurepas Pipeline project, our U.S. Gas segment's northern Oklahoma expansion projects and our Canada segment's Wapiti expansion. Distributions in excess of equity earnings represent cash distributions from White Cliffs and Glass Mountain in excess of our cumulative equity in earnings and are accounted for as a return of investment.
For the year ended December 31, 2016, we had net cash outflows of $228.3 million, primarily as a result of $312.5 million in capital expenditures and $4.2 million in contributions to equity method investments. These cash outflows were offset, in part, by cash inflows of $60.5 million in proceeds from the sale of common units of NGL Energy, an equity method investee, and $27.7 million in distributions from equity method investments in excess of equity in earnings. Capital expenditures included the U.S. Liquids segment's projects including the Maurepas Pipeline project, our U.S. Gas segment's northern Oklahoma expansion projects and our Canada segment's Wapiti expansion. Distributions in excess of equity earnings represent cash distributions from White Cliffs and Glass Mountain in excess of our cumulative equity in earnings and are accounted for as a return of investment.
Financing Activities
For the year ended December 31, 2018, we had net cash outflows of $45.0 million, primarily as a result of $1.3 billion of borrowings (offset by $1.8 billion of principal payments including the final HFOTCO payment), $350.0 million of proceeds from the issuance of Maurepas Pipeline Class B shares, $342.3 million of net proceeds from the issuance of SemGroup Series A Cumulative Perpetual Convertible Preferred Stock, partially offset by $148.5 million of dividends paid, $4.7 million of payments related to debt issuances and $2.9 million of distributions to noncontrolling interests related to the Maurepas Pipeline Class B shares.
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
Long-term Debt
SemGroup Senior Unsecured Notes
At December 31, 2018, we had outstanding $400 million of 5.625% senior unsecured notes due 2022, $350 million of 5.625% senior unsecured notes due 2023, $325 million of 6.375% senior unsecured notes due 2025 and $300 million of 7.250% senior unsecured notes due 2026 (collectively, the "Notes"). The Notes are governed by indentures, as supplemented, between the Company and its subsidiary guarantors and Wilmington Trust, N.A., as trustee (the “Indentures”). The Indentures include customary covenants and events of default.
At December 31, 2018, we were in compliance with the terms of the Indentures.

SemGroup Revolving Credit Facility
At December 31, 2018, we had $119.5 million of cash borrowings outstanding under our $1.0 billion revolving credit facility. In addition, we had $24.3 million in outstanding letters of credit on that date. The maximum letter of credit capacity under this facility is $250 million. The facility can be increased up to $300 million with the consent of the administrative agent. The credit agreement expires on March 15, 2021.
The credit agreement includes customary affirmative and negative covenants, including limitations on the creation of new indebtedness, liens, sale and lease-back transactions, new investments, making fundamental changes including mergers and consolidations, making of dividends and other distributions, making material changes in our business, modifying certain documents and maintenance of a consolidated leverage ratio, a senior secured leverage ratio and an interest coverage ratio. In addition, the credit agreement prohibits any commodity transactions that are not permitted by our Risk Governance Policies.
The terms of our credit facility restrict, to some extent, the payment of cash dividends on our common stock. The credit agreement is guaranteed by all of our wholly-owned, material domestic subsidiaries and secured by a lien on substantially all of our property and assets, subject to customary exceptions.
At December 31, 2018, we had available borrowing capacity of $856.2 million under this facility.
HFOTCO Credit Agreement
On June 26, 2018, HFOTCO and Buffalo Gulf Coast Terminals LLC ("BGCT") entered into an Amendment and Restatement Agreement (the “Amendment and Restatement Agreement”). Pursuant to the Amendment and Restatement Agreement, the HFOTCO credit agreement was amended and restated in its entirety (as so amended and restated, the “Restated HFOTCO Credit Agreement”).
The Restated HFOTCO Credit Agreement increased the aggregate term loans incurred thereunder to $600 million, terminated the HFOTCO $75.0 million revolving credit facility, and extended the maturity date of the term loans to June 26, 2025 (the “Maturity Date”). In addition, HFOTCO may incur additional term loans in an aggregate amount not to exceed the greater of $120 million and a measure of HFOTCO’s EBITDA, defined in the credit agreement, at the time of determination, plus additional amounts subject to satisfaction of certain leverage-based criteria, subject to receiving commitments for such additional term loans from either new lenders or increased commitments from existing lenders. The term loan B was issued at a discount of $1.5 million.
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
SemCAMS Midstream

On February 25, 2019, SemCAMS Midstream entered into a credit agreement providing for a C$350.0 million senior secured term loan facility and a C$450.0 million senior secured revolving credit facility. For additional information, refer to Note 26 of our consolidated financial statements beginning on page F-1 of this Form 10-K.
Shelf Registration Statement
We have access to a universal shelf registration statement which provides us the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and our capital needs. This shelf registration statement expires in March 2019 and we intend to file a new universal shelf registration statement in March 2019.
We have also established an "at the market" offering program under the existing shelf registration statement, which provides for the offer and sale, from time to time, of common shares having an aggregate offering price of up to $300 million. We are able to make sales in transactions at prices which are prevailing market prices at the time of sale, prices related to market prices or at negotiated prices. Such sales may be made pursuant to an Equity Distribution Agreement between us and certain agents who may act as sales agents or purchase for their own accounts as principals. To date, there have been no such sales.
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

During the year ended December 31, 2018, we spent $390.7 million (cash basis), on capital projects. Projected capital expenditures, excluding capitalized interest, for 2019 are estimated at $262 million in expansion projects, including capital contributions to equity method investees to fund growth projects and $45 million in maintenance projects. These estimates may change as future events unfold. See "Cautionary Note Regarding Forward-Looking Statements."
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
SemGroup Dividends
The table below sets out the dividends declared and/or paid by SemGroup for the periods indicated.

Quarter Ended	Record Date	Payment Date	Dividend Per Share
March 31, 2017	March 7, 2017	March 17, 2017	$0.45
June 30, 2017	May 15, 2017	May 26, 2017	$0.45
September 30, 2017	August 18, 2017	August 28, 2017	$0.45
December 31, 2017	November 20, 2017	December 1, 2017	$0.45

March 31, 2018	March 9, 2018	March 19, 2018	$0.4725
June 30, 2018	May 16, 2018	May 25, 2018	$0.4725
September 30, 2018	August 20, 2018	August 28, 2018	$0.4725
December 31, 2018	November 16, 2018	November 26, 2018	$0.4725

March 31, 2019	March 4, 2019	March 14, 2019	$0.4725

On January 19, 2018, we sold to certain institutional investors, in a private placement, an aggregate of 350,000 shares of our Series A Cumulative Perpetual Convertible Preferred Stock, par value $0.01 per share (the “Preferred Stock”), convertible into shares of our Class A common stock. Holders of the Preferred Stock will receive quarterly distributions equal to an annual rate of 7.0% ($70.00 per share annualized) of $1,000 per share of Preferred Stock, subject to certain adjustments. With respect to any quarter ending on or prior to June 30, 2020, we may elect, in lieu of paying a distribution in cash, to have the amount that would have been payable if such dividend had been paid in cash added to the Liquidation Preference.
On February 20, 2019, we declared a dividend, in the aggregate, of $6.4 million to the holders of Preferred Stock. We elected to have the $6.4 million, that would have been paid in cash as a dividend, added to the liquidation preference of such shares as a payment-in-kind. The payment-in-kind on the shares of Preferred Stock is March 1, 2019, and the record date is February 22, 2019.
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
Customer Concentration
Shell Trading (US) Company, a customer of our U.S. Liquids segment, accounted for more than 10% of our consolidated revenue for the year ended December 31, 2018, at approximately 26%. The contracts from which our revenues are derived from this customer primarily relate to our crude marketing operations and are for crude oil purchases and sales at market prices. We are not substantially dependent on such contracts and believe that if we were to lose any or all of these contracts, they could be readily replaced under substantially similar terms. Although we have contracts with customers of varying durations, if one or more of our major customers were to default on their contract, or if we were unable to renew our contract with one or more of these customers on favorable terms, we might not be able to replace any of these customers in a timely fashion, on favorable terms or at all. In any of these situations, our revenues and our ability to pay cash dividends to our stockholders may be adversely affected. We expect our exposure to risk of non-payment or non-performance to continue as long as we remain substantially dependent on a relatively small number of customers for a substantial portion of our revenues.
Our U.S. Gas segment has a significant concentration of producers which account for a large portion of our U.S. Gas segment's volumes. During the year ended December 31, 2018, three producers accounted for approximately 89% of our total processed volumes. During the year ended December 31, 2018, two producers accounted for 83% of our total gathered volumes. Additionally, all of the gathering and processing volumes from these customers are produced in the Northern Oklahoma region.
Our Canada segment's processing plants require a minimum rate of sulfur tonnage to operate and to comply with the regulatory requirements for air emissions.  We have several large producers that provide significant sour gas to our plants.  If these producers shut in their sour gas production due to current or future commodity prices, it could result in regulatory non-compliance, as well as operating and financial impacts to our Canada segment. We expect to mitigate this risk for our KA plant through a sulfur turn-down project that was placed into service in 2018.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

Commitments
Contractual Obligations
In the ordinary course of business we enter into various contractual obligations for varying terms and amounts. The following table includes our contractual obligations as of December 31, 2018, and our best estimate of the period in which the obligation will be settled (in thousands):

	2019	2020	2021	2022	2023	Thereafter
Long-term debt (1)	$6,000	$6,000	$125,500	$406,000	$356,000	$1,417,000
Interest (1)	132,128	132,253	125,942	114,056	99,408	328,803
Operating leases	5,795	5,796	5,312	3,455	2,453	40,551

Take-or-pay commitments (2)	31,648	28,814	20,313	20,136	16,350	6,816
Purchase commitments (3)	981,273	—	—	—	—	—
Capital expenditure expansion projects	104,400	—	—	—	—	—
Total	$1,261,244	$172,863	$277,067	$543,647	$474,211	$1,793,170

(1)	Assumes interest rates, fee rates and letters of credit and loans outstanding as of December 31, 2018, and that same remain constant thereafter until maturity except for required principal payments.

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

In addition to the items in the table above, we have entered into various operational commitments and agreements related to pipeline operations and to the marketing, transportation, terminalling and storage of petroleum products. We have also entered into certain derivative instruments. See Note 14 of our consolidated financial statements beginning on page F-1 of this Form 10-K.
Letters of Credit
In connection with our purchasing activities, we provide certain suppliers and transporters with irrevocable standby letters of credit to secure our obligation for the purchase of petroleum products. Our liabilities with respect to these purchase obligations are recorded as accounts payable on our balance sheet in the month the petroleum products are purchased. Generally, these letters of credit are issued for 70-day periods (with a maximum of 364-day periods) and are terminated upon completion of each transaction. At December 31, 2018 and December 31, 2017, we had outstanding letters of credit of approximately $43.4 million and $110.8 million, respectively.

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

Income Taxes
At December 31, 2018, we had a cumulative U.S. federal net operating loss of approximately $535.6 million that can be carried forward to apply against taxable income generated in future years. $350.4 million of this carryforward has an indefinite carryforward period and the remaining carryforward begins to expire in 2031. We had cumulative U.S. state net operating losses of approximately $371.0 million available for carryforward, which begin to expire in 2019. We had foreign net operating losses of $0.8 million available for carryforward, which begin to expire in 2025. We had foreign tax credits of approximately $44.6 million available for carryforward, which begin to expire in 2020. We had interest expense limitation of $31.8 million available for indefinite carryforward.
Considerable judgment is required to determine the tax treatment of a particular item that involves interpretations of complex tax laws. We are subject to examination by taxing authorities for income tax returns filed in the U.S. federal jurisdiction and various state and foreign jurisdictions including Canada.
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
Estimation of future economic benefit requires management to make assumptions about numerous variables including selling prices, costs, the level of activity and appropriate discount rates. When goodwill balances are material, such as with our HFOTCO acquisition, relatively minor revisions to assumptions could result in a material future impairment. If it is determined that the fair value of a reporting unit is below its carrying amount, our goodwill will be impaired at that time.
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
Commodity Price Risk
The table below outlines the range of NYMEX prompt month daily settle prices for crude oil and natural gas futures, and the range of daily propane spot prices provided by an independent, third-party broker for the years ended December 31, 2018, 2017 and 2016.

	Light Sweet Crude Oil Futures ($ per Barrel)	Mont Belvieu (Non-LDH) Spot Propane ($ per Gallon)	Henry Hub Natural Gas Futures ($ per MMBtu)
Year Ended December 31, 2018
High	$76.41	$1.10	$4.84
Low	$42.53	$0.61	$2.55
High/Low Differential	$33.88	$0.49	$2.29

Year Ended December 31, 2017
High	$60.42	$1.01	$3.42
Low	$42.53	$0.57	$2.56
High/Low Differential	$17.89	$0.44	$0.86

Year Ended December 31, 2016
High	$54.06	$0.71	$3.93
Low	$26.21	$0.29	$1.64
High/Low Differential	$27.85	$0.42	$2.29
Revenue from our asset-based activities is dependent on throughput volume, tariff rates, the level of fees generated from our pipeline systems, capacity leased to third parties, capacity that we use for our own operational or marketing activities and the level of other fees generated at our terminalling and storage facilities. Profit from our marketing activities is dependent on our ability to sell petroleum products at prices in excess of our aggregate cost. Margins may be affected during transitional periods between a backwardated market (when the prices for future deliveries are lower than the current prices) and a contango market (when the prices for future deliveries are higher than the current prices). Certain of our petroleum product marketing activities are generally not directly affected by the absolute level of petroleum product prices, but are affected by overall levels of supply and demand for petroleum products and relative fluctuations in market-related indices at various locations.
However, our U.S. Gas segment has exposure to commodity price risk because of the nature of certain contracts for which our fee is based on a percentage of proceeds or index related to the prices of natural gas, natural gas liquids and condensate. Given current volumes, liquid recoveries and contract terms, we estimate the following sensitivities over the next twelve months:

•	A 10% increase in the price of natural gas and natural gas liquids results in approximately a $4.0 million increase to gross margin.

•	A 10% decrease in those prices would have the opposite effect.
The above sensitivities may be impacted by changes in contract mix, change in production or other factors which are outside of our control.
Additionally, based on our open commodity derivative contracts at December 31, 2018, an increase in the applicable market price or prices for each derivative contract would result in a decrease in our crude oil sales revenues. Likewise, a decrease in the applicable market price or prices for each derivative contract would result in an increase in our crude oil sales revenues. However, the increases or decreases in crude oil sales revenues we recognize from our open commodity derivative contracts are substantially offset by higher or lower crude oil sales revenues when the physical sale of the product occurs. These contracts may be for the purchase or sale of crude oil or in markets different from the physical markets in which we are attempting to hedge our exposure, or may have timing differences relative to the physical markets. As a result of these factors, our hedges may not eliminate all price risks.
The notional volumes and fair value of our commodity derivatives open positions at December 31, 2018, as well as the change in fair value that would be expected from a 10% market price increase or decrease, is shown in the table below (in thousands):

	Notional Volume (Barrels)	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease	Settlement Date
Crude Oil:
Futures contracts	861	$3,685	$(3,900)	$3,900	January - May 2019
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
Interest Rate Risk
We use variable rate debt and are exposed to market risk due to the floating interest rates on our credit facilities. Therefore, from time-to-time we may use interest rate derivatives to manage interest obligations on specific debt issuances. Our variable rate debt bears interest at LIBOR or prime, subject to certain floors, plus the applicable margin. At December 31, 2018, an increase in these base rates of 1%, above the base rate floors, would increase our interest expense by $10.6 million per year. Increases in interest expense due to an increase in interest rates as presented above, would have been partially offset by a $4.2 million reduction in interest expense from interest rate swaps, discussed below.
The average interest rates presented below are based upon rates in effect at December 31, 2018 and December 31, 2017. The carrying value of the variable rate instruments in our credit facilities approximate fair value primarily because our rates fluctuate with prevailing market rates.

The following table summarizes our debt obligations:

Liabilities	December 31, 2018		December 31, 2017
Long-term debt—variable rate	$935.5	million	$948.1	million
Average variable interest rate	4.93%		4.32%
Short-term debt—variable rate	$6.0	million	$5.5	million
Average variable interest rate	5.28%		5.19%
Long-term debt—fixed rate	$1,375.0	million	$1,375.0	million
Average fixed interest rate	6.16%		6.16%
We have interest rate swaps which allow us to limit exposure to interest rate fluctuations. The swaps only apply to a portion of our outstanding debt and provide only partial mitigation of interest rate fluctuations. We have not designated the swaps as hedges, as such changes in the fair value of the swaps are recorded through current period earnings as a component of interest expense. At December 31, 2018 and December 31, 2017, we had interest rate swaps with notional values of $524.3 million and $491.1 million, respectively. At December 31, 2018 and December 31, 2017, the fair value of our interest rate swaps was $1.5 million and $1.2 million, respectively, which was reported within "other current liabilities" and "other noncurrent liabilities” in our condensed consolidated balance sheet. For the years ended December 31, 2018 and 2017, we recognized realized and unrealized gains of $0.2 million and $1.1 million, respectively, related to interest rate swaps.
Currency Exchange Risk
The cash flows relating to our Canada operations are based on the U.S. dollar equivalent of such amounts measured in Canadian dollars. Assets and liabilities of our Canadian subsidiaries are translated to U.S. dollars using the applicable exchange rate as of the end of a reporting period. Revenue, expenses and cash flows are translated using the average exchange rate during the reporting period.
A 10% change in the average exchange rate during the years ended December 31, 2018 and 2017, would change operating income by $12.9 million and $7.7 million, respectively.
We have foreign currency forwards primarily to purchase Canadian dollars to limit exposure to foreign currency rate fluctuations for capital contributions to our Canadian operations. We have not designated the forwards as hedges, as such changes in the fair value of the forwards are recorded through current period earnings as a component of foreign currency translation gain/loss. At December 31, 2018 and December 31, 2017, we had foreign currency forwards with notional values of $56.1 million and $197.7 million, respectively. At December 31, 2018 and December 31, 2017, the fair value of our foreign currency swaps was $3.0 million and $2.6 million, respectively, which is reported within "other current liabilities" and "other noncurrent assets, net", respectively, in our consolidated balance sheet. For the year ended December 31, 2018, we recognized realized and unrealized losses of $10.2 million, related to foreign currency forwards. For the year ended December 31, 2017, we recognized realized and unrealized gains of $2.8 million, related to foreign currency forwards. We did not have any foreign currency forwards during the year ended December 31, 2016.
Based on the exchange rates at December 31, 2018, a 1% increase in the USD/CAD foreign exchange rate would result in a $0.9 million gain, while a 1% decrease in the USD/CAD foreign exchange rate would have the opposite effect.

Item 8. Financial Statements and Supplementary Data
The consolidated financial statements of the Company required to be included in this Form 10-K appear immediately following the signature page to this Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) are effective as of December 31, 2018. This conclusion is based on an evaluation conducted under the supervision and participation of our Chief Executive Officer and Chief Financial Officer along with our management. Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.
Our internal control over financial reporting as of December 31, 2018, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report that is included herein.

Changes in Internal Control over Financial Reporting
None

Item 9B. Other Information
None

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item concerning our directors and corporate governance matters is incorporated by reference to the information in the sections entitled “PROPOSAL 1 – ELECTION OF DIRECTORS” and “CORPORATE GOVERNANCE,” respectively, of our Proxy Statement for the 2019 Annual Meeting of Stockholders (the “Proxy Statement”). The information required by this item with respect to the Section 16 ownership reports is incorporated by reference to the section entitled “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Proxy Statement. The information required by this item with respect to our executive officers is included in Part I of this Form 10-K under the section entitled “Executive Officers of the Registrant.” A copy of our Code of Business Conduct and Ethics is posted on our website at www.semgroup.com.

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

2.3
Membership Interest Purchase Agreement, dated as of January 5, 2018, between SemMaterials, L.P. and SemMexico, L.L.C. and Ergon Asfaltos Mexico HC, LLC, Ergon Mexico HC, LLC, and Ergon Asphalt & Emulsions, Inc. (filed as Exhibit 2 to our current report on Form 8-K dated March 15, 2018, filed March 20, 2018).

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

4.9
Amended and Restated Bond Indenture, dated as of August 19, 2014, between Harris County Industrial Development Corporation and The Bank of New York Mellon Trust Company, National Association, as trustee, relating to $75 million Series 2010 Marine Terminal Revenue Bonds (filed as Exhibit 4.1 to our current report on Form 8-K dated July 17, 2017, filed July 17, 2017).

4.10
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

4.14
Amendment No. 2 to Continuing Covenant Agreement, dated as of June 26, 2018, between HFOTCO LLC, as obligor, Buffalo Gulf Coast Terminals, LLC, as the parent, Bank of America, N.A., as administrative agent and collateral agent, and the bondholders party thereto (filed as Exhibit 10.2 to our current report on Form 8-K dated June 26, 2018, filed July 2, 2018).

4.15
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

4.21
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

10.3
Second Amendment to Amended and Restated Credit Agreement, dated as of February 20, 2018, by and among SemGroup Corporation, as borrower, the guarantors named therein, the lenders named therein, and Wells Fargo Bank, National Association, as administrative agent (filed as Exhibit 10.3 to our annual report on Form 10-K for the fiscal year ended December 31, 2017, filed February 26, 2018).

10.4
Third Amendment to Amended and Restated Credit Agreement dated as of December 21, 2018, by and among SemGroup Corporation, as borrower, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent.

10.5
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

10.7
Guarantee, Pledge and Security Agreement, dated as of July 17, 2017, by and among Buffalo Investor I, L.P., Buffalo Investor II, L.P., Beachhead Holdings LLC, Beachhead I LLC, Beachhead II, LLC and Buffalo Parent Gulf Coast Terminals, LLC (filed as Exhibit 10.3 to our quarterly report on Form 10-Q for the quarter ended September 30, 2017, filed November 9, 2017).

10.8
Amendment and Restatement Agreement, dated as of June 26, 2018, among Buffalo Gulf Coast Terminals LLC, as the parent, HFOTCO LLC, as the borrower, the lenders party thereto, Toronto Dominion (Texas) LLC, as administrative agent, and Morgan Stanley Senior Funding, Inc. as existing agent (filed as Exhibit 10.1 to our current report on Form 8-K dated June 26, 2018, filed July 2, 2018).

10.9
Equity Distribution Agreement, dated November 8, 2016, by and among SemGroup Corporation, Wells Fargo Securities, LLC, Citigroup Global Markets Inc., and SunTrust Robinson Humphrey, Inc. (filed as Exhibit 1.1 to our current report on Form 8-K dated November 8, 2016, filed November 8, 2016).

10.10
Securities Purchase Agreement, dated as of January  16, 2018, by and among SemGroup Corporation, WP SemGroup Holdings, L.P., Atlas Point Energy Infrastructure Fund, LLC and several affiliates of Tortoise Capital Advisors, L.L.C. (filed as Exhibit 10.1 to our current report on Form 8-K dated January 16, 2018, filed January 19, 2018).

10.11*
SemGroup Corporation Board of Directors Compensation Plan, effective September 26, 2018 (filed as Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2018, filed November 8, 2018).

10.12*	SemGroup Corporation Nonexecutive Directors’ Compensation Deferral Program (filed as Exhibit 10.7 to the Form 10).
10.13*	SemGroup Corporation Equity Incentive Plan, as amended and restated (filed as Annex A to our definitive proxy statement, filed April 13, 2016).

Exhibit Number	Description
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

10.16*
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

10.18*
SemGroup Corporation Equity Incentive Plan Form of 2017 Performance Share Unit Award Agreement for executive officers and employees in the United States (filed as Exhibit 10.12 to our annual report on Form 10-K for the fiscal year ended December 31, 2016, filed February 24, 2017).

10.19*
SemGroup Corporation Equity Incentive Plan Form of 2018 Performance Share Unit Award Agreement for executive officers and employees in the United States (filed as Exhibit 10.3 to our quarterly report on Form 10-Q for the quarter ended March 31, 2018, filed May 9, 2018).

10.20*
Employment Agreement dated as of March 6, 2014, by and among SemManagement, L.L.C., SemGroup Corporation, Rose Rock Midstream GP, LLC and Carlin G. Conner (filed as Exhibit 10.2 to our current report on Form 8-K dated March 6, 2014, filed March 12, 2014).

10.21*
Form of Severance Agreement between SemGroup Corporation and each of its executive officers other than Carlin G. Conner (filed as Exhibit 10.19 to our annual report on Form 10-K for the fiscal year ended December 31, 2017, filed February 26, 2018).

10.22*	SemGroup Corporation Short-Term Incentive Program (filed as Exhibit 10.1 to our current report on Form 8-K dated February 24, 2011, filed March 2, 2011).
10.23*	SemGroup Employee Stock Purchase Plan (filed as Appendix A to our definitive proxy statement, filed April 19, 2013).
21	Subsidiaries of SemGroup Corporation.
23.1	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP
23.2	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP
23.3	Consent of Independent Registered Public Accounting Firm - BDO USA, LLP.
23.4	Consent of Independent Auditors - BDO USA, LLP.
31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Carlin G. Conner, Chief Executive Officer.
31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.
32.1	Section 1350 Certification of Carlin G. Conner, Chief Executive Officer.
32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.
99.1	White Cliffs Pipeline, L.L.C. financial statements presented pursuant to Rule 3-09 of Regulation S-X.

Exhibit Number	Description
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2018 and 2017, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2018, 2017 and 2016, (iii) the Consolidated Statements of Changes in Owners’ Equity for the years ended December 31, 2018, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016, and (v) the Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMGROUP CORPORATION
February 28, 2019
	By:	/s/ Robert N. Fitzgerald
Robert N. Fitzgerald
Executive Vice President and
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Carlin G. Conner	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2019
Carlin G. Conner

/s/ Robert N. Fitzgerald	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2019
Robert N. Fitzgerald

/s/ Thomas D. Sell	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 28, 2019
Thomas D. Sell

/s/ Thomas R. McDaniel	Chairman of the Board and Director	February 28, 2019
Thomas R. McDaniel

/s/ Ronald A. Ballschmiede	Director	February 28, 2019
Ronald A. Ballschmiede

/s/ Sarah M. Barpoulis	Director	February 28, 2019
Sarah M. Barpoulis

/s/ Karl F. Kurz	Director	February 28, 2019
Karl F. Kurz

/s/ James H. Lytal	Director	February 28, 2019
James H. Lytal

/s/ William J. McAdam	Director	February 28, 2019
William J. McAdam

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
SemGroup Corporation
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of SemGroup Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), changes in owner’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2019 expressed an unqualified opinion.

Change in accounting principle
As disclosed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for revenue in the year ended December 31, 2018 due to the adoption of FASB Accounting Standards Codification Topic 606 Revenue from Contracts with Customers.

Change in reportable segments
We also have audited the adjustments described in Note 21 that were applied to the 2016 financial statements to retrospectively apply the change in reportable segments. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2016 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2016 financial statements taken as a whole.

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
February 28, 2019

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
SemGroup Corporation
Tulsa, Oklahoma

We have audited, before the effects of the adjustments to retrospectively apply the changes in segmentation described in Note 21, the accompanying consolidated statements of operations and comprehensive income (loss), changes in owners’ equity, and cash flows of SemGroup Corporation ("the Company") for the year ended December 31, 2016. The 2016 financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above, before the effects of the adjustments to retrospectively apply the changes in segmentation described in Note 21, present fairly, in all material respects, the results of operations and cash flows of SemGroup Corporation for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in segmentation described in Note 21 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Grant Thornton LLP.

/s/ BDO USA, LLP
Dallas, Texas
February 24, 2017

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
SemGroup Corporation

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of SemGroup Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated February 28, 2019 expressed an unqualified opinion on those financial statements.
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
/s/ GRANT THORNTON LLP

Tulsa, Oklahoma
February 28, 2019

SEMGROUP CORPORATION
Consolidated Balance Sheets
(In thousands, except par value)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$86,655	$93,699
Accounts receivable (net of allowance of $2,244 and $2,628, respectively)	562,214	653,484
Receivable from affiliates	295	1,691
Inventories	49,397	101,665
Current assets held for sale	—	38,063
Other current assets	17,264	14,297
Total current assets	715,825	902,899
Property, plant and equipment (net of accumulated depreciation of $607,903 and $444,842, respectively)	3,457,326	3,315,131
Equity method investments	274,009	285,281
Goodwill	257,302	257,302
Other intangible assets (net of accumulated amortization of $90,014 and $56,409, respectively)	365,038	398,643
Other noncurrent assets, net	140,807	132,600
Noncurrent assets held for sale	—	84,961
Total assets	$5,210,307	$5,376,817
LIABILITIES, PREFERRED STOCK AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$494,792	$587,898
Payable to affiliates	3,715	6,971
Accrued liabilities	115,095	131,407
Deferred revenue	11,060	7,518
Current liabilities held for sale	—	23,847
Other current liabilities	6,495	3,395
Current portion of long-term debt	6,000	5,525
Total current liabilities	637,157	766,561
Long-term debt	2,278,834	2,853,095
Deferred income taxes	55,789	46,585
Other noncurrent liabilities	38,548	38,495
Noncurrent liabilities held for sale	—	13,716
Commitments and contingencies (Note 14)
Redeemable preferred stock, $0.01 par value, $367,360 liquidation preference (authorized - 4,000 shares; issued - 350 and 0 shares, respectively)	359,658	—
SemGroup Corporation owners’ equity:
Common stock, $0.01 par value (authorized - 190,000 shares and 100,000 shares, respectively; issued - 79,270 and 79,708 shares, respectively)	786	786
Additional paid-in capital	1,615,969	1,770,117
Treasury stock, at cost (126 and 1,024 shares, respectively)	(705)	(8,031)
Accumulated deficit	(73,971)	(50,706)
Accumulated other comprehensive loss	(51,247)	(53,801)
Total SemGroup Corporation owners’ equity	1,490,832	1,658,365
Noncontrolling interest in consolidated subsidiary	349,489	—
Total owners' equity	1,840,321	1,658,365
Total liabilities, preferred stock and owners’ equity	$5,210,307	$5,376,817
The accompanying notes are an integral part of these consolidated financial statements.

SEMGROUP CORPORATION
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Product	$1,907,436	$1,621,918	$1,009,409
Service	518,764	391,266	265,030
Lease	17,549	5,843	—
Other	59,513	62,890	57,725
Total revenues	2,503,262	2,081,917	1,332,164
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	1,823,095	1,514,891	873,431
Operating	284,769	254,764	212,099
General and administrative	91,568	113,779	84,183
Depreciation and amortization	209,254	158,421	98,804
Loss (gain) on disposal or impairment, net	(3,563)	13,333	16,048
Total expenses	2,405,123	2,055,188	1,284,565
Earnings from equity method investments	57,672	67,331	73,757
Loss on issuance of common units by equity method investee	—	—	(41)
Operating income	155,811	94,060	121,315
Other expenses (income):
Interest expense	149,714	103,009	62,650
Loss on early extinguishment of debt	—	19,930	—
Foreign currency transaction loss (gain)	9,501	(4,709)	4,759
Loss on sale or impairment of non-operated equity method investment	—	—	30,644
Other income, net	(2,380)	(4,632)	(1,269)
Total other expenses, net	156,835	113,598	96,784
Income (loss) from continuing operations before income taxes	(1,024)	(19,538)	24,531
Income tax expense (benefit)	23,304	(2,388)	11,268
Income (loss) from continuing operations	(24,328)	(17,150)	13,263
Loss from discontinued operations, net of income taxes	—	—	(1)
Net income (loss)	(24,328)	(17,150)	13,262
Less: net income attributable to noncontrolling interest	2,421	—	11,167
Net income (loss) attributable to SemGroup	(26,749)	(17,150)	2,095
Less: cumulative preferred stock dividends	23,790	—	—
Net income (loss) attributable to common shareholders	$(50,539)	$(17,150)	$2,095
Net income (loss)	$(24,328)	$(17,150)	$13,262
Other comprehensive income (loss), net of income taxes
Currency translation adjustments, net of income taxes	5,198	20,411	(14,224)
Other, net of income taxes	(2,644)	(298)	(1,128)
Total other comprehensive income (loss)	2,554	20,113	(15,352)
Comprehensive income (loss)	(21,774)	2,963	(2,090)
Less: comprehensive income attributable to noncontrolling interest	2,421	—	11,167
Comprehensive income (loss) attributable to SemGroup	$(24,195)	$2,963	$(13,257)
Net income (loss) attributable to SemGroup per common share (Note 19):
Basic	$(0.65)	$(0.24)	$0.04
Diluted	$(0.65)	$(0.24)	$0.04
The accompanying notes are an integral part of these consolidated financial statements.

SEMGROUP CORPORATION
Consolidated Statements of Changes in Owners’ Equity
(Dollars in thousands)

	Year Ended December 31, 2016
	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Owners’ Equity
Balance at December 31, 2015	$439	$1,217,255	$(5,593)	$(38,012)	$(58,562)	$80,829	$1,196,356
Net income	—	—	—	2,095	—	11,167	13,262
Other comprehensive loss, net of income taxes	—	—	—	—	(15,352)	—	(15,352)
Issuance of common stock	86	228,460	—	—	—	—	228,546
Acquisition of Rose Rock's noncontrolling interest	133	198,381	—	—	—	(61,122)	137,392
Distributions to noncontrolling interests	—	—	—	—	—	(32,133)	(32,133)
Dividends paid	—	(92,910)	—	—	—	—	(92,910)
Unvested dividend equivalent rights	—	521	—	—	—	66	587
Non-cash equity compensation	—	8,752	—	—	—	1,193	9,945
Issuance of common stock under compensation plans	1	1,236	—	—	—	—	1,237
Repurchase of common stock	—	—	(965)	—	—	—	(965)
Balance at December 31, 2016	$659	$1,561,695	$(6,558)	$(35,917)	$(73,914)	$—	$1,445,965

	Year Ended December 31, 2017
	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Owners’ Equity
Balance at December 31, 2016	$659	$1,561,695	$(6,558)	$(35,917)	$(73,914)	$1,445,965
Adoption of ASU 2016-09 and other	—	(2,073)	—	2,361	—	288
Net loss	—	—	—	(17,150)	—	(17,150)
Other comprehensive income, net of income taxes	—	—	—	—	20,113	20,113
Dividends paid	—	(129,925)	—	—	—	(129,925)
Unvested dividend equivalent rights	—	(1,033)	—	—	—	(1,033)
Non-cash equity compensation	—	10,066	—	—	—	10,066
Issuance of common stock	124	330,217	—	—	—	330,341
Issuance of common stock under compensation plans	3	1,170	—	—	—	1,173
Repurchase of common stock	—	—	(1,473)	—	—	(1,473)
Balance at December 31, 2017	$786	$1,770,117	$(8,031)	$(50,706)	$(53,801)	$1,658,365

	Year Ended December 31, 2018
	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling interests	Total Owners’ Equity
Balance at December 31, 2017	$786	$1,770,117	$(8,031)	$(50,706)	$(53,801)	$—	$1,658,365
Adoption of ASC 606	—	—	—	11,513	—	—	11,513
Net income (loss)	—	—	—	(26,749)	—	2,421	(24,328)
Other comprehensive income, net of income taxes	—	—	—	—	2,554	—	2,554
Dividends paid	—	(165,842)	—	—	—	—	(165,842)
Unvested dividend equivalent rights	—	(728)	—	—	—	—	(728)
Non-cash equity compensation	—	11,398	—	—	—	—	11,398

Equity issuance to noncontrolling interest	—	—	—	—	—	350,000	350,000
Cash distributions to noncontrolling interest	—	—	—	—	—	(2,932)	(2,932)
Issuance of common stock under compensation plans	2	1,024	—	—	—	—	1,026
Retirement of treasury stock	(2)	—	8,031	(8,029)	—	—	—
Repurchase of common stock	—	—	(705)	—	—	—	(705)
Balance at December 31, 2018	$786	$1,615,969	$(705)	$(73,971)	$(51,247)	$349,489	$1,840,321

 The accompanying notes are an integral part of these consolidated financial statements.

SEMGROUP CORPORATION
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$(24,328)	$(17,150)	$13,262
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	209,254	158,421	98,804
Loss on disposal or impairment, net	(3,563)	13,333	16,048
Earnings from equity method investments	(57,672)	(67,331)	(73,757)
Loss on issuance of common units by equity method investee	—	—	41
Loss on sale or impairment of non-operated equity method investee	—	—	30,644
Distributions from equity method investments	57,625	66,748	76,442
Amortization of debt issuance costs	7,651	6,221	7,561
Loss on early extinguishment of debt	—	19,930	—
Deferred tax expense (benefit)	8,311	(9,829)	8,447
Non-cash equity compensation	11,522	10,253	10,216
Provision for uncollectible accounts receivable, net of recoveries	390	165	(527)
Gain on pension curtailment	—	(3,008)	—
Inventory valuation adjustment	5,200	455	—
Currency (gain) loss	9,501	(4,709)	4,759
Changes in operating assets and liabilities (Note 22)	45,813	(33,023)	(21,966)
Net cash provided by operating activities	269,704	140,476	169,974
Cash flows from investing activities:
Capital expenditures	(390,734)	(462,713)	(312,456)
Proceeds from sale of equity method investment and other long-lived assets	1,958	314,821	151
Contributions to equity method investments	(7,781)	(26,444)	(4,188)
Payments to acquire business, net of cash acquired	—	(294,239)	—
Proceeds from sale of common units of equity method investee	—	—	60,483
Proceeds from business divestitures	147,787	—	—
Distributions from equity method investments in excess of equity in earnings	19,100	28,774	27,726
Net cash used in investing activities	(229,670)	(439,801)	(228,284)
Cash flows from financing activities:
Debt issuance costs	(4,720)	(11,116)	(7,728)
Borrowings on credit facilities and issuance of senior unsecured notes	1,258,500	1,525,377	382,500
Principal payments on credit facilities and other obligations	(1,839,894)	(1,052,428)	(396,890)
Debt extinguishment costs	—	(16,293)	—
Equity issuance to noncontrolling interest	350,000	—	—
Distributions to noncontrolling interests	(2,932)	—	(32,133)
Proceeds from preferred stock issuance, net of offering costs	342,299	—	—
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(705)	(1,473)	(965)
Dividends paid	(148,482)	(129,925)	(92,910)
Proceeds from issuance of common stock under employee stock purchase plan	930	1,114	1,010
Proceeds from issuance of common shares, net of offering costs	—	—	223,025
Net cash provided by (used in) financing activities	(45,004)	315,256	75,909

Effect of exchange rate changes on cash and cash equivalents	(2,074)	3,552	(1,479)
Change in cash and cash equivalents	(7,044)	19,483	16,120
Cash and cash equivalents at beginning of period	93,699	74,216	58,096
Cash and cash equivalents at end of period	$86,655	$93,699	$74,216

The accompanying notes are an integral part of these consolidated financial statements.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

1.	OVERVIEW
SemGroup Corporation is a Delaware corporation headquartered in Tulsa, Oklahoma that provides diversified services for end-users and consumers of crude oil, natural gas, natural gas liquids and refined products.
The accompanying consolidated financial statements include the activities of SemGroup Corporation and its subsidiaries. The terms “we,” “our,” “us,” “the Company” and similar language used in these notes to consolidated financial statements refer to SemGroup Corporation and its subsidiaries.
At December 31, 2018, our operating and reportable segments include the following:

•
our U.S. Liquids segment operates crude oil pipelines, truck transportation, storage, terminals and marketing businesses in the U.S. Additionally, we store, blend and transport refinery products and refinery feedstocks via pipeline, barge, rail, truck and ship and operate a residual fuel oil storage terminal in the U.S. Gulf Coast;

•
our U.S. Gas segment provides natural gas gathering, processing and marketing services. U.S. Gas aggregates gas supplies from the wellhead and provides various services to producers that condition the wellhead gas production for downstream markets; and

•
our Canada segment provides natural gas gathering and processing services in Alberta, Canada and owns working interests in, and operates, a network of natural gas gathering and transportation pipelines and natural gas processing plants.

Additionally, we own an 11.78% interest in the general partner of NGL Energy Partners LP ("NGL Energy") (NYSE: NGL). See Note 4 for discussion of the disposal of our Mexican asphalt business and our U.K. operations during the year ended December 31, 2018.

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
Proportionally consolidated assets
Our Canada segment owns undivided interests in certain natural gas gathering and processing assets, for which we record only our proportionate share of the assets on the consolidated balance sheets. The net book value of the property, plant and equipment recorded by us associated with these undivided interests is approximately $570.8 million at December 31, 2018. We serve as operator of these facilities and incur the costs of operating the facilities (recorded as operating expenses in the consolidated statements of operations) and charge the other owners, which are also customers, for their proportionate share of the costs (recorded as other revenue in the consolidated statements of operations).
Equity method investments
We own a 51% interest in White Cliffs Pipeline, LLC ("White Cliffs"), which we account for under the equity method as the other owners have substantive rights to participate in its management. White Cliffs is included in our U.S. Liquids segment.
We own an 11.78% interest in the general partner of NGL Energy Partners LP (NYSE: NGL) ("NGL Energy") which we account for under the equity method. Our investment in NGL Energy is included in Corporate and Other for segment reporting.

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
INVENTORY—Inventory consists of crude oil and is valued at the lower of cost or net realizable value, with cost generally determined using the weighted-average method. The cost of inventory includes applicable transportation costs.
We enter into exchanges with third parties whereby we acquire products that differ in location, grade, or delivery date from products we have available for sale. These exchanges are valued at cost, and although a transportation, location or product differential may be recorded, generally no gain or loss is recognized.
During the year ended December 31, 2018 and 2017, our U.S. Liquids segment recorded non-cash charges of $5.2 million and $0.5 million, respectively, to write-down crude oil inventory to the lower of cost or net realizable value. Asphalt inventory related to our former Mexican operations of $15.6 million was classified as held for sale at December 31, 2017.
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
Our Canada segment operates plants which periodically undergo planned major maintenance activities, typically occurring every four to five years.  Planned major maintenance projects that do not increase the overall life or capacity of the related assets are recorded in operating expense as incurred, whereas major maintenance activity costs that materially increase the life or capacity of the underlying assets are capitalized. When maintenance expenses are recoverable from the producers who use the plants, they are recorded as revenue, and typically include a 10% overhead fee.
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
As shown in Note 10, the fair value of commodity derivatives at December 31, 2018 and 2017 are recorded to other current assets or other current liabilities on the consolidated balance sheets. Related margin deposits are recorded to other current assets or other current liabilities on the consolidated balance sheets. Margin deposits are not generally netted against derivative assets or liabilities.
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
PREFERRED STOCK—Preferred stock is classified as debt, equity or mezzanine equity based on its redemption features. Preferred stock with redemption features outside of the control of the issuer, such as contingent redemption features, is classified as mezzanine equity. Preferred stock with mandatory redemption features is classified as debt. Preferred stock with no redemption features, or redemption features over which the issuer has control, is classified as equity.
REVENUE RECOGNITION—Product sales revenues are recognized at the time control of the product transfers to the purchaser, which typically occurs upon receipt of the product by the purchaser. Service revenues are generally recognized overtime as the service is performed. Certain revenue transactions are reported on a net basis, including certain buy/sell transactions (see “Purchases and Sales of Inventory with the Same Counterparty”). Other revenue primarily represents operating cost recovery from working interest owners, who are also customers, in certain processing plants and is recorded when earned in accordance with the terms of related agreements. Taxes collected from customers and remitted to governmental authorities are recorded on a net basis (excluded from revenue).
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

	December 31, 2018
	Under ASC 606	Under ASC 605	Increase/(Decrease)
Accounts receivable, net	$562,214	$562,057	$157
Other noncurrent assets	$140,807	$119,911	$20,896
Other current liabilities	$6,495	$6,538	$(43)
Deferred income taxes	$55,789	$50,045	$5,744
Accumulated deficit	$(73,971)	$(89,324)	$15,353

	Year Ended December 31, 2018
	Under ASC 606	Under ASC 605	Increase/(Decrease)
Revenue	$2,503,262	$2,483,962	$19,300
Cost of sales	$1,823,095	$1,808,129	$14,966
General and administrative expense	$91,568	$91,168	$400
Income tax benefit	$23,304	$23,209	$95
Net loss	$(24,328)	$(28,167)	$3,839

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Net loss attributable to common shareholders	$(50,539)	$(54,378)	$3,839
Net loss per common share:
Basic	$(0.65)	$(0.70)	$0.05
Diluted	$(0.65)	$(0.70)	$0.05

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

•
Changes to accounts receivable, net and noncurrent receivables (included in other noncurrent assets on the condensed consolidated balance sheets) primarily relate to the timing of recognizing take-or-pay deficiencies with make-up rights as discussed above. Noncurrent receivables relate to contracts for which we do not have the right to bill the customer for deficiencies until the contract expiration date.

•
Changes to other noncurrent assets include success fee payments to third parties for certain contracts which were expensed as incurred under ASC 605, but which have been recognized as assets under ASC 606 and are amortized to general and administrative expense in the consolidated statement of operations and comprehensive income (loss).

•	Changes to deferred income taxes primarily relate to the deferred tax impact of adoption entries.

•	Changes to retained earnings are due to the impact of adoption at January 1, 2018, as described above, and cumulative differences in net income through December 31, 2018.
See Note 18 for additional information.
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
CURRENCY TRANSLATION—The consolidated financial statements are presented in U.S. dollars. Our segments operated in four countries, until the disposal of our U.K. and Mexican operations in early 2018, and each segment has identified a “functional currency,” which is the primary currency in the environment in which the segment operates. The functional currencies included the U.S. dollar, the Canadian dollar, the British pound sterling, and the Mexican peso. Subsequent to the disposal of our U.K. and Mexican operations, our functional currencies are the U.S. and Canadian dollars.
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
In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. For public entities, this ASU is effective for annual periods beginning after December 15, 2018, and interim periods within those years and early adoption is permitted in the year prior to the effective date. We adopted this guidance in the first quarter of 2019. We recorded a $10.9 million adjustment to retained earnings upon adoption.
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
In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost”, which requires that an employer disaggregate the service cost component from other components of net benefit cost. This ASU also provides explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allows only the service cost component of net benefit cost to be eligible for capitalization. We adopted this guidance retrospectively in the first quarter of 2018. For the years ended December 31, 2017 and 2016, we reclassified $3.2 million, of non-service pension gains and $0.3 million of non-service pension costs, respectively, from “general and administrative expense” to “other expense (income)”.
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
NONCONTROLLING INTEREST—Noncontrolling interests represents a 49% interest in our consolidated subsidiary, Maurepas Pipeline, LLC in the form of Class B shares of Maurepas Pipeline, LLC. The Class B shares provide for a monthly preference on Maurepas Pipeline, LLC distributions for the owners.
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

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

OTHER RECENT ACCOUNTING PRONOUNCEMENTS— On August 27, 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”, which modifies the disclosure requirements in Topic 820 by removing, adding or modifying certain fair value measurement disclosures. For public entities, this ASU is effective for annual periods beginning after December 15, 2019, and interim periods therein. Early adoption is permitted. We will adopt this guidance in the first quarter of 2020. The impact is not expected to be material.
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
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, as amended, which amends the existing lease guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by operating and finance leases and to disclose additional quantitative and qualitative information about leasing arrangements. This ASU, as amended, also provides clarifications surrounding the presentation of the effects of leases in the income statement and statement of cash flows. For public entities, this ASU will be effective for annual periods beginning after December 15, 2018, and interim periods within those years. We have elected the package of practical expedients such that we will not reassess whether any expired or existing contracts contain leases, we will not reassess the lease classification for any expired or existing leases and we will not reassess initial direct costs for any leases. Additionally, we have elected the practical expedient not to reassess certain land easements. As such, certain storage tank, pipeline leases and land easements, which are not currently treated as leases, maybe become leases as these agreements are renewed or modified depending on the terms of the renewal or modification. Additionally, the classification for existing leases may change as agreements are renewed or modified. We adopted the standard at January 1, 2019, and recorded approximately $100 million of right of use assets and lease liabilities. We recognized a cumulative-effect adjustment to the opening balance of retained earnings of approximately $0.2 million as allowed by ASU 2018-11, “Leases (Topic 842): Targeted Improvements”.

4.	DISPOSALS OR IMPAIRMENTS OF LONG-LIVED ASSETS
Year ended December 31, 2018
On January 5, 2018, we entered into a definitive agreement to sell our Mexican asphalt business. The sale closed on March 15, 2018, for $70.7 million. We recorded a pre-tax gain on disposal of $1.6 million for the year ended December 31, 2018. The Mexican asphalt business contributed $2.3 million of pre-tax income for the year ended December 31, 2018, excluding the gain on disposal. At December 31, 2017, the assets and liabilities of the Mexican asphalt business were written down to net realizable value by recording an impairment of $13.5 million, including the impact of a deferred foreign currency translation loss of $30.9 million, and classified as held for sale. The Mexican asphalt business contributed a pre-tax loss of $8.2 million for the year ended December 31, 2017, including the write-down to net realizable value. At December 31, 2017, the Mexican assets and liabilities held for sale included $29.4 million of property, plant and equipment, $34.9 million of current assets and $19.4 million of current liabilities, prior to the write-down to net realizable value.
On February 23, 2018, we entered into an agreement to sell our U.K. operations, SemLogistics. The sale closed on April 12, 2018, for $73.1 million. We recorded a pre-tax gain on disposal of $0.4 million for the year ended December 31, 2018. The U.K. business contributed pre-tax income of $5.4 million for the year ended December 31, 2018, excluding the gain on disposal. At December 31, 2017, the assets and liabilities of the U.K. operations were written down to net realizable value by recording an impairment of $76.7 million, including the impact of a deferred foreign currency translation loss of $22.8 million, and classified as held for sale. The U.K. business contributed a pre-tax loss of $73.0 million for the year-ended December 31, 2017, including the write-down to net realizable value. At December 31, 2017, the U.K. assets and liabilities held for sale included $136.8 million of property, plant and equipment, $3.1 million of current assets and $4.4 million of current liabilities, prior to the write-down to net realizable value.
Year ended December 31, 2017
The following amounts are included in "loss on disposal or impairment, net" on our consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2017 (in thousands):

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

4.	DISPOSALS AND IMPAIRMENTS OF LONG-LIVED ASSETS, Continued

	Segment	Loss/(Gain)
Write-down of Mexican asphalt business to net realizable value	Corporate and Other	$13,511
Write-down U.K. operations to net realizable value	Corporate and Other	76,661
Sherman natural gas gathering and processing asset impairment	U.S. Gas	30,985
Crude oil trucking goodwill impairment (Note 9)	U.S. Liquids	26,628
Crude oil trucking intangible asset impairment (Note 9)	U.S. Liquids	12,087
Gain on sale of Glass Mountain Pipeline LLC (Note 6)	U.S. Liquids	(150,266)
Other		3,727
Loss on disposal or impairment, net		$13,333

At December 31, 2017, we recorded a $31.0 million impairment of our Sherman, Texas natural gas gathering and processing assets of our U.S. Gas segment. Evaluation of capital raising alternatives indicated that the carrying value of our Sherman, Texas assets might be in excess of fair value. We compared the forecasted undiscounted cash flows for the assets to the carrying value of the assets, which indicated that the carrying value of assets was impaired. We used an income approach, based on a discounted cash flow model, to estimate the fair value of the assets and recorded a non-cash impairment.
Impairments are based on unobservable inputs and considered to be Level 3 measurements. See Note 6 for discussion of the sale of our equity method investment in Glass Mountain Pipeline LLC ("Glass Mountain"). See Note 9 for discussion of impairment of goodwill and finite-lived intangible assets recorded by our U.S. Liquids segment.
Year ended December 31, 2016
There were no significant disposals or impairments of long-lived assets during the year ended December 31, 2016. See Note 6 for discussion of our sale of NGL Energy limited partner units accounted for under the equity method. See Note 9 for discussion of goodwill impairment related to our U.S. Gas segment.

5.	ACQUISITIONS
Year ended December 31, 2018
There were no significant acquisitions during the year ended December 31, 2018.
Year ended December 31, 2017
On July 17, 2017, we acquired Houston Fuel Oil Terminal Company (“HFOTCO”), one of the largest oil terminals in the U.S., for a purchase price paid in two payments. The first payment consisted of $297.8 million in cash funded from our revolving credit facility, the issuance of approximately 12.4 million shares of our Class A common stock with an acquisition date fair value of $330 million, and the assumption of existing HFOTCO debt of approximately $766 million. On April 17, 2018, we made the final payment related to the HFOTCO acquisition in the amount of $579.6 million. The payment was funded through revolving credit facility borrowings and cash on hand.
From the acquisition date through December 31, 2017, HFOTCO contributed $76.9 million of revenue and $2.4 million of net loss to our consolidated financial results. Our results for the year ended December 31, 2017, include $19.2 million of acquisition related expenses, which are included in "general and administrative expenses" in our consolidated statement of operations and comprehensive income (loss). Included in the results of HFOTCO for the post acquisition period is a gain of $3.0 million related to the curtailment of HFOTCO’s defined benefit pension plan. Subsequent to the acquisition, SemGroup closed the plan to new members and stopped the accrual of future benefits under the plan to better align HFOTCO with SemGroup’s compensation strategy. Accordingly, the pension liability assumed at acquisition of $10.0 million was reduced to $7.0 million as of December 31, 2017. HFOTCO is included in the U.S. Liquids segment.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

5.    ACQUISITIONS, Continued

Year ended December 31, 2016
On September 30, 2016, we completed the acquisition of the outstanding common limited partner interests of Rose Rock Midstream, L.P. ("Rose Rock") which we did not already own (the "Merger"). We issued 13.1 million common shares as consideration and recorded a reduction to equity for $5.3 million of fees associated with the issuance. In addition, we recorded a reduction to our deferred tax liabilities and offsetting increase to additional paid-in capital of $143.3 million associated with the transaction. This non-cash adjustment represents the deferred tax impact of the difference between the book value of the noncontrolling interests acquired and the tax basis which is stepped-up to the fair market value of the consideration, which includes the common shares issued and the assumption of liabilities associated with the noncontrolling interests.
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

6.	EQUITY METHOD INVESTMENTS
Our equity method investments consist of the following (in thousands):

	December 31,
	2018	2017
White Cliffs	$255,043	$266,362
NGL Energy	18,966	18,919
Total equity method investments	$274,009	$285,281

Our earnings from equity method investments consist of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
White Cliffs	$57,625	$59,851	$69,007
Glass Mountain	—	7,494	2,562
NGL Energy(1)	47	(14)	2,188
Total earnings from equity method investments	$57,672	$67,331	$73,757
(1) Excluding a loss on issuance of common units of $41.0 thousand for the year ended December 31, 2016.
Cash distributions received from equity method investments consist of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
White Cliffs	$76,725	$77,511	$88,839
Glass Mountain	—	18,011	10,456
NGL Energy	—	—	4,873
Total cash distributions received from equity method investments	$76,725	$95,522	$104,168

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

6.	EQUITY METHOD INVESTMENTS, Continued

White Cliffs
We own a 51% interest in White Cliffs, which we account for under the equity method. The equity in earnings of White Cliffs for the years ended December 31, 2018, 2017 and 2016, reported in our consolidated statements of operations and comprehensive income (loss), is less than 51% of the net income of White Cliffs for the same period. This is primarily due to certain general and administrative expenses we incur in managing the operations of White Cliffs that the other members are not obligated to share. In addition, our equity in earnings is also impacted by the elimination of revenue on the sale of inventory to White Cliffs. Revenue related to inventory transactions with White Cliffs is deferred until a sale of the inventory has been made with a third party.
The members of White Cliffs are required to contribute capital to White Cliffs to fund various projects. For the years ended December 31, 2018, 2017 and 2016, we contributed $6.5 million, $1.4 million and $2.2 million, respectively, to fund White Cliffs capital projects. In 2018, we announced that we will convert one of the White Cliffs 12-inch carrier pipelines from crude service to natural gas liquids service. Remaining contributions related to the conversion project will be paid in 2019 and are expected to total $27.2 million. The project is expected to be completed during the fourth quarter of 2019.
Our membership interest in White Cliffs is significant as defined by Securities and Exchange Commission’s Regulation S-X Rule 1-02(w). Accordingly, as required by Regulation S-X Rule 3-09, we have included the audited financial statements of White Cliffs as of December 31, 2018 and 2017 and for each of the three years in the period ended December 31, 2018 as an exhibit to this Form 10-K.
Glass Mountain
On December 22, 2017, we completed the sale of our equity method investment in Glass Mountain for $300 million, subject to working capital and other adjustments. For the year ended December 31, 2017, we recorded a pre-tax gain on disposal of $150.3 million, which was reported in "loss (gain) on disposal or impairment, net" in our consolidated statement of operations and comprehensive income (loss). Proceeds from the sale were used to repay borrowings on SemGroup's revolving credit facility. For the year ended December 31, 2018, we recorded an incremental gain of $1.1 million related to customary post-closing adjustments related to the prior year sale of our equity interest in Glass Mountain.
NGL Energy
At December 31, 2018, we held an 11.78% interest in the general partner of NGL Energy which is being accounted for under the equity method in accordance with ASC 323-30-S99-1, as our ownership is in excess of the 3 to 5 percent interest which is generally considered to be more than minor.
The general partner of NGL Energy is not a publicly traded company. The information below pertains to our general partner interest, and previously held limited partner interest, in NGL Energy.
NGL Energy unit issuance and sale of NGL Energy units
During the year ended December 31, 2016, we sold 4,652,568 NGL Energy limited partner units for $13.00 per unit, or $60.5 million, and recorded a $9.1 million gain on disposal. Subsequent to this disposal, we no longer hold a limited partner interest in NGL Energy. Gain on disposal of NGL Energy limited partner units is included in "loss on sale or impairment of non-operated equity method investment" in our consolidated statements of operations and comprehensive income (loss).
During the year ended December 31, 2016, our limited partnership interest was diluted in connection with an NGL Energy common unit issuance. Accordingly, we recorded a non-cash loss of $41.0 thousand for the year ended December 31, 2016 related to this transaction, which is included in "loss on issuance of common units by equity method investee" in our consolidated statements of operations and comprehensive income (loss).
Other-than-temporary impairment of equity method investment in NGL Energy
During the year ended 2016, we recorded an impairment of $39.8 million to our investment in the limited partner units of NGL Energy subsequent to NGL Energy's April 21, 2016 announcement of a reduction in its quarterly distribution and lowering of financial performance guidance. These units were subsequently sold in the second quarter of 2016. The impairment was included in "loss on sale or impairment of non-operated equity method investment" in our consolidated statements of operations and comprehensive income (loss).

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

7.	OTHER ASSETS
Other current assets consist of the following (in thousands):

	December 31,
	2018	2017
Prepaid expenses	$8,379	$8,746
Other	8,885	5,551
Total other current assets	$17,264	$14,297

Other noncurrent assets consist of the following (in thousands):

	December 31,
	2018	2017
Capitalized loan fees	$6,074	$8,774
Net investment in direct financing lease	69,222	67,825
Deferred tax asset	25,307	33,792
Other	40,204	22,209
Total other noncurrent assets, net	$140,807	$132,600

Net investment in direct financing lease, included in the table above, relates to our HFOTCO operations' lease of certain land, tanks and a barge dock which are accounted for as a direct financing lease. The assets are leased through 2025. At December 31, 2018, minimum lease payments to be received for each of the five succeeding fiscal years and thereafter are as follows (in thousands):

For the year ending:
December 31, 2019	$13,732
December 31, 2020	13,031
December 31, 2021	12,800
December 31, 2022	12,804
December 31, 2023	12,808
Thereafter	18,151
Total minimum lease payments	$83,326

8.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following (in thousands):

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

8.    PROPERTY, PLANT AND EQUIPMENT, Continued

	December 31,
	2018	2017
Land	$308,166	$273,168
Pipelines and related facilities	1,023,502	926,799
Storage and terminal facilities	1,247,115	1,111,001
Natural gas gathering and processing facilities	1,055,305	940,130
Linefill	27,972	25,747
Trucking equipment and other	45,567	45,162
Office property and equipment	69,498	63,052
Construction-in-progress	288,104	374,914
Property, plant and equipment, gross	4,065,229	3,759,973
Accumulated depreciation	(607,903)	(444,842)
Property, plant and equipment, net	$3,457,326	$3,315,131

Land in the table above includes $120.2 million and $106.2 million of rights-of-way at December 31, 2018 and 2017, respectively. The weighted average remaining useful life of rights-of-way at December 31, 2018, was approximately 19 years.

We recorded depreciation expense of $173.1 million, $126.3 million and $87.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.
We include within the cost of property, plant and equipment interest costs incurred while an asset is being constructed. We capitalized $12.6 million, $18.4 million and $17.0 million of interest costs during the years ended December 31, 2018, 2017 and 2016, respectively.

9.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill relates to our U.S Liquids segment. Changes in goodwill balances during the period from December 31, 2015 to December 31, 2018 are shown below (in thousands):

Balance, December 31, 2015	$48,032
U.S. Gas impairment loss	(13,052)
Currency translation adjustments	(750)
Balance, December 31, 2016	34,230
U.S. Liquids - Crude oil trucking impairment loss	(26,628)
Reclassification of Mexican asphalt business goodwill as held for sale (Note 4)	(7,808)
U.S. Liquids - HFOTCO acquisition (Note 5)	257,302
Currency translation adjustments	206
Balance, December 31, 2017	257,302
Balance, December 31, 2018	$257,302

For U.S. federal income tax purposes, goodwill is amortized on a straight-line basis over 15 years.
We assess our goodwill for impairment at least annually as of October 1. Testing goodwill for impairment requires estimation of future economic benefit based on management's judgment and assumptions about numerous variables including selling prices, costs, the level of activity and appropriate discount rates. Future results may be different from management's assumptions. No impairments were indicated as of October 1, 2018.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

9.	GOODWILL AND OTHER INTANGIBLE ASSETS, Continued

U.S. Liquids - Crude oil trucking goodwill impairment - 2017
Based on market conditions, in the third-quarter of 2017, management lowered the long range forecast for our crude oil trucking business unit, which provides truck transportation services as part of our U.S. Liquids segment. The decrease in the long range forecast for crude oil trucking is primarily due to the on-going challenging business environment. We viewed the decrease in the forecast as a triggering event that indicated a potential impairment and performed an interim impairment analysis on the business unit’s assets including goodwill and intangible assets.
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
We recorded a $26.6 million impairment of goodwill and a $12.1 million impairment of intangible assets, which are reflected in “loss (gain) on disposal or impairment, net” in our consolidated statements of operations and comprehensive income (loss).
U.S. Gas goodwill impairment - 2016
In March 2016, our U.S. Gas segment revised the volume forecast for its northern Oklahoma system based on revised volume forecasts provided by certain producers who have chosen to adjust plans for production following release of the Oklahoma Corporation Commission’s Regional Earthquake Response Plan that curtails the amount of volume that can be injected into disposal wells.
Based on the reduction to our forecast, we tested our U.S. Gas segment's long-lived assets, finite-lived intangible assets and goodwill for impairment at March 31, 2016. No impairment was indicated for U.S. Gas' long-lived assets and finite-lived intangible assets based on an undiscounted cash flow analysis. However, we did record an impairment of U.S. Gas' goodwill for the entire balance of $13.1 million.
To test the goodwill for impairment, we used an income approach, supplemented by a market approach to calculate the fair value of the reporting unit. Under the income approach, we utilized a discounted cash flow model to determine the fair value of our U.S. Gas operations. Significant judgments and assumptions included the discount rate, anticipated revenue and volume growth rates, estimated operating expenses and capital expenditures, which were based on our operating and capital budgets as well as our strategic plans. A significant underlying assumption is that commodity prices will eventually improve, water disposal issues will be resolved and production volumes will begin to increase. If production does not increase in the future or the production takes longer than anticipated to return, this would negatively affect our key assumptions and potentially lead to finite-lived intangible and long-lived asset impairments in the future. We considered the market approach by comparing the revenue and earnings multiples implied by our income approach to those of comparable companies for reasonableness. See Note 4 for 2017 impairment of long-lived assets.
Other intangible assets
The gross carrying amount and accumulated amortization of intangible assets are shown below (in thousands):

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

9.	GOODWILL AND OTHER INTANGIBLE ASSETS, Continued

	December 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$424,000	$(67,917)	$356,083	$424,000	$(49,717)	$374,283
Non-compete agreement	30,000	(21,250)	8,750	30,000	(6,250)	23,750
Trade names	52	(47)	5	52	(42)	10
Customer contract	1,000	(800)	200	1,000	(400)	600
Total other intangible assets	$455,052	$(90,014)	$365,038	$455,052	$(56,409)	$398,643

Changes in other intangible asset balances during the period from December 31, 2015 to December 31, 2018, are shown below (in thousands):

Balance, December 31, 2015	$162,223
Amortization	(10,928)
Currency translation adjustments	(317)
Balance, December 31, 2016	150,978
U.S. Liquids - HFOTCO acquisition (Note 5)	291,000
U.S. Liquids - Crude oil trucking impairment	(12,087)
Reclassification of Mexican asphalt assets as held for sale (Note 4)	(715)
Amortization	(30,628)
Currency translation adjustments	95
Balance, December 31, 2017	398,643
Amortization	(33,605)
Balance, December 31, 2018	$365,038

Our other intangible assets consist primarily of customer relationships at our U.S. Liquids and U.S. Gas segments and a non-compete agreement at our U.S. Liquids segment. These assets may be subject to impairments in the future if we are unable to maintain the relationships with the customers to which the assets relate or if the cash flows associated with those relationships decrease.
We estimate that future amortization of other intangible assets will be as follows (in thousands):

For the year ending:
December 31, 2019	$39,455
December 31, 2020	30,000
December 31, 2021	30,200
December 31, 2022	28,600
December 31, 2023	27,100
Thereafter	209,683
Total estimated amortization expense	$365,038

10.	FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK
Fair value of financial instruments
We record certain financial assets and liabilities at fair value at each balance sheet date. The table below summarizes the balances of commodity derivative assets and liabilities at December 31, 2018 and 2017 (in thousands):

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

10.	FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK, Continued

	December 31, 2018
	Level 1	Level 2	Level 3	Netting(1)	Total
Assets:
Commodity derivatives (2)	$4,658	$—	$—	$(973)	$3,685
Total assets	4,658	—	—	(973)	3,685
Liabilities:
Commodity derivatives	973	—	—	(973)	—
Foreign currency forwards	—	2,985	—	—	2,985
Interest rate swaps	—	—	1,482	—	1,482
Total liabilities	973	2,985	1,482	(973)	4,467
Net assets (liabilities) at fair value	$3,685	$(2,985)	$(1,482)	$—	$(782)

	December 31, 2017
	Level 1	Level 2	Level 3	Netting(1)	Total
Assets:
Commodity derivatives (2)	$602	$—	$—	$(602)	$—
Foreign currency forwards	—	2,564	—	—	$2,564
Total assets	602	2,564	—	(602)	2,564
Liabilities:
Commodity derivatives	1,970	—	—	(602)	1,368
Interest rate swaps	—	—	1,228	—	1,228
Total liabilities	1,970	—	1,228	(602)	2,596
Net assets (liabilities) at fair value	$(1,368)	$2,564	$(1,228)	$—	$(32)

(1)	Relates primarily to exchange traded futures. Gain and loss positions on multiple contracts are settled net on a daily basis with the exchange.
(2)	Commodity derivatives are subject to netting arrangements.

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
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value levels. At December 31, 2018, all of our physical fixed price forward purchases and sales contracts were being accounted for as normal purchases and normal sales.
Our assessment of the significance of a particular input to the measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the fair value levels. The following table summarizes changes in the fair value of our net financial liabilities classified as Level 3 in the fair value hierarchy (in thousands):

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

10.	FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK, Continued

	Year Ended December 31, 2018	Year Ended December 31, 2017
Net liabilities - beginning balance	$1,228	$—
Interest rate swaps acquired through acquisition (Note 5)	—	3,275
Transfers out of Level 3	—	—
Realized/Unrealized (gain) loss included in earnings*	163	(1,124)
Settlements	91	(923)
Net liabilities - ending balance	$1,482	$1,228
*Gains and losses related to interest rate swaps are recorded in interest expense in the condensed consolidated statements of operations and comprehensive income (loss).
There were no financial assets or liabilities classified as Level 3 during the year ended December 31, 2016.
See Note 12 for fair value of debt instruments and Note 13 for fair value of benefit plan assets. The approximate fair value of cash and cash equivalents, accounts receivable and accounts payable is equal to book value due to the short-term nature of these items.
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
The following table sets forth the notional quantities for derivative instruments entered into (in thousands of barrels):

	Year Ended December 31,
	2018	2017	2016
Sales	14,013	12,979	33,694
Purchases	13,417	13,430	33,819

We have not designated any of our commodity derivative instruments as accounting hedges. We have recorded the fair value of our commodity derivative instruments on our consolidated balance sheets in "other current assets" and "other current liabilities" in the following amounts (in thousands):

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

10.	FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK, Continued

December 31, 2018		December 31, 2017
Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
$3,685	$—	$—	$1,368

We have posted margin deposits as collateral with brokers who have the right of set off associated with these funds. Our margin deposit balances were $0.1 million and $1.9 million at December 31, 2018 and 2017, respectively. These margin account balances have not been offset against our net commodity derivative instrument (contract) positions. Had these margin account balances been netted against our net commodity derivative instrument (contract) positions as of December 31, 2018 and 2017, we would have had net asset positions of $3.8 million and $0.5 million, respectively.
Realized and unrealized gains (losses) from our commodity derivatives were recorded to product revenue in the following amounts (in thousands):

	Year Ended December 31,
	2018	2017	2016
Realized and unrealized gain (loss)	$12,088	$(2,193)	$(4,485)

Interest rate swaps
We have interest rate swaps which allow us to limit exposure to interest rate fluctuations. The swaps only apply to a portion of our outstanding debt and provide only partial mitigation of interest rate fluctuations. We have not designated the swaps as hedges, as such changes in the fair value of the swaps are recorded through current period earnings as a component of interest expense. At December 31, 2018 and 2017, we had interest rate swaps with notional values of $524.3 million and $491.1 million, respectively. At December 31, 2018 and 2017, the fair value of our interest rate swaps was $1.5 million and $1.2 million, respectively, which was reported within "other current liabilities" and "other noncurrent liabilities” in our condensed consolidated balance sheet. For the year ended December 31, 2018, we recognized realized and unrealized losses of $0.2 million related to interest rate swaps. For the year ended December 31, 2017, we recognized realized and unrealized gains of $1.1 million related to interest rate swaps. We did not have any interest rate swaps during the year ended December 31, 2016.
Foreign currency forwards
We have foreign currency forwards primarily to purchase Canadian dollars to limit exposure to foreign currency rate fluctuations for capital contributions to our Canadian operations. We have not designated the forwards as hedges, as such changes in the fair value of the forwards are recorded through current period earnings as a component of foreign currency translation gain/loss. At December 31, 2018 and 2017, we had foreign currency forwards with notional values of $56.1 million and $197.7 million, respectively. At December 31, 2018 and 2017, the fair value of our foreign currency swaps was $3.0 million and $2.6 million, respectively, which is reported within "other current liabilities" and "other noncurrent assets, net", respectively, in our consolidated balance sheet. For the year ended December 31, 2018, we recognized realized and unrealized losses of $10.2 million, related to foreign currency forwards. For the year ended December 31, 2017, we recognized realized and unrealized gains of $2.8 million, related to foreign currency forwards. We did not have any foreign currency forwards during the year ended December 31, 2016.
Concentrations of risk
During the year ended December 31, 2018, one customer, primarily of our U.S. Liquids segment, accounted for more than 10% of our consolidated revenue with revenues of $645.0 million. One third-party supplier, primarily of our U.S. Liquids segment, accounted for more than 10% of our costs of products sold with purchases of $248.7 million. At December 31, 2018, two customers, primarily of our U.S. Liquids segment, accounted for approximately 28% of our consolidated accounts receivable.
Our U.S. Gas segment has a significant concentration of producers which account for a large portion of our U.S. Gas segment's volumes. During the year ended December 31, 2018, three producers accounted for approximately 89% of our total processed volumes. During the year ended December 31, 2018, two producers accounted for 83% of our total

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

10.	FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK, Continued

gathered volumes. Additionally, all of the processing and gathering volumes from these customers are produced in the Northern Oklahoma region.
Our Canada segment's processing plants require a minimum rate of sulfur tonnage to operate, and to comply with the regulatory requirements for air emissions.  We have several large producers that provide significant sour gas to our plants.  If these producers shut in their sour gas production due to low commodity prices, it could result in regulatory non-compliance, as well as operating and financial impacts to our Canada segment.
Assets and liabilities of subsidiaries outside the United States
The following table summarizes the assets and liabilities (excluding affiliate balances) at December 31, 2018, of our subsidiaries outside the United States (in thousands):

Canada
Cash and cash equivalents	$17,107
Other current assets	78,542
Noncurrent assets	590,714
Total assets	$686,363

Current liabilities	$69,798
Noncurrent liabilities	76,192
Total liabilities	145,990
Net assets	$540,373

Employees
At December 31, 2018, we had approximately 880 employees, including approximately 265 employees in Canada. Approximately 55 of the employees in Canada are represented by labor unions and are subject to collective bargaining agreements governing their employment with us. This collective agreement expires on January 31, 2019. We have never had a labor related work stoppage and believe our employee relations are good.

11.	INCOME TAXES
Income tax expense (benefit)
Our consolidated income from continuing operations before income taxes was generated in the following jurisdictions (in thousands):

	Year Ended December 31,
	2018	2017	2016
U.S.	$(53,517)	$(64,423)	$(766)
Foreign	52,493	44,885	25,297
Consolidated	$(1,024)	$(19,538)	$24,531

The following table summarizes income tax provision (benefit) from continuing operations by jurisdiction (in thousands):

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

11.	INCOME TAXES, Continued

	Year Ended December 31,
	2018	2017	2016
Current income tax provision:
Foreign	$14,343	$7,058	$2,821
U.S. federal	—	—	—
U.S. state	650	383	—
	14,993	7,441	2,821
Deferred income tax provision (benefit):
Foreign	9,610	5,318	4,071
U.S. federal	(664)	(15,379)	5,142
U.S. state	(635)	232	(766)
	8,311	(9,829)	8,447
Provision (benefit) for income taxes	$23,304	$(2,388)	$11,268

The following table reconciles income tax provision at the U.S. federal statutory rate to the consolidated provision (benefit) for income taxes (in thousands):

	Year Ended December 31,
	2018		2017	2016
Income from continuing operations before income taxes	$(1,024)		$(19,538)	$24,531
U.S. federal statutory rate	21%		35%	35%
Provision at statutory rate	(215)		(6,838)	8,586
State income taxes—net of federal benefit	13		401	(498)
Effect of rates other than statutory	3,042		(3,842)	(1,966)
Effect of U.S. taxation on foreign branches	11,023		15,710	8,854
Noncontrolling interest	(508)		—	(3,908)
Foreign tax credit and offset to branch deferreds	1,447		45,245	(6,026)
Effect of U.S. deduction of foreign tax	(3,012)		(7,514)	—
Impact of valuation allowance on deferred tax assets	—		(65,327)	6,026
Foreign withholding taxes	10,187		858	18
Stock-based compensation	1,427		1,351	—
Effect of U.S. federal statutory rate reduction	—	—	17,638	—
Other, net	(100)		(70)	182
Provision (benefit) for income taxes	$23,304		$(2,388)	$11,268

For the years ended December 31, 2018, 2017 and 2016, the foreign subsidiaries are disregarded entities for U.S. federal income tax purposes. The foreign earnings are taxed in foreign jurisdictions as well as in the U.S. Foreign tax credits, subject to limitations, or foreign tax deductions are available to reduce U.S. taxes. The decision to deduct foreign taxes or claim the foreign tax credit is made with respect to each tax period.
Deferred tax positions
Deferred income taxes reflect the effects of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. Significant components of deferred tax assets and liabilities are as follows at December 31, 2018 and 2017 (in thousands):

December 31,
2018	2017

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

11.	INCOME TAXES, Continued

Deferred tax assets:
Net operating loss and other credit carryforwards	$139,274	$44,867
Compensation and benefits	5,480	7,156
Inventories	44	322
Intangible assets	—	16,714
Pension plan	813	1,760
Allowance for doubtful accounts	577	956
Deferred revenue	2,493	4,953
Foreign tax credit and offset to branch deferreds	55,272	56,719
Other	19,127	28,201
less: valuation allowance	(45,614)	(45,682)
Net deferred tax assets	177,466	115,966
Deferred tax liabilities:
Intangible assets	(12,849)	(5,074)
Prepaid expenses	—	(1,447)
Property, plant and equipment	(189,529)	(108,646)
Equity investment in partnerships	(3,572)	(24,315)
Other	(2,010)	(2,402)
Total deferred tax liabilities	(207,960)	(141,884)
Net deferred tax liabilities	$(30,494)	$(25,918)

At December 31, 2018, we had a cumulative U.S. federal net operating loss of approximately $535.6 million that can be carried forward to apply against taxable income generated in future years. $350.4 million of this carryforward may be carried forward indefinitely and the remaining carryforward begins to expire in 2031. We had cumulative U.S. state net operating losses of approximately $371.0 million available for carryforward, which begin to expire in 2019. We had foreign net operating losses of $0.8 million available for carryforward, which begin to expire in 2025. We had foreign tax credits of approximately $44.6 million available for carryforward, which begin to expire in 2020. We had interest expense limitation of $31.8 million available for indefinite carryforward.
The valuation allowance decreased by $0.1 million during 2018. The change is primarily related to state net operating losses.
We have a valuation allowance on a small portion of our state net operating loss carryovers with shorter carryover periods, our foreign net operating loss carryovers and our foreign tax credit carryover. We have not released the valuation allowance on the foreign tax credits due to the foreign tax credit limitation and the relative subjectivity of forecasts of the relational magnitude of U.S. and foreign taxable income in future periods, as well as the shorter carryover period available for the credits. Deferred tax assets are reduced by a valuation allowance when a determination is made that it is more likely than not that some, or all, of the deferred tax assets will not be realized based on the weight of all available evidence. Evidence which is objectively verifiable carries a higher weight in the analysis. The ultimate realization of deferred tax assets is dependent upon the existence of sufficient taxable income of the appropriate character within the carryback and carryforward period available under the tax law. Sources of taxable income include future reversals of existing taxable temporary differences, future earnings and available tax planning strategies.
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

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

11.	INCOME TAXES, Continued

examination in accordance with the general statutes of each foreign jurisdiction. Currently, there are no examinations in progress for our federal, state or foreign jurisdictions.

12.	LONG-TERM DEBT
Our long-term debt consisted of the following (dollars in thousands):

	Interest rate at December 31, 2018	December 31, 2018	December 31, 2017
Senior unsecured notes due 2022	5.625%	400,000	400,000
Senior unsecured notes due 2023	5.625%	350,000	350,000
Senior unsecured notes due 2025	6.375%	325,000	325,000
Senior unsecured notes due 2026	7.250%	300,000	300,000
SemGroup $1.0 billion corporate revolving credit facility (1)
Alternate base rate borrowings	7.250%	24,500	—
Eurodollar borrowings	5.156%	95,000	131,000
HFOTCO acquisition final payment		—	565,868
HFOTCO term loan B (2)	5.280%	597,000	532,125
HFOTCO tax exempt notes payable due 2050	3.399%	225,000	225,000
HFOTCO $75 million revolving credit facility		—	60,000
Capital leases		—	25
Unamortized premium (discount) and debt issuance costs, net		(31,666)	(30,398)
Total long-term debt, net		2,284,834	2,858,620
Less: current portion of long-term debt		6,000	5,525
Noncurrent portion of long-term debt, net		$2,278,834	$2,853,095

(1)	SemGroup $1.0 billion corporate revolving credit facility matures on May 15, 2021.

(2)	HFOTCO term loan B is due in quarterly installments of $1.5 million, with a final payment due on June 26, 2025.
HFOTCO credit agreement
On June 26, 2018, HFOTCO and Buffalo Gulf Coast Terminals LLC ("BGCT") entered into an Amendment and Restatement Agreement (the “Amendment and Restatement Agreement”). Pursuant to the Amendment and Restatement Agreement, the HFOTCO credit agreement was amended and restated in its entirety (as so amended and restated, the “Restated HFOTCO Credit Agreement”).
The Restated HFOTCO Credit Agreement increased the aggregate term loans incurred thereunder to $600 million, terminated the HFOTCO $75.0 million revolving credit facility, and extended the maturity date of the term loans to June 26, 2025 (the “Maturity Date”). In addition, HFOTCO may incur additional term loans in an aggregate amount not to exceed the greater of $120 million and a measure of HFOTCO’s EBITDA, defined in the credit agreement, at the time of determination, plus additional amounts subject to satisfaction of certain leverage-based criteria, subject to receiving commitments for such additional term loans from either new lenders or increased commitments from existing lenders. The term loan B was issued at a discount of $1.5 million.
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

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

12.	LONG-TERM DEBT, Continued

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
Senior unsecured notes
Our senior unsecured notes (collectively, the "Notes") are guaranteed by certain of our subsidiaries: Rose Rock Finance Corporation, Rose Rock Midstream Operating, LLC, Rose Rock Midstream Energy GP, LLC, Rose Rock Midstream Crude, L.P., Rose Rock Midstream Field Services, LLC, SemGas, L.P., SemMaterials, L.P., SemGroup Europe Holding, L.L.C., SemOperating G.P., L.L.C., SemMexico, L.L.C., SemDevelopment, L.L.C., Mid-America Midstream Gas Services, L.L.C., SemCrude Pipeline, L.L.C., Wattenberg Holding, LLC, LLC, Beachhead Holdings LCC, Beachhead I LLC and Beachhead II LLC (collectively, the "Guarantors"). The guarantees of the Notes are full and unconditional and constitute the joint and several obligations of the Guarantors.
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
The Company may issue additional Notes under the Indentures from time to time, subject to the terms of the Indentures.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

12.	LONG-TERM DEBT, Continued

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
Pledges and guarantees
Our senior unsecured notes are guaranteed by certain subsidiaries. See Note 25 for additional information.
Our $1.0 billion corporate revolving credit facility is guaranteed by all of SemGroup’s material domestic subsidiaries, with the exception of Maurepas Pipeline LLC and HFOTCO, and secured by a lien on substantially all of the property and assets of SemGroup Corporation and the other loan parties, subject to customary exceptions.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

12.	LONG-TERM DEBT, Continued

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
In addition, the Continuing Covenant Agreement contains financial performance covenants as follows:

•	the super senior leverage ratio of BGCT and its restricted subsidiaries under the Continuing Covenant Agreement may not exceed 3.50 to 1.00 as of the last day of any fiscal quarter; and

•	the interest coverage ratio of BGCT and its restricted subsidiaries under the Continuing Covenant Agreement may not be less than 2.00 to 1.00 as of the last day of any fiscal quarter.
See "senior unsecured notes" section above for discussion of covenants and restrictions related to the Notes.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

12.	LONG-TERM DEBT, Continued

Letters of credit
We had the following outstanding letters of credit at December 31, 2018 (dollars in thousands):

SemGroup $1.0 billion revolving credit facility	2.75%	$24,335
Secured bi-lateral (1)	1.75%	$19,053
(1) Secured bi-lateral letters of credit are external to the SemGroup $1.0 billion revolving credit facility and do not reduce availability for borrowing on the credit facility.
Scheduled principal payments
The following table summarizes the scheduled principal payments as of December 31, 2018 (in thousands):

Total
For the year ended:
December 31, 2019	$6,000
December 31, 2020	6,000
December 31, 2021	125,500
December 31, 2022	406,000
December 31, 2023	356,000
Thereafter	1,417,000
Total	$2,316,500

Fair value
We estimate the fair value of the Notes based on unadjusted, transacted market prices near the measurement date. Our other long-term debts are estimated to be carried at fair value as a result of the recent timing of borrowings or acquisition. We estimate the fair value of our consolidated long-term debt, including current maturities, to be approximately $2.2 billion at December 31, 2018, which is categorized as a Level 2.

13.	EMPLOYEE BENEFIT PLANS
Defined contribution plans
We sponsor defined contribution retirement plans in which the majority of employees are eligible to participate. Our contributions to the defined contribution plans were $3.0 million, $3.0 million, and $2.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Pension plans
We sponsor a defined benefit pension plan and a supplemental defined benefit pension plan for certain employees of the Canada segment hired before June 30, 2001 (the “Canada Plans”). Additionally, we sponsor a defined benefit pension plan for certain employees of the U.S. Liquids segment at HFOTCO and a supplemental defined benefit plan covering a former key executive of HFOTCO (the “HFOTCO Plans”). These plans are closed to new participants and do not accrue any additional benefits (collectively, the "Pension Plans").

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

13.	EMPLOYEE BENEFIT PLANS, Continued

We recognize the funded status of the Pension Plans, measured as the difference between the fair value of the plan assets and the projected benefit obligation, in the consolidated balance sheets. The table below summarizes the balances of the projected benefit obligation and fair value of the plan assets at December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Projected benefit obligation	$50,049	$53,489
Fair value of plan assets	39,197	43,098
Funded status:	$(10,852)	$(10,391)

We recorded other noncurrent liabilities of $2.0 million and $2.3 million at December 31, 2018 and 2017, respectively, to reflect the funded status of the Canada Plans.
We recorded other noncurrent liabilities of $8.8 million and $8.1 million at December 31, 2018 and 2017, respectively, to reflect the funded status of the HFOTCO Plans.
All of the Canada Plans' assets are invested in pooled funds that hold highly-liquid securities and are classified as Level 2 within the fair value hierarchy. Substantially all of the HFOTCO Plans' assets are invested in mutual funds, for which the fair values are determined by quoted prices in active markets, and are classified as Level 1 within the fair value hierarchy. The following information discloses the fair values of our Pension Plans' assets, by asset category, for the periods indicated (in thousands):

	December 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$831	$—	$—	$831	$538	$—	$—	$538
Mutual funds	15,125	—	—	15,125	16,671	—	—	16,671
Pooled mutual funds	—	23,241	—	23,241	—	25,889	—	25,889
Total	$15,956	$23,241	$—	$39,197	$17,209	$25,889	$—	$43,098

We record changes in the funded status of the Pension Plans to other comprehensive income (loss), net of income taxes. These amounts were losses of $2.6 million, $0.3 million and $1.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Retiree medical plan
We sponsor an unfunded, post-employment health benefit plan (the “Health Plan”) for certain employees of our Canada segment. The projected benefit obligation related to the Health Plan was $1.5 million at December 31, 2018, and $1.7 million at December 31, 2017, and is reported within "other noncurrent liabilities" on the consolidated balance sheets.

14.	COMMITMENTS AND CONTINGENCIES
Environmental
We may, from time to time, experience leaks of petroleum products from our facilities and, as a result of which, we may incur remediation obligations or property damage claims. In addition, we are subject to numerous environmental regulations. Failure to comply with these regulations could result in the assessment of fines or penalties by regulatory authorities.
The Kansas Department of Health and Environment ("the KDHE") initiated discussions during our bankruptcy proceeding regarding six of our sites in Kansas (five owned by our U.S. Liquids segment and one owned by our U.S. Gas segment) that KDHE believed, based on their historical use, may have had soil or groundwater contamination in excess of state standards. KDHE sought our agreement to undertake assessments of these sites to determine whether they are contaminated. We reached an agreement with KDHE on this matter and entered into a Consent Agreement and Final Order with KDHE to conduct environmental assessments on the sites and to pay KDHE’s costs associated with their oversight of this matter. We have conducted Phase II investigations at all sites. Four sites are in various stages of follow up investigation, remediation, monitoring, or closure under KDHE oversight.  The environmental work at these sites is

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

14.	COMMITMENTS AND CONTINGENCIES, Continued

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
Asset retirement obligations
We will be required to incur significant removal and restoration costs when we retire our natural gas gathering and processing facilities in Canada. We have recorded a liability associated with these obligations, which is reported within other noncurrent liabilities on the consolidated balance sheets. The following table summarizes the changes in this liability from December 31, 2015 through December 31, 2018 (in thousands):

Balance, December 31, 2015	$15,946
Accretion	2,292
Payments made	(159)
Currency translation adjustments	469
Balance, December 31, 2016	18,548
Accretion	2,812
Payments made	(160)
Currency translation adjustments	1,404
Balance, December 31, 2017	22,604
Accretion	4,070
Payments made	(3,111)
Currency translation adjustments	(1,820)
Balance, December 31, 2018	$21,743

The December 31, 2018 liability was calculated using the $127.1 million cost we estimate we would incur to retire these facilities, discounted based on our risk-adjusted cost of borrowing and the estimated timing of remediation. An additional $18.1 million of estimated costs are attributable to third-party owners’ proportionate share of the obligations. If an owner fails to perform on its obligations, the other owners (including SemGroup) could be obligated to bear that party’s share of the remediation costs.
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

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

14.	COMMITMENTS AND CONTINGENCIES, Continued

Operating leases
We have entered into operating lease agreements for office space, office equipment, land and vehicles. Future minimum payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year at December 31, 2018, are as follows (in thousands):

For year ending:
December 31, 2019	$5,795
December 31, 2020	5,796
December 31, 2021	5,312
December 31, 2022	3,455
December 31, 2023	2,453
Thereafter	40,551
Total future minimum lease payments	$63,362

We recorded lease and rental expenses of $15.1 million, $15.4 million and $15.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Purchase and sale commitments
We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We account for these commitments as normal purchases and sales, therefore, we do not record assets or liabilities related to these agreements until the product is purchased or sold. At December 31, 2018, such commitments included the following (in thousands):

	Volume (barrels)	Value
Fixed price purchases	4,626	$230,562
Fixed price sales	4,920	$246,755
Floating price purchases	14,638	$750,711
Floating price sales	17,290	$830,407

Certain of the commitments shown in the table above relate to agreements to purchase product from a counterparty and to sell a similar amount of product (in a different location) to the same counterparty. Many of the commitments shown in the table above are cancellable by either party, as long as notice is given within the time frame specified in the agreement (generally 30 to 120 days).
Our U.S. Gas segment has a take or pay contractual obligation related to the fractionation of natural gas liquids through June 2023. At December 31, 2018, the approximate amount of future obligations is as follows (in thousands):

For year ending:
December 31, 2019	$9,783
December 31, 2020	9,063
December 31, 2021	7,337
December 31, 2022	6,905
December 31, 2023	2,854
Thereafter	—
Total expected future payments	$35,942

The U.S. Gas segment also enters into contracts under which we are responsible for marketing the majority of the gas and natural gas liquids produced by the counterparties to the agreements. The majority of U.S. Gas' revenues were generated from such contracts.
Our U.S. Liquids segment has minimum volume commitments for pipeline transportation of crude oil. At December 31, 2018, the approximate amount of future obligations is as follows (in thousands):

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

14.	COMMITMENTS AND CONTINGENCIES, Continued

For year ending:
December 31, 2019	$21,865
December 31, 2020	19,751
December 31, 2021	12,976
December 31, 2022	13,231
December 31, 2023	13,496
Thereafter	6,816
Total expected future payments	$88,135

Capital expenditures
We have commitments to spend approximately $104.4 million in 2019 related to property, plant and equipment.

15.	REDEEMABLE PREFERRED STOCK

On January 19, 2018 (the “Issue Date”), we issued and sold to WP SemGroup Holdings L.P. (“Warburg”) and certain other investors an aggregate of 350,000 shares of Series A Cumulative Perpetual Convertible Preferred Stock, par value $0.01 per share, of the Company (the “Preferred Stock”), convertible into shares of the Company’s Class A Common Stock, par value $0.01 per share (the “Common Stock”), for a cash purchase price of $1,000 per share of Preferred Stock and aggregate gross proceeds to the Company of $350,000,000, which proceeds were utilized (i) to repay amounts borrowed under the Company’s revolving credit facility, (ii) to fund growth capital expenditures and (iii) for general corporate purposes. The Preferred Stock was recorded on our condensed consolidated balance sheets net of $7.7 million of issuance costs.
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

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

15.	REDEEMABLE PREFERRED STOCK, Continued

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
Upon a change of control that involves consideration that is less than 90% cash, Holders may elect to: (i) convert all, but not less than all, outstanding shares of Preferred Stock into Common Stock at the then-applicable Conversion Rate; (ii) except as described below, if the Company will not be the surviving person upon the consummation of such change of control, require the Company to use its commercially reasonable efforts to deliver to the Holders a security in the surviving person or the parent of the surviving person that has rights, preferences and privileges substantially similar to the Preferred Stock; provided, however, that, if the Company is unable to do so, such Holders shall be entitled to: (A) instead elect to convert shares of Preferred Stock pursuant to the mechanics described in clause (i) above or (B) require the Company to redeem all (but not less than all) of such Holder’s Preferred Stock at a price per share equal to 101% of the Liquidation Preference, with the redemption price being paid (at the Company’s option): (1) in cash or (2) in Common Stock; (iii) if the Company is the surviving person upon the consummation of such change of control, continue to hold such Holders’ shares of Preferred Stock; or (iv) require the Company to redeem all (but not less than all) of such Holder’s Preferred Stock at a cash price per share equal to the Liquidation Preference. At December 31, 2018, a change in control is not considered probable.
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

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

15.	REDEEMABLE PREFERRED STOCK, Continued

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
On May 25, 2018, we paid-in-kind a preferred stock dividend of $4.8 million, which was prorated for the period from January 19, 2018 to March 31, 2018. On August 29, 2018, we paid-in-kind a preferred stock dividend of $6.2 million. On November 26, 2018, we paid-in-kind a preferred stock dividend of $6.3 million. These dividends paid-in-kind increased the Liquidation Preference such that as of December 31, 2018, the Preferred Stock was convertible into 11,132,121 shares. On February 20, 2019, we declared a preferred stock dividend to be paid-in-kind of $6.4 million, which will be paid on March 01, 2019.

16.	EQUITY
Common stock
The common stock for which the par value is reflected on the consolidated balance sheet at December 31, 2018 is summarized below:

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

16.	EQUITY, Continued

Class A
Shares accounted for at December 31, 2015	43,823,739
Issuance of common shares in public offering	8,625,000
Shares issued for Merger	13,140,020
Issuance of shares under employee and director compensation programs(1)	170,772
Shares issued under employee stock purchase plan	46,836
Shares accounted for at December 31, 2016	65,806,367
Shares issued for HFOTCO acquisition	12,383,900
Issuance of shares under employee and director compensation programs(1)	149,961
Shares issued under employee stock purchase plan	39,545
Shares accounted for at December 31, 2017	78,379,773
Issuance of shares under employee and director compensation programs(1)	202,545
Shares issued under employee stock purchase plan	53,757
Shares accounted for at December 31, 2018(2)	78,636,075
(1) Of these vested shares, recipients sold back to the Company 57,041, 42,347 and 46,941 shares during the years ended December 31, 2018, 2017 and 2016, respectively, to satisfy tax withholding obligations. These repurchased shares are being recognized at cost as treasury stock on the consolidated balance sheet.
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
The common stock includes Class A and Class B stock. Class A stock is eligible to be listed on an exchange, whereas Class B stock is not. Any share of Class B stock may be converted to Class A at the election of the holder. Both classes of stock have full voting rights. Both classes of stock have a par value of $0.01 per share. No Class B stock is currently issued. The total number of shares authorized for issuance is 180,000,000 shares of Class A stock and 10,000,000 shares of Class B stock.
Preferred Stock Issuances
On May 17, 2017, our stockholders voted to approve an amendment to the Company's Amended and Restated Certificate of Incorporation to authorize 4,000,000 shares of preferred stock. On January 19, 2018, we issued an aggregate of 350,000 shares of preferred stock. See Note 15 for further information on the issuance.
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

Noncontrolling Interest
On October 22, 2018, Maurepas Pipeline, LLC, a subsidiary of SemGroup, sold Class B shares representing a 49% ownership interest to Alinda Capital Partners (“Alinda”) for $350 million, subject to customary post-closing adjustments. The Class B shares provide Alinda with a $2.2 million monthly preference on distributions. The Class B shares are convertible to Class A shares of Maurepas Pipeline, LLC at Alinda’s option any time after the second anniversary of closing. SemGroup has a call option to repurchase Alinda’s shares prior to the fifth anniversary of closing for a fixed amount of $350 million plus 1% per annum, subject to a 24 month non-call period. The Class B shares provide Alinda with two out of five seats on the Board of Managers of Maurepas Pipeline, LLC and certain protective rights. The Class B shares are reported as a noncontrolling interest in our consolidated financial statements.
Dividends
The following table sets forth the quarterly dividends per share declared and paid to shareholders for the periods indicated:

Quarter Ending	Dividend Per Share	Date of Record	Date Paid
March 31, 2016	$0.45	March 7, 2016	March 17, 2016
June 30, 2016	$0.45	May 16, 2016	May 26, 2016
September 30, 2016	$0.45	August 15, 2016	August 25, 2016
December 31, 2016	$0.45	November 18, 2016	November 28, 2016

March 31, 2017	$0.45	March 7, 2017	March 17, 2017
June 30, 2017	$0.45	May 15, 2017	May 26, 2017
September 30, 2017	$0.45	August 18, 2017	August 28, 2017
December 31, 2107	$0.45	November 20, 2017	December 1, 2017

March 31, 2018	$0.4725	March 9, 2018	March 19, 2018
June 30, 2018	$0.4725	May 16, 2018	May 25, 2018
September 30, 2018	$0.4725	August 20, 2018	August 29, 2018
December 31, 2018	$0.4725	November 16, 2018	November 26, 2018

March 31, 2019	$0.4725	March 4, 2019	March 14, 2019

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

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

17.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents changes in the components of accumulated other comprehensive loss (in thousands):

	Currency Translation	Employee Benefit Plans	Total
Balance, December 31, 2015	$(57,201)	$(1,361)	$(58,562)
Currency translation adjustment, net of income tax benefit of $8,672	(14,224)	—	(14,224)
Changes related to benefit plans, net of income tax benefit of $417	—	(1,128)	(1,128)
Balance, December 31, 2016	(71,425)	(2,489)	(73,914)
Currency translation adjustment, net of income tax expense of $12,404	20,411	—	20,411
Changes related to benefit plans, net of income tax expense of $99	—	(298)	(298)
Balance, December 31, 2017	(51,014)	(2,787)	(53,801)
Currency translation adjustment, net of income tax benefit of $4,949	(32,379)	—	(32,379)
Currency translation adjustment reclassified to gain on disposal, net of income tax expense of $11,769	37,577	—	37,577
Changes related to benefit plans, net of income tax benefit of $311	—	(2,644)	(2,644)
Balance, December 31, 2018	$(45,816)	$(5,431)	$(51,247)

There were no significant items reclassified out of accumulated other comprehensive loss to net income for the years ended December 31, 2017 and 2016.

18.	REVENUE FROM CONTRACTS WITH CUSTOMERS

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
U.S. Liquids

•	U.S. Liquids generates revenue by:

◦	providing crude oil pipeline and truck transportation services to customers under fee-based contractual arrangements generally based on units of volume transported;

◦
providing crude oil storage services primarily to customers in the Houston Ship Channel and at the Cushing Hub under fee-based contractual arrangements that, in some cases, are fixed and not dependent on usage;

◦	providing terminalling services including pump-over, unloading, heating, berthing and excess throughput fees which are based on per volume fees for units delivered or withdrawn; and

◦
performing marketing activities including purchasing crude oil for its own account from producers and aggregators and selling to traders and refiners under contracts generally with initial terms of less than one year. Revenue is recognized based on market prices at the time the commodities are sold. In certain transactions, we purchase inventory from, and sell inventory to, the same counterparty. Such transactions that are entered into in contemplation of one another are recorded on a net basis.

U.S. Liquids also generates revenue from leases of certain land, tanks and a barge dock, which are accounted for as a direct financing lease and are outside of the scope of ASC 606.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

18.	REVENUE FROM CONTRACTS WITH CUSTOMERS, Continued

U.S. Gas

•
U.S. Gas generates revenue by providing natural gas and natural gas liquids gathering and processing services to customers based on agreements that are a combination of percent of proceeds and fee-based contracts. Initial contract terms can range from monthly and interruptible to the life of the reserves and, upon expiration, continue to renew on a month-to-month or year-to-year evergreen basis. U.S. Gas’ customers include producers, operators, marketers and traders. Gathering and processing fees are generally based on per volume fees. Product sales revenue is generated from the sale of NGLs and residue gas arising from processing at prevailing market prices.

Canada

•
Canada generates revenue from its processing plants through volumetric fees for services under contractual arrangements with working interest owners and third-party customers and the pass through of certain operating costs. Pass-through cost recoveries are reported as "Other revenue" in the consolidated statements of operations and comprehensive income (loss). Canada also derives revenue as the owner and operator of pipeline gathering systems that gather gas from multiple wells located in the same production unit and as the owner and operator of pipeline transportation systems that deliver the gathered gas to its processing plant. Canada’s customers include producers of varying sizes. To support operations at our plants, several producers have committed to process all of their current and future natural gas production.

Corporate and Other

•	Corporate and Other is not an operating segment, but contains the results of operations for our former U.K. and Mexican businesses which were disposed of in early 2018.
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

Principal vs. agent

We engage in various types of transactions where we perform marketing activities for producers, such as our percentage of proceeds contracts, or transactions where costs are incurred and reimbursed by customers or other owners in facilities, such as Canada's pass-through costs. These types of transactions require judgment to determine whether we are the principal or an agent in the transaction and as a result whether revenues are recorded gross or net.

Non-cash consideration
SemGroup receives commodities from its customers in the form of plant and field fuel, pipeline loss allowance and retention of drip liquids. The purpose of the receipt of these commodities is to keep the Company whole in the case of

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

18.	REVENUE FROM CONTRACTS WITH CUSTOMERS, Continued

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
Disaggregated revenue

Our revenue is disaggregated by segment and by activity below (in thousands):

	Year Ended December 31,
	2018	2017	2016
U.S. Liquids
Product sales	$1,680,327	$1,299,343	$716,570
Pipeline transportation	84,878	43,642	23,099
Truck transportation	23,553	31,351	41,754
Storage fees	161,498	85,712	27,673
Facility service fees	49,896	27,658	18,283
Lease revenue	17,549	5,843	—

U.S. Gas
Product sales	210,827	180,581	167,319
Service fees	54,494	52,637	51,651

Canada
Service fees	134,059	120,575	75,715
Other revenue	59,075	62,657	57,501

Corporate and Other
Product sales	31,319	153,164	136,448
Storage fees	7,753	22,764	20,542
Service fees	3,070	7,160	6,537
Intersegment eliminations	(15,036)	(11,170)	(10,928)

Total revenue	$2,503,262	$2,081,917	$1,332,164

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

18.	REVENUE FROM CONTRACTS WITH CUSTOMERS, Continued

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

	2019	2020	2021	2022	2023	Thereafter
Expected timing of revenue recognized for remaining performance obligations	$280,984	$227,981	$186,465	$169,252	$163,193	$1,349,773

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

	December 31, 2018	December 31, 2017
Noncurrent receivables	$11,496	$—

Noncurrent receivables for the transactions described above were not recorded prior to the adoption of ASC 606 as our policy was to defer recognition of deficiencies with make-up rights until the contractual make-up rights expired.

Deferred revenue

We record deferred revenue when we have received a payment in advance of delivering a product or performing a service. For the year ended December 31, 2018, we recognized $4.2 million of revenue which was included in deferred revenue at the beginning of the period.

Costs to obtain or fulfill a contract

Unless material, we expense costs to obtain or fulfill a contract in the period incurred. At December 31, 2018, we had contract assets of $9.4 million related to costs incurred to obtain contracts which had been expensed as incurred under previous guidance. These costs are reported within “other noncurrent assets” on the condensed consolidated balance sheets and are being amortized straight-line over 25 years, the life of the related contracts. We recognized $0.4 million of amortization of these assets for the year ended December 31, 2018.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

19.	EARNINGS PER SHARE
Earnings per share is calculated based on income from continuing and discontinued operations less any income attributable to noncontrolling interests and cumulative preferred stock dividends. Prior to completion of the Merger in 2016, income attributable to noncontrolling interests represented third-party limited partner unitholders' interests in the earnings of our consolidated subsidiary, Rose Rock. Rose Rock allocated net income to its limited partners based on the distributions pertaining to the current period's available cash as defined by Rose Rock's partnership agreement. After adjusting for the appropriate period's distributions, the remaining undistributed earnings or excess distributions over earnings, if any, were allocated to Rose Rock's general partner, limited partners and participating securities in accordance with the contractual terms of Rose Rock's partnership agreement and as further prescribed under the two-class method. Incentive distribution rights did not participate in undistributed earnings. Subsequent to the Merger, there is no longer a noncontrolling interest for Rose Rock. In 2018, Maurepas Pipeline, LLC, a subsidiary of SemGroup, sold Class B shares representing a 49% interest in the form of Class B shares of Maurepas Pipeline, LLC. The Class B shares provide for a monthly preference on Maurepas Pipeline, LLC distributions and are reported as a noncontrolling interest.
Basic earnings (loss) per share is calculated based on the weighted average shares outstanding during the period. Diluted earnings (loss) per share includes the dilutive effect of unvested equity compensation awards and the potential conversion of preferred stock, if dilutive.
The following summarizes the calculation of basic earnings per share for the years ended December 31, 2018, 2017 and 2016 (in thousands, except per share amounts):

	Year Ended December 31, 2018
	Continuing Operations	Discontinued Operations	Net
Loss	$(24,328)	$—	$(24,328)
less: Income attributable to noncontrolling interest	2,421	—	2,421
Loss attributable to SemGroup	$(26,749)	$—	$(26,749)
less: cumulative preferred stock dividends	23,790	—	23,790
Net loss attributable to common shareholders	(50,539)	—	(50,539)
Weighted average common stock outstanding	78,313	78,313	78,313
Basic loss per share	$(0.65)	$—	$(0.65)

	Year Ended December 31, 2017
	Continuing Operations	Discontinued Operations	Net
Loss	$(17,150)	$—	$(17,150)
less: Income attributable to noncontrolling interest	—	—	—
Loss attributable to SemGroup	$(17,150)	$—	$(17,150)
Weighted average common stock outstanding	71,418	71,418	71,418
Basic loss per share	$(0.24)	$—	$(0.24)

	Year Ended December 31, 2016
	Continuing Operations	Discontinued Operations	Net
Income	$13,263	$(1)	$13,262
less: Income attributable to noncontrolling interest	11,167	—	11,167
Income attributable to SemGroup	$2,096	$(1)	$2,095
Weighted average common stock outstanding	51,889	51,889	51,889
Basic earnings per share	$0.04	$—	$0.04

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

19.	EARNINGS PER SHARE, Continued

The following summarizes the calculation of diluted earnings per share for the years ended December 31, 2018, 2017 and 2016 (in thousands, except per share amounts):

	Year Ended December 31, 2018
	Continuing Operations	Discontinued Operations	Net
Loss	$(24,328)	$—	$(24,328)
less: Income attributable to noncontrolling interest	2,421	—	2,421
Loss attributable to SemGroup	$(26,749)	$—	$(26,749)
Less: cumulative preferred stock dividends	23,790	—	23,790
Net loss attributable to common shareholders	(50,539)	—	(50,539)
Weighted average common stock outstanding	78,313	78,313	78,313
Effect of dilutive securities	—	—	—
Diluted weighted average common stock outstanding	78,313	78,313	78,313
Diluted loss per share	$(0.65)	$—	$(0.65)

	Year Ended December 31, 2017
	Continuing Operations	Discontinued Operations	Net
Loss	$(17,150)	$—	$(17,150)
less: Income attributable to noncontrolling interest	—	—	—
Loss attributable to SemGroup	$(17,150)	$—	$(17,150)
Weighted average common stock outstanding	71,418	71,418	71,418
Effect of dilutive securities	—	—	—
Diluted weighted average common stock outstanding	71,418	71,418	71,418
Diluted loss per share	$(0.24)	$—	$(0.24)

	Year Ended December 31, 2016
	Continuing Operations	Discontinued Operations	Net
Income	$13,263	$(1)	$13,262
less: Income attributable to noncontrolling interest	11,167	—	11,167
Income attributable to SemGroup	$2,096	$(1)	$2,095
Weighted average common stock outstanding	51,889	51,889	51,889
Effect of dilutive securities	392	392	392
Diluted weighted average common stock outstanding	52,281	52,281	52,281
Diluted earnings per share	$0.04	$—	$0.04

For the year ended December 31, 2018, the preferred stock would have been antidilutive and therefore, was not included in the computation of diluted earnings. For the years ended December 31, 2018 and 2017, we experienced net losses attributable to SemGroup. The unvested equity compensation awards would have been antidilutive and, therefore, were not included in the computation of diluted earnings per share.

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

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

20.	EQUITY-BASED COMPENSATION, Continued

vesting period for non-management directors and three years for employees. The awards may be subject to accelerated vesting in the event of involuntary terminations. We record expense for these awards (and corresponding increases to additional paid-in capital) based on the grant date fair value of the awards over the vesting period. We use authorized but unissued shares to satisfy our equity-based payment obligations. Although these awards are to be settled in shares, we may elect to give participants the option of surrendering a portion of the awards, to meet statutory minimum tax withholding requirements. The activity related to these awards during the period from December 31, 2015 to December 31, 2018 is summarized below:

	Unvested Shares	Average Grant Date Fair Value	Aggregate Fair Value of Shares (in thousands)
Outstanding at December 31, 2015	411,308	$75.25
Awards granted - 2016	702,309	$19.18
Awards vested - 2016	(168,096)	$20.38	$3,426
Awards forfeited - 2016	(34,255)	$42.42
Outstanding at December 31, 2016	911,266	$31.09
Awards granted - 2017	377,766	$35.22
Awards vested - 2017	(149,961)	$33.60	$5,039
Awards forfeited - 2017	(54,981)	$81.80
Outstanding at December 31, 2017	1,084,090	$29.07
Awards granted - 2018	781,100	$22.10
Awards vested - 2018	(202,545)	$23.18	$4,695
Awards forfeited - 2018	(188,410)	$49.72
Outstanding at December 31, 2018	1,474,235	$21.04

Of the awards vested during the years ended December 31, 2018, 2017 and 2016, 57,041, 42,347 and 46,941 shares were withheld to satisfy minimum tax requirements, respectively.
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
For certain of the awards granted in 2018, 2017, and 2016, the number of shares that will vest is contingent upon our achievement of certain specified targets. Awards with performance conditions are valued based on the grant date closing price on the New York Stock Exchange based on the number of awards expected to vest. Awards with market conditions are valued using Monte Carlo simulations and were granted in 2017 and 2016. There were no awards with market conditions granted in 2018. The following table sets forth the assumptions used in the valuations of these awards granted in 2017 and 2016:

	2017	2016
Volatility	54.2%	51.9%
Risk-free interest rate	1.57%	0.98%

Volatility assumptions were based on historical volatility using a simple average calculation of volatility over a period equal to the vesting period of the awards.  We do not expect future volatility over the term of the awards to be significantly different from historical volatility.
If we meet the specified maximum targets, approximately 558 thousand additional shares could vest.
The holders of certain restricted stock awards are entitled to equivalent dividends (“UDs”) to be settled in cash upon vesting of the restricted stock awards. The UDs are subject to the same forfeiture and acceleration conditions as the associated restricted stock awards. At December 31, 2018, the value of UDs related to unvested restricted stock awards was approximately $2.7 million.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

20.	EQUITY-BASED COMPENSATION, Continued

Compensation costs expensed for restricted stock awards for the years ended December 31, 2018, 2017 and 2016 were $11.4 million, $10.1 million and $8.8 million, respectively. As of December 31, 2018, there was $13.9 million of total unrecognized compensation cost related to our non-vested restricted stock awards, which is expected to be recognized over a weighted-average period of 16 months.
Director retainer
For the year ended December 31, 2016, we issued 2,676 shares of common stock to a director, in lieu of an annual cash retainer. No shares were issued to directors in lieu of an annual cash retainer for the years ended December 31, 2017 and 2018.
Employee stock purchase plan
Our employee stock purchase plan ("ESPP") allows eligible employees to contribute up to 10% of their base earnings toward the semi-annual purchase of our common stock, subject to an annual maximum dollar amount. The purchase price is 85% of the closing price on the last business day of the offering period. We have reserved a total of 1,000,000 shares of common stock for issuance under the ESPP. During the years ended December 31, 2018, 2017 and 2016, we issued 53,757, 39,545 and 46,836 shares, respectively, under our ESPP.
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
Of the awards vested during the year ended December 31, 2016, 254 were withheld to satisfy minimum tax requirements.
Compensation cost expensed for the year ended December 31, 2016, was $1.2 million and represents an increase in noncontrolling interests in consolidated subsidiaries.
The holders of certain of these restricted unit awards were entitled to equivalent distributions (“UUDs”) to be received upon vesting of the restricted unit awards. As part of the Merger transaction, the value of these cash settled UUDs related to unvested restricted units was transferred to SemGroup and is now included in the balance for SemGroup UD's noted above.

21.	SEGMENTS
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

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

21.	SEGMENTS, Continued

In the fourth quarter of 2018, due to recent changes in our asset portfolio, the company elected to reorganize its business structure and reporting relationships to enhance execution and capture operating efficiencies. In conjunction with the reorganization, our reportable segments have changed. Prior period segment disclosures have been recast to reflect the new segments. U.S. Liquids includes the results of our U.S. crude oil operations, including the results of HFOTCO, subsequent to its acquisition in 2017. U.S. Gas contains the results of our historical SemGas segment. Canada includes the operations of our historical SemCAMS segment. Our prior SemMexico and SemLogistics segments are included within Corporate and Other, as these businesses were disposed of in 2018. Eliminations of transactions between segments are also included within Corporate and Other in the tables below.
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
Our results by segment are presented in the tables below (in thousands):

	Year Ended December 31,
	2018	2017	2016
Revenues:
U.S. Liquids
External	$2,017,701	$1,493,548	$827,379
U.S. Gas
External	250,285	222,048	208,042
Intersegment	15,036	11,170	10,928
Canada
External	193,134	183,232	133,216
Corporate and Other
External	42,142	183,089	163,527
Intersegment	(15,036)	(11,170)	(10,928)
Total Revenues	$2,503,262	$2,081,917	$1,332,164

	Year Ended December 31,
	2018	2017	2016
Earnings from equity method investments:
U.S. Liquids	$57,625	$67,345	$71,569
Corporate and Other	47	(14)	2,147
Total earnings from equity method investments	$57,672	$67,331	$73,716

	Year Ended December 31,
	2018	2017	2016
Depreciation and amortization:
U.S. Liquids	$142,237	$88,738	$32,449
U.S. Gas	42,997	37,059	36,170
Canada	21,051	18,530	16,867
Corporate and Other	2,969	14,094	13,318
Total depreciation and amortization	$209,254	$158,421	$98,804

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

21.	SEGMENTS, Continued

	Year Ended December 31,
	2018	2017	2016
Income tax expense (benefit):
U.S. Liquids	$575	$362	$—
Canada	11,018	8,863	3,667
Corporate and Other	11,711	(11,613)	7,601
Total income tax expense (benefit)	$23,304	$(2,388)	$11,268

	Year Ended December 31,
	2018	2017	2016
Segment profit:
U.S. Liquids	$309,423	$229,208	$190,768
U.S. Gas	67,070	67,805	66,530
Canada	81,330	76,274	53,264
Corporate and Other	9,726	33,236	39,534
Total segment profit	$467,549	$406,523	$350,096

	Year Ended December 31,
	2018	2017	2016
Reconciliation of segment profit to net income (loss):
Total segment profit	$467,549	$406,523	$350,096
Less:
Adjustment to reflect equity earnings on an EBITDA basis	19,532	26,890	28,757
Net unrealized loss (gain) related to derivative instruments	(5,053)	40	989
General and administrative expense	91,568	113,779	84,183
Depreciation and amortization	209,254	158,421	98,804
Loss (gain) on disposal or impairment, net	(3,563)	13,333	16,048
Interest expense	149,714	103,009	62,650
Loss on early extinguishment of debt	—	19,930	—
Foreign currency transaction loss (gain)	9,501	(4,709)	4,759
Loss (gain) on sale or impairment of non-operated equity method investment	—	—	30,644
Other expense (income), net	(2,380)	(4,632)	(1,269)
Income tax expense (benefit)	23,304	(2,388)	11,268
Loss from discontinued operations	—	—	1
Net income (loss)	$(24,328)	$(17,150)	$13,262

	Year Ended December 31,
	2018	2017	2016
Additions to long-lived assets, including acquisitions and contributions to equity method investments:
U.S. Liquids	$119,064	$2,289,218	$240,242
U.S. Gas	31,102	100,537	21,913
Canada	218,566	113,263	34,506
Corporate and Other	1,804	18,062	28,020
Total additions to long-lived assets	$370,536	$2,521,080	$324,681

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

21.	SEGMENTS, Continued

	December 31,
	2018	2017
Total assets (excluding intersegment receivables):
U.S. Liquids	$3,689,384	$3,871,334
U.S. Gas	716,837	714,777
Canada	684,418	518,900
Corporate and Other	119,668	271,806
Total	$5,210,307	$5,376,817

	December 31,
	2018	2017
Equity investments:
U.S. Liquids	$255,043	$266,362
Corporate and Other	18,966	18,919
Total equity investments	$274,009	$285,281

22.    SUPPLEMENTAL CASH FLOW INFORMATION
Operating assets and liabilities
The following table summarizes the changes in the components of operating assets and liabilities, net of the effects of acquisitions (in thousands):

	Year Ended December 31,
	2018	2017	2016
Decrease (increase) in restricted cash	$33	$(1)	$(1)
Decrease (increase) in accounts receivable	78,624	(237,394)	(90,810)
Decrease (increase) in receivable from affiliates	685	23,764	(19,541)
Decrease (increase) in inventories	52,166	(17,862)	(30,686)
Decrease (increase) in other current assets	(3,406)	2,947	634
Decrease (increase) in other assets	(1,636)	(14,307)	(297)
Increase (decrease) in accounts payable and accrued liabilities	(78,829)	209,982	94,687
Increase (decrease) in payable to affiliates	(3,198)	(19,537)	21,475
Increase (decrease) in other noncurrent liabilities	1,374	19,385	2,573
	$45,813	$(33,023)	$(21,966)

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
Other supplemental disclosures
We paid cash for interest totaling $141.2 million, $82.0 million and $71.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

22.	SUPPLEMENTAL CASH FLOW INFORMATION, Continued

We paid cash for income taxes (net of refunds received) in the amount of $16.8 million, $7.2 million and $0.7 million during the years ended December 31, 2018, 2017 and 2016, respectively.
We accrued $51.3 million, $76.1 million and $1.4 million at December 31, 2018, 2017 and 2016, respectively, for purchases of property, plant and equipment.
We financed prepayments of insurance premiums of $8.0 million, $6.2 million and $4.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

23.    QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized information on our consolidated results of operations for the quarters during the year ended December 31, 2018 is shown below (in thousands, except per share amounts):

	First Quarter	Second Quarter		Third Quarter	Fourth Quarter	Total
Total revenues	$661,609	$595,794		$633,996	$611,863	$2,503,262
Loss (gain) on disposal or impairment, net	(3,566)	1,824		(383)	(1,438)	(3,563)
Other operating costs and expenses	642,936	576,975		609,208	579,567	2,408,686
Total expenses	639,370	578,799		608,825	578,129	2,405,123
Earnings from equity method investments	12,614	14,351		14,528	16,179	57,672
Operating income	34,853	31,346		39,699	49,913	155,811
Other expenses, net	44,805	37,685		33,935	40,410	156,835
Income (loss) before income taxes	(9,952)	(6,339)		5,764	9,503	(1,024)
Income tax expense (benefit)	23,083	(3,613)		(2,697)	6,531	23,304
Net income (loss)	(33,035)	(2,726)		8,461	2,972	(24,328)
Less: net income attributable to noncontrolling interest	—	—		—	2,421	2,421
Net income (loss) attributable to SemGroup	(33,035)	(2,726)	—	8,461	551	(26,749)
Less: cumulative preferred stock dividends	4,832	6,211		6,317	6,430	23,790
Net income (loss) attributable to common shareholders	$(37,867)	$(8,937)		$2,144	$(5,879)	$(50,539)
Earnings (loss) per share—basic	$(0.48)	$(0.11)		$0.03	$(0.08)	$(0.65)
Earnings (loss) per share—diluted	$(0.48)	$(0.11)		$0.03	$(0.08)	$(0.65)

Summarized information on our consolidated results of operations for the quarters during the year ended December 31, 2017 is shown below (in thousands, except per share amounts):

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

23.	QUARTERLY FINANCIAL DATA (UNAUDITED), Continued

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Total
Total revenues	$456,100		$473,089		$545,922		$606,806		$2,081,917
Loss (gain) on disposal or impairment, net	2,410		(234)		41,625		(30,468)		13,333
Other operating costs and expenses	447,392		465,874		549,442		579,147		2,041,855
Total expenses	449,802		465,640	—	591,067	—	548,679	—	2,055,188
Earnings from equity method investments	17,091		17,753		17,367		15,120		67,331
Operating income (loss)	23,389		25,202	—	(27,778)	—	73,247	—	94,060
Other expenses, net	33,571		11,966		28,574		39,487		113,598
Income (loss) from continuing operations before income taxes	(10,182)	—	13,236	—	(56,352)	—	33,760	—	(19,538)
Income tax expense (benefit)	95		3,625		(37,249)		31,141		(2,388)
Net income (loss)	$(10,277)		$9,611		$(19,103)		$2,619		$(17,150)
Earnings (loss) per share—basic	$(0.16)		$0.15		$(0.25)		$0.03		$(0.24)
Earnings (loss) per share—diluted	$(0.16)		$0.15		$(0.25)		$0.03		$(0.24)

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

24.    RELATED PARTY TRANSACTIONS
As described in Note 6, we own equity method investments in the general partner of NGL Energy and a 51% ownership interest in White Cliffs.
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
During the years ended December 31, 2018, 2017 and 2016, we generated the following transactions with related parties (in thousands):

	Year Ended December 31,
	2018	2017	2016
NGL Energy
Revenues	$18,168	$45,918	$61,639
Purchases	$681	$29,695	$57,739

White Cliffs
Crude oil revenues	$—	$436	$4,973
Storage revenues	$4,350	$4,350	$4,350
Transportation fees	$12,506	$11,298	$10,797
Management fees	$545	$519	$494
Crude oil purchases	$6,201	$11,870	$4,758

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

25.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS
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
As of June 30, 2018, Beachhead Holdings LLC, Beachhead I LLC and Beachhead II LLC were added to the Guarantors and Glass Mountain Holding, LLC was removed as a guarantor. Accordingly, prior period financial information for 2017 below has been recast to reflect these changes. Financial information for 2016 was not recast due to immateriality.
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
Condensed consolidating financial statements for the Parent, the Guarantors and non-guarantors as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016 are presented on an equity method basis in the tables below (in thousands).
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

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

25.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Balance Sheets

	December 31, 2018
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$40,064	$—	$50,742	$(4,151)	$86,655
Accounts receivable	83	461,980	100,151	—	562,214
Receivable from affiliates	120	18	157	—	295
Inventories	—	49,397	—	—	49,397
Other current assets	6,682	6,711	3,871	—	17,264
Total current assets	46,949	518,106	154,921	(4,151)	715,825
Property, plant and equipment	6,732	992,974	2,457,620	—	3,457,326
Equity method investments	3,267,581	1,553,360	—	(4,546,932)	274,009
Goodwill	—	—	257,302	—	257,302
Other intangible assets	5	119,583	245,450	—	365,038
Other noncurrent assets, net	41,981	4,788	94,038	—	140,807
Total assets	$3,363,248	$3,188,811	$3,209,331	$(4,551,083)	$5,210,307
LIABILITIES, PREFERRED STOCK AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$38	$444,984	$49,770	$—	$494,792
Payable to affiliates	1	3,714	—	—	3,715
Accrued liabilities	33,239	18,424	63,430	2	115,095
Other current liabilities	5,723	3,409	14,423	—	23,555
Total current liabilities	39,001	470,531	127,623	2	637,157
Long-term debt	1,467,083	6,315	811,751	(6,315)	2,278,834
Deferred income taxes	4,882	—	50,907	—	55,789
Other noncurrent liabilities	1,792	—	36,756	—	38,548
Commitments and contingencies
Redeemable preferred stock	359,658	—	—	—	359,658
Owners' equity excluding noncontrolling interest in consolidated subsidiary	1,490,832	2,711,965	1,832,805	(4,544,770)	1,490,832
Noncontrolling interest in consolidated subsidiary	—	—	349,489	—	349,489
Total owners’ equity	1,490,832	2,711,965	2,182,294	(4,544,770)	1,840,321
Total liabilities, preferred stock and owners’ equity	$3,363,248	$3,188,811	$3,209,331	$(4,551,083)	$5,210,307

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

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

25.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Statements of Operations

	Year Ended December 31, 2018
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$1,876,100	$31,336	$—	$1,907,436
Service	—	140,275	378,489	—	518,764
Lease	—	—	17,549	—	17,549
Other	—	—	59,513	—	59,513
Total revenues	—	2,016,375	486,887	—	2,503,262
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	1,796,716	26,379	—	1,823,095
Operating	—	110,795	173,974	—	284,769
General and administrative	23,580	24,742	43,246	—	91,568
Depreciation and amortization	2,890	76,788	129,576	—	209,254
Loss (gain) on disposal or impairment, net	133,053	(154,302)	17,686	—	(3,563)
Total expenses	159,523	1,854,739	390,861	—	2,405,123
Earnings from equity method investments	219,181	73,010	—	(234,519)	57,672
Operating income	59,658	234,646	96,026	(234,519)	155,811
Other expenses (income):
Interest expense	68,389	56,217	25,348	(240)	149,714
Foreign currency transaction (gain) loss	10,246	147	(892)	—	9,501
Other income, net	(976)	(138)	(1,506)	240	(2,380)
Total other expenses, net	77,659	56,226	22,950	—	156,835
Income (loss) from continuing operations before income taxes	(18,001)	178,420	73,076	(234,519)	(1,024)
Income tax expense	8,748	—	14,556	—	23,304
Net income (loss)	(26,749)	178,420	58,520	(234,519)	(24,328)
Less: net income attributable to noncontrolling interest	—	—	2,421	—	2,421
Net income (loss) attributable to SemGroup	(26,749)	178,420	56,099	(234,519)	(26,749)
Less: cumulative preferred stock dividends	23,790	—	—	—	23,790
Net income (loss) attributable to common shareholders	$(50,539)	$178,420	$56,099	$(234,519)	$(50,539)
Net income (loss)	$(26,749)	$178,420	$58,520	$(234,519)	$(24,328)
Other comprehensive income (loss), net of income taxes	(9,420)	387	11,587	—	2,554
Comprehensive income (loss)	(36,169)	178,807	70,107	(234,519)	(21,774)
Less: comprehensive income attributable to noncontrolling interest	—	—	2,421	—	2,421
Comprehensive income (loss) attributable to SemGroup	$(36,169)	$178,807	$67,686	$(234,519)	$(24,195)

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

25.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Year Ended December 31, 2017
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$1,468,754	$153,164	$—	$1,621,918
Service	—	149,197	242,069	—	391,266
Lease	—	—	5,843	—	5,843
Other	—	—	62,890	—	62,890
Total revenues	—	1,617,951	463,966	—	2,081,917
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	1,383,868	131,023	—	1,514,891
Operating	—	112,863	141,901	—	254,764
General and administrative	42,422	24,492	46,865	—	113,779
Depreciation and amortization	2,294	70,053	86,074	—	158,421
Loss (gain) on disposal or impairment, net	—	70,681	(57,348)	—	13,333
Total expenses	44,716	1,661,957	348,515	—	2,055,188
Earnings from equity method investments	68,964	(21,499)	7,494	12,372	67,331
Operating income (loss)	24,248	(65,505)	122,945	12,372	94,060
Other expenses (income):
Interest expense	40,053	55,119	8,691	(854)	103,009
Loss on early extinguishment of debt	19,930	—	—	—	19,930
Foreign currency transaction gain	(2,764)	—	(1,945)	—	(4,709)
Other income, net	(913)	(33)	(4,540)	854	(4,632)
Total other expenses, net	56,306	55,086	2,206	—	113,598
Income (loss) from continuing operations before income taxes	(32,058)	(120,591)	120,739	12,372	(19,538)
Income tax expense (benefit)	(14,908)	—	12,520	—	(2,388)
Income (loss) from continuing operations	(17,150)	(120,591)	108,219	12,372	(17,150)
Net income (loss)	$(17,150)	$(120,591)	$108,219	$12,372	$(17,150)
Net income (loss)	$(17,150)	$(120,591)	$108,219	$12,372	$(17,150)
Other comprehensive income (loss), net of income taxes	(11,987)	(573)	32,673	—	20,113
Comprehensive income (loss)	$(29,137)	$(121,164)	$140,892	$12,372	$2,963

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

25.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Year Ended December 31, 2016
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$872,961	$136,448	$—	$1,009,409
Service	—	162,460	102,570	—	265,030
Other	—	—	57,725	—	57,725
Total revenues	—	1,035,421	296,743	—	1,332,164
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	761,971	111,460	—	873,431
Operating	—	115,431	96,668	—	212,099
General and administrative	22,349	31,196	30,638	—	84,183
Depreciation and amortization	1,647	68,669	28,488	—	98,804
Loss (gain) on disposal or impairment, net	—	16,115	(67)	—	16,048
Total expenses	23,996	993,382	267,187	—	1,284,565
Earnings from equity method investments	56,815	81,366	—	(64,424)	73,757
Loss on issuance of common units by equity method investee	(41)	—	—	—	(41)
Operating income	32,778	123,405	29,556	(64,424)	121,315
Other expenses (income):
Interest expense (income)	(4,002)	72,277	(4,819)	(806)	62,650
Foreign currency transaction loss	—	—	4,759	—	4,759
Loss on sale or impairment of non-operated equity method investment, net	30,644	—	—	—	30,644
Other expenses (income), net	(339)	63	(1,799)	806	(1,269)
Total other expenses (income), net	26,303	72,340	(1,859)	—	96,784
Income from continuing operations before income taxes	6,475	51,065	31,415	(64,424)	24,531
Income tax expense	4,380	—	6,888	—	11,268
Income from continuing operations	2,095	51,065	24,527	(64,424)	13,263
Loss from discontinued operations, net of income taxes	—	—	(1)	—	(1)
Net income	2,095	51,065	24,526	(64,424)	13,262
Less: net income attributable to noncontrolling interests	—	11,167	—	—	11,167
Net income attributable to SemGroup	$2,095	$39,898	$24,526	$(64,424)	$2,095
Net income	$2,095	$51,065	$24,526	$(64,424)	$13,262
Other comprehensive income (loss), net of income taxes	7,360	1,223	(23,935)	—	(15,352)
Comprehensive income (loss)	9,455	52,288	591	(64,424)	(2,090)
Less: comprehensive income attributable to noncontrolling interests	—	11,167	—	—	11,167
Comprehensive income (loss) attributable to SemGroup	$9,455	$41,121	$591	$(64,424)	$(13,257)

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

25.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Statements of Cash Flows

	Year Ended December 31, 2018
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(90,572)	$144,902	$215,374	$—	$269,704
Cash flows from investing activities:
Capital expenditures	(1,529)	(65,798)	(323,407)	—	(390,734)
Proceeds from sale of equity method investment and other long-lived assets	—	664	1,294	—	1,958
Contributions to equity method investments	—	(7,781)	—	—	(7,781)
Proceeds from business divestitures	156,499	6,753	(15,465)	—	147,787
Distributions from equity method investees in excess of equity in earnings	—	19,100	—	—	19,100
Net cash provided by (used in) investing activities	154,970	(47,062)	(337,578)	—	(229,670)
Cash flows from financing activities:
Debt issuance costs	(475)	—	(4,245)	—	(4,720)
Borrowings on credit facilities and issuance of senior unsecured notes	660,000	—	598,500	—	1,258,500
Principal payments on credit facilities and other obligations	(678,865)	(565,904)	(595,125)	—	(1,839,894)
Equity issuance to noncontrolling interest	350,000	—	—	—	350,000
Distributions to noncontrolling interests	(2,932)	—	—	—	(2,932)
Proceeds from preferred stock issuance, net of offering costs	342,299	—	—	—	342,299
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(705)	—	—	—	(705)
Dividends paid	(148,482)	—	—	—	(148,482)
Proceeds from issuance of common stock under employee stock purchase plan	930	—	—	—	930
Intercompany borrowings (advances), net	(578,561)	468,079	106,003	4,479	—
Net cash provided by (used in) financing activities	(56,791)	(97,825)	105,133	4,479	(45,004)
Effect of exchange rate changes on cash and cash equivalents	—	(15)	(2,059)	—	(2,074)
Change in cash and cash equivalents	7,607	—	(19,130)	4,479	(7,044)
Cash and cash equivalents at beginning of period	32,457	—	69,872	(8,630)	93,699
Cash and cash equivalents at end of period	$40,064	$—	$50,742	$(4,151)	$86,655

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

25.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Year Ended December 31, 2017
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(46,556)	$93,107	$93,925	$—	$140,476
Cash flows from investing activities:
Capital expenditures	(4,554)	(135,999)	(322,160)	—	(462,713)
Proceeds from sale of long-lived assets	—	15,565	299,256	—	314,821
Contributions to equity method investments	—	(2,888)	(23,556)	—	(26,444)
Payments to acquire business, net of cash acquired	—	—	(294,239)	—	(294,239)
Distributions from equity method investments in excess of equity in earnings	—	18,261	10,513	—	28,774
Net cash provided by (used in) investing activities	(4,554)	(105,061)	(330,186)	—	(439,801)
Cash flows from financing activities:
Debt issuance costs	(11,116)	—	—	—	(11,116)
Borrowings on credit facilities and issuance of senior unsecured notes	1,470,377	—	55,000	—	1,525,377
Principal payments on debt and other obligations	(1,049,652)	(26)	(2,750)	—	(1,052,428)
Debt extinguishment costs	(16,293)	—	—	—	(16,293)
Repurchase of common stock	(1,473)	—	—	—	(1,473)
Dividends paid	(129,925)	—	—	—	(129,925)
Proceeds from issuance of common stock under employee stock purchase plan	1,114	—	—	—	1,114
Intercompany borrowings (advances), net	(198,467)	11,980	190,535	(4,048)	—
Net cash provided by (used in) financing activities	64,565	11,954	242,785	(4,048)	315,256
Effect of exchange rate changes on cash and cash equivalents	—	—	3,552	—	3,552
Change in cash and cash equivalents	13,455	—	10,076	(4,048)	19,483
Cash and cash equivalents at beginning of period	19,002	—	59,796	(4,582)	74,216
Cash and cash equivalents at end of period	$32,457	$—	$69,872	$(8,630)	$93,699

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

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

26.    SUBSEQUENT EVENTS

SemCAMS Midstream

On January 9, 2019, a wholly owned subsidiary of SemGroup Corporation, SemCanada II, L.P., an Oklahoma limited partnership (“SemGroup”), and an affiliate of Kohlberg Kravis Roberts & Co. L.P. and wholly owned subsidiary of KKR Global Infrastructure Investors III L.P., KKR Alberta Midstream Inc., an Alberta corporation (“KKR”), entered into definitive documents to create a new joint venture company that will own and operate midstream oil and gas infrastructure in Western Canada, SemCAMS Midstream ULC, an Alberta unlimited liability corporation (“SemCAMS Midstream”). SemGroup owns 51% and KKR owns 49% of SemCAMS Midstream, subsequent to close of the transactions described below.

Share Purchase Agreement

In connection with the formation of SemCAMS Midstream, on January 9, 2019, SemCAMS Midstream entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Meritage Midstream Services III, LP (“Meritage”) to acquire 100% of the issued and outstanding equity interests in Meritage Midstream ULC, an Alberta unlimited liability corporation (“Meritage ULC” and such acquisition, the “Meritage Acquisition”). On February 25, 2019, SemCAMS Midstream completed the Meritage Acquisition pursuant to the Share Purchase Agreement for a debt-free, cash purchase price of C$646.5 million (US$489.5 million), subject to customary post-closing adjustments. The purchase price included C$152.3 million (US$115.5 million) in reimbursements for estimated capital expenditures incurred from September 1, 2018 to the closing of the Meritage Acquisition (the “Meritage Closing”).

Pursuant to the Share Purchase Agreement, SemCAMS Midstream has obtained a representation and warranty insurance policy to cover losses arising from breaches of representations and warranties by Meritage. Each party has agreed to indemnify the other for breaches of covenants and certain other matters, subject to certain exceptions and limitations.

Investment and Contribution Agreement

Concurrently with the execution of the Share Purchase Agreement, SemGroup, KKR and SemCAMS Midstream entered into an Investment and Contribution Agreement (the “Contribution Agreement”). On February 25, 2019, the Contribution (as defined below) closed immediately prior to the Meritage Closing (the “Contribution Closing”). Pursuant to the terms of the Contribution Agreement, each of SemGroup and KKR made the following contributions to SemCAMS Midstream: (i) SemGroup contributed 100% of the issued and outstanding equity interests in its wholly owned subsidiary, SemCAMS ULC, an Alberta unlimited liability company, (the “SemGroup Contribution”) in exchange for (A) 51% of the common shares of SemCAMS Midstream, (B) a cash amount of C$645.6 million (US$489.6 million), subject to adjustments for working capital of SemCAMS ULC, capital contributions to SemCAMS ULC by SemGroup, and other customary adjustments, (C) a potential payment of C$14.7 million (US$11.1 million) contingent on positive final investment decision of a specific project by SemCAMS Midstream, and (D) earnout consideration in the form of a special share in SemCAMS Midstream entitled to dividend payments up to a maximum (pre-tax) aggregate amount of C$50.0 million (US$37.9 million) if either or both of two specific projects proceed and EBITDA thresholds pertaining to those projects are achieved; and (ii) KKR contributed cash in the amount of C$785.6 million (US$595.7 million), subject to adjustments for working capital of SemCAMS ULC, capital contributions to SemCAMS ULC by SemGroup and a payment of C$14.7 million (US$11.1 million) contingent on the pursuit of a specific project (unrelated to the two projects referred to above) by SemCAMS Midstream, and other customary adjustments (the “KKR Contribution” and, together with the SemGroup Contribution, the “Contribution”) in exchange for (A) 49% of the common shares of SemCAMS Midstream and (B) 300,000 preferred shares in SemCAMS Midstream (representing C$300 million (US$227.5 million) of KKR cash contribution) which will pay quarterly dividends at an annual rate of 8.75%. SemCAMS Midstream may elect, for any of the first ten quarters following issuance of the preferred shares, to pay the dividends in-kind in the form of additional preferred shares. SemCAMS Midstream will have the right to convert the preferred shares into common shares in the event of an initial public offering of its common shares, at a conversion price equal to 92.5% of the IPO offering price. In connection with the issuance of the preferred shares, KKR received a C$6.0 million (US$4.5 million) transaction fee from SemCAMS Midstream.

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

26.	SUBSEQUENT EVENTS, Continued

KKR and SemGroup have agreed to indemnify each other for breaches of covenants and certain other matters, subject to certain exceptions and limitations.

Upon the Contribution Closing, KKR and SemGroup entered into a unanimous shareholder agreement (the “Shareholder Agreement”) to cover corporate governance, transfer restrictions, funding obligations and other similar matters related to SemCAMS Midstream. The Shareholder Agreement includes customary restrictions on the activities of SemGroup and KKR that relate to the business of SemCAMS Midstream within a defined area of mutual interest surrounding the location in which SemCAMS Midstream will operate. In addition, the Shareholder Agreement includes certain liquidity rights that allow each of KKR and SemGroup to cause SemCAMS Midstream to pursue an initial public offering of its respective common shares after the third anniversary of the parties’ entry into the Shareholder Agreement.

SemCAMS Midstream Credit Agreement
On February 25, 2019, SemCAMS Midstream entered into a Credit Agreement (the “Credit Agreement”), together with The Toronto-Dominion Bank, as administrative agent, providing for a C$350.0 million senior secured term loan facility and a C$450.0 million senior secured revolving credit facility. Both facilities under the Credit Agreement mature on February 25, 2024. SemCAMS Midstream may incur additional term loans and revolving commitments in an aggregate amount not to exceed C$250.0 million, subject to receiving commitments for such additional term loans or revolving commitments from either new lenders or increased commitments from existing lenders.
The Credit Agreement is guaranteed on a non-recourse basis by each of SemGroup and KKR, limited to each respective entity’s equity interests in SemCAMS Midstream, and fully guaranteed by any future material subsidiary of SemCAMS Midstream. The obligations under the Credit Agreement and related lender hedge instruments and cash management instruments are secured by a lien on substantially all of the property and assets of SemCAMS Midstream and the other loan parties, subject to customary exceptions.