Form 10-Q
period 2019-03-31
SemGroup Corp
filed 2019-05-08
CIK 1489136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A Common Stock	SEMG	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class		Outstanding at April 30, 2019
Class A	Common stock, $0.01 par	79,545,511	Shares
Class B	Common stock, $0.01 par	—	Shares

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

•	Our ability to renew or replace expiring storage, transportation and related contracts;

•	The overall forward markets for crude oil, natural gas and natural gas liquids;

•	The possibility that the construction or acquisition of new assets or other business combination activities may not result in the corresponding anticipated benefits;

•	Any future impairment of goodwill resulting from the loss of customers or business;

•	Changes in currency exchange rates;

•	Weather and other natural phenomena, including climate conditions;

•	A cyber attack involving our information systems and related infrastructure, or that of our business associates;

•	The risks and uncertainties of doing business outside of the U.S., including political and economic instability and changes in local governmental laws, regulations and policies;

•	Costs of, or changes in, laws and regulations and our failure to comply with new or existing laws or regulations, particularly with regard to taxes, safety and protection of the environment;

•	The possibility that our hedging activities may result in losses or may have a negative impact on our financial results; and

•	General economic, market and business conditions.
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
_________________________________________________________________________________________________
Investors and others should note that we announce material company information using our investor relations website (www.semgroup.com), SEC filings, press releases, public conference calls and webcasts. We use these channels, as well as social media, to communicate with our investors and the public about our company, our businesses and our results of operations. The information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media and others interested in our company to review the information we post on the social media channels listed on our investor relations website.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
SEMGROUP CORPORATION
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par value)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$343,560	$86,655
Accounts receivable (net of allowance of $2,292 and $2,244, respectively)	780,956	562,214
Receivable from affiliates	534	295
Inventories	77,120	49,397
Other current assets	18,711	17,264
Total current assets	1,220,881	715,825
Property, plant and equipment (net of accumulated depreciation of $648,434 and $607,903, respectively)	3,845,508	3,457,326
Equity method investments	276,893	274,009
Goodwill	334,893	257,302
Other intangible assets (net of accumulated amortization of $101,914 and $90,014, respectively)	466,934	365,038
Other noncurrent assets	134,847	140,807
Right of use assets, net	94,082	—
Total assets	$6,374,038	$5,210,307
LIABILITIES, PREFERRED STOCK AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$750,635	$494,792
Payable to affiliates	1,042	3,715
Accrued liabilities	100,941	115,095
Deferred revenue	3,104	11,060
Other current liabilities	18,921	6,495
Current portion of long-term debt	6,000	6,000
Total current liabilities	880,643	637,157
Long-term debt	2,461,583	2,278,834
Deferred income taxes	142,461	55,789
Other noncurrent liabilities	142,538	38,548
Commitments and contingencies (Note 8)
Redeemable preferred stock, $0.01 par value, $373,790 liquidation preference (authorized - 4,000 shares; issued - 350 shares)	366,087	359,658
Subsidiary redeemable preferred stock	250,239	—
SemGroup owners’ equity:
Common stock, $0.01 par value (authorized - 190,000 shares; issued - 79,705 and 79,270 shares, respectively)	790	786
Additional paid-in capital	1,496,633	1,615,969
Treasury stock, at cost (173 and 126 shares, respectively)	(1,385)	(705)
Accumulated deficit	(69,764)	(73,971)
Accumulated other comprehensive loss	(71,060)	(51,247)
Total SemGroup Corporation owners’ equity	1,355,214	1,490,832
Noncontrolling interests in consolidated subsidiaries	775,273	349,489
Total owners' equity	2,130,487	1,840,321
Total liabilities, preferred stock and owners’ equity	$6,374,038	$5,210,307
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenues:
Product	$420,233	$510,768
Service	87,373	92,244
Storage	42,308	39,651
Lease	3,882	4,329
Other	13,436	14,617
Total revenues	567,232	661,609
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	403,372	496,132
Operating	63,207	69,791
General and administrative	29,547	26,477
Depreciation and amortization	59,036	50,536
Gain on disposal of long-lived assets, net	(1,444)	(3,566)
Total expenses	553,718	639,370
Earnings from equity method investments	13,951	12,614
Operating income	27,465	34,853
Other expenses (income), net:
Interest expense	36,652	42,461
Foreign currency transaction loss (gain)	(288)	3,294
Other income, net	(979)	(950)
Total other expenses, net	35,385	44,805
Loss before income taxes	(7,920)	(9,952)
Income tax expense (benefit)	(4,606)	23,083
Net loss	(3,314)	(33,035)
Less: net income attributable to noncontrolling interest	3,525	—
Net loss attributable to SemGroup	(6,839)	(33,035)
Less: cumulative preferred stock dividends	6,541	4,832
Less: cumulative subsidiary preferred stock dividends	1,857	—
Less: accretion of subsidiary preferred stock to redemption value	13,749	—
Net loss attributable to common shareholders	$(28,986)	$(37,867)
Net loss	$(3,314)	$(33,035)
Other comprehensive income (loss), net of income taxes	(14,233)	18,171
Comprehensive loss	(17,547)	(14,864)
Less: net income attributable to noncontrolling interests	3,525	—
Less: other comprehensive income attributable to noncontrolling interests	5,580	—
Comprehensive loss attributable to SemGroup	$(26,652)	$(14,864)
Net loss per common share (Note 15):
Basic	$(0.37)	$(0.48)
Diluted	$(0.37)	$(0.48)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Unaudited Condensed Consolidated Statements of Changes in Owners’ Equity
(Dollars in thousands)

	Three Months Ended March 31, 2019
	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Owners’ Equity
December 31, 2018	$786	$1,615,969	$(705)	$(73,971)	$(51,247)	$349,489	$1,840,321
Adoption of ASU 2018-02	—	—	—	10,884	(10,884)	—	—
Adoption of ASU 842	—	—	—	162	—	—	162
Net income (loss)	—	—	—	(6,839)	—	3,525	(3,314)
Other comprehensive income (loss), net of income taxes	—	—	—	—	(8,929)	5,580	(3,349)
Dividends paid	—	(44,824)	—	—	—	—	(44,824)
Unvested dividend equivalent rights	—	844	—	—	—	—	844
Non-cash equity compensation	—	2,632	—	—	—	—	2,632
Equity issuance to noncontrolling interest	—	(64,525)	—	—	—	437,469	372,944
Accretion of subsidiary preferred stock to redemption value	—	(13,749)	—	—	—	(13,210)	(26,959)
Cash distributions to noncontrolling interest	—	—	—	—	—	(7,580)	(7,580)
Issuance of common stock under compensation plans	4	286	—	—	—	—	290
Repurchase of common stock	—	—	(680)	—	—	—	(680)
Balance at March 31, 2019	$790	$1,496,633	$(1,385)	$(69,764)	$(71,060)	$775,273	$2,130,487

	Three Months Ended March 31, 2018
	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Owners’ Equity
December 31, 2017	$786	$1,770,117	$(8,031)	$(50,706)	$(53,801)	$1,658,365
Adoption of ASC 606	—	—	—	11,513	—	11,513
Net loss	—	—	—	(33,035)	—	(33,035)
Other comprehensive income, net of income taxes	—	—	—	—	18,171	18,171
Dividends paid	—	(37,230)	—	—	—	(37,230)
Unvested dividend equivalent rights	—	53	—	—	—	53
Non-cash equity compensation	—	2,149	—	—	—	2,149
Issuance of common stock under compensation plans	1	557	—	—	—	558
Retirement of treasury stock	(2)	—	8,031	(8,029)	—	—
Repurchase of common stock	—	—	(381)	—	—	(381)
Balance at March 31, 2018	$785	$1,735,646	$(381)	$(80,257)	$(35,630)	$1,620,163

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(3,314)	$(33,035)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	59,036	50,536
Gain on disposal of long-lived assets, net	(1,444)	(3,566)
Earnings from equity method investments	(13,951)	(12,614)
Distributions from equity method investments	13,937	12,605
Amortization of debt issuance costs and discount	2,098	1,796
Deferred tax expense (benefit)	(11,525)	10,044
Non-cash equity compensation	2,632	2,196
Provision for uncollectible accounts receivable, net of recoveries	(287)	(173)
Foreign currency transaction loss (gain)	(288)	3,294
Changes in operating assets and liabilities (Note 16)	5,945	52,497
Net cash provided by operating activities	52,839	83,580
Cash flows from investing activities:
Capital expenditures	(96,261)	(131,784)
Proceeds from sale of long-lived assets	2,115	16
Contributions to equity method investments	(9,409)	(309)
Payments to acquire business, net of cash acquired	(488,297)	—
Proceeds from business divestitures	—	63,830
Distributions in excess of equity in earnings of affiliates	6,538	6,545
Net cash used in investing activities	(585,314)	(61,702)
Cash flows from financing activities:
Debt issuance costs	(8,341)	(459)
Borrowings on credit facilities and issuance of senior notes, net of discount	421,006	—
Principal payments on credit facilities and other obligations	(233,876)	(134,246)
Proceeds from subsidiary common stock issuance, net of offering costs	437,469	—
Proceeds from subsidiary preferred stock issuance, net of offering costs	223,280	342,354
Distributions to noncontrolling interests	(7,580)	—
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(680)	(381)
Dividends paid	(44,824)	(37,230)
Proceeds from issuance of common stock under employee stock purchase plan	137	24
Net cash provided by financing activities	786,591	170,062
Effect of exchange rate changes on cash and cash equivalents	2,789	(141)
Change in cash and cash equivalents	256,905	191,799
Cash and cash equivalents at beginning of period	86,655	93,699
Cash and cash equivalents at end of period	$343,560	$285,498

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

1.	OVERVIEW
SemGroup Corporation is a Delaware corporation headquartered in Tulsa, Oklahoma. The terms “we,” “our,” “us,” “SemGroup,” the “Company” and similar language used in these notes to the unaudited condensed consolidated financial statements refer to SemGroup Corporation and its subsidiaries.
Basis of presentation
The accompanying condensed consolidated balance sheet at December 31, 2018, which is derived from audited financial statements, and the unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements include all normal and recurring adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Company and the results of its operations and its cash flows.
Our condensed consolidated financial statements include the accounts of our controlled subsidiaries. All significant transactions between our consolidated subsidiaries have been eliminated. Outside ownership interests in consolidated subsidiaries are reported as noncontrolling interests in the condensed consolidated financial statements.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Although management believes these estimates are reasonable, actual results could differ materially from these estimates. The results of operations for the three months ended March 31, 2019, are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.
Pursuant to the rules and regulations of the SEC, the accompanying condensed consolidated financial statements do not include all of the information and notes normally included with financial statements prepared in accordance with U.S. GAAP. Certain reclassifications have been made to conform previously reported balances to the current presentation. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2018, which are included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC.
Our significant accounting policies are consistent with those described in our Annual Report on Form 10-K for the year ended December 31, 2018.
Recently adopted accounting pronouncements
In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. For public entities, this ASU is effective for annual periods beginning after December 15, 2018, and interim periods within those years and early adoption is permitted in the year prior to the effective date. We adopted the standard at January 1, 2019, and recorded a $10.9 million adjustment from AOCI to retained earnings upon adoption.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, as amended (“ASC 842”), which amends the existing lease guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by operating and finance leases and to disclose additional quantitative and qualitative information about leasing arrangements. This ASU, as amended, also provides clarifications surrounding the presentation of the effects of leases in the income statement and statement of cash flows. For public entities, this ASU will be effective for annual periods beginning after December 15, 2018, and interim periods within those years. We have elected the package of practical expedients such that we will not reassess whether any expired or existing contracts contain leases, we will not reassess the lease classification for any expired or existing leases and we will not reassess initial direct costs for any leases. Additionally, we have elected the practical expedient not to reassess certain land easements. As such, certain storage tanks, pipeline leases and land easements, which are not currently treated as leases, may become leases as these agreements are renewed or modified depending on the terms of the renewal or modification. Additionally, the classification for existing leases may change as agreements are renewed or modified. We adopted the standard at January 1, 2019, and recorded approximately $100 million of right of use assets and lease liabilities. We recognized a

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

1.	OVERVIEW, Continued

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

2.	DISPOSALS OR IMPAIRMENTS OF LONG-LIVED ASSETS
Three months ended March 31, 2019
On February 25, 2019, we contributed 100% of the issued and outstanding equity interests in our wholly owned subsidiary, SemCAMS ULC, an Alberta unlimited liability company, in exchange for 51% of the common shares of SemCAMS Midstream ULC, cash, a potential payment contingent on positive final investment decision of a specific project by SemCAMS Midstream, and earnout consideration in the form of a special share in SemCAMS Midstream entitled to dividend payments if either or both of two specific projects proceed and EBITDA thresholds pertaining to those projects are achieved. No gain or loss was recorded on the contribution as we retained control of the contributed subsidiary. Certain deferred tax impacts of the transaction were recorded as an adjustment to Additional Paid-In Capital. Refer to Note 3 for further information.
Three months ended March 31, 2018
On March 15, 2018, we completed the sale of our Mexican asphalt business for $70.7 million. We recorded a pre-tax gain on disposal of $1.6 million for the three months ended March 31, 2018. The Mexican asphalt business contributed $2.3 million of pre-tax income for the three months ended March 31, 2018, excluding the gain on disposal.

3.	ACQUISITIONS

SemCAMS Midstream
On January 9, 2019, a wholly owned subsidiary of SemGroup Corporation, SemCanada II, L.P., an Oklahoma limited partnership (“SemGroup”), and an affiliate of Kohlberg Kravis Roberts & Co. L.P. and wholly owned subsidiary of KKR Global Infrastructure Investors III L.P., KKR Alberta Midstream Inc., an Alberta corporation (“KKR”), entered into definitive documents to create a new joint venture company that will own and operate midstream oil and gas infrastructure in Western Canada, SemCAMS Midstream ULC, an Alberta unlimited liability corporation (“SemCAMS Midstream”). SemGroup owns 51%, and KKR owns 49%, of SemCAMS Midstream, subsequent to close of the transactions described below.

Share Purchase Agreement
In connection with the formation of SemCAMS Midstream, on January 9, 2019, SemCAMS Midstream entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Meritage Midstream Services III, LP (“Meritage”) to acquire 100% of the issued and outstanding equity interests in Meritage Midstream ULC, an Alberta unlimited liability corporation (“Meritage ULC” and such acquisition, the “Meritage Acquisition”). On February 25, 2019, SemCAMS Midstream completed the Meritage Acquisition pursuant to the Share Purchase Agreement for a debt-free, cash purchase price of C$645.6 million (US$490.8 million at the February 25, 2019 exchange rate), subject to customary post-closing

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

3.	ACQUISITIONS, Continued

adjustments. The purchase price included C$152.3 million (US$115.8 million at the February 25, 2019 exchange rate) in reimbursements for estimated capital expenditures incurred from September 1, 2018 to the closing of the Meritage Acquisition (the “Meritage Closing”).

Pursuant to the Share Purchase Agreement, SemCAMS Midstream has obtained a representation and warranty insurance policy to cover losses arising from breaches of representations and warranties by Meritage. Each party has agreed to indemnify the other for breaches of covenants and certain other matters, subject to certain exceptions and limitations.

Investment and Contribution Agreement
Concurrently with the execution of the Share Purchase Agreement, SemGroup, KKR and SemCAMS Midstream entered into an Investment and Contribution Agreement (the “Contribution Agreement”). On February 25, 2019, the Contribution (as defined below) closed immediately prior to the Meritage Closing (the “Contribution Closing”). Pursuant to the terms of the Contribution Agreement, each of SemGroup and KKR made the following contributions to SemCAMS Midstream: (i) SemGroup contributed 100% of the issued and outstanding equity interests in its wholly owned subsidiary, SemCAMS ULC, an Alberta unlimited liability company, (the “SemGroup Contribution”) in exchange for (A) 51% of the common shares of SemCAMS Midstream, (B) a cash amount of C$645.6 million (US$490.8 million at the February 25, 2019 exchange rate), capital contributions to SemCAMS ULC by SemGroup, and other customary adjustments, (C) a potential payment of C$14.7 million (US$11.2 million at the February 25, 2019 exchange rate) contingent on positive final investment decision of a specific project by SemCAMS Midstream, and (D) earnout consideration in the form of a special share in SemCAMS Midstream entitled to dividend payments up to a maximum (pre-tax) aggregate amount of C$50.0 million (US$38.0 million at the February 25, 2019 exchange rate) if either or both of two specific projects proceed and EBITDA thresholds pertaining to those projects are achieved; and (ii) KKR contributed cash in the amount of C$785.6 million (US$597.2 million at the February 25, 2019 exchange rate), capital contributions to SemCAMS ULC by SemGroup and a payment of C$14.7 million (US$11.2 million at the February 25, 2019 exchange rate) contingent on the pursuit of a specific project (unrelated to the two projects referred to above) by SemCAMS Midstream, and other customary adjustments (the “KKR Contribution” and, together with the SemGroup Contribution, the “Contribution”) in exchange for (A) 49% of the common shares of SemCAMS Midstream and (B) 300,000 preferred shares in SemCAMS Midstream (representing C$300 million (US$228.1 million at the February 25, 2019 exchange rate) of KKR cash contribution) which will pay annual dividends of $87.50 paid on a quarterly basis. SemCAMS Midstream may elect, for any of the first ten quarters following issuance of the preferred shares, to pay the dividends in-kind in the form of additional preferred shares. SemCAMS Midstream will have the right to convert the preferred shares into common shares in the event of an initial public offering of its common shares, at a conversion price equal to 92.5% of the IPO offering price. In connection with the issuance of the preferred shares, KKR received a C$6.0 million (US$4.6 million at the February 25, 2019 exchange rate) transaction fee from SemCAMS Midstream.
Included within the C$645.6 million (US$490.8 million at the February 25, 2019 exchange rate) cash received by SemGroup are reimbursements of C$30.6 million (US$23.2 million at the February 25, 2109 exchange rate) for a 51% share of the deposit made pursuant to the Share Purchase Agreement. KKR’s cash contribution of C$785.6 million (US$597.2 million at the February 25, 2019 exchange rate) does not include C$29.4 million (US$22.3 million), the 49% share of the deposit made pursuant to the Share Purchase Agreement, which was not reimbursed to KKR and forms part of the KKR Contribution.
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

Purchase price allocation
We are in the process of finalizing the determination of the fair value of consideration exchanged and assets and liabilities acquired at the acquisition date to record the business combination. Further, the acquired business was not yet

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

3.	ACQUISITIONS, Continued

required to comply with ASU 2016-02 “Leases (Topic 842)”. The determination of the estimated fair values of the assets acquired, including intangible assets and goodwill, and liabilities assumed is not yet complete and adjustments to preliminary amounts could be material.
As of March 31, 2019, we have recorded the preliminary purchase price allocation as follows in USD at the February 25, 2019, exchange rate (in thousands):

Assets acquired
Cash	$2,756
Accounts receivable	29,330
Other current assets	60
Property, plant and equipment	330,681
Intangible assets subject to amortization	115,524
Goodwill	78,768
Total assets acquired	$557,119

Consideration
Cash	$491,487
Liabilities assumed
Accounts payable and accrued liabilities	32,169
Other noncurrent liabilities	33,463
Total liabilities assumed	65,632
Total consideration	$557,119

Finite-lived intangibles are amortized over their estimated useful lives. Customer contracts are being amortized over 20 years on a straight-line basis. Goodwill primarily relates to the location of the business and potential for future growth. SemGroup will be able to deduct 51% of the goodwill from the transaction for U.S. income tax purposes. Acquired property, plant and equipment has been assigned useful lives consistent with our accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

4.	EQUITY METHOD INVESTMENTS

Our equity method investments consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
White Cliffs Pipeline, L.L.C.	$257,914	$255,043
NGL Energy Partners LP	18,979	18,966
Total equity method investments	$276,893	$274,009

Our earnings from equity method investments consisted of the following (in thousands):

	Three Months Ended March 31,
	2019	2018
White Cliffs Pipeline, L.L.C.	$13,937	$12,605
NGL Energy Partners LP	14	9
Total earnings from equity method investments	$13,951	$12,614

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

4.	EQUITY METHOD INVESTMENTS, Continued

White Cliffs Pipeline, L.L.C.
We own a 51% interest in White Cliffs Pipeline, L.L.C. (“White Cliffs”), which we account for under the equity method. Certain unaudited summarized income statement information of White Cliffs for the three months ended March 31, 2019 and 2018, is shown below (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenue	$45,624	$40,391
Cost of products sold, exclusive of depreciation and amortization	$221	$384
Operating, general and administrative expenses	$8,812	$5,402
Depreciation and amortization expense	$9,263	$9,592
Net income	$27,328	$25,014

Our equity in earnings of White Cliffs for the three months ended March 31, 2019 and 2018, is less than 51% of the net income of White Cliffs for the same periods. This is due to certain general and administrative expenses we incur in managing the operations of White Cliffs that the other owners are not obligated to share.
We received cash distributions from White Cliffs of $20.5 million and $19.2 million for the three months ended March 31, 2019 and 2018, respectively.
The members of White Cliffs are required to contribute capital to White Cliffs to fund various projects. For the three months ended March 31, 2019, we contributed $9.4 million to fund White Cliffs capital projects. There were no capital contributions made during the three months ended March 31, 2018. In 2018, we announced that we will convert one of the White Cliffs 12-inch carrier pipelines from crude service to natural gas liquids service. Remaining contributions related to the conversion project will be paid in 2019 and are expected to total $17.8 million. The project is expected to be completed during the fourth quarter of 2019.
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
Fair value of financial instruments
We record certain financial assets and liabilities at fair value at each balance sheet date. The tables below summarize the balances of derivative assets and liabilities at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019
	Level 1	Level 2	Level 3	Netting (1)	Total - Net
Assets:
Commodity derivatives (2)	$3,140	$—	$—	$(3,140)	$—
Total assets	3,140	—	—	(3,140)	—
Liabilities:
Commodity derivatives	4,273	—	—	(3,140)	1,133
Foreign currency forwards	—	1,053	—	—	1,053
Interest rate swaps	—	—	2,175	—	2,175
Total liabilities	4,273	1,053	2,175	(3,140)	4,361
Net assets (liabilities) at fair value	$(1,133)	$(1,053)	$(2,175)	$—	$(4,361)

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

5.	FINANCIAL INSTRUMENTS, Continued

	December 31, 2018
	Level 1	Level 2	Level 3	Netting (1)	Total - Net
Assets:
Commodity derivatives (2)	$4,658	$—	$—	$(973)	$3,685
Total assets	4,658	—	—	(973)	3,685
Liabilities:
Commodity derivatives	973	—	—	(973)	—
Foreign currency forwards	—	2,985	—	—	2,985
Interest rate swaps	—	—	1,482	—	1,482
Total liabilities	973	2,985	1,482	(973)	4,467
Net assets (liabilities) at fair value	$3,685	$(2,985)	$(1,482)	$—	$(782)
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
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value levels. At March 31, 2019 and December 31, 2018, all of our physical fixed price forward purchases and sales commodity contracts were being accounted for as normal purchases and normal sales.
The following table summarizes changes in the fair value of our net financial liabilities classified as Level 3 in the fair value hierarchy (in thousands):

	Three Months Ended March 31,
	2019	2018
Net assets (liabilities) at beginning of the period	$(1,482)	$(1,228)
Transfers out of Level 3	—	—
Realized/Unrealized gain (loss) included in earnings*	(693)	1,074
Settlements	—	284
Net assets (liabilities) at end of period	$(2,175)	$130
*Gains and losses related to interest rate swaps are recorded in interest expense in the condensed consolidated statements of operations and comprehensive income (loss).
See Note 7 for fair value of debt instruments. The approximate fair value of cash and cash equivalents, accounts receivable and accounts payable is equal to book value due to the short-term nature of these items.

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
The following table sets forth the notional quantities for derivative instruments entered into (in thousands of barrels):

	Three Months Ended March 31,
	2019	2018
Sales	4,734	4,139
Purchases	4,901	3,375

We have not designated any of our commodity derivative instruments as accounting hedges. We have recorded the fair value of our commodity derivative instruments on our condensed consolidated balance sheets in “other current assets” and “other current liabilities” in the following amounts (in thousands):

	March 31, 2019		December 31, 2018
	Assets	Liabilities	Assets	Liabilities
Commodity contracts	$—	$1,133	$3,685	$—

We have posted margin deposits as collateral with brokers who have the right of set off associated with these funds. At March 31, 2019 and December 31, 2018, our margin deposit balances were $3.1 million and $0.1 million, respectively. These margin account balances have not been offset against our net commodity derivative instrument (contract) positions. Had these margin deposits been netted against our net commodity derivative instrument (contract) positions as of March 31, 2019 and December 31, 2018, we would have had asset positions of $2.0 million and $3.8 million, respectively.
Realized and unrealized gains (losses) from our commodity derivatives were recorded to product revenue in the following amounts (in thousands):

	Three Months Ended March 31,
	2019	2018
Commodity contracts	$(10,585)	$(3,136)

Interest rate swaps
We have interest rate swaps which allow us to limit exposure to interest rate fluctuations. The swaps only apply to a portion of our outstanding debt and provide only partial mitigation of interest rate fluctuations. We have not designated

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

5.	FINANCIAL INSTRUMENTS, Continued

the swaps as hedges, as such, changes in the fair value of the swaps are recorded through current period earnings as a component of interest expense. At March 31, 2019 and December 31, 2018, we had interest rate swaps with notional values of $522.8 million and $524.3 million, respectively. At March 31, 2019, the fair value of our interest rate swaps was $2.2 million which was reported within “other noncurrent liabilities” in our condensed consolidated balance sheet. At December 31, 2018, the fair value of our interest rate swaps was $1.5 million which was reported within “other current liabilities” in our condensed consolidated balance sheet. For the three months ended March 31, 2019 and 2018, we recognized realized and unrealized losses of $0.7 million and realized and unrealized gains of $1.1 million related to interest rate swaps, respectively.
Foreign currency forwards
We have foreign currency forwards primarily to purchase Canadian dollars to limit exposure to foreign currency rate fluctuations for capital contributions to our Canada segment primarily to fund capital projects. We have not designated the forwards as hedges; therefore, changes in the fair value of the forwards are recorded through current period earnings as a component of foreign currency transaction gains and losses. At March 31, 2019 and December 31, 2018, we had foreign currency forwards with notional values of $25.8 million and $56.1 million, respectively. At March 31, 2019 and December 31, 2018, the fair value of our foreign currency forwards was $1.1 million and $3.0 million, respectively, which is reported within "other current liabilities" in our condensed consolidated balance sheet. For the three months ended March 31, 2019 and 2018, we recognized realized and unrealized losses of $0.3 million and $4.4 million related to foreign currency forwards, respectively.
Concentrations of risk
During the three months ended March 31, 2019, one customer, primarily of our U.S. Liquids segment, accounted for more than 10% of our consolidated revenue with revenues of $132.9 million. One third-party supplier, primarily of our U.S. Liquids segment, accounted for more than 10% of our consolidated costs of products sold with purchases of $50.9 million.
At March 31, 2019, two third-party customers, primarily of our U.S. Liquids segment, accounted for approximately 30% of our consolidated accounts receivable.

6.	INCOME TAXES
The effective tax rate was 58% and (232)% for the three months ended March 31, 2019 and 2018, respectively. The rate for the three months ended March 31, 2019, is impacted by $1.1 million Canadian withholding tax paid on remittances to the U.S. and non-controlling interests in Maurepas Pipeline, LLC and SemCAMS Midstream ULC for which taxes are not provided. The rate for the three months ended March 31, 2018, is impacted by a discrete tax expense related to the vesting of restricted stock in the amount of $1.4 million and a discrete tax expense of $10.9 million in Mexico on the sale of the 100% equity interest in our Mexican asphalt business. Significant items that impacted the effective tax rate for each period, as compared to the U.S. federal statutory rate of 21%, include earnings in foreign jurisdictions taxed at different rates, foreign earnings taxed in foreign jurisdictions as well as in the U.S., since they are disregarded entities for U.S. federal income tax purposes, and the U.S. deduction for foreign taxes. These combined factors, and the magnitude of the permanent items impacting the tax rate relative to income from continuing operations before income taxes, result in rates that are not comparable between the periods.
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

We have analyzed filing positions in all of the federal, state and foreign jurisdictions where we are required to file income tax returns and determined that no accruals related to uncertainty in tax positions are required. All income tax

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

6.     INCOME TAXES, Continued

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

7.	LONG-TERM DEBT
Our long-term debt consisted of the following (dollars in thousands):

	Interest rate at March 31, 2019	March 31, 2019	December 31, 2018
Senior unsecured notes due 2022	5.6250%	$400,000	$400,000
Senior unsecured notes due 2023	5.6250%	350,000	350,000
Senior unsecured notes due 2025	6.3750%	325,000	325,000
Senior unsecured notes due 2026	7.2500%	300,000	300,000
SemGroup $1.0 billion corporate revolving credit facility (1)
Alternate base rate borrowings	—	—	24,500
Eurodollar borrowings	—	—	95,000
HFOTCO term loan B (2)	5.2500%	595,500	597,000
HFOTCO tax exempt notes payable due 2050	3.5178%	225,000	225,000
HFOTCO $75 million revolving credit facility	—	—	—
SemCAMS Midstream term loan A(3)
Alternate base rate borrowings	4.5501%	262,096	—
Prime rate borrowings	5.4500%	4	—
SemCAMS Midstream C$450 million revolving credit facility (3)
Alternate base rate borrowings	4.5198%	18,722	—
Prime rate borrowings	5.4500%	26,210	—
Unamortized premium (discount) and debt issuance costs, net		(34,949)	(31,666)
Total long-term debt, net		2,467,583	2,284,834
Less: current portion of long-term debt		6,000	6,000
Noncurrent portion of long-term debt, net		$2,461,583	$2,278,834

(1)	SemGroup $1.0 billion corporate revolving credit facility matures on March 15, 2021.

(2)	HFOTCO term loan B is due in quarterly installments of $1.5 million with a final payment due on June 26, 2025.

(3)	SemCAMS Midstream term note A and C$450 million revolving credit facility mature on February 25, 2024.
SemCAMS Midstream Credit Agreement
On February 25, 2019, SemCAMS Midstream entered into a Credit Agreement (the “Credit Agreement”), together with The Toronto-Dominion Bank, as administrative agent, providing for a C$350 million senior secured term loan facility and a C$450 million senior secured revolving credit facility. Both facilities under the Credit Agreement mature on February 25, 2024. SemCAMS Midstream may incur additional term loans and revolving commitments in an aggregate amount not to exceed C$250 million, subject to receiving commitments for such additional term loans or revolving commitments from either new lenders or increased commitments from existing lenders.
Pledges and guarantees
Our senior unsecured notes are guaranteed by certain subsidiaries. See Note 18 for additional information.

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
The SemCAMS Midstream Credit Agreement is guaranteed on a non-recourse basis by each of SemGroup and KKR, limited to each respective entity’s equity interests in SemCAMS Midstream, and fully guaranteed by any future material subsidiary of SemCAMS Midstream. The obligations under the Credit Agreement and related lender hedge instruments and cash management instruments are secured by a lien on substantially all of the property and assets of SemCAMS Midstream and the other loan parties, subject to customary exceptions.
Letters of credit
We had the following outstanding letters of credit at March 31, 2019 (dollars in thousands):

SemGroup $1.0 billion revolving credit facility	2.50%	$27,335
Secured bi-lateral (1)	1.75%	$18,875
(1) Secured bi-lateral letters of credit are external to the SemGroup $1.0 billion revolving credit facility and do not reduce availability for borrowing on the credit facility.
Capitalized interest
During the three months ended March 31, 2019 and 2018, we capitalized interest of $1.7 million and $3.1 million, respectively.
Fair value
We estimate the fair value of our senior unsecured notes based on unadjusted, transacted market prices near the measurement date. Our other long-term debts are estimated to be carried at fair value as a result of the recent timing of borrowings or rate resets. We estimate the fair value of our consolidated long-term debt, including current maturities, to be approximately $2.5 billion at March 31, 2019, which is categorized as a Level 2 measurement.

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
The Kansas Department of Health and Environment (the “KDHE”) initiated discussions during our bankruptcy proceeding regarding six of our sites in Kansas (five owned by U.S. Liquids and one owned by U.S. Gas) that KDHE believed, based on their historical use, may have had soil or groundwater contamination in excess of state standards. KDHE sought our agreement to undertake assessments of these sites to determine whether they are contaminated. We reached an agreement with KDHE on this matter and entered into a Consent Agreement and Final Order with KDHE to conduct environmental assessments on the sites and to pay KDHE’s costs associated with their oversight of this matter. We have conducted Phase II investigations at all sites. Four sites are in various stages of follow-up investigation, remediation, monitoring, or closure under KDHE oversight.  The environmental work at these sites is being completed under consent orders between Rose Rock Midstream Crude, L.P. and the KDHE. Two of the remaining sites have limited impacts to shallow soil and groundwater and the groundwater is currently being monitored on a semi-annual basis until such time that closure can be granted by the KDHE.  No active remediation is anticipated for these two sites.  The final two sites have required additional investigation and soil and groundwater remediation may be necessary to achieve KDHE closure. We do not anticipate any penalties or fines for these historical sites.

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
Asset retirement obligations
We will be required to incur significant removal and restoration costs when we retire our natural gas gathering and processing facilities in Canada. At March 31, 2019, we have an asset retirement obligation liability of $25.0 million, which is included within “other noncurrent liabilities” on our condensed consolidated balance sheets. This amount was calculated using the $138.9 million cost we estimate we would incur to retire these facilities, discounted based on our risk-adjusted cost of borrowing and the estimated timing of remediation.
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
Purchase and sale commitments
We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We account for derivatives at fair value with the exception of commitments that have been designated as normal purchases and sales for which we do not record assets or liabilities related to these agreements until the product is purchased or sold. At March 31, 2019, such commitments included the following (in thousands):

	Volume (Barrels)	Value
Fixed price purchases	3,858	$227,200
Fixed price sales	4,296	$253,986
Floating price purchases	17,811	$1,125,554
Floating price sales	20,621	$1,180,447

Certain of the commitments shown in the table above relate to agreements to purchase product from a counterparty and to sell a similar amount of product (in a different location) to the same counterparty. Many of the commitments shown in the table above are cancellable by either party, as long as notice is given within the time frame specified in the agreement (generally 30 to 120 days).
Our U.S. Gas segment has a take-or-pay contractual obligation related to the fractionation of natural gas liquids through June 2023. The approximate amount of future obligation is as follows (in thousands):

For year ending:
December 31, 2019	$7,371
December 31, 2020	9,063
December 31, 2021	7,337
December 31, 2022	6,905
December 31, 2023	2,854
Thereafter	—
Total expected future payments	$33,530

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

8.	COMMITMENTS AND CONTINGENCIES, Continued

Our U.S. Gas segment also enters into contracts under which we are responsible for marketing the majority of the gas and natural gas liquids produced by the counterparties to the agreements. The majority of U.S. Gas’s revenues were generated from such contracts.
Our U.S. Liquids segment has minimum volume commitments for pipeline transportation of crude oil. The approximate amount of future obligations is as follows (in thousands):

For year ending:
December 31, 2019	$16,473
December 31, 2020	19,751
December 31, 2021	12,976
December 31, 2022	13,231
December 31, 2023	13,496
Thereafter	6,817
Total expected future payments	$82,744

9.	EQUITY
Equity issuances
During the three months ended March 31, 2019, 32,468 shares under the Employee Stock Purchase Plan were issued and 298,142 shares related to our equity-based compensation awards vested.
Equity-based compensation
At March 31, 2019, there were 1,639,668 unvested shares that have been granted under our director and employee compensation programs. The par value of these shares is not reflected in common stock on the condensed consolidated balance sheets, as these shares have not yet vested. For certain of the awards, the number of shares that will vest is contingent upon our achievement of certain specified targets. If we meet the specified maximum targets, approximately 542,000 additional shares could vest.
The holders of certain restricted stock awards are entitled to equivalent dividends (“UDs”) to be received upon vesting of the related restricted stock awards and will be settled in cash. At March 31, 2019, the value of the UDs to be settled in cash related to unvested restricted stock awards was approximately $1.9 million.
During the three months ended March 31, 2019, we granted 681,948 restricted stock awards with a weighted average grant date fair value of $15.22 per award.
Noncontrolling interests
A 49% interest in our consolidated subsidiary, SemCAMS Midstream, in the form of common shares, is reported as a noncontrolling interest in our condensed consolidated financial statements.
A 49% interest in our consolidated subsidiary, Maurepas Pipeline, LLC, in the form of Class B shares of Maurepas Pipeline, LLC is reported as a noncontrolling interest in our condensed consolidated financial statements. The Class B shares provide for a monthly preference on Maurepas Pipeline, LLC distributions for the owners.
Common stock dividends
The following table sets forth the quarterly common stock dividends per share declared and/or paid to shareholders for the periods indicated:

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

9.	EQUITY, Continued

Quarter Ending	Dividend Per Share	Date of Record	Date Paid
March 31, 2018	$0.4725	March 9, 2018	March 19, 2018
June 30, 2018	$0.4725	May 16, 2018	May 25, 2018
September 30, 2018	$0.4725	August 20, 2018	August 29, 2018
December 31, 2018	$0.4725	November 16, 2018	November 26, 2018

March 31, 2019	$0.4725	March 4, 2019	March 14, 2019
June 30, 2019	$0.4725	May 10, 2019	May 20, 2019

10.	REDEEMABLE PREFERRED STOCK

SemGroup redeemable preferred stock
The following table sets forth the preferred stock dividends declared or paid-in-kind for the periods indicated (in thousands):

Quarter Ended	Dividend Paid-In-Kind	Date Paid
March 31, 2018*	$4,832	May 25, 2018
June 30, 2018	$6,211	August 29, 2018
September 30, 2018	$6,317	November 26
December 31, 2018	$6,430	March 1, 2019

March 31, 2019	$6,541	May 24, 2019
*Prorated from January 19, 2018 to March 31,2018
These dividends paid-in-kind increased the liquidation preference such that as of March 31, 2019, the preferred stock was convertible into 11,326,954 shares.
Subsidiary redeemable preferred stock
In conjunction with the formation of our SemCAMS Midstream joint venture, SemCAMS Midstream issued 300,000 shares of cumulative preferred stock with a C$1,000 (US$749 at the March 31, 2019 exchange rate) notional value which pay annual dividends of C$87.50 per share. The preferred stock is redeemable at SemCAMS Midstream’s option subsequent to the third anniversary of issuance at a redemption price of C$1,100 (US$824 at the March 31, 2019 exchange rate) per share. The preferred stock is redeemable by the holder contingent upon a change of control or liquidation of SemCAMS Midstream. The preferred stock is convertible to SemCAMS Midstream common shares in the event of an initial public offering by SemCAMS Midstream.
The preferred stock was issued for proceeds of C$293.7 million (US$223.8 million at the historical rate) which is net of C$6.3 million (US$4.8 million at the historical rate) of costs. As the preferred stock is redeemable after three years, we have made a policy election to record the preferred stock at the redemption amount of C$330 million (US$250.2 million at the historical rate). The accretion to redemption amount is treated as a reduction to SemCAMS common equity held by SemGroup and the noncontrolling interest holders.
Dividends on the preferred stock are payable in-kind for the first ten quarters subsequent to issuance. SemCAMS elected to pay in-kind dividends for the first quarter of 2019 in the amount of C$2.5 million (US$1.9 million at the March 31, 2019 exchange rate), which is prorated for the period subsequent to the transaction.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

11.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in the components of accumulated other comprehensive loss for the periods shown (in thousands):

	Three Months Ended March 31, 2019
	Currency Translation	Employee Benefit Plans	Total	Attributable to Noncontrolling Interest	Attributable to SemGroup
December 31, 2018	$(45,816)	$(5,431)	$(51,247)	$—	$(51,247)
Currency translation adjustment, net of income tax benefit of $1,170	(3,735)	—	(3,735)	5,612	(9,347)
Reclassification of certain tax effects from adoption of ASU 2018-02	(10,884)	—	(10,884)	—	(10,884)
Changes related to benefit plans, net of income tax expense of $143	—	386	386	(32)	418
March 31, 2019	$(60,435)	$(5,045)	$(65,480)	$5,580	$(71,060)

	Three Months Ended March 31, 2018
	Currency Translation	Employee Benefit Plans	Total
December 31, 2017	$(51,014)	$(2,787)	$(53,801)
Currency translation adjustment, net of income tax benefit of $2,950	(9,137)	—	(9,137)
Currency translation adjustment reclassified to gain on disposal, net of income tax expense of $8,818	27,305	—	27,305
Changes related to benefit plans, net of income tax expense of $1	—	3	3
March 31, 2018	$(32,846)	$(2,784)	$(35,630)

12.	REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregated revenue

Our revenue is disaggregated by segment and by activity below (in thousands):

	Three Months Ended March 31,
	2019	2018
U.S. Liquids
Product sales	$385,030	$443,397
Pipeline transportation	21,121	20,339
Truck transportation	3,942	5,728
Storage fees	41,744	38,121
Facility service fees	17,749	11,031
Lease revenue	3,882	4,329

U.S. Gas
Product sales	39,492	39,709
Service fees	13,667	16,187
Other revenue	67	—

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

12.	REVENUE FROM CONTRACTS WITH CUSTOMERS, Continued

Canada
Service fees	31,476	30,542
Other revenue	13,351	14,603

Corporate and Other
Product sales	—	31,319
Storage fees	—	7,103
Service fees	—	2,841
Intersegment eliminations	(4,289)	(3,640)

Total revenue	$567,232	$661,609

Remaining performance obligations

Most of our service contracts are such that we have the right to consideration from a customer in an amount that corresponds directly with the value to the customer of our performance completed to date. Therefore, we utilized the practical expedient in ASC 606-10-55-18 under which we recognize revenue in the amount to which we have the right to invoice. Applying this practical expedient, we are not required to disclose the transaction price allocated to remaining performance obligations under these agreements. However, certain of our agreements, such as "take-or-pay" agreements, do not qualify for the practical expedient. The amount and timing of revenue recognition for such contracts is presented below (in thousands):

	2019	2020	2021	2022	2023	Thereafter
Expected timing of revenue recognized for remaining performance obligations	$235,920	$261,390	$222,523	$210,652	$192,783	$1,409,836

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

	March 31, 2019	December 31, 2018
Noncurrent receivables	$12,729	$11,496

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

12.	REVENUE FROM CONTRACTS WITH CUSTOMERS, Continued

Deferred revenue

We record deferred revenue when we have received a payment in advance of delivering a product or performing a service. For the three months ended March 31, 2019 and 2018, we recognized $0.3 million and $3.2 million, respectively, of revenue which was included in deferred revenue at the beginning of the period.

Costs to obtain or fulfill a contract

Unless material, we expense costs to obtain or fulfill a contract in the period incurred. At March 31, 2019 and December 31, 2018, we had contract assets of $9.3 million and $9.4 million, respectively, related to costs incurred to obtain contracts which had been expensed as incurred under previous guidance. These costs are reported within “other noncurrent assets” on the condensed consolidated balance sheets and are being amortized straight-line over 25 years, the life of the related contracts. We recognized $0.1 million and $0.1 million of amortization of these assets for the three months ended March 31, 2019 and 2018, respectively.

13.	LEASES
SemGroup is a lessee of buildings, land, compressors, vehicles, office equipment and other small equipment under operating leases of varying durations. These leases have fixed and variable payments with variable payments generally being based on usage or the pass through of ownership costs from the lessors. Generally, these leases contain the right to extend the lease for a limited term or on a month to month basis subsequent to expiration of the initial term. Lease renewal periods have been accounted for where we have the right to extend the term and the renewal is reasonably assured at lease inception.
SemGroup is a lessor of certain land, storage tanks and a barge dock located on the Gulf Coast. Based on the terms of the agreement, these assets are accounted for as a direct financing lease. This lease has fixed and variable payments with variable payments generally being based on usage. The agreement has a 10 year initial term and the customer has the right to renew for two successive five year periods. Subsequent to those periods, either party may cancel the agreement, otherwise it will continue to renew for five year periods. Risks related to unguaranteed residual values are mitigated through insurance and regular maintenance.
We have elected the practical expedients offered by ASC 842 which do not require a reassessment of whether the contract contains a lease, the lease classification or initial direct costs. Additionally, we have elected the practical expedient not to reassess certain land easements. As such, certain storage tank, pipeline leases and land easements, which are not currently treated as leases, may become leases if these agreements are renewed or modified depending on the terms of the renewal or modification. Additionally, the classification for existing leases may change as agreements are renewed or modified.
Lessee
We have elected the practical expedient to not separate lease and non-lease components for agreements where we lease land, buildings, storage tanks, compressors, and small machinery and equipment.
At March 31, 2019, we have recorded the following right-of-use assets and lease liabilities (in thousands):

March 31, 2019
Right of use assets
Financing	$3,071
Operating	$91,011
Lease liabilities
Financing	$3,090
Operating	$93,110

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

13.	LEASES, Continued

During the three months ended March 31, 2019, we have recorded the following (in thousands):

Three Months Ended March 31, 2019
Finance lease cost:
Amortization of right-of-use assets	$162
Interest expense on lease liabilities	$40
Operating lease costs	$2,237
Variable lease costs	$590
Cash paid for amounts included in the measurement of lease liabilities:
Financing	$95
Operating	$633
Noncash information on lease liabilities arising from obtaining right-of-use assets:
Financing	$3,232
Weighted average remaining lease term (in years):
Financing	4.75 years
Operating	40.5 years
Weighted average discount rate:
Financing	5.16%
Operating	5.16%

Undiscounted cash flows for the remainder of the year and on an annual basis for the following years are as follows (in thousands):

	Financing	Operating
2019	$549	$4,868
2020	732	6,677
2021	732	7,033
2022	732	6,437
2023	732	5,891
Thereafter	—	206,300
Total undiscounted cash flows	$3,477	$237,206
Short-term lease liabilities	$600	$4,428
Long-term lease liabilities	2,490	88,682
Total lease liabilities	$3,090	$93,110
Difference	$387	$144,096

Lessor
At March 31, 2019, the components of our net investment in direct financing leases are as follows (in thousands):

March 31, 2019
Carrying amount of receivable	$79,893
Unguaranteed residual value	69,222
Deferred selling profit on direct financing leases	(79,893)
Net investment in sales-type and direct financing leases	$69,222

For the three months ended March 31, 2019, we have recognized the following amounts of income from our direct financing leases as follows (in thousands):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

13.	LEASES, Continued

Three Months Ended March 31, 2019
Interest Income	$3,432
Income related to variable lease payments not included in the lease receivable	449
Total direct financing lease revenue	$3,881

Undiscounted cash flows on an annual basis are as follows (in thousands):

Direct financing leases
2019	$10,299
2020	13,031
2021	12,800
2022	12,804
2023	12,808
Thereafter	18,151
Total undiscounted cash flows	$79,893

14.	SEGMENTS
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
In the fourth quarter of 2018, due to recent changes in our asset portfolio, the company elected to reorganize its business structure and reporting relationships to enhance execution and capture operating efficiencies. In conjunction with the reorganization, our reportable segments have changed. Prior period segment disclosures have been recast to reflect the new segments. U.S. Liquids includes the results of our U.S. crude oil operations, including the results of our historical HFOTCO segment. U.S. Gas contains the results of our historical SemGas segment. Canada includes the operations of our historical SemCAMS segment. Our prior SemMexico and SemLogistics segments are included within Corporate and Other, as these businesses were disposed of in 2018. Eliminations of transactions between segments are also included within Corporate and Other in the tables below.
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
Our results by segment are presented in the tables below (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenues:
U.S. Liquids
External	$473,468	$522,945
U.S. Gas
External	48,937	52,256

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

14.	SEGMENTS, Continued

Intersegment	4,289	3,640
Canada
External	44,827	45,145
Corporate and Other
External	—	41,263
Intersegment	(4,289)	(3,640)
Total Revenues	$567,232	$661,609

	Three Months Ended March 31,
	2019	2018
Earnings from equity method investments:
U.S. Liquids	$13,937	$12,605
Corporate and Other	14	9
Total earnings from equity method investments	$13,951	$12,614

	Three Months Ended March 31,
	2019	2018
Depreciation and amortization:
U.S. Liquids	$39,487	$34,107
U.S. Gas	11,095	10,449
Canada	7,783	5,238
Corporate and Other	671	742
Total depreciation and amortization	$59,036	$50,536

	Three Months Ended March 31,
	2019	2018
Income tax expense (benefit):
U.S. Liquids	$147	$209
Canada	207	2,970
Corporate and Other	(4,960)	19,904
Total income tax expense (benefit)	$(4,606)	$23,083

	Three Months Ended March 31,
	2019	2018
Segment profit:
U.S. Liquids	$89,511	$68,056
U.S. Gas	12,165	14,277
Canada	22,693	22,113
Corporate and Other	(237)	10,963
Total segment profit	$124,132	$115,409

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

14.	SEGMENTS, Continued

	Three Months Ended March 31,
	2019	2018
Reconciliation of segment profit to net income (loss):
Total segment profit	$124,132	$115,409
Less:
Adjustment to reflect equity earnings on an EBITDA basis	4,710	4,883
Net unrealized loss (gain) related to commodity derivative instruments	4,818	2,226
General and administrative expense	29,547	26,477
Depreciation and amortization	59,036	50,536
Gain on disposal of long-lived assets, net	(1,444)	(3,566)
Interest expense	36,652	42,461
Foreign currency transaction loss (gain)	(288)	3,294
Other income, net	(979)	(950)
Income tax expense (benefit)	(4,606)	23,083
Net income (loss)	$(3,314)	$(33,035)

	March 31, 2019	December 31, 2018
Total assets (excluding intersegment receivables):
U.S. Liquids	$4,005,344	$3,689,384
U.S. Gas	703,069	716,837
Canada	1,304,837	684,418
Corporate and Other	360,788	119,668
Total assets	$6,374,038	$5,210,307

	March 31, 2019	December 31, 2018
Equity investments:
U.S. Liquids	$257,914	$255,043
Corporate and Other	18,979	18,966
Total equity investments	$276,893	$274,009

15.	EARNINGS PER SHARE
Earnings per share is calculated based on income less any income attributable to noncontrolling interests, cumulative preferred stock dividends and accretion of subsidiary preferred stock to redemption value. In 2018, Maurepas Pipeline, LLC, a subsidiary of SemGroup, sold Class B shares representing a 49% interest in the form of Class B shares of Maurepas Pipeline, LLC. The Class B shares provide for a monthly preference on Maurepas Pipeline, LLC distributions and are reported as a noncontrolling interest. Basic earnings (loss) per share is calculated based on the weighted average shares outstanding during the period. Diluted earnings (loss) per share includes the dilutive effect of unvested equity compensation awards and the potential conversion of preferred stock, if dilutive.
The following summarizes the calculation of basic earnings per share for the three months ended March 31, 2019 and 2018 (in thousands, except per share amounts):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	EARNINGS PER SHARE, Continued

	Three Months Ended March 31,
	2019	2018
Loss	$(3,314)	$(33,035)
less: income attributable to noncontrolling interest	3,525	—
Loss attributable to SemGroup	(6,839)	(33,035)
less: cumulative preferred stock dividends	6,541	4,832
less: cumulative subsidiary preferred stock dividends	1,857	—
less: accretion of subsidiary preferred stock to redemption value	13,749	—
Net income (loss) attributable to common shareholders	$(28,986)	$(37,867)
Weighted average common stock outstanding	78,492	78,198
Basic income (loss) per share	$(0.37)	$(0.48)

The following summarizes the calculation of diluted earnings per share for the three months ended March 31, 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Loss	$(3,314)	$(33,035)
less: income attributable to noncontrolling interest	3,525	—
Loss attributable to SemGroup	(6,839)	(33,035)
less: cumulative preferred stock dividends	6,541	4,832
less: cumulative subsidiary preferred stock dividends	1,857	—
less: accretion of subsidiary preferred stock to redemption value	13,749	—
Net income (loss) attributable to common shareholders	$(28,986)	$(37,867)
Weighted average common stock outstanding	78,492	78,198
Effect of dilutive securities	—	—
Diluted weighted average common stock outstanding	78,492	78,198
Diluted income (loss) per share	$(0.37)	$(0.48)

For the three months ended March 31, 2019 and 2018, the preferred stock would have been antidilutive and, therefore, was not included in the computation of diluted earnings. For the three months ended March 31, 2019 and 2018, we experienced net losses attributable to SemGroup. The unvested equity compensation awards would have been antidilutive and, therefore, were not included in the computation of diluted earnings per share.

16.	SUPPLEMENTAL CASH FLOW INFORMATION
The following table summarizes the changes in the components of operating assets and liabilities shown on our condensed consolidated statements of cash flows (in thousands):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
16.    SUPPLEMENTAL CASH FLOW INFORMATION, Continued

	Three Months Ended March 31,
	2019	2018
Decrease (increase) in restricted cash	$—	$33
Decrease (increase) in accounts receivable	(191,275)	122,829
Decrease (increase) in receivable from affiliates	(239)	754
Decrease (increase) in inventories	(27,723)	25,220
Decrease (increase) in other current assets	2,830	(3,748)
Decrease (increase) in other assets	299	805
Increase (decrease) in accounts payable and accrued liabilities	211,041	(104,888)
Increase (decrease) in payable to affiliates	(2,674)	(4,650)
Increase (decrease) in other noncurrent liabilities	13,686	16,142
	$5,945	$52,497

Other supplemental disclosures
We paid cash interest of $45.2 million and $45.8 million for the three months ended March 31, 2019 and 2018, respectively.
We paid cash income taxes, net of refunds, of $0.9 million and $1.8 million for the three months ended March 31, 2019 and 2018, respectively.
We incurred liabilities for capital expenditures that had not been paid of $43.5 million and $66.6 million as of March 31, 2019 and 2018, respectively. Such amounts are not included in capital expenditures on the condensed consolidated statements of cash flows.

17.	RELATED PARTY TRANSACTIONS
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
During the three months ended March 31, 2019 and 2018, we generated the following transactions with related parties (in thousands):

	Three Months Ended March 31,
	2019	2018
NGL Energy
Revenues	$3,058	$6,180
Purchases	$211	$236

White Cliffs
Storage revenues	$1,088	$1,088
Transportation fees	$3,018	$3,623
Management fees	$140	$133
Crude oil purchases	$—	$895

SEMGROUP CORPORATION
Notes to Consolidated Financial Statements

18.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS

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
Unaudited condensed consolidating financial statements for the Parent, the Guarantors and non-guarantors as of March 31, 2019 and December 31, 2018, and for the three months ended March 31, 2019 and 2018, are presented on an equity method basis in the tables below (in thousands).
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

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

18.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Balance Sheets

	March 31, 2019
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$275,687	$—	$69,431	$(1,558)	$343,560
Accounts receivable	1	650,600	130,355	—	780,956
Receivable from affiliates	166	85	283	—	534
Inventories	—	77,120	—	—	77,120
Other current assets	6,633	4,845	7,233	—	18,711
Total current assets	282,487	732,650	207,302	(1,558)	1,220,881
Property, plant and equipment, net	6,956	986,165	2,852,387	—	3,845,508
Equity method investments	2,839,934	1,709,433	—	(4,272,474)	276,893
Goodwill	—	—	334,893	—	334,893
Other intangible assets	3	117,533	349,398	—	466,934
Other noncurrent assets, net	31,653	4,675	98,519	—	134,847
Right of use assets, net	7,133	6,534	80,415	—	94,082
Total assets	$3,168,166	$3,556,990	$3,922,914	$(4,274,032)	$6,374,038
LIABILITIES, PREFERRED STOCK AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$136	$689,162	$61,337	$—	$750,635
Payable to affiliates	6	1,036	—	—	1,042
Accrued liabilities	22,087	10,319	68,535	—	100,941
Other current liabilities	5,245	4,583	18,197	—	28,025
Total current liabilities	27,474	705,100	148,069	—	880,643
Long-term debt	1,348,742	6,458	1,112,841	(6,458)	2,461,583
Deferred income taxes	63,672	—	78,789	—	142,461
Other noncurrent liabilities	6,977	6,616	128,945	—	142,538
Commitments and contingencies
Redeemable preferred stock	366,087	—	—	—	366,087
Subsidiary redeemable preferred stock	—	—	250,239	—	250,239
Owners' equity excluding noncontrolling interests in consolidated subsidiaries	1,355,214	2,838,816	1,428,758	(4,267,574)	1,355,214
Noncontrolling interests in consolidated subsidiaries	—	—	775,273	—	775,273
Total owners’ equity	1,355,214	2,838,816	2,204,031	(4,267,574)	2,130,487
Total liabilities, preferred stock and owners’ equity	$3,168,166	$3,556,990	$3,922,914	$(4,274,032)	$6,374,038

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

18.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	December 31, 2018
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$40,064	$—	$50,742	$(4,151)	$86,655
Accounts receivable	83	461,980	100,151	—	562,214
Receivable from affiliates	120	18	157	—	295
Inventories	—	49,397	—	—	49,397
Other current assets	6,682	6,711	3,871	—	17,264
Total current assets	46,949	518,106	154,921	(4,151)	715,825
Property, plant and equipment, net	6,732	992,974	2,457,620	—	3,457,326
Equity method investments	3,267,581	1,553,360	—	(4,546,932)	274,009
Goodwill	—	—	257,302	—	257,302
Other intangible assets	5	119,583	245,450	—	365,038
Other noncurrent assets, net	41,981	4,788	94,038	—	140,807
Total assets	$3,363,248	$3,188,811	$3,209,331	$(4,551,083)	$5,210,307
LIABILITIES, PREFERRED STOCK AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$38	$444,984	$49,770	$—	$494,792
Payable to affiliates	1	3,714	—	—	3,715
Accrued liabilities	33,239	18,424	63,430	2	115,095
Other current liabilities	5,723	3,409	14,423	—	23,555
Total current liabilities	39,001	470,531	127,623	2	637,157
Long-term debt	1,467,083	6,315	811,751	(6,315)	2,278,834
Deferred income taxes	4,882	—	50,907	—	55,789
Other noncurrent liabilities	1,792	—	36,756	—	38,548
Commitments and contingencies
Redeemable preferred stock	359,658	—	—	—	359,658
Owners' equity excluding noncontrolling interest in consolidated subsidiary	1,490,832	2,711,965	1,832,805	(4,544,770)	1,490,832
Noncontrolling interest in consolidated subsidiary	—	—	349,489	—	349,489
Total owners’ equity	1,490,832	2,711,965	2,182,294	(4,544,770)	1,840,321
Total liabilities, preferred stock and owners’ equity	$3,363,248	$3,188,811	$3,209,331	$(4,551,083)	$5,210,307

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

18.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Statements of Operations

	Three Months Ended March 31, 2019
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$420,233	$—	$—	$420,233
Service	—	28,042	59,385	(54)	87,373
Storage	—	5,393	39,891	(2,976)	42,308
Lease	—	—	3,882	—	3,882
Other	—	67	13,369	—	13,436
Total revenues	—	453,735	116,527	(3,030)	567,232
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	406,006	396	(3,030)	403,372
Operating	—	23,917	39,290	—	63,207
General and administrative	16,324	3,657	9,566	—	29,547
Depreciation and amortization	671	18,997	39,368	—	59,036
Loss (gain) on disposal of long-lived assets, net	—	(619)	(825)	—	(1,444)
Total expenses	16,995	451,958	87,795	(3,030)	553,718
Earnings from equity method investments	29,355	18,995	—	(34,399)	13,951
Operating income	12,360	20,772	28,732	(34,399)	27,465
Other expenses (income), net:
Interest expense	25,509	286	10,857	—	36,652
Foreign currency transaction gain	(286)	—	(2)	—	(288)
Other income, net	(591)	(40)	(348)	—	(979)
Total other expenses, net	24,632	246	10,507	—	35,385
Income (loss) before income taxes	(12,272)	20,526	18,225	(34,399)	(7,920)
Income tax expense (benefit)	(5,433)	—	827	—	(4,606)
Net income (loss)	(6,839)	20,526	17,398	(34,399)	(3,314)
Less: net income attributable to noncontrolling interests	—	—	3,525	—	3,525
Net income (loss) attributable to SemGroup	$(6,839)	$20,526	$13,873	$(34,399)	$(6,839)
Net income (loss)	$(6,839)	$20,526	$17,398	$(34,399)	$(3,314)
Other comprehensive income (loss), net of income taxes	(20,417)	6,103	81	—	(14,233)
Comprehensive income (loss)	(27,256)	26,629	17,479	(34,399)	(17,547)
Less: net income attributable to noncontrolling interests	—	—	3,525	—	3,525
Less: other comprehensive income attributable to noncontrolling interests	—	—	5,580	—	5,580
Comprehensive income (loss) attributable to SemGroup	$(27,256)	$26,629	$8,374	$(34,399)	$(26,652)

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

18.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Three Months Ended March 31, 2018
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$479,449	$31,319	$—	$510,768
Service	—	31,490	60,754	—	92,244
Storage	—	6,019	33,632	—	39,651
Lease	—	—	4,329	—	4,329
Other	—	—	14,617	—	14,617
Total revenues	—	516,958	144,651	—	661,609
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	469,998	26,134	—	496,132
Operating	—	27,541	42,250	—	69,791
General and administrative	6,486	5,769	14,222	—	26,477
Depreciation and amortization	724	18,731	31,081	—	50,536
Loss (gain) on disposal of long-lived assets, net	49,288	(78,729)	25,875	—	(3,566)
Total expenses	56,498	443,310	139,562	—	639,370
Earnings from equity method investments	59,446	(54)	—	(46,778)	12,614
Operating income	2,948	73,594	5,089	(46,778)	34,853
Other expenses (income), net:
Interest expense	13,379	23,565	5,757	(240)	42,461
Foreign currency transaction loss (gain)	4,403	(197)	(912)	—	3,294
Other income, net	(735)	(5)	(450)	240	(950)
Total other expenses, net	17,047	23,363	4,395	—	44,805
Income (loss) before income taxes	(14,099)	50,231	694	(46,778)	(9,952)
Income tax expense	18,936	—	4,147	—	23,083
Net income (loss)	(33,035)	50,231	(3,453)	(46,778)	(33,035)
Other comprehensive income (loss), net of income taxes	(5,612)	(256)	24,039	—	18,171
Comprehensive income (loss)	$(38,647)	$49,975	$20,586	$(46,778)	$(14,864)

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

18.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Statements of Cash Flows

	Three Months Ended March 31, 2019
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(40,936)	$60,195	$40,038	$(6,458)	$52,839
Cash flows from investing activities:
Capital expenditures	(894)	(9,835)	(85,532)	—	(96,261)
Proceeds from sale of long-lived assets	—	773	1,342	—	2,115
Contributions to equity method investments	—	(9,409)	—	—	(9,409)
Payments to acquire businesses	—	—	(488,297)	—	(488,297)
Distributions in excess of equity in earnings of affiliates	—	6,538	—	—	6,538
Net cash provided (used in) investing activities	(894)	(11,933)	(572,487)	—	(585,314)
Cash flows from financing activities:
Debt issuance costs	—	—	(8,341)	—	(8,341)
Borrowings on credit facilities and issuance of senior notes, net of discount	95,500	—	325,506	—	421,006
Principal payments on credit facilities and other obligations	(217,413)	—	(16,463)	—	(233,876)
Proceeds from issuance of common stock, net of offering costs	—	—	437,469	—	437,469
Proceeds from issuance of preferred stock, net of offering costs	—	—	223,280	—	223,280
Distributions to noncontrolling interests	(7,580)	—	—	—	(7,580)
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(680)	—	—	—	(680)
Dividends paid	(44,824)	—	—	—	(44,824)
Proceeds from issuance of common stock under employee stock purchase plan	89	—	48	—	137
Intercompany borrowings (advances), net	452,361	(48,262)	(413,150)	9,051	—
Net cash provided by (used in) financing activities	277,453	(48,262)	548,349	9,051	786,591
Effect of exchange rate changes on cash and cash equivalents	—	—	2,789	—	2,789
Change in cash and cash equivalents	235,623	—	18,689	2,593	256,905
Cash and cash equivalents at beginning of period	40,064	—	50,742	(4,151)	86,655
Cash and cash equivalents at end of period	$275,687	$—	$69,431	$(1,558)	$343,560

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

18.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Three Months Ended March 31, 2018
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(31,162)	$51,069	$63,673	$—	$83,580
Cash flows from investing activities:
Capital expenditures	(436)	(29,872)	(101,476)	—	(131,784)
Proceeds from sale of long-lived assets	—	—	16	—	16
Proceeds from the sale of Mexican asphalt business, net	78,729	—	(14,899)	—	63,830
Contributions to equity method investments	—	(309)	—	—	(309)
Distributions in excess of equity in earnings of affiliates	—	6,545	—	—	6,545
Net cash provided by (used in) investing activities	78,293	(23,636)	(116,359)	—	(61,702)
Cash flows from financing activities:
Debt issuance costs	(459)	—	—	—	(459)
Borrowings on credit facilities and issuance of senior notes, net of discount	—	—	—	—	—
Principal payments on credit facilities and other obligations	(132,863)	(8)	(1,375)	—	(134,246)
Debt extinguishment costs	—	—	—	—	—
Proceeds from issuance of preferred stock, net of offering costs	342,354	—	—	—	342,354
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(381)	—	—	—	(381)
Dividends paid	(37,230)	—	—	—	(37,230)
Proceeds from issuance of common stock under employee stock purchase plan	24	—	—	—	24
Intercompany borrowing (advances), net	(17,751)	(27,425)	41,409	3,767	—
Net cash provided by (used in) financing activities	153,694	(27,433)	40,034	3,767	170,062
Effect of exchange rate changes on cash and cash equivalents	—	—	(141)	—	(141)
Change in cash and cash equivalents	200,825	—	(12,793)	3,767	191,799
Cash and cash equivalents at beginning of period	32,457	—	69,872	(8,630)	93,699
Cash and cash equivalents at end of period	$233,282	$—	$57,079	$(4,863)	$285,498

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated interim financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC.

Overview of Business
We provide gathering, transportation, storage, distribution, marketing and other midstream services primarily to producers, refiners of petroleum products and other market participants located in the Gulf Coast, Midwest and Rocky Mountain regions of the United States of America (the “U.S.”) and Canada. We, or our significant equity method investee, have an asset base consisting of pipelines, gathering systems, storage facilities, terminals, processing plants and other distribution assets located in North American production and supply areas, including the Gulf Coast, Midwest, Rocky Mountain and Western Canadian regions. Our U.K. and Mexican operations were disposed of during 2018.
Our operations are conducted directly and indirectly through our primary operating segments: U.S. Liquids, U.S. Gas and Canada.
In the fourth quarter of 2018, due to recent changes in our asset portfolio, we elected to reorganize our business structure and reporting relationships to enhance execution and capture operating efficiencies. In conjunction with the reorganization, our reportable segments have changed. Prior period segment disclosures have been recast to reflect the new segments. U.S. Liquids includes the results of both our U.S. crude oil operations including the results of Houston Fuel Oil Terminal Company (“HFOTCO”) subsequent to its acquisition in 2017. U.S. Gas contains the results of our historical SemGas segment. Canada includes the operations of our historical SemCAMS segment. Our prior Mexican and U.K. operating segments are included within Corporate and Other, as these businesses were disposed of in 2018.

Recent Developments
On January 9, 2019, one of our wholly owned subsidiaries, SemCanada II, L.P., and an affiliate of Kohlberg Kravis Roberts & Co, L.P. and wholly owned subsidiary of KKR Global Infrastructure Investors III L.P., KKR Alberta Midstream Inc, entered into definitive documents to create a new joint venture company that owns and operates midstream oil and gas infrastructure in Western Canada, SemCAMS Midstream ULC, an Alberta unlimited liability corporation ("SemCAMS Midstream"). SemGroup owns 51% and KKR owns 49% of SemCAMS Midstream. Subsequent to the joint venture creation, SemCAMS Midstream acquired Meritage Midstream ULC and its midstream infrastructure assets. These transactions closed on February 25, 2019. For information relating to this joint venture and acquisition arrangement, refer to Note 3.

Results of Operations
Consolidated Results of Operations

	Three Months Ended March 31,
(in thousands)	2019	2018
Revenues	$567,232	$661,609
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	403,372	496,132
Operating	63,207	69,791
General and administrative	29,547	26,477
Depreciation and amortization	59,036	50,536
Gain on disposal of long-lived assets, net	(1,444)	(3,566)
Total expenses	553,718	639,370
Earnings from equity method investments	13,951	12,614
Operating income	27,465	34,853
Other expenses (income), net:
Interest expense	36,652	42,461
Foreign currency transaction loss (gain)	(288)	3,294
Other income, net	(979)	(950)

Total other expenses, net	35,385	44,805
Loss before income taxes	(7,920)	(9,952)
Income tax expense (benefit)	(4,606)	23,083
Net loss	$(3,314)	$(33,035)
Revenues and Expenses
Revenues and expenses are analyzed by operating segment below.
Operating expense
Operating expense decreased in the three months ended March 31, 2019, to $63.2 million from $69.8 million in the three months ended March 31, 2018, primarily due to lower current year costs due to the disposal of our Mexican asphalt and U.K. operations in 2018.
General and administrative expense
General and administrative expense increased in the three months ended March 31, 2019, to $29.5 million from $26.5 million in the three months ended March 31, 2018. The increases were primarily due to costs related to the formation of SemCAMS Midstream and the acquisition of Meritage Midstream ULC.
Depreciation and amortization expense
Depreciation and amortization expense increased in the three months ended March 31, 2019, to $59.0 million from $50.5 million in the three months ended March 31, 2018. The increase is primarily due to additional assets placed in service by our Gulf Coast terminal and Canadian business and increased amortization of intangibles related to our Gulf Coast terminal and the acquisition of Meritage Midstream ULC.
Gain on disposal of long-lived assets, net
We incurred a net gain on disposal of long-lived assets, net for the three months ended March 31, 2019, of $1.4 million compared to a net gain of $3.6 million on disposal of long-lived assets, net for the three months ended March 31, 2018.
Interest expense
Interest expense decreased in the three months ended March 31, 2019, to $36.7 million from $42.5 million in the three months ended March 31, 2018. The decrease in interest expense is primarily due to $12.6 million in accretion of notes payable related to the HFOTCO acquisition that was paid off in early 2018. This decrease was offset, in part, by increases of $2.0 million in swaps hedging by HFOTCO related to rate changes, $1.6 million in interest expense by our Canada segment, $1.5 million in in decreased capitalized interest, $1.1 million in increased LIBOR and revolver rates, $0.6 million in bank interest due to higher debt amounts related to HFOTCO and $0.2 million in debt issuance costs related to HFOTCO.
Foreign currency transaction loss (gain)
We incurred a foreign currency transaction gain in the three months ended March 31, 2019, of $0.3 million compared to a net loss of $3.3 million in the three months ended March 31, 2018. The change is primarily due to realized and unrealized gains of $0.3 million on foreign currency forwards for purchases of Canadian dollars to limit exposure to foreign currency rate fluctuations for capital contributions to our Canadian operations compared with $4.4 million of realized and unrealized losses in the prior year. The remaining change is primarily due to foreign currency changes related to U.S. dollar denominated payables of our Mexican asphalt and U.K. businesses which were sold in early 2018.
Income tax expense (benefit)
We reported an income tax benefit of $4.6 million for the three months ended March 31, 2019, compared to an expense of $23.1 million for the three months ended March 31, 2018. The effective tax rate was 58% and (232)% for the three months ended March 31, 2019 and 2018, respectively. The rate for the three months ended March 31, 2019, is impacted by by $1.1 million Canadian withholding tax paid on remittances to the U.S. and non-controlling interests in Maurepas Pipeline, LLC and SemCAMS Midstream ULC for which taxes are not provided. The rate for the three months ended March 31, 2018 is impacted by a discrete tax expense related to the vesting of restricted stock in the amount of $1.4 million and a discrete tax expense of $10.9 million in Mexico on the sale of the 100% equity interest in our Mexican asphalt business. Significant items that impacted the effective tax rate for each period, as compared to the U.S. federal statutory rate of 21%, include earnings in foreign jurisdictions taxed at different rates, foreign earnings taxed in foreign jurisdictions as well as in the U.S., since they are disregarded entities for U.S. federal income tax purposes, and the U.S. deduction for foreign taxes. These combined factors, and the magnitude of the permanent items impacting the tax rate relative to income from continuing operations before income taxes, result in rates that are not comparable between the periods.

Results of Operations by Reporting Segment
U.S. Liquids

	Three Months Ended March 31,
(in thousands)	2019	2018
Revenues
Product sales	$385,030	$443,397
Pipeline transportation	21,121	20,339
Truck transportation	3,942	5,728
Storage fees	41,744	38,121
Facility service fees	17,749	11,031
Lease revenue	3,882	4,329
Total revenues	473,468	522,945
Less:
Costs of products sold	374,601	439,729
Operating expense	32,835	34,883
Unrealized gain (loss) on commodity derivatives, net	(4,818)	(2,226)
Plus:
Earnings from equity method investments	13,937	12,605
Adjustments to reflect equity earnings on an EBITDA basis	4,724	4,892
Segment profit	$89,511	$68,056

	Three Months Ended March 31,
(in thousands)	2019	2018
Gross product sales	$1,504,605	$1,210,186
Nonmonetary transaction adjustment	(1,114,757)	(764,563)
Unrealized gain (loss) on commodity derivatives, net	(4,818)	(2,226)
Product sales	$385,030	$443,397
2019 versus 2018
Revenues

Product sales decreased in the three months ended March 31, 2019, to $385.0 million from $443.4 million in the three months ended March 31, 2018.
Gross product revenues increased in the three months ended March 31, 2019, to $1.5 billion from $1.2 billion in the three months ended March 31, 2018. The increase was primarily due to an increase in the volume sold to 28 million barrels in the three months ended March 31, 2019, from 20 million barrels in the three months ended March 31, 2018, partially offset by a decrease in the average sales price to $54 per barrel in the three months ended March 31, 2019, from an average sales price of $62 per barrel in the three months ended March 31, 2018. Volumes increased as compared to prior year due to more location trades.

Gross product revenues were reduced by $1.1 billion and $764.6 million in the three months ended March 31, 2019 and 2018, respectively, in accordance with Accounting Standards Codification (ASC) 845-10-15, "Nonmonetary Transactions," ("ASC 845-10-15"). ASC 845-10-15 requires that certain transactions -- those where inventory is purchased from a customer then resold to the same customer -- to be presented in the income statement on a net basis, resulting in a reduction of revenue and costs of products sold by the same amount.
Pipeline transportation revenues increased to $21.1 million in the three months ended March 31, 2019, from $20.3 million in the three months ended March 31, 2018, primarily due to contractual increases in transportation fees.
Truck transportation revenues decreased to $3.9 million in the three months ended March 31, 2019, from $5.7 million in the three months ended March 31, 2018, due to lower transportation volumes.
Storage revenues increased to $41.7 million in the three months ended March 31, 2019, from $38.1 million in the three months ended March 31, 2018, primarily due to new storage tanks at the Gulf Coast terminal.
Facility service fees increased to $17.7 million in the three months ended March 31, 2019, from $11.0 million in the three months ended March 31, 2018, primarily due to higher operating cost recoveries at our Gulf Coast terminal.
Cost of Products Sold
Costs of products sold decreased in the three months ended March 31, 2019 to $374.6 million from $439.7 million in the three months ended March 31, 2018. The cost of products sold reflect reductions of $1.1 billion and $764.6 million in the three months ended March 31, 2019 and 2018, respectively, in accordance with ASC 845-10-15. There was an increase in the barrels sold, as described above, combined with a decrease in the average per barrel cost of crude oil to $54 in the three months ended March 31, 2019, from $62 in the three months ended March 31, 2018.
Operating Expense
Operating expense decreased slightly in the three months ended March 31, 2019, to $32.8 million from $34.9 million in the three months ended March 31, 2018, primarily due to lower employment costs and field expenses.
Unrealized Loss on Commodity Derivatives, net
Unrealized loss on commodity derivatives, net increased in the three months ended March 31, 2019, to a loss of $4.8 million from a loss of $2.2 million in the three months ended March 31, 2018. The increase in losses is due to open positions and changes in market prices in the respective periods.
Earnings from Equity Method Investments
Earnings from equity method investments increased in the three months ended March 31, 2019, to $13.9 million from $12.6 million in the three months ended March 31, 2018. The increase is primarily due to increased earnings by White Cliffs.

U.S. Gas

	Three Months Ended March 31,
(in thousands)	2019	2018
Revenues
Product sales	$39,492	$39,709
Service fees	13,667	16,187
Other revenues	67	—
Total revenues	53,226	55,896
Less:
Cost of products sold	32,663	33,923
Operating expense	8,398	7,696
Segment profit	$12,165	$14,277

2019 versus 2018
Revenues
Product sales decreased slightly in the three months ended March 31, 2019, to $39.5 million from $39.7 million in the three months ended March 31, 2018. The decrease is primarily due to lower volumes (27,891 MMcf in the three months ended March 31, 2019, compared to 28,161 MMcf for the same period in 2018) and a lower average NGL basket price of $0.66/gallon in the three months ended March 31, 2019, versus $0.83/gallon for the same period in 2018. The decrease was offset by a higher average natural gas NYMEX price of $3.15/MMbtu in the three months ended March 31, 2019, versus $3.00/MMbtu for the same period in 2018. Volume decreased due to reduced Mississippi Lime drilling, coupled with natural well production declines, partially offset by increased Stack production.
Gathering and processing fee revenues decreased in the three months ended March 31, 2019, to $13.7 million from $16.2 million in the three months ended March 31, 2018. Fee revenue decreased primarily due to lower volumes.
Cost of Products Sold
Cost of products sold decreased in the three months ended March 31, 2019 to $32.7 million from $33.9 million in the three months ended March 31, 2018. The decrease was primarily due to lower NGL prices and lower Mississippi Lime volumes, partially offset by higher natural gas prices.
Operating Expense
Operating expense increased in the three months ended March 31, 2019, to $8.4 million from $7.7 million in the three months ended March 31, 2018. This increase was primarily due to compression moves and plant maintenance.

Canada

	Three Months Ended March 31,
(in thousands)	2019	2018
Revenues
Service fees	$31,476	$30,542
Other revenues	13,351	14,603
Total revenues	44,827	45,145
Less:
Cost of products sold	397	102
Operating expense	21,737	22,930
Segment profit	$22,693	$22,113
2019 versus 2018
Revenues
Revenues decreased slightly in the three months ended March 31, 2019, to $44.8 million from $45.1 million in the three months ended March 31, 2018. This decrease is primarily due to lower operating cost recoveries and changes in foreign currency exchange rates between periods of $2.4 million and $2.3 million, respectively. These decreases were offset, in part, by higher gathering and processing revenue of $4.5 million.
Operating Expense
Operating expense decreased in the three months ended March 31, 2019, to $21.7 million from $22.9 million in the three months ended March 31, 2018. This decrease is primarily due to to lower contract labor and changes in foreign currency exchange rates between period of $3.0 million and $1.0 million, respectively. These decreases were offset, in part, by higher power costs of $2.7 million.

Corporate and Other

	Three Months Ended March 31,
(in thousands)	2019	2018
Revenues	$(4,289)	$37,606
Less:
Costs of products sold	(4,289)	22,361
Operating expense	237	4,282
Plus:
Earnings from equity method investments	14	9
Adjustments to reflect NGL Energy equity earnings on a cash basis	(14)	(9)
Segment profit	$(237)	$10,963

Corporate and Other is not an operating segment. This table is included to permit the reconciliation of segment information to that of the consolidated Company. Earnings from equity method investments in the table above relates to our investments in NGL Energy.
2019 versus 2018
The decreases in revenues, cost of products sold and operating expense are due to the disposal of our U.K. operations and Mexican asphalt business in early 2018.

Liquidity and Capital Resources
Sources and Uses of Cash
Our principal sources of short-term liquidity are cash generated from our operations and borrowings under our revolving credit facilities. The consolidated cash balance on March 31, 2019, was $343.6 million. Of this amount, $9.4 million was held in Canada and portions may be subject to tax if transferred to the U.S. Potential sources of long-term liquidity include issuances of debt securities and equity securities and the sale of assets. Our primary cash requirements currently are operating expenses, capital expenditures, debt payments and our quarterly dividends. In general, we expect to fund:

•	operating expenses, maintenance capital expenditures and cash dividends through existing cash and cash from operating activities;

•
expansion capital expenditures and any working capital deficits through cash on hand, borrowings under our revolving credit facilities and the issuance of debt securities and equity securities and proceeds from the divestiture of assets or interests in assets;

•
acquisitions through cash on hand, borrowings under our revolving credit facilities, the issuance of debt securities and equity securities and proceeds from the divestiture of assets or interests in assets; and

•	debt principal payments through cash from operating activities and refinancing when our revolving and term loan credit facilities become due.
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

Cash Flows
The following table summarizes our changes in unrestricted cash for the periods presented:

	Three Months Ended March 31,
(in thousands)	2019	2018
Statement of cash flow data:
Cash flows provided by (used in):
Operating activities	$52,839	$83,580
Investing activities	(585,314)	(61,702)
Financing activities	786,591	170,062
Subtotal	254,116	191,940
Effect of exchange rate on cash and cash equivalents	2,789	(141)
Change in cash and cash equivalents	256,905	191,799
Cash and cash equivalents at beginning of period	86,655	93,699
Cash and cash equivalents at end of period	$343,560	$285,498
Operating Activities
The components of operating cash flows can be summarized as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Net loss	$(3,314)	$(33,035)
Non-cash expenses, net	50,208	64,118
Changes in operating assets and liabilities	5,945	52,497
Net cash flows provided by operating activities	$52,839	$83,580
Adjustments to net loss for non-cash expenses, net decreased $13.9 million to $50.2 million for the three months ended March 31, 2019, from $64.1 million for the three months ended March 31, 2018. This change is primarily a result of:

•
$8.5 million in depreciation and amortization expense, primarily as a result of additional assets placed in service by our Gulf Coast terminal and Canadian business and increased amortization of intangibles related to our HFOTCO acquisition and the acquisition of Meritage Midstream ULC;

•	$2.1 million due to prior year gains on the disposal of our Mexican asphalt business; and

•	$1.3 million due to an increase in distributions received from equity method investments.
These increases to the adjustments to net loss for non-cash expenses, net were offset by decreases due to:

•	$21.6 million decrease in deferred income tax expense (benefit);

•
$3.6 million lower currency exchange losses in the current year primarily due to foreign currency forwards to purchase Canadian dollars to limit exposure to foreign currency rate fluctuations for capital contributions to our Canadian operations; and

•	$1.3 million in earnings from equity method investments due to higher volumes on White Cliffs Pipeline.
All other adjustments to net loss for non-cash expenses, net for the three months ended March 31, 2019, remained relatively comparable to the three months ended March 31, 2018.
Changes in operating assets and liabilities for the three months ended March 31, 2019, generated a net increase in operating cash flows of $5.9 million. The decrease to operating cash flows due to the change in operating assets and liabilities was primarily a result of an increase in accounts receivable and inventories of $191.3 million and $27.7 million, respectively, offset by decreases in other current assets and other assets of $2.8 million and $0.3 million, respectively. Liabilities increased $211.0 million and $13.7 million in accounts payable and accrued liabilities and other noncurrent liabilities, respectively, and decreased $2.7 million in payables to affiliates. Changes in receivables, inventory, payables and accrued liabilities are primarily due to our segments’ operating activities and are subject to the timing of purchases and sales and fluctuations in commodity pricing.
Changes in operating assets and liabilities for the three months ended March 31, 2018, generated a net increase in operating cash flows of $52.5 million. The increase to operating cash flow due to the change in operating assets and liabilities was primarily a result of a decrease in assets related to accounts receivable, inventories, receivables from affiliates and other assets of $122.8 million, $25.2 million, $0.8 million and $0.8 million, respectively, offset by an increase in other current assets of $3.7 million. Liabilities decreased $104.9 million in accounts payable and accrued liabilities and $4.7 million in payables to affiliates, offset by an increase in other noncurrent liabilities of $16.1 million. The increase in other noncurrent liabilities is primarily due to the accretion of the final payment related to the HFOTCO acquisition. Changes in receivables, inventory, payables and accrued liabilities are primarily due to our segments’ operating activities and are subject to the timing of purchases and sales and fluctuations in commodity pricing.
Investing Activities
For the three months ended March 31, 2019, we had net cash outflows of $585.3 million from investing activities, due primarily to $96.3 million in capital expenditures, $488.3 million of acquisition costs, and $9.4 million of contributions to equity method investments. These cash outflows were offset by investing cash inflows of $2.1 million of proceeds from the sale of assets and $6.5 million of distributions in excess of equity in earnings of affiliates. Capital expenditures primarily related to expansion projects at our Canada and U.S. Liquids segments. Acquisitions costs primarily related to the Meritage acquisition. Distributions in excess of equity in earnings of affiliates represent cash distributions from White Cliffs in excess of our cumulative equity in earnings and are accounted for as a return of investment.
For the three months ended March 31, 2018, we had net cash outflows of $61.7 million from investing activities, due primarily to $131.8 million of capital expenditures and $0.3 million of contributions to equity method investments. These cash outflows were offset by investing cash inflows of $63.8 million in proceeds from the sale of our Mexican asphalt business and $6.5 million of distributions in excess of equity in earnings of affiliates. Capital expenditures primarily related to expansion projects at our Canada and U.S. Liquids segments. Distributions in excess of equity in earnings of affiliates represent cash distributions from White Cliffs in excess of our cumulative equity in earnings and are accounted for as a return of investment.
Financing Activities
For the three months ended March 31, 2019, we had net cash inflows of $786.6 million from financing activities, which related to principal payments on credit facilities and other obligations of $233.9 million, dividends paid of $44.8 million, debt issuance costs of $8.3 million and $7.6 million of distributions to noncontrolling interests, offset by borrowings on credit facilities of $421.0 million, proceeds from the issuance of subsidiary common stock of $437.5 million and proceeds from the issuance of subsidiary preferred stock, net of offering costs, of $223.3 million. Issuances of subsidiary common and preferred stock related to SemCAMS Midstream. Distributions to noncontrolling interests primarily related to distributions to noncontrolling interest holders of Maurepas Pipeline.
For the three months ended March 31, 2018, we had net cash inflows of $170.1 million from financing activities, which related to proceeds from the issuance of preferred stock, net of offering costs, of $342.4 million, offset by $134.2 million in principal payments on credit facilities and other obligations, dividends paid of $37.2 million, and debt issuance costs of $0.5 million.
Long-term Debt
Senior Unsecured Notes
At March 31, 2019, we had outstanding $400 million of 5.625% senior unsecured notes due 2022, $350 million of 5.625% senior unsecured notes due 2023, $325 million of 6.375% senior unsecured notes due 2025 and $300 million of 7.25% senior unsecured notes due 2026 (collectively, the “Notes”). The Notes are governed by indentures, as supplemented, between the Company and its subsidiary guarantors and Wilmington Trust, N.A., as trustee (the “Indentures”). The Indentures include customary covenants and events of default.
At March 31, 2019, we were in compliance with the terms of the Indentures.
SemGroup Revolving Credit Facility
At March 31, 2019, we had no cash borrowings outstanding under our $1.0 billion senior secured revolving credit facility. We had $27.3 million in outstanding letters of credit on that date. The maximum letter of credit capacity under this facility is $250 million. The facility can be increased up to $300 million. The credit agreement expires on March 15, 2021.
At March 31, 2019, we had available borrowing capacity of $972.7 million under this facility.

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
At March 31, 2019, HFOTCO had $595.5 million outstanding under its Term Loan B and $225.0 million outstanding of tax exempt notes payable due 2050.
SemCAMS Midstream Credit Agreement
On February 25, 2019, SemCAMS Midstream entered into a Credit Agreement (the “Credit Agreement”), together with The Toronto-Dominion Bank, as administrative agent, providing for a C$350 million senior secured term loan facility and a C$450 million senior secured revolving credit facility. Both facilities under the Credit Agreement mature on February 25, 2024. SemCAMS Midstream may incur additional term loans and revolving commitments in an aggregate amount not to exceed C$250 million, subject to receiving commitments for such additional term loans or revolving commitments from either new lenders or increased commitments from existing lenders. As of March 31, 2019, there was USD equivalent $262.1 million outstanding on the term loan and USD equivalent $44.9 million outstanding on the revolver.
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

Projected capital expenditures for 2019 are estimated at $262 million in expansion projects, including capital contributions to affiliates for funding growth projects and acquisitions, and $45 million in maintenance projects. These estimates may change as future events unfold. See “Cautionary Note Regarding Forward-Looking Statements.” During the three months ended March 31, 2019, we spent $96.3 million (cash basis) on capital projects and $9.4 million in capital contributions to equity method investees.
In addition to our budgeted capital program, we anticipate that we will continue to make significant expansion capital expenditures in the future. Consequently, our ability to develop and maintain sources of funds to meet our capital requirements is critical to our ability to meet our growth objectives. We expect that our future expansion capital expenditures will be funded by cash from operations, borrowings under our revolving credit facilities, the issuance of debt and equity securities and proceeds from the divestiture of assets or interests in assets.
Common Stock Dividends
The table below shows common dividends declared and/or paid by SemGroup on its common stock during 2018 and 2019.

Quarter Ended	Record Date	Payment Date	Dividend Per Share
March 31, 2018	March 9, 2018	March 19, 2018	$0.4725
June 30, 2018	May 16, 2018	May 25, 2018	$0.4725
September 30, 2018	August 20, 2018	August 29, 2018	$0.4725
December 31, 2018	November 16, 2018	November 26, 2018	$0.4725

March 31, 2019	March 14, 2019	March 4, 2019	$0.4725
June 30, 2019	May 10, 2019	May 20, 2019	$0.4725

Preferred Stock Dividends
On January 19, 2018, we sold to certain institutional investors, in a private placement, an aggregate of 350,000 shares of our Series A Cumulative Perpetual Convertible Preferred Stock, par value $0.01 per share (the “Preferred Stock), convertible into shares of our Class A common stock. Holders of the Preferred Stock will receive quarterly distributions equal to an annual rate of 7.0% ($70.00 per share annualized) of $1,000 per share of Preferred Stock, subject to certain adjustments. With respect to any quarter ending on or prior to June 30, 2020, we may elect, in lieu of paying a distribution in cash, to have the amount that would have been payable if such dividend had been paid in cash added to the Liquidation Preference. Paid-in-kind dividends increase the Liquidation Preference.
The table below shows dividends declared and/or paid by SemGroup on its preferred stock during 2018 and 2019.

Quarter Ended	Declaration Date	Payment date	Total Cash Dividends Paid	Total Paid-in-Kind Dividends
*March 31, 2018	May 1, 2018	May 25, 2018	-	$4.8 million
June 30, 2018	August 7, 2018	August 29, 2018	-	$6.2 million
September 30, 2018	October 31, 2018	November 26, 2018	-	$6.3 million
December 31, 2018	February 20, 2019	March 1, 2019	-	$6.4 million

March 31, 2019	May 10, 2019	May 20, 2019	-	$6.5 million
*Prorated from January 19, 2018 to March 31, 2018
Subsidiary Redeemable Preferred Stock Dividends
In conjunction with the formation of our SemCAMS Midstream joint venture, SemCAMS Midstream issued 300,000 shares of cumulative preferred stock with a C$1,000 (US$749 at March 31, 2019 exchange rate) notional value which pay annual dividends of $87.50 per share. The preferred stock is redeemable at SemCAMS Midstream’s option subsequent to the third anniversary of issuance at a redemption price of C$1,100 (US$824 at March 31, 2019 exchange rate) per share. The preferred stock is redeemable by the holder contingent upon a change of control or liquidation of SemCAMS Midstream. The preferred stock is convertible to SemCAMS Midstream common shares in the event of an initial public offering by SemCAMS Midstream.
Dividends on the preferred stock are payable in-kind for the first ten quarters subsequent to issuance. SemCAMS Midstream elected to pay in-kind dividends for the first quarter of 2019 in the amount of C$2.5 million (US$1.9 million at March 31, 2019 exchange rate), which is prorated for the period subsequent to the transaction.
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
Customer Concentration
Shell Trading (US) Company, a customer of our U.S. Liquids segment, accounted for more than 10% of our consolidated revenue for the three months ended March 31, 2019, at approximately 23%. The contracts from which our revenues are derived from this customer relate to our crude marketing operations and are for crude oil purchases and sales at market prices. We are not substantially dependent on such contracts and believe that if we were to lose any or all of these contracts, they could be readily replaced under substantially similar terms.
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

Critical Accounting Policies and Estimates
For disclosure regarding our critical accounting policies and estimates, see the discussion under the caption “Critical Accounting Policies and Estimates” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.

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
Commodity Price Risk
The table below outlines the range of NYMEX prompt month daily settle prices for crude oil and natural gas futures, and the range of daily propane spot prices provided by an independent, third-party broker for the three months ended March 31, 2019 and March 31, 2018, and the year ended December 31, 2018.

	Light Sweet Crude Oil Futures (Barrel)	Mont Belvieu (Non-LDH) Spot Propane (Gallon)	Henry Hub Natural Gas Futures (MMBtu)
Three Months Ended March 31, 2019
High	$60.14	$0.71	$3.59
Low	$46.54	$0.60	$2.55
High/Low Differential	$13.60	$0.11	$1.04

Three Months Ended March 31, 2018
High	$66.14	$1.02	$3.63
Low	$59.19	$0.73	$2.55
High/Low Differential	$6.95	$0.29	$1.08

Year Ended December 31, 2018
High	$76.41	$1.10	$4.84
Low	$42.53	$0.61	$2.55
High/Low Differential	$33.88	$0.49	$2.29
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
However, the U.S. Gas segment has exposure to commodity price risk because of the nature of certain contracts for which our fee is based on a percentage of proceeds or index related to the prices of natural gas, natural gas liquids and condensate. Given current volumes, liquid recoveries and contract terms, we estimate the following sensitivities over the next twelve months:

•	A 10% increase in the price of natural gas and natural gas liquids results in approximately a $4.6 million increase to gross margin.

•	A 10% decrease in those prices would have the opposite effect.
The above sensitivities may be impacted by changes in contract mix, change in production or other factors which are outside of our control.
Additionally, based on our open derivative contracts at March 31, 2019, an increase in the applicable market price or prices for each derivative contract would result in a decrease in our crude oil sales revenues. Likewise, a decrease in the applicable market price or prices for each derivative contract would result in an increase in our crude oil sales revenues. However, the increases or decreases in crude oil sales revenues we recognize from our open derivative contracts are substantially offset by higher or lower crude oil sales revenues when the physical sale of the product occurs. These contracts may be for the purchase or sale of crude oil or in markets different from the physical markets in which we are attempting to hedge our exposure, or may have timing differences relative to the physical markets. As a result of these factors, our hedges may not eliminate all price risks.
The notional volumes and fair value of our commodity derivatives open positions as well as the change in fair value that would be expected from a 10% market price increase or decrease is shown in the table below (in thousands):

	Notional Volume (Barrels)	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease	Settlement Date
Crude oil:
Futures contracts	716 (short)	$(1,133)	$(4,184)	$4,184	April- July 2019
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
Interest Rate Risk
We use variable rate debt and are exposed to market risk due to the floating interest rates on our credit facilities. Therefore, from time-to-time we may use interest rate derivatives to manage interest obligations on specific debt issuances. Our variable rate debt bears interest at LIBOR or prime, subject to certain floors, plus the applicable margin. At March 31, 2019, an increase in these base rates of 1%, above the base rate floors, would increase our interest expense by $2.3 million for the three months ended March 31, 2019. Increases in interest expense due to an increase in interest rates as presented above, would have been partially offset by a reduction of $1.2 million in interest expense from interest rate swaps, discussed below, for the three months ended March 31, 2019.
The average interest rates presented below are based upon rates in effect at March 31, 2019 and December 31, 2018. The carrying value of the variable rate instruments in our credit facilities approximate fair value primarily because our rates fluctuate with prevailing market rates.
The following table summarizes our debt obligations:

Liabilities	March 31, 2019	December 31, 2018
Long-term debt - variable rate	$1.12 billion	$935.5 million
Average variable interest rate	4.78%	4.93%
Short-term debt - variable rate	$6.0 million	$6.0 million
Average variable interest rate	5.25%	5.28%
Long-term debt - fixed rate	$1.375 million	$1.375.0 million
Average fixed interest rate	6.16%	6.16%

We have interest rate swaps which allow us to limit exposure to interest rate fluctuations. The swaps only apply to a portion of our outstanding debt and provide only partial mitigation of interest rate fluctuations. We have not designated the swaps as hedges, as such changes in the fair value of the swaps are recorded through current period earnings as a component of interest expense. At March 31, 2019, we had interest rate swaps with notional values of $522.8 million. At March 31, 2019, the fair value of our interest rate swaps was $2.2 million which was reported within “other noncurrent liabilities” in our condensed consolidated balance sheet. For the three months ended March 31, 2019 and 2018, we recognized realized and unrealized losses of $0.7 million and $1.1 million related to interest rate swaps, respectively.
Currency Exchange Risk
The cash flows related to our Canadian operations are based on the U.S. dollar equivalent of such amounts measured in Canadian dollars. Assets and liabilities of our Canadian subsidiaries are translated to U.S. dollars using the applicable exchange rate as of the end of a reporting period. Revenue, expenses and cash flows are translated using the average exchange rate during the reporting period.
A 10% change in the average exchange rate during the three months ended March 31, 2019, would change operating income by $1.8 million.
We have foreign currency forwards primarily to purchase Canadian dollars to limit exposure to foreign currency rate fluctuations for capital contributions to our Canada segment. We have not designated the forwards as hedges, as such changes in the fair value of the forwards are recorded through current period earnings as a component of foreign currency translation gain/loss. At March 31, 2019 and December 31, 2018, we had foreign currency forwards with notional values of $25.8 million and $56.1 million, respectively. At March 31, 2019, the fair value of our foreign currency forwards was $1.1 million, which is reported within “other current liabilities” in our condensed consolidated balance sheet. At December 31, 2018, the fair value of our foreign currency forwards was $3.0 million, which is reported within “other current assets” and “other noncurrent assets” in our condensed consolidated balance sheet. For the three months ended March 31, 2019, we recognized realized and unrealized losses of $0.3 million related to foreign currency forwards. For the three months ended March 31, 2018, we recognized realized and unrealized losses of $4.4 million related to foreign currency forwards.
Based on the exchange rates at March 31, 2019, a 1% increase in the USD/CAD foreign exchange rate would lead to a $0.4 million gain, while a 1% decrease in the USD/CAD foreign exchange rate would have the opposite effect.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act), are effective as of March 31, 2019. This conclusion is based on an evaluation conducted under the supervision and participation of our Chief Executive Officer and Chief Financial Officer along with our management. Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

On February 25, 2019, we closed on the acquisition of Meritage Midstream ULC. We are in the process of assessing and, to the extent necessary, making changes to the internal control over financial reporting at Meritage Midstream ULC to conform such internal control to that used in our other businesses. Based on the information presently available to management, we do not believe such changes will adversely impact our internal control over financial reporting. Subject to the foregoing, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2019, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For information regarding legal proceedings, see the discussion under the captions “Environmental” and “Other matters,” in Note 8 of our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated by reference into this Item 1.

Item 1A.	Risk Factors
There have been no material changes to the risk factors involving us from those previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases of our common stock by us during the quarter ended March 31, 2019:

	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2019 - January 31, 2019	17,066	$16.58	—	—
February 1, 2019 - February 28, 2019	580	16.87	—	—
March 1, 2019 - March 31, 2019	27,922	15.22	—	—
Total	45,568	$15.75	—	—

(1)	Represents shares of common stock withheld from certain of our employees for payment of taxes associated with the vesting of restricted stock awards.
(2)	The price paid per common share represents the closing price as posted on the New York Stock Exchange on the day that the shares were purchased.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
Not applicable

Item 5.	Other Information
None

Item 6.	Exhibits
The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
2.1
Investment and Contribution Agreement, dated as of January 9, 2019, between KKR Alberta Midstream Inc. and SemCanada II, L.P. and SemCAMS Midstream ULC (filed as Exhibit 2.1 to our current report on Form 8-K dated February 25, 2019, filed March 1, 2019, and incorporated herein by reference).

10.1
Credit Agreement, dated as of February 25, 2019, among SemCAMS Midstream ULC, as the borrower, the lenders party thereto and The Toronto-Dominion Bank, as administrative agent and collateral agent (filed as Exhibit 10.1 to our current report on Form 8-K dated February 25, 2019, filed March 1, 2019, and incorporated herein by reference).

10.2	Form of Severance Agreement between SemGroup Corporation and executive officers in Canada.

10.3	SemGroup Corporation Equity Incentive Plan Form of 2019 Performance Share Unit Award Agreement for executive officers and employees in the United States.
10.4	SemGroup Corporation Equity Incentive Plan Form of Restricted Stock Unit Award Agreement for executive officers and employees in Canada.
10.5	SemGroup Corporation Equity Incentive Plan Form of 2017 Performance Share Unit Award Agreement for executive officers and employees in Canada.
10.6	SemGroup Corporation Equity Incentive Plan Form of 2018 Performance Share Unit Award Agreement for executive officers and employees in Canada.
10.7	SemGroup Corporation Equity Incentive Plan Form of 2019 Performance Share Unit Award Agreement for executive officers and employees in Canada.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Carlin G. Conner, Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.
32.1	Section 1350 Certification of Carlin G. Conner, Chief Executive Officer.
32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2019	SEMGROUP CORPORATION

	By:	/s/ Robert N. Fitzgerald
Robert N. Fitzgerald
Executive Vice President and
Chief Financial Officer