Form 10-Q
period 2019-06-30
SemGroup Corp
filed 2019-08-09
CIK 1489136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
6120 S. Yale Ave, Suite 1500
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A common stock	SEMG	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class		Outstanding at July 31, 2019
Class A	Common stock, $0.01 par	79,581,828	Shares
Class B	Common stock, $0.01 par	—	Shares

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
SEMGROUP CORPORATION
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par value)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$252,927	$86,655
Accounts receivable (net of allowance of $2,536 and $2,244, respectively)	690,705	562,214
Receivable from affiliates	1,182	295
Inventories	63,539	49,397
Current assets held for sale	1,025	—
Other current assets	33,984	17,264
Total current assets	1,043,362	715,825
Property, plant and equipment (net of accumulated depreciation of $692,081 and $607,903, respectively)	3,886,438	3,457,326
Equity method investments	284,186	274,009
Goodwill	338,931	257,302
Other intangible assets (net of accumulated amortization of $114,775 and $90,014, respectively)	455,858	365,038
Other noncurrent assets	150,539	140,807
Right of use assets, net	93,089	—
Noncurrent assets held for sale	5,537	—
Total assets	$6,257,940	$5,210,307
LIABILITIES, PREFERRED STOCK AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$580,254	$494,792
Payable to affiliates	3,242	3,715
Accrued liabilities	104,830	115,095
Deferred revenue	3,235	11,060
Current liabilities held for sale	1,935	—
Other current liabilities	14,466	6,495
Current portion of long-term debt	12,682	6,000
Total current liabilities	720,644	637,157
Long-term debt	2,510,897	2,278,834
Deferred income taxes	137,846	55,789
Other noncurrent liabilities	145,703	38,548
Commitments and contingencies (Note 8)
Redeemable preferred stock, $0.01 par value, $380,331 liquidation preference (authorized - 4,000 shares; issued - 350 shares)	372,628	359,658
Subsidiary redeemable preferred stock	252,876	—
SemGroup owners’ equity:
Common stock, $0.01 par value (authorized - 190,000 shares; issued - 79,853 and 79,270 shares, respectively)	790	786
Additional paid-in capital	1,453,679	1,615,969
Treasury stock, at cost (271 and 126 shares, respectively)	(1,421)	(705)
Accumulated deficit	(95,351)	(73,971)
Accumulated other comprehensive loss	(51,691)	(51,247)
Total SemGroup Corporation owners’ equity	1,306,006	1,490,832
Noncontrolling interests in consolidated subsidiaries	811,340	349,489
Total owners' equity	2,117,346	1,840,321
Total liabilities, preferred stock and owners’ equity	$6,257,940	$5,210,307
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Product	$517,002	$423,290	$937,235	$934,058
Service	92,636	109,504	180,009	196,172
Storage	40,549	39,463	82,857	84,687
Lease	4,034	4,251	7,916	8,580
Other	20,719	19,286	34,155	33,906
Total revenues	674,940	595,794	1,242,172	1,257,403
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	493,580	412,089	896,952	908,221
Operating	77,997	90,245	141,204	160,036
General and administrative	25,520	22,886	55,067	49,363
Depreciation and amortization	64,011	51,755	123,047	102,291
Loss (gain) on disposal or impairment, net	8,936	1,824	7,492	(1,742)
Total expenses	670,044	578,799	1,223,762	1,218,169
Earnings from equity method investments	12,695	14,351	26,646	26,965
Operating income	17,591	31,346	45,056	66,199
Other expenses (income), net:
Interest expense	38,910	35,904	75,562	78,365
Foreign currency transaction loss (gain)	(989)	2,314	(1,277)	5,608
Other income, net	(1,347)	(533)	(2,326)	(1,483)
Total other expenses, net	36,574	37,685	71,959	82,490
Loss before income taxes	(18,983)	(6,339)	(26,903)	(16,291)
Income tax expense (benefit)	(6,085)	(3,613)	(10,691)	19,470
Net loss	(12,898)	(2,726)	(16,212)	(35,761)
Less: net income attributable to noncontrolling interest	12,689	—	16,214	—
Net loss attributable to SemGroup	(25,587)	(2,726)	(32,426)	(35,761)
Less: cumulative preferred stock dividends	6,657	6,211	13,198	11,043
Less: cumulative subsidiary preferred stock dividends	2,577	—	3,684	—
Less: accretion of subsidiary preferred stock to redemption value	237	—	13,986	—
Net loss attributable to common shareholders	$(35,058)	$(8,937)	$(63,294)	$(46,804)
Net loss	$(12,898)	$(2,726)	$(16,212)	$(35,761)
Other comprehensive income, net of income tax	27,387	6,180	13,154	24,351
Comprehensive income (loss)	14,489	3,454	(3,058)	(11,410)
Less: net income attributable to noncontrolling interests	12,689	—	16,214	—
Less: other comprehensive income attributable to noncontrolling interests	8,018	—	13,598	—
Comprehensive income (loss) attributable to SemGroup	$(6,218)	$3,454	$(32,870)	$(11,410)
Net loss per common share (Note 15):
Basic	$(0.45)	$(0.11)	$(0.81)	$(0.60)
Diluted	$(0.45)	$(0.11)	$(0.81)	$(0.60)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Unaudited Condensed Consolidated Statements of Changes in Owners’ Equity
(Dollars in thousands)

	Three Months Ended June 30, 2019
	Common Stock		Additional Paid-in Capital		Treasury Stock		Accumulated Deficit		Accumulated Other Comprehensive Loss		Noncontrolling Interests		Total Owners’ Equity
March 31, 2019	$790		$1,496,633		$(1,385)		$(69,764)		$(71,060)		$775,273		$2,130,487
Net income (loss)	—		—		—		(25,587)		—		12,689		(12,898)
Other comprehensive income, net of income taxes	—		—		—		—		19,369		8,018		27,387
Dividends paid	—		(37,341)		—		—		—		—		(37,341)
Non-cash preferred stock dividends	—	1	(6,541)	1	—	1	—	1	—	1	—	1	(6,541)
Unvested dividend equivalent rights	—	2	40	2	—	2	—	2	—	2	—	2	40
Non-cash equity compensation	—	3	2,232	3	—	3	—	3	—	3	—	3	2,232
Equity issuance to noncontrolling interest	—	4	—	4	—	4	—	4	—	4	10,974	4	10,974
Non-cash subsidiary preferred stock dividends	—	5	(1,107)	5	—	5	—	5	—	5	(1,064)	5	(2,171)
Accretion of subsidiary preferred stock to redemption value	—	6	(237)	6	—	6	—	6	—	6	(228)	6	(465)
Contributions from noncontrolling interests	—	7	—	7	—	7	—	7	—	7	70,521	7	70,521
Cash distributions to noncontrolling interests	—	8	—	8	—	8	—	8	—	8	(64,843)	8	(64,843)
Repurchase of common stock	—		—		(36)		—		—		—		(36)
Balance at June 30, 2019	$790		$1,453,679		$(1,421)		$(95,351)		$(51,691)		$811,340		$2,117,346

	Three Months Ended June 30, 2018
	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Owners’ Equity
March 31, 2018	$785	$1,735,646	$(381)	$(80,257)	$(35,630)	$1,620,163
Net loss	—	—	—	(2,726)	—	(2,726)
Other comprehensive income, net of income taxes	—	—	—	—	6,180	6,180
Dividends paid	—	(37,193)	—	—	—	(37,193)
Non-cash preferred stock dividends	—	(4,830)	—	—	—	(4,830)
Unvested dividend equivalent rights	—	(117)	—	—	—	(117)
Non-cash equity compensation	—	3,396	—	—	—	3,396
Issuance of common stock under compensation plans	—	(37)	—	—	—	(37)
Repurchase of common stock	—	—	(318)	—	—	(318)
Balance at June 30, 2018	$785	$1,696,865	$(699)	$(82,983)	$(29,450)	$1,584,518

SEMGROUP CORPORATION
Unaudited Condensed Consolidated Statements of Changes in Owners’ Equity
(Dollars in thousands)

	Six Months Ended June 30, 2019
	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Owners’ Equity
December 31, 2018	$786	$1,615,969	$(705)	$(73,971)	$(51,247)	$349,489	$1,840,321
Adoption of ASU 2018-02	—	—	—	10,884	(10,884)	—	—
Adoption of ASC 842	—	—	—	162	—	—	162
Net income (loss)	—	—	—	(32,426)	—	16,214	(16,212)
Other comprehensive income, net of income taxes	—	—	—	—	10,440	13,598	24,038
Dividends paid	—	(75,736)	—	—	—	—	(75,736)
Non-cash preferred stock dividends		(12,970)					(12,970)
Unvested dividend equivalent rights	—	884	—	—	—	—	884
Non-cash equity compensation	—	4,864	—	—	—	—	4,864
Equity issuance to noncontrolling interest	—	(64,525)	—	—	—	448,443	383,918
Non-cash subsidiary preferred stock dividends		(1,107)				(1,064)	(2,171)
Accretion of subsidiary preferred stock to redemption value	—	(13,986)	—	—	—	(13,438)	(27,424)
Contributions from noncontrolling interests						70,521	70,521
Cash distributions to noncontrolling interest	—	—	—	—	—	(72,423)	(72,423)
Issuance of common stock under compensation plans	4	286	—	—	—	—	290
Repurchase of common stock	—	—	(716)	—	—	—	(716)
Balance at June 30, 2019	$790	$1,453,679	$(1,421)	$(95,351)	$(51,691)	$811,340	$2,117,346

	Six Months Ended June 30, 2018
	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Owners’ Equity
December 31, 2017	$786	$1,770,117	$(8,031)	$(50,706)	$(53,801)	$1,658,365
Adoption of ASC 606	—	—	—	11,513	—	11,513
Net loss	—	—	—	(35,761)	—	(35,761)
Other comprehensive income, net of income taxes	—	—	—	—	24,351	24,351
Dividends paid	—	(74,423)	—	—	—	(74,423)
Non-cash preferred stock dividends	—	(4,830)	—	—	—	(4,830)
Unvested dividend equivalent rights	—	(64)	—	—	—	(64)
Non-cash equity compensation	—	5,545	—	—	—	5,545
Issuance of common stock under compensation plans	1	520	—	—	—	521
Retirement of treasury stock	(2)	—	8,031	(8,029)	—	—
Repurchase of common stock	—	—	(699)	—	—	(699)
Balance at June 30, 2018	$785	$1,696,865	$(699)	$(82,983)	$(29,450)	$1,584,518
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(16,212)	$(35,761)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	123,047	102,291
Loss (gain) on disposal or impairment of long-lived assets, net	7,492	(1,742)
Earnings from equity method investments	(26,646)	(26,965)
Distributions from equity method investments	26,625	26,943
Amortization of debt issuance costs and discount	4,676	3,611
Deferred tax expense (benefit)	(17,466)	5,618
Non-cash equity compensation	4,940	5,594
Provision for uncollectible accounts receivable, net of recoveries	(84)	(250)
Foreign currency transaction loss (gain)	(1,277)	5,608
Inventory valuation adjustment	734	—
Changes in operating assets and liabilities (Note 16)	(75,943)	11,499
Net cash provided by operating activities	29,886	96,446
Cash flows from investing activities:
Capital expenditures	(184,251)	(234,294)
Proceeds from sale of long-lived assets	1,679	154
Contributions to equity method investments	(20,017)	(2,453)
Payments to acquire business, net of cash acquired	(488,297)	—
Proceeds from business divestitures	—	146,735
Distributions in excess of equity in earnings of affiliates	9,861	11,636
Net cash used in investing activities	(681,025)	(78,222)
Cash flows from financing activities:
Debt issuance costs	(13,193)	(4,469)
Borrowings on credit facilities and issuance of senior notes, net of discount	556,022	997,500
Principal payments on credit facilities and other obligations	(322,553)	(1,315,798)
Proceeds from subsidiary common stock issuance, net of offering costs	448,443	—
Proceeds from subsidiary preferred stock issuance, net of offering costs	223,280	342,299
Contributions from noncontrolling interests	70,521	—
Distributions to noncontrolling interests	(72,423)	—
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(716)	(699)
Dividends paid	(75,736)	(74,423)
Proceeds from issuance of common stock under employee stock purchase plan	366	245
Net cash provided by (used in) financing activities	814,011	(55,345)
Effect of exchange rate changes on cash and cash equivalents	3,400	(1,254)
Change in cash and cash equivalents	166,272	(38,375)
Cash and cash equivalents at beginning of period	86,655	93,699
Cash and cash equivalents at end of period	$252,927	$55,324

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

1.	OVERVIEW
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Although management believes these estimates are reasonable, actual results could differ materially from these estimates. The results of operations for the three months and six months ended June 30, 2019, are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.
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
Recently adopted accounting pronouncements
In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. For public entities, this ASU is effective for annual periods beginning after December 15, 2018, and interim periods within those years and early adoption is permitted in the year prior to the effective date. We adopted the standard at January 1, 2019, and recorded a $10.9 million adjustment from accumulated other comprehensive income to retained earnings upon adoption.
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
Six months ended June 30, 2019
In June 2019, we entered into an agreement to sell our Sherman, Texas natural gas gathering and processing assets of our U.S. Gas segment, for $5.3 million in cash. At June 30, 2019, these assets and related liabilities are reflected on the consolidated balance sheet as held for sale and have been written down to net realizable value by recording an impairment of $5.2 million. The sale of these assets closed in July 2019. At June 30, 2019, the assets and liabilities held for sale included $5.5 million of property, plant and equipment, $1.0 million of current assets and $1.9 million of current liabilities.
At June 30, 2019, we recorded a $3.4 million impairment of our Nash, Oklahoma natural gas processing plant within our U.S. Gas segment. The impairment was triggered by the permanent idling of the Nash plant. We used a market approach to determine the fair value of the remaining assets based on assumptions of the equipment’s condition, marketability and salvage value.
On February 25, 2019, we contributed 100% of the issued and outstanding equity interests in our wholly owned subsidiary, SemCAMS ULC, an Alberta unlimited liability company, in exchange for 51% of the common shares of SemCAMS Midstream ULC (“SemCAMS Midstream”), cash, a potential payment contingent on positive final investment decision of a specific project by SemCAMS Midstream, and earnout consideration in the form of a special share in SemCAMS Midstream entitled to dividend payments if either or both of two specific projects proceed and EBITDA thresholds pertaining to those projects are achieved. No gain or loss was recorded on the contribution as we retained control of the contributed subsidiary. Certain deferred tax impacts of the transaction were recorded as an adjustment to Additional Paid-In Capital. Refer to Note 3 for further information.
Six months ended June 30, 2018
On April 12, 2018, we completed the sale of our U.K. operations, SemLogistics, for $73.1 million. We recorded a pre-tax gain on disposal of $0.4 million for the six months ended June 30, 2018. The U.K. business contributed $5.4 million of pre-tax income for the six months ended June 30, 2018, excluding the gain on disposal.
On March 15, 2018, we completed the sale of our Mexican asphalt business for $70.7 million. We recorded a pre-tax gain on disposal of $1.6 million for the six months ended June 30, 2018. The Mexican asphalt business contributed $2.3 million of pre-tax income for the six months ended June 30, 2018, excluding the gain on disposal.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

3.	ACQUISITIONS

SemCAMS Midstream
On January 9, 2019, a wholly owned subsidiary of SemGroup Corporation, SemCanada II, L.P., an Oklahoma limited partnership, and an affiliate of Kohlberg Kravis Roberts & Co. L.P. and wholly owned subsidiary of KKR Global Infrastructure Investors III L.P., KKR Alberta Midstream Inc., an Alberta corporation (“KKR”), entered into definitive agreements to create a new joint venture company that will own and operate midstream oil and gas infrastructure in Western Canada, SemCAMS Midstream, an Alberta unlimited liability corporation. SemGroup owns 51%, and KKR owns 49%, of SemCAMS Midstream, subsequent to close of the transactions described below.

Share Purchase Agreement
In connection with the formation of SemCAMS Midstream, on January 9, 2019, SemCAMS Midstream entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Meritage Midstream Services III, LP (“Meritage”) to acquire 100% of the issued and outstanding equity interests in Meritage Midstream ULC, an Alberta unlimited liability corporation (“Meritage ULC” and such acquisition, the “Meritage Acquisition”). On February 25, 2019, SemCAMS Midstream completed the Meritage Acquisition pursuant to the Share Purchase Agreement for a debt-free, cash purchase price of C$645.6 million (US$490.8 million at the February 25, 2019 exchange rate), subject to customary post-closing adjustments. The purchase price included C$152.3 million (US$115.8 million at the February 25, 2019 exchange rate) in reimbursements for estimated capital expenditures incurred from September 1, 2018 to the closing of the Meritage Acquisition (the “Meritage Closing”).

Pursuant to the Share Purchase Agreement, SemCAMS Midstream has obtained a representation and warranty insurance policy to cover losses arising from breaches of representations and warranties by Meritage. Each party has agreed to indemnify the other for breaches of covenants and certain other matters, subject to certain exceptions and limitations.

Investment and Contribution Agreement
Concurrently with the execution of the Share Purchase Agreement, SemGroup, KKR and SemCAMS Midstream entered into an Investment and Contribution Agreement (the “Contribution Agreement”). On February 25, 2019, the Contribution (as defined below) closed immediately prior to the Meritage Closing (the “Contribution Closing”). Pursuant to the terms of the Contribution Agreement, each of SemGroup and KKR made the following contributions to SemCAMS Midstream: (i) SemGroup contributed 100% of the issued and outstanding equity interests in its wholly owned subsidiary, SemCAMS ULC, an Alberta unlimited liability company, (the “SemGroup Contribution”) in exchange for (A) 51% of the common shares of SemCAMS Midstream, (B) a cash amount of C$645.6 million (US$490.8 million at the February 25, 2019 exchange rate) subject to adjustments for capital contributions to SemCAMS ULC by SemGroup and other customary adjustments, (C) a potential payment of C$14.7 million (US$11.2 million at the February 25, 2019 exchange rate) contingent on positive final investment decision of a specific project by SemCAMS Midstream, and (D) earnout consideration in the form of a special share in SemCAMS Midstream entitled to dividend payments up to a maximum (pre-tax) aggregate amount of C$50.0 million (US$38.0 million at the February 25, 2019 exchange rate) if either or both of two specific projects proceed and EBITDA thresholds pertaining to those projects are achieved; and (ii) KKR contributed cash in the amount of C$785.6 million (US$597.2 million at the February 25, 2019 exchange rate), capital contributions to SemCAMS ULC by SemGroup and a payment of C$14.7 million (US$11.2 million at the February 25, 2019 exchange rate) contingent on the pursuit of a specific project (unrelated to the two projects referred to above) by SemCAMS Midstream, and other customary adjustments (the “KKR Contribution” and, together with the SemGroup Contribution, the “Contribution”) in exchange for (A) 49% of the common shares of SemCAMS Midstream and (B) 300,000 preferred shares in SemCAMS Midstream (representing C$300 million (US$228.1 million at the February 25, 2019 exchange rate) of KKR cash contribution) which will pay annual dividends of C$87.50 paid on a quarterly basis. SemCAMS Midstream may elect, for any of the first ten quarters following issuance of the preferred shares, to pay the dividends in-kind in the form of additional preferred shares. SemCAMS Midstream will have the right to convert the preferred shares into common shares in the event of an initial public offering of its common shares, at a conversion price equal to 92.5% of the IPO offering price. In connection with the issuance of the preferred shares, KKR received a C$6.0 million (US$4.6 million at the February 25, 2019 exchange rate) transaction fee from SemCAMS Midstream.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

3.	ACQUISITIONS, Continued

Included within the C$645.6 million (US$490.8 million at the February 25, 2019 exchange rate) cash received by SemGroup are reimbursements of C$30.6 million (US$23.3 million at the February 25, 2019 exchange rate) for a 51% share of the deposit made pursuant to the Share Purchase Agreement. KKR’s cash contribution of C$785.6 million (US$597.2 million at the February 25, 2019 exchange rate) does not include C$29.4 million (US$22.4 million at the February 25, 2019 exchange rate), the 49% share of the deposit made pursuant to the Share Purchase Agreement, which was not reimbursed to KKR and forms part of the KKR Contribution.
On June 6, 2019, KKR paid, and SemGroup received, C$14.7 million (US$11.0 million at the June 6, 2019 exchange rate) associated with a positive investment decision of a specific project by SemCAMS Midstream. The payment was recorded as additional proceeds under the Contribution Agreement.
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

Purchase price allocation
We are in the process of finalizing the determination of the fair value of consideration exchanged and assets and liabilities acquired at the acquisition date to record the acquisition of Meritage ULC. Further, the acquired business was not yet required to comply with ASU 2016-02 “Leases (Topic 842)”. The determination of the estimated fair values of the assets acquired, including intangible assets and goodwill, and liabilities assumed is not yet complete and adjustments to preliminary amounts could be material.
As of June 30, 2019, we have recorded the preliminary purchase price allocation as follows in USD at the February 25, 2019 exchange rate (in thousands):

Assets acquired
Cash	$2,756
Accounts receivable	29,330
Other current assets	60
Property, plant and equipment	328,497
Intangible assets subject to amortization	115,068
Goodwill	81,266
Total assets acquired	$556,977

Consideration
Cash	$491,487
Liabilities assumed
Accounts payable and accrued liabilities	32,169
Other noncurrent liabilities	33,321
Total liabilities assumed	65,490
Total consideration	$556,977

Finite-lived intangibles are amortized over their estimated useful lives. Customer contracts are being amortized over 20 years on a straight-line basis. Goodwill primarily relates to the location of the business and potential for future growth. SemGroup will be able to deduct 51% of the goodwill from the transaction for U.S. income tax purposes. Acquired

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

3.	ACQUISITIONS, Continued

property, plant and equipment has been assigned useful lives consistent with our accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
From the acquisition date through June 30, 2019, the preliminary purchase price allocation was adjusted to reduce property, plant and equipment and intangible assets subject to amortization by $2.2 million and $0.5 million, respectively, offset by a decrease in other noncurrent liabilities of $0.1 million. Accordingly, goodwill recognized at acquisition of $78.8 million increased to $81.3 million as of June 30, 2019.

4.	EQUITY METHOD INVESTMENTS

Our equity method investments consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
White Cliffs Pipeline, L.L.C.	$265,200	$255,043
NGL Energy Partners LP	18,986	18,966
Total equity method investments	$284,186	$274,009

Our earnings from equity method investments consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
White Cliffs Pipeline, L.L.C.	$12,688	$14,338	$26,625	$26,943
NGL Energy Partners LP	7	13	21	22
Total earnings from equity method investments	$12,695	$14,351	$26,646	$26,965

White Cliffs Pipeline, L.L.C.
We own a 51% interest in White Cliffs Pipeline, L.L.C. (“White Cliffs”), which we account for under the equity method. Certain unaudited summarized income statement information of White Cliffs for the three months and six months ended June 30, 2019 and 2018, is shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$41,962	$44,209	$87,586	$84,600
Costs of products sold, exclusive of depreciation and amortization	$(228)	$(415)	$(7)	$(31)
Operating, general and administrative expenses	$8,047	$6,594	$16,859	$11,997
Depreciation and amortization expense	$9,265	$9,606	$18,528	$19,197
Net income	$24,878	$28,423	$52,206	$53,437

We received cash distributions from White Cliffs of $16.0 million and $19.4 million for the three months ended June 30, 2019 and 2018, respectively. We received cash distributions from White Cliffs of $36.5 million and $38.6 million for the six months ended June 30, 2019 and 2018, respectively.
The members of White Cliffs are required to contribute capital to White Cliffs to fund various projects. In 2018, we announced that we will convert one of the White Cliffs 12-inch carrier pipelines from crude service to natural gas liquids service. For the three months and six months ended June 30, 2019, we contributed $10.6 million and $20.0 million, respectively, to fund the conversion project. For the three months and six months ended June 30, 2018, we contributed $1.8 million and $1.8 million, respectively, to fund the conversion project. Remaining contributions related to the conversion project will be paid in 2019 and are expected to total $8.7 million. The project is expected to be completed during the fourth quarter of 2019.

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
Fair value of financial instruments
We record certain financial assets and liabilities at fair value at each balance sheet date. The tables below summarize the balances of derivative assets and liabilities at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019
	Level 1	Level 2	Level 3	Netting (1)	Total - Net
Assets:
Commodity derivatives (2)	$87	$—	$—	$(87)	$—
Total assets	87	—	—	(87)	—
Liabilities:
Commodity derivatives (2)	6,123	—	—	(87)	6,036
Foreign currency forwards	—	158	—	—	158
Interest rate swaps	—	—	3,676	—	3,676
Total liabilities	6,123	158	3,676	(87)	9,870
Net assets (liabilities) at fair value	$(6,036)	$(158)	$(3,676)	$—	$(9,870)

	December 31, 2018
	Level 1	Level 2	Level 3	Netting (1)	Total - Net
Assets:
Commodity derivatives (2)	$4,658	$—	$—	$(973)	$3,685
Total assets	4,658	—	—	(973)	3,685
Liabilities:
Commodity derivatives (2)	973	—	—	(973)	—
Foreign currency forwards	—	2,985	—	—	2,985
Interest rate swaps	—	—	1,482	—	1,482
Total liabilities	973	2,985	1,482	(973)	4,467
Net assets (liabilities) at fair value	$3,685	$(2,985)	$(1,482)	$—	$(782)
(1) Commodity derivatives are subject to netting arrangements.
(2) Relates primarily to exchange traded futures. Gain and loss positions on multiple contracts are settled net on a daily basis with the exchange.
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
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value levels. At June 30, 2019 and December 31, 2018, all of our physical fixed price forward purchases and sales commodity contracts were being accounted for as normal purchases and normal sales.
The following table summarizes changes in the fair value of our net financial liabilities classified as Level 3 in the fair value hierarchy (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net assets (liabilities) at beginning of the period	$(2,175)	$130	$(1,482)	$(1,228)
Transfers out of Level 3	—	—	—	—
Realized/Unrealized gain (loss) included in earnings*	(1,501)	(84)	(2,194)	1,219
Settlements	—	64	—	119
Net assets (liabilities) at end of period	$(3,676)	$110	$(3,676)	$110
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
The following table sets forth the notional quantities for derivative instruments entered into (in thousands of barrels):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Sales	4,374	3,624	9,108	7,763
Purchases	4,121	3,816	9,025	7,191

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

5.	FINANCIAL INSTRUMENTS, Continued

We have not designated any of our commodity derivative instruments as accounting hedges. We have recorded the fair value of our commodity derivative instruments on our condensed consolidated balance sheets in “other current assets” and “other current liabilities” in the following amounts (in thousands):

	June 30, 2019		December 31, 2018
	Assets	Liabilities	Assets	Liabilities
Commodity contracts	$—	$6,036	$3,685	$—

We have posted margin deposits as collateral with brokers who have the right of set off associated with these funds. At June 30, 2019 and December 31, 2018, our margin deposit balances were $10.6 million and $0.1 million, respectively. These margin account balances have not been offset against our net commodity derivative instrument (contract) positions. Had these margin deposits been netted against our net commodity derivative instrument (contract) positions as of June 30, 2019 and December 31, 2018, we would have had asset positions of $4.6 million and $3.8 million, respectively.
Realized and unrealized gains (losses) from our commodity derivatives were recorded to product revenue in the following amounts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Commodity contracts	$2,865	$(9,094)	$(7,720)	$(12,230)

Interest rate swaps
We have interest rate swaps which allow us to limit exposure to interest rate fluctuations. The swaps only apply to a portion of our outstanding debt and provide only partial mitigation of interest rate fluctuations. We have not designated the swaps as hedges, as such, and changes in the fair value of the swaps are recorded through current period earnings as a component of interest expense. At June 30, 2019 and December 31, 2018, we had interest rate swaps with notional values of $422.0 million and $524.3 million, respectively. At June 30, 2019, the fair value of our interest rate swaps was $3.7 million, which was reported within “other current liabilities” and “other noncurrent liabilities” in our condensed consolidated balance sheet. At December 31, 2018, the fair value of our interest rate swaps was $1.5 million, which was reported within “other current liabilities” and “other noncurrent liabilities” in our condensed consolidated balance sheet. For the three months ended June 30, 2019 and 2018, we recognized realized and unrealized losses of $1.5 million and $0.1 million related to interest rate swaps, respectively. For the six months ended June 30, 2019 and 2018, we recognized realized and unrealized losses of $2.2 million and realized and unrealized gains of $1.2 million related to interest rate swaps, respectively.
Foreign currency forwards
We have foreign currency forwards primarily to purchase Canadian dollars to limit exposure to foreign currency rate fluctuations for capital contributions to our Canada segment primarily to fund capital projects. We have not designated the forwards as hedges; therefore, changes in the fair value of the forwards are recorded through current period earnings as a component of foreign currency transaction gains and losses. At June 30, 2019 and December 31, 2018, we had foreign currency forwards with notional values of $6.0 million and $56.1 million, respectively. At June 30, 2019 and December 31, 2018, the fair value of our foreign currency forwards was $0.2 million and $3.0 million, respectively, which is reported within "other current liabilities" in our condensed consolidated balance sheet. For the three months ended June 30, 2019 and 2018, we recognized realized and unrealized gains of $1.0 million and realized and unrealized losses of $2.1 million related to foreign currency forwards, respectively. For the six months ended June 30, 2019 and 2018, we recognized realized and unrealized gains of $1.3 million and realized and unrealized losses of $6.5 million related to foreign currency forwards, respectively.
Concentrations of risk
During the three months ended June 30, 2019, two customers, primarily of our U.S. Liquids segment, accounted for more than 10% of our consolidated revenue with revenues of $222.4 million. Three third-party suppliers, primarily of our U.S. Liquids segment, accounted for more than 10% of our consolidated costs of products sold with purchases of $165.3 million.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

5.	FINANCIAL INSTRUMENTS, Continued

During the six months ended June 30, 2019, two customers, primarily of our U.S. Liquids segment, accounted for more than 10% of our consolidated revenue with revenues of $415.0 million. One third-party supplier, primarily of our U.S. Liquids segment, accounted for more than 10% of our consolidated costs of products sold with purchases of $110.7 million.
At June 30, 2019, one third-party customer, primarily of our U.S. Liquids segment, accounted for approximately 12% of our consolidated accounts receivable.

6.	INCOME TAXES
The effective tax rate was 32% and 57% for the three months ended June 30, 2019 and 2018, respectively. The effective tax rate was 40% and (120)% for the six months ended June 30, 2019 and 2018, respectively. The rate for the six months ended June 30, 2019, is impacted by $1.1 million Canadian withholding tax paid on remittances to the U.S., non-controlling interests in Maurepas Pipeline, LLC and SemCAMS Midstream ULC for which taxes are not provided and a discrete tax benefit of $12.1 million on a statutory rate reduction enacted in Alberta, Canada. The rate for the six months ended June 30, 2018, is impacted by a discrete tax expense related to the vesting of restricted stock in the amount of $1.7 million, a discrete tax expense of $10.0 million in Mexico on the sale of the 100% equity interest in our Mexican asphalt business and a discrete tax expense of $2.7 million on the foreign tax deduction offset to branch deferreds on the sale of our U.K. operations. Significant items that impacted the effective tax rate for each period, as compared to the U.S. federal statutory rate of 21%, include earnings in foreign jurisdictions taxed at different rates, foreign earnings taxed in foreign jurisdictions as well as in the U.S., since they are disregarded entities for U.S. federal income tax purposes, and the U.S. deduction for foreign taxes. These combined factors, and the magnitude of the permanent items impacting the tax rate relative to income from continuing operations before income taxes, result in rates that are not comparable between the periods.
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

7.	LONG-TERM DEBT
Our long-term debt consisted of the following (dollars in thousands):

	Interest rate at June 30, 2019	June 30, 2019	December 31, 2018
Senior unsecured notes due 2022	5.6250%	$400,000	$400,000
Senior unsecured notes due 2023	5.6250%	350,000	350,000
Senior unsecured notes due 2025	6.3750%	325,000	325,000

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

7.	LONG-TERM DEBT, Continued

Senior unsecured notes due 2026	7.2500%	300,000	300,000
SemGroup $1.0 billion corporate revolving credit facility (1)
Alternate base rate borrowings	—	—	24,500
Eurodollar borrowings	—	—	95,000
HFOTCO term loan B (2)	5.1600%	594,000	597,000
HFOTCO tax exempt notes payable due 2050	3.3259%	225,000	225,000
SemCAMS Midstream term loan A(3)
Banker’s acceptance borrowings	4.5162%	267,262	—
Prime rate borrowings	5.2000%	5	—
SemCAMS Midstream C$525 million revolving credit facility (4)
Banker’s acceptance borrowings	4.5016%	61,090	—
Prime rate borrowings	5.2000%	33,599	—
SemCAMS Midstream KAPS Facility(5)	—	—	—
Unamortized premium (discount) and debt issuance costs, net		(32,377)	(31,666)
Total long-term debt, net		2,523,579	2,284,834
Less: current portion of long-term debt		12,682	6,000
Noncurrent portion of long-term debt, net		$2,510,897	$2,278,834

(1)	SemGroup $1.0 billion corporate revolving credit facility matures on March 15, 2021.

(2)	HFOTCO term loan B is due in quarterly installments of $1.5 million with a final payment due on June 26, 2025.

(3)	SemCAMS Midstream term loan A is due in quarterly installments of C$4.4 million beginning March 31, 2020 and increasing to C$6.6 million on March 31, 2022 with a final payment on February 25, 2024.

(4)	SemCAMS Midstream C$525 million (US$400.9 million at the June 30, 2019 exchange rate) revolving credit facility matures on February 25, 2024.

(5)	SemCAMS Midstream KAPS Facility matures on June 13, 2024.
SemCAMS Midstream Credit Agreement
On February 25, 2019, SemCAMS Midstream entered into a credit agreement, together with The Toronto-Dominion Bank, as administrative agent, providing for a C$350 million (US$267.3 million at the June 30, 2019 exchange rate) senior secured term loan facility and a C$450 million (US$343.6 million at the June 30, 2019 exchange rate) senior secured revolving credit facility. On June 13, 2019, SemCAMS Midstream entered into an amended and restated credit agreement (the “Credit Agreement”), which increased the senior secured revolving credit facility capacity to C$525 million (US$400.9 million at the June 30, 2019 exchange rate) and added a C$300 million (US$229.1 million at the June 30, 2019 exchange rate) senior secured construction loan facility (the “KAPS Facility”). The term loan facility and the revolving credit facility mature on February 25, 2024. The KAPS Facility matures on June 13, 2024. SemCAMS Midstream may incur additional term loans and revolving commitments in an aggregate amount not to exceed C$250 million (US$190.9 million at the June 30, 2019 exchange rate), subject to receiving commitments for such additional term loans or revolving commitments from either new lenders or increased commitments from existing lenders.
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
Letters of credit
We had the following outstanding letters of credit at June 30, 2019 (dollars in thousands):

SemGroup $1.0 billion revolving credit facility	1.75%	$27,335
SemGroup secured bi-lateral (1)	1.75%	$46,125
SemCAMS Midstream revolving credit facility	2.25%	$22,909
SemCAMS Midstream secured bi-lateral (1)	1.75%	$3,734
(1) Secured bi-lateral letters of credit are external to the SemGroup $1.0 billion revolving credit facility and the SemCAMS Midstream C$525 million (US$400.9 million at the June 30, 2019 exchange rate) revolving credit facility and do not reduce availability for borrowing on the credit facilities.
Capitalized interest
During the six months ended June 30, 2019 and 2018, we capitalized interest of $3.5 million and $6.5 million, respectively.
Fair value
We estimate the fair value of our senior unsecured notes based on unadjusted, transacted market prices near the measurement date. Our other long-term debts are estimated to be carried at fair value as a result of the recent timing of borrowings or rate resets. We estimate the fair value of our consolidated long-term debt, including current maturities, to be approximately $2.5 billion at June 30, 2019, which is categorized as a Level 2 measurement.

8.	COMMITMENTS AND CONTINGENCIES
QPSE
On June 7, 2019, QPS Engineering LLC (“QPSE”) filed an Original Petition against SemGroup Corporation in the District Court of Tulsa County in Tulsa, Oklahoma (the “Lawsuit”). QPSE claims it is entitled to payment of $22 million in fees, which are being withheld by Maurepas Pipeline, LLC as liquidated damages as allowed by the terms of an engineering, procurement and construction contract (“EPC Contract”) between QPSE and Maurepas Pipeline, LLC for the construction of the Maurepas Pipeline. SemGroup Corporation is the guarantor of Maurepas Pipeline’s obligations under the EPC Contract. QPSE also claims additional damages including attorney’s fees and costs incurred in unspecified amounts. On July 5, 2019, SemGroup filed an answer and affirmative defenses denying QPSE’s claims. Because of the uncertainties inherent in litigation, we cannot predict the outcome of the Lawsuit, nor can we predict the amount of time and expense that will be required to resolve it. We believe QPSE’s claims are without merit and intend to defend vigorously against the Lawsuit. Withheld amounts are reflected as retainage payable, which is included in accounts payable on our condensed consolidated balance sheet, and the disposition of such amounts will ultimately impact the carrying value of the asset.
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
Asset retirement obligations
We will be required to incur significant removal and restoration costs when we retire our natural gas gathering and processing facilities in Canada. At June 30, 2019, we have an asset retirement obligation liability of $25.8 million, which is included within “other noncurrent liabilities” on our condensed consolidated balance sheets. This amount was calculated using the $141.7 million cost we estimate we would incur to retire these facilities, discounted based on our risk-adjusted cost of borrowing and the estimated timing of remediation.
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
Purchase and sale commitments
We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We account for derivatives at fair value with the exception of commitments that have been designated as normal purchases and sales for which we do not record assets or liabilities related to these agreements until the product is purchased or sold. At June 30, 2019, such commitments included the following (in thousands):

	Volume (Barrels)	Value
Fixed price purchases	2,634	$144,008
Fixed price sales	2,853	$157,506
Floating price purchases	13,197	$751,703
Floating price sales	16,001	$797,728

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
Our U.S. Gas segment has a take-or-pay contractual obligation related to the fractionation of natural gas liquids through June 2023. The approximate amount of future obligation is as follows (in thousands):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

8.	COMMITMENTS AND CONTINGENCIES, Continued

For year ending:
December 31, 2019	$4,932
December 31, 2020	9,063
December 31, 2021	7,337
December 31, 2022	6,905
December 31, 2023	2,854
Thereafter	—
Total expected future payments	$31,091

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
Our U.S. Liquids segment has minimum volume commitments for pipeline transportation of crude oil. The approximate amount of future obligations is as follows (in thousands):

For year ending:
December 31, 2019	$11,022
December 31, 2020	19,751
December 31, 2021	12,976
December 31, 2022	13,231
December 31, 2023	13,496
Thereafter	6,817
Total expected future payments	$77,293

On May 14, 2019, SemCAMS Midstream announced a new asset joint venture with Keyera Corp. to construct a natural gas liquids (NGL) and condensate pipeline system to connect the liquids-rich Montney and Duvernay production areas of northwestern Alberta to the fractionation and condensate hubs in Fort Saskatchewan, Alberta. The total cost for the project is estimated to be C$1.3 billion (US$992.7 million at June 30, 2019 exchange rate) for which SemCAMS Midstream will be responsible for 50%. SemCAMS Midstream’s noncontrolling interest holder is expected to contribute 49% of SemCAMS Midstream’s construction costs. Construction is expected to begin in mid-2020 and be completed by the first half of 2022.

9.	EQUITY
Equity issuances
During the six months ended June 30, 2019, 32,468 shares under the Employee Stock Purchase Plan were issued and 345,239 shares related to our equity-based compensation awards vested.
Equity-based compensation
At June 30, 2019, there were 1,638,887 unvested shares that have been granted under our director and employee compensation programs. The par value of these shares is not reflected in common stock on the condensed consolidated balance sheets, as these shares have not yet vested. For certain of the awards, the number of shares that will vest is contingent upon our achievement of certain specified targets. If we meet the specified maximum targets, approximately 538,000 additional shares could vest.
The holders of certain restricted stock awards are entitled to equivalent dividends (“UDs”) to be received upon vesting of the related restricted stock awards and will be settled in cash. At June 30, 2019, the value of the UDs related to unvested restricted stock awards was approximately $2.1 million.
During the six months ended June 30, 2019, we granted 818,603 restricted stock awards with a weighted average grant date fair value of $14.80 per award.

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
Common stock dividends
The following table sets forth the quarterly common stock dividends per share declared and/or paid to shareholders for the periods indicated:

Quarter Ending	Dividend Per Share	Date of Record	Date Paid
March 31, 2018	$0.4725	March 9, 2018	March 19, 2018
June 30, 2018	$0.4725	May 16, 2018	May 25, 2018
September 30, 2018	$0.4725	August 20, 2018	August 29, 2018
December 31, 2018	$0.4725	November 16, 2018	November 26, 2018

March 31, 2019	$0.4725	March 4, 2019	March 14, 2019
June 30, 2019	$0.4725	May 10, 2019	May 20, 2019
September 30, 2019	$0.4725	August 15, 2019	August 26, 2019

10.	REDEEMABLE PREFERRED STOCK

SemGroup redeemable preferred stock
The following table sets forth the preferred stock dividends declared or paid-in-kind for the periods indicated (in thousands):

Quarter Ended	Dividend Paid-In-Kind	Date Paid
March 31, 2018*	$4,832	May 25, 2018
June 30, 2018	$6,211	August 29, 2018
September 30, 2018	$6,317	November 26, 2018
December 31, 2018	$6,430	March 1, 2019

March 31, 2019	$6,541	May 20, 2019
June 30, 2019	$6,657	August 26, 2019
*Prorated from January 19, 2018 to March 31, 2018
These dividends paid-in-kind increased the liquidation preference such that as of June 30, 2019, the preferred stock was convertible into 11,525,181 shares.
Subsidiary redeemable preferred stock
In conjunction with the formation of our SemCAMS Midstream joint venture, SemCAMS Midstream issued 300,000 shares of cumulative preferred stock with a C$1,000 (US$764 at the June 30, 2019 exchange rate) notional value which pay annual dividends of C$87.50 per share. The preferred stock is redeemable at SemCAMS Midstream’s option subsequent to the third anniversary of issuance at a redemption price of C$1,100 (US$840 at the June 30, 2019 exchange rate) per share. The preferred stock is redeemable by the holder contingent upon a change of control or liquidation of SemCAMS Midstream. The preferred stock is convertible to SemCAMS Midstream common shares in the event of an initial public offering by SemCAMS Midstream.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

10.     REDEEMABLE PREFERRED STOCK, Continued

The preferred stock was issued for proceeds of C$293.7 million (US$223.8 million at the historical rate) which is net of C$6.3 million (US$4.8 million at the historical rate) of costs. As the preferred stock is redeemable after three years, we have made a policy election to record the preferred stock at the redemption amount. The accretion to redemption amount is treated as a reduction to SemCAMS common equity held by SemGroup and the noncontrolling interest holders.
Dividends on the preferred stock are payable in-kind for the first ten quarters subsequent to issuance. SemCAMS elected to pay in-kind dividends for the first quarter of 2019 in the amount of C$2.5 million (US$1.9 million at the March 31, 2019 exchange rate), which is prorated for the period from February 25, 2019 to March 31, 2019. The dividend paid-in-kind increased the Liquidation Preference such that as of June 30, 2019, the preferred stock was convertible into 302,480  shares.

11.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in the components of accumulated other comprehensive loss for the periods shown (in thousands):

	Three Months Ended June 30, 2019
	Currency Translation	Employee Benefit Plans	Total	Attributable to Noncontrolling Interest	Attributable to SemGroup
March 31, 2019	$(60,435)	$(5,045)	$(65,480)	$5,580	$(71,060)
Currency translation adjustment, net of income tax expense of $8,481	27,287	—	27,287	7,969	19,318
Changes related to benefit plans, net of income tax expense of $37	—	100	100	49	51
June 30, 2019	$(33,148)	$(4,945)	$(38,093)	$13,598	$(51,691)

	Three Months Ended June 30, 2018
	Currency Translation	Employee Benefit Plans	Total
March 31, 2018	$(32,846)	$(2,784)	$(35,630)
Currency translation adjustment, net of income tax benefit of $5,123	(15,863)	—	(15,863)
Currency translation adjustment reclassified to gain on disposal, net of income tax expense of $7,117	22,041	—	22,041
Changes related to benefit plans, net of income tax expense of $0	—	2	2
June 30, 2018	$(26,668)	$(2,782)	$(29,450)

	Six Months Ended June 30, 2019
	Currency Translation	Employee Benefit Plans	Total	Attributable to Noncontrolling Interest	Attributable to SemGroup
December 31, 2018	$(45,816)	$(5,431)	$(51,247)	$—	$(51,247)
Currency translation adjustment, net of income tax expense of $7,311	23,552	—	23,552	13,581	9,971
Reclassification of certain tax effects from adoption of ASU 2018-02	(10,884)	—	(10,884)	—	(10,884)
Changes related to benefit plans, net of income tax expense of $180	—	486	486	17	469
June 30, 2019	$(33,148)	$(4,945)	$(38,093)	$13,598	$(51,691)

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

11.    ACCUMULATED OTHER COMPREHENSIVE LOSS, Continued

	Six Months Ended June 30, 2018
	Currency Translation	Employee Benefit Plans	Total
December 31, 2017	$(51,014)	$(2,787)	$(53,801)
Currency translation adjustment, net of income tax benefit of $8,073	(25,000)	—	(25,000)
Currency translation adjustment reclassified to gain (loss) on disposal, net of income tax expense of $15,935	49,346	—	49,346
Changes related to benefit plans, net of income tax expense of $1	—	5	5
June 30, 2018	$(26,668)	$(2,782)	$(29,450)

12.	REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregated revenue

Our revenue is disaggregated by segment and by activity below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
U.S. Liquids
Product sales	$492,084	$381,721	$877,114	$825,118
Pipeline transportation	21,236	21,602	42,357	41,941
Truck transportation	3,175	7,046	7,117	12,774
Storage fees	41,113	38,812	82,857	76,933
Facility service fees	13,391	12,701	31,140	23,732
Lease revenue	4,034	4,251	7,916	8,580

U.S. Gas
Product sales	28,901	44,775	68,393	84,484
Service fees	12,149	17,598	25,816	33,785
Other revenue	16	—	83	—

Canada
Service fees	42,139	50,402	73,615	80,944
Other revenue	20,685	19,229	34,036	33,832

Corporate and Other
Product sales	—	—	—	31,319
Storage fees	—	651	—	7,754
Service fees	—	211	—	3,052
Intersegment eliminations	(3,983)	(3,205)	(8,272)	(6,845)

Total revenue	$674,940	$595,794	$1,242,172	$1,257,403

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

12.	REVENUE FROM CONTRACTS WITH CUSTOMERS, Continued

Remaining performance obligations

Most of our service contracts are such that we have the right to consideration from a customer in an amount that corresponds directly with the value to the customer of our performance completed to date. Therefore, we utilized the practical expedient in ASC 606-10-55-18 under which we recognize revenue in the amount to which we have the right to invoice. Applying this practical expedient, we are not required to disclose the transaction price allocated to remaining performance obligations under these agreements. However, certain of our agreements, such as "take-or-pay" agreements, do not qualify for the practical expedient. At June 30, 2019, the amount and timing of revenue recognition for such contracts is as follows (in thousands):

	2019	2020	2021	2022	2023	Thereafter
Expected timing of revenue recognized for remaining performance obligations	$188,220	$269,397	$222,702	$225,308	$226,892	$2,008,649

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

	June 30, 2019	December 31, 2018
Noncurrent receivables	$14,036	$11,496

Deferred revenue

We record deferred revenue when we have received a payment in advance of delivering a product or performing a service. For the three months ended June 30, 2019 and 2018, we recognized $0.3 million and $0.4 million, respectively, of revenue which was included in deferred revenue at the beginning of the period. For the six months ended June 30, 2019 and 2018, we recognized $0.6 million and $3.3 million, respectively, of revenue which was included in deferred revenue at the beginning of the period.

Costs to obtain or fulfill a contract

Unless material, we expense costs to obtain or fulfill a contract in the period incurred. At June 30, 2019 and December 31, 2018, we had contract assets of $9.2 million and $9.4 million, respectively, related to costs incurred to obtain contracts which had been expensed as incurred under previous guidance. These costs are reported within “other noncurrent assets” on the condensed consolidated balance sheets and are being amortized straight-line over 25 years, the life of the related contracts. We recognized $0.1 million and $0.1 million of amortization of these assets for the three months ended June 30, 2019 and 2018, respectively. We recognized $0.2 million and $0.2 million of amortization of these assets for the six months ended June 30, 2019 and 2018, respectively.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

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
We have elected the practical expedients offered by ASC 842 which do not require a reassessment of whether existing or completed contracts at adoption contain a lease, the lease classification or initial direct costs. Additionally, we have elected the practical expedient not to reassess certain land easements at adoption. As such, certain storage tank, pipeline leases and land easements, which are not currently treated as leases, may become leases if these agreements are renewed or modified depending on the terms of the renewal or modification. Additionally, the classification for existing leases may change as agreements are renewed or modified.
Lessee
We have elected the practical expedient to not separate lease and non-lease components for agreements where we lease land, buildings, storage tanks, compressors, and small machinery and equipment. Financing and operating lease liabilities are reported within “Other current liabilities” and “Other noncurrent liabilities” in our condensed consolidated balance sheet.
At June 30, 2019, we have recorded the following right-of-use assets and lease liabilities (in thousands):

June 30, 2019
Right of use assets
Financing	$2,909
Operating	$90,180
Lease liabilities
Financing	$2,945
Operating	$92,855

During the three months and six months ended June 30, 2019, we have recorded the following (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Finance lease cost:
Amortization of right-of-use assets	$161	$323
Interest expense on lease liabilities	$39	$79
Operating lease costs	$2,263	$4,500
Variable lease costs	$478	$1,068
Cash paid for amounts included in the measurement of lease liabilities:
Financing	$144	$239
Operating	$990	$1,623
Noncash information on lease liabilities arising from obtaining right-of-use assets:
Financing	$—	$3,232

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

13.	LEASES, Continued

Weighted average remaining lease term (in years):
Financing	4.5 years
Operating	40.5 years
Weighted average discount rate:
Financing	5.16%
Operating	5.16%

Undiscounted cash flows for the remainder of the year and on an annual basis for the following years are as follows (in thousands):

	Financing	Operating
2019	$366	$3,280
2020	732	6,793
2021	732	7,041
2022	732	6,446
2023	732	5,900
Thereafter	—	206,312
Total undiscounted cash flows	$3,294	$235,772
Short-term lease liabilities	$607	$5,057
Long-term lease liabilities	2,338	87,798
Total lease liabilities	$2,945	$92,855
Difference	$349	$142,917

Lessor
At June 30, 2019, the components of our net investment in direct financing leases are as follows (in thousands):

June 30, 2019
Carrying amount of receivable	$76,461
Unguaranteed residual value	69,222
Deferred selling profit on direct financing leases	(76,461)
Net investment in sales-type and direct financing leases	$69,222

For the three months and six months ended June 30, 2019, we have recognized the following amounts of income from our direct financing leases as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Interest income	$3,432	$6,865
Income related to variable lease payments not included in the lease receivable	602	1,051
Total direct financing lease revenue	$4,034	$7,916

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

13.	LEASES, Continued

Undiscounted cash flows on an annual basis are as follows (in thousands):

Direct financing leases
2019	$6,867
2020	13,031
2021	12,800
2022	12,804
2023	12,808
Thereafter	18,151
Total undiscounted cash flows	$76,461

14.	SEGMENTS
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
Our results by segment are presented in the tables below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
U.S. Liquids
External	$575,033	$466,133	$1,048,501	$989,078
U.S. Gas
External	37,083	59,167	86,020	111,406
Intersegment	3,983	3,206	8,272	6,863
Canada
External	62,824	69,631	107,651	114,776
Corporate and Other
External	—	863	—	42,143
Intersegment	(3,983)	(3,206)	(8,272)	(6,863)
Total Revenues	$674,940	$595,794	$1,242,172	$1,257,403

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

14.	SEGMENTS, Continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Earnings from equity method investments:
U.S. Liquids	$12,688	$14,338	$26,625	$26,943
Corporate and Other	7	13	21	22
Total earnings from equity method investments	$12,695	$14,351	$26,646	$26,965

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Depreciation and amortization:
U.S. Liquids	$39,824	$34,922	$79,311	$69,045
U.S. Gas	11,112	10,822	22,207	21,271
Canada	12,336	5,264	20,119	10,502
Corporate and Other	739	747	1,410	1,473
Total depreciation and amortization	$64,011	$51,755	$123,047	$102,291

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income tax expense (benefit):
U.S. Liquids	$149	$181	$296	$390
Canada	(10,999)	3,136	(10,792)	6,106
Corporate and Other	4,765	(6,930)	(195)	12,974
Total income tax expense (benefit)	$(6,085)	$(3,613)	$(10,691)	$19,470

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Segment profit:
U.S. Liquids	$85,189	$80,393	$174,700	$148,449
U.S. Gas	11,040	15,437	23,205	29,714
Canada	29,669	21,448	52,362	43,561
Corporate and Other	(219)	(172)	(456)	10,791
Total segment profit	$125,679	$117,106	$249,811	$232,515

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Reconciliation of segment profit to net income (loss):
Total segment profit	$125,679	$117,106	$249,811	$232,515
Less:
Adjustment to reflect equity earnings on an EBITDA basis	4,718	4,886	9,428	9,769
Net unrealized loss related to commodity derivative instruments	4,903	4,409	9,721	6,635
General and administrative expense	25,520	22,886	55,067	49,363
Depreciation and amortization	64,011	51,755	123,047	102,291
Loss (gain) on disposal or impairment, net	8,936	1,824	7,492	(1,742)

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

14.	SEGMENTS, Continued

Interest expense	38,910	35,904	75,562	78,365
Foreign currency transaction loss (gain)	(989)	2,314	(1,277)	5,608
Other income, net	(1,347)	(533)	(2,326)	(1,483)
Income tax expense (benefit)	(6,085)	(3,613)	(10,691)	19,470
Net income (loss)	$(12,898)	$(2,726)	$(16,212)	$(35,761)

	June 30, 2019	December 31, 2018
Total assets (excluding intersegment receivables):
U.S. Liquids	$3,882,840	$3,689,384
U.S. Gas	686,633	716,837
Canada	1,380,654	684,418
Corporate and Other	307,813	119,668
Total assets	$6,257,940	$5,210,307

	June 30, 2019	December 31, 2018
Equity investments:
U.S. Liquids	$265,200	$255,043
Corporate and Other	18,986	18,966
Total equity investments	$284,186	$274,009

15.	EARNINGS PER SHARE
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
The following summarizes the calculation of basic earnings per share for the three months and six months ended June 30, 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended June 30,
	2019	2018
Loss	$(12,898)	$(2,726)
less: income attributable to noncontrolling interest	12,689	—
Loss attributable to SemGroup	(25,587)	(2,726)
less: cumulative preferred stock dividends	6,657	6,211
less: cumulative subsidiary preferred stock dividends	2,577	—
less: accretion of subsidiary preferred stock to redemption value	237	—
Net income (loss) attributable to common shareholders	$(35,058)	$(8,937)
Weighted average common stock outstanding	78,668	78,319
Basic income (loss) per share	$(0.45)	$(0.11)

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	EARNINGS PER SHARE, Continued

	Six Months Ended June 30,
	2019	2018
Loss	$(16,212)	$(35,761)
less: income attributable to noncontrolling interest	16,214	—
Loss attributable to SemGroup	(32,426)	(35,761)
less: cumulative preferred stock dividends	13,198	11,043
less: cumulative subsidiary preferred stock dividends	3,684	—
less: accretion of subsidiary preferred stock to redemption value	13,986	—
Net income (loss) attributable to common shareholders	$(63,294)	$(46,804)
Weighted average common stock outstanding	78,580	78,259
Basic income (loss) per share	$(0.81)	$(0.60)
The following summarizes the calculation of diluted earnings per share for the three months and six months ended June 30, 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended June 30,
	2019	2018
Loss	$(12,898)	$(2,726)
less: income attributable to noncontrolling interest	12,689	—
Loss attributable to SemGroup	(25,587)	(2,726)
less: cumulative preferred stock dividends	6,657	6,211
less: cumulative subsidiary preferred stock dividends	2,577	—
less: accretion of subsidiary preferred stock to redemption value	237	—
Net income (loss) attributable to common shareholders	$(35,058)	$(8,937)
Weighted average common stock outstanding	78,668	78,319
Effect of dilutive securities	—	—
Diluted weighted average common stock outstanding	78,668	78,319
Diluted income (loss) per share	$(0.45)	$(0.11)

	Six Months Ended June 30,
	2019	2018
Loss	$(16,212)	$(35,761)
less: income attributable to noncontrolling interest	16,214	—
Loss attributable to SemGroup	(32,426)	(35,761)
less: cumulative preferred stock dividends	13,198	11,043
less: cumulative subsidiary preferred stock dividends	3,684	—
less: accretion of subsidiary preferred stock to redemption value	13,986	—
Net income (loss) attributable to common shareholders	$(63,294)	$(46,804)
Weighted average common stock outstanding	78,580	78,259
Effect of dilutive securities	—	—
Diluted weighted average common stock outstanding	78,580	78,259
Diluted income (loss) per share	$(0.81)	$(0.60)

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	EARNINGS PER SHARE, Continued

For the three and six months ended June 30, 2019 and 2018, the preferred stock would have been antidilutive and, therefore, was not included in the computation of diluted earnings. For the three and six months ended June 30, 2019 and 2018, we experienced net losses attributable to SemGroup. The unvested equity compensation awards would have been antidilutive and, therefore, were not included in the computation of diluted earnings per share.

16.	SUPPLEMENTAL CASH FLOW INFORMATION
The following table summarizes the changes in the components of operating assets and liabilities shown on our condensed consolidated statements of cash flows, net of the effects of acquisitions (in thousands):

	Six Months Ended June 30,
	2019	2018
Decrease (increase) in restricted cash	$—	$33
Decrease (increase) in accounts receivable	(100,365)	99,923
Decrease (increase) in receivable from affiliates	(887)	(92)
Decrease (increase) in inventories	(12,515)	40,051
Decrease (increase) in other current assets	(6,982)	(7,338)
Decrease (increase) in other assets	1,027	(3,702)
Increase (decrease) in accounts payable and accrued liabilities	35,487	(111,712)
Increase (decrease) in payable to affiliates	(473)	(6,088)
Increase (decrease) in other noncurrent liabilities	8,765	424
	$(75,943)	$11,499

Other supplemental disclosures
We paid cash interest of $66.9 million and $82.9 million for the six months ended June 30, 2019 and 2018, respectively.
We paid cash income taxes, net of refunds, of $1.7 million and $14.7 million for the six months ended June 30, 2019 and 2018, respectively.
We incurred liabilities for capital expenditures that had not been paid of $49.9 million and $54.5 million as of June 30, 2019 and 2018, respectively. Such amounts are not included in capital expenditures on the condensed consolidated statements of cash flows.

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
During the three months and six months ended June 30, 2019 and 2018, we generated the following transactions with related parties (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
NGL Energy
Revenues	$—	$998	$3,058	$7,178
Purchases	$193	$144	$404	$380

White Cliffs

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

17.     RELATED PARTY TRANSACTIONS, Continued

Storage revenues	$1,200	$1,088	$2,288	$2,176
Transportation fees	$2,714	$2,697	$5,732	$6,320
Management fees	$139	$133	$279	$266
Crude oil purchases	$—	$—	$—	$895

18.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS

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
Unaudited condensed consolidating financial statements for the Parent, the Guarantors and non-guarantors as of June 30, 2019 and December 31, 2018, and for the three months and six months ended June 30, 2019 and 2018, are presented on an equity method basis in the tables below (in thousands).
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

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

18.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Balance Sheets

	June 30, 2019
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$220,203	$—	$33,238	$(514)	$252,927
Accounts receivable, net	—	555,927	134,805	(27)	690,705
Receivable from affiliates	1,056	2	124	—	1,182
Inventories	—	63,539	—	—	63,539
Current assets held for sale	—	—	1,025	—	1,025
Other current assets	7,314	15,581	11,089	—	33,984
Total current assets	228,573	635,049	180,281	(541)	1,043,362
Property, plant and equipment, net	6,930	959,909	2,919,599	—	3,886,438
Equity method investments	2,857,808	1,543,568	—	(4,117,190)	284,186
Goodwill	—	—	338,931	—	338,931
Other intangible assets, net	2	115,483	340,373	—	455,858
Other noncurrent assets	41,822	4,046	104,671	—	150,539
Right of use assets, net	6,706	6,174	80,209	—	93,089
Noncurrent assets held for sale	—	—	5,537	—	5,537
Total assets	$3,141,841	$3,264,229	$3,969,601	$(4,117,731)	$6,257,940
LIABILITIES, PREFERRED STOCK AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$237	$532,231	$47,813	$(27)	$580,254
Payable to affiliates	—	3,242	—	—	3,242
Accrued liabilities	34,268	14,529	56,038	(5)	104,830
Current liabilities held for sale	—	—	1,935	—	1,935
Other current liabilities	3,960	9,431	16,992	—	30,383
Total current liabilities	38,465	559,433	122,778	(32)	720,644
Long-term debt	1,349,907	6,293	1,160,990	(6,293)	2,510,897
Deferred income taxes	68,351	—	69,495	—	137,846
Other noncurrent liabilities	6,484	6,190	133,029	—	145,703
Commitments and contingencies
Redeemable preferred stock	372,628	—	—	—	372,628
Subsidiary redeemable preferred stock	—	—	252,876	—	252,876
Owners' equity excluding noncontrolling interests in consolidated subsidiaries	1,306,006	2,692,313	1,419,093	(4,111,406)	1,306,006
Noncontrolling interests in consolidated subsidiaries	—	—	811,340	—	811,340
Total owners’ equity	1,306,006	2,692,313	2,230,433	(4,111,406)	2,117,346
Total liabilities, preferred stock and owners’ equity	$3,141,841	$3,264,229	$3,969,601	$(4,117,731)	$6,257,940

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

18.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	December 31, 2018
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$40,064	$—	$50,742	$(4,151)	$86,655
Accounts receivable, net	83	461,980	100,151	—	562,214
Receivable from affiliates	120	18	157	—	295
Inventories	—	49,397	—	—	49,397
Other current assets	6,682	6,711	3,871	—	17,264
Total current assets	46,949	518,106	154,921	(4,151)	715,825
Property, plant and equipment, net	6,732	992,974	2,457,620	—	3,457,326
Equity method investments	3,267,581	1,553,360	—	(4,546,932)	274,009
Goodwill	—	—	257,302	—	257,302
Other intangible assets, net	5	119,583	245,450	—	365,038
Other noncurrent assets	41,981	4,788	94,038	—	140,807
Total assets	$3,363,248	$3,188,811	$3,209,331	$(4,551,083)	$5,210,307
LIABILITIES, PREFERRED STOCK AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$38	$444,984	$49,770	$—	$494,792
Payable to affiliates	1	3,714	—	—	3,715
Accrued liabilities	33,239	18,424	63,430	2	115,095
Other current liabilities	5,723	3,409	14,423	—	23,555
Total current liabilities	39,001	470,531	127,623	2	637,157
Long-term debt	1,467,083	6,315	811,751	(6,315)	2,278,834
Deferred income taxes	4,882	—	50,907	—	55,789
Other noncurrent liabilities	1,792	—	36,756	—	38,548
Commitments and contingencies
Redeemable preferred stock	359,658	—	—	—	359,658
Owners' equity excluding noncontrolling interest in consolidated subsidiary	1,490,832	2,711,965	1,832,805	(4,544,770)	1,490,832
Noncontrolling interest in consolidated subsidiary	—	—	349,489	—	349,489
Total owners’ equity	1,490,832	2,711,965	2,182,294	(4,544,770)	1,840,321
Total liabilities, preferred stock and owners’ equity	$3,363,248	$3,188,811	$3,209,331	$(4,551,083)	$5,210,307

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

18.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Statements of Operations

	Three Months Ended June 30, 2019
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$516,041	$961	$—	$517,002
Service	—	26,202	66,585	(151)	92,636
Storage	—	4,651	38,874	(2,976)	40,549
Lease	—	—	4,034	—	4,034
Other	—	16	20,703	—	20,719
Total revenues	—	546,910	131,157	(3,127)	674,940
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	496,022	685	(3,127)	493,580
Operating	—	24,638	53,359	—	77,997
General and administrative	12,025	3,608	9,887	—	25,520
Depreciation and amortization	739	19,148	44,124	—	64,011
Loss (gain) on disposal of long-lived assets, net	—	3,737	5,199	—	8,936
Total expenses	12,764	547,153	113,254	(3,127)	670,044
Earnings from equity method investments	14,132	4,436	—	(5,873)	12,695
Operating income	1,368	4,193	17,903	(5,873)	17,591
Other expenses (income), net:
Interest expense	24,223	350	14,485	(148)	38,910
Foreign currency transaction gain	(970)	—	(19)	—	(989)
Other income, net	(1,063)	(11)	(421)	148	(1,347)
Total other expenses, net	22,190	339	14,045	—	36,574
Income (loss) before income taxes	(20,822)	3,854	3,858	(5,873)	(18,983)
Income tax expense (benefit)	4,765	—	(10,850)	—	(6,085)
Net income (loss)	(25,587)	3,854	14,708	(5,873)	(12,898)
Less: net income attributable to noncontrolling interests	—	—	12,689	—	12,689
Net income (loss) attributable to SemGroup	$(25,587)	$3,854	$2,019	$(5,873)	$(25,587)
Net income (loss)	$(25,587)	$3,854	$14,708	$(5,873)	$(12,898)
Other comprehensive income, net of income tax	10,794	166	16,427	—	27,387
Comprehensive income (loss)	(14,793)	4,020	31,135	(5,873)	14,489
Less: net income attributable to noncontrolling interests	—	—	12,689	—	12,689
Less: other comprehensive income attributable to noncontrolling interests	—	—	8,018	—	8,018
Comprehensive income (loss) attributable to SemGroup	$(14,793)	$4,020	$10,428	$(5,873)	$(6,218)

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

18.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Three Months Ended June 30, 2018
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$423,290	$—	$—	$423,290
Service	—	35,172	74,332	—	109,504
Storage	—	5,933	33,530	—	39,463
Lease	—	—	4,251	—	4,251
Other	—	—	19,286	—	19,286
Total revenues	—	464,395	131,399	—	595,794
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	411,982	107	—	412,089
Operating	—	28,632	61,613	—	90,245
General and administrative	6,489	6,091	10,306	—	22,886
Depreciation and amortization	770	19,622	31,363	—	51,755
Loss (gain) on disposal of long-lived assets, net	83,322	(72,324)	(9,174)	—	1,824
Total expenses	90,581	394,003	94,215	—	578,799
Earnings from equity method investments	100,135	28,424	—	(114,208)	14,351
Operating income	9,554	98,816	37,184	(114,208)	31,346
Other expenses (income), net:
Interest expense	17,862	11,966	6,076	—	35,904
Foreign currency transaction loss (gain)	2,063	344	(93)	—	2,314
Other income, net	(121)	(3)	(409)	—	(533)
Total other expenses, net	19,804	12,307	5,574	—	37,685
Income (loss) before income taxes	(10,250)	86,509	31,610	(114,208)	(6,339)
Income tax expense (benefit)	(7,524)	—	3,911	—	(3,613)
Net income (loss)	(2,726)	86,509	27,699	(114,208)	(2,726)
Other comprehensive income (loss), net of income taxes	(4,479)	411	10,248	—	6,180
Comprehensive income (loss)	$(7,205)	$86,920	$37,947	$(114,208)	$3,454

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

18.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Six Months Ended June 30, 2019
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$936,274	$961	$—	$937,235
Service	—	54,244	125,970	(205)	180,009
Storage	—	10,044	78,765	(5,952)	82,857
Lease	—	—	7,916	—	7,916
Other	—	83	34,072	—	34,155
Total revenues	—	1,000,645	247,684	(6,157)	1,242,172
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	902,028	1,081	(6,157)	896,952
Operating	—	48,555	92,649	—	141,204
General and administrative	28,349	7,264	19,454	—	55,067
Depreciation and amortization	1,410	38,145	83,492	—	123,047
Loss (gain) on disposal of long-lived assets, net	—	3,118	4,374	—	7,492
Total expenses	29,759	999,110	201,050	(6,157)	1,223,762
Earnings from equity method investments	43,487	23,431	—	(40,272)	26,646
Operating income	13,728	24,966	46,634	(40,272)	45,056
Other expenses (income), net:
Interest expense	49,732	636	25,342	(148)	75,562
Foreign currency transaction gain	(1,256)	—	(21)	—	(1,277)
Other income, net	(1,654)	(51)	(769)	148	(2,326)
Total other expenses, net	46,822	585	24,552	—	71,959
Income (loss) before income taxes	(33,094)	24,381	22,082	(40,272)	(26,903)
Income tax benefit	(668)	—	(10,023)	—	(10,691)
Net income (loss)	(32,426)	24,381	32,105	(40,272)	(16,212)
Less: net income attributable to noncontrolling interests	—	—	16,214	—	16,214
Net income (loss) attributable to SemGroup	$(32,426)	$24,381	$15,891	$(40,272)	$(32,426)
Net income (loss)	$(32,426)	$24,381	$32,105	$(40,272)	$(16,212)
Other comprehensive income (loss), net of income taxes	(9,623)	22	22,755	—	13,154
Comprehensive income (loss)	(42,049)	24,403	54,860	(40,272)	(3,058)
Less: net income attributable to noncontrolling interests	—	—	16,214	—	16,214
Less: other comprehensive income attributable to noncontrolling interests	—	—	13,598	—	13,598
Comprehensive income (loss) attributable to SemGroup	$(42,049)	$24,403	$25,048	$(40,272)	$(32,870)

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

18.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Six Months Ended June 30, 2018
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$902,739	$31,319	$—	$934,058
Service	—	66,662	129,510	—	196,172
Storage	—	11,950	72,737	—	84,687
Lease	—	—	8,580	—	8,580
Other	—	—	33,906	—	33,906
Total revenues	—	981,351	276,052	—	1,257,403
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	881,980	26,241	—	908,221
Operating	—	56,173	103,863	—	160,036
General and administrative	12,975	11,859	24,529	—	49,363
Depreciation and amortization	1,494	38,353	62,444	—	102,291
Loss (gain) on disposal of long-lived assets, net	132,610	(151,052)	16,700	—	(1,742)
Total expenses	147,079	837,313	233,777	—	1,218,169
Earnings from equity method investments	159,581	28,981	—	(161,597)	26,965
Operating income	12,502	173,019	42,275	(161,597)	66,199
Other expenses (income), net:
Interest expense	31,241	35,530	11,834	(240)	78,365
Foreign currency transaction loss (gain)	6,466	147	(1,005)	—	5,608
Other income, net	(856)	(8)	(859)	240	(1,483)
Total other expenses, net	36,851	35,669	9,970	—	82,490
Income (loss) before income taxes	(24,349)	137,350	32,305	(161,597)	(16,291)
Income tax expense	11,412	—	8,058	—	19,470
Net income (loss)	(35,761)	137,350	24,247	(161,597)	(35,761)
Other comprehensive income (loss), net of income taxes	(10,091)	155	34,287	—	24,351
Comprehensive income (loss)	(45,852)	137,505	58,534	(161,597)	(11,410)

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

18.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Statements of Cash Flows

	Six Months Ended June 30, 2019
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(69,813)	$43,647	$56,055	$(3)	$29,886
Cash flows from investing activities:
Capital expenditures	(1,606)	(6,489)	(176,156)	—	(184,251)
Proceeds from sale of long-lived assets	—	598	1,081	—	1,679
Contributions to equity method investments	—	(20,017)	—	—	(20,017)
Payments to acquire businesses	—	—	(488,297)	—	(488,297)
Distributions in excess of equity in earnings of affiliates	—	9,861	—	—	9,861
Net cash provided (used in) investing activities	(1,606)	(16,047)	(663,372)	—	(681,025)
Cash flows from financing activities:
Debt issuance costs	—	—	(13,193)	—	(13,193)
Borrowings on credit facilities and issuance of senior notes, net of discount	95,500	—	460,522	—	556,022
Principal payments on credit facilities and other obligations	(217,628)	—	(104,925)	—	(322,553)
Proceeds from issuance of common stock, net of offering costs	—	—	448,443	—	448,443
Proceeds from issuance of preferred stock, net of offering costs	—	—	223,280	—	223,280
Contributions from noncontrolling interests	—	—	70,521	—	70,521
Distributions to noncontrolling interests	(14,175)	—	(58,248)	—	(72,423)
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(716)	—	—	—	(716)
Dividends paid	(75,736)	—	—	—	(75,736)
Proceeds from issuance of common stock under employee stock purchase plan	218	—	148	—	366
Intercompany borrowings (advances), net	464,095	(27,600)	(440,135)	3,640	—
Net cash provided by (used in) financing activities	251,558	(27,600)	586,413	3,640	814,011
Effect of exchange rate changes on cash and cash equivalents	—	—	3,400	—	3,400
Change in cash and cash equivalents	180,139	—	(17,504)	3,637	166,272
Cash and cash equivalents at beginning of period	40,064	—	50,742	(4,151)	86,655
Cash and cash equivalents at end of period	$220,203	$—	$33,238	$(514)	$252,927

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

18.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Six Months Ended June 30, 2018
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(48,349)	$58,071	$86,724	$—	$96,446
Cash flows from investing activities:
Capital expenditures	(747)	(47,205)	(186,342)	—	(234,294)
Proceeds from sale of long-lived assets	—	212	(58)	—	154
Proceeds from business divestiture	155,447	6,753	(15,465)	—	146,735
Contributions to equity method investments	—	(2,453)	—	—	(2,453)
Distributions in excess of equity in earnings of affiliates	—	11,636	—	—	11,636
Net cash provided by (used in) investing activities	154,700	(31,057)	(201,865)	—	(78,222)
Cash flows from financing activities:
Debt issuance costs	(475)	—	(3,994)	—	(4,469)
Borrowings on credit facilities and issuance of senior notes, net of discount	399,000	—	598,500	—	997,500
Principal payments on credit facilities and other obligations	(157,769)	(565,904)	(592,125)	—	(1,315,798)
Proceeds from issuance of preferred stock, net of offering costs	342,299	—	—	—	342,299
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(699)	—	—	—	(699)
Dividends paid	(74,423)	—	—	—	(74,423)
Proceeds from issuance of common stock under employee stock purchase plan	245	—	—	—	245
Intercompany borrowing (advances), net	(630,840)	538,904	85,510	6,426	—
Net cash provided by (used in) financing activities	(122,662)	(27,000)	87,891	6,426	(55,345)
Effect of exchange rate changes on cash and cash equivalents	—	(14)	(1,240)	—	(1,254)
Change in cash and cash equivalents	(16,311)	—	(28,490)	6,426	(38,375)
Cash and cash equivalents at beginning of period	32,457	—	69,872	(8,630)	93,699
Cash and cash equivalents at end of period	$16,146	$—	$41,382	$(2,204)	$55,324

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
In the fourth quarter of 2018, due to recent changes in our asset portfolio, we elected to reorganize our business structure and reporting relationships to enhance execution and capture operating efficiencies. In conjunction with the reorganization, our reportable segments have changed. Prior period segment disclosures have been recast to reflect the new segments. U.S. Liquids includes the results of both our U.S. crude oil operations and the results of Houston Fuel Oil Terminal Company (“HFOTCO”) subsequent to its acquisition in 2017. U.S. Gas contains the results of our historical SemGas segment. Canada includes the operations of our historical SemCAMS segment. Our prior Mexican and U.K. operating segments are included within Corporate and Other, as these businesses were disposed of in 2018.

Results of Operations
Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Revenues	$674,940	$595,794	$1,242,172	$1,257,403
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	493,580	412,089	896,952	908,221
Operating	77,997	90,245	141,204	160,036
General and administrative	25,520	22,886	55,067	49,363
Depreciation and amortization	64,011	51,755	123,047	102,291
Loss (gain) on disposal or impairment, net	8,936	1,824	7,492	(1,742)
Total expenses	670,044	578,799	1,223,762	1,218,169
Earnings from equity method investments	12,695	14,351	26,646	26,965
Operating income	17,591	31,346	45,056	66,199
Other expenses (income), net:
Interest expense	38,910	35,904	75,562	78,365
Foreign currency transaction loss (gain)	(989)	2,314	(1,277)	5,608
Other income, net	(1,347)	(533)	(2,326)	(1,483)
Total other expenses, net	36,574	37,685	71,959	82,490
Loss before income taxes	(18,983)	(6,339)	(26,903)	(16,291)
Income tax expense (benefit)	(6,085)	(3,613)	(10,691)	19,470
Net loss	$(12,898)	$(2,726)	$(16,212)	$(35,761)
Revenues and Expenses
Revenues, costs of products sold and operating expenses are analyzed by operating segment below.

General and administrative expense
General and administrative expense increased in the three months ended June 30, 2019, to $25.5 million from $22.9 million in the three months ended June 30, 2018. The increase is primarily due to costs related to the formation of SemCAMS Midstream and the acquisition of Meritage Midstream ULC. General and administrative expense increased in the six months ended June 30, 2019, to $55.1 million from $49.4 million in the six months ended June 30, 2018. The increase is primarily due to costs related to the formation of SemCAMS Midstream and the acquisition of Meritage Midstream ULC.
Depreciation and amortization expense
Depreciation and amortization expense increased in the three months ended June 30, 2019, to $64.0 million from $51.8 million in the three months ended June 30, 2018. The increase is primarily due to additional assets placed in service by our Gulf Coast terminal and Canadian business and increased amortization of intangibles related to our Gulf Coast terminal and the acquisition of Meritage Midstream ULC. Depreciation and amortization expense increased in the six months ended June 30, 2019, to $123.0 million from $102.3 million in the six months ended June 30, 2018. The increase is primarily due to additional assets placed in service by our Gulf Coast terminal and Canadian business and increased amortization of intangibles related to our Gulf Coast terminal and the acquisition of Meritage Midstream ULC.
Gain on disposal or impairment of long-lived assets, net
We incurred a net loss on disposal or impairment of long-lived assets, net for the three months ended June 30, 2019, of $8.9 million compared to a net loss of $1.8 million on disposal or impairment of long-lived assets, net for the three months ended June 30, 2018. We incurred a net loss on disposal or impairment of long-lived assets, net for the six months ended June 30, 2019, of $7.5 million compared to a net gain of $1.7 million on disposal or impairment of long-lived assets, net for the six months ended June 30, 2018. Current year net losses on disposals or impairments of long-lived assets are due to a $5.2 million impairment to net realizable value recorded on our Sherman, Texas natural gas gathering and processing assets which are held for sale at June 30, 2019, and a $3.4 million impairment of our Nash, Oklahoma natural gas processing plant of our U.S. Gas segment. Prior year gains and losses on disposals or impairments of long-lived assets related to the disposal of our U.K. and Mexican operations and a post-closing adjustment to our disposal of Glass Mountain Pipeline.
Interest expense
Interest expense increased in the three months ended June 30, 2019, to $38.9 million from $35.9 million in the three months ended June 30, 2018. The increase in interest expense in the three months ended June 30, 2019, is primarily due to Canadian debt interest, reduced capitalized interest and Canadian debt issuance cost amortization of $3.7 million, $1.7 million and $0.6 million, respectively. These increases were offset by lower LIBOR and revolver daily balances resulting in decreases of $2.1 million and $0.8 million, respectively.
Interest expense decreased in the six months ended June 30, 2019, to $75.6 million from $78.4 million in the six months ended June 30, 2018. The decrease in interest expense was primarily due to a reduction in HFOTCO accretion and lower LIBOR average daily balances resulting in decreases of $13.8 million and $1.6 million, respectively. The decrease was offset, in part, by increases in Canadian debt interest, higher bank interest and swaps for HFOTCO, reduced capitalized interest and Canadian debt issuance cost amortization of $5.3 million, $3.9 million, $3.1 million and $0.6 million, respectively.
Foreign currency transaction loss (gain)
We incurred a foreign currency transaction gain in the three months ended June 30, 2019, of $1.0 million compared to a net loss of $2.3 million in the three months ended June 30, 2018. We incurred a foreign currency transaction gain in the six months ended June 30, 2019, of $1.3 million compared to a net loss of $5.6 million in the six months ended June 30, 2018. The change is primarily due to realized and unrealized gains for the three and six months ended June 30, 2019, of $1.0 million and $1.3 million, respectively, on foreign currency forwards for purchases of Canadian dollars to limit exposure to foreign currency rate fluctuations for capital contributions to our Canadian operations compared with realized and unrealized losses for the three and six months ended June 30, 2018, of $2.3 million and $5.6 million, respectively. The six months ended June 30, 2018, is also impacted by foreign currency changes related to U.S. dollar denominated payables of our Mexican asphalt and U.K. businesses which were sold in early 2018.
Income tax expense (benefit)
We reported an income tax benefit of $10.7 million for the six months ended June 30, 2019, compared to an expense of $19.5 million for the six months ended June 30, 2018. The effective tax rate was 40% and (120)% for the six months ended June 30, 2019 and 2018, respectively. The rate for the six months ended June 30, 2019, is impacted by $1.1 million Canadian withholding tax paid on remittances to the U.S., non-controlling interests in Maurepas Pipeline, LLC and SemCAMS

Midstream ULC for which taxes are not provided and a discrete tax benefit of $12.1 million on a statutory rate reduction enacted in Alberta, Canada. The rate for the six months ended June 30, 2018 is impacted by a discrete tax expense related to the vesting of restricted stock in the amount of $1.7 million, a discrete tax expense of $10.0 million in Mexico on the sale of the 100% equity interest in our Mexican asphalt business and a discrete tax expense of $2.7 million on the foreign tax deduction offset to branch deferreds on the sale of our U.K. operations. Significant items that impacted the effective tax rate for each period, as compared to the U.S. federal statutory rate of 21%, include earnings in foreign jurisdictions taxed at different rates, foreign earnings taxed in foreign jurisdictions as well as in the U.S., since they are disregarded entities for U.S. federal income tax purposes, and the U.S. deduction for foreign taxes. These combined factors, and the magnitude of the permanent items impacting the tax rate relative to income from continuing operations before income taxes, result in rates that are not comparable between the periods.

Results of Operations by Reporting Segment
U.S. Liquids

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Revenues
Product sales	$492,084	$381,721	$877,114	$825,118
Pipeline transportation	21,236	21,602	42,357	41,941
Truck transportation	3,175	7,046	7,117	12,774
Storage fees	41,113	38,812	82,857	76,933
Facility service fees	13,391	12,701	31,140	23,732
Lease revenue	4,034	4,251	7,916	8,580
Total revenues	575,033	466,133	1,048,501	989,078
Less:
Costs of products sold	474,727	377,184	849,328	816,913
Operating expense	37,433	32,202	70,268	67,085
Unrealized gain (loss) on commodity derivatives, net	(4,903)	(4,409)	(9,721)	(6,635)
Plus:
Earnings from equity method investments	12,688	14,338	26,625	26,943
Adjustments to reflect equity earnings on an EBITDA basis	4,725	4,899	9,449	9,791
Segment profit	$85,189	$80,393	$174,700	$148,449

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Gross product sales	$1,811,375	$1,242,290	$3,315,980	$2,452,476
Nonmonetary transaction adjustment	(1,314,388)	(856,160)	(2,429,145)	(1,620,723)
Unrealized gain (loss) on commodity derivatives, net	(4,903)	(4,409)	(9,721)	(6,635)
Product sales	$492,084	$381,721	$877,114	$825,118
Three months ended June 30, 2019 versus three months ended June 30, 2018
Revenues

Product sales increased in the three months ended June 30, 2019, to $492.1 million from $381.7 million in the three months ended June 30, 2018.

Gross product revenues increased in the three months ended June 30, 2019, to $1.8 billion from $1.2 billion in the three months ended June 30, 2018. The increase was primarily due to an increase in the volume sold to 30 million barrels in the three months ended June 30, 2019, from 18 million barrels in the three months ended June 30, 2018, partially offset by a decrease in the average sales price to $60 per barrel in the three months ended June 30, 2019, from an average sales price of $67 per barrel in the three months ended June 30, 2018. Volumes increased as compared to prior year due to more location trades.
Gross product revenues were reduced by $1.3 billion and $0.9 billion in the three months ended June 30, 2019 and 2018, respectively, in accordance with Accounting Standards Codification (ASC) 845-10-15, "Nonmonetary Transactions," ("ASC 845-10-15"). ASC 845-10-15 requires that certain transactions -- those where inventory is purchased from a customer then resold to the same customer -- to be presented in the income statement on a net basis, resulting in a reduction of revenue and costs of products sold by the same amount.
Pipeline transportation revenues decreased slightly to $21.2 million in the three months ended June 30, 2019, from $21.6 million in the three months ended June 30, 2018, primarily due to lower transportation volumes.
Truck transportation revenues decreased to $3.2 million in the three months ended June 30, 2019, from $7.0 million in the three months ended June 30, 2018, due to lower transportation volumes and the refocusing of trucking to primarily support U.S. Liquids marketing operations.
Storage revenues increased slightly to $41.1 million in the three months ended June 30, 2019, from $38.8 million in the three months ended June 30, 2018, primarily due to new storage tanks at the Gulf Coast terminal.
Facility service fees increased to $13.4 million in the three months ended June 30, 2019, from $12.7 million in the three months ended June 30, 2018, primarily due to higher operating cost recoveries at our Gulf Coast terminal.
Lease revenue decreased slightly to $4.0 million in the three months ended June 30, 2019, from $4.3 million in the three months ended June 30, 2018.
Costs of Products Sold
Costs of products sold increased in the three months ended June 30, 2019 to $474.7 million from $377.2 million in the three months ended June 30, 2018. The costs of products sold reflect reductions of $1.3 billion and $0.9 billion in the three months ended June 30, 2019 and 2018, respectively, in accordance with ASC 845-10-15. There was an increase in the barrels sold, as described above, combined with a decrease in the average per barrel cost of crude oil to $60 in the three months ended June 30, 2019, from $67 in the three months ended June 30, 2018.
Operating Expense
Operating expense increased in the three months ended June 30, 2019, to $37.4 million from $32.2 million in the three months ended June 30, 2018, primarily due to higher property taxes, partially offset by lower employment costs and field expenses.
Unrealized Loss on Commodity Derivatives, net
Unrealized loss on commodity derivatives, net increased in the three months ended June 30, 2019, to a loss of $4.9 million from a loss of $4.4 million in the three months ended June 30, 2018. The increase in losses is due to open positions and changes in market prices in the respective periods.
Earnings from Equity Method Investments
Earnings from equity method investments decreased in the three months ended June 30, 2019, to $12.7 million from $14.3 million in the three months ended June 30, 2018, due to decreased earnings by White Cliffs primarily due to lower volumes as one crude line was taken out of service in May 2019 for NGL conversion with an estimated fourth quarter 2019 project in-service date.

Six months ended June 30, 2019 versus six months ended June 30, 2018
Revenues

Product sales increased in the six months ended June 30, 2019, to $877.1 million from $825.1 million in the six months ended June 30, 2018.
Gross product revenues increased in the six months ended June 30, 2019, to $3.3 billion from $2.5 billion in the six months ended June 30, 2018. The increase was primarily due to an increase in the volume sold to 58 million barrels in the six months ended June 30, 2019, from 38 million barrels in the six months ended June 30, 2018, partially offset by a decrease in the average sales price to $57 per barrel in the six months ended June 30, 2019, from an average sales price of $64 per barrel in the six months ended June 30, 2018. Volumes increased as compared to prior year due to more location trades.
Gross product revenues were reduced by $2.4 billion and $1.6 billion in the six months ended June 30, 2019 and 2018, respectively, in accordance with ASC 845-10-15.
Pipeline transportation revenues increased slightly to $42.4 million in the six months ended June 30, 2019, from $41.9 million in the six months ended June 30, 2018, primarily due to contractual increases in transportation fees.
Truck transportation revenues decreased to $7.1 million in the six months ended June 30, 2019, from $12.8 million in the six months ended June 30, 2018, due to lower transportation volumes and the refocusing of trucking to primarily support U.S. Liquids marketing operations.
Storage revenues increased to $82.9 million in the six months ended June 30, 2019, from $76.9 million in the six months ended June 30, 2018, primarily due to new storage tanks at the Gulf Coast terminal.
Facility service fees increased to $31.1 million in the six months ended June 30, 2019, from $23.7 million in the six months ended June 30, 2018, primarily due to higher operating cost recoveries at our Gulf Coast terminal.
Lease revenue decreased to $7.9 million in the six months ended June 30, 2019, from $8.6 million in the six months ended June 30, 2018.
Costs of Products Sold
Costs of products sold increased in the six months ended June 30, 2019 to $849.3 million from $816.9 million in the six months ended June 30, 2018. The costs of products sold reflect reductions of $2.4 billion and $1.6 billion in the six months ended June 30, 2019 and 2018, respectively, in accordance with ASC 845-10-15. There was an increase in the barrels sold, as described above, combined with a decrease in the average per barrel cost of crude oil to $57 in the six months ended June 30, 2019, from $65 in the six months ended June 30 2018.
Operating Expense
Operating expense increased in the six months ended June 30, 2019, to $70.3 million from $67.1 million in the six months ended June 30, 2018, primarily due to higher property taxes, partially offset by lower employment costs and field expenses.
Unrealized Loss on Commodity Derivatives, net
Unrealized loss on commodity derivatives, net increased in the six months ended June 30, 2019, to a loss of $9.7 million from a loss of $6.6 million in the six months ended June 30, 2018. The increase in losses is due to open positions and changes in market prices in the respective periods.
Earnings from Equity Method Investments
Earnings from equity method investments decreased slightly in the six months ended June 30, 2019, to $26.6 million from $26.9 million in the six months ended June 30, 2018 due to decreased earnings by White Cliffs primarily due to lower volumes as one crude line was taken out of service in May 2019 for NGL conversion with an estimated fourth quarter 2019 project in-service date.

U.S. Gas

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Revenues
Product sales	$28,901	$44,775	$68,393	$84,484
Service fees	12,149	17,598	25,816	33,785
Other revenues	16	—	83	—
Total revenues	41,066	62,373	94,292	118,269
Less:
Costs of products sold	22,823	38,006	55,486	71,929
Operating expense	7,203	8,930	15,601	16,626
Segment profit	$11,040	$15,437	$23,205	$29,714
Three months ended June 30, 2019 versus three months ended June 30, 2018
Revenues
Product sales decreased in the three months ended June 30, 2019, to $28.9 million from $44.8 million in the three months ended June 30, 2018. The decrease is primarily due to lower volumes (29,087 MMcf in the three months ended June 30, 2019, compared to 34,103 MMcf for the same period in 2018), a lower average NGL basket price of $0.59/gallon in the three months ended June 30, 2019, versus $1.00/gallon for the same period in 2018 and a lower average natural gas NYMEX price of $2.64/MMbtu in the three months ended June 30, 2019, versus $2.80/MMbtu for the same period in 2018. Volume decreased due to reduced Mississippi Lime drilling, coupled with natural well production declines, partially offset by increased Stack production.
Gathering and processing fee revenues decreased in the three months ended June 30, 2019, to $12.1 million from $17.6 million in the three months ended June 30, 2018. Fee revenue decreased primarily due to lower volumes.
Costs of Products Sold
Costs of products sold decreased in the three months ended June 30, 2019 to $22.8 million from $38.0 million in the three months ended June 30, 2018. The decrease was primarily due to lower NGL prices, lower natural gas prices, and lower Mississippi Lime volumes.
Operating Expense
Operating expense decreased in the three months ended June 30, 2019, to $7.2 million from $8.9 million in the three months ended June 30, 2018. This decrease was primarily due to lower outside services and lower leased compression.

Six months ended June 30, 2019 versus six months ended June 30, 2018
Revenues
Product sales decreased in the six months ended June 30, 2019, to $68.4 million from $84.5 million in the six months ended June 30, 2018. The decrease is primarily due to lower volumes (56,978 MMcf in the six months ended June 30, 2019, compared to 62,263 MMcf for the same period in 2018) and a lower average NGL basket price of $0.63/gallon in the six months ended June 30, 2019, versus $0.92/gallon for the same period in 2018. The average natural gas NYMEX price remained flat at $2.90/MMbtu in the six months ended June 30, 2019 compared with the same period in 2018. Volume decreased due to reduced Mississippi Lime drilling, coupled with natural well production declines.
Gathering and processing fee revenues decreased in the six months ended June 30, 2019, to $25.8 million from $33.8 million in the six months ended June 30, 2018. Fee revenue decreased primarily due to lower volumes.
Costs of Products Sold
Costs of products sold decreased in the six months ended June 30, 2019 to $55.5 million from $71.9 million in the six months ended June 30, 2018. The decrease was primarily due to lower NGL prices and lower volumes.

Operating Expense
Operating expense decreased in the six months ended June 30, 2019, to $15.6 million from $16.6 million in the six months ended June 30, 2018. This decrease was primarily due to lower leased compression.

Canada

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Revenues
Service fees	$42,139	$50,402	$73,615	$80,944
Other revenues	20,685	19,229	34,036	33,832
Total revenues	62,824	69,631	107,651	114,776
Less:
Costs of products sold	13	107	410	209
Operating expense	33,142	48,076	54,879	71,006
Segment profit	$29,669	$21,448	$52,362	$43,561
Three months ended June 30, 2019 versus three months ended June 30, 2018
Revenues
Revenues decreased in the three months ended June 30, 2019, to $62.8 million from $69.6 million in the three months ended June 30, 2018. This decrease is primarily due to lower operating cost recoveries, changes in foreign currency exchange rates between periods and lower overhead recovery income of $16.6 million, $2.4 million, and $2.3 million, respectively. These decreases were offset, in part, by higher gathering and processing revenue of $11.9 million and the absence of a 2018 planned outage at the KA plant, which decreased prior year gathering and processing revenue by $2.3 million.
Operating Expense
Operating expense decreased in the three months ended June 30, 2019, to $33.1 million from $48.1 million in the three months ended June 30, 2018. This decrease is primarily due to turnaround costs in 2018 related to the KA plant outage, lower greenhouse gas credit purchases and changes in foreign currency exchange rates between periods of $24.4 million, $2.6 million and $1.3 million, respectively. These decreases were offset, in part, by higher contractor costs, higher material costs and higher labor costs of $10.3 million, $1.5 million and $0.8 million, respectively.
Six months ended June 30, 2019 versus six months ended June 30, 2018
Revenues
Revenues decreased in the six months ended June 30, 2019, to $107.7 million from $114.8 million in the six months ended June 30, 2018. This decrease is primarily due to lower operating cost recoveries, changes in foreign currency exchange rates between periods and lower overhead recovery income of $19.0 million, $4.6 million, and $2.5 million, respectively. These decreases were offset, in part, by higher gathering and processing revenue of $16.4 million and the absence of a 2018 planned outage at the KA plant, which decreased prior year gathering and processing revenue by $2.3 million.
Operating Expense
Operating expense decreased in the six months ended June 30, 2019, to $54.9 million from $71.0 million in the six months ended June 30, 2018. This decrease is primarily due to turnaround costs in 2018 related to the KA plant outage, lower greenhouse gas credit purchases and changes in foreign currency exchange rates between periods of $27.2 million, $2.5 million and $2.3 million, respectively. These decreases were offset, in part, by higher contractor costs, higher power costs, and higher material costs of $10.0 million, $3.4 million and $2.1 million, respectively.

Corporate and Other

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Revenues	$(3,983)	$(2,343)	$(8,272)	$35,280
Less:
Costs of products sold	(3,983)	(3,207)	(8,272)	19,169
Operating expense	219	1,036	456	5,320
Plus:
Earnings from equity method investments	7	13	21	22
Adjustments to reflect NGL Energy equity earnings on a cash basis	(7)	(13)	(21)	(22)
Segment profit	$(219)	$(172)	$(456)	$10,791

Corporate and Other is not an operating segment. This table is included to permit the reconciliation of segment information to that of the consolidated Company. Earnings from equity method investments in the table above relates to our investments in NGL Energy.
Three months ended June 30, 2019 versus three months ended June 30, 2018
The decreases in revenues, costs of products sold and operating expense are due to the disposal of our U.K. operations in 2018.
Six months ended June 30, 2019 versus six months ended June 30, 2018
The decreases in revenues, costs of products sold and operating expense are due to the disposal of our U.K. operations and Mexican asphalt business in 2018.

Liquidity and Capital Resources
Sources and Uses of Cash
Our principal sources of short-term liquidity are cash generated from our operations and borrowings under our revolving credit facilities. The consolidated cash balance on June 30, 2019, was $252.9 million. Of this amount, $6.1 million was held in Canada and portions may be subject to tax if transferred to the U.S. Potential sources of long-term liquidity include issuances of debt securities and equity securities and the sale of assets. Our primary cash requirements currently are operating expenses, capital expenditures, debt payments and our quarterly dividends. In general, we expect to fund:

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
Cash Flows
The following table summarizes our changes in cash for the periods presented:

	Six Months Ended June 30,
(in thousands)	2019	2018
Statement of cash flow data:
Cash flows provided by (used in):
Operating activities	$29,886	$96,446
Investing activities	(681,025)	(78,222)
Financing activities	814,011	(55,345)
Subtotal	162,872	(37,121)
Effect of exchange rate on cash and cash equivalents	3,400	(1,254)
Change in cash and cash equivalents	166,272	(38,375)
Cash and cash equivalents at beginning of period	86,655	93,699
Cash and cash equivalents at end of period	$252,927	$55,324
Operating Activities
The components of operating cash flows can be summarized as follows:

	Six Months Ended June 30,
(in thousands)	2019	2018
Net loss	$(16,212)	$(35,761)
Non-cash expenses, net	122,041	120,708
Changes in operating assets and liabilities	(75,943)	11,499
Net cash flows provided by operating activities	$29,886	$96,446
Adjustments to net loss for non-cash expenses, net increased $1.3 million to $122.0 million for the six months ended June 30, 2019, from $120.7 million for the six months ended June 30, 2018. This change is primarily a result of:

•
$20.8 million in depreciation and amortization expense, primarily as a result of additional assets placed in service by our Gulf Coast terminal and Canadian business and increased amortization of intangibles related to our HFOTCO acquisition and the acquisition of Meritage Midstream ULC;

•	$9.2 million due to current year impairments recorded on certain U.S. Gas assets as compared with a prior year gain on the disposal of our Mexican asphalt business; and

•	$1.1 million due to an increase in amortization of debt issuance costs.
These increases to the adjustments to net loss for non-cash expenses, net were offset by decreases due to:

•
$23.1 million decrease in deferred income tax expense (benefit) primarily related to Canadian gain currently recognized on intercompany note settlement which was deferred at CCAA emergence and a statutory rate reduction in Alberta, Canada; and

•
$6.9 million lower currency exchange losses in the current year primarily due to foreign currency forwards to purchase Canadian dollars to limit exposure to foreign currency rate fluctuations for capital contributions to our Canadian operations.

All other adjustments to net loss for non-cash expenses, net for the six months ended June 30, 2019, remained relatively comparable to the six months ended June 30, 2018.

Changes in operating assets and liabilities for the six months ended June 30, 2019, generated a net decrease in operating cash flows of $75.9 million. The decrease to operating cash flows due to the changes in operating assets and liabilities was primarily a result of an increase in accounts receivable, inventories and other current assets of $100.4 million, $12.5 million and $7.0 million, respectively. Liabilities increased $35.5 million and $8.8 million in accounts payable and accrued liabilities and other noncurrent liabilities, respectively. Changes in receivables, inventory, payables and accrued liabilities are primarily due to our segments’ operating activities and are subject to the timing of purchases and sales and fluctuations in commodity pricing.
Changes in operating assets and liabilities for the six months ended June 30, 2018, generated a net increase in operating cash flows of $11.5 million. The increase to operating cash flow due to the changes in operating assets and liabilities was primarily a result of a decrease in assets related to accounts receivable and inventories of $99.9 million and $40.1 million, respectively, offset by an increase in other current assets and other assets of $7.3 million and $3.7 million, respectively. Liabilities decreased $111.7 million in accounts payable and accrued liabilities and $6.1 million in payables to affiliates. Changes in receivables, inventory, payables and accrued liabilities are primarily due to our segments’ operating activities and are subject to the timing of purchases and sales and fluctuations in commodity pricing.
Investing Activities
For the six months ended June 30, 2019, we had net cash outflows of $681.0 million from investing activities, due primarily to $184.3 million in capital expenditures, $488.3 million of payments to acquire businesses, and $20.0 million of contributions to equity method investments. These cash outflows were offset by investing cash inflows of $1.7 million of proceeds from the sale of assets and $9.9 million of distributions in excess of equity in earnings of affiliates. Capital expenditures primarily related to expansion projects at our Canada and U.S. Liquids segments. Acquisitions costs primarily related to the Meritage acquisition by our Canada segment. Distributions in excess of equity in earnings of affiliates represent cash distributions from White Cliffs in excess of our cumulative equity in earnings and are accounted for as a return of investment.
For the six months ended June 30, 2018, we had net cash outflows of $78.2 million from investing activities, due primarily to $234.3 of capital expenditures and $2.5 million of contributions to equity method investments. These cash outflows were offset by investing cash inflows of $146.7 million in proceeds from the sale of our Mexican asphalt and U.K. storage businesses and $11.6 million of distributions in excess of equity in earnings of affiliates. Capital expenditures primarily related to expansion projects at our Canada and U.S. Liquids segments. Distributions in excess of equity in earnings of affiliates represent cash distributions from White Cliffs in excess of our cumulative equity in earnings and are accounted for as a return of investment.
Financing Activities
For the six months ended June 30, 2019, we had net cash inflows of $814.0 million from financing activities, which related to borrowings on credit facilities of $556.0 million, proceeds from the issuance of subsidiary common stock of $448.4 million, proceeds from the issuance of subsidiary preferred stock, net of offering costs, of $223.3 million and contributions from noncontrolling interests of $70.5 million, offset by principal payments on credit facilities and other obligations of $322.6 million, dividends paid of $75.7 million, $72.4 million of distributions to noncontrolling interests and debt issuance costs of $13.2 million. Issuances of subsidiary common and preferred stock and contributions from noncontrolling interests related to SemCAMS Midstream. Distributions to noncontrolling interests related to distributions to noncontrolling interest holders of SemCAMS Midstream and Maurepas Pipeline.
For the six months ended June 30, 2018, we had net cash outflows of $55.3 million from financing activities, which related to principal payments on credit facilities and other obligations of $1,315.8 million, dividends paid of $74.4 million, and debt issuance costs of $4.5 million, offset by borrowings on credit facilities of $997.5 million and proceeds from the issuance of preferred stock, net of offering costs, of $342.3 million. Principal payments on credit facilities and other obligations include the final payment related to the HFOTCO acquisition of $579.6 million and activity related to the amendment and restatement of HFOTCO’s credit agreement.
Long-term Debt
Senior Unsecured Notes
At June 30, 2019, we had outstanding $400 million of 5.625% senior unsecured notes due 2022, $350 million of 5.625% senior unsecured notes due 2023, $325 million of 6.375% senior unsecured notes due 2025 and $300 million of 7.25% senior unsecured notes due 2026 (collectively, the “Notes”). The Notes are governed by indentures, as supplemented, between the Company and its subsidiary guarantors and Wilmington Trust, N.A., as trustee (the “Indentures”). The Indentures include customary covenants and events of default.
At June 30, 2019, we were in compliance with the terms of the Indentures.

SemGroup Revolving Credit Facility
At June 30, 2019, we had no cash borrowings outstanding under our $1.0 billion senior secured revolving credit facility. We had $27.3 million in outstanding letters of credit on that date. The maximum letter of credit capacity under this facility is $250 million. The facility can be increased up to $300 million. The credit agreement expires on March 15, 2021.
At June 30, 2019, we had available borrowing capacity of $972.7 million under this facility.
HFOTCO long-term debt
At June 30, 2019, HFOTCO had $594.0 million outstanding under its Term Loan B and $225.0 million outstanding of tax exempt notes payable due 2050. The term loan is due in quarterly installments of $1.5 million with a final payment due on June 26, 2025. In addition, HFOTCO may incur additional term loans in an aggregate amount not to exceed the greater of $120 million and a measure of HFOTCO’s EBITDA, defined in the credit agreement, at the time of determination, plus additional amounts subject to satisfaction of certain leverage-based criteria, subject to receiving commitments for such additional term loans from either new lenders or increased commitments from existing lenders.
SemCAMS Midstream Credit Agreement
At June 30, 2019, SemCAMS Midstream has a Credit Agreement (the “Credit Agreement”), together with The Toronto-Dominion Bank, as administrative agent, providing for a C$350 million senior secured term loan facility, a C$525 million senior secured revolving credit facility and a C$300 million senior secured construction loan facility (the “KAPS Facility”). The term loan facility and the revolving credit facility mature on February 25, 2024. The KAPS Facility matures on June 13, 2024. SemCAMS Midstream may incur additional term loans and revolving commitments in an aggregate amount not to exceed C$250 million, subject to receiving commitments for such additional term loans or revolving commitments from either new lenders or increased commitments from existing lenders.
As of June 30, 2019, there was USD equivalent $267.3 million outstanding on the term loan and USD equivalent $94.7 million outstanding on the revolver. We had USD equivalent $22.9 million in outstanding letters of credit on that date.
Shelf Registration Statement
In July 2019, we filed a universal shelf registration statement which provides us the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and our capital needs. This shelf registration statement expires in July 2022.
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

Projected capital expenditures for 2019 are estimated at $262 million in expansion projects, including capital contributions to affiliates for funding growth projects and acquisitions, and $45 million in maintenance projects. These estimates may change as future events unfold. See “Cautionary Note Regarding Forward-Looking Statements.” During the six months ended June 30, 2019, we spent $184.3 million (cash basis) on capital projects and $20.0 million in capital contributions to equity method investees.
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
Common Stock Dividends
The table below shows common dividends declared and/or paid by SemGroup on its common stock during 2018 and 2019.

Quarter Ended	Record Date	Payment Date	Dividend Per Share
March 31, 2018	March 9, 2018	March 19, 2018	$0.4725
June 30, 2018	May 16, 2018	May 25, 2018	$0.4725
September 30, 2018	August 20, 2018	August 29, 2018	$0.4725
December 31, 2018	November 16, 2018	November 26, 2018	$0.4725

March 31, 2019	March 4, 2019	March 14, 2019	$0.4725
June 30, 2019	May 10, 2019	May 20, 2019	$0.4725
September 30, 2019	August 15, 2019	August 26, 2019	$0.4725
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
The table below shows dividends declared and/or paid by SemGroup on its preferred stock during 2018 and 2019.

Quarter Ended	Declaration Date	Payment date	Total Cash Dividends Paid	Total Paid-in-Kind Dividends
*March 31, 2018	May 1, 2018	May 25, 2018	-	$4.8 million
June 30, 2018	August 7, 2018	August 29, 2018	-	$6.2 million
September 30, 2018	October 31, 2018	November 26, 2018	-	$6.3 million
December 31, 2018	February 20, 2019	March 14, 2019	-	$6.4 million

March 31, 2019	April 30, 2019	May 20, 2019	-	$6.5 million
June 30, 2019	August 5, 2019	August 26, 2019	-	$6.7 million
*Prorated from January 19, 2018 to March 31, 2018
Subsidiary Redeemable Preferred Stock Dividends
In conjunction with the formation of our SemCAMS Midstream joint venture, SemCAMS Midstream issued 300,000 shares of cumulative preferred stock with a C$1,000 (US$764 at June 30, 2019 exchange rate) notional value which pay annual dividends of C$87.50 per share. The preferred stock is redeemable at SemCAMS Midstream’s option subsequent to the third anniversary of issuance at a redemption price of C$1,100 (US$840 at June 30, 2019 exchange rate) per share. The preferred stock is redeemable by the holder contingent upon a change of control or liquidation of SemCAMS Midstream. The preferred stock is convertible to SemCAMS Midstream common shares in the event of an initial public offering by SemCAMS Midstream.
SemCAMS elected to pay in-kind dividends for the first quarter of 2019 in the amount of C$2.5 million (US$1.9 million at the March 31, 2019 exchange rate), which is prorated for the period from February 25, 2019 to March 31, 2019.
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

Customer Concentration
Shell Trading (US) Company and Phillips 66, customers primarily of our U.S. Liquids segment, accounted for more than 10% of our consolidated revenue for the three months ended June 30, 2019, at approximately 33%. Shell Trading (US) Company and Phillips 66, customers primarily of our U.S. Liquids segment, accounted for more than 10% of our consolidated revenue for the six months ended June 30, 2019, at approximately 33%. The contracts from which our revenues are derived from this customer relate to our crude marketing operations and are for crude oil purchases and sales at market prices. We are not substantially dependent on such contracts and believe that if we were to lose any or all of these contracts, they could be readily replaced under substantially similar terms.
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
Commodity Price Risk
The table below outlines the range of NYMEX prompt month daily settle prices for crude oil and natural gas futures, and the range of daily propane spot prices provided by an independent, third-party broker for the three months and six months ended June 30, 2019 and June 30, 2018, and the year ended December 31, 2018.

	Light Sweet Crude Oil Futures (Barrel)	Mont Belvieu (Non-LDH) Spot Propane (Gallon)	Henry Hub Natural Gas Futures (MMBtu)
Three Months Ended June 30, 2018
High	$74.15	$0.97	$3.02
Low	$62.06	$0.75	$2.66
High/Low Differential	$12.09	$0.22	$0.36

Three Months Ended June 30, 2019
High	$66.30	$0.67	$2.71
Low	$51.14	$0.40	$2.19
High/Low Differential	$15.16	$0.27	$0.52

Six Months Ended June 30, 2018
High	$74.15	$1.02	$3.63
Low	$59.19	$0.73	$2.55
High/Low Differential	$14.96	$0.29	$1.08

Six Months Ended June 30, 2019
High	$66.30	$0.71	$3.59
Low	$46.54	$0.40	$2.19
High/Low Differential	$19.76	$0.31	$1.40

Year Ended December 31, 2018
High	$76.41	$1.10	$4.84
Low	$42.53	$0.61	$2.55
High/Low Differential	$33.88	$0.49	$2.29
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
However, the U.S. Gas segment has exposure to commodity price risk because of the nature of certain contracts for which our fee is based on a percentage of proceeds or index related to the prices of natural gas, natural gas liquids and condensate. Given current volumes, liquid recoveries and contract terms, we estimate the following sensitivities over the next twelve months:

•	A 10% increase in the price of natural gas and natural gas liquids results in approximately a $3.2 million increase to gross margin.

•	A 10% decrease in those prices would have the opposite effect.
The above sensitivities may be impacted by changes in contract mix, change in production or other factors which are outside of our control.
Additionally, based on our open derivative contracts at June 30, 2019, an increase in the applicable market price or prices for each derivative contract would result in a decrease in our crude oil sales revenues. Likewise, a decrease in the applicable market price or prices for each derivative contract would result in an increase in our crude oil sales revenues. However, the increases or decreases in crude oil sales revenues we recognize from our open derivative contracts are substantially offset by higher or lower crude oil sales revenues when the physical sale of the product occurs. These contracts may be for the purchase or sale of crude oil or in markets different from the physical markets in which we are attempting to hedge our exposure, or may have timing differences relative to the physical markets. As a result of these factors, our hedges may not eliminate all price risks.
The notional volumes and fair value of our commodity derivatives open positions as well as the change in fair value that would be expected from a 10% market price increase or decrease is shown in the table below (in thousands):

	Notional Volume (Barrels)	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease	Settlement Date
Crude oil:
Futures contracts	994 (short)	$(6,036)	$(5,812)	$5,812	August 2019
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
Interest Rate Risk
We use variable rate debt and are exposed to market risk due to the floating interest rates on our credit facilities. Therefore, from time-to-time we may use interest rate derivatives to manage interest obligations on specific debt issuances. Our variable rate debt bears interest at LIBOR or prime, subject to certain floors, plus the applicable margin. At June 30, 2019, an increase in these base rates of 1%, above the base rate floors, would increase our interest expense by $2.9 million for the three months ended June 30, 2019. Increases in interest expense due to an increase in interest rates as presented above, would have been partially offset by a reduction of $1.0 million in interest expense from interest rate swaps, discussed below, for the three months ended June 30, 2019. At June 30, 2019, an increase in these base rates of 1%, above the base rate floors, would increase our interest expense by $5.9 million for the six months ended June 30, 2019. Increases in interest expense due to an increase in interest rates as presented above, would have been partially offset by a reduction of $2.2 million in interest expense from interest rate swaps, discussed below, for the six months ended June 30, 2019.

The average interest rates presented below are based upon rates in effect at June 30, 2019 and December 31, 2018. The carrying value of the variable rate instruments in our credit facilities approximate fair value primarily because our rates fluctuate with prevailing market rates.
The following table summarizes our debt obligations:

Liabilities	June 30, 2019	December 31, 2018
Long-term debt - variable rate	$1.17 billion	$935.5 million
Average variable interest rate	4.67%	4.93%
Short-term debt - variable rate	$12.7 million	$6.0 million
Average variable interest rate	4.82%	5.28%
Long-term debt - fixed rate	$1.375 billion	$1.375 billion
Average fixed interest rate	6.16%	6.16%
We have interest rate swaps which allow us to limit exposure to interest rate fluctuations. The swaps only apply to a portion of our outstanding debt and provide only partial mitigation of interest rate fluctuations. We have not designated the swaps as hedges, as such, changes in the fair value of the swaps are recorded through current period earnings as a component of interest expense. At June 30, 2019 and December 31, 2018, we had interest rate swaps with notional values of $422.0 million and $524.3 million, respectively. At June 30, 2019, the fair value of our interest rate swaps was $3.7 million which was reported within “other current liabilities” and “other noncurrent liabilities” in our condensed consolidated balance sheet. At December 31, 2018, the fair value of our interest rate swaps was $1.5 million which was reported within “other current liabilities” and “other noncurrent liabilities” in our condensed consolidated balance sheet. For the three months ended June 30, 2019 and 2018, we recognized realized and unrealized losses of $(1.5) million and $(0.1) million related to interest rate swaps, respectively. For the six months ended June 30, 2019 and 2018, we recognized realized and unrealized losses of $(2.2) million and realized and unrealized gains of $1.2 million related to interest rate swaps, respectively.
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
A 10% change in the average exchange rate during the three months and six months ended June 30, 2019, would change operating income by $2.4 million and $4.2 million, respectively.
We have foreign currency forwards primarily to purchase Canadian dollars to limit exposure to foreign currency rate fluctuations for capital contributions to our Canada segment. We have not designated the forwards as hedges, as such changes in the fair value of the forwards are recorded through current period earnings as a component of foreign currency translation gains and losses. At June 30, 2019 and December 31, 2018, we had foreign currency forwards with notional values of $6.0 million and $56.1 million, respectively. At June 30, 2019 and December 31, 2018, the fair value of our foreign currency forwards was $0.2 million and $3.0 million, respectively, which is reported within "other current liabilities" in our condensed consolidated balance sheet. For the three months ended June 30, 2019 and 2018, we recognized realized and unrealized gains of $1.0 million and realized and unrealized losses of $(2.1) million related to foreign currency forwards, respectively. For the six months ended June 30, 2019 and 2018, we recognized realized and unrealized gains of $1.3 million and realized and unrealized losses of $(6.5) million related to foreign currency forwards, respectively.
Based on the exchange rates at June 30, 2019, a 1% increase in the USD/CAD foreign exchange rate would lead to a $0.1 million gain, while a 1% decrease in the USD/CAD foreign exchange rate would have the opposite effect.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act), are effective as of June 30, 2019. This conclusion is based on an evaluation conducted under the supervision and participation of our Chief Executive Officer and Chief Financial Officer along with our management. Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange
Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

On February 25, 2019, we closed on the acquisition of Meritage Midstream ULC. We are in the process of assessing and, to the extent necessary, making changes to the internal control over financial reporting at Meritage Midstream ULC to conform such internal control to that used in our other businesses. Based on the information presently available to management, we do not believe such changes will adversely impact our internal control over financial reporting. Subject to the foregoing, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2019, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For information regarding legal proceedings, see the discussion under the captions “QPSE,” “Environmental” and “Other matters,” in Note 8 of our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated by reference into this Item 1.

Item 1A.	Risk Factors
There have been no material changes to the risk factors involving us from those previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases of our common stock by us during the quarter ended June 30, 2019:

	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2019 - April 30, 2019	2,420	$14.79	—	—
May 1, 2019 - May 31, 2019	—	—	—	—
June 1, 2019 - June 30, 2019	—	—	—	—
Total	2,420	$14.79	—	—

(1)	Represents shares of common stock withheld from certain of our employees for payment of taxes associated with the vesting of restricted stock awards.
(2)	The price paid per common share represents the closing price as posted on the New York Stock Exchange on the day that the shares were purchased.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
Not applicable

Item 5.	Other Information
None

Item 6.	Exhibits
The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
4.1
First Supplemental Indenture to Amended and Restated Bond Indenture, dated as of July 26, 2019, between Harris County Industrial Development Corporation, and The Bank of New York Mellon Trust Company, National Association, as trustee, relating to $75 million Series 2010 Marine Terminal Revenue Bonds.

4.2
First Supplemental Indenture to Amended and Restated Bond Indenture, dated as of July 26, 2019, between Harris County Industrial Development Corporation, and The Bank of New York Mellon Trust Company, National Association, as Trustee, relating to $50 million Series 2011 Marine Terminal Revenue Bonds.

4.3
First Supplemental Indenture to Amended and Restated Bond Indenture, dated as of July 26, 2019, between Harris County Industrial Development Corporation, and The Bank of New York Mellon Trust Company, National Association, as Trustee, relating to $100 million Series 2012 Marine Terminal Revenue Bonds.

4.4
Amendment No. 3 to Continuing Covenant Agreement, dated as of July 26, 2019, between HFOTCO LLC, as obligor, Buffalo Gulf Coast Terminals, LLC, as the parent, Bank of America, N.A., as administrative agent and collateral agent, and the bondholders party thereto.

10.1
Amended and Restated Credit Agreement, dated as of June 13, 2019, among SemCAMS Midstream ULC, as the borrower, the lenders party thereto and The Toronto-Dominion Bank, as administrative agent and collateral agent (filed as Exhibit 10.1 to our current report on Form 8-K dated June 13, 2019, filed June 19, 2019, and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Carlin G. Conner, Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert N. Fitzgerald, Chief Financial Officer.
32.1	Section 1350 Certification of Carlin G. Conner, Chief Executive Officer.
32.2	Section 1350 Certification of Robert N. Fitzgerald, Chief Financial Officer.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2019	SEMGROUP CORPORATION

	By:	/s/ Robert N. Fitzgerald
Robert N. Fitzgerald
Executive Vice President and
Chief Financial Officer