Form 10-Q
period 2019-09-30
SemGroup Corp
filed 2019-11-07
CIK 1489136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A common stock	SEMG	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class		Outstanding at October 31, 2019
Class A	Common stock, $0.01 par	79,606,089	Shares
Class B	Common stock, $0.01 par	—	Shares

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
All statements, other than statements of historical fact, included in this Form 10-Q regarding the prospects of our industry, our anticipated financial performance, management’s plans and objectives for future operations, planned capital expenditures, business prospects, outcome of regulatory proceedings, market conditions, the expected merger of SemGroup with and into Merger Sub LLC, a wholly owned subsidiary of Energy Transfer LP (“Merger Sub”) pursuant to the Agreement and Plan of Merger between us and Energy Transfer and Merger Sub, dated September 15, 2019 (the “Merger”), and other matters, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negative of these terms or variations of them or similar terms. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks, and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those discussed in Item 1A of this Form 10-Q, entitled “Risk Factors”, those discussed in Item 1A of our most recent Annual Report on Form 10-K, entitled “Risk Factors,” risk factors discussed in other reports and documents that we file with the Securities and Exchange Commission (the “SEC”) and the following:

•	Our ability to consummate the Merger in the expected time frame or at all, including due to the inability to obtain all approvals necessary or the failure of other closing conditions;

•	Our ability to generate sufficient cash flow from operations to enable us to pay our debt obligations and our current and expected dividends or to fund our other liquidity needs;

•	Any sustained reduction in demand for, or supply of, the petroleum products we gather, transport, process, market and store;

•	The effect of our debt level on our future financial and operating flexibility, including our ability to obtain additional capital on terms that are favorable to us;

•	Our ability to access the debt and equity markets, which will depend on general market conditions and the credit ratings for our debt obligations and equity;

•	The loss of, or a material nonpayment or nonperformance by, any of our key customers;

•	The amount of cash distributions, capital requirements and performance of our investments and joint ventures;

•	The consequences of any divestitures of non-strategic operating assets or divestitures of interests in some of our operating assets through partnerships and/or joint ventures;

•	The amount of collateral required to be posted from time to time in our purchase, sale or derivative transactions;

•	The impact of operational and developmental hazards and unforeseen interruptions;

•	Our ability to obtain new sources of supply of petroleum products;

•	Competition from other midstream energy companies;

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
SEMGROUP CORPORATION
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par value)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$214,007	$86,655
Accounts receivable (net of allowance of $2,461 and $2,244, respectively)	570,006	562,214
Receivable from affiliates	281	295
Inventories	66,883	49,397
Other current assets	26,403	17,264
Total current assets	877,580	715,825
Property, plant and equipment (net of accumulated depreciation of $721,958 and $607,903, respectively)	3,927,645	3,457,326
Equity method investments	283,638	274,009
Goodwill	338,856	257,302
Other intangible assets (net of accumulated amortization of $125,127 and $90,014, respectively)	444,229	365,038
Other noncurrent assets	151,017	140,807
Right of use assets, net	89,665	—
Total assets	$6,112,630	$5,210,307
LIABILITIES, PREFERRED STOCK AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$502,736	$494,792
Payable to affiliates	870	3,715
Accrued liabilities	113,693	115,095
Deferred revenue	3,292	11,060
Other current liabilities	12,826	6,495
Current portion of long-term debt	15,912	6,000
Total current liabilities	649,329	637,157
Long-term debt	2,477,326	2,278,834
Deferred income taxes	132,980	55,789
Other noncurrent liabilities	141,632	38,548
Commitments and contingencies (Note 8)
Redeemable preferred stock, $0.01 par value, $386,988 liquidation preference (authorized - 4,000 shares; issued - 350 shares)	379,285	359,658
Subsidiary redeemable preferred stock	258,376	—
SemGroup owners’ equity:
Common stock, $0.01 par value (authorized - 190,000 shares; issued - 79,856 and 79,270 shares, respectively)	790	786
Additional paid-in capital	1,409,772	1,615,969
Treasury stock, at cost (277 and 126 shares, respectively)	(1,441)	(705)
Accumulated deficit	(107,859)	(73,971)
Accumulated other comprehensive loss	(53,403)	(51,247)
Total SemGroup owners’ equity	1,247,859	1,490,832
Noncontrolling interests in consolidated subsidiaries	825,843	349,489
Total owners' equity	2,073,702	1,840,321
Total liabilities, preferred stock and owners’ equity	$6,112,630	$5,210,307
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Product	$399,679	$487,693	$1,336,914	$1,421,751
Service	98,965	86,122	278,974	282,368
Storage	41,144	41,914	124,001	126,601
Lease	3,873	3,937	11,789	12,517
Other	18,749	14,330	52,904	48,162
Total revenues	562,410	633,996	1,804,582	1,891,399
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	377,174	468,871	1,274,126	1,377,092
Operating	73,619	64,835	214,823	224,871
General and administrative	29,662	21,904	84,729	71,267
Depreciation and amortization	61,489	53,598	184,536	155,889
Loss (gain) on disposal or impairment, net	(373)	(383)	7,119	(2,125)
Total expenses	541,571	608,825	1,765,333	1,826,994
Earnings from equity method investments	9,065	14,528	35,711	41,493
Operating income	29,904	39,699	74,960	105,898
Other expenses (income), net:
Interest expense	39,663	35,318	115,225	113,683
Foreign currency transaction loss (gain)	801	(983)	(476)	4,625
Other income, net	(1,075)	(400)	(3,401)	(1,883)
Total other expenses, net	39,389	33,935	111,348	116,425
Income (loss) before income taxes	(9,485)	5,764	(36,388)	(10,527)
Income tax expense (benefit)	(4,019)	(2,697)	(14,710)	16,773
Net income (loss)	(5,466)	8,461	(21,678)	(27,300)
Less: net income attributable to noncontrolling interest	7,042	—	23,256	—
Net income (loss) attributable to SemGroup	(12,508)	8,461	(44,934)	(27,300)
Less: cumulative preferred stock dividends	6,773	6,317	19,971	17,360
Less: cumulative subsidiary preferred stock dividends	2,604	—	6,288	—
Less: accretion of subsidiary preferred stock to redemption value	255	—	14,241	—
Net income (loss) attributable to common shareholders	$(22,140)	$2,144	$(85,434)	$(44,660)
Net income (loss)	$(5,466)	$8,461	$(21,678)	$(27,300)
Other comprehensive income (loss), net of income taxes	(6,317)	3,352	6,837	27,703
Comprehensive income (loss)	(11,783)	11,813	(14,841)	403
Less: net income attributable to noncontrolling interests	7,042	—	23,256	—
Less: other comprehensive income (loss) attributable to noncontrolling interests	(4,605)	—	8,993	—
Comprehensive income (loss) attributable to SemGroup	$(14,220)	$11,813	$(47,090)	$403
Net income (loss) per common share (Note 15):
Basic	$(0.28)	$0.03	$(1.09)	$(0.57)
Diluted	$(0.28)	$0.03	$(1.09)	$(0.57)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Unaudited Condensed Consolidated Statements of Changes in Owners’ Equity
(Dollars in thousands)

	Three Months Ended September 30, 2019
	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Owners’ Equity
June 30, 2019	$790	$1,453,679	$(1,421)	$(95,351)	$(51,691)	$811,340	$2,117,346
Net income (loss)	—	—	—	(12,508)	—	7,042	(5,466)
Other comprehensive loss, net of income taxes	—	—	—	—	(1,712)	(4,605)	(6,317)
Dividends paid	—	(37,193)	—	—	—	—	(37,193)
Non-cash preferred stock dividends	—	(6,657)	—	—	—	—	(6,657)
Unvested dividend equivalent rights	—	(489)	—	—	—	—	(489)
Non-cash equity compensation	—	2,808	—	—	—	—	2,808
Non-cash subsidiary preferred stock dividends	—	(2,550)	—	—	—	(2,450)	(5,000)
Accretion of subsidiary preferred stock to redemption value	—	(255)	—	—	—	(247)	(502)
Contributions from noncontrolling interests	—	—	—	—	—	33,170	33,170
Cash distributions to noncontrolling interests	—	—	—	—	—	(18,407)	(18,407)
Issuance of common stock under compensation plans	—	429	—	—	—	—	429
Repurchase of common stock	—	—	(20)	—	—	—	(20)
Balance at September 30, 2019	$790	$1,409,772	$(1,441)	$(107,859)	$(53,403)	$825,843	$2,073,702

	Three Months Ended September 30, 2018
	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Owners’ Equity
June 30, 2018	$785	$1,696,865	$(699)	$(82,983)	$(29,450)	$1,584,518
Net income	—	—	—	8,461	—	8,461
Other comprehensive income, net of income taxes	—	—	—	—	3,352	3,352
Dividends paid	—	(37,022)	—	—	—	(37,022)
Non-cash preferred stock dividends	—	(6,193)	—	—	—	(6,193)
Unvested dividend equivalent rights	—	(342)	—	—	—	(342)
Non-cash equity compensation	—	2,701	—	—	—	2,701
Issuance of common stock under compensation plans	1	509	—	—	—	510
Balance at September 30, 2018	$786	$1,656,518	$(699)	$(74,522)	$(26,098)	$1,555,985

SEMGROUP CORPORATION
Unaudited Condensed Consolidated Statements of Changes in Owners’ Equity
(Dollars in thousands)

	Nine Months Ended September 30, 2019
	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Owners’ Equity
December 31, 2018	$786	$1,615,969	$(705)	$(73,971)	$(51,247)	$349,489	$1,840,321
Adoption of ASU 2018-02	—	—	—	10,884	(10,884)	—	—
Adoption of ASC 842	—	—	—	162	—	—	162
Net income (loss)	—	—	—	(44,934)	—	23,256	(21,678)
Other comprehensive income, net of income taxes	—	—	—	—	8,728	8,993	17,721
Dividends paid	—	(112,929)	—	—	—	—	(112,929)
Non-cash preferred stock dividends	—	(19,627)	—	—	—	—	(19,627)
Unvested dividend equivalent rights	—	395	—	—	—	—	395
Non-cash equity compensation	—	7,672	—	—	—	—	7,672
Equity issuance to noncontrolling interest	—	(64,525)	—	—	—	448,443	383,918
Non-cash subsidiary preferred stock dividends	—	(3,657)	—	—	—	(3,514)	(7,171)
Accretion of subsidiary preferred stock to redemption value	—	(14,241)	—	—	—	(13,685)	(27,926)
Contributions from noncontrolling interests	—	—	—	—	—	103,691	103,691
Cash distributions to noncontrolling interests	—	—	—	—	—	(90,830)	(90,830)
Issuance of common stock under compensation plans	4	715	—	—	—	—	719
Repurchase of common stock	—	—	(736)	—	—	—	(736)
Balance at September 30, 2019	$790	$1,409,772	$(1,441)	$(107,859)	$(53,403)	$825,843	$2,073,702

	Nine Months Ended September 30, 2018
	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Owners’ Equity
December 31, 2017	$786	$1,770,117	$(8,031)	$(50,706)	$(53,801)	$1,658,365
Adoption of ASC 606	—	—	—	11,513	—	11,513
Net loss	—	—	—	(27,300)	—	(27,300)
Other comprehensive income, net of income taxes	—	—	—	—	27,703	27,703
Dividends paid	—	(111,445)	—	—	—	(111,445)
Non-cash preferred stock dividends		(11,023)				(11,023)
Unvested dividend equivalent rights	—	(406)	—	—	—	(406)
Non-cash equity compensation	—	8,246	—	—	—	8,246
Issuance of common stock under compensation plans	2	1,029	—	—	—	1,031
Retirement of treasury stock	(2)	—	8,031	(8,029)	—	—
Repurchase of common stock	—	—	(699)	—	—	(699)
Balance at September 30, 2018	$786	$1,656,518	$(699)	$(74,522)	$(26,098)	$1,555,985
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(21,678)	$(27,300)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	184,536	155,889
Loss (gain) on disposal or impairment of long-lived assets, net	7,119	(2,125)
Earnings from equity method investments	(35,711)	(41,493)
Distributions from equity method investments	35,700	41,489
Amortization of debt issuance costs and discount	7,396	5,628
Deferred tax expense (benefit)	(21,494)	1,793
Non-cash equity compensation	7,764	8,332
Provision for uncollectible accounts receivable, net of recoveries	(128)	(97)
Foreign currency transaction loss (gain)	(476)	4,625
Inventory valuation adjustment	2,834	—
Changes in operating assets and liabilities (Note 16)	(31,143)	(10,326)
Net cash provided by operating activities	134,719	136,415
Cash flows from investing activities:
Capital expenditures	(288,939)	(303,391)
Proceeds from sale of long-lived assets	12,817	246
Contributions to equity method investments	(25,456)	(7,466)
Payments to acquire business, net of cash acquired	(488,297)	—
Proceeds from business divestitures	—	146,735
Distributions in excess of equity in earnings of affiliates	15,838	15,730
Net cash used in investing activities	(774,037)	(148,146)
Cash flows from financing activities:
Debt issuance costs	(13,241)	(4,720)
Borrowings on credit facilities and issuance of senior notes, net of discount	600,104	1,139,500
Principal payments on credit facilities and other obligations	(394,965)	(1,376,649)
Proceeds from subsidiary common stock issuance, net of offering costs	448,443	—
Proceeds from subsidiary preferred stock issuance, net of offering costs	223,280	342,299
Contributions from noncontrolling interests	103,691	—
Distributions to noncontrolling interests	(90,830)	—
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(736)	(699)
Dividends paid	(112,929)	(111,445)
Proceeds from issuance of common stock under employee stock purchase plan	523	228
Net cash provided by (used in) financing activities	763,340	(11,486)
Effect of exchange rate changes on cash and cash equivalents	3,330	(494)
Change in cash and cash equivalents	127,352	(23,711)
Cash and cash equivalents at beginning of period	86,655	93,699
Cash and cash equivalents at end of period	$214,007	$69,988

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

1.	OVERVIEW
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Although management believes these estimates are reasonable, actual results could differ materially from these estimates. The results of operations for the three months and nine months ended September 30, 2019, are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.
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
Merger Agreement
On September 15, 2019, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Energy Transfer LP, a Delaware limited partnership (“ET”) and Nautilus Merger Sub LLC (“Merger Sub”), a Delaware limited liability company and a newly formed, wholly owned subsidiary of ET, whereby SemGroup will be acquired by ET in a unit and cash transaction, including the assumption of debt and other liabilities (the “Merger”).
Under the terms of the Merger Agreement, which has been unanimously approved by the Boards of Directors of both companies, SemGroup stockholders will receive $6.80 per share in cash and 0.7275 of an Energy Transfer common unit for each SemGroup share (the “Merger Consideration”).
Each share of SemGroup Series A Cumulative Perpetual Convertible Preferred Stock outstanding immediately prior to the effective time will, at the election of the holders of a majority of such shares:
•convert into SemGroup stock; or
•be exchanged for a “Substantially Equivalent Security” (as defined in the Certificate of Designations); or
•be redeemed by SemGroup for cash at a price per share equal to 101% of the liquidation preference.
Each holder of SemGroup stock issued upon conversion of shares of SemGroup Preferred Stock will receive the Merger Consideration in exchange for such shares.
The equity consideration received is expected to be treated as a tax-free transaction. The transaction is expected to close in December 2019, subject to SemGroup stockholder approval and other customary closing conditions. The SemGroup stockholder meeting is set for December 4, 2019.

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

Our impairment tests of long-lived assets involve estimates of future cash flows for periods matching the estimated useful lives of our assets. Estimating future cash flows is inherently uncertain and is dependent upon several variables, including volume estimates and forecasted commodity prices for periods where market prices are not available. Volume estimates include assumptions regarding third party activity that can change over time with changing market conditions.  The inherent uncertainties in estimating future cash flows means that future revisions in those estimates may occur having potentially material impact to our impairment tests.
Nine months ended September 30, 2019
On July 30, 2019, we completed the sale of certain South Texas crude oil trucking assets for $5.5 million in cash and recorded a small gain on disposal.
On July 17, 2019, we completed the sale of our Sherman, Texas natural gas gathering and processing assets of our U.S. Gas segment, for $5.3 million in cash. During the nine months ended September 30, 2019, we recorded an impairment of $5.2 million to write down these assets and related liabilities to net realizable value.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

2.	DISPOSALS OR IMPAIRMENTS OF LONG-LIVED ASSETS, Continued

During the nine months ended September 30, 2019, we recorded a $3.4 million impairment of our Nash, Oklahoma natural gas processing plant within our U.S. Gas segment. The impairment was triggered by the permanent idling of the Nash plant. We used a market approach to determine the fair value of the remaining assets based on assumptions of the equipment’s condition, marketability and salvage value.
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
Nine months ended September 30, 2018
On April 12, 2018, we completed the sale of our U.K. operations, SemLogistics, for $73.1 million. We recorded a pre-tax gain on disposal of $0.4 million for the nine months ended September 30, 2018. The U.K. business contributed $5.4 million of pre-tax income for the nine months ended September 30, 2018, excluding the gain on disposal.
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

Share Purchase Agreement
In connection with the formation of SemCAMS Midstream, on January 9, 2019, SemCAMS Midstream entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Meritage Midstream Services III, LP (“Meritage”) to acquire 100% of the issued and outstanding equity interests in Meritage Midstream ULC, an Alberta unlimited liability corporation (“Meritage ULC” and such acquisition, the “Meritage Acquisition”). On February 25, 2019, SemCAMS Midstream completed the Meritage Acquisition pursuant to the Share Purchase Agreement for a debt-free, cash purchase price of C$645.6 million (US$490.8 million at the February 25, 2019 exchange rate), subject to customary post-closing adjustments. The purchase price included C$152.3 million (US$115.8 million at the February 25, 2019 exchange rate) in reimbursements for estimated capital expenditures incurred from September 1, 2018, to the closing of the Meritage Acquisition (the “Meritage Closing”).

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

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

3.	ACQUISITIONS, Continued

earnout consideration in the form of a special share in SemCAMS Midstream entitled to dividend payments up to a maximum (pre-tax) aggregate amount of C$50.0 million (US$38.0 million at the February 25, 2019 exchange rate) if either or both of two specific projects proceed and EBITDA thresholds pertaining to those projects are achieved; and (ii) KKR contributed cash in the amount of C$785.6 million (US$597.2 million at the February 25, 2019 exchange rate), capital contributions to SemCAMS ULC by SemGroup and a payment of C$14.7 million (US$11.2 million at the February 25, 2019 exchange rate) contingent on the pursuit of a specific project (unrelated to the two projects referred to above) by SemCAMS Midstream, and other customary adjustments (the “KKR Contribution” and, together with the SemGroup Contribution, the “Contribution”) in exchange for (A) 49% of the common shares of SemCAMS Midstream and (B) 300,000 preferred shares in SemCAMS Midstream (representing C$300 million (US$228.1 million at the February 25, 2019 exchange rate) of KKR cash contribution) which will pay annual dividends of C$87.50 paid on a quarterly basis. SemCAMS Midstream may elect, for any of the first ten quarters following issuance of the preferred shares, to pay the dividends in-kind in the form of additional preferred shares. SemCAMS Midstream will have the right to convert the preferred shares into common shares in the event of an initial public offering of its common shares, at a conversion price equal to 92.5% of the IPO offering price. In connection with the issuance of the preferred shares, KKR received a C$6.0 million (US$4.6 million at the February 25, 2019 exchange rate) transaction fee from SemCAMS Midstream. See Note 10 for additional information.
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
As of September 30, 2019, we have recorded the preliminary purchase price allocation as follows in USD at the February 25, 2019 exchange rate (in thousands):

Assets acquired
Cash	$2,756
Accounts receivable	29,040
Other current assets	60
Property, plant and equipment	327,637
Intangible assets subject to amortization	115,068

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

3.	ACQUISITIONS, Continued

Goodwill	82,099
Total assets acquired	$556,660

Consideration
Cash	$491,487
Liabilities assumed
Accounts payable and accrued liabilities	32,150
Other noncurrent liabilities	33,023
Total liabilities assumed	65,173
Total consideration	$556,660

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
From the acquisition date through September 30, 2019, the preliminary purchase price allocation was adjusted to reduce accounts receivable by $0.3 million, property, plant and equipment by $3.0 million, and intangible assets subject to amortization by $0.5 million, partially offset by a decrease in other noncurrent liabilities of $0.5 million. Accordingly, goodwill recognized at acquisition of $78.8 million increased to $82.1 million as of September 30, 2019.

4.	EQUITY METHOD INVESTMENTS

Our equity method investments consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
White Cliffs Pipeline, L.L.C.	$264,662	$255,043
NGL Energy Partners LP	18,976	18,966
Total equity method investments	$283,638	$274,009

Our earnings from equity method investments consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
White Cliffs Pipeline, L.L.C.	$9,075	$14,546	$35,700	$41,489
NGL Energy Partners LP	(10)	(18)	11	4
Total earnings from equity method investments	$9,065	$14,528	$35,711	$41,493

White Cliffs Pipeline, L.L.C.
We own a 51% interest in White Cliffs Pipeline, L.L.C. (“White Cliffs”), which we account for under the equity method. Certain unaudited summarized income statement information of White Cliffs for the three months and nine months ended September 30, 2019 and 2018, is shown below (in thousands):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

4.	EQUITY METHOD INVESTMENTS, Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$32,420	$43,855	$120,006	$128,455
Costs of products sold, exclusive of depreciation and amortization	$(345)	$(107)	$(352)	$(138)
Operating, general and administrative expenses	$5,907	$5,514	$22,766	$17,511
Depreciation and amortization expense	$9,064	$9,624	$27,592	$28,821
Net income	$17,794	$28,825	$70,000	$82,262

We received cash distributions from White Cliffs of $15.1 million and $18.6 million for the three months ended September 30, 2019 and 2018, respectively. We received cash distributions from White Cliffs of $51.5 million and $57.2 million for the nine months ended September 30, 2019 and 2018, respectively.
The members of White Cliffs are required to contribute capital to White Cliffs to fund various projects. In 2018, we announced that we will convert one of the White Cliffs 12-inch carrier pipelines from crude service to natural gas liquids service. For the three months and nine months ended September 30, 2019, we contributed $5.4 million and $25.5 million, respectively, to fund the conversion project. For the three months and nine months ended September 30, 2018, we contributed $4.7 million and $6.5 million, respectively, to fund the conversion project. Remaining contributions related to the conversion project will be paid in 2019 and are expected to total $3.3 million. The project is expected to be completed during the fourth quarter of 2019.
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
Fair value of financial instruments
We record certain financial assets and liabilities at fair value at each balance sheet date. The tables below summarize the balances of derivative assets and liabilities at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
	Level 1	Level 2	Level 3	Netting (1)	Total - Net
Assets:
Commodity derivatives (2)	$4,790	$—	$—	$(84)	$4,706
Total assets	4,790	—	—	(84)	4,706
Liabilities:
Commodity derivatives (2)	84	—	—	(84)	—
Interest rate swaps	—	—	3,619	—	3,619
Total liabilities	84	—	3,619	(84)	3,619
Net assets (liabilities) at fair value	$4,706	$—	$(3,619)	$—	$1,087

	December 31, 2018
	Level 1	Level 2	Level 3	Netting (1)	Total - Net
Assets:
Commodity derivatives (2)	$4,658	$—	$—	$(973)	$3,685
Total assets	4,658	—	—	(973)	3,685

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

5.	FINANCIAL INSTRUMENTS, Continued

Liabilities:
Commodity derivatives (2)	973	—	—	(973)	—
Foreign currency forwards	—	2,985	—	—	2,985
Interest rate swaps	—	—	1,482	—	1,482
Total liabilities	973	2,985	1,482	(973)	4,467
Net assets (liabilities) at fair value	$3,685	$(2,985)	$(1,482)	$—	$(782)
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
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value levels. At September 30, 2019 and December 31, 2018, all of our physical fixed price forward purchases and sales commodity contracts were being accounted for as normal purchases and normal sales.
The following table summarizes changes in the fair value of our net financial liabilities classified as Level 3 in the fair value hierarchy (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net assets (liabilities) at beginning of the period	$(3,676)	$110	$(1,482)	$(1,228)
Transfers out of Level 3	—	—	—	—
Realized/Unrealized gain (loss) included in earnings*	31	268	(2,163)	1,487
Settlements	26	(224)	26	(105)
Net assets (liabilities) at end of period	$(3,619)	$154	$(3,619)	$154
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
The following table sets forth the notional quantities for derivative instruments entered into (in thousands of barrels):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Sales	3,406	2,704	12,514	10,467
Purchases	3,243	2,701	12,268	9,892

We have not designated any of our commodity derivative instruments as accounting hedges. We have recorded the fair value of our commodity derivative instruments on our condensed consolidated balance sheets in “other current assets” and “other current liabilities” in the following amounts (in thousands):

	September 30, 2019		December 31, 2018
	Assets	Liabilities	Assets	Liabilities
Commodity contracts	$4,706	$—	$3,685	$—

We have posted margin deposits as collateral with brokers who have the right of set off associated with these funds. At September 30, 2019 and December 31, 2018, our margin deposit balances were $2.5 million and $0.1 million, respectively. These margin account balances have not been offset against our net commodity derivative instrument (contract) positions. Had these margin deposits been netted against our net commodity derivative instrument (contract) positions as of September 30, 2019 and December 31, 2018, we would have had asset positions of $7.2 million and $3.8 million, respectively.
Realized and unrealized gains (losses) from our commodity derivatives were recorded to product revenue in the following amounts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Commodity contracts	$4,315	$(1,247)	$(3,405)	$(13,477)

Interest rate swaps
We have interest rate swaps which allow us to limit exposure to interest rate fluctuations. The swaps only apply to a portion of our outstanding debt and provide only partial mitigation of interest rate fluctuations. We have not designated the swaps as hedges; therefore, changes in the fair value of the swaps are recorded through current period earnings as a component of interest expense. At September 30, 2019 and December 31, 2018, we had interest rate swaps with notional values of $521.3 million and $524.3 million, respectively. At September 30, 2019 and December 31, 2018, the fair value of our interest rate swaps was $3.6 million and $1.5 million, respectively, which was reported within “other current liabilities” and “other noncurrent liabilities” in our condensed consolidated balance sheet. For the three months ended September 30, 2019 and 2018, we recognized realized and unrealized gains of $31 thousand and $0.3 million related to interest rate swaps, respectively. For the nine months ended September 30, 2019 and 2018, we recognized realized and

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

5.	FINANCIAL INSTRUMENTS, Continued

unrealized losses of $2.2 million and realized and unrealized gains of $1.5 million related to interest rate swaps, respectively.
Foreign currency forwards
From time to time, we enter into foreign currency forwards primarily to purchase Canadian dollars to limit exposure to foreign currency rate fluctuations for capital contributions to our Canada segment primarily to fund capital projects. We have not designated the forwards as hedges; therefore, changes in the fair value of the forwards are recorded through current period earnings as a component of foreign currency transaction gains and losses. At September 30, 2019, we did not have any foreign currency forwards. At December 31, 2018, we had foreign currency forwards with notional values of $56.1 million. At December 31, 2018, the fair value of our foreign currency forwards was $3.0 million, which is reported within "other current liabilities" in our condensed consolidated balance sheet. For the three months ended September 30, 2019 and 2018, we recognized realized losses of $0.8 million and realized and unrealized gains of $1.0 million related to foreign currency forwards, respectively. For the nine months ended September 30, 2019 and 2018, we recognized realized gains of $0.5 million and realized and unrealized losses of $5.5 million related to foreign currency forwards, respectively.
Concentrations of risk
During the three months ended September 30, 2019, two customers, primarily of our U.S. Liquids segment, accounted for more than 10% of our consolidated revenue with revenues of $139.8 million. Three third-party suppliers, primarily of our U.S. Liquids segment, accounted for more than 10% of our consolidated costs of products sold with purchases of $142.8 million.
During the nine months ended September 30, 2019, two customers, primarily of our U.S. Liquids segment, accounted for more than 10% of our consolidated revenue with revenues of $480.7 million. Two third-party suppliers, primarily of our U.S. Liquids segment, accounted for more than 10% of our consolidated costs of products sold with purchases of $296.3 million.
At September 30, 2019, one third-party customer, primarily of our U.S. Liquids segment, accounted for approximately 12% of our consolidated accounts receivable.

6.	INCOME TAXES
The effective tax rate was 42% and (47)% for the three months ended September 30, 2019 and 2018, respectively. The effective tax rate was 40% and (159)% for the nine months ended September 30, 2019 and 2018, respectively. The rate for the nine months ended September 30, 2019, is impacted by $1.1 million Canadian withholding tax paid on remittances to the U.S., non-controlling interests in Maurepas Pipeline, LLC and SemCAMS Midstream ULC for which taxes are not provided and a discrete tax benefit of $12.1 million on a statutory rate reduction enacted in Alberta, Canada. The rate for the nine months ended September 30, 2018, is impacted by a discrete tax expense related to the vesting of restricted stock in the amount of $1.7 million, a discrete tax expense of $10.0 million in Mexico on the sale of the 100% equity interest in our Mexican asphalt business and a discrete tax expense of $2.7 million on the foreign tax deduction offset to branch deferreds on the sale of our U.K. operations. Significant items that impacted the effective tax rate for each period, as compared to the U.S. federal statutory rate of 21%, include earnings in foreign jurisdictions taxed at different rates, foreign earnings taxed in foreign jurisdictions as well as in the U.S., since they are disregarded entities for U.S. federal income tax purposes, and the U.S. deduction for foreign taxes. These combined factors, and the magnitude of the permanent items impacting the tax rate relative to income from continuing operations before income taxes, result in rates that are not comparable between the periods.
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

7.	LONG-TERM DEBT
Our long-term debt consisted of the following (dollars in thousands):

	Interest rate at September 30, 2019	September 30, 2019	December 31, 2018
Senior unsecured notes due 2022	5.6250%	$400,000	$400,000
Senior unsecured notes due 2023	5.6250%	350,000	350,000
Senior unsecured notes due 2025	6.3750%	325,000	325,000
Senior unsecured notes due 2026	7.2500%	300,000	300,000
SemGroup $1.0 billion corporate revolving credit facility (1)
Alternate base rate borrowings	—	—	24,500
Eurodollar borrowings	—	—	95,000
HFOTCO term loan B (2)	4.8000%	592,500	597,000
HFOTCO tax exempt notes payable due 2050	2.9513%	225,000	225,000
SemCAMS Midstream term loan A(3)
Banker’s acceptance borrowings	4.4840%	264,309	—
Prime rate borrowings	5.4500%	5	—
SemCAMS Midstream C$525 million revolving credit facility (4)
Banker’s acceptance borrowings	4.4961%	64,190	—
Prime rate borrowings	5.4500%	3,021	—
SemCAMS Midstream KAPS Facility(5)	—	—	—
Unamortized premium (discount) and debt issuance costs, net		(30,787)	(31,666)
Total long-term debt, net		2,493,238	2,284,834
Less: current portion of long-term debt		15,912	6,000
Noncurrent portion of long-term debt, net		$2,477,326	$2,278,834

(1)	SemGroup $1.0 billion corporate revolving credit facility matures on March 15, 2021.

(2)	HFOTCO term loan B is due in quarterly installments of $1.5 million with a final payment due on June 26, 2025.

(3)	SemCAMS Midstream term loan A is due in quarterly installments of C$4.4 million beginning March 31, 2020 and increasing to C$6.6 million on March 31, 2022 with a final payment on February 25, 2024.

(4)	SemCAMS Midstream C$525 million (US$396.5 million at the September 30, 2019 exchange rate) revolving credit facility matures on February 25, 2024.

(5)	SemCAMS Midstream KAPS Facility matures on June 13, 2024.

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

7.	LONG-TERM DEBT, Continued

SemCAMS Midstream Credit Agreement
On February 25, 2019, SemCAMS Midstream entered into a credit agreement, together with The Toronto-Dominion Bank, as administrative agent, providing for a C$350 million (US$264.3 million at the September 30, 2019 exchange rate) senior secured term loan facility and a C$450 million (US$339.8 million at the September 30, 2019 exchange rate) senior secured revolving credit facility. On June 13, 2019, SemCAMS Midstream entered into an amended and restated credit agreement (the “Credit Agreement”), which increased the senior secured revolving credit facility capacity to C$525 million (US$396.5 million at the September 30, 2019 exchange rate) and added a C$300 million (US$226.6 million at the September 30, 2019 exchange rate) senior secured construction loan facility (the “KAPS Facility”). The term loan facility and the revolving credit facility mature on February 25, 2024. The KAPS Facility matures on June 13, 2024. SemCAMS Midstream may incur additional term loans and revolving commitments in an aggregate amount not to exceed C$250 million (US$188.8 million at the September 30, 2019 exchange rate), subject to receiving commitments for such additional term loans or revolving commitments from either new lenders or increased commitments from existing lenders.
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
Letters of credit
We had the following outstanding letters of credit at September 30, 2019 (dollars in thousands):

SemGroup $1.0 billion revolving credit facility	1.75%	$27,335
SemGroup secured bi-lateral (1)	1.75%	$24,394
SemCAMS Midstream revolving credit facility	2.50%	$22,655
SemCAMS Midstream secured bi-lateral (1)	1.75%	$3,693
(1) Secured bi-lateral letters of credit are external to the SemGroup $1.0 billion revolving credit facility and the SemCAMS Midstream C$525 million (US$396.5 million at the September 30, 2019 exchange rate) revolving credit facility and do not reduce availability for borrowing on the credit facilities.
Capitalized interest
During the nine months ended September 30, 2019 and 2018, we capitalized interest of $5.8 million and $9.6 million, respectively.
Fair value
We estimate the fair value of our senior unsecured notes based on unadjusted, transacted market prices near the measurement date. Our other long-term debts are estimated to be carried at fair value as a result of the recent timing of borrowings or rate resets. We estimate the fair value of our consolidated long-term debt, including current maturities, to be approximately $2.6 billion at September 30, 2019, which is categorized as a Level 2 measurement.

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
Litigation related to the Merger
On October 15, 2019, a putative class action lawsuit captioned Thompson v. SemGroup Corporation, et al., Case No. 1:19-cv-01948, was filed in the United States District Court for the District of Delaware. Also on October 15, 2019, a putative class action lawsuit captioned Walpole v. SemGroup Corp. et al., Case No. 1:19-CV-01957 was filed in the United States District Court for the District of Delaware. On October 18, 2019, a putative class action lawsuit captioned Topley v. SemGroup Corp. et al., Case No. 1:19-cv-09630 was filed in the United States District Court for the Southern District of New York. On October 28, 2019, a putative class action lawsuit captioned Lawrence v. SemGroup Corporation et al., Case No. 1:19-cv-02035 was filed in the United States District Court for the District of Delaware. On October 31, 2019 a lawsuit captioned Stallings v. SemGroup Corporation, et al., Case No. 1:19-cv-03108, was filed in the United States District Court for the District of Colorado.  Each of the petitions names as defendants SemGroup and the members of the SemGroup board of directors.  The plaintiffs in the above mentioned lawsuits allege purported claims challenging the Merger and the proxy statement/prospectus filed in connection with the Merger and seek, among other things, to enjoin the Merger. Plaintiffs claim that the proxy statement/prospectus is misleading. Plaintiffs allege, among other things, that the proxy statement/prospectus fails to disclose certain information concerning the Merger in violation of the Securities Exchange Act of 1934. Lawsuits similar to the above mentioned suits may be filed in the future.  We cannot reasonably estimate a range of potential loss at this time. We believe that the claims asserted in these lawsuits are without merit and plan to vigorously defend against them.
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
Asset retirement obligations
We will be required to incur significant removal and restoration costs when we retire our natural gas gathering and processing facilities in Canada. At September 30, 2019, we have an asset retirement obligation liability of $25.8 million, which is included within “other noncurrent liabilities” on our condensed consolidated balance sheets. This amount was calculated using the $140.1 million cost we estimate we would incur to retire these facilities, discounted based on our risk-adjusted cost of borrowing and the estimated timing of remediation.
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
Purchase and sale commitments
We routinely enter into agreements to purchase and sell petroleum products at specified future dates. We account for derivatives at fair value with the exception of commitments that have been designated as normal purchases and sales for which we do not record assets or liabilities related to these agreements until the product is purchased or sold. At September 30, 2019, such commitments included the following (in thousands):

	Volume (Barrels)	Value
Fixed price purchases	3,290	$186,828
Fixed price sales	3,450	$197,141
Floating price purchases	16,148	$857,663
Floating price sales	18,675	$911,289

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
Our U.S. Gas segment has a take-or-pay contractual obligation related to the fractionation of natural gas liquids through June 2023. The approximate amount of future obligation is as follows (in thousands):

For year ending:
December 31, 2019	$2,517
December 31, 2020	9,277
December 31, 2021	7,489
December 31, 2022	7,048
December 31, 2023	2,913
Total expected future payments	$29,244

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

8.	COMMITMENTS AND CONTINGENCIES, Continued

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
Our U.S. Liquids segment has minimum volume commitments for pipeline transportation of crude oil. The approximate amount of future obligations is as follows (in thousands):

For year ending:
December 31, 2019	$5,511
December 31, 2020	19,751
December 31, 2021	12,976
December 31, 2022	13,231
December 31, 2023	13,496
Thereafter	6,816
Total expected future payments	$71,781

On May 14, 2019, SemCAMS Midstream announced a new asset joint venture with Keyera Corp. to construct a natural gas liquids (NGL) and condensate pipeline system to connect the liquids-rich Montney and Duvernay production areas of northwestern Alberta to the fractionation and condensate hubs in Fort Saskatchewan, Alberta. The total cost for the project is estimated to be C$1.3 billion (US$981.7 million at September 30, 2019 exchange rate) for which SemCAMS Midstream will be responsible for 50%. SemCAMS Midstream’s noncontrolling interest holder is expected to contribute 49% of SemCAMS Midstream’s construction costs. Construction is expected to begin in mid-2020 and be completed by the first half of 2022.

9.	EQUITY
Equity issuances
During the nine months ended September 30, 2019, 59,946 shares under the Employee Stock Purchase Plan were issued and 354,575 shares related to our equity-based compensation awards vested.
Equity-based compensation
At September 30, 2019, there were 1,622,412 unvested shares that have been granted under our director and employee compensation programs. The par value of these shares is not reflected in common stock on the condensed consolidated balance sheets, as these shares have not yet vested. For certain of the awards, the number of shares that will vest is contingent upon our achievement of certain specified targets. If we meet the specified maximum targets, approximately 534,000 additional shares could vest.
The holders of certain restricted stock awards are entitled to equivalent dividends (“UDs”) to be received upon vesting of the related restricted stock awards and will be settled in cash. At September 30, 2019, the value of the UDs related to unvested restricted stock awards was approximately $2.6 million.
During the nine months ended September 30, 2019, we granted 819,607 restricted stock awards with a weighted average grant date fair value of $14.80 per award.
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
Common stock dividends
The following table sets forth the quarterly common stock dividends per share declared and/or paid to shareholders for the periods indicated:

Quarter Ending	Dividend Per Share	Date of Record	Date Paid
March 31, 2018	$0.4725	March 9, 2018	March 19, 2018
June 30, 2018	$0.4725	May 16, 2018	May 25, 2018
September 30, 2018	$0.4725	August 20, 2018	August 29, 2018
December 31, 2018	$0.4725	November 16, 2018	November 26, 2018

March 31, 2019	$0.4725	March 4, 2019	March 14, 2019
June 30, 2019	$0.4725	May 10, 2019	May 20, 2019
September 30, 2019	$0.4725	August 15, 2019	August 26, 2019
December 31, 2019	$0.4725	November 4, 2019	November 21, 2019

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

10.	REDEEMABLE PREFERRED STOCK

SemGroup redeemable preferred stock
The following table sets forth the preferred stock dividends declared or paid-in-kind for the periods indicated (in thousands):

Quarter Ended	Dividend Paid-In-Kind	Date Paid
March 31, 2018*	$4,832	May 25, 2018
June 30, 2018	$6,211	August 29, 2018
September 30, 2018	$6,317	November 26, 2018
December 31, 2018	$6,430	March 1, 2019

March 31, 2019	$6,541	May 20, 2019
June 30, 2019	$6,657	August 26, 2019
September 30, 2019	$6,773	November 21, 2019
*Prorated from January 19, 2018 to March 31, 2018
These dividends paid-in-kind increased the liquidation preference such that as of September 30, 2019, the preferred stock was convertible into 11,726,909 shares.
Subsidiary redeemable preferred stock
In conjunction with the formation of our SemCAMS Midstream joint venture, SemCAMS Midstream issued 300,000 shares of cumulative preferred stock with a C$1,000 (US$755 at the September 30, 2019 exchange rate) notional value which pay annual dividends of C$87.50 per share. The preferred stock is redeemable at SemCAMS Midstream’s option subsequent to the third anniversary of issuance at a redemption price of C$1,100 (US$831 at the September 30, 2019 exchange rate) per share. The preferred stock is redeemable by the holder contingent upon a change of control or liquidation of SemCAMS Midstream. The preferred stock is convertible to SemCAMS Midstream common shares in the event of an initial public offering by SemCAMS Midstream.
The preferred stock was issued for proceeds of C$293.7 million (US$223.8 million at the historical rate) which is net of C$6.3 million (US$4.8 million at the historical rate) of costs. As the preferred stock is redeemable after 3 years, we have made a policy election to record the preferred stock at the redemption amount. The accretion to redemption amount is treated as a reduction to SemCAMS common equity held by SemGroup and the noncontrolling interest holders.
Dividends on the preferred stock are payable in-kind for the first ten quarters subsequent to issuance. On April 15, 2019, SemCAMS elected to pay in-kind dividends for the first quarter of 2019 in the amount of C$2.5 million (US$1.9 million at the April 15, 2019 exchange rate), which is prorated for the period from February 25, 2019 to March 31, 2019. On August 13, 2019, SemCAMS elected to pay in-kind dividends for the second quarter of 2019 in the amount of C$6.6 million (US$5.0 million at the August 15, 2019 exchange rate). The dividends paid-in-kind increased the Liquidation Preference such that as of September 30, 2019, the preferred stock was convertible into 309,097 shares.

11.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in the components of accumulated other comprehensive loss for the periods shown (in thousands):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

11.    ACCUMULATED OTHER COMPREHENSIVE LOSS, Continued

	Three Months Ended September 30, 2019
	Currency Translation	Employee Benefit Plans	Total	Attributable to Noncontrolling Interest	Attributable to SemGroup
June 30, 2019	$(33,148)	$(4,945)	$(38,093)	$13,598	$(51,691)
Currency translation adjustment, net of income tax benefit of $597	(6,424)	—	(6,424)	(4,519)	(1,905)
Changes related to benefit plans, net of income tax expense of $39	—	107	107	(86)	193
September 30, 2019	$(39,572)	$(4,838)	$(44,410)	$8,993	$(53,403)

	Three Months Ended September 30, 2018
	Currency Translation	Employee Benefit Plans	Total
June 30, 2018	$(26,668)	$(2,782)	$(29,450)
Currency translation adjustment, net of income tax expense of $1,081	3,349	—	3,349
Changes related to benefit plans, net of income tax expense of $1	—	3	3
September 30, 2018	$(23,319)	$(2,779)	$(26,098)

	Nine Months Ended September 30, 2019
	Currency Translation	Employee Benefit Plans	Total	Attributable to Noncontrolling Interest	Attributable to SemGroup
December 31, 2018	$(45,816)	$(5,431)	$(51,247)	$—	$(51,247)
Currency translation adjustment, net of income tax expense of $2,526	17,128	—	17,128	9,062	8,066
Reclassification of certain tax effects from adoption of ASU 2018-02	(10,884)	—	(10,884)	—	(10,884)
Changes related to benefit plans, net of income tax expense of $219	—	593	593	(69)	662
September 30, 2019	$(39,572)	$(4,838)	$(44,410)	$8,993	$(53,403)

	Nine Months Ended September 30, 2018
	Currency Translation	Employee Benefit Plans	Total
December 31, 2017	$(51,014)	$(2,787)	$(53,801)
Currency translation adjustment, net of income tax benefit of $6,992	(21,651)	—	(21,651)
Currency translation adjustment reclassified to gain on disposal, net of income tax expense of $15,935	49,346	—	49,346
Changes related to benefit plans, net of income tax expense of $2	—	8	8
September 30, 2018	$(23,319)	$(2,779)	$(26,098)

12.	REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregated revenue

Our revenue is disaggregated by segment and by activity below (in thousands):

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

12.	REVENUE FROM CONTRACTS WITH CUSTOMERS, Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
U.S. Liquids
Product sales	$380,442	$434,591	$1,257,556	$1,259,709
Pipeline transportation	21,062	21,386	63,419	63,327
Truck transportation	—	5,924	7,117	18,698
Storage fees	41,143	41,915	124,000	118,848
Facility service fees	11,152	12,534	42,292	36,266
Lease revenue	3,873	3,937	11,789	12,517

U.S. Gas
Product sales	22,319	57,807	90,712	142,291
Service fees	15,109	18,668	40,925	52,453
Other revenue	—	—	83	—

Canada
Service fees	51,661	27,609	125,276	108,553
Other revenue	18,731	14,330	52,767	48,162

Corporate and Other
Product sales	—	—	—	31,319
Storage fees	—	(1)	—	7,753
Service fees	—	1	—	3,071
Intersegment eliminations	(3,082)	(4,705)	(11,354)	(11,568)

Total revenue	$562,410	$633,996	$1,804,582	$1,891,399

Remaining performance obligations

Most of our service contracts are such that we have the right to consideration from a customer in an amount that corresponds directly with the value to the customer of our performance completed to date. Therefore, we utilized the practical expedient in ASC 606-10-55-18 under which we recognize revenue in the amount to which we have the right to invoice. Applying this practical expedient, we are not required to disclose the transaction price allocated to remaining performance obligations under these agreements. However, certain of our agreements, such as "take-or-pay" agreements, do not qualify for the practical expedient. At September 30, 2019, the amount and timing of revenue recognition for such contracts is as follows (in thousands):

	2019	2020	2021	2022	2023	Thereafter
Expected timing of revenue recognized for remaining performance obligations	$124,511	$309,486	$240,877	$227,201	$218,134	$1,887,614

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

	September 30, 2019	December 31, 2018
Noncurrent receivables	$14,611	$11,496

Deferred revenue

We record deferred revenue when we have received a payment in advance of delivering a product or performing a service. For the three months ended September 30, 2019 and 2018, we recognized $0.5 million and $0.4 million, respectively, of revenue which was included in deferred revenue at the beginning of the period. For the nine months ended September 30, 2019 and 2018, we recognized $0.9 million and $3.6 million, respectively, of revenue which was included in deferred revenue at the beginning of the period.

Costs to obtain or fulfill a contract

Unless material, we expense costs to obtain or fulfill a contract in the period incurred. At September 30, 2019 and December 31, 2018, we had contract assets of $9.1 million and $9.4 million, respectively, related to costs incurred to obtain contracts which had been expensed as incurred under previous guidance. These costs are reported within “other noncurrent assets” on the condensed consolidated balance sheets and are being amortized straight-line over 25 years, the life of the related contracts. We recognized $0.1 million and $0.1 million of amortization of these assets for the three months ended September 30, 2019 and 2018, respectively. We recognized $0.3 million and $0.3 million of amortization of these assets for the nine months ended September 30, 2019 and 2018, respectively.

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
SemGroup is a lessor of certain land, storage tanks and a barge dock located on the Gulf Coast. Based on the terms of the agreement, these assets are accounted for as a direct financing lease. This lease has fixed and variable payments with variable payments generally being based on usage. The agreement has an initial term of 10 years and the customer has the right to renew for two successive five year periods. Subsequent to those periods, either party may cancel the agreement, otherwise it will continue to renew for five year periods. Risks related to unguaranteed residual values are mitigated through insurance and regular maintenance.
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
Lessee

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

13.	LEASES, Continued

We have elected the practical expedient to not separate lease and non-lease components for agreements where we lease land, buildings, storage tanks, compressors, and small machinery and equipment. Financing and operating lease liabilities are reported within “Other current liabilities” and “Other noncurrent liabilities” in our condensed consolidated balance sheet.
At September 30, 2019, we have recorded the following right-of-use assets and lease liabilities (in thousands):

September 30, 2019
Right of use assets
Financing	$2,748
Operating	$86,917
Lease liabilities
Financing	$2,799
Operating	$90,132

During the three months and nine months ended September 30, 2019, we have recorded the following (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Finance lease cost:
Amortization of right-of-use assets	$162	$485
Interest expense on lease liabilities	$36	$115
Operating lease costs	$2,142	$6,642
Variable lease costs	$502	$1,570
Cash paid for amounts included in the measurement of lease liabilities:
Financing	$146	$385
Operating	$891	$2,514
Noncash information on lease liabilities arising from obtaining right-of-use assets:
Financing	$—	$3,232
Weighted average remaining lease term (in years):
Financing		4.25 years
Operating		41.7 years
Weighted average discount rate:
Financing		5.16%
Operating		5.16%

Undiscounted cash flows for the remainder of the year and on an annual basis for the following years are as follows (in thousands):

	Financing	Operating
2019	$183	$1,473
2020	732	6,125
2021	732	6,373
2022	732	5,778
2023	732	5,532
Thereafter	—	206,362
Total undiscounted cash flows	$3,111	$231,643
Short-term lease liabilities	$614	$4,965

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

13.	LEASES, Continued

Long-term lease liabilities	2,185	85,167
Total lease liabilities	$2,799	$90,132
Difference	$312	$141,511

Lessor
At September 30, 2019, the components of our net investment in direct financing leases are as follows (in thousands):

September 30, 2019
Carrying amount of receivable	$73,027
Unguaranteed residual value	69,222
Deferred selling profit on direct financing leases	(73,027)
Net investment in sales-type and direct financing leases	$69,222

For the three months and nine months ended September 30, 2019, we have recognized the following amounts of income from our direct financing leases as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Interest income	$3,433	$10,298
Income related to variable lease payments not included in the lease receivable	440	1,491
Total direct financing lease revenue	$3,873	$11,789

Undiscounted cash flows on an annual basis are as follows (in thousands):

Direct financing leases
2019	$3,433
2020	13,031
2021	12,800
2022	12,804
2023	12,808
Thereafter	18,151
Total undiscounted cash flows	$73,027

Direct Finance lease renewal term	5 years

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

14.	SEGMENTS, Continued

14.	SEGMENTS
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
Our results by segment are presented in the tables below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
U.S. Liquids
External	$457,672	$520,287	$1,506,173	$1,509,365
U.S. Gas
External	34,346	71,770	120,366	183,176
Intersegment	3,082	4,705	11,354	11,568
Canada
External	70,392	41,939	178,043	156,715
Corporate and Other
External	—	—	—	42,143
Intersegment	(3,082)	(4,705)	(11,354)	(11,568)
Total Revenues	$562,410	$633,996	$1,804,582	$1,891,399

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Earnings from equity method investments:
U.S. Liquids	$9,075	$14,546	$35,700	$41,489
Corporate and Other	(10)	(18)	11	4
Total earnings from equity method investments	$9,065	$14,528	$35,711	$41,493

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

14.	SEGMENTS, Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Depreciation and amortization:
U.S. Liquids	$36,890	$36,793	$116,201	$105,838
U.S. Gas	10,958	10,836	33,165	32,107
Canada	12,905	5,250	33,024	15,752
Corporate and Other	736	719	2,146	2,192
Total depreciation and amortization	$61,489	$53,598	$184,536	$155,889

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income tax expense (benefit):
U.S. Liquids	$149	$209	$445	$599
Canada	2,532	2,836	(8,260)	8,942
Corporate and Other	(6,700)	(5,742)	(6,895)	7,232
Total income tax expense (benefit)	$(4,019)	$(2,697)	$(14,710)	$16,773

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Segment profit:
U.S. Liquids	$67,508	$75,500	$242,208	$223,949
U.S. Gas	13,661	19,754	36,866	49,468
Canada	34,931	20,543	87,293	64,104
Corporate and Other	(1,527)	(913)	(1,983)	9,878
Total segment profit	$114,573	$114,884	$364,384	$347,399

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Reconciliation of segment profit to net income (loss):
Total segment profit	$114,573	$114,884	$364,384	$347,399
Less:
Adjustment to reflect equity earnings on an EBITDA basis	4,633	4,926	14,061	14,695
Net unrealized loss (gain) related to commodity derivative instruments	(10,742)	(4,860)	(1,021)	1,775
General and administrative expense	29,662	21,904	84,729	71,267
Depreciation and amortization	61,489	53,598	184,536	155,889
Loss (gain) on disposal or impairment, net	(373)	(383)	7,119	(2,125)
Interest expense	39,663	35,318	115,225	113,683
Foreign currency transaction loss (gain)	801	(983)	(476)	4,625
Other income, net	(1,075)	(400)	(3,401)	(1,883)
Income tax expense (benefit)	(4,019)	(2,697)	(14,710)	16,773
Net income (loss)	$(5,466)	$8,461	$(21,678)	$(27,300)

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

14.	SEGMENTS, Continued

	September 30, 2019	December 31, 2018
Total assets (excluding intersegment receivables):
U.S. Liquids	$3,742,432	$3,689,384
U.S. Gas	665,044	716,837
Canada	1,412,497	684,418
Corporate and Other	292,657	119,668
Total assets	$6,112,630	$5,210,307

	September 30, 2019	December 31, 2018
Equity investments:
U.S. Liquids	$264,662	$255,043
Corporate and Other	18,976	18,966
Total equity investments	$283,638	$274,009

15.	EARNINGS PER SHARE
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
The following summarizes the calculation of basic earnings per share for the three months and nine months ended September 30, 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended September 30,
	2019	2018
Income (loss)	$(5,466)	$8,461
less: income attributable to noncontrolling interest	7,042	—
Income (loss) attributable to SemGroup	(12,508)	8,461
less: cumulative preferred stock dividends	6,773	6,317
less: cumulative subsidiary preferred stock dividends	2,604	—
less: accretion of subsidiary preferred stock to redemption value	255	—
Net income (loss) attributable to common shareholders	$(22,140)	$2,144
Weighted average common stock outstanding	78,677	78,353
Basic income (loss) per share	$(0.28)	$0.03

	Nine Months Ended September 30,
	2019	2018
Loss	$(21,678)	$(27,300)
less: income attributable to noncontrolling interest	23,256	—
Loss attributable to SemGroup	(44,934)	(27,300)
less: cumulative preferred stock dividends	19,971	17,360
less: cumulative subsidiary preferred stock dividends	6,288	—
less: accretion of subsidiary preferred stock to redemption value	14,241	—
Net income attributable to common shareholders	$(85,434)	$(44,660)
Weighted average common stock outstanding	78,613	78,290
Basic loss per share	$(1.09)	$(0.57)
The following summarizes the calculation of diluted earnings per share for the three months and nine months ended September 30, 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended September 30,
	2019	2018
Income (loss)	$(5,466)	$8,461
less: income attributable to noncontrolling interest	7,042	—

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

15.	EARNINGS PER SHARE, Continued

Income (loss) attributable to SemGroup	(12,508)	8,461
less: cumulative preferred stock dividends	6,773	6,317
less: cumulative subsidiary preferred stock dividends	2,604	—
less: accretion of subsidiary preferred stock to redemption value	255	—
Net income (loss) attributable to common shareholders	$(22,140)	$2,144
Weighted average common stock outstanding	78,677	78,353
Effect of dilutive securities	—	624
Diluted weighted average common stock outstanding	78,677	78,977
Diluted income (loss) per share	$(0.28)	$0.03

	Nine Months Ended September 30,
	2019	2018
Loss	$(21,678)	$(27,300)
less: income attributable to noncontrolling interest	23,256	—
Loss attributable to SemGroup	(44,934)	(27,300)
less: cumulative preferred stock dividends	19,971	17,360
less: cumulative subsidiary preferred stock dividends	6,288	—
less: accretion of subsidiary preferred stock to redemption value	14,241	—
Net income attributable to common shareholders	$(85,434)	$(44,660)
Weighted average common stock outstanding	78,613	78,290
Effect of dilutive securities	—	—
Diluted weighted average common stock outstanding	78,613	78,290
Diluted loss per share	$(1.09)	$(0.57)

For the three and nine months ended September 30, 2019 and 2018, the preferred stock would have been antidilutive and, therefore, was not included in the computation of diluted earnings. For the three months ended September 30, 2019 and and the nine months ended September 30, 2019 and 2018, we experienced net losses attributable to SemGroup. The unvested equity compensation awards would have been antidilutive and, therefore, were not included in the computation of diluted earnings per share.

16.	SUPPLEMENTAL CASH FLOW INFORMATION
The following table summarizes the changes in the components of operating assets and liabilities shown on our condensed consolidated statements of cash flows, net of the effects of acquisitions (in thousands):

	Nine Months Ended September 30,
	2019	2018
Decrease (increase) in restricted cash	$—	$33
Decrease (increase) in accounts receivable	21,412	(14,835)
Decrease (increase) in receivable from affiliates	48	793
Decrease (increase) in inventories	(17,968)	57,530
Decrease (increase) in other current assets	(6,960)	(4,007)
Decrease (increase) in other assets	4,298	(3,131)
Increase (decrease) in accounts payable and accrued liabilities	(34,502)	(37,453)
Increase (decrease) in payable to affiliates	(2,845)	(5,619)
Increase (decrease) in other noncurrent liabilities	5,374	(3,637)
	$(31,143)	$(10,326)

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
16.    SUPPLEMENTAL CASH FLOW INFORMATION, Continued

Other supplemental disclosures
We paid cash interest of $112.1 million and $140.2 million for the nine months ended September 30, 2019 and 2018, respectively.
We paid cash income taxes, net of refunds, of $8.3 million and $15.3 million for the nine months ended September 30, 2019 and 2018, respectively.
We incurred liabilities for capital expenditures that had not been paid of $57.9 million and $55.9 million as of September 30, 2019 and 2018, respectively. Such amounts are not included in capital expenditures on the condensed consolidated statements of cash flows.

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
During the three months and nine months ended September 30, 2019 and 2018, we generated the following transactions with related parties (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
NGL Energy
Revenues	$—	$6,835	$3,058	$14,013
Purchases	$191	$128	$595	$508

White Cliffs
Storage revenues	$1,125	$1,088	$3,413	$3,264
Transportation fees	$2,521	$3,135	$8,253	$9,455
Management fees	$195	$140	$474	$406
Crude oil purchases	$—	$2,834	$—	$3,729

18.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS

Our senior unsecured notes are guaranteed by certain of our subsidiaries as follows: Rose Rock Finance Corporation, Rose Rock Midstream Operating, LLC, Rose Rock Midstream Energy GP, LLC, Rose Rock Midstream Crude, L.P., Rose Rock Midstream Field Services, LLC, SemGas, L.P., SemMaterials, L.P., SemGroup Europe Holding, L.L.C., SemOperating G.P., L.L.C., SemMexico, L.L.C., SemDevelopment, L.L.C., Mid-America Midstream Gas Services, L.L.C., SemCrude Pipeline, L.L.C., Beachhead Holdings LCC, Beachhead I LLC, Beachhead II LLC, and Wattenberg Holding, LLC (collectively, the “Guarantors”).
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
Unaudited condensed consolidating financial statements for the Parent, the Guarantors and non-guarantors as of September 30, 2019 and December 31, 2018, and for the three months and nine months ended September 30, 2019 and 2018, are presented on an equity method basis in the tables below (in thousands).
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

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

18.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Balance Sheets

	September 30, 2019
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$204,474	$—	$12,665	$(3,132)	$214,007
Accounts receivable, net	2	444,803	125,201	—	570,006
Receivable from affiliates	129	1	151	—	281
Inventories	—	66,883	—	—	66,883
Other current assets	7,459	11,367	7,611	(34)	26,403
Total current assets	212,064	523,054	145,628	(3,166)	877,580
Property, plant and equipment, net	6,713	946,468	2,974,464	—	3,927,645
Equity method investments	2,811,088	1,508,168	—	(4,035,618)	283,638
Goodwill	—	—	338,856	—	338,856
Other intangible assets, net	1	113,433	330,795	—	444,229
Other noncurrent assets	44,114	4,196	102,707	—	151,017
Right of use assets, net	6,133	3,316	80,216	—	89,665
Total assets	$3,080,113	$3,098,635	$3,972,666	$(4,038,784)	$6,112,630
LIABILITIES, PREFERRED STOCK AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$3,274	$444,373	$55,089	$—	$502,736
Payable to affiliates	—	870	—	—	870
Accrued liabilities	26,118	15,582	71,990	3	113,693
Other current liabilities	4,961	2,717	24,352	—	32,030
Total current liabilities	34,353	463,542	151,431	3	649,329
Long-term debt	1,351,079	6,098	1,126,247	(6,098)	2,477,326
Deferred income taxes	61,601	—	71,379	—	132,980
Other noncurrent liabilities	5,936	3,883	131,813	—	141,632
Commitments and contingencies
Redeemable preferred stock	379,285	—	—	—	379,285
Subsidiary redeemable preferred stock	—	—	258,376	—	258,376
Owners' equity excluding noncontrolling interests in consolidated subsidiaries	1,247,859	2,625,112	1,407,577	(4,032,689)	1,247,859
Noncontrolling interests in consolidated subsidiaries	—	—	825,843	—	825,843
Total owners’ equity	1,247,859	2,625,112	2,233,420	(4,032,689)	2,073,702
Total liabilities, preferred stock and owners’ equity	$3,080,113	$3,098,635	$3,972,666	$(4,038,784)	$6,112,630

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

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

18.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Statements of Operations

	Three Months Ended September 30, 2019
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$399,679	$—	$—	$399,679
Service	—	25,318	73,667	(20)	98,965
Storage	—	4,777	39,343	(2,976)	41,144
Lease	—	—	3,873	—	3,873
Other	—	—	18,749	—	18,749
Total revenues	—	429,774	135,632	(2,996)	562,410
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	380,134	36	(2,996)	377,174
Operating	—	20,246	53,373	—	73,619
General and administrative	15,361	3,772	10,529	—	29,662
Depreciation and amortization	736	18,489	42,264	—	61,489
Loss (gain) on disposal or impairment, net	(5,697)	14,774	(9,450)	—	(373)
Total expenses	10,400	437,415	96,752	(2,996)	541,571
Earnings from equity method investments	14,936	19,010	—	(24,881)	9,065
Operating income	4,536	11,369	38,880	(24,881)	29,904
Other expenses (income), net:
Interest expense	23,951	290	15,422	—	39,663
Foreign currency transaction loss	795	—	6	—	801
Other income, net	(1,002)	(6)	(67)	—	(1,075)
Total other expenses, net	23,744	284	15,361	—	39,389
Income (loss) before income taxes	(19,208)	11,085	23,519	(24,881)	(9,485)
Income tax expense (benefit)	(6,700)	—	2,681	—	(4,019)
Net income (loss)	(12,508)	11,085	20,838	(24,881)	(5,466)
Less: net income attributable to noncontrolling interests	—	—	7,042	—	7,042
Net income (loss) attributable to SemGroup	$(12,508)	$11,085	$13,796	$(24,881)	$(12,508)
Net income (loss)	$(12,508)	$11,085	$20,838	$(24,881)	$(5,466)
Other comprehensive income (loss), net of income taxes	2,779	195	(9,291)	—	(6,317)
Comprehensive income (loss)	(9,729)	11,280	11,547	(24,881)	(11,783)
Less: net income attributable to noncontrolling interests	—	—	7,042	—	7,042
Less: other comprehensive loss attributable to noncontrolling interests	—	—	(4,605)	—	(4,605)
Comprehensive income (loss) attributable to SemGroup	$(9,729)	$11,280	$9,110	$(24,881)	$(14,220)

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

18.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Three Months Ended September 30, 2018
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$487,676	$17	$—	$487,693
Service	—	34,042	52,080	—	86,122
Storage	—	5,652	36,262	—	41,914
Lease	—	—	3,937	—	3,937
Other	—	—	14,330	—	14,330
Total revenues	—	527,370	106,626	—	633,996
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	468,841	30	—	468,871
Operating	—	27,806	37,029	—	64,835
General and administrative	6,174	5,640	10,090	—	21,904
Depreciation and amortization	719	19,477	33,402	—	53,598
Loss (gain) on disposal or impairment, net	1,198	(1,581)	—	—	(383)
Total expenses	8,091	520,183	80,551	—	608,825
Earnings from equity method investments	28,555	21,966	—	(35,993)	14,528
Operating income	20,464	29,153	26,075	(35,993)	39,699
Other expenses (income), net:
Interest expense	19,341	10,400	5,577	—	35,318
Foreign currency transaction gain	(961)	—	(22)	—	(983)
Other income, net	(40)	(9)	(351)	—	(400)
Total other expenses, net	18,340	10,391	5,204	—	33,935
Income before income taxes	2,124	18,762	20,871	(35,993)	5,764
Income tax expense (benefit)	(6,337)	—	3,640	—	(2,697)
Net income	8,461	18,762	17,231	(35,993)	8,461
Other comprehensive income (loss), net of income taxes	(6,111)	87	9,376	—	3,352
Comprehensive income	$2,350	$18,849	$26,607	$(35,993)	$11,813

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

18.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Nine Months Ended September 30, 2019
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$1,335,953	$961	$—	$1,336,914
Service	—	79,562	199,637	(225)	278,974
Storage	—	14,821	118,108	(8,928)	124,001
Lease	—	—	11,789	—	11,789
Other	—	83	52,821	—	52,904
Total revenues	—	1,430,419	383,316	(9,153)	1,804,582
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	1,282,162	1,117	(9,153)	1,274,126
Operating	—	68,801	146,022	—	214,823
General and administrative	43,710	11,036	29,983	—	84,729
Depreciation and amortization	2,146	56,634	125,756	—	184,536
Loss (gain) on disposal or impairment, net	(5,697)	17,892	(5,076)	—	7,119
Total expenses	40,159	1,436,525	297,802	(9,153)	1,765,333
Earnings from equity method investments	58,423	42,441	—	(65,153)	35,711
Operating income	18,264	36,335	85,514	(65,153)	74,960
Other expenses (income), net:
Interest expense	73,683	926	40,764	(148)	115,225
Foreign currency transaction gain	(461)	—	(15)	—	(476)
Other income, net	(2,656)	(57)	(836)	148	(3,401)
Total other expenses, net	70,566	869	39,913	—	111,348
Income (loss) before income taxes	(52,302)	35,466	45,601	(65,153)	(36,388)
Income tax benefit	(7,368)	—	(7,342)	—	(14,710)
Net income (loss)	(44,934)	35,466	52,943	(65,153)	(21,678)
Less: net income attributable to noncontrolling interests	—	—	23,256	—	23,256
Net income (loss) attributable to SemGroup	$(44,934)	$35,466	$29,687	$(65,153)	$(44,934)
Net income (loss)	$(44,934)	$35,466	$52,943	$(65,153)	$(21,678)
Other comprehensive income (loss), net of income taxes	(6,844)	217	13,464	—	6,837
Comprehensive income (loss)	(51,778)	35,683	66,407	(65,153)	(14,841)
Less: net income attributable to noncontrolling interests	—	—	23,256	—	23,256
Less: other comprehensive income attributable to noncontrolling interests	—	—	8,993	—	8,993
Comprehensive income (loss) attributable to SemGroup	$(51,778)	$35,683	$34,158	$(65,153)	$(47,090)

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

18.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Nine Months Ended September 30, 2018
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Revenues:
Product	$—	$1,390,415	$31,336	$—	$1,421,751
Service	—	100,703	181,665	—	282,368
Storage	—	17,601	109,000	—	126,601
Lease	—	—	12,517	—	12,517
Other	—	—	48,162	—	48,162
Total revenues	—	1,508,719	382,680	—	1,891,399
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	—	1,350,821	26,271	—	1,377,092
Operating	—	83,979	140,892	—	224,871
General and administrative	19,149	17,500	34,618	—	71,267
Depreciation and amortization	2,213	57,830	95,846	—	155,889
Loss (gain) on disposal or impairment, net	133,808	(152,634)	16,701	—	(2,125)
Total expenses	155,170	1,357,496	314,328	—	1,826,994
Earnings from equity method investments	188,136	50,947	—	(197,590)	41,493
Operating income	32,966	202,170	68,352	(197,590)	105,898
Other expenses (income), net:
Interest expense	50,582	45,931	17,410	(240)	113,683
Foreign currency transaction loss (gain)	5,505	147	(1,027)	—	4,625
Other income, net	(896)	(17)	(1,210)	240	(1,883)
Total other expenses, net	55,191	46,061	15,173	—	116,425
Income (loss) before income taxes	(22,225)	156,109	53,179	(197,590)	(10,527)
Income tax expense	5,075	—	11,698	—	16,773
Net income (loss)	(27,300)	156,109	41,481	(197,590)	(27,300)
Other comprehensive income (loss), net of income taxes	(16,202)	242	43,663	—	27,703
Comprehensive income (loss)	$(43,502)	$156,351	$85,144	$(197,590)	$403

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

18.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

Condensed Consolidating Guarantor Statements of Cash Flows

	Nine Months Ended September 30, 2019
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(113,034)	$94,810	$152,908	$35	$134,719
Cash flows from investing activities:
Capital expenditures	(2,123)	(24,497)	(262,319)	—	(288,939)
Proceeds from sale of long-lived assets	10,955	786	1,076	—	12,817
Contributions to equity method investments	—	(25,456)	—	—	(25,456)
Payments to acquire businesses	—	—	(488,297)	—	(488,297)
Distributions in excess of equity in earnings of affiliates	—	15,838	—	—	15,838
Net cash provided (used in) investing activities	8,832	(33,329)	(749,540)	—	(774,037)
Cash flows from financing activities:
Debt issuance costs	—	—	(13,241)	—	(13,241)
Borrowings on credit facilities and issuance of senior notes, net of discount	95,500	—	504,604	—	600,104
Principal payments on credit facilities and other obligations	(217,845)	—	(177,120)	—	(394,965)
Proceeds from issuance of common stock, net of offering costs	—	—	448,443	—	448,443
Proceeds from issuance of preferred stock, net of offering costs	—	—	223,280	—	223,280
Contributions from noncontrolling interests	—	—	103,691	—	103,691
Distributions to noncontrolling interests	(20,770)	—	(70,060)	—	(90,830)
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(736)	—	—	—	(736)
Dividends paid	(112,929)	—	—	—	(112,929)
Proceeds from issuance of common stock under employee stock purchase plan	306	—	217	—	523
Intercompany borrowings (advances), net	525,086	(61,481)	(464,589)	984	—
Net cash provided by (used in) financing activities	268,612	(61,481)	555,225	984	763,340
Effect of exchange rate changes on cash and cash equivalents	—	—	3,330	—	3,330
Change in cash and cash equivalents	164,410	—	(38,077)	1,019	127,352
Cash and cash equivalents at beginning of period	40,064	—	50,742	(4,151)	86,655
Cash and cash equivalents at end of period	$204,474	$—	$12,665	$(3,132)	$214,007

SEMGROUP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

18.	CONDENSED CONSOLIDATING GUARANTOR FINANCIAL STATEMENTS, Continued

	Nine Months Ended September 30, 2018
	Parent	Guarantors	Non-guarantors	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(78,542)	$76,038	$138,919	$—	$136,415
Cash flows from investing activities:
Capital expenditures	(1,139)	(59,609)	(242,643)	—	(303,391)
Proceeds from sale of long-lived assets	—	1,892	(1,646)	—	246
Proceeds from business divestiture	155,447	6,753	(15,465)	—	146,735
Contributions to equity method investments	—	(7,466)	—	—	(7,466)
Distributions in excess of equity in earnings of affiliates	—	15,730	—	—	15,730
Net cash provided by (used in) investing activities	154,308	(42,700)	(259,754)	—	(148,146)
Cash flows from financing activities:
Debt issuance costs	(475)	—	(4,245)	—	(4,720)
Borrowings on credit facilities and issuance of senior notes, net of discount	541,000	—	598,500	—	1,139,500
Principal payments on credit facilities and other obligations	(217,120)	(565,904)	(593,625)	—	(1,376,649)
Proceeds from issuance of preferred stock, net of offering costs	342,299	—	—	—	342,299
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(699)	—	—	—	(699)
Dividends paid	(111,445)	—	—	—	(111,445)
Proceeds from issuance of common stock under employee stock purchase plan	228	—	—	—	228
Intercompany borrowing (advances), net	(640,614)	532,580	102,108	5,926	—
Net cash provided by (used in) financing activities	(86,826)	(33,324)	102,738	5,926	(11,486)
Effect of exchange rate changes on cash and cash equivalents	—	(14)	(480)	—	(494)
Change in cash and cash equivalents	(11,060)	—	(18,577)	5,926	(23,711)
Cash and cash equivalents at beginning of period	32,457	—	69,872	(8,630)	93,699
Cash and cash equivalents at end of period	$21,397	$—	$51,295	$(2,704)	$69,988

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
Recent Developments
Merger Agreement
On September 15, 2019, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Energy Transfer LP, a Delaware limited partnership (“ET”) and Nautilus Merger Sub LLC (“Merger Sub”), a Delaware limited liability company and a newly formed, wholly owned subsidiary of ET, whereby SemGroup will be acquired by ET in a unit and cash transaction, including the assumption of debt and other liabilities (the “Merger”).
Under the terms of the Merger Agreement, which has been unanimously approved by the Boards of Directors of both companies, SemGroup stockholders will receive $6.80 per share in cash and 0.7275 of an Energy Transfer common unit for each SemGroup share (the “Merger Consideration”).
Each share of SemGroup Series A Cumulative Perpetual Convertible Preferred Stock outstanding immediately prior to the effective time will, at the election of the holders of a majority of such shares:
•convert into SemGroup stock; or
•be exchanged for a “Substantially Equivalent Security” (as defined in the Certificate of Designations); or
•be redeemed by SemGroup for cash at a price per share equal to 101% of the liquidation preference.
Each holder of SemGroup stock issued upon conversion of shares of SemGroup Preferred Stock will receive the Merger Consideration in exchange for such shares.
The equity consideration received is expected to be treated as a tax-free transaction. The transaction is expected to close in December 2019, subject to SemGroup stockholder approval and other customary closing conditions. The SemGroup stockholder meeting is set for December 4, 2019.

Results of Operations
Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Revenues	$562,410	$633,996	$1,804,582	$1,891,399
Expenses:
Costs of products sold, exclusive of depreciation and amortization shown below	377,174	468,871	1,274,126	1,377,092
Operating	73,619	64,835	214,823	224,871
General and administrative	29,662	21,904	84,729	71,267
Depreciation and amortization	61,489	53,598	184,536	155,889
Loss (gain) on disposal or impairment, net	(373)	(383)	7,119	(2,125)
Total expenses	541,571	608,825	1,765,333	1,826,994
Earnings from equity method investments	9,065	14,528	35,711	41,493
Operating income	29,904	39,699	74,960	105,898
Other expenses (income), net:
Interest expense	39,663	35,318	115,225	113,683
Foreign currency transaction loss (gain)	801	(983)	(476)	4,625
Other income, net	(1,075)	(400)	(3,401)	(1,883)
Total other expenses, net	39,389	33,935	111,348	116,425
Income (loss) before income taxes	(9,485)	5,764	(36,388)	(10,527)
Income tax expense (benefit)	(4,019)	(2,697)	(14,710)	16,773
Net income (loss)	$(5,466)	$8,461	$(21,678)	$(27,300)
Revenues and Expenses
Revenues, costs of products sold and operating expenses are analyzed by operating segment below.
General and administrative expense
General and administrative expense increased in the three months ended September 30, 2019, to $29.7 million from $21.9 million in the three months ended September 30, 2018. The increase is primarily due to merger and acquisition related costs. General and administrative expense increased in the nine months ended September 30, 2019, to $84.7 million from $71.3 million in the nine months ended September 30, 2018. The increase is primarily due to merger and acquisition costs including the formation of SemCAMS Midstream and the acquisition of Meritage Midstream ULC.
Depreciation and amortization expense
Depreciation and amortization expense increased in the three months ended September 30, 2019, to $61.5 million from $53.6 million in the three months ended September 30, 2018. The increase is primarily due to additional assets placed in service by our Gulf Coast terminal and Canadian business and increased amortization of intangibles related to our Gulf Coast terminal and the acquisition of Meritage Midstream ULC. Depreciation and amortization expense increased in the nine months ended September 30, 2019, to $184.5 million from $155.9 million in the nine months ended September 30, 2018. The increase is primarily due to additional assets placed in service by our Gulf Coast terminal and Canadian business and increased amortization of intangibles related to our Gulf Coast terminal and the acquisition of Meritage Midstream ULC.
Loss (gain) on disposal or impairment of long-lived assets, net
We incurred a net gain on disposal or impairment of long-lived assets for both the three months ended September 30, 2019 and 2018, of $0.4 million. We incurred a net loss on disposal or impairment of long-lived assets for the nine months ended September 30, 2019, of $7.1 million compared to a net gain on disposal or impairment of long-lived assets of $2.1 million for the nine months ended September 30, 2018. Current year net losses on disposals or impairments of long-lived assets are primarily due to a $5.2 million impairment recorded on our Sherman, Texas natural gas gathering and processing assets which were sold in July 2019, and a $3.4 million impairment of our Nash, Oklahoma natural gas processing plant of our U.S. Gas segment. Prior year gains on disposals or impairments of long-lived assets related to the disposal of our U.K. and Mexican operations and a post-closing adjustment to our disposal of Glass Mountain Pipeline.
Interest expense
Interest expense increased in the three months ended September 30, 2019, to $39.7 million from $35.3 million in the three months ended September 30, 2018. The increase in interest expense in the three months ended September 30, 2019, is primarily due to Canadian and HFOTCO debt interest, amortization of bond and debt issuance costs and decreased capitalized interest of $5.6 million, $2.2 million and $0.7 million, respectively. These increases were offset by lower LIBOR daily balances resulting in decreases of $4.2 million.
Interest expense increased in the nine months ended September 30, 2019, to $115.2 million from $113.7 million in the nine months ended September 30, 2018. The increase in interest expense was primarily due to Canadian and HFOTCO debt interest, decreased capitalized interest and amortization of bond and debt issuance costs of $14.8 million, $3.7 million and $3.2 million, respectively. These increases were offset, in part, by decreases in accretion of notes payable related to the HFOTCO acquisition, lower LIBOR daily balance fees and lower revolver balance fees of $13.8 million, $5.7 million and $0.8 million, respectively.
Foreign currency transaction loss (gain)
We incurred a foreign currency transaction loss in the three months ended September 30, 2019, of $0.8 million compared to a net gain of $1.0 million in the three months ended September 30, 2018. We incurred a foreign currency transaction gain in the nine months ended September 30, 2019, of $0.5 million compared to a net loss of $4.6 million in the nine months ended September 30, 2018. The change is primarily due to realized and unrealized losses of $(0.8) million for the three months ended September 30, 2019, and realized and unrealized gains of $0.5 million for the nine months ended September 30, 2019, on foreign currency forwards for purchases of Canadian dollars to limit exposure to foreign currency rate fluctuations for capital contributions to our Canadian operations compared with realized and unrealized gains for the three months ended September 30, 2018, of $1.0 million and realized and unrealized losses of $5.5 million for the nine months ended September 30, 2018. The nine months ended September 30, 2018, is also impacted by foreign currency changes related to U.S. dollar denominated payables of our Mexican asphalt and U.K. businesses which were sold in early 2018.
Income tax expense (benefit)
We reported an income tax benefit of $14.7 million for the nine months ended September 30, 2019, compared to an expense of $16.8 million for the nine months ended September 30, 2018. The effective tax rate was 40% and (159)% for the nine months ended September 30, 2019 and 2018, respectively. The rate for the nine months ended September 30, 2019, is impacted by $1.1 million Canadian withholding tax paid on remittances to the U.S., non-controlling interests in Maurepas Pipeline, LLC and SemCAMS Midstream ULC for which taxes are not provided and a discrete tax benefit of $12.1 million on a statutory rate reduction enacted in Alberta, Canada. The rate for the nine months ended September 30, 2018 is impacted by a discrete tax expense related to the vesting of restricted stock in the amount of $1.7 million, a discrete tax expense of $10.0 million in Mexico on the sale of the 100% equity interest in our Mexican asphalt business and a discrete tax expense of $2.7 million on the foreign tax deduction offset to branch deferreds on the sale of our U.K. operations. Significant items that impacted the effective tax rate for each period, as compared to the U.S. federal statutory rate of 21%, include earnings in foreign jurisdictions taxed at different rates, foreign earnings taxed in foreign jurisdictions as well as in the U.S., since they are disregarded entities for U.S. federal income tax purposes, and the U.S. deduction for foreign taxes. These combined factors, and the magnitude of the permanent items impacting the tax rate relative to income from continuing operations before income taxes, result in rates that are not comparable between the periods.

Results of Operations by Reporting Segment
U.S. Liquids

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Revenues
Product sales	$380,442	$434,591	$1,257,556	$1,259,709
Pipeline transportation	21,062	21,386	63,419	63,327
Truck transportation	—	5,924	7,117	18,698
Storage fees	41,143	41,915	124,000	118,848
Facility service fees	11,152	12,534	42,292	36,266
Lease revenue	3,873	3,937	11,789	12,517
Total revenues	457,672	520,287	1,506,173	1,509,365
Less:
Costs of products sold	362,747	425,227	1,212,075	1,242,141
Operating expense	30,373	34,154	100,641	101,238
Unrealized gain (loss) on commodity derivatives, net	10,742	4,860	1,021	(1,775)
Plus:
Earnings from equity method investments	9,075	14,546	35,700	41,489
Adjustments to reflect equity earnings on an EBITDA basis	4,623	4,908	14,072	14,699
Segment profit	$67,508	$75,500	$242,208	$223,949

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Gross product sales	$1,538,728	$1,538,106	$4,854,708	$3,990,582
Nonmonetary transaction adjustment	(1,169,028)	(1,108,375)	(3,598,173)	(2,729,098)
Unrealized gain (loss) on commodity derivatives, net	10,742	4,860	1,021	(1,775)
Product sales	$380,442	$434,591	$1,257,556	$1,259,709
Three months ended September 30, 2019 versus three months ended September 30, 2018
Revenues

Product sales decreased in the three months ended September 30, 2019, to $380.4 million from $434.6 million in the three months ended September 30, 2018.
Gross product revenues remained steady in the three months ended September 30, 2019 and 2018 at $1.5 billion. Volumes sold increased to 27 million barrels in the three months ended September 30, 2019 from 22 million barrels in the three months ended September 30, 2018, offset by a decrease in the average sales price to $56 per barrel in the three months ended September 30, 2019, from an average sales price of $70 per barrel in the three months ended September 30, 2018. Volumes increased as compared to prior year due to more location trades.
Gross product revenues were reduced by $1.2 billion and $1.1 billion in the three months ended September 30, 2019 and 2018, respectively, in accordance with Accounting Standards Codification (ASC) 845-10-15, "Nonmonetary Transactions," ("ASC 845-10-15"). ASC 845-10-15 requires that certain transactions -- those where inventory is purchased from a customer then resold to the same customer -- to be presented in the income statement on a net basis, resulting in a reduction of revenue and costs of products sold by the same amount.

Pipeline transportation revenues decreased slightly to $21.1 million in the three months ended September 30, 2019, from $21.4 million in the three months ended September 30, 2018, primarily due to lower transportation volumes.
There were no truck transportation revenues in the three months ended September 30, 2019, compared to $5.9 million in the three months ended September 30, 2018. This was due to the sale of certain South Texas crude oil trucking assets on July 30, 2019, and the refocusing of trucking to primarily support U.S. Liquids’ marketing operations.
Storage revenues decreased slightly to $41.1 million in the three months ended September 30, 2019, from $41.9 million in the three months ended September 30, 2018, primarily due to the timing of tank inspections.
Facility service fees decreased to $11.2 million in the three months ended September 30, 2019, from $12.5 million in the three months ended September 30, 2018, primarily due to lower operating cost recoveries at our Gulf Coast terminal.
Lease revenue remained stable at $3.9 million in the three months ended September 30, 2019 and 2018.
Costs of Products Sold
Costs of products sold decreased in the three months ended September 30, 2019 to $362.7 million from $425.2 million in the three months ended September 30, 2018. The costs of products sold reflect reductions of $1.2 billion and $1.1 billion in the three months ended September 30, 2019 and 2018, respectively, in accordance with ASC 845-10-15. There was an increase in the barrels sold, as described above, combined with a decrease in the average per barrel cost of crude oil to $57, which includes the impact of a $2.1 million inventory write-down, in the three months ended September 30, 2019, from $70 in the three months ended September 30, 2018.
Operating Expense
Operating expense decreased in the three months ended September 30, 2019, to $30.4 million from $34.2 million in the three months ended September 30, 2018, primarily due to lower employment costs and field expenses, partially offset by higher property taxes.
Unrealized Gain on Commodity Derivatives, net
Unrealized gain on commodity derivatives, net increased in the three months ended September 30, 2019, to a gain of $10.7 million from a gain of $4.9 million in the three months ended September 30, 2018. The increase in gains is due to open positions and changes in market prices in the respective periods.
Earnings from Equity Method Investments
Earnings from equity method investments decreased in the three months ended September 30, 2019, to $9.1 million from $14.5 million in the three months ended September 30, 2018, primarily due to lower volumes on White Cliffs as one crude line was taken out of service in May 2019 for NGL conversion with an estimated fourth quarter 2019 project in-service date.
Nine months ended September 30, 2019 versus nine months ended September 30, 2018
Revenues

Product sales remained stable at $1.3 billion in the nine months ended September 30, 2019 and 2018.
Gross product revenues increased in the nine months ended September 30, 2019, to $4.9 billion from $4.0 billion in the nine months ended September 30, 2018. The increase was primarily due to an increase in the volume sold to 85 million barrels in the nine months ended September 30, 2019, from 60 million barrels in the nine months ended September 30, 2018, partially offset by a decrease in the average sales price to $57 per barrel, including the impact of $2.8 million in inventory write-downs, in the nine months ended September 30, 2019, from an average sales price of $66 per barrel in the nine months ended September 30, 2018. Volumes increased as compared to prior year due to more location trades.
Gross product revenues were reduced by $3.6 billion and $2.7 billion in the nine months ended September 30, 2019 and 2018, respectively, in accordance with ASC 845-10-15.
Pipeline transportation revenues increased slightly to $63.4 million in the nine months ended September 30, 2019, from $63.3 million in the nine months ended September 30, 2018, primarily due to contractual increases in take or pay volumes.

Truck transportation revenues decreased to $7.1 million in the nine months ended September 30, 2019, from $18.7 million in the nine months ended September 30, 2018, due to the sale of certain South Texas crude oil trucking assets on July 30, 2019, lower transportation volumes and the refocusing of trucking to primarily support U.S. Liquids’ marketing operations.
Storage revenues increased to $124.0 million in the nine months ended September 30, 2019, from $118.8 million in the nine months ended September 30, 2018, primarily due to new storage tanks at the Gulf Coast terminal.
Facility service fees increased to $42.3 million in the nine months ended September 30, 2019, from $36.3 million in the nine months ended September 30, 2018, primarily due to higher operating cost recoveries at our Gulf Coast terminal.
Lease revenue decreased to $11.8 million in the nine months ended September 30, 2019, from $12.5 million in the nine months ended September 30, 2018.
Costs of Products Sold
Costs of products sold remained stable at $1.2 billion in the nine months ended September 30, 2019 and 2018. The costs of products sold reflect reductions of $3.6 billion and $2.7 billion in the nine months ended September 30, 2019 and 2018, respectively, in accordance with ASC 845-10-15. There was an increase in the barrels sold, as described above, combined with a decrease in the average per barrel cost of crude oil to $57 in the nine months ended September 30, 2019, from $67 in the nine months ended September 30, 2018.
Operating Expense
Operating expense decreased in the nine months ended September 30, 2019, to $100.6 million from $101.2 million in the nine months ended September 30, 2018, primarily due to lower employment costs, partially offset by higher property taxes.
Unrealized Gain (Loss) on Commodity Derivatives, net
Unrealized gain (loss) on commodity derivatives, net increased in the nine months ended September 30, 2019, to a gain of $1.0 million from a loss of $1.8 million in the nine months ended September 30, 2018. The change in gain (loss) is due to open positions and changes in market prices in the respective periods.
Earnings from Equity Method Investments
Earnings from equity method investments decreased in the nine months ended September 30, 2019, to $35.7 million from $41.5 million in the nine months ended September 30, 2018, primarily due to lower volumes on White Cliffs as one crude line was taken out of service in May 2019 for NGL conversion with an estimated fourth quarter 2019 project in-service date.

U.S. Gas

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Revenues
Product sales	$22,319	$57,807	$90,712	$142,291
Service fees	15,109	18,668	40,925	52,453
Other revenues	—	—	83	—
Total revenues	37,428	76,475	131,720	194,744
Less:
Costs of products sold	17,473	48,318	72,959	120,247
Operating expense	6,294	8,403	21,895	25,029
Segment profit	$13,661	$19,754	$36,866	$49,468
Three months ended September 30, 2019 versus three months ended September 30, 2018
Revenues
Product sales decreased in the three months ended September 30, 2019, to $22.3 million from $57.8 million in the three months ended September 30, 2018. The decrease is primarily due to lower volumes (29,313 MMcf in the three months ended September 30, 2019 compared to 37,006 MMcf for the same period in 2018), a lower average NGL basket price of $0.57/gallon in the three months ended September 30, 2019, versus $0.91/gallon for the same period in 2018, and a lower average natural gas NYMEX price of $2.23/MMbtu in the three months ended September 30, 2019, versus $2.90/MMbtu for the same period in 2018. Volume decreased due to reduced producer drilling, coupled with natural well production declines and the absence of volumes from Texas gathering and transportation assets sold in July 2019.
Service fee revenues decreased in the three months ended September 30, 2019, to $15.1 million from $18.7 million in the three months ended September 30, 2018. The decrease is primarily due to lower volumes.
Costs of Products Sold
Costs of products sold decreased in the three months ended September 30, 2019 to $17.5 million from $48.3 million in the three months ended September 30, 2018. The decrease was primarily due to lower NGL prices, lower natural gas prices, and lower volumes.
Operating Expense
Operating expense decreased in the three months ended September 30, 2019, to $6.3 million from $8.4 million in the three months ended September 30, 2018. This decrease was primarily due to lower leased compression, lower employee expenses and lower outside services.

Nine months ended September 30, 2019 versus nine months ended September 30, 2018
Revenues
Product sales decreased in the nine months ended September 30, 2019, to $90.7 million from $142.3 million in the nine months ended September 30, 2018. The decrease is primarily due to lower volumes (86,291 MMcf in the nine months ended September 30, 2019, compared to 99,269 MMcf for the same period in 2018), a lower average NGL basket price of $0.60/gallon in the nine months ended September 30, 2019, versus $0.90/gallon for the same period in 2018, and a lower average natural gas NYMEX price of $2.67/MMbtu in the nine months ended September 30, 2019, versus $2.90/MMbtu for the same period in 2018. Volume decreased due to reduced producer drilling, coupled with natural well production declines and the absence of volumes from Texas gathering and transportation assets sold in July 2019.
Service fee revenues decreased in the nine months ended September 30, 2019, to $40.9 million from $52.5 million in the nine months ended September 30, 2018. The decrease is primarily due to lower volumes.
Costs of Products Sold
Costs of products sold decreased in the nine months ended September 30, 2019, to $73.0 million from $120.2 million in the nine months ended September 30, 2018. The decrease was primarily due to lower NGL prices and lower volumes.
Operating Expense
Operating expense decreased in the nine months ended September 30, 2019, to $21.9 million from $25.0 million in the nine months ended September 30, 2018. This decrease was primarily due to lower outside services, lower leased compression, and lower employee expenses.

Canada

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Revenues
Service fees	$51,661	$27,609	$125,276	$108,553
Other revenues	18,731	14,330	52,767	48,162
Total revenues	70,392	41,939	178,043	156,715
Less:
Costs of products sold	36	30	446	239
Operating expense	35,425	21,366	90,304	92,372
Segment profit	$34,931	$20,543	$87,293	$64,104
Three months ended September 30, 2019 versus three months ended September 30, 2018
Revenues
Revenues increased in the three months ended September 30, 2019, to $70.4 million from $41.9 million in the three months ended September 30, 2018. This increase is primarily due to higher gathering and processing revenue and higher operating cost recoveries of $18.6 million and $11.2 million, respectively. These increases were offset, in part, by changes in foreign currency exchange rates between periods of $0.8 million.
Operating Expense
Operating expense increased in the three months ended September 30, 2019, to $35.4 million from $21.4 million in the three months ended September 30, 2018. This increase is primarily due to higher contractor costs, higher material costs, and higher labor costs of $12.2 million, $1.9 million, and $1.1 million. These increases were offset, in part, by lower greenhouse gas credit purchases of $1.0 million.
Nine months ended September 30, 2019 versus nine months ended September 30, 2018
Revenues
Revenues increased in the nine months ended September 30, 2019, to $178.0 million from $156.7 million in the nine months ended September 30, 2018. This increase is primarily due to higher gathering and processing revenue of $35.0 million and the absence of a 2018 planned outage at the KA plant, which decreased prior year gathering and processing revenue by $2.3 million. These increases were offset, in part, by lower operating cost recoveries, changes in foreign currency exchange rates between periods and lower overhead recovery income of $7.8 million, $5.4 million, and $2.6 million, respectively.
Operating Expense
Operating expense decreased in the nine months ended September 30, 2019, to $90.3 million from $92.4 million in the nine months ended September 30, 2018. This decrease is primarily due to turnaround costs in 2018 related to the KA plant outage, lower greenhouse gas credit purchases and changes in foreign currency exchange rates between periods of $28.7 million, $3.5 million and $2.7 million, respectively. These decreases were offset, in part, by higher contractor costs, higher material costs, higher power costs, higher other costs, and higher salaries of $22.0 million, $3.9 million, $3.5 million, $2.1 million, and $1.3 million, respectively.

Corporate and Other

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Revenues	$(3,082)	$(4,705)	$(11,354)	$30,575
Less:
Costs of products sold	(3,082)	(4,704)	(11,354)	14,465
Operating expense	1,527	912	1,983	6,232
Plus:
Earnings from equity method investments	(10)	(18)	11	4
Adjustments to reflect NGL Energy equity earnings on a cash basis	10	18	(11)	(4)
Segment profit	$(1,527)	$(913)	$(1,983)	$9,878

Corporate and Other is not an operating segment. This table is included to permit the reconciliation of segment information to that of the consolidated Company. Earnings from equity method investments in the table above relates to our investments in NGL Energy.
Three months ended September 30, 2019 versus three months ended September 30, 2018
Changes in revenues and costs of products sold are due changes in intercompany eliminations related to varying levels of intercompany activity. Operating expenses remained relatively consistent with the prior period.
Nine months ended September 30, 2019 versus nine months ended September 30, 2018
The decreases in revenues, costs of products sold and operating expense are due to the disposal of our U.K. operations and Mexican asphalt business in 2018.

Liquidity and Capital Resources
Sources and Uses of Cash
Our principal sources of short-term liquidity are cash generated from our operations and borrowings under our revolving credit facilities. The consolidated cash balance on September 30, 2019, was $214.0 million. Of this amount, $1.4 million was held in Canada and portions may be subject to tax if transferred to the U.S. Potential sources of long-term liquidity include issuances of debt securities and equity securities and the sale of assets. Our primary cash requirements currently are operating expenses, capital expenditures, debt payments and our quarterly dividends. In general, we expect to fund:

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
Cash Flows
The following table summarizes our changes in cash for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2019	2018
Statement of cash flow data:
Cash flows provided by (used in):
Operating activities	$134,719	$136,415
Investing activities	(774,037)	(148,146)
Financing activities	763,340	(11,486)
Subtotal	124,022	(23,217)
Effect of exchange rate on cash and cash equivalents	3,330	(494)
Change in cash and cash equivalents	127,352	(23,711)
Cash and cash equivalents at beginning of period	86,655	93,699
Cash and cash equivalents at end of period	$214,007	$69,988
Operating Activities
The components of operating cash flows can be summarized as follows:

	Nine Months Ended September 30,
(in thousands)	2019	2018
Net loss	$(21,678)	$(27,300)
Non-cash expenses, net	187,540	174,041
Changes in operating assets and liabilities	(31,143)	(10,326)
Net cash flows provided by operating activities	$134,719	$136,415
Adjustments to net loss for non-cash expenses, net increased $13.5 million to $187.5 million for the nine months ended September 30, 2019, from $174.0 million for the nine months ended September 30, 2018. This change is primarily a result of:

•
$28.6 million in depreciation and amortization expense, primarily as a result of additional assets placed in service by our Gulf Coast terminal and Canadian business and increased amortization of intangibles related to our HFOTCO acquisition and the acquisition of Meritage Midstream ULC;

•	$9.2 million due to current year impairments recorded on certain U.S. Gas assets as compared with a prior year gain on the disposal of our Mexican asphalt business;

•	$5.8 million in earnings from equity method investments;

•	$2.8 million in inventory valuation adjustments; and

•	$1.8 million due to an increase in amortization of debt issuance costs.
These increases to the adjustments to net loss for non-cash expenses, net were offset by decreases due to:

•
$23.3 million decrease in deferred income tax expense (benefit) primarily related to Canadian gain currently recognized on intercompany note settlement which was deferred at CCAA emergence and a statutory rate reduction in Alberta, Canada;

•	$5.8 million decrease in distributions from equity method investments;

•
$5.1 million lower currency exchange losses in the current year primarily due to foreign currency forwards to purchase Canadian dollars to limit exposure to foreign currency rate fluctuations for capital contributions to our Canadian operations.

All other adjustments to net loss for non-cash expenses, net for the nine months ended September 30, 2019, remained relatively comparable to the nine months ended September 30, 2018.
Changes in operating assets and liabilities for the nine months ended September 30, 2019, generated a net decrease in operating cash flows of $31.1 million. The decrease to operating cash flows due to the changes in operating assets and liabilities was primarily a result of a decrease in accounts receivable and other assets of $21.4 million and $4.3 million, respectively, offset by an increase in inventories and other current assets of $18.0 million and $7.0 million, respectively. Liabilities decreased $34.5 million and $2.8 million in accounts payable and accrued liabilities and payables to affiliates, respectively. These decreases were offset by an increase of $5.4 million in other noncurrent liabilities. Changes in receivables, inventory, payables and accrued liabilities are primarily due to our segments’ operating activities and are subject to the timing of purchases and sales and fluctuations in commodity pricing.
Changes in operating assets and liabilities for the nine months ended September 30, 2018, generated a net decrease in operating cash flows of $10.3 million. The decrease to operating cash flow due to the changes in operating assets and liabilities was primarily a result of a decrease in inventories of $57.5 million, offset by increases in accounts receivable, other current assets and other assets of $14.8 million, $4.0 million and $3.1 million, respectively. Liabilities decreased $37.5 million in accounts payable, $5.6 million in payables to affiliates and $3.6 million in other non current liabilities. Changes in receivables, inventory, payables and accrued liabilities are primarily due to our segments’ operating activities and are subject to the timing of purchases and sales and fluctuations in commodity pricing.
Investing Activities
For the nine months ended September 30, 2019, we had net cash outflows of $774.0 million from investing activities, due primarily to $288.9 million in capital expenditures, $488.3 million of payments to acquire businesses, and $25.5 million of contributions to equity method investments. These cash outflows were offset by investing cash inflows of $15.8 million of distributions in excess of equity in earnings of affiliates and $12.8 million of proceeds from the sale of assets. Capital expenditures primarily related to expansion projects at our Canada and U.S. Liquids segments. Acquisitions costs primarily related to the Meritage acquisition by our Canada segment. Distributions in excess of equity in earnings of affiliates represent cash distributions from White Cliffs in excess of our cumulative equity in earnings and are accounted for as a return of investment.
For the nine months ended September 30, 2018, we had net cash outflows of $148.1 million from investing activities, due primarily to $303.4 of capital expenditures and $7.5 million of contributions to equity method investments. These cash outflows were offset by investing cash inflows of $146.7 million in proceeds primarily from the sale of our Mexican asphalt and U.K. storage businesses and $15.7 million of distributions in excess of equity in earnings of affiliates. Capital expenditures primarily related to expansion projects at our Canada and U.S. Liquids segments. Distributions in excess of equity in earnings of affiliates represent cash distributions from White Cliffs in excess of our cumulative equity in earnings and are accounted for as a return of investment.
Financing Activities
For the nine months ended September 30, 2019, we had net cash inflows of $763.3 million from financing activities, which related to borrowings on credit facilities of $600.1 million, proceeds from the issuance of subsidiary common stock of $448.4 million, proceeds from the issuance of subsidiary preferred stock, net of offering costs, of $223.3 million and contributions from noncontrolling interests of $103.7 million, offset by principal payments on credit facilities and other obligations of $395.0 million, dividends paid of $112.9 million, $90.8 million of distributions to noncontrolling interests and debt issuance costs of $13.2 million. Issuances of subsidiary common and preferred stock and contributions from noncontrolling interests related to SemCAMS Midstream. Distributions to noncontrolling interests related to distributions to noncontrolling interest holders of SemCAMS Midstream and Maurepas Pipeline.
For the nine months ended September 30, 2018, we had net cash outflows of $11.5 million from financing activities, which related to principal payments on credit facilities and other obligations of $1,376.6 million, dividends paid of $111.4 million, and debt issuance costs of $4.7 million, offset by borrowings on credit facilities of $1,139.5 million and proceeds from the issuance of preferred stock, net of offering costs, of $342.3 million. Principal payments on credit facilities and other obligations include the final payment related to the HFOTCO acquisition of $579.6 million and activity related to the amendment and restatement of HFOTCO’s credit agreement.
Long-term Debt
Senior Unsecured Notes

At September 30, 2019, we had outstanding $400 million of 5.625% senior unsecured notes due 2022, $350 million of 5.625% senior unsecured notes due 2023, $325 million of 6.375% senior unsecured notes due 2025 and $300 million of 7.25% senior unsecured notes due 2026 (collectively, the “Notes”). The Notes are governed by indentures, as supplemented, between the Company and its subsidiary guarantors and Wilmington Trust, N.A., as trustee (the “Indentures”). The Indentures include customary covenants and events of default.
At September 30, 2019, we were in compliance with the terms of the Indentures.
SemGroup Revolving Credit Facility
At September 30, 2019, we had no cash borrowings outstanding under our $1.0 billion senior secured revolving credit facility. We had $27.3 million in outstanding letters of credit on that date. The maximum letter of credit capacity under this facility is $250 million. The facility can be increased up to $300 million. The credit agreement expires on March 15, 2021.
At September 30, 2019, we had available borrowing capacity of $972.7 million under this facility.
HFOTCO long-term debt
At September 30, 2019, HFOTCO had $592.5 million outstanding under its Term Loan B and $225.0 million outstanding of tax exempt notes payable due 2050. The term loan is due in quarterly installments of $1.5 million with a final payment due on June 26, 2025. In addition, HFOTCO may incur additional term loans in an aggregate amount not to exceed the greater of $120 million and a measure of HFOTCO’s EBITDA, defined in the credit agreement, at the time of determination, plus additional amounts subject to satisfaction of certain leverage-based criteria, subject to receiving commitments for such additional term loans from either new lenders or increased commitments from existing lenders.
SemCAMS Midstream Credit Agreement
At September 30, 2019, SemCAMS Midstream has a Credit Agreement (the “Credit Agreement”), together with The Toronto-Dominion Bank, as administrative agent, providing for a C$350 million senior secured term loan facility, a C$525 million senior secured revolving credit facility and a C$300 million senior secured construction loan facility (the “KAPS Facility”). The term loan facility and the revolving credit facility mature on February 25, 2024. The KAPS Facility matures on June 13, 2024. SemCAMS Midstream may incur additional term loans and revolving commitments in an aggregate amount not to exceed C$250 million, subject to receiving commitments for such additional term loans or revolving commitments from either new lenders or increased commitments from existing lenders.
As of September 30, 2019, there was USD equivalent $264.3 million outstanding on the term loan and USD equivalent $67.2 million outstanding on the revolver. We had USD equivalent $22.7 million in outstanding letters of credit on that date.
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

Projected capital expenditures for 2019 are estimated at $262 million in expansion projects, including capital contributions to affiliates for funding growth projects and acquisitions, and $45 million in maintenance projects. Projected capital expenditures excludes $113 million to be funded by SemCAMS Midstream noncontrolling interest holders. These estimates may change as future events unfold. See “Cautionary Note Regarding Forward-Looking Statements.” During the nine months ended September 30, 2019, we spent $288.9 million (cash basis, including amounts funded by noncontrolling interest holders) on capital projects and $25.5 million in capital contributions to equity method investees.

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
Common Stock Dividends
The table below shows common dividends declared and/or paid by SemGroup on its common stock during 2018 and 2019.

Quarter Ended	Record Date	Payment Date	Dividend Per Share
March 31, 2018	March 9, 2018	March 19, 2018	$0.4725
June 30, 2018	May 16, 2018	May 25, 2018	$0.4725
September 30, 2018	August 20, 2018	August 29, 2018	$0.4725
December 31, 2018	November 16, 2018	November 26, 2018	$0.4725

March 31, 2019	March 4, 2019	March 14, 2019	$0.4725
June 30, 2019	May 10, 2019	May 20, 2019	$0.4725
September 30, 2019	August 15, 2019	August 26, 2019	$0.4725
December 31, 2019	November 4, 2019	November 21, 2019	$0.4725
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
The table below shows dividends declared and/or paid by SemGroup on its preferred stock during 2018 and 2019.

Quarter Ended	Declaration Date	Payment Date	Total Cash Dividends Paid	Total Paid-in-Kind Dividends
*March 31, 2018	May 1, 2018	May 25, 2018	-	$4.8 million
June 30, 2018	August 7, 2018	August 29, 2018	-	$6.2 million
September 30, 2018	October 31, 2018	November 26, 2018	-	$6.3 million
December 31, 2018	February 20, 2019	March 14, 2019	-	$6.4 million

March 31, 2019	April 30, 2019	May 20, 2019	-	$6.5 million
June 30, 2019	August 5, 2019	August 26, 2019	-	$6.7 million
September 30, 2019	November 4, 2019	November 21, 2019	-	$6.8 million
*Prorated from January 19, 2018 to March 31, 2018
Subsidiary Redeemable Preferred Stock Dividends
In conjunction with the formation of our SemCAMS Midstream joint venture, SemCAMS Midstream issued 300,000 shares of cumulative preferred stock with a C$1,000 (US$755 at September 30, 2019 exchange rate) notional value which pay annual dividends of C$87.50 per share. The preferred stock is redeemable at SemCAMS Midstream’s option subsequent to the third anniversary of issuance at a redemption price of C$1,100 (US$831 at September 30, 2019 exchange rate) per share. The preferred stock is redeemable by the holder contingent upon a change of control or liquidation of SemCAMS Midstream. The preferred stock is convertible to SemCAMS Midstream common shares in the event of an initial public offering by SemCAMS Midstream.

On April 15, 2019, SemCAMS elected to pay in-kind dividends for the first quarter of 2019 in the amount of C$2.5 million (US$1.9 million at the April 15, 2019 exchange rate), which is prorated for the period from February 25, 2019 to March 31, 2019. On August 13, 2019, SemCAMS elected to pay in-kind dividends for the second quarter of 2019 in the amount of C$6.6 million (US$5.0 million at the August 15, 2019 exchange rate). The dividends paid-in-kind increased the Liquidation Preference such that as of September 30, 2019, the preferred stock was convertible into 309,097 shares.
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
Customer Concentration
Koch Supply & Trading LLC and Phillips 66, customers primarily of our U.S. Liquids segment, accounted for more than 10% of our consolidated revenue for the three months ended September 30, 2019, at approximately 25%. Shell Trading (US) Company and Phillips 66, customers primarily of our U.S. Liquids segment, accounted for more than 10% of our consolidated revenue for the nine months ended September 30, 2019, at approximately 27%. The contracts from which our revenues are derived from these customers relate to our crude marketing operations and are for crude oil purchases and sales at market prices. We are not substantially dependent on such contracts and believe that if we were to lose any or all of these contracts, they could be readily replaced under substantially similar terms.
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
Commodity Price Risk
The table below outlines the range of NYMEX prompt month daily settle prices for crude oil and natural gas futures, and the range of daily propane spot prices provided by an independent, third-party broker for the three months and nine months ended September 30, 2019 and September 30, 2018, and the year ended December 31, 2018.

	Light Sweet Crude Oil Futures (Barrel)	Mont Belvieu (Non-LDH) Spot Propane (Gallon)	Henry Hub Natural Gas Futures (MMBtu)
Three Months Ended September 30, 2018
High	$74.14	$1.08	$3.08
Low	$65.01	$0.87	$2.72
High/Low Differential	$9.13	$0.21	$0.36

Three Months Ended September 30, 2019
High	$62.90	$0.50	$2.68
Low	$51.09	$0.39	$2.07
High/Low Differential	$11.81	$0.11	$0.61

Nine Months Ended September 30, 2018
High	$75.30	$1.10	$3.31
Low	$59.19	$0.73	$2.55
High/Low Differential	$16.11	$0.37	$0.76

Nine Months Ended September 30, 2019
High	$66.30	$0.71	$3.59
Low	$46.54	$0.39	$2.07
High/Low Differential	$19.76	$0.32	$1.52

Year Ended December 31, 2018
High	$76.41	$1.10	$4.84
Low	$42.53	$0.61	$2.55
High/Low Differential	$33.88	$0.49	$2.29
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
Additionally, based on our open derivative contracts at September 30, 2019, an increase in the applicable market price or prices for each derivative contract would result in a decrease in our crude oil sales revenues. Likewise, a decrease in the applicable market price or prices for each derivative contract would result in an increase in our crude oil sales revenues. However, the increases or decreases in crude oil sales revenues we recognize from our open derivative contracts are substantially offset by higher or lower crude oil sales revenues when the physical sale of the product occurs. These contracts may be for the purchase or sale of crude oil or in markets different from the physical markets in which we are attempting to hedge our exposure, or may have timing differences relative to the physical markets. As a result of these factors, our hedges may not eliminate all price risks.
The notional volumes and fair value of our commodity derivatives open positions as well as the change in fair value that would be expected from a 10% market price increase or decrease is shown in the table below (in thousands):

	Notional Volume (Barrels)	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease	Settlement Date
Crude oil:
Futures contracts	1,157 (short)	$4,706	$(6,256)	$6,256	October 2019
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
Interest Rate Risk
We use variable rate debt and are exposed to market risk due to the floating interest rates on our credit facilities. Therefore, from time-to-time we may use interest rate derivatives to manage interest obligations on specific debt issuances. Our variable rate debt bears interest at LIBOR or prime, subject to certain floors, plus the applicable margin. At September 30, 2019, an increase in these base rates of 1%, above the base rate floors, would increase our interest expense by $3.0 million for the three months ended September 30, 2019. Increases in interest expense due to an increase in interest rates as presented above, would have been partially offset by a reduction of $0.9 million in interest expense from interest rate swaps, discussed below, for the three months ended September 30, 2019. At September 30, 2019, an increase in these base rates of 1%, above the base rate floors, would increase our interest expense by $9.0 million for the nine months ended September 30, 2019. Increases in interest expense due to an increase in interest rates as presented above, would have been partially offset by a reduction of $3.1 million in interest expense from interest rate swaps, discussed below, for the nine months ended September 30, 2019.
The average interest rates presented below are based upon rates in effect at September 30, 2019 and December 31, 2018. The carrying value of the variable rate instruments in our credit facilities approximate fair value primarily because our rates fluctuate with prevailing market rates.

The following table summarizes our debt obligations:

Liabilities	September 30, 2019	December 31, 2018
Long-term debt - variable rate	$1.13 billion	$935.5 million
Average variable interest rate	4.39%	4.93%
Short-term debt - variable rate	$15.9 million	$6.0 million
Average variable interest rate	4.60%	5.28%
Long-term debt - fixed rate	$1.375 billion	$1.375 billion
Average fixed interest rate	6.16%	6.16%
We have interest rate swaps which allow us to limit exposure to interest rate fluctuations. The swaps only apply to a portion of our outstanding debt and provide only partial mitigation of interest rate fluctuations. We have not designated the swaps as hedges, as such, changes in the fair value of the swaps are recorded through current period earnings as a component of interest expense. At September 30, 2019 and December 31, 2018, we had interest rate swaps with notional values of $521.3 million and $524.3 million, respectively. At September 30, 2019, the fair value of our interest rate swaps was $3.6 million which was reported within “other current liabilities” and “other noncurrent liabilities” in our condensed consolidated balance sheet. At December 31, 2018, the fair value of our interest rate swaps was $1.5 million which was reported within “other current liabilities” and “other noncurrent liabilities” in our condensed consolidated balance sheet. For the three months ended September 30, 2019 and 2018, we recognized realized and unrealized gains of $31 thousand and $0.3 million related to interest rate swaps, respectively. For the nine months ended September 30, 2019 and 2018, we recognized realized and unrealized losses of $2.2 million and realized and unrealized gains of $1.5 million related to interest rate swaps, respectively.
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
A 10% change in the average exchange rate during the three months and nine months ended September 30, 2019, would change operating income by $2.8 million and $7.0 million, respectively.
From time to time, we enter into foreign currency forwards primarily to purchase Canadian dollars to limit exposure to foreign currency rate fluctuations for capital contributions to our Canada segment primarily to fund capital projects. We have not designated the forwards as hedges; therefore, changes in the fair value of the forwards are recorded through current period earnings as a component of foreign currency transaction gains and losses. At September 30, 2019, we did not have any foreign currency forwards. At December 31, 2018, we had foreign currency forwards with notional values of $56.1 million. At December 31, 2018, the fair value of our foreign currency forwards was $3.0 million, respectively, which is reported within "other current liabilities" in our condensed consolidated balance sheet. For the three months ended September 30, 2019 and 2018, we recognized realized losses of $0.8 million and unrealized gains of $1.0 million related to foreign currency forwards, respectively. For the nine months ended September 30, 2019 and 2018, we recognized realized gains of $0.5 million and realized and unrealized losses of $5.5 million related to foreign currency forwards, respectively.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act), are effective as of September 30, 2019. This conclusion is based on an evaluation conducted under the supervision and participation of our Chief Executive Officer and Chief Financial Officer along with our management. Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

On February 25, 2019, we closed on the acquisition of Meritage Midstream ULC. We are in the process of assessing and, to the extent necessary, making changes to the internal control over financial reporting at Meritage Midstream ULC to conform such internal control to that used in our other businesses. Based on the information presently available to management, we do not believe such changes will adversely impact our internal control over financial reporting. Subject to the foregoing, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2019, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For information regarding legal proceedings, see the discussion under the captions “QPSE,” “Environmental” and “Other matters,” in Note 8 of our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated by reference into this Item 1.

Item 1A.	Risk Factors

Except as set forth below, there have been no material changes to the risk factors involving us from those previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018. In addition to such risks, you should read and consider the risks associated with Energy Transfer LP (“ET”) found in ET’s Annual Report on Form 10-K for the year ended December 31, 2018, as updated by subsequent quarterly reports on Form 10-Q, all of which are filed with the SEC.
Risks Factors Related to the Merger
Because the market price of a common unit representing a limited partnership interest in Energy Transfer (“ET Common Unit”) will fluctuate prior to the consummation of the merger, SemGroup stockholders cannot be sure of the market value of ET Common Units that they will receive in the merger.
At the time the merger is completed, SemGroup stockholders will receive, for each share of our Class A Common Stock (the “SemGroup Common Stock”) they own as of immediately prior to the merger, a combination of $6.80 in cash and 0.7275 of an ET Common Unit (collectively, the “Merger Consideration”). At the time that SemGroup stockholders cast their votes regarding approval of the Merger Agreement and the Merger, SemGroup stockholders will not know the actual market value of the ET Common Units that they will receive when the Merger is finally completed. The actual market value of the ET Common Units, when received by SemGroup common stockholders, will depend on the market value of those units on that date. This market value may be less than the value of the ET common units on the date of the Merger Agreement and on the date that SemGroup stockholders vote on the Merger Agreement. These fluctuations in the market value of ET common units may be caused by changes in the businesses, operations, results and prospects of both Energy Transfer and SemGroup, market expectations of the likelihood that the merger will be completed and the timing of the completion, general market and economic conditions or other factors.
The Merger is subject to various closing conditions, and any delay in completing the merger may reduce or eliminate the benefits expected and delay the payment of the Merger Consideration to SemGroup’s common stockholders.
The Merger is subject to the satisfaction of a number of other conditions beyond the parties’ control that may prevent, delay or otherwise materially adversely affect the completion of the merger. These conditions include, among other things, SemGroup stockholder approval. ET and SemGroup cannot predict with certainty whether and when any of these conditions will be satisfied. Any delay in completing the merger could cause the combined company not to realize, or delay the realization, of some or all of the benefits that the companies expect to achieve from the Merger. In such context, the date on which SemGroup’s common stockholders will receive the Merger Consideration is also uncertain.
Certain executive officers and directors of SemGroup have interests in the Merger that are different from, or in addition to, the interests of SemGroup stockholders generally, which could have influenced their decision to support or approve the Merger.
Certain executive officers and directors of SemGroup are parties to agreements or participants in other arrangements that give them interests in the Merger that may be different from, or be in addition to, your interests as a stockholder of SemGroup. You should consider these interests in voting on the Merger.
The Merger Agreement limits SemGroup’s ability to pursue alternatives to the Merger.
The Merger Agreement contains provisions that make it more difficult for SemGroup to sell its business to a party other than ET. These provisions include the general prohibition on SemGroup soliciting any acquisition proposal (as defined in the Merger Agreement) or offer for a competing transaction from a third party, and the requirement that SemGroup pay ET a breakup fee of $54.5 million or up to $27.25 million of ET’s expenses if the Merger Agreement is terminated in specified circumstances, including in the event SemGroup terminates the Merger Agreement in response to an acquisition proposal from a third party that the SemGroup board of directors determines constitutes a superior offer. In addition, even if the SemGroup board of directors receives a superior offer, it must, prior to accepting any offer from a competing bidder, provide ET with the opportunity to amend the Merger Agreement such that the third-party offer no longer constitutes a superior offer. The foregoing may discourage a third party that might have an interest in acquiring all or a significant part of SemGroup from considering or proposing an acquisition, even if that party were prepared to pay consideration with a higher per share value than the current proposed merger consideration.
Furthermore, the breakup fee and the ET expense reimbursement provisions may result in a potential competing acquiror proposing to pay a lower per share price to acquire SemGroup than it might otherwise have proposed to pay.
If the Merger Agreement is terminated, under certain circumstances, SemGroup may be obligated to reimburse ET for costs incurred related to the Merger or pay a breakup fee to ET. These costs could require SemGroup to seek loans or use SemGroup’s available cash that would have otherwise been available for operations, dividends or other general corporate purposes.
In certain circumstances, SemGroup would be responsible for reimbursing ET for up to $27.25 million in expenses related to the transaction or may be obligated to pay a breakup fee to ET of $54.5 million. If the Merger Agreement is terminated, the breakup fee required to be paid, if any, by SemGroup under the Merger Agreement may require SemGroup to seek loans or borrow amounts to enable it to pay these amounts to ET. In either case, payment of these amounts would reduce the cash SemGroup has available for operations, dividends or other general corporate purposes.
The pendency of the Merger could materially adversely affect the future business and operations of SemGroup or result in a loss of SemGroup employees.
In connection with the pending Merger, it is possible that some customers, suppliers and other persons with whom SemGroup has a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with SemGroup as a result of the Merger, which could negatively impact revenues, earnings and cash flows of SemGroup, as well as the market price of shares of SemGroup Common Stock, regardless of whether the Merger is completed. Similarly, current and prospective employees of SemGroup may experience uncertainty about their future roles with ET and SemGroup following completion of the Merger, which may materially adversely affect the ability of SemGroup to attract and retain key employees.
Failure to complete the Merger could negatively affect the stock price of SemGroup and its future businesses and financial results.
If the Merger is not completed, the ongoing business of SemGroup may be adversely affected and SemGroup will be subject to several risks and consequences, including the following:

•	under the Merger Agreement, SemGroup may be required, under certain circumstances, to pay ET a breakup fee of $54.5 million or ET’s expenses up to $27.25 million;

•	SemGroup will be required to pay certain costs relating to the Merger, whether or not the Merger is completed, such as legal, accounting, financial advisor and printing fees;

•
under the Merger Agreement, SemGroup is subject to certain restrictions on the conduct of its business prior to completing the Merger without ET’s consent, which may adversely affect its ability to execute certain of its business strategies; and

•
matters relating to the Merger may require substantial commitments of time and resources by SemGroup management, which could otherwise have been devoted to other opportunities that may have been beneficial to SemGroup as an independent company.

In addition, if the Merger is not completed, SemGroup may experience negative reactions from the financial markets and from its customers and employees. SemGroup also could be subject to litigation related to any failure to complete the Merger or to enforcement proceedings commenced against SemGroup to attempt to force it to perform its obligations under the Merger Agreement.
Pending litigation against ET and SemGroup could result in an injunction preventing completion of the Merger, the payment of damages in the event the Merger is completed and/or may adversely affect the combined company’s business, financial condition or results of operations following the Merger.
In connection with the Merger, purported stockholders of SemGroup have filed a stockholder class action lawsuit against ET, SemGroup, Merger Sub and the SemGroup board of directors in the United States District Court for the District of

Delaware. Among other remedies, the plaintiffs seek to enjoin the Merger. If a final settlement is not reached, or if a dismissal is not obtained, these lawsuits could prevent or delay completion of the Merger and result in substantial costs to ET and SemGroup, including any costs associated with the indemnification of directors. Additional lawsuits may be filed against ET and/or SemGroup related to the Merger. Any litigation relating to the Merger could distract ET or SemGroup from pursuing the consummation of the Merger and other potentially beneficial business opportunities. Further, the defense or settlement of any lawsuit or claim that remains unresolved at the time the Merger is completed may adversely affect the combined company’s business, financial condition or results of operations.

Other Risks
Following the Merger, in addition to the risks described above, holders of ET common units, for U.S. federal income tax purposes, will continue to be subject to the risks that holders of ET common units are currently subject to, which are described in ET’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as updated by any subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, all of which are filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases of our common stock by us during the quarter ended September 30, 2019:

	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2019 - July 31, 2019	754	$11.77	—	—
August 1, 2019 - August 31, 2019	1,080	9.97	—	—
September 1, 2019 - September 30, 2019	—	—	—	—
Total	1,834	$10.71	—	—

(1)	Represents shares of common stock withheld from certain of our employees for payment of taxes associated with the vesting of restricted stock awards.
(2)	The price paid per common share represents the closing price as posted on the New York Stock Exchange on the day that the shares were purchased.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
Not applicable

Item 5.	Other Information
None

Item 6.	Exhibits
The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of September 15, 2019 by and among SemGroup Corporation, Energy Transfer LP and Nautilus Merger Sub LLC (filed as Exhibit 2.1 to our current report on Form 8-K dated September 15, 2019, filed September 16, 2019, and incorporated herein by reference).*

3.1
Certificate of Designations of Series A Cumulative Perpetual Convertible Preferred Stock of SemGroup Corporation, filed with the Secretary of State of the State of Delaware on January 19, 2018 (including form of stock certificate for our Series A Cumulative Perpetual Convertible Preferred Stock attached as Exhibit A thereto) (filed as Exhibit 3.1 to our current report on Form 8-K dated January 16, 2018, filed January 19, 2018, and incorporated herein by reference).

3.2
Amendment No. 1 to Certificate of Designations of Series A Cumulative Perpetual Convertible Preferred Stock of SemGroup Corporation, filed with the Secretary of State of the State of Delaware on September 16, 2019 (filed as Exhibit 3.1 to our current report on Form 8-K dated September 15, 2019, filed September 16, 2019, and incorporated herein by reference).

4.1
First Supplemental Indenture to Amended and Restated Bond Indenture, dated as of July 26, 2019, between Harris County Industrial Development Corporation, and The Bank of New York Mellon Trust Company, National Association, as trustee, relating to $75 million Series 2010 Marine Terminal Revenue Bonds (filed as Exhibit 4.1 to our quarterly report on Form 10-Q dated August 9, 2019, filed August 9, 2019, and incorporated herein by reference).

4.2
First Supplemental Indenture to Amended and Restated Bond Indenture, dated as of July 26, 2019, between Harris County Industrial Development Corporation, and The Bank of New York Mellon Trust Company, National Association, as Trustee, relating to $50 million Series 2011 Marine Terminal Revenue Bonds (filed as Exhibit 4.2 to our quarterly report on Form 10-Q dated August 9, 2019, filed August 9, 2019, and incorporated herein by reference).

4.3
First Supplemental Indenture to Amended and Restated Bond Indenture, dated as of July 26, 2019, between Harris County Industrial Development Corporation, and The Bank of New York Mellon Trust Company, National Association, as Trustee, relating to $100 million Series 2012 Marine Terminal Revenue Bonds (filed as Exhibit 4.3 to our quarterly report on Form 10-Q dated August 9, 2019, filed August 9, 2019, and incorporated herein by reference).

4.4
Amendment No. 3 to Continuing Covenant Agreement, dated as of July 26, 2019, between HFOTCO LLC, as obligor, Buffalo Gulf Coast Terminals, LLC, as the parent, Bank of America, N.A., as administrative agent and collateral agent, and the bondholders party thereto (filed as Exhibit 4.4 to our quarterly report on Form 10-Q dated August 9, 2019, filed August 9, 2019, and incorporated herein by reference).

10.1
Support Agreement, dated September 15, 2019, by and among Energy Transfer LP, Nautilus Merger Sub LLC, WP SemGroup Holdco, LLC and SemGroup Corporation (filed as Exhibit 10.1 to our current report on Form 8-K dated September 15, 2019, filed September 16, 2019, and incorporated herein by reference).

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
* Schedules to the Agreement and Plan of Merger have been omitted pursuant to Item 601 of Regulation S-K. A copy of any omitted schedule will be furnished to the SEC upon request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2019	SEMGROUP CORPORATION

	By:	/s/ Robert N. Fitzgerald
Robert N. Fitzgerald
Executive Vice President and
Chief Financial Officer